Form 10-Q
period 1996-03-31
INCYTE PHARMACEUTICALS INC
filed 1996-05-15
CIK 879169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       or


/   /     TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________



                         Commission File Number: 0-27488

                          INCYTE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                       94-3136539
- - - -------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                                3174 Porter Drive
                           Palo Alto, California 94304
                    (Address of principal executive offices)

                                 (415) 855-0555
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
/ X / Yes   /   / No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 9,909,791 as of April 30, 1996.

                          INCYTE PHARMACEUTICALS, INC.

                                      INDEX


PART I: FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1. Financial Statements - Unaudited

        Condensed Balance Sheets - March 31, 1996 and
        December 31, 1995 ...............................................      3

        Condensed Statements of Operations - three month
        periods ended March 31, 1996 and 1995 ...........................      4

        Condensed Statements of Cash Flows - three months ended
        March 31, 1996 and 1995 .........................................      5

        Notes to Condensed Financial Statements .........................      6

ITEM 2. Management's discussion and analysis of financial condition
        and results of operations .......................................      7


PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings ...............................................     10

ITEM 2. Changes in Securities ...........................................     10

ITEM 3. Defaults Upon Senior Securities .................................     10

ITEM 4. Submission of Matters to a Vote of Security Holders .............     10

ITEM 5. Other Information ...............................................     10

ITEM 6. Exhibits and Reports on Form 8-K ................................     10

        Signatures ......................................................     11

        Exhibit Index ...................................................     12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                           INCYTE PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)



                                                                      MARCH 31,      DECEMBER 31,
                                                                        1996            1995
ASSETS
Current assets:
     Cash and cash equivalents                                        $ 12,531        $ 10,386
     Marketable securities - available-for-sale                         36,475          30,634
     Accounts receivable                                                    67           7,233
     Prepaid expenses and other current assets                           1,202             749
                                                                      --------        --------
     Total current assets                                               50,275          49,002

Property and equipment, net                                             11,426           8,704
Deposits and other assets                                                  430             118
                                                                      --------        --------
          Total assets                                                $ 62,131        $ 57,824
                                                                      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $  2,258        $  2,246
     Accrued liabilities                                                 1,563             840
     Deferred revenue                                                   12,793           7,267
     Current portion of capital lease obligations                           57              56
                                                                      --------        --------
          Total current liabilities                                     16,671          10,409
Noncurrent portion of capital lease obligations                             28              42
Noncurrent portion of accrued rent                                         521             536

Stockholders' equity:
     Capital stock                                                          10              10
     Additional paid-in capital                                         77,302          76,908
     Unrealized gains (losses) on securities available-for-sale           (229)             33
     Accumulated deficit                                               (32,172)        (30,114)
                                                                      --------        --------
          Total stockholders' equity                                    44,911          46,837
                                                                      --------        --------

          Total liabilities and stockholders' equity                  $ 62,131        $ 57,824
                                                                      ========        ========



                             See accompanying notes

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          INCYTE PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                           1996           1995
                                                           ----           ----
Revenue                                                  $ 5,583        $ 1,482


Costs and expenses
  Research and development                                 7,371          3,245
  Selling, general and administrative                        948            537
                                                         -------        -------

Total costs and expenses                                   8,319          3,782

                                                         -------        -------

Loss from operations                                      (2,736)        (2,300)

Interest and other income, net                               678            336
                                                         -------        -------

Net loss                                                 $(2,058)       $(1,964)
                                                         =======        =======



Net loss per share                                       $ (0.21)       $ (0.25)
                                                         =======        =======


Shares used in computing net
  loss per share                                           9,830          7,930
                                                         =======        =======




                             See accompanying notes

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          INCYTE PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             1996        1995
                                                             ----        ----
CASHFLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (2,058)   $(1,964)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                               991        438
    Changes in certain assets and liabilities:
       Accounts receivable                                    7,166       (401)
       Prepaid expenses and other assets                       (765)       (75)
       Accounts payable                                          12        204
       Accrued liabilities                                      708        123
       Deferred revenue                                       5,526       (380)
                                                           --------    -------
  Total adjustments                                          13,638        (91)
                                                           --------    -------
Net cash provided by (used in) operating activities          11,580     (2,055)
                                                           --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (3,713)    (1,392)
  Purchases of securities - available-for-sale              (11,181)    (7,767)
  Maturity of securities - available-for-sale                 5,078     10,255
                                                           --------    -------
Net cash provided by (used in) investing activities          (9,816)     1,096

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock                       394         10
  Principal payments on capital lease obligations               (13)       (11)
                                                           --------    -------
Net cash provided by (used in) financing activities             381         (1)
                                                           --------    -------
Net increase (decrease) in cash and cash equivalents          2,145       (960)

Cash and cash equivalents at beginning of the period         10,386      6,846
                                                           --------    -------

Cash and cash equivalents at end of the period             $ 12,531    $ 5,886
                                                           ========    =======



SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                              $      3    $    30
                                                           ========    =======




                             See accompanying notes

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          INCYTE PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheets as of March 31, 1996 and December 31, 1995, statements of operations for the three months ended March 31, 1996 and 1995 and the statements of cash flows for the three months ended March 31, 1996 and 1995 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   REVENUE RECOGNITION

The Company recognizes revenue for subscriptions to the LIFESEQ database evenly over the subscription period. Revenue is deferred for fees received before earned. Revenues for custom orders, such as satellite databases, are recognized upon delivery.

3.   NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

PART I - FINANCIAL INFORMATION
ITEM 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and with the section of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 entitled "Item 1. Business - Factors That May Affect Results".

         WHEN USED IN THIS DISCUSSION, THE WORD "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE ABILITY OF THE COMPANY TO OBTAIN ADDITIONAL CUSTOMERS; COMPETITION FROM OTHER ENTITIES OFFERING ACCESS TO GENOMIC DATABASES OR SEQUENCING SERVICES; EARLY TERMINATION OF A DATABASE SUBSCRIPTION AGREEMENT OR FAILURE TO RENEW AN AGREEMENT UPON EXPIRATION; THE NEED FOR THE CONTINUED INVESTMENT IN THE DEVELOPMENT OF THE EXISTING AND NEW DATABASES AND RELATED PRODUCTS IN ADVANCE OF OBTAINING ADDITIONAL CUSTOMERS; THE DEVELOPMENT OF NEW, MORE ADVANCED SEQUENCING-RELATED TECHNOLOGIES NOT AVAILABLE TO THE COMPANY; UNCERTAINTY AS TO THE PATENTABILITY OF GENE SEQUENCES AND OTHER GENETIC INFORMATION; UNCERTAINTY AS TO THE SCOPE OF COVERAGE, ENFORCEABILITY OR COMMERCIAL PROTECTION FROM PATENTS THAT ISSUE; AND THE MATTERS DISCUSSED IN ITEM 1 OF THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995 UNDER THE CAPTION "BUSINESS -- FACTORS THAT MAY AFFECT RESULTS". THESE FORWARD LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.


OVERVIEW

         Incyte Pharmaceuticals, Inc. (the "Company") designs, develops and markets genomic database products and services. These databases include the LIFESEQ(TM) (Library of Information for Expressed SEQuences) gene expression and gene sequence databases, the Gene Mapping database and the Full-Length Clone database. The Company's databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create an information-based tool marketed to the pharmaceutical industry for use in drug discovery and development. In building its genomic databases, the Company utilizes high-throughput, computer-aided gene sequencing and analysis technologies to identify and characterize the expressed genes of the human genome. The pharmaceutical companies that currently subscribe on a non-exclusive basis to the Company's databases include: Abbott Laboratories; Hoechst AG and its wholly owned subsidiary Hoechst Marion Roussel, Inc.; Johnson & Johnson; Novo Nordisk A/S and its wholly owned subsidiary ZymoGenetics, Inc.; Pfizer Inc; and Pharmacia & Upjohn, Inc. In April 1996 F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc. became the seventh pharmaceutical group to subscribe to the database.

         Revenues recognized are predominately nonexclusive database subscription fees. To a smaller extent, certain subscribers also engage Incyte for exclusive satellite database services. The Company's database subscription agreements also provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that the database subscribers will ever generate products from information contained within the database and thus that the Company will ever receive milestone payments or royalties. There can be no assurance that any of the Company's database subscription agreements will be renewed upon expiration, typically after a term of three years, or not terminated earlier if the Company breaches any material provision of the database subscription agreement.

         The Company has incurred operating losses since inception and, while it currently expects operating losses to continue only through late 1996, the Company may never achieve or maintain significant revenues or profitable operations. There can be no assurance that the Company will be able to obtain and retain additional customers for the Company's database and sequencing products and services on acceptable terms or that such database products and services will produce revenues adequate to fund the Company's operating expenses.


RESULTS OF OPERATIONS

        Revenues for the three months ended March 31, 1996 were $5.6 million compared to $1.5 million for the corresponding period in 1995. Revenues in the three months ended March 31, 1996 resulted primarily from database access fees and, to a much lesser extent from custom satellite database services. The increase in revenues for the quarter ended March 31, 1996 was due to an increase in the number of subscribers and higher satellite database fees recognized. Revenues were reported for six subscribers for the three months ended March 31, 1996 compared to two for the same period in 1995.

         Total operating expenses for the first quarter of 1996 increased to $8.3 million from $3.8 million for the first quarter of 1995, an increase of 120%. Research and development expenses represented 91% of the increase and selling, general and administrative expenses represented 9% of the increase. Total operating expenses are expected to continue to increase over the next several years, due to increasing costs associated with continued expansion of the Company's facilities, continued investment in new technology, additional scientific and administrative personnel required to expand the Company's database development efforts and additional personnel needed to support existing subscribers and market to prospective subscribers.

         Research and development expenses increased to $7.4 million for the three months ended March 31, 1996, compared to $3.2 million for the same period in 1995. The increase from 1995 to 1996 was primarily attributable to the expansion of gene sequencing operations, increased database development efforts and investments in new technologies. Research and development expenses for the three months ended March 31, 1996 included approximately $0.4 million in license and related fees associated with an agreement signed with GeneTrace Systems Inc. in February 1996. The Company expects research and development spending to increase over the next several years as the Company continues to expand its gene sequence and database operations, invests in new sequencing and database-related technologies and pursues the development of new database products and services.

         Selling, general and administrative expenses increased to $0.9 million for the three months ended March 31, 1996, compared to $0.5 million for selling, general and administrative expenses for the same period in 1995. The increase is due primarily to expenses related to the recruitment and support of database subscribers and increased administrative personnel. Selling, general and administrative expenses are expected to continue to increase as the Company broadens its marketing and customer service support programs and adds management and support staff.

         Interest and other income, net increased to $0.7 million for the three months ended March 31, 1996, from $0.3 million for the same period in 1995 primarily as the result of higher average cash balances and higher interest yields due to general market conditions.

         The Company's net loss increased to $2.1 million for the three months ended March 31, 1996 from $2.0 million for the three months ended March 31, 1995. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including the timing of the addition of new database subscribers, the timing of the delivery of custom orders including satellite databases, changes in the demand for the Company's products and services resulting from changes in the research and development budgets of the Company's existing or prospective customers and/or the introduction of competitive databases or services, the expiration or termination of existing subscription agreements, and costs related to the expansion of the Company's gene sequencing and database operations, including expenses related to investments in and/or acquisitions of new technologies. The Company believes that quarterly comparisons of its financial results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

         The Company recorded a net loss per share of $0.21 for the three months ended March 31, 1996, representing a decrease from the net loss per share of $0.25 for the corresponding period in 1995. The decrease in net loss per share for the three month period was primarily the result of an increase in the shares used in computing net loss per share subsequent to the issuance of common stock in a follow-on public offering completed in November 1995.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996, the Company had $49.0 million in cash, cash equivalents and marketable securities, compared to $41.0 million as of December 31, 1995.

         Net cash provided by operating activities was $11.6 million for the three months ended March 31, 1996, as compared to net cash used in operating activities of $2.1 million for the three months ended March 31, 1995. The increase in net cash provided by operating activities resulted primarily from a decrease in accounts receivable and the receipt of payments pursuant to database subscription agreements for which recognition of revenue was deferred. The Company's investing activities, other than purchases and sales of short-term investments, have consisted of capital expenditures, which totaled $3.7 million and $1.4 million for the three months ended March 31, 1996 and 1995, respectively. Net cash provided by financing activities was $381,000 for the three months ended March 31, 1996, primarily as a result of issuances of common stock through the exercise of stock options, and net cash used in financing activities was $1,000 for the three months ended March 31, 1995, as a result of principal payments on capital lease obligations, offset in part by proceeds from issuances of common stock through the exercise of stock options.

         The Company expects its cash requirements to increase in future periods, particularly in 1996, as the Company continues to add personnel to commercialize its gene sequencing and database products and services, conducts new technology assessment and acquisition as well as research and development with respect to its high-throughput sequencing effort, and develops software for its database services. In addition, the Company expects to expend additional cash in 1996 and beyond for improvements to its new facilities and the associated lease expenses. The Company expects to continue to fund future operations with revenues from subscriptions in addition to using its current cash, cash equivalents and investments when necessary. The Company expects these resources will satisfy the Company's projected working capital and capital expenditure requirements at least through 1997. However, the Company can offer no assurance that the Company will be able to obtain additional subscribers to the Company's database or that such database products and services will produce revenues, which together with the Company's cash, cash equivalents and marketable securities, will be adequate to fund the Company's operating expenses. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract subscribers to its database and sequencing products and services; the Company's research and development activities; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to insure that the Company's sequencing operation remains competitive. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

                          INCYTE PHARMACEUTICALS, INC.


PART II: OTHER INFORMATION

ITEM 1.   Legal Proceedings

          Not Applicable

ITEM 2.   Changes in Securities

          None

ITEM 3.   Defaults upon Senior Securities

          None

ITEM 4.   Submission of Matters to a Vote of Security Holders

          None

ITEM 5.   Other Information

          None

ITEM 6.   Exhibits and Reports on Form 8-K.

          a)  Exhibits

              See Exhibit Index

          b)  Reports on Form 8-K

              None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    INCYTE PHARMACEUTICALS, INC.



Date:  May 13, 1996                     By:  /s/ Roy A. Whitfield
                                             --------------------
                                             Roy A. Whitfield
                                             President and Chief Executive
                                             Officer

Date:  May 13, 1996                     By:  /s/ Denise M. Gilbert
                                             ---------------------
                                             Denise M. Gilbert
                                             Executive Vice President and
                                             Chief Financial Officer

                          INCYTE PHARMACEUTICALS, INC.


                                  EXHIBIT INDEX
                                  -------------



                27      Financial Data Schedule