Form 10-Q
period 1996-06-30
INCYTE PHARMACEUTICALS INC
filed 1996-08-14
CIK 879169

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       or


[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to ______________________


                         Commission File Number: 0-27488

                          INCYTE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                94-3136539
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                                3174 Porter Drive
                           Palo Alto, California 94304
                    (Address of principal executive offices)

                                 (415) 855-0555
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 10,121,460 as of July 31, 1996.

                          INCYTE PHARMACEUTICALS, INC.

                                      INDEX


PART I: FINANCIAL INFORMATION

                                                                                         PAGE
                                                                                         ----
ITEM 1.         Financial Statements - Unaudited

                Condensed Balance Sheets - June 30, 1996 and
                December 31, 1995........................................................  3

                Condensed Statements of Operations - three and six month
                periods ended June 30, 1996 and 1995.....................................  4

                Condensed Statements of Cash Flows - six months ended
                June 30, 1996 and 1995...................................................  5

                Notes to Condensed Financial Statements..................................  6

ITEM 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................................  7


PART II: OTHER INFORMATION

ITEM 1.         Legal Proceedings.......................................................  11

ITEM 2.         Changes in Securities...................................................  11

ITEM 3.         Defaults Upon Senior Securities.........................................  11

ITEM 4.         Submission of Matters to a Vote of Security Holders.....................  11

ITEM 5.         Other Information.......................................................  12

ITEM 6.         Exhibits and Reports on Form 8-K........................................  12

                Exhibit Index...........................................................  13

                Signatures..............................................................  14

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                          INCYTE PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                           JUNE 30,      DECEMBER 31,
                                                                             1996           1995
ASSETS
Current assets:
         Cash and cash equivalents                                        $  7,172        $ 10,386
         Marketable securities - available-for-sale                         30,348          30,634
         Accounts receivable                                                 9,365           7,233
         Prepaid expenses and other current assets                             955             749
                                                                          --------        --------
         Total current assets                                               47,840          49,002

Property and equipment, net                                                 17,777           8,704
Deposits and other assets                                                      431             118
                                                                          --------        --------
              Total assets                                                $ 66,048        $ 57,824
                                                                          ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                 $  4,950        $  2,246
         Accrued liabilities                                                 1,843             840
         Deferred revenue                                                   15,295           7,267
         Current portion of capital lease obligations                           59              56
                                                                          --------        --------
              Total current liabilities                                     22,147          10,409
Noncurrent portion of capital lease obligations                                 13              42
Noncurrent portion of accrued rent                                             506             536

Stockholders' equity:
         Capital stock                                                          10              10
         Additional paid-in capital                                         77,470          76,908
         Unrealized gains (losses) on securities available-for-sale           (323)             33
         Accumulated deficit                                               (33,775)        (30,114)
                                                                          --------        --------
              Total stockholders' equity                                    43,382          46,837
                                                                          --------        --------

              Total liabilities and stockholders' equity                  $ 66,048        $ 57,824
                                                                          ========        ========



                                                                    Page 3 of 15
                             See accompanying notes

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          INCYTE PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                              -------------------------------   -----------------------------
                                                  1996              1995            1996            1995
                                              --------------    -------------   -------------   -------------
Revenue                                        $  7,630        $  1,953        $ 13,213          $  3,435


Costs and expenses:
     Research and development                     8,831           4,443          16,202             7,688
     Selling, general and administrative          1,001             686           1,949             1,223
                                               --------        --------        --------          --------

Total costs and expenses                          9,832           5,129          18,151             8,911

                                               --------        --------        --------          --------

Loss from operations                             (2,202)         (3,176)         (4,938)           (5,476)

Interest and other income, net                      599             283           1,277               619
                                               --------        --------        --------          --------

Net loss                                       ($ 1,603)       ($ 2,893)       ($ 3,661)         ($ 4,857)
                                               ========        ========        ========          ========



Net loss per share                             ($  0.16)       ($  0.36)       ($  0.37)         ($  0.61)
                                               ========        ========        ========          ========


Shares used in computing net
     loss per share                               9,900           7,934           9,865             7,932
                                               ========        ========        ========          ========



                                                                    Page 4 of 15
                             See accompanying notes

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          INCYTE PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                 -------------------
                                                                 1996           1995
                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 ($ 3,661)       ($ 4,857)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
        Depreciation and amortization                            2,258           1,010
        Changes in certain assets and liabilities:
           Accounts receivable                                  (2,132)           (621)
           Prepaid expenses and other assets                      (519)           (131)
           Accounts payable                                      2,704            (322)
           Accrued liabilities                                     973             341
           Deferred revenue                                      8,028          (1,001)
                                                              --------        --------
     Total adjustments                                          11,312            (724)
                                                              --------        --------
Net cash provided by (used in) operating activities              7,651          (5,581)
                                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                      (11,331)         (2,783)
     Purchases of securities - available-for-sale              (11,181)        (11,641)
     Maturity of securities - available-for-sale                11,111          20,511
                                                              --------        --------

Net cash provided by (used in) investing activities            (11,401)          6,087

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuances of common stock                       562              37
     Principal payments on capital lease obligations               (26)            (24)
                                                              --------        --------
Net cash provided by financing activities                          536              13
                                                              --------        --------
Net increase (decrease) in cash and cash equivalents            (3,214)            519

Cash and cash equivalents at beginning of the period            10,386           6,846
                                                              --------        --------

Cash and cash equivalents at end of the period                $  7,172        $  7,365
                                                              ========        ========



SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                 $      5        $     34
                                                              ========        ========



                                                                    Page 5 of 15
                             See accompanying notes

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          INCYTE PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheets as of June 30, 1996 and December 31, 1995, statements of operations for the three and six months ended June 30, 1996 and 1995 and the statements of cash flows for the six months ended June 30, 1996 and 1995 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

4.   SUBSEQUENT EVENTS

In July 1996, the Company issued 204,073 shares of common stock in exchange for all of the capital stock of Genome Systems, Inc., a privately held genomics company in St. Louis, Missouri. Genome Systems provides genomic research products and technical support services to scientists to assist them in the identification and isolation of novel genes. Genome Systems will maintain its name and operations and continue to operate as a wholly-owned subsidiary of Incyte.

PART I - FINANCIAL INFORMATION
ITEM 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and with the section of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 entitled "Item 1. Business - Factors That May Affect Results".

         When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the ability of the Company to obtain additional customers; competition from other entities offering access to genomic databases or sequencing services; early termination of a database subscription agreement or failure to renew an agreement upon expiration; the need for the continued investment in the development of the existing and new databases and related products in advance of obtaining additional customers; cost of accessing technologies developed by other companies; the development of new, more advanced sequencing-related technologies not available to the Company; uncertainty as to the patentability of gene sequences and other genetic information; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue; the ability to successfully integrate Genome Systems' operations; and the matters discussed in Item 1 of the Company's Form 10-K for the year ended December 31, 1995 under the caption "Business -- Factors That May Affect Results". These forward looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


OVERVIEW

         Incyte Pharmaceuticals, Inc. (the "Company") designs, develops and markets genomic database products and services. These databases include the LifeSeq(TM) (Library of Information for Expressed SEQuences) gene expression and gene sequence database, the LifeSeq Atlas(TM) gene mapping database, the Microbial database and the Database of full-length genes. The Company's databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based tools marketed to the pharmaceutical industry on a non-exclusive basis for use in drug discovery and development. In building its genomic databases, the Company utilizes high-throughput, computer-aided gene sequencing and analysis technologies to identify and characterize the expressed genes of the human genome. During the quarter ended June 30, 1996, three pharmaceutical companies were added as subscribers to the Company's databases. With the addition of Schering AG, Berlin, which was added in July 1996, the total number of subscribers is ten.

         Revenues recognized are predominately nonexclusive database subscription fees. To a smaller extent, certain subscribers also engage Incyte for exclusive, custom or "satellite", database services. The Company's database subscription agreements also provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that the database subscribers will ever generate products from information contained within the database and thus that the Company will ever receive milestone payments or royalties. There can be no assurance that any of the Company's database subscription agreements will be renewed upon expiration, typically after a term of three years, or not terminated earlier if the Company breaches any material provision of the database subscription agreement.

         The Company has incurred operating losses since inception and, while it currently expects operating losses to continue only through 1996, the Company may never achieve or maintain significant revenues or profitable operations. There can be no assurance that the Company will be able to obtain and retain additional customers for the Company's database and sequencing products and services on acceptable terms or that such database products and services will produce revenues adequate to fund the Company's operating expenses.


RESULTS OF OPERATIONS

         Revenues for the three and six months ended June 30, 1996 increased to $7.6 million and $13.2 million, respectively, compared to $2.0 million and $3.4 million for the corresponding periods in 1995. Revenues resulted primarily from database access fees and, to a much lesser extent from custom satellite database services. The increase in revenues in comparable quarters was due to an increase in the number of subscribers and higher satellite database fees recognized. Revenues were reported for seven subscribers for the three months ended June 30, 1996 compared to two for the same period in 1995.

         Total operating expenses for the three and six months ended June 30, 1996 were $9.8 million and $18.2 million, respectively, compared to $5.1 million and $8.9 million for the same periods of 1995. Research and development expenses represented over 90% of the increase in the comparable three month and six month periods. Total operating expenses are expected to continue to increase over the next several years, due to costs associated with continued expansion of the Company's facilities, continued investment in new technology, additional scientific and administrative personnel required to expand the Company's database development efforts and additional personnel needed to support existing subscribers and market to prospective subscribers.

         Research and development expenses increased to $8.8 million and $16.2 million for the three and six months ended June 30, 1996, respectively, compared to $4.4 million and $7.7 million for the same periods in 1995. The increase from 1995 to 1996 was primarily attributable to expansion of gene sequencing operations, an increase in bioinformatics and database development efforts and increased investment in intellectual property and new technologies. The Company expects research and development spending to increase over the next several years as the Company continues to expand its gene sequence and database operations, invests in new sequencing and database-related technologies and pursues the development of new database products and services.

         Selling, general and administrative expenses increased to $1.0 and $1.9 million for the three and six months ended June 30, 1996, respectively, compared to $0.7 million and $1.2 million for the same periods in 1995. The increase is due primarily to expenses related to the recruitment and support of database subscribers and additional administrative personnel. Selling, general and administrative expenses are expected to continue to increase as the Company broadens its marketing and customer service support programs and adds management and support staff.

         Interest and other income, net increased to $0.6 million and $1.3 million for the three and six months ended June 30, 1996, respectively, from $0.3 million and $0.6 million for the same periods in 1995 primarily as the result of higher average cash balances.

         The Company's net loss decreased to $1.6 million and $3.7 million for the three and six month ended June 30, 1996, respectively, from $2.9 million and $4.9 million for the three and six months ended June 30, 1995. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including the timing of the addition of new database subscribers, the timing of the delivery of custom orders including satellite databases, the expiration or termination of existing subscription agreements, and costs related to the expansion of the Company's gene sequencing and database operations, including expenses related to investments in and/or acquisitions of new technologies. These factors will be influenced by changes in the demand for the Company's products and services resulting from changes in the research and development budgets of the Company's existing or prospective customers and/or the introduction of competitive databases or services. The Company believes that quarterly comparisons of its financial results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

         The Company recorded a net loss per share of $0.16 and $0.37 for the three and six months ended June 30, 1996, respectively, representing a decrease from the net loss per share of $0.36 and $0.61 for the corresponding periods in 1995. The decrease in net loss per share for the comparable 1995 and 1996 periods was primarily the result of an increase in the number of subscribers and resulting subscription revenues and, to a smaller extent, the increase in the shares used in computing net loss per share subsequent to the issuance of common stock in a follow-on public offering completed in November 1995.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1996, the Company had $37.5 million in cash, cash equivalents and marketable securities, compared to $41.0 million as of December 31, 1995.

         Net cash generated by operating activities was $7.7 million for the six months ended June 30, 1996, as compared to net cash used in operating activities of $5.6 million for the six months ended June 30, 1995. The increase in net cash generated by operating activities resulted primarily from increases in accounts payable and deferred revenue as well as a decrease in the Company's net loss, offset in part by an increase in accounts receivable. Net cash generated by operating activities may in the future fluctuate significantly from quarter to quarter due to periodic large prepayments by subscribers. The Company's investing activities, other than purchases and sales of short-term investments, have consisted of capital expenditures, which totaled $11.3 million and $2.8 million for the six months ended June 30, 1996 and 1995, respectively. The increase was due to tenant improvements on the Company's facilities and purchases of sequencing equipment and computer hardware required to support the increase in data content of the Company's LifeSeq(TM) database as well as the generation of information for the Company's new database modules. Net cash provided by financing activities was $0.5 million for the six months ended June 30, 1996, primarily as a result of issuances of common stock through the exercise of stock options. Net cash provided by financing activities was $13,000 for the six months ended June 30, 1995, as a result of proceeds from issuances of common stock through the exercise of stock options offset in part by principal payments on capital lease obligations.

         The Company expects its cash requirements to increase in future periods, particularly in 1996, as the Company completes collaboration agreements, license agreements and/or acquisitions to access new technologies. In addition, the Company expects to expend additional cash in 1996 and beyond for improvements to its facilities and investments in sequencing equipment and computer hardware required in the development and production of new products and the improvement of existing products. The Company expects to continue to fund future operations with revenues from subscriptions in addition to using its current cash, cash equivalents and investments when necessary. The Company expects these resources will satisfy the Company's projected working capital and capital expenditure requirements at least through 1997. However, the Company can offer no assurance that the Company will be able to obtain additional subscribers to the Company's database or that such database products and services will produce revenues, which together with the Company's cash, cash equivalents and marketable securities, will be adequate to fund the Company's operating expenses. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract subscribers to its database and sequencing products and services; the Company's research and development activities; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to insure that the Company's sequencing operation remains competitive. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.


SUBSEQUENT EVENTS

         In July 1996 the Company issued 204,073 shares of common stock in exchange for all of the capital stock of Genome Systems, Inc., a privately held genomics company in St. Louis, Missouri. Genome Systems provides genomic research products and technical support services to scientists to assist them in the identification and isolation of novel genes. Genome Systems produces large DNA insert libraries and clones and provides contract DNA preparation services and high-throughput genomic screening and mapping services. Genome Systems will maintain its name and operations and continue to operate as a wholly-owned subsidiary of Incyte.

                          INCYTE PHARMACEUTICALS, INC.


PART II: OTHER INFORMATION


ITEM 1.         Legal Proceedings

                Not Applicable

ITEM 2.         Changes in Securities

                None

ITEM 3.         Defaults upon Senior Securities

                None

ITEM 4.         Submission of Matters to a Vote of Security Holders

                On May 21, 1996 the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting.

                1.    The following Directors were elected:

                    a. Roy A. Whitfield. 7,300,814 shares voted in favor of the nominee, 118,700 shares withheld their vote, and 2,430,019 shares were not voted;

                    b. Randal W. Scott. 7,300,814 shares voted in favor of the nominee, 118,700 shares withheld their vote, and 2,430,019 shares were not voted;

                    c. Barry M. Bloom. 7,300,414 shares voted in favor of the nominee, 119,100 shares withheld their vote, and 2,430,019 shares were not voted;

                    d. Jeffrey J. Collinson. 7,300,814 shares voted in favor of the nominee, 118,700 shares withheld their vote, and 2,430,019 shares were not voted; and

                    e. Frederick B. Craves. 7,300,414 shares voted in favor of the nominee, 119,100 shares withheld their vote, and 2,430,019 shares were not voted;

                    f. Jon S. Saxe. 7,300,414 shares voted in favor of the nominee, 119,100 shares withheld their vote, and 2,430,019 shares were not voted;


                2. A proposal to amend and restate the Company's 1991 Stock Plan. 5,886,248 shares were voted in favor of the proposal, 1,465,751 shares were voted against the proposal, 6,377 shares abstained, and 2,491,157 shares were not voted (including 61,138 broker non-votes).

                3. The selection of the Company's independent auditors was ratified. 7,415,839 shares were voted in favor of the proposal, 2,075 shares were voted against the proposal, 1,600 shares abstained, and 2,430,019 shares were not voted.


ITEM 5.         Other Information

                None

ITEM 6.         Exhibits and Reports on Form 8-K.

                a)  Exhibits

                    See Exhibit Index on Page 14

                b)  Reports on Form 8-K

                    None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INCYTE PHARMACEUTICALS, INC.



Date:    August 13, 1996                By:      /s/ Roy A. Whitfield
                                                 -------------------------------
                                                 Roy A. Whitfield
                                                 President and Chief Executive
                                                 Officer


Date:    August 13, 1996                By:      /s/ Denise M. Gilbert
                                                 -------------------------------
                                                 Denise M. Gilbert
                                                 Executive Vice President and
                                                 Chief Financial Officer

                          INCYTE PHARMACEUTICALS, INC.


                                  EXHIBIT INDEX



                                                                   Page No.
                                                                   --------
                27      Financial Data Schedule                       15