Form 10-Q
period 1996-09-30
INCYTE PHARMACEUTICALS INC
filed 1996-11-14
CIK 879169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 10,266,976 as of October 31, 1996.

                          INCYTE PHARMACEUTICALS, INC.

                                      INDEX

PART I: FINANCIAL INFORMATION
                                                                                    Page
                                                                                    ----
Item 1. Financial Statements - Unaudited

        Condensed Consolidated Balance Sheets - September 30, 1996 and
        December 31, 1995 ....................................................       3

        Condensed Consolidated Statements of Operations - three and nine month
        periods ended September 30, 1996 and 1995 ............................       4

        Condensed Consolidated Statements of Cash Flows - nine months ended
        September 30, 1996 and 1995 ..........................................       5

        Notes to Condensed Consolidated Financial Statements .................       6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ............................................       8

PART II: OTHER INFORMATION

Item 1. Legal Proceedings ....................................................      12

Item 2. Changes in Securities ................................................      12

Item 3. Defaults Upon Senior Securities ......................................      12

Item 4. Submission of Matters to a Vote of Security Holders ..................      12

Item 5. Other Information ....................................................      12

Item 6. Exhibits and Reports on Form 8-K .....................................      12

        Exhibit Index ........................................................      13

        Signatures ...........................................................      14

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          INCYTE PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                         SEPTEMBER 30, DECEMBER 31,
                                                                            1996         1995 (1)
ASSETS
Current assets:
      Cash and cash equivalents                                           $ 19,748       $ 10,547
      Marketable securities - available-for-sale                            29,946         30,634
      Accounts receivable                                                    3,028          7,643
      Prepaid expenses and other current assets                              1,185            756
                                                                          --------       --------
      Total current assets                                                  53,907         49,580
Property and equipment, net                                                 20,016          9,084
Deposits and other assets                                                      461            118
                                                                          ========       ========
           Total assets                                                   $ 74,384       $ 58,782
                                                                          ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                    $  4,308       $  2,344
      Accrued liabilities                                                    2,222            901
      Deferred revenue                                                      22,699          7,268
      Current portion of capital lease obligations and notes payable           111             84
                                                                          --------       --------
           Total current liabilities                                        29,340         10,597
Noncurrent portion of capital lease obligations and notes payable               79            147
Noncurrent portion of accrued rent                                             487            535
Stockholders' equity:
      Capital stock                                                             10             10
      Additional paid-in capital                                            81,501         77,250
      Deferred compensation, net of amortization                                --            (29)
      Unrealized gains (losses) on securities available-for-sale              (285)            33
      Accumulated deficit                                                  (36,748)       (29,761)
                                                                          --------       --------
           Total stockholders' equity                                       44,478         47,503
                                                                          --------       --------
           Total liabilities and stockholders' equity                     $ 74,384       $ 58,782
                                                                          ========       ========

(1) Derived from audited financial statements at December 31, 1995 restated to include the unaudited results of Genome Systems, Inc.

                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          INCYTE PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30                  SEPTEMBER 30
                                              -----------------------       -----------------------
                                                1996         1995 (1)         1996         1995 (1)
                                              --------       --------       --------       --------
Revenue                                       $ 12,917       $  2,854       $ 27,604       $  7,297
Costs and expenses:
     Research and development                   11,928          4,981         28,986         13,223
     Selling, general and administrative         1,735            960          4,263          2,592
     Purchase of in-process research
          and development                        3,165             --          3,165             --
                                              --------       --------       --------       --------
Total costs and expenses                        16,828          5,941         36,414         15,815
                                              --------       --------       --------       --------
Loss from operations                            (3,911)        (3,087)        (8,810)        (8,518)
Interest and other income, net                     559            199          1,823            820
                                              --------       --------       --------       --------
Net loss                                      ($ 3,352)      ($ 2,888)      ($ 6,987)      ($ 7,698)
                                              ========       ========       ========       ========
Net loss per share                            ($  0.33)      ($  0.35)      ($  0.69)      ($  0.95)
                                              ========       ========       ========       ========
Shares used in computing net
   loss per share                               10,179          8,144         10,106          8,138
                                              ========       ========       ========       ========

(1) Derived from the unaudited statements of operations for the three and nine months ended September 30, 1995 restated to include the unaudited results of Genome Systems, Inc.

                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          INCYTE PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                            -----------------------
                                                                              1996         1995 (1)
                                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               ($ 6,987)      ($ 7,698)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
         Depreciation and amortization                                         4,282          1,811
         Noncash portion of purchase of in-process research
             and development                                                   3,000             --
         Changes in certain assets and liabilities:
            Accounts receivable                                                4,615           (166)
            Prepaid expenses and other assets                                   (772)          (209)
            Accounts payable                                                   1,964           (628)
            Accrued liabilities                                                1,273            811
            Deferred revenue                                                  15,431         (1,348)
                                                                            --------       --------
     Total adjustments                                                        29,793            271
                                                                            --------       --------
Net cash provided by (used in) operating activities                           22,806         (7,427)
                                                                            --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                    (15,185)        (6,183)
     Purchases of securities - available-for-sale                            (11,230)       (15,925)
     Maturity of securities - available-for-sale                              11,600         28,281
                                                                             --------       --------
Net cash provided by (used in) investing activities                          (14,815)         6,173
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuances of common stock                                   1,251             82
     Capital equipment lease                                                      --             36
     Principal payments on capital lease obligations and notes payable           (41)           (50)
                                                                            --------       --------
Net cash provided by financing activities                                      1,210             68
                                                                            --------       --------
Net increase (decrease) in cash and cash equivalents                           9,201         (1,186)
Cash and cash equivalents at beginning of the period                          10,547          6,950
                                                                            --------       --------
Cash and cash equivalents at end of the period                              $ 19,748       $  5,764
                                                                            ========       ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                               $      7       $     39
                                                                            ========       ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired pursuant to capital lease obligations             --       $     36
                                                                            ========       ========

(1) Derived from the unaudited statements of cash flows for the nine months ended September 30, 1995 restated to include the unaudited results of Genome Systems, Inc.

                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          INCYTE PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three and nine months ended September 30, 1996 and 1995 and the statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The consolidated financial statements include the accounts of its wholly-owned subsidiaries. In July 1996, all of the outstanding shares of Genome Systems, Inc. ("Genome Systems") were acquired by the Company in a business combination accounted for as a pooling-of-interests. Accordingly, all prior financial data have been restated to represent the combined financial results of the previously separate entities (Note 4). In August 1996, all of the outstanding shares of Combion Inc. ("Combion") were acquired by the Company in a business combination accounted for as a purchase transaction. The accompanying financial statements present the operating results of this acquisition in the Company's consolidated results of operations from the date of acquisition (Note 4). Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. REVENUE RECOGNITION

The Company recognizes revenue for subscriptions to the LifeSeq(TM) database evenly over the subscription period. Revenue is deferred for fees received before earned. Revenues for custom orders, such as satellite databases, are recognized upon delivery. Revenues for genomic screening products are recognized when delivered and revenues for genomic screening services are recognized upon completion.

3. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common shares outstanding have been restated historically to reflect stock issued in the stock-for-stock pooling of interests combination of Genome Systems (See Note 4). Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

4. BUSINESS COMBINATIONS

In July 1996, the Company issued 204,073 shares of common stock in exchange for all of the capital stock of Genome Systems, Inc., a privately held genomics company in St. Louis, Missouri. Genome Systems provides genomic research products and technical support services to scientists to assist them in the identification and isolation of novel genes. The merger has been accounted for as a pooling of interests and, accordingly, the company's financial statements and financial data have been restated to include the accounts and operations of Genome Systems for all periods presented.

The table below presents the separate results of operations for Genome Systems for the periods prior to the merger. The Company's results of operations include Genome Systems since the transaction (in thousands):

                                                                         Merger
                                                           Genome       Related
                                            Incyte        Systems       Expenses       Combined
                                           --------       --------      --------       --------
Three months ended September 30, 1996
   Revenue                                 $ 12,657       $    260                     $ 12,917
   Net income (loss)                         (3,288)            79          (143)        (3,352)
Nine months ended September 30, 1996
   Revenue                                 $ 25,870       $  1,734                     $ 27,604
   Net income (loss)                         (6,950)           106          (143)        (6,987)
Three months ended September 30, 1995
   Revenue                                 $  2,260       $    594                     $  2,854
   Net income (loss)                         (2,997)           109                       (2,888)
Nine months ended September 30, 1995
   Revenue                                 $  5,695       $  1,602                     $  7,297
   Net income (loss)                         (7,854)           156                       (7,698)

In August 1996, the Company acquired all the common stock of Combion Inc., a privately held microarray technology company in Pasadena, California, for 73,171 shares of common stock. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to assets and liabilities based on the estimated fair value as of the date of acquisition. The portion of the consideration paid over the estimated fair value of net assets acquired is attributable to the purchase of in-process research and development. Combion's results of operations have been included in the consolidated results of operations since the date of acquisition.

PART I - FINANCIAL INFORMATION
ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and with the section of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 entitled "Item 1. Business - Factors That May Affect Results".

        When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to the expected achievement of profitability, expected expenditure levels and the adequacy of capital resources, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the ability of the Company to obtain additional customers; competition from other entities offering access to genomic databases or sequencing services; early termination of a database subscription agreement or failure to renew an agreement upon expiration; the need for the continued investment in the development of the existing and new databases and related products in advance of obtaining additional customers; the ability to successfully integrate Genome Systems' and Combion's operations; cost of accessing technologies developed by other companies; the development of new, more advanced sequencing-related technologies not available to the Company; uncertainty as to the patentability of gene sequences and other genetic information; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue; and the matters discussed in
Item 1 of the Company's Form 10-K for the year ended December 31, 1995 under the caption "Business -- Factors That May Affect Results" and under the caption "Risk Factors" in the Company's Prospectus dated October 16, 1996 forming a part of the Company's registration statement on Form S-3. These forward looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

         Incyte Pharmaceuticals, Inc. (the "Company") designs, develops and markets genomic databases, products and services. The databases include the LifeSeq(TM) human gene expression and gene sequence database, the LifeSeq Atlas(TM) gene mapping database, the PathoSeq(TM) microbial database and the LifeSeq FL(TM) database of full-length human gene sequences. The Company's databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based tools marketed to the pharmaceutical industry on a non-exclusive basis for use in drug discovery and development. In building its genomic databases, the Company utilizes high-throughput, computer-aided gene sequencing and analysis technologies to identify and characterize the expressed genes of the human genome. During the quarter ended September 30, 1996, two major companies were added as subscribers to the Company's databases to bring the total number of major subscribers to 11.

         In July 1996, the Company issued shares of its Common Stock in exchange for all of the outstanding shares of Genome Systems, Inc. ("Genome Systems"), a genomics service company in St.

Louis, Missouri. The transaction has been accounted for as a pooling of interests, and the consolidated financial statements discussed herein and all historical financial information has been restated to reflect the combined operations of both companies. Genome Systems will retain its name and current operations, continuing to offer a range of genomic screening products and services used by scientists to assist in the identification and isolation of novel genes.

         In August 1996, the Company acquired for stock Combion Inc. ("Combion") a microarray technology company located in Pasadena, California. The acquisition of Combion has been accounted for as a purchase, and the consolidated financial statements discussed herein reflect the inclusion of the results of Combion from the date of acquisition, August 15, 1996, forward.

         Revenues recognized by the Company are predominately nonexclusive database subscription fees. To a smaller extent, revenues consists of fees for custom or "satellite" database services and the sales of genomic screening products and services. The Company's database subscription agreements also provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that the database subscribers will ever generate products from information contained within the database and thus that the Company will ever receive milestone payments or royalties. There can be no assurance that any of the Company's database subscription agreements will be renewed upon expiration, typically after a term of three years, or not terminated earlier if the Company breaches any material provision of the database subscription agreement.

         The Company has incurred operating losses since inception and, while it currently expects to achieve profitability in the fourth quarter of 1996, the Company may not be able to sustain significant annual revenues or achieve or sustain profitable operations. There can be no assurance that the Company will be able to obtain and retain additional customers for the Company's database and genomic products and services on acceptable terms or that such database and genomic products and services will produce revenues adequate to fund the Company's operating expenses.

RESULTS OF OPERATIONS

         Revenues for the three and nine months ended September 30, 1996 increased to $12.9 million and $27.6 million, respectively, compared to $2.9 million and $7.3 million for the corresponding periods in 1995. Revenues resulted primarily from database access fees, and to a much lesser extent, from custom satellite database services and genomic screening products and services. The increase in revenues in comparable quarters was primarily due to an increase in the number of database subscribers with a proportionately smaller increase due to growth in custom satellite database services.

         Total costs and expenses for the three and nine months ended September 30, 1996 were $16.8 million and $36.4 million, respectively, compared to $5.9 million and $15.8 million for the same periods of 1995. Total costs and expenses for the three and nine months ended September 30, 1996 include a one-time charge of $3.2 million for purchase of in-process research and development relating to the acquisition of Combion. Research and development expenses accounted for most of the remaining increase. Total operating expenses are expected to continue to increase over the next few years, due to continued investment in new technology, additional scientific, programming and administrative personnel required to expand the Company's database development efforts and additional personnel needed to support existing and prospective subscribers.

         Research and development expenses increased to $11.9 million and $29.0 for the three and nine months ended September 30, 1996, respectively, compared to $5.0 million and $13.2 million for the same periods in 1995. The increase from 1995 to 1996 was primarily attributable to the increase in the production of gene sequence information, increased bioinformatics and database development efforts and increased investment in new technologies. The Company expects research and development spending to increase over the next several years as the Company continues to expand its gene sequence production operations, pursues the development of new database products and services, invests in new technologies and invests in the protection of its intellectual property.

         Selling, general and administrative expenses increased to $1.7 and $4.3 million for the three and nine months ended September 30, 1996, respectively, compared to $1.0 million and $2.6 million for the same periods in 1995. The increase is due primarily to expenses related to the recruitment and support of database subscribers and additional administrative personnel and to one-time accounting and legal fees associated with the merger with Genome Systems. Selling, general and administrative expenses are expected to continue to increase in support of the growing size and scope of the Company's operations.

         Interest and other income, net increased to $0.6 million and $1.8 million for the three and nine months ended September 30, 1996, respectively, from $0.2 million and $0.8 million for the same periods in 1995 as the result of higher average cash balances.

         The Company's net loss for the three and nine months ended September 30, 1996 was $3.4 million and $7.0 million, respectively, compared to $2.9 million and $7.7 million for the comparable periods in 1995. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including the timing of the addition of new database subscribers, the timing of the delivery of custom orders including satellite databases, the expiration or termination of existing subscription agreements, and costs related to the expansion of the Company's gene sequencing and database operations, including expenses related to investments in and/or acquisitions of new technologies. These factors will be influenced by changes in the demand for the Company's products and services resulting from changes in the research and development budgets of the Company's existing or prospective customers and/or the introduction of competitive databases or services. The Company believes that quarterly comparisons of its financial results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

         The Company recorded a net loss per share of $0.33 and $0.69 for the three and nine months ended September 30, 1996, respectively, representing a decrease from the net loss per share of $0.35 and $0.95 for the corresponding periods in 1995. Excluding the one-time charge for purchase for in-process research and development, the decrease in net loss per share for the comparable 1995 and 1996 periods was primarily the result of an increase in revenues and, to a smaller extent, the increase in the shares used in computing net loss per share subsequent to the issuance of common stock in a follow-on public offering completed in November 1995.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Company had $49.7 million in cash, cash equivalents and marketable securities, compared to $41.2 million as of December 31, 1995.

         Net cash generated by operating activities was $22.8 million for the nine months ended September 30, 1996, as compared to net cash used in operating activities of $7.4 million for the nine months ended September 30, 1995. The increase in net cash generated by operating activities resulted primarily from increased deferred revenue and decreased accounts receivable. Net cash generated by operating activities may in the future fluctuate significantly from quarter to quarter due to periodic large prepayments by subscribers. The Company's investing activities, other than purchases and maturities of short-term investments, have consisted of capital expenditures, which totaled $15.2 million and $6.2 million for the nine months ended September 30, 1996 and 1995, respectively. The increase was due to tenant improvements on the Company's facilities and purchases of sequencing equipment and computer hardware required to support existing and new database modules. Net cash provided by financing activities was $1.2 million and $70 thousand for the nine months ended September 30, 1996 and 1995, respectively. The increase is primarily a result of the exercise of stock options.

         The Company expects its cash requirements to increase in future periods as the Company continues to seek access to new technologies through collaborations, license agreements and/or acquisitions, expands its existing facilities, and continues to invest in sequencing equipment and computer hardware required for new and existing database modules. The Company expects to continue to fund future operations with revenues from genomic database products and services in addition to using its current cash, cash equivalents and investments when necessary. The Company expects these resources will satisfy the Company's projected working capital and capital expenditure requirements at least through 1997. However, the Company can offer no assurance that the Company will be able to obtain additional subscribers to the Company's database or that such database products and services will produce revenues, which together with the Company's cash, cash equivalents and marketable securities, will be adequate to fund the Company's operating expenses.

The Company's cash requirements depend on numerous factors, including the ability of the Company to attract subscribers to its databases and genomic products and services; the Company's research and development activities; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to insure that the Company's sequencing operation remains competitive; and costs associated with the integration of new operations assumed through mergers and acquisitions. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

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

                None

Item 5.         Other Information

                None

Item 6.         Exhibits and Reports on Form 8-K.

                a)  Exhibits

                    See Exhibit Index on Page 13

                b)  Reports on Form 8-K

                    The Company filed a Form 8-K dated July 22, 1996 reporting the acquisition of all of the outstanding shares of Genome Systems.

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

                                                    INCYTE PHARMACEUTICALS, INC.

Date:    November 13, 1996              By:      /s/ Roy A. Whitfield
                                                 -------------------------------
                                                 Roy A. Whitfield
                                                 President and Chief Executive
                                                 Officer

Date:    November 13, 1996              By:      /s/ Denise M. Gilbert
                                                 -------------------------------
                                                 Denise M. Gilbert
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                EXHIBIT INDEX


Exhibit 27              Financial Data Schedule