Form 10-K405
period 1996-12-31
INCYTE PHARMACEUTICALS INC
filed 1997-03-31
CIK 879169

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission file number 0-27488


                          INCYTE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      94-3136539
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

         3174 Porter Drive
        Palo Alto, California                               94304
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code (415) 855-0555

            Securities registered to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.001

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Common Stock held by nonaffiliates (based upon the closing sale price on the Nasdaq National Market) on March 3, 1997 was approximately $ 521,225,888.

         As of March 3, 1997, there were 10,458,924 shares of Common Stock, $.001 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Items 10 (as to directors), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 1997 Annual Meeting of Stockholders to be held on May 21, 1997.

                                     PART I


ITEM 1.       BUSINESS.

       When used in this Report, the word "expects," "anticipates," "estimates," and similar expressions are intended to identify forward- looking statements. Such statements, which include statements as to the timing of availability of products under development, the ability to commercialize products developed under collaborations and alliances, the performance and utility of the Company's products and services, and the adequacy of capital resources, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below as well as the extent of utilization of genomic information by the pharmaceutical industry in both research and development, risks relating to the development of new database products and their use by potential collaborators of the Company, the impact of technological advances and competition, and the risks set forth below under "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


OVERVIEW

       Incyte Pharmaceuticals, Inc. ("Incyte" or the "Company"), incorporated in Delaware in 1991, is a leader in the design, development and marketing of genomic database products, software tools, and related genomic reagents and services. Genome Systems, Inc. ("Genome Systems"), a wholly owned subsidiary that was acquired in July 1996, produces a line of genomic reagents and services for scientists at academic institutions and pharmaceutical and biotechnology companies. Combion, Inc. ("Combion"), acquired in August 1996, contributed staff, advisors, and intellectual property which now serve as the center of Incyte's microarray technology development group.

       Incyte's genomic databases integrate bioinformatics software with both proprietary and, when appropriate, publicly available genetic information to create information-based tools used by pharmaceutical and biotechnology companies in drug discovery and development. In building the databases, the Company utilizes high-throughput, computer-aided gene sequencing and analysis technologies to identify and characterize the expressed genes of the human genome as well as certain animal, plant and microbial genomes. Each database module consists of a relational database that runs on UNIX-based client/server networks and incorporates HyperText Markup Language ("HTML") graphical user interfaces enabling customers to use multiple search tools and browse various database modules. The databases are available using either Oracle or Sybase database architectures and operate on Sun, Digital Equipment Corporation and Silicon Graphics workstations.

       The portfolio of databases modules are available separately or as an integrated set and include: the LifeSeq(R) gene sequence and expression database, the LifeSeq FL(TM) database of full-length genes, the LifeSeq Atlas(TM) mapping database, and the PathoSeq(TM) microbial database. In addition, Incyte offers the LifeTools(TM) suite of software tools, the GeneAlbum(TM) reagent set, and a variety of custom database and sequencing services.

       Incyte currently markets access to its genomic databases through collaborations with top pharmaceutical and biotechnology companies worldwide. As of March 3, 1997, thirteen pharmaceutical or biotechnology companies and one agricultural company had access to the Company's databases on a non-exclusive basis through multi-year database collaboration agreements. Revenues from these customers generally include database access fees and in some cases include additional fees for specific sequencing services, such as custom or "satellite" database services. The Company's database agreements also provide for milestone payments and royalties from the sale of products by collaborative partners derived from proprietary information contained within one or more database modules.


SCIENTIFIC BACKGROUND

       Genomics is the study of genetic information, particularly human genes and their relationship to disease. Each gene encodes information which directs the body to produce a specific molecule capable of assisting in every day functions of a cell or defending the body against disease. Each cell type in the body uses a different subset of the genome to carry out its functions. In fact, a gene can be "active" or "inactive" in a particular cell as well as activated at "high" levels or "low" levels. There are three main approaches used by researchers to understand gene function.

       Homology -- Frequently genes can be grouped into "related" families based on similarities in structure or function. One approach is to search for genes related to those for which a function is already known or related to genes presumed to have an involvement in a disease process. Each gene consists of some linear combination of four building blocks called nucleotide bases (A,C,T,G). Thus by examining the "sequence" of the building blocks that make up a set of genes, one can identify those with a high degree of "sequence homology" and thus identify genes that may be part of a related family.

       Gene expression profiles -- When a gene is active, its DNA is copied by the body into a molecule called messenger RNA or "mRNA". Incyte isolates the mRNA from cells and tissues and converts it into copy DNA or "cDNA", a molecule which is easier to manipulate. In a process called "transcript imaging" or "gene expression profiling", Incyte uses high-throughput cDNA sequencing and computer analysis to quantify which genes are "active" or "inactive", and if active at what levels. This process is performed to analyze the expression profiles of different tissues, different disease states, or developmental stages. These "transcript images" provide a picture of cellular genetics at a level of detail greater than that possible with conventional laboratory techniques, revealing which genes, both known and novel, are specifically correlated to discrete biological events in normal and disease- state cells. All of this information is incorporated into the appropriate database enabling biology "in silico" -- computer-aided analysis to screen and identify human genes that may have value as therapeutics, diagnostic markers, or as new targets for drug development.

       Mapping or Positional Cloning -- Genes are organized into discrete units called chromosomes. Each person has 23 pairs of chromosomes containing an estimated 100,000 to 150,000 genes. By studying the medical histories of a population of patients in which a disease appears to be highly prevalent, abnormalities, such as a deletion or insertion, in a specific chromosomal region can be correlated with the presence of a particular disease. This narrows down the genes associated with that disease to the genes contained within that chromosomal region. By locating or "mapping" the genes uncovered through a high-throughput sequencing effort onto the chromosomes, a reference map can then be created which can assist in identifying selected genes associated with disease.

PRODUCTS

       Incyte's products include an integrated platform of genomic databases, software analysis tools, and genomic reagents and services.

       Non-exclusive Genomic Databases. Non-exclusive database access is provided through a collaboration agreement. Customers receive periodic data updates, usually monthly, as well as software upgrades and additional search and analysis tools when they become available. The fees and the period of access are negotiated with each customer, but the initial terms are typically for a period of three years. Fees generally consist of database access fees; non-exclusive or exclusive license fees and option fees corresponding to patent rights on proprietary sequences; and potential milestone and royalty payments on the sale of products commercialized if a database collaborator develops any products utilizing the Company's technology and database information. Additional fees for specific sequencing and database services, and the supply of DNA clones may be included as described below. Where appropriate, customers can browse not only Incyte-generated data, but also the data found in external sources of public domain information by HTML links through the World Wide Web. The database modules currently offered include the following:

   The LifeSeq(R) database consists of two integrated database modules, a proprietary sequence database module and a gene expression database module. Customers can easily move from one module to another through an HTML-based graphical interface. The sequence database contains Incyte's computer-edited gene sequence files and is used by customers to identify related or homologous genes. For example, a customer may wish to identify new genes homologous to a gene sequence identified through the customer's own independent research and believed to be linked to a disease, or a customer may wish to identify a potentially related family of genes homologous to an interesting gene uncovered while searching another Incyte database module. The expression database contains biological information about each sequence in the Company's sequence database, including tissue source, homologies, and annotations regarding characteristics of the gene sequence. Most importantly, the expression database contains a gene expression profile or "transcript image" for every tissue in the database combined with proprietary bioinformatics software to allow customers to browse data and compare differences in gene expression across cells, tissues, and different disease states. Thus the expression database can be used to assist researchers in correlating the presence of specific genes to discrete biological events in normal and disease-state cells.

   The LifeSeq FL(TM) database, first introduced in 1996, contains the full-length gene sequences for DNA fragments of medically interesting genes found in the LifeSeq(R) gene sequence and expression database. Incyte scientists select genes for inclusion in the LifeSeq FL database based on their sequence homology to therapeutically important gene families, unusual expression patterns or chromosomal location. A proprietary, high-throughput cloning technology is then used to obtain the full-length sequence.

   The PathoSeq(TM) database, first introduced in 1996, currently contains sequence information for medically relevant microbes. Sequence information for additional bacterial and fungal pathogens will be added in 1997 as the data is generated. With drug-resistant strains of bacteria and other microorganisms posing an increasing threat to world health, pharmaceutical and biotechnology companies are turning to microbial genomics to assist in identifying genes unique to these pathogens that might serve as new drug targets for combating infectious disease.

   The LifeSeq Atlas(TM) database, still under development, will contain the chromosomal locations for genes that the Company believes may be of particular utility to its customers. The database may be used to identify genes responsible for genetic disorders.

   Other Databases in development include: the PhytoSeq(TM) database, a database of plant sequences targeting agricultural and agrochemical companies interested in identifying genes responsible for desirable crop and disease resistance characteristics; and the ZooSeq(TM) database, a reference database of sequence and gene expression information from animal models designed to assist in the analysis of physiological responses to the preclinical testing of new drug therapies.

         Custom or Satellite Database Services. Satellite databases provide pharmaceutical company customers with the opportunity to conduct custom sequencing and database programs. To construct a satellite database, Incyte generates sequence data and transcript images using genetic material from tissues or cells selected by the customer. Typically these cells and tissues are provided by the customer from its own tissue bank or internal research programs. The resulting information will be placed in a proprietary satellite database, in a format compatible with the appropriate non-exclusive database module, and available to the satellite database customer on an exclusive basis for a negotiated period of time.

         Software. Incyte has developed a sophisticated suite of data mining, search, analysis, editing, and data visualization software tools in developing its portfolio of genomic databases. These tools allow the user to compare sequence data against public-domain databases, to manage data within a relational database architecture and to present data with a graphical HTML interface. Beginning in 1996 the Company began offering access to the LifeTools(TM) suite of data analysis software tools. This will assist the customer in capturing, storing, and analyzing internally generated sequence-related data. LifeTools software is offered on a consultancy basis, being installed and customized to meet specific client needs.

         Reagent Services. Incyte offers a variety of reagent services designed to assist its customers in using information from its databases in internal lab-based experiments. The DNA fragments upon which the information in Incyte's databases are derived represent valuable resources for researchers, enabling them to perform bench-style experiments to supplement the information obtained from searching Incyte's databases. Incyte retains a copy of all isolated clones corresponding to the sequences in the database. Customers may request from the Company a sample of all clones corresponding to a sequence of interest, including the full-length DNA clone corresponding to the partial gene fragment sequences found in the database. Typically, the Company's customers require full-length clones to derive receptors for small molecule binding studies or therapeutic proteins. Upon the request of a customer, the Company will isolate a full-length clone, on a fee for service basis. Finally the GeneAlbum(TM) program, which was introduced for the first time in 1996, allows customers to subscribe to a service that provides them with large numbers of DNA clones on an annual basis. This service is more economical for those customers that desire large numbers of DNA clones.

         Genome Systems' Reagents. Genome Systems produces a broad line of genomic research products, such as DNA clones and insert libraries, and offers technical support services, including high-throughput DNA screening, custom robotic services, contract DNA preparation, and fluorescent in-situ hybridization, to assist researchers in the identification and isolation of novel genes.

DATABASE PRODUCTION

         The Company engages in the high-throughput automated sequencing of genes derived from tissue samples followed by the computer-aided analysis of each gene sequence to identify similarities, or homologies, to genes of known function in order to predict the biological function of newly identified sequences. The derivation of information in the Company's databases involves the following steps:

   Tissue Access. Incyte obtains tissue samples representing most major organs in the human body from various academic and commercial sources. Where possible, in addition to the tissue sample, the Company obtains information as to the medical history and pathology of the tissue. The genetic material is isolated from these tissues and prepared for analysis. The results of this analysis as well as the corresponding pathology and medical history information are incorporated into the database. This information enables customers to relate gene expression information to biological function.

   High-Throughput cDNA Sequencing. The Company utilizes specialized teams in an integrated approach to its high-throughput sequencing and analysis effort. Gene sequencing is performed using multiple work shifts to increase daily throughput. The Company is currently sequencing approximately 10,000 cDNA sequences per day. One team develops and prepares cDNA libraries from biological sources of interest. A second team prepares the cDNAs using robotic workstations to perform key steps that result in purified cDNAs for sequencing (called cDNA templates). A third team operates automated DNA sequencers that typically sequence from 200 to 800 base pairs from each cDNA template. These base pairs represent a portion of the entire cDNA sequence. The Company believes that those partial gene sequences are often sufficient to identify the expressed gene and allow for more rapid gene discovery.

   Bioinformatics. The finished sequence is uploaded from the DNA sequencers into the Company's proprietary sequence database. Automated bioinformatics software eliminates low quality sequences from the database. The sequence of each cDNA is then compared via automated, computerized algorithms, to the sequences of known genes in the Company's databases and public domain databases to identify whether the cDNA codes for a known protein. Each sequence is annotated as to its cell or tissue source, its relative abundance and whether it is a known gene with known function or previously unidentified. The bioinformatics staff monitors this computerized analysis and may perform additional analysis on sequence information.


CUSTOMERS

         The Company has entered into database collaboration agreements with thirteen pharmaceutical or biotechnology companies and one agricultural company as of March 3, 1997. Each collaborator has agreed to pay, during an average term of three years, annual fees to receive non-exclusive access to the Company's databases. In 1996, the Company recognized revenue from ten of these companies, three of which each contributed in excess of 10% of total revenues.

         Certain of these agreements contain minimum annual database requirements which if not met could result in Incyte's breach of the respective agreement. The Company's first two database agreements expire at the end of 1997 and it is not known if either of these will be renewed, and if renewed, under what terms. The loss of revenues from any customer could have a significant effect on the Company's business, financial condition, and results of operations. See "Factors That May Affect Results -- Limited Operating History; History of Operating Losses; Uncertainty of Future Profitability or Continuing Revenues," "-- New and Uncertain Business," and "--Competition and Technological Changes."


DEVELOPMENT PROGRAMS

         Since its inception, the Company has made substantial investments in research and technology development. During the years ended December 31, 1996, 1995 and 1994, the Company spent approximately $40.9 million, $19.2 million, and $11.2 million, respectively, on research and development activities. The investment in research and development includes an active program to enter into alliances with other technology-driven companies and when appropriate, acquire licenses to technologies for evaluation or use in the production and analysis process. The Company has entered into a number of research and development alliances with companies and research institutions. The Company's commitments under any one of these agreements do not represent a significant expenditure in relation to the Company's total research and development expense. Significant areas of current technology and product development include the following:

         Technology Development. Incyte has made, and intends to continue to make, a substantial investment in searching for, and evaluating, new technologies that can improve its DNA sequencing and analysis process. This includes, but is not limited to tissue processing, DNA amplification and advanced automated sequencing and expression profiling technologies. In particular the Company is continually evaluating alternative technologies that may result in additional productivity, efficiency and quality improvements. To acquire access to these technologies, the Company may be required to pay upfront license fees and ongoing research fees or make equity investments. In 1996 Incyte entered into alliances designed to evaluate the use of mass spectrometry for high throughput expression profiling with GeneTrace Systems Inc. and Perseptive Biosystems, Inc.

         Incyte is making a significant investment in the area of microarray technology development. Microarray technology consists of the attachment of DNA fragments onto a solid substrate, such as a chemically treated glass surface, in a specific grid formation ("gridding") so that the identity and placement of each DNA fragment is known. These grids can then be used to probe the expression patterns of thousands of genes at a time. In August 1996, Incyte acquired Combion, a private company focusing on the creation of microarrays using a proprietary "ink- jet" technology whereby presynthesized DNA fragments ("GeneJet") or individual nucleotides ("ChemJet") are printed onto designated sites on the array. This technology is being developed in-house as a method of producing arrays of DNA fragments representing genes from Incyte's databases for use by customers in their internal experimental research programs. In addition, Incyte has an alliance with Affymetrix, Inc. to utilize Affymetrix's array technology to develop a series of specific arrays containing disease or application related genes. The two companies are jointly developing such arrays, which are called LifeChips(TM), as research tools to create information for disease-specific database modules.

         There is no assurance that any of these agreements will be successful or that competitors will not gain access to particular sequence- related or microarray-related technologies to the exclusion of Incyte. See "Factors that May Affect Results -- Risks Associated with Acquisitions" and "-- Dependence on Others."

         Database Product Development. Version 1.0 of Incyte's core database, the LifeSeq(R) gene expression database, was introduced in 1994. Version 2.0, introduced in the first half of 1995, was in a relational database format using a Sybase platform running on UNIX systems. Version 3.0, introduced in October 1995, included for the first time an HTML-based graphical user interface which enabled the user to access the gene expression relational database and provided links to public domain data. Versions 4.0-4.3, introduced in 1996, consist of a relational database format available on both a Sybase or an Oracle platform, include automated search and annotation capabilities and contain a separate sequence database with links to the gene expression relational database.
Future versions are being developed to include three dimensional data visualization and mining tools and flexible annotation features. There can be no assurance that subsequent versions of the LifeSeq(R) database will be completed, or completed in a timely manner.

         In addition, Incyte introduced a number of new database products during 1996 including the LifeSeq FL(TM) database of full-length genes, the LifeSeq Atlas(TM) mapping database, the PathoSeq(TM) database of microbial sequences, and the LifeTools(TM) suite of software database analysis tools.
The Company is continuing to develop improvements to these modules, and to that end is developing additional search and analysis features. The Company is also focusing significant efforts on the development of new database products, including the ZooSeq(TM) reference database of gene expression profiles for commonly used animal modules to assist with the evaluation of data from the preclinical testing of prospective new drugs; and LifeChips(TM) based database modules in development as part of the Affymetrix collaboration. There can be no assurance that improvements of these database modules or new modules will be completed, or if completed, will be completed in a timely manner. See "Factors That May Affect Results -- Competition and Technological Changes."

         Incyte entered into a number of alliances intended to improve its bioinformatics capabilities and to investigate the development of new data analysis tools. Some of these programs include: the investigation of the use of Oceania Inc.'s computerized patient medical record software to assist in the organization and searching of tissue pathology data and patient medical histories from the tissues used in Incyte's databases; and a collaboration with the bioinformatics lab at the French National Center for Scientific Research (the CNRS or Centre National de la Recherche Scientifique) to develop new algorithms. There is no assurance that any of these agreements will be successful. See "Factors That May Affect Results -- Dependence on Others."


PATENTS AND PROPRIETARY TECHNOLOGY

         The Company's database business and competitive position is dependent upon its ability to protect its proprietary database information and software technology. The Company relies on patent, trade secret and copyright law, and nondisclosure and other contractual arrangements to protect its proprietary information. To date, the Company has not been issued registered copyrights for its database-related software and has been issued several patents with respect to full-length gene sequences.

         The Company's ability to license proprietary genes may be dependent upon its ability to obtain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. Other pharmaceutical, biotechnology and biopharmaceutical companies, as well as academic and other institutions have filed applications for, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. Patent applications filed by competitors, including Human Genome Sciences, Inc. ("HGS"), may claim some of the same gene sequences or partial gene sequences as those claimed in patent applications filed by the Company. Merck & Co., Inc. in conjunction with Washington University has made certain gene sequences publicly available which may adversely affect the ability of the Company and others to obtain patents on genes. Furthermore, The Institute for Genomic Research ("TIGR") has made publicly available partial gene sequences generated at TIGR and full-length gene sequences assembled from partial gene sequences found in publicly available databases or sequenced at TIGR; and there can be no assurance that TIGR will not continue to release such information. There can be no assurance that such publication of sequence information will not adversely affect the Company's ability to obtain patent protection for certain sequences.

         The Company is aware that certain of its patent applications cover genes which are also contained in patent applications filed by others with potentially competing patent claims. Some of these potential conflicts may be decided in interference proceedings before the United States Patent and Trademark Office ("USPTO"). Given the large number of applications filed by the Company, a large number of interference proceedings could be expensive and time consuming. In addition, it is impossible to predict how many, if any, of these competing patent claims will be resolved in the Company's favor.

         The Company's current policy is to file patent applications on what it believes to be novel full-length cDNA sequences and partial sequences obtained through the Company's high-throughput computer-aided gene sequencing efforts. The Company has filed United States patent applications in which the Company has claimed certain partial gene sequences and has filed U.S. and European patent applications claiming full- length gene sequences associated with cells and tissues that are the subject of the Company's high-throughput gene sequencing program. To date the Company holds several issued U.S. patents on full-length genes, and no patent has issued under any of the Company's patent applications claiming partial gene sequences.

         The patentability of gene sequences and other genetic information in general is highly uncertain. Although no clear policy has emerged with respect to the breadth of claims allowable for full-length genes as well as partial gene fragments, there is significant uncertainty as to what claims, if any, will be allowed on partial gene sequences derived through high-throughout gene sequencing. The USPTO initially rejected an application filed by the National Institutes of Health ("NIH") claiming a large number of partial gene sequences, and the NIH announced in February 1994 that it would not pursue further such applications. Certain court decisions suggest that disclosure of a partial sequence may not be sufficient to support the patentability of a full-length sequence. In 1996 the USPTO issued guidelines limiting the number of gene sequences that can be contained within a single patent application. Many of the Company's patent applications containing multiple partial sequences contain more sequences than the maximum number allowed under the new guidelines. The Company is reviewing its options, and it is possible that due to the excessive resources needed to comply with the guidelines, the Company may decide to abandon seeking patent protection for some of its partial gene sequences.

         As a result, there can be no assurance that patent applications relating to the Company's products or processes will result in patents being issued, or that any issued patents will provide protection against competitors. Even if patents are issued on the basis of gene sequences, there may be uncertainty as to the scope of the coverage, enforceability or commercial protection provided by any such patents. See "Factors That May Affect Results -- Uncertainty of Protection of Patents and Proprietary Rights."

         The Company was formed in 1991 to acquire certain assets and technology of Invitron Corporation ("Invitron"). The Company's initial research and development programs focused on the discovery of proteins that might have pharmaceutical activity. The Company has filed, or owns patent applications and certain issued patents, in the U.S. and certain foreign countries relating to distinct molecules and/or families of related molecules developed from the Company's protein research programs. Patents that have issued relate to Bacterial Permeability Inhibitor ("BPI") and certain uses thereof, Protease Nexin-1 ("PN-1") and certain uses thereof, Galectin 14-1 ("GL14-1"), and Defensin HNP-4 and other granulocyte proteins. There can be no assurance that any pending patent applications will issue as patents or that any issued patents will provide Incyte with adequate protection with respect to the covered products, processes or technology. In particular, the Company is aware that Xoma Corporation ("Xoma") is developing a BPI product, has several issued patents related to BPI and has licensed an issued patent and patent applications relating to BPI from New York University. In the event that Xoma is successful in developing its BPI product and such product is believed by the Company possibly to infringe or otherwise threaten the Company's patent rights with respect to BPI, the Company may choose to protect or enforce such patent rights through negotiations or litigation, which could require a protracted period of time and could result in substantial cost to and diversion of effort by the Company.


COMPETITION

         There are a finite number of genes in the human genome, and competitors in gene sequencing may seek to identify, sequence and determine in the shortest time possible the biological function of a large number of genes in order to obtain a proprietary position with respect to the largest number of new genes discovered. There are a large number of companies, other institutions, and government-financed entities, including HGS, the NIH, and the Department of Energy, engaged in gene sequencing. Some of these companies, institutions and entities have greater financial and human resources than the Company.

         HGS has entered into a collaboration with SmithKline Beecham ("SmithKline") to engage in large-scale gene sequencing and to develop from gene sequence data therapeutic, vaccine and diagnostic products. HGS and SmithKline have made certain gene sequence information available to a consortium of four pharmaceutical companies and have announced their intention
to add at least one more pharmaceutical company to the consortium.   HGS is
also funding gene sequencing and gene research at The Institue for Genomic Research ("TIGR"), a not-for-profit research institute. TIGR has announced that it, HGS and SmithKline have established a human cDNA database that is available to academic researchers. In addition, Merck & Co, Inc. is funding gene sequencing efforts at Washington University and making sequencing information publicly available (the "Merck Gene Index"). The Company expects that additional competitors may attempt to establish gene sequence or genomics databases in the future. In addition, such entities or other persons may discover and establish patent positions with respect to gene sequences in the Company's databases. Such patent positions or the public availability of gene sequences comprising substantial portions of the human genome would decrease the potential value of the Company's databases to the Company's customers and adversely affect the Company's ability to realize royalties or other revenue from commercialization of products based upon such genetic information.

         In addition, the gene sequencing machines that are utilized in the Company's high-throughput computer-aided gene sequencing operations are commercially available and are currently being utilized by several competitors. Moreover, some of the Company's competitors or potential competitors are in the process of developing, and may successfully develop, proprietary sequencing technologies that may be more advanced than the technology used by the Company. There can be no assurance that such advanced sequencing technology, if developed, will be commercially available for purchase or license by the Company on reasonable terms, or at all.

         A number of companies have announced their intent to develop and market software to assist pharmaceutical companies and academic researchers in the management and analysis of their own genomic data as well as the analysis of sequence data available in the public domain. Some of these entities have access to significantly greater resources than the Company and there can be no assurance that these products would not achieve greater market acceptance than the products offered by the Company.

         The Company believes that the features and ease of use of its database software, its experience in high-throughput gene sequencing, the cumulative size of its database, the quality of the data, including the annotations in its database, and its experience with bioinformatics and database software are important aspects of the Company's competitive position.

         The genomics industry is characterized by extensive research efforts and rapid technological progress. New developments are expected to continue and there can be no assurance that discoveries by others will not render the Company's services and potential products noncompetitive. In addition, significant levels of research in biotechnology and medicine occur in universities and other non-profit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. These entities also compete with the Company in recruiting talented scientists. See "Factors That May Affect Results -- Competition and Technological Changes."


GOVERNMENT REGULATION

         Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by a licensee of the Company or by the Company. At the present time the Company does not intend to develop any pharmaceutical products itself. The Company will receive royalties from its database collaborators on any pharmaceutical products developed by such collaborators derived from information obtained from Incyte's genomic databases. Thus, the receipt and timing of regulatory approvals for the marketing of such products may have a significant effect in the future on the Company's revenues. Pharmaceutical products developed by licensees will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA in the United States and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, recordkeeping and marketing of such pharmaceutical products, including the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations require the expenditure of substantial resources over a significant period of time, and there can be no assurance that any approvals will be granted on a timely basis, if at all. Any such delay in obtaining or failure to obtain such approvals could adversely affect the Company's ability to earn milestone payments, royalties or other license-based fees. Additional governmental regulations that might arise from future legislation or administrative action cannot be predicted, and such regulations could delay or otherwise affect adversely regulatory approval of potential pharmaceutical products. See "Factors That May Affect Results -- Uncertainty of Pharmaceutical Pricing and Health Care Reform and Related Matters."

HUMAN RESOURCES

         As of March 1, 1997, the Company had 458 employees (127 of whom are contract or part-time employees), including 167 in sequencing production, 96 in bioinformatics, 65 in research and technology development, 60 in marketing, sales and administrative positions and 70 in the Company's Genome Systems subsidiary. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good. The Company's future success also will depend in part on the continued service of its key scientific, software, bioinformatics and management personnel and its ability to identify, hire and retain additional personnel, including personnel in the customer service and marketing area. There is intense competition for such qualified personnel in the areas of the Company's activities, especially with respect to experienced bioinformatics and software personnel, and there can be no assurance that the Company will be able to continue to attract and retain such personnel necessary for the development of the Company's business. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and operating results. See "Factors That May Affect Results -- Management of Growth" and "-- Dependence on Key Employees."


FACTORS THAT MAY AFFECT RESULTS

         Limited Operating History; History of Operating Losses; Uncertainty of Future Profitability or Continued Revenues. The Company has had a limited operating history and is at an early stage of development. For the years ended December 31, 1996, 1995 and 1994, the Company had net losses of $6.8 million, $9.9 million and $11.5 million, respectively, and as of December 31, 1996, the Company had an accumulated deficit of $36.5 million. The Company's increase in throughput of its gene sequencing and database efforts, together with the development of new products and expansion of its marketing, sales and customer service staff will require a substantial increase in expenditures in 1997 and beyond. While the Company reported a small operating profit in the fourth quarter of 1996, there can be no assurance that the Company can maintain profitability. The Company's ability to achieve and maintain significant revenues or profitability will be dependent upon the Company's ability to obtain additional customers for its database and genomic products and services. While the Company currently has fourteen database collaborations, there can be no assurance that the Company will be able to obtain any additional agreements for such products and services. Further, the Company's database collaborations typically have a term of three years, which may be terminated earlier by a partner if the Company breaches any material provision of the database agreement, which may include certain performance obligations, and fails to cure such breach within a specified period. There can be no assurance that any of the Company's database agreements will be renewed upon expiration or not terminated earlier upon a material breach thereof by the Company. The loss of revenues from certain agreements would have a material adverse effect on the Company's business and operating results.

         An element of the Company's commercialization strategy is the licensing to customers of the Company's patent rights to individual partial genes or full-length cDNA sequences from the Company's proprietary sequence database for development as a potential pharmaceutical, diagnostic or other product. Any potential product that is the subject of such a license would require several years of further development, clinical testing and regulatory approval prior to commercialization. Accordingly, the Company does not expect to receive any milestone or royalty payments from any such licenses for a substantial period of time, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         New and Uncertain Business. The Company's genomic database business and the use of its databases, software tools and related services to assist in and improve the efficiency of the traditional drug discovery process represents a business for which there is no precedent. There can be no assurance that such companies will accept the usefulness of the Company's databases, software tools and related services. The Company's strategy of using high-throughput sequencing to identify genes rapidly and obtain proprietary rights in as many genes as possible is unproven. In addition, the Company has limited experience in providing software-based relational database products or services. The Company's ability to achieve profitability depends on attracting additional customers for its database and sequencing products and services. The high- end nature and price of the Company's database and sequencing products and services are such that there is a limited number of large pharmaceutical and biotechnology companies that are potential customers for such products and services. Additional factors that may affect demand for the Company's products and services include the extent to which the Company's potential customers choose to conduct in-house gene sequencing and bioinformatics analysis, the emergence of competitors offering similar services at competitive prices, the ability of the Company to satisfactorily service its existing customers, the extent to which the gene and related information in the Company's database is made public by, or is the subject of, patents issued to others, and the emergence of technological innovations in gene sequencing or bioinformatics and relational database software that are more advanced than the technology used by and available to the Company. There can be no assurance that the Company will be able to attract additional customers on acceptable terms for its products and services or develop a sustainable profitable business.

         Risks Associated with Acquisitions. As part of its business strategy, the Company may from time to time acquire assets and businesses principally relating to or complementary to its operations, including for the purpose of acquiring specific technology. The Company acquired Genome Systems and Combion in July 1996 and August 1996, respectively. Genome Systems, located in St. Louis, Missouri and Combion, located in Pasadena, California, are geographically disparate from the Company's Palo Alto, California headquarters, which may make the integration and management of their operations more difficult. These and any other acquisitions by the Company will be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, potential exposure to unknown liabilities of acquired companies or to acquisition costs and expenses exceeding amounts anticipated for such purposes, fluctuations in the Company's quarterly and annual operating results due to the costs and expenses of acquiring and integrating new businesses or technologies, the difficulty and expense of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business and diversion of management time and attention, the inability to successfully integrate or to complete the development and application of acquired technology and the potential failure to achieve anticipated financial, operating and strategic benefits from such acquisitions, difficulties in establishing and maintaining uniform standards, controls, procedures and policies, the impairment of relationships with and possible loss of key employees and customers of acquired businesses as a result of changes in management and ownership, the incurrence of amortization expenses if an acquisition is accounted for as a purchase, and dilution to the stockholders of the Company if the consideration for the acquisition consists of equity securities. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such acquisitions. If the Company is unsuccessful in doing so, its business, financial condition and results of operations could be materially and adversely affected.

         Fluctuations in Operating Results. The Company's operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors, including changes in the demand for the Company's products and services, the pricing of database access to database collaborators, the nature, pricing and timing of other products and services provided to the Company's customers, changes in the research and development budgets of the Company's customers and potential customers, capital expenditures and other costs related to the expansion of Incyte's operations, and the introduction of competitive databases or services. In particular, the Company has a limited ability to control the timing of database installations, due to the lengthy sales cycle required for the Company's database products, the Company's revenue levels are difficult to forecast, the time required to complete custom orders can vary significantly and the growing investment in external alliances could result in significant quarterly fluctuations in expenses due to the payment of milestones, license fees or research payments. The need for continued investment in development of the Company's databases and related products and services and for extensive ongoing customer support capabilities results in significant fixed expenses. If revenue in a particular period does not meet expectations, the Company would not be able to adjust significantly its level of expenditures in such period, which would have an adverse effect on the Company's operating results. The Company believes that quarterly comparisons of its financial results will not necessarily be meaningful and should not be relied upon as an indication of future performance. Due to the foregoing factors, it is likely that in some future quarter or quarters the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Competition and Technological Changes. There are a finite number of genes in the human genome, and competitors in gene sequencing may seek to identify, sequence and determine in the shortest time possible the biological function of a large number of genes in order to obtain a proprietary position with respect to the largest number of new genes discovered. There are a number of companies, other institutions, and government-financed entities, including HGS, the NIH, and the Department of Energy, engaged in gene sequencing. Many of these companies, institutions and entities have greater financial and human resources than the Company.

         In addition, the gene sequencing machines that are utilized in the Company's high-throughput computer-aided gene sequencing operations are commercially available and are currently being utilized by several competitors. Moreover, some of the Company's competitors or potential competitors are in the process of developing, and may successfully develop, proprietary sequencing technologies that may be more advanced than the technology used by the Company. There can be no assurance that such advanced sequencing technology, if developed, will be commercially available for purchase or license by the Company on reasonable terms, or at all.

         HGS has entered into a collaboration with SmithKline to engage in large-scale gene sequencing and to develop from gene sequence data, therapeutic, vaccine and diagnostic products. HGS and SmithKline have made certain gene sequence information available to a consortium of four pharmaceutical companies and have announced their intention to add at least one
more pharmaceutical company to the consortium.   HGS is also funding gene
sequencing and gene research at TIGR, a not-for-profit research institute.
TIGR has announced that it, HGS and SmithKline have established a human cDNA database that is available to academic researchers. In addition, Merck & Co. is funding gene sequencing efforts at Washington University that are making sequencing information publicly available (the "Merck Gene Index"). The Company expects that additional competitors may attempt to establish gene sequence or genomic databases in the future. In addition, such entities or other persons may discover and establish patent positions with respect to gene sequences in Company's databases. Such patent positions or the public availability of gene sequences comprising substantial portions of the human genome or on microbial or plant genes could decrease the potential value of the Company's databases to the Company's customers and adversely affect the Company's ability to realize royalties or other revenue from commercialization of products based upon such genetic information.

         The Company's databases also require extensive software support and incorporate features determined by customer needs. To the extent the Company experiences delays or difficulties in implementing its database software or customer requested features, its ability to service its customers may be adversely affected, which might have an adverse effect on the Company's business and operating results.

         The genomics industry is characterized by extensive research efforts and rapid technological progress. To remain competitive, the Company will be required to continue to expand its databases and to enhance the functionality of its bioinformatics and database software. New developments are expected to continue and there can be no assurance that discoveries by others will not render the Company's services and potential products noncompetitive. See "Business -- Competition."

         Uncertainty of Protection of Patents and Proprietary Rights. The Company's database business and competitive position are dependent in part upon its ability to protect its proprietary database information and software technology. Despite the Company's efforts to protect its proprietary database information and software technology, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary. Although the Company's database collaboration agreements require its customers to provide adequate security for the Company's databases and access thereto, policing unauthorized use of the Company's databases and software by the Company or its customers is difficult. The Company relies on patent, trade secret, and copyright law, and nondisclosure and other contractual arrangements to protect its proprietary information, although to date, the Company has only been issued a small number of patents with respect to the gene sequences in the Company's databases and has not been issued registered copyrights for its related software. Patents cannot prevent others from developing, selling or licensing databases which include sequences which might be covered by the Company's patents and copyrights. The Company cannot prevent others from independently developing software which might be covered by any copyrights issued to the Company and trade secret laws do not prevent independent development. Thus, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary information, that such information will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets.

         The Company pursues a policy of having its employees, consultants and advisors execute proprietary information and invention agreements upon commencement of employment or consulting relationships with the Company, which agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information.

         The patentability of gene sequences and other genetic information in general is uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. As a result, there can be no assurance that patent applications relating to the Company's products or processes will result in patents being issued, or that any issued patents will provide protection against competitors. Even if patents are issued on the basis of gene sequences, there may be uncertainty as to the scope of the coverage, enforceability or commercial protection provided by any such patents. Certain court decisions suggest that disclosure of a partial sequence may not be sufficient to support the patentability of a full-length sequence.

         The USPTO initially rejected an application filed by the NIH claiming large number of partial sequences, and the NIH announced in February 1994 that it will not pursue further such applications. There has been substantial backlog of biotechnology patent applications especially applications disclosing or claiming gene sequences, at the USPTO. In 1996 the USPTO issued guidelines limiting the number of gene sequences that can be contained within a single patent application. Many of the Company's patent applications containing multiple partial sequences contain more sequences than the maximum number allowed under the new guidelines. The Company is reviewing its options and it is possible that due to the excessive resources needed to comply with the guideline, the Company may decide to abandon seeking patent protection for some of its partial gene sequences.

         As a result of the foregoing there can be no assurance that patent applications relating to the Company's products or processes will result in patents being issued, or that any issued patents will provide protection against competitors who successfully challenge the Company's patents, obtain patents that may have an adverse effect on the Company's ability to affect business, or are able to circumvent the Company's patent position.

         In view of the delay in obtaining allowance of patent applications, and the secrecy of patent applications, the Company does not know if other applications that would have priority over the Company's applications have been filed. Furthermore, recent changes in U.S. patent laws resulting from the GATT agreement became effective in June 1995. Most notably, the GATT agreement resulted in U.S. law being amended to change the term of patent protection from seventeen years from patent issuance to twenty years from the earliest effective filing date of the application. Because the average time from filing to issuance of biotechnology applications is often more than three years, a twenty year patent term from the date of filing may result in a substantially shortened term of patent protection, which may adversely affect the Company's patent position. Pending applications claiming large numbers of gene sequences may, in some situations, need to be refiled while claiming priority to the earlier filing date and, in such situations, the patent term will be measured from the earliest filing date, thereby reducing the patent term and having a potentially adverse effect on the Company's period of exclusivity.

         Biotechnology patent law outside the United States is even more uncertain and is currently undergoing review and revision in many countries. Further, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The Company may participate in opposition proceedings to determine the validity of its or its competitors non- U.S. patents, which could result in substantial costs to and diversion of effort by the Company.

         Incyte may be required to obtain licenses to patents or proprietary rights of others. As the biotechnology industry expands, more patents are issued and other companies engage in the business of discovering genes through the use of high speed sequencers, the risk increases that the Company's potential products may be subject to claims that they infringe the patents of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. Such litigation could result in substantial costs to and diversion of effort by the Company and may have a material adverse effect on the Company's business, operating results and
financial condition.   In addition, there can be no assurance that these
efforts by the Company will be successful.

         The Company holds issued patents and has several additional pending patent applications relating to BPI and related molecules. The Company is aware that Xoma is developing a BPI product, has several issued patents related to BPI and has licensed a patent and patent applications relating to BPI from New York University. In the event that Xoma is successful in developing its BPI product and such product is believed by the Company possibly to infringe or otherwise threaten the Company's patent rights with respect to BPI, the Company may choose to protect or enforce such patent rights through negotiations or litigation, which could require a protracted period of time and could result in substantial cost to and diversion of effort by the Company. See "Business -- Patents and Proprietary Technology."

         Lengthy Sales Cycle. The ability of the Company to obtain new customers for the its databases, software tools and related services depends in significant part upon prospective customers' perception that the Company's databases, software tools, and related services can help accelerate drug discovery efforts. The sales cycle is typically lengthy due to the education effort that is required as well as the need to effectively sell the benefits of the Company's databases, software tools, and related services to a variety of constituencies within potential customer companies, including research and development personnel and top management. In addition, each database collaboration involves the negotiation of agreements containing terms that may be unique to each partner, such as the scope of any licenses granted and whether satellite database services or access to multiple database modules is desired. The Company may expend substantial funds and management effort with no assurance that a database collaboration will result.

         Future Capital Needs; Uncertainty of Additional Funding. The Company believes that its existing cash and cash equivalents, should be adequate to satisfy the Company's projected working capital and capital expenditure requirements at least through 1997. However, the Company can offer no assurance that the Company will be able to obtain additional collaborators for the Company's databases or that such database products and services will produce revenues, which together with the Company's cash, cash equivalents, and marketable securities, will be adequate to fund the Company's operating expenses. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract collaborators to its databases and genomic products and services; the Company's research and development activities; competing technological and market developments; the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to insure that the Company's sequencing operation remains competitive; and the costs associated with the integration of new operations assumed through mergers and acquisitions. In particular the Company expects its cash requirements to increase in 1997 as it increases its investment in data-processing-related computer hardware in order to support its existing and new database products; continues to seek access to technologies through alliances, license agreements, and/or acquisitions; and addresses its needs for larger facilities and/or improvements in existing facilities. There can be no assurance that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in changes in the timing and amount of expenditure of the Company's capital resources. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's existing stockholders. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaborative arrangements that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Management of Growth. The Company has recently experienced, and expects to continue to experience significant growth in the number of its employees and the scope of its operations. This growth has placed, and may continue to place, a significant strain on the Company's management and operations. The Company's ability to manage effectively such growth will depend upon its ability to broaden its management team and its ability to attract, hire and retain skilled employees. The Company's success will also depend on the ability of its officers and key employees to continue to implement and improve its operational, management information and financial control systems and to expand, train and manage its employee base. In addition, the Company must continue to take steps to provide customer support resources as the number of overall database collaborators and the number of requests from collaborators increases. Further, the Company's database collaborators typically have worldwide operations and may require support at multiple U.S. and foreign sites. Providing this support will require the Company to manage international customer support services from its Palo Alto, California headquarters or to open non-U.S. offices, either of which could result in additional burdens on the Company's systems and resources. The Company's inability to effectively manage growth could have a material adverse effect on the Company's business, financial condition and operating results.

         Dependence on Key Employees. The Company is highly dependent on the principal members of its scientific and management staff, including Roy A. Whitfield, its Chief Executive Officer, and Randal W. Scott, its President and Chief Scientific Officer, the loss of whose services would have a material adverse effect on the Company's business. The Company has not entered into any employment agreements with any of such persons and does not maintain any key person life insurance policy on the life of any employee. The Company's future success also will depend in part on the continued service of its key scientific, software, bioinformatics and management personnel and its ability to identify, hire and retain additional personnel, including personnel in the customer service and marketing area. There is intense competition for such qualified personnel in the areas of the Company's activities, especially with respect to experienced bioinformatics and software personnel, and there can be no assurance that the Company will be able to continue to attract and retain such personnel necessary for the development of the Company's business.
Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and operating results.

         Dependence on Others. The Company currently uses a single supplier to provide its gene sequencing machines and a single supplier to provide certain reagents required in connection with the gene sequencing process. While other gene sequencing machines are available, the Company does not believe that they are as efficient as the machines currently used by the Company. In addition, while the Company is evaluating certain second generation gene sequencing machines, there can be no assurance that these second generation sequencing machines will ever become commercially available, available at acceptable costs, or prove to be more effective than current machines. Should the Company be unable to obtain additional machines or an adequate supply of reagents or other ingredients at commercially reasonable rates, its ability to continue to identify genes through gene sequencing would be adversely affected. Although the Company obtains tissue samples from which mRNA may be isolated from a number of sources, the loss of access to some of these sources or increased restrictions on use of the information generated could adversely affect the Company's business. See "Business -- Products," "-- Database Production" and "-- Development Programs."

         The Company's strategy for the development of its database and sequencing business and the commercialization of its portfolio of partial and full-length gene sequences may require the Company to enter into various alliances with corporate and academic collaborators and others. The success of these alliances is dependent upon the performance of outside parties of their responsibilities. There can be no assurance that the Company will be able to establish collaborative arrangements or license agreements that the Company deems necessary or acceptable to develop its database and sequencing business or, in the future, to commercialize its portfolio of partial and full-length gene sequences or that such collaborative arrangements or license agreements will be successful. In addition, there can be no assurance that the collaborators will not be pursuing alternative technologies or developing alternative products either on their own or in collaboration with others, including the Company's competitors.

         The Company has relied on scientific, technical, pathology, commercial and other data supplied and disclosed by others, including its academic collaborators and sources of tissue samples, and may rely on such data in the construction of its database. There can be no assurance that such data contains no errors or omissions, the knowledge of which would adversely change the prospects for the Company's business. See "Business -- Database Production."

         Hazardous Materials; Environmental Matters. The Company's research and development involves the controlled use of hazardous and radioactive materials and biological waste. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and currently does not expect to make material additional capital expenditures for environmental control facilities in the near- term, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, nor that the operations, business or assets of the Company will not be materially or adversely affected by current or future environmental laws or regulations. See "Business --Government Regulation."

         Uncertainty of Pharmaceutical Pricing, Health Care Reform and Related Matters. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means.
For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payers for healthcare goods and services may take in response to any healthcare reform proposals or legislation. The Company cannot predict the effect healthcare reforms may have on its business, and no assurance can be given that any such reforms will not have a material effect on the Company. Further, to the extent that such proposals or reforms have a material adverse effect on the business, financial condition or profitability of pharmaceutical companies that are prospective collaborators or licensees for the LifeSeq(R) database or the Company's potentially novel genes that may lead to therapeutic or diagnostic products, the Company's ability to commercialize such products may be adversely affected. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. If the Company or one of its database collaborators seeks to commercialize one or more pharmaceutical products, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company or its partner to sell its products on a competitive basis.

         General Economic and Market Conditions. All of the Company's current revenues are derived from, and the Company expects that all of its revenues in the foreseeable future will be derived from, products and services provided to the pharmaceutical industry. Accordingly, the Company's success in the foreseeable future is directly dependent upon the success of the companies within those industries and their continued demand for the Company's products and services. The Company's operations may in the future be subject to substantial period-to-period fluctuations as a consequence of economic downturns and pricing pressures experienced by pharmaceutical companies that lead to delays and reductions in research and development expenditures by such companies, general domestic and foreign economic conditions affecting the timing of orders from major customers, the current market-driven pressures on companies to consolidate and reduce costs, and other factors affecting research and development spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

         Risk of Business Interruption. The Company conducts all of its sequencing and other activities at its facilities in Palo Alto, California, a seismically active area. Although the Company maintains business interruption insurance, the Company does not currently have, nor does it plan to obtain, earthquake insurance. A major catastrophe (such as an earthquake or other natural disaster) could result in a prolonged interruption of the Company's business.

ITEM 2.          PROPERTIES.

         Incyte's headquarters are in Palo Alto, California where its main research laboratories, sequencing facility, bioinformatics and administrative
facilities are located.   Incyte also operates facilities in St. Louis,
Missouri, through its merger with Genome Systems and in Pasadena, California through its acquisition of Combion. As of March 1, 1997 Incyte occupied approximately 167,000 square feet under multiple sub-lease and primary building lease agreements that expire on various dates ranging from September 1997 to August 2006. The Company is currently pursuing options to obtain both temporary and long-term space suitable to meet future growth requirements. There can be no assurance that suitable additional space will be available to it, when needed, on commercially reasonable terms.


ITEM 3.          LEGAL PROCEEDINGS.

         Not applicable.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of the Company are as follows:

         ROY A. WHITFIELD, age 44, has been Chief Executive Officer of the Company since June 1993 and a director since June 1991. Mr. Whitfield served as President of the Company from June 1991 until January 1997 and as Treasurer of the Company from April 1991 until October 1995. Previously, Mr. Whitfield served as the President of Ideon Corporation, which was a majority owned subsidiary of Invitron Corporation ("Invitron"), a biotechnology company, from October 1989 until April 1991. From 1984 to 1989, Mr. Whitfield held senior operating and business development positions with Technicon Instruments Corporation ("Technicon"), a medical instrumentation company, and its predecessor company, CooperBiomedical, Inc., a biotechnology and medical diagnostics company. Prior to his work at Technicon, Mr. Whitfield spent seven years with the Boston Consulting Group's international consulting practice.
Mr. Whitfield received a B.S. with First Class Honors in mathematics from Oxford University, and an M.B.A. with Distinction from Stanford University.

         RANDAL W. SCOTT, PH.D., age 39, has been President of the Company since January 1997. He has served as Chief Scientific Officer of the Company since March 1995, Secretary of the Company since April 1991, and a director since June 1991. Dr. Scott served as Executive Vice President of the Company from March 1995 until January 1997 and Vice President, Research and Development of the Company from April 1991 until February 1995. Dr. Scott was one of Invitron's founding scientists and was employed by Invitron from March 1985 to June 1991. In 1987, Dr. Scott started the Protein Biochemistry Department at Invitron's California Research Division and became Senior Director of Research in November 1988. Dr. Scott was responsible for developing Invitron's proprietary products and discovery programs and is an inventor of several of the Company's patents. Prior to joining Invitron, he was a Senior Scientist at Unigene Laboratories, a biotechnology company. Dr. Scott received his Ph.D. in Biochemistry from the University of Kansas.

         DENISE M. GILBERT, PH.D., age 39, has been Executive Vice President, Chief Financial Officer and Treasurer of the Company since October 1995. From July 1993 to October 1995 Dr. Gilbert was Vice President and Chief Financial Officer of Affymax N.V., a biopharmaceutical company. Prior to joining Affymax, Dr. Gilbert spent seven years as a Wall Street biotechnology analyst, serving as a Managing Director of Smith Barney from July 1991 to July
1993, Vice President at NatWest Securities from July 1990 to July 1991, and senior analyst at Montgomery Securities from July 1986 to July 1990. Dr. Gilbert received her B.A. in Biological Sciences from Cornell University and Ph.D. in Cell and Developmental Biology from Harvard University.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock, par value $.001 ("Common Stock"), was traded on the American Stock Exchange ("ASE") under the symbol "IPI" from the Company's initial public offering on November 4, 1993 until January 15, 1996. Since January 16, 1996, the Company's Common Stock has been traded on the Nasdaq National Market ("Nasdaq") under the symbol "INCY." The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the ASE or Nasdaq, as applicable, as reported in their respective consolidated transaction reporting systems.


               1995                                                          HIGH              LOW
               ----                                                          ----              ---
                 First Quarter  . . . . . . . . . . . . . . . . . .        $19 1/2          $12 7/8
                 Second Quarter   . . . . . . . . . . . . . . . . .         17 1/4           14 1/4
                 Third Quarter  . . . . . . . . . . . . . . . . . .         24 3/8           16
                 Fourth Quarter   . . . . . . . . . . . . . . . . .         25 1/8           16 1/2

               1996                                                          HIGH              LOW
               ----                                                          ----              ---
                 First Quarter  . . . . . . . . . . . . . . . . . .         39 3/8            24 5/8
                 Second Quarter   . . . . . . . . . . . . . . . . .         39 7/8            23 1/8
                 Third Quarter  . . . . . . . . . . . . . . . . . .         49 3/4            32 1/2
                 Fourth Quarter   . . . . . . . . . . . . . . . . .         52 7/8            35 1/2


       As of March 3, 1997, the Common Stock was held by 151 stockholders of record. The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

       On July 22, 1996, the Company issued 204,073 shares of Common Stock to the three stockholders of Genome Systems in exchange for all of the then outstanding shares of Genome Systems and issued an option to purchase 10,741 shares of Common Stock in exchange for the then outstanding option to purchase shares of capital stock of Genome Systems in reliance upon Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The option is exercisable at a purchase price of $0.0466 per share (subject to adjustment) for six months beyond the life of the optionee, subject to earlier termination in specified circumstances.

       On August 15, 1996, the Company issued 73,171 shares of Common Stock to the stockholders of Combion in exchange for all of the then outstanding shares of Combion in reliance upon Section 3(a)(10) of the Securities Act. The terms and conditions of such issuance and exchange were approved, after a hearing upon the fairness of such terms and conditions, at which all persons to whom it was proposed to issue securities in such exchange had the right to appear, by the California Department of Corporations on August 15, 1996.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA.

       The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included as Items 7 and 8 in this Report.


                                                                      YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------
                                               1996             1995           1994          1993           1992
                                             --------         --------       -------       -------        -------
                                                               (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:1

Revenues  . . . . . . . . . . . . . . .        $41,785         $12,212        $ 1,512       $   672       $ 1,701
Costs and expenses:
    Research and development  . . . . .         40,864          19,212         11,169         4,764         3,194
    Selling, general and administrative          6,792           3,927          2,328           737           666
    Charge for purchase of
      in-process research
      and development   . . . . . . . .          3,165              --             --            --            --
                                               -------         -------        -------       -------       -------
        Total costs and expenses  . . .         50,821          23,139         13,497         5,501         3,860
                                               -------          ------        -------        ------        ------
Loss from operations  . . . . . . . . .         (9,036)        (10,927)       (11,985)       (4,829)       (2,159)
Interest income, net  . . . . . . . .            2,275             990            510            60            33
                                               -------         -------      ---------      --------      --------
Net loss  . . . . . . . . . . . . . . .        $(6,761)        $(9,937)      $(11,475)      $(4,769)      $(2,126)
                                               =======         =======       ========       =======       =======
Net loss per share  . . . . . . . . . .        $ (0.67)        $ (1.19)      $  (1.63)     $  (2.01)     $  (0.98)
                                               =======         =======       ========      ========      ========
Number of shares used in computation
    of net loss per share   . . . . . .         10,156           8,367          7,030         2,369         2,178
                                               =======         =======        =======       =======       =======




                                                                           DECEMBER 31,
                                             ----------------------------------------------------------------------
                                               1996             1995           1994          1993           1992
                                             --------         --------       --------      --------       -------
                                                                          (In thousands)
BALANCE SHEET DATA:1

Cash, cash equivalents and
  securities--available-for-sale  . . .        $38,250         $41,181        $25,257       $15,540       $ 5,480
Working capital . . . . . . . . . . . .         22,047          38,983         20,866        14,865         4,903
Total assets  . . . . . . . . . . . . .         66,876          58,782         29,350        17,807         6,832
Noncurrent portion of capital lease
    obligations and notes payable   . .             37             147            148           517           372
Accumulated deficit . . . . . . . . . .        (36,522)        (29,761)       (19,824)       (8,349)       (3,580)
Stockholders' equity  . . . . . . . . .         45,247          47,503         24,344        16,451         5,861

1 Restated to reflect combined results and financial position of Incyte and Genome Systems.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


       The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included in Items 6 and 8 in this Report.

       When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to the expected achievement of profitability, expenditure levels and the adequacy of capital resources, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below as well as the ability of the Company to obtain and retain customers; competition from other entities; the cost of accessing technologies developed by other companies; and uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene sequences and other genetic information, as well as those risks set forth in Item 1 under the caption "Business -- Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward- looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


OVERVIEW

       Incyte Pharmaceuticals, Inc. (the "Company") designs, develops and markets genomic database products, software tools and genomic reagents and services. The Company's database products and services integrate bioinformatics software with both proprietary and, when appropriate, publicly available genetic information to create information-based tools marketed on a non-exclusive basis to the pharmaceutical and biotechnology industry for use in drug discovery and development. In building its genomic databases, the Company utilizes high-throughput, computer-aided gene sequencing and analysis technologies to identify and characterize the expressed genes of the human genome as well as certain animal, plant and microbial genomes. Seven new database collaborators were added in 1996, and through March 3, 1997 two additional partners had been added, to bring the total number of database collaborators to fourteen.

       In July 1996, the Company issued shares of its Common Stock in exchange for all of the outstanding shares of Genome Systems, Inc. ("Genome Systems"), a genomics service company in St. Louis, Missouri. The transaction has been accounted for as a pooling of interests, and the consolidated financial statements discussed herein and all historical financial information have been restated to reflect the combined operations of both companies. Genome Systems has retained its name and operations, and continues to offer a range of genomic screening products and services used by scientists to assist in the identification and isolation of novel genes.

       In August 1996, the Company acquired for stock Combion, Inc. ("Combion"), a microarray technology company located in Pasadena, California. The acquisition of Combion has been accounted for as a purchase, and the consolidated financial statements discussed herein include the results of Combion from the date of acquisition, August 15, 1996, forward. Combion contributed staff, advisors and intellectual property which now form the core of the Company's microarray technology development group.

       Revenues recognized by the Company are predominately non-exclusive database access fees. Revenues also include fees for custom or "satellite" database services and sales of genomic screening products and services. The Company's database agreements also provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database collaborators will ever generate products from information contained within the databases and thus that the Company will ever receive milestone payments or royalties. In addition, there can be no assurance that any of the Company's database agreements will be renewed upon expiration, typically after a term of three years, or will not be terminated earlier if the Company breaches any material provision of the database agreement.

       The Company has incurred annual operating losses since inception. While the Company reported a slight profit in the fourth quarter of 1996, there can be no assurance that the Company can maintain profitability. There can be no assurance that the Company will be able to sustain significant annual revenues by obtaining new customers and retaining existing customers for the Company's databases and genomics products and services, or that given the significant investment in new product development, marketing, sales and customer service currently planned by the Company in 1997 and beyond, the revenue generated will be adequate to fund operating expenses. In particular, the Company's first two database collaboration agreements expire at the end of 1997 and it is not known if either of these will be renewed, and if renewed, under what terms. The loss of any database collaborator could have a material adverse effect on the Company's business, financial condition and results of operations.

       The Company's operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors, including changes in the demand for the Company's products and services, the pricing of database access to database collaborators, and the introduction of competitive databases or services by others. In particular, the Company has a limited ability to control the timing of database installations due to the lengthy sales cycle required for the Company's database products, the time required to complete custom orders can vary significantly and the growing investment in external collaborations could result in significant quarterly fluctuations in expenses due to the payment of milestones, license fees, or research payments. The need for continued investment in development of the Company's databases and related products and services and for extensive ongoing customer support capabilities results in significant fixed expenses. If revenue in a particular period does not meet expectations, the Company would not be able to adjust significantly its level of expenditures in such period, which would have an adverse effect on the Company's operating results. The Company believes that quarterly comparisons of its financial results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

       The two acquisitions completed in 1996, Genome Systems and Combion, are accompanied by risks commonly encountered in acquisitions of companies. Such risks include, among other things, fluctuations in the Company's quarterly and annual operating results due to the costs and expenses of acquiring and integrating new businesses or technologies, the difficulty and expense of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business and diversion of management time and attention, the inability to successfully integrate or to complete the development and application of acquired technology and the potential failure to achieve anticipated financial, operating and strategic benefits from such acquisitions and difficulties in establishing and maintaining uniform standards, controls, procedures and policies.

       See "Business -- Factors That May Affect Results" in Item 1 for a discussion of additional factors that could affect the Company's results of operations.

RESULTS OF OPERATIONS

       Since inception, the Company has incurred annual operating losses and as of December 31, 1996, had an accumulated deficit of $36.5 million. The Company incurred a net loss for the year ended December 31, 1996 of $6.8 million, compared to a loss of $9.9 million and $11.5 million for the same periods in 1995 and 1994, respectively. On a per share basis, the losses for the years ended December 31, 1996, 1995 and 1994 were $0.67, $1.19 and $1.63, respectively. The sequential decrease in net loss per share is due in part to the decrease in net loss and in part due to the increase in the number of shares used to calculate net loss per share from year to year. In November 1995 the Company completed a follow-on public offering of 1.8 million shares and in 1996 the Company issued a total of 277,244 shares in connection with its business combinations with Genome Systems and Combion.

       Revenues. Total revenues were $41.8 million in 1996, $12.2 million in 1995 and $1.5 million in 1994. The Company records revenue from collaborators upon database installation and thus, although the Company had twelve database agreements at the end of 1996, revenues were earned from only ten in 1996, compared to five in 1995. Genome Systems contributed $3.1 million, $2.3 million and $1.3 million in 1996, 1995 and 1994, respectively. The Company recognizes revenue from these agreements evenly over the terms of the agreements. Revenue is deferred for fees received before earned. Revenues for reagents and genomic screening products are recognized when shipped and revenues for genomic screening services are recognized upon completion.

       Expenses. Total costs and expenses were $50.8 million in 1996, compared to $23.1 million in 1995 and $13.5 million in 1994. Total costs and expenses for 1996 include a one-time charge of $3.2 million for the purchase of in-process research and development related to the acquisition of Combion. Total costs and expenses are expected to continue to increase in the foreseeable future due to continued investment in new product development and data production, obligations under existing and future collaborative alliances, and increased investment in marketing, sales, and customer services. The magnitude of the Company's operating expenses will largely be a function of the Company's ability to secure new collaborators for its database products and services. However, if the Company does not obtain additional collaborators in a timely manner, it may not be able to adjust significantly its level of expenditures in any such period, which could have an adverse effect on the Company's operating results.

       Research and development expenses increased to $40.9 million in 1996 from $19.2 million in 1995 and $11.2 million in 1994. Increases in expenses from 1995 to 1996 were primarily due to increases in sequencing production levels, new product development, and increased investment in new technologies through alliances. Increases in expenses from 1994 to 1995 were predominantly associated with expanded sequencing production, software and database development, sequencing technology assessment, and intellectual property protection. The Company expects research and development spending to increase over the next few years as the Company broadens its gene sequence production operations, pursues the development of new database products and services, invests in new technologies, and invests in the continued protection of its intellectual property.

       Selling, general, and administrative expenses were $6.8 million in 1996, compared to $3.9 million in 1995 and $2.3 million in 1994. The increase from 1995 to 1996 was due primarily to growth in marketing, sales, and customer services as well as growth in general management and corporate services. The increase from 1994 to 1995 was due primarily to the recruitment of new database collaborators, particularly with respect to increased marketing and business development expenses, and the continued expansion of the company's sequencing production and data analysis capabilities. The Company expects that selling, general and administrative expenses will increase in 1997 due to continued growth in marketing, sales, and customer support, as well as expanding operations.

       Interest Income, Net. Interest income increased to $2.5 million in 1996 from $1.2 million in 1995 and $0.7 million in 1994. Interest income in 1996 was earned on generally larger cash balances during the year due to the Company's November 1995 follow-on stock offering and increased revenues from database collaborators. Interest income in 1995 was earned on larger cash balances held by the Company primarily as a result of the full-year impact of equity investments by Pfizer Inc and Pharmacia & Upjohn, Inc. in July and December 1994, respectively, higher interest rates, payments for database access, and the proceeds of a follow on public stock offering completed in late 1995. Interest and other expense, net, was relatively unchanged at $0.2 million in 1996, 1995, and 1994.


LIQUIDITY AND CAPITAL RESOURCES

       As of December 31, 1996, the Company had $38.2 million in cash, cash equivalents and marketable securities, compared to $41.2 million as of December 31, 1995. This decrease was primarily due to investments in capital equipment and facilities during 1996, largely offset by cash provided by operations. The Company has classified all of its investments as short-term at December 31, 1996, as the Company may not hold its investments until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal, and diversity of investments.

       Net cash provided by operating activities was $16.0 million in 1996, compared to net cash used in operating activities of $8.8 million in 1995 and $6.1 million in 1994. Net cash provided by operating activities in 1996 resulted from increases in deferred revenue and accounts payable and decreases in the net loss and accounts receivable as compared to 1995. Cash used in operating activities in 1995 was due to an increase in accounts receivable, offset in part by an increase in deferred revenues as compared to 1994. Net cash generated by operating activities may fluctuate significantly from period to period due to the timing of large prepayments by database collaborators.

       The Company's investing activities, other than purchases and maturities of short-term investments, have consisted of capital expenditures, which totaled $20.2 million in 1996, $8.0 million in 1995, and $3.0 million in 1994. Capital expenditures increased in 1996, primarily due to investments in computer equipment and laboratory equipment as well as leasehold improvements related to the expansion of the Company's facilities. Capital expenditures in 1995 were primarily due to leasehold improvements in the Company's new facilities and the purchases of new gene sequencing equipment and workstations required in conjunction with the Company's expanded production and software capabilities.

       Net cash provided by financing activities decreased to $1.5 million in 1996 from $32.8 million in 1995 and $18.8 million in 1994. Net cash provided by financing activities in 1996 is due to issuances of Common Stock upon exercise of stock options, while net cash provided by financing activities in 1995 is primarily from the net proceeds of the November 1995 public offering. Net cash provided by financing activities in 1994 reflects primarily the $19.4 million in net proceeds from the sales of Common Stock to Pfizer Inc and Pharmacia & Upjohn, Inc., partially offset by principal payments on capital lease obligations.

       The Company expects its cash requirements to increase in 1997 as it increases its investment in data-processing-related computer hardware in order to support its existing and new database products, continues to seek access to technologies through alliances, license agreements and/or acquisitions, and addresses its needs for larger facilities and/or improvements in existing facilities. The Company expects to continue to fund future operations with revenues from genomic database products and services in addition to using its current cash, cash equivalents, and investments when necessary. The Company expects these resources will satisfy the Company's projected working capital and capital expenditure requirements at least through 1997. However, the Company can offer no assurance that the Company will be able to obtain additional collaborators for the Company's databases or that such database products and services will produce revenues, which together with the Company's cash, cash equivalents, and marketable securities, will be adequate to fund the Company's operating expenses. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and genomic products and services; the Company's research and development activities; competing technological and market developments; the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to insure that the Company's sequencing operation remains competitive; and the costs associated with the integration of new operations assumed through mergers and acquisitions. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

           ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                               PAGE
                                                                               ----
Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . . . . . .  30

Consolidated Balance Sheets at December 31, 1996 and 1995 . . . . . . . . . . .31

Consolidated Statements of Operations for the years ended
December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . .32

Consolidated Statement of Stockholders' Equity for the three year period ended December 31, 1996 . . . . . . . . . . . . . . . . . . . . . .33

Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . .34

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .35

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders of Incyte Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Incyte Pharmaceuticals, Inc., as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Pharmaceuticals, Inc., at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP


Palo Alto, California
February 7, 1997

                          CONSOLIDATED BALANCE SHEETS



DECEMBER 31,                                                                                    1996             1995
-----------------------------------------------------------------------------------------------------------------------
(In thousands, except number of shares and par value)
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      7,628       $    10,547
  Marketable securities--available-for-sale . . . . . . . . . . . . . . . . . . . . . .         30,622            30,634
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,469             7,643
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . . .          2,456               756
                                                                                          ------------       -----------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         43,175            49,580
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,936             9,084
Deposits and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            765               118
                                                                                          ------------       -----------
                                                                                           $    66,876       $    58,782
                                                                                          ------------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                        $      4,670       $     2,344
  Accrued expenses                                                                               1,121               714
  Accrued compensation                                                                             386               187
  Deferred revenue                                                                              14,878             7,268
  Current portion of capital lease obligations and notes payable                                    73                84
                                                                                          ------------       -----------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,128            10,597

Noncurrent portion of capital lease obligations and notes payable . . . . . . . . . . .             37               147
Noncurrent portion of accrued rent  . . . . . . . . . . . . . . . . . . . . . . . . . .            464               535

Commitments

Stockholders' equity:
  Preferred Stock, $0.001 par value; 5,000,000 shares authorized;
    none issued and outstanding at December 31, 1996 and 1995 . . . . . . . . . . . . .             --                --
  Common Stock, $0.001 par value; 20,000,000 shares authorized;
    10,447,301 shares issued and outstanding at December 31, 1996
    (9,995,783 shares at December 31, 1995) . . . . . . . . . . . . . . . . . . . . . .             10                10
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         81,832            77,250
  Unrealized gain (loss) on available-for-sale securities . . . . . . . . . . . . . . .            (73)               33
  Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               (29)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (36,522)          (29,761)
                                                                                         -------------       -----------
Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         45,247            47,503
                                                                                         -------------       -----------
                                                                                         $      66,876       $    58,782
                                                                                         =============       ===========

See accompanying Notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


YEAR ENDED DECEMBER 31,                                                       1996             1995             1994
-----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Revenues (Notes 1 and 2)  . . . . . . . . . . . . . . . . . . . . . .     $    41,785      $    12,212      $     1,512
Costs and expenses:
  Research and development. . . . . . . . . . . . . . . . . . . . . .          40,864           19,212           11,169
  Selling, general and administrative . . . . . . . . . . . . . . . .           6,792            3,927            2,328
  Charge for purchase of in-process research and development. . . . .           3,165               --               --
                                                                          -----------      -----------      -----------
Total costs and expenses  . . . . . . . . . . . . . . . . . . . . . .          50,821           23,139           13,497
                                                                          -----------      -----------      -----------

Loss from operations  . . . . . . . . . . . . . . . . . . . . . . . .          (9,036)         (10,927)         (11,985)

Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,495            1,186              674
Interest and other expense, net . . . . . . . . . . . . . . . . . . .            (220)            (196)            (164)
                                                                          -----------      -----------      -----------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    (6,761)     $    (9,937)     $   (11,475)
                                                                          ===========      ===========      ===========

Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . . .     $     (0.67)     $     (1.19)     $     (1.63)
                                                                          ===========      ===========      ===========

Shares used in computation of net loss per share  . . . . . . . . . .          10,156            8,367            7,030
                                                                          ===========      ===========      ===========


See accompanying notes.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                   NOTES        UNREALIZED
                                                    ADDITIONAL   RECEIVABLE    GAIN/LOSS ON                              TOTAL
                                       COMMON        PAID-IN       FROM         MARKETABLE   DEFERRED    ACCUMULATED STOCKHOLDERS'
                                        STOCK        CAPITAL    STOCKHOLDERS    SECURITIES  COMPENSATION   DEFICIT      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except number of shares)
BALANCES AT DECEMBER 31, 1993            $  7     $   25,182      $   (34)       $  --       $  (355)    $  (8,349)    $  16,451
Issuance of 29,044 Shares
  of Common Stock upon
  exercise of stock options . . . . .      --             28           --           --            --            --            28
Issuance of 1,501,333 shares
  of Common Stock to
  database collaborators. . . . . . .       1         19,141           --           --            --            --        19,142
Payment of notes receivable
  from shareholders . . . . . . . . .      --             --           34           --            --            --            34
Deferred compensation,
  Genome Systems. . . . . . . . . . .      --            142           --           --          (142)           --            --
Amortization of deferred
  compensation. . . . . . . . . . . .      --             --           --           --           142            --           142
Net change in unrealized gains on
  available-for-sale securities . . .      --             --           --           22            --            --            22
Net loss  . . . . . . . . . . . . . .      --             --           --           --            --       (11,475)      (11,475)
                                         ----      ---------       ------         ----       -------     ---------     ---------
BALANCES AT DECEMBER 31, 1994               8         44,493           --           22          (355)      (19,824)       24,344

Issuance of 28,815 shares
  of Common Stock upon
  exercise of stock options . . . . .      --             88           --           --            --            --            88
Issuance of 1,837,000 shares
  of Common Stock, net of
  expenses and underwriters'
  fees of $2,232. . . . . . . . . . .       2         32,669           --           --            --            --        32,671
Amortization of deferred
  compensation. . . . . . . . . . . .      --             --           --           --           326            --           326
Net change in unrealized gains on
  available-for-sale securities . . .      --             --           --           11            --            --            11
Net loss  . . . . . . . . . . . . . .      --             --           --           --            --        (9,937)       (9,937)
                                         ----      ---------       ------         ----        ------     ---------     ---------
BALANCES AT DECEMBER 31, 1995 . . . .      10         77,250           --           33           (29)      (29,761)       47,503

Issuance of 228,648 shares
  of Common Stock upon
  exercise of stock options and
  149,699 shares upon exercise
  of warrant . . . . . . . . . . . . .     --          1,582           --           --            --            --         1,582
Issuance of 73,171 shares of
  Common Stock in exchange
  for shares of Combion, Inc.. . . . .     --          3,000           --           --            --            --         3,000
Amortization of deferred
  compensation . . . . . . . . . . . .     --             --           --           --            29            --            29
Net change in unrealized gains on
  available-for-sale securities. . . .     --             --           --         (106)           --            --          (106)
Net loss . . . . . . . . . . . . . . .     --             --           --           --            --        (6,761)       (6,761)
                                         ----      ---------       ------        -----        ------     ---------     ---------
BALANCES AT DECEMBER 31, 1996            $ 10      $  81,832       $   --        $ (73)       $   --     $ (36,522)    $  45,247
                                         ====      =========       ======        =====        ======     =========     =========


See accompanying Notes

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                                       1996             1995             1994
-----------------------------------------------------------------------------------------------------------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    (6,761)     $    (9,937)     $   (11,475)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization. . . . . . . . . . . . . . . . . . .           6,461            2,750              982
   Expense for abandoned equipment. . . . . . . . . . . . . . . . . .              --              124              442
   Noncash portion of purchase of
    in-process research and development . . . . . . . . . . . . . . .            3,000              --               --
   Changes in certain assets and liabilities:
   Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .            5,174          (7,439)             (69)
   Prepaid expenses and other assets. . . . . . . . . . . . . . . . .           (2,347)           (571)            (118)
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .            2,326             760            1,119
   Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .            7,610           4,498            2,769
   Accrued vacation and other expenses. . . . . . . . . . . . . . . .              535           1,014              241
                                                                             ---------     -----------      -----------
Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . .          22,759            1,136            5,366
                                                                          -----------      -----------      -----------
Net cash provided by (used in) operating activities . . . . . . . . .          15,998           (8,801)          (6,109)
                                                                          -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . .         (20,188)          (8,042)          (2,978)
Purchases of short-term investments . . . . . . . . . . . . . . . . .         (16,526)         (74,037)         (26,206)
Maturities of short-term investments  . . . . . . . . . . . . . . . .          16,336           61,722            7,920
                                                                          -----------      -----------      -----------
Net cash (used in) investing activities . . . . . . . . . . . . . . .         (20,378)         (20,357)         (21,264)
                                                                          -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuances of common stock . . . . . . . . . . . . .           1,582           32,759           19,370
Payment of notes receivable from stockholders . . . . . . . . . . . .              --               --               34
Proceeds from capital leases and notes payable  . . . . . . . . . . .              --               69               87
Principal payments on capital lease obligations . . . . . . . . . . .            (121)             (72)            (709)
                                                                          -----------      -----------      -----------
Net cash provided by financing activities . . . . . . . . . . . . . .           1,461           32,756           18,782
                                                                          -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents  . . . . . . . .          (2,919)           3,598           (8,591)
Cash and cash equivalents at beginning of the period  . . . . . . . .          10,547            6,949           15,540
                                                                          -----------      -----------      -----------
Cash and cash equivalents at end of the period  . . . . . . . . . . .     $     7,628      $    10,547      $     6,949
                                                                          ===========      ===========      ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $        17      $        45      $       288
                                                                          ===========      ===========      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired
  pursuant to capital lease obligations . . . . . . . . . . . . . . .              --      $        69      $       606
                                                                          ===========      ===========      ===========
Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . .              --               --      $       142
                                                                          ===========      ===========      ===========
Unrealized gain (loss) on marketable securities--
  available-for-sale  . . . . . . . . . . . . . . . . . . . . . . . .     $      (106)     $        11      $        22
                                                                          ===========      ===========      ===========

See accompanying Notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business. Incyte Pharmaceuticals, Inc. (the "Company") was incorporated in Delaware in April 1991. The Company designs, develops, and markets genomic databases, software tools, and related genomic reagents and services. The Company's databases, available singly or in combination, integrate bioinformatics software with both proprietary and, when appropriate, publicly available genetic information. Non-exclusive access to the Company's databases is offered to pharmaceutical and biotechnology companies worldwide for use in the discovery and development of diagnostic and therapeutic products.

Principles of Consolidation. The consolidated financial statements include the accounts of Incyte Pharmaceuticals, Inc., and its wholly owned subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk. Cash, cash equivalents, and short-term investments and trade receivables are financial instruments which potentially subject the Company to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. The Company primarily invests its excess available funds in notes and bills issued by the U.S. government and its agencies and, by policy, limits the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. Government. The Company has not experienced any credit losses to date and does not require collateral on receivables.

Cash and Cash Equivalents. Cash and cash equivalents are held in U.S. banks or in custodial accounts with U.S. banks. Cash equivalents are defined as all liquid investments with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk. All other investments are reported as short-term investments.

Marketable Securities Available-for-Sale. All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in interest and other income.

The following is a summary of the Company's investment portfolio, including cash equivalents of $398,000 and $2,173,000 as of December 31, 1996 and 1995, respectively:

                                                                                               NET
                                                                                           UNREALIZED       ESTIMATED
                                                                           AMORTIZED         (LOSSES)           FAIR
                                                                              COST            GAINS            VALUE
-----------------------------------------------------------------------------------------------------------------------
(In thousands)
DECEMBER 31, 1996
U.S. Treasury notes and other
  U.S. government securities. . . . . . . . . . . . . . . . . . . .       $    30,695      $       (73)     $    30,622
Corporate debt securities . . . . . . . . . . . . . . . . . . . . .               398               --              398
                                                                          -----------      -----------      -----------
                                                                          $    31,093      $       (73)     $    31,020
                                                                          ===========      ===========      ===========

DECEMBER 31, 1995
U.S. Treasury notes and other
  U.S. government securities. . . . . . . . . . . . . . . . . . . .       $    31,779      $        32      $    31,811
Corporate debt securities . . . . . . . . . . . . . . . . . . . . .               995                1              996
                                                                          -----------      -----------      -----------
                                                                          $    32,774      $        33      $    32,807
                                                                          ===========      ===========      ===========

All marketable securities -- available-for-sale mature within two years. At December 31, 1996 and 1995, all of the Company's investments are classified as short-term, as the Company may not hold its investments until maturity in order to take advantage of market conditions. Of the marketable securities held at December 31, 1996, $23,148,000 had maturities under a year and $7,872,000 had maturities over a year. Unrealized gains were not material and have therefore been netted against unrealized losses.

Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets (generally two to five years). Leasehold improvements are amortized over the shorter of estimated useful life of the assets or lease term. Property and equipment consists of the following:

DECEMBER 31,                                                                                   1996             1995
-----------------------------------------------------------------------------------------------------------------------
(In thousands)
Office equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       950      $       406
Laboratory equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,982            6,825
Computer equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,935            1,950
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,679            3,179
                                                                                           -----------      -----------
                                                                                                32,546           12,360
Less accumulated depreciation
  and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (9,610)          (3,276)
                                                                                           -----------      -----------
                                                                                         $      22,936      $     9,084
                                                                                         =============      ===========

Depreciation expense was $5,230,000, $2,154,000, and $723,000 for 1996, 1995,
and 1994, respectively.  Amortization was $1,061,000, $266,000, and $103,000
for 1996, 1995, and 1994, respectively.

Certain laboratory and computer equipment used by the Company could be subject to technological obsolescence in the event that significant advancement is made in competing or developing equipment technologies. Management continually reviews the estimated useful lives of technologically sensitive equipment and believes that those estimates appropriately reflect the current useful life of its assets. In the event that a currently unknown significantly advanced technology became commercially available, the Company would re-evaluate the value and estimated useful lives of its existing equipment, possibly requiring a material effect to the financial statements.

Software Costs. In accordance with the provisions of the Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company has capitalized software development costs incurred in developing certain products once technological feasibility of the products has been determined. Capitalized software costs are amortized over three years and have been immaterial to date.

Stock-Based Compensation. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company currently grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant, and therefore records no compensation expense.

Revenue Recognition. The Company recognizes revenue for database collaboration agreements evenly over the term of the agreement. Revenue is deferred for fees received before earned. Revenues from custom orders, such as satellite databases, are recognized upon shipment. Revenues from reagents and genomic screening products are recognized when shipped, and revenues from genomic screening services are recognized upon completion.

Businesses Acquired. In July 1996, the Company issued 204,073 shares of its Common Stock in exchange for all of the outstanding shares of Genome Systems, Inc. ("Genome Systems"), a privately held genomics service company in St. Louis, Missouri. The transaction has been accounted for as a pooling of interests, and the consolidated financial statements discussed herein and all historical financial information have been restated to reflect the combined operations of both companies. Genome Systems has retained its name and operations, continuing to offer a range of customized genomic screening products and services used by scientists to assist in the identification and isolation of novel genes.

In August 1996, the Company acquired Combion, Inc. ("Combion"), a privately held microarray technology company located in Pasadena, California, for 73,171 shares of the Company's Common Stock. The acquisition of Combion has been accounted for as a purchase, and the consolidated financial statements discussed herein reflect the inclusion of the results of Combion from the date of acquisition, August 15, 1996.

See Note 6 of Notes to Consolidated Financial Statements.

Net Loss Per Share. Net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation, as their effect is antidilutive.


NOTE 2.          COLLABORATIVE AGREEMENTS

As of December 31, 1996, the Company had entered into database collaboration agreements with eleven pharmaceutical companies and one agricultural company. Each collaborator has agreed to pay, during the term of the agreement, annual fees to receive non-exclusive access to selected modules of the Company's databases. In addition, if a partner develops certain products utilizing the Company's technology and database information, potential milestone and royalty payments could be received by the Company. If these agreements are not renewed and if the Company cannot sign a sufficient number of new database agreements, the loss of revenue could have a material adverse effect on the Company's business and operating results. Certain companies also have satellite database agreements, whereby the Company provides custom sequencing services, which are billed for separately. Satellite database services are provided to the customer on an exclusive basis for a negotiated period of time. Over 90% of the revenues in 1996 are derived from ten collaborators, three of which individually contributed more than 10% of the total, or approximately 37% in the aggregate. In 1995, the majority of the revenues were derived from five collaborators, including three of which contributed more than 10% individually, or approximately 73% in the aggregate. In 1994, the Company recognized its first database collaboration revenues, primarily from one collaborator, which contributed more than 10% of the total.

In addition to the database collaboration agreements, the Company has entered into a number of research and development alliances with companies and research institutions. These agreements provide for the funding of research activities by the Company and the possible payment of milestones, license fees, and, in some cases, royalties.


NOTE 3.          COMMITMENTS

At December 31, 1996, the Company had signed noncancelable operating leases on multiple facilities, including facilities in Palo Alto and Pasadena, California, and St. Louis, Missouri. The leases expire on various dates ranging from September 1997 to August 2006. Rent expenses for the years ended December 31, 1996, 1995, and 1994 were approximately $1,645,000, $1,251,000, and $443,000, respectively.

 The Company had laboratory equipment with a cost of approximately $370,000 at December 31, 1996 and 1995, and related accumulated amortization of approximately $268,000 and $194,000 at December 31, 1996 and 1995, respectively, under capital leases. These leases are secured by the equipment leased thereunder.

At December 31, 1996, future noncancelable minimum payments under the operating and capital leases were as follows:


                                                                                                               CAPITAL
                                                                                                               LEASES
                                                                                                                AND
                                                                                            OPERATING          NOTES
                                                                                              LEASES          PAYABLE
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Year ended December 31:
  1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     2,228      $     78
  1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,907            25
  1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,580            14
  2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,554            --
  2001 and thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,666            --
                                                                                              ----------      --------
Total minimum lease payments . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     9,935           117
                                                                                              ===========
Less amount representing interest  . . . . . . . . . . . . . . . . . . . . . . . . .                                (7)
                                                                                                              --------
Present value of minimum
lease payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                               110
Less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                               (73)
                                                                                                             ---------
Noncurrent portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         $      37
                                                                                                             =========

The Company has entered into a number of research and development alliances with companies and research institutions. The Company's commitments under any one of these agreements do not represent a significant expenditure in relation to the Company's total research and development expense. See Note 2 of Notes to Consolidated Financial Statements.


NOTE 4.          STOCKHOLDERS' EQUITY

Common Stock. At December 31, 1996, the Company had reserved a total of 1,917,315 shares of its Common Stock for issuance upon exercise of outstanding warrants and stock options described below.

Sales of Stock. In November 1995, the Company completed a follow-on public stock offering and issued 1,837,000 shares of Common Stock, including 137,000 shares issued on December 13, 1995 upon partial exercise of the underwriters' over-allotment option, at $19.00 per share before deducting the underwriting discount and offering expenses.

Warrants. As of December 31, 1996, the Company had outstanding a warrant to purchase 8,868 shares of Common Stock at an exercise price of $10.50 per share. The warrant was exercised in January 1997.

Stock Compensation Plans. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's pro forma net loss and loss per share in 1996 and 1995 would have been increased to approximately $10.5 million and $10.6 million, or $1.03 per share and $1.27 per share, respectively. The fair value of the options granted during 1996 and 1995 are estimated at $18.88 and $8.68 per share, respectively, on the date of grant, using the Black-Scholes multiple-option pricing model with the following assumptions: dividend yield 0%, volatility of 55%, risk-free interest rate with an average of 6.10% and 6.68% for 1996 and 1995, respectively, and an average expected life of 3.25 years.

The effects on pro forma disclosures of applying FASB 123 are not likely to be representative of the effects on pro forma disclosures of future years. As FASB 123 is only applicable to options granted after December 31, 1994, the pro forma effect will not be fully reflected until 1998.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and option life. Because the Company's employee stock options have characteristics significantly different from those of traded options, because changes in the subjective input assumptions can materially affect the fair value estimate, and because the Company has a relatively limited history with option behavior, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Summaries of stock option activity for the Company's two fixed stock option plans as of December 31, 1995 and 1996, and related information for the years ended December 31 are included in the plan descriptions below.

1991 Stock Plan. In November 1991, the Board of Directors adopted the 1991 Stock Plan, which was amended and restated in 1992, 1995, and 1996, for issuance of Common Stock to employees, consultants, and scientific advisors. Options issued under the plan shall, at the discretion of the compensation committee of the Board of Directors, be either incentive stock options or nonstatutory stock options. The exercise prices of incentive stock options granted under the plan are not less than the fair market value on the date of the grant, as determined by the Board of Directors. Options generally vest over approximately four years, pursuant to a formula determined by the Company's Board of Directors, and expire after ten years. At December 31, 1996, the Company had reserved 2,000,000 shares of Common Stock for issuance under the plan.

Activity under the plan was as follows:

                                                                                                 SHARES SUBJECT TO
                                                                                                OUTSTANDING OPTIONS
                                                                                           ----------------------------------------
                                                                                                              WEIGHTED
                                                                             SHARES                           AVERAGE
                                                                           AVAILABLE                          EXERCISE
                                                                           FOR GRANT          SHARES           PRICE
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993  . . . . . . . . . . . . . . . . . . .           416,750          372,834         $   2.60
Options granted . . . . . . . . . . . . . . . . . . . . . . . . . .          (310,700)         310,700         $  13.28
Options exercised . . . . . . . . . . . . . . . . . . . . . . . . .                --          (29,044)        $   0.97
Options canceled  . . . . . . . . . . . . . . . . . . . . . . . . .             2,782           (2,782)        $   5.67
                                                                          -----------      -----------         --------
Balance at December 31, 1994  . . . . . . . . . . . . . . . . . . .           108,832          651,708         $   7.71
Additional authorization  . . . . . . . . . . . . . . . . . . . . .           800,000               --               --
Options granted . . . . . . . . . . . . . . . . . . . . . . . . . .          (623,400)         623,400         $  18.28
Options exercised . . . . . . . . . . . . . . . . . . . . . . . . .                --          (28,815)        $   3.06
Options canceled  . . . . . . . . . . . . . . . . . . . . . . . . .             9,959           (9,959)        $  13.02
                                                                          -----------      -----------         --------
Balance at December 31, 1995  . . . . . . . . . . . . . . . . . . .           295,391        1,236,334         $  13.12
Additional authorization  . . . . . . . . . . . . . . . . . . . . .           400,000               --               --
Options granted . . . . . . . . . . . . . . . . . . . . . . . . . .          (526,150)         526,150         $  39.49
Options exercised . . . . . . . . . . . . . . . . . . . . . . . . .                --         (223,278)        $   7.08
Options canceled  . . . . . . . . . . . . . . . . . . . . . . . . .            70,163          (70,163)        $  16.76
                                                                          -----------      -----------         --------
Balance at December 31, 1996  . . . . . . . . . . . . . . . . . . .           239,404        1,469,043         $  23.26
                                                                          ===========      ===========

Options to purchase a total of 1,457,298 and 1,161,137 shares at December 31, 1996 and 1995, respectively, were exercisable. Of the shares exercisable, 401,502 and 300,064 shares were vested at December 31, 1996 and 1995, respectively.

Non-Employee Directors' Stock Option Plan. In August 1993, the Board of Directors approved the 1993 Directors' Stock Option Plan (the "Directors' Plan"), which was amended in 1995. The Directors' Plan provides for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company. The maximum number of shares issuable under the Directors' Plan is 200,000.

The Directors' Plan provides immediate issuance of options to purchase an initial 20,000 shares of Common Stock to each new non-employee director joining the Board. The initial options are exercisable in five equal annual installments. Additionally, members who continue to serve on the Board will receive annual option grants for 5,000 shares exercisable in full on the first anniversary of the date of the grant. All options are exercisable at the fair market value of the stock on the date of grant. Through December 31, 1996, the Company had granted options under the Directors' Plan to purchase 113,750 shares of Common Stock at exercise prices ranging from $4.00 per share to $34.625 per share (98,750 shares of Common Stock at exercise prices ranging from $4.00 per share to $15.13 per share at December 31, 1995); 70,750 shares are vested and exercisable at December 31, 1996 (43,750 shares were vested and exercisable at December 31, 1995).

The following table summarizes information about stock options outstanding at December 31, 1996, for both the 1991 Stock Plan and the 1993 Directors' Stock Option Plan.

                                                     Options Outstanding                        Options Exercisable
                                        ---------------------------------------------      ----------------------------
                                                           Weighted         Weighted                          Weighted
                                                           Average          Average                           Average
Range of                                   Number         Remaining         Exercise          Number          Exercise
Exercise Prices                         Outstanding    Contractual Life      Price         Exercisable         Price
-----------------------------------------------------------------------------------------------------------------------
$ 0.30- 2.00                                141,594             6.02      $      1.53          129,849      $      1.49
$ 4.00-10.63                                130,017             7.00      $      6.26          102,017      $      6.54
$10.88-15.13                                247,273             8.01      $     14.44          247,273      $     14.44
$16.88-22.50                                530,509             8.78      $     18.41          530,509      $     18.41
$30.25-46.75                                533,400             9.68      $     39.42          518,400      $     39.56
                                        -----------      -----------      -----------      -----------      -----------
$ 0.30-46.75                              1,582,793             8.57      $     22.36        1,528,048      $     22.71

In July 1996, in connection with the Genome Systems transaction described in
Note 6 below, the Company issued, in exchange for an option to purchase capital stock of Genome Systems, an option to purchase 10,741 shares of Common Stock at an exercise price of $0.0466 per share. The option was not issued under the provisions of either plan described above. The option has been exercised with respect to 5,370 shares as of December 31, 1996.

NOTE 5.  INCOME TAXES

As of December 31, 1996, the Company had federal net operating loss carryforwards of approximately $29,800,000. The net operating loss carryforwards will expire at various dates, beginning on 2006, through 2011 if not utilized.

Significant components of the Company's deferred tax assets are as follows:

DECEMBER 31,                                                                              1996           1995
-----------------------------------------------------------------------------------------------------------------------
(In thousands)
Deferred tax assets:
  Net operating loss carryforwards  . . . . . . . . . . . . . . . . . . . . . . . . .     $   10,100     $   9,700
  Research credits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,500           900
  Capitalized research  and development . . . . . . . . . . . . . . . . . . . . . . .          1,600         1,400
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,500           100
                                                                                           ---------     ---------
Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,700        12,100
Valuation allowance for deferred tax assets . . . . . . . . . . . . . . . . . . . . .        (14,700)      (12,100)
                                                                                           ---------     ---------
Net deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      --     $      --
                                                                                           =========     =========

The valuation allowance for deferred tax assets increased by approximately $4.1 million during the year ended December 31, 1995.

Utilization of the net operating losses and credits may be subject to an annual limitation, due to the ownership change limitations provided by the Internal Revenue Code of 1986.


NOTE 6.          BUSINESS COMBINATIONS

In July 1996, the Company issued 204,073 shares of Common Stock in exchange for all of the capital stock of Genome Systems, a privately held genomics company in St. Louis, Missouri. Genome Systems provides genomic research products and technical support services to scientists to assist them in the identification and isolation of novel genes. The merger has been accounted for as a pooling of interests and, accordingly, the Company's financial statements and financial data have been restated to include the accounts and operations of Genome Systems since inception.

The table below presents the separate results of operations for Incyte and Genome Systems for the periods prior to the merger. Incyte's results of operations include Genome Systems since the transaction:

YEAR ENDED DECEMBER 31,                                                       1996             1995            1994
-----------------------------------------------------------------------------------------------------------------------
(In thousands)
Revenue:
  Incyte . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $     40,051     $      9,908    $     243
  Genome Systems . . . . . . . . . . . . . . . . . . . . . . . . .                   1,734            2,304        1,269
                                                                              ------------      -----------    ---------
                                                                              $     41,785     $     12,212    $   1,512
                                                                              ============     ============    =========

Net income (loss):
  Incyte                                                                      $     (6,724)    $    (10,142)   $ (11,500)
  Genome Systems                                                                       106              205           25
  Merger related expenses                                                             (143)              --           --
                                                                              ------------     ------------    ----------
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $     (6,761)    $     (9,937)   $ (11,475)
                                                                              =============    =============   ==========


In August 1996, the Company acquired all the common stock of Combion, Inc., a microarray technology company in Pasadena, California, in a stock-for-stock exchange, issuing 73,171 shares of its Common Stock valued at $3 million. The acquisition has been accounted for as a purchase transaction and, accordingly, the purchase price was allocated to assets and liabilities based on the estimated fair value as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as the purchase of in-process research and development.
Combion's results of operations have been included in the consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the Company's consolidated results of operations or financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.




                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS.

       The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Stockholders to be held on May 21, 1997 (the "Proxy Statement").

       The required information concerning Executive Officers of the Company is contained in Part I of this Form 10-K.


ITEM 11.      EXECUTIVE COMPENSATION.

       The information required by this item is incorporated by reference from the information under the captions "Election of Directors--Compensation of Directors," "Executive Compensation," and "Report of the Compensation Committee of the Board of Directors on Executive Compensation--Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" contained in the Proxy Statement.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

            (1)     Financial Statements

       Reference is made to the Index to Consolidated Financial Statements under Item 8 of Part II hereof.

            (2)     Financial Statement Schedules

       All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

            (3)     Exhibits

       See Item 14(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

       (b)  REPORTS ON FORM 8-K.

       There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1996.

       (c)  EXHIBITS


            Exhibit
            Number      Description of Document
            ------      -----------------------
            3(i)        Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company's
                        Registration Statement on Form S-8 (File No. 33-76344)).

            3(ii)       Bylaws of the Company, as amended (incorporated by reference to Exhibit 4.2 to the Company's Registration
                        Statement on Form S-8 (File No. 33-76344)).

            4.1         Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the
                        Company's Registration Statement on Form S-1 (File No. 33-68138)).

            10.1#       1991 Stock Plan of Incyte Pharmaceuticals, Inc., as amended and restated (the "Plan") (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 33-93666)).

            10.2#       Form of Incentive Stock Option Agreement under the
                        Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).

            10.3#       Form of Nonstatutory Stock Option Agreement under the
                        Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).

            10.4#       1993 Directors' Stock Option Plan of Incyte
                        Pharmaceuticals, Inc. (incorporated by reference to the exhibit of the same number to the Company's
                        Registration Statement on Form S-1 (File No. 33-68138)).

            10.5# Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to the exhibit of the same number to the Company's
                        Registration Statement on Form S-1 (File No. 33-68138)).

            10.6#       Amendment No. 1 to the 1993 Directors' Stock Option
                        Plan of Incyte Pharmaceuticals, Inc. (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

            10.7        Lease Agreement dated December 8, 1994 between the
                        Company and Matadero Creek (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1994).

            10.8        Lease dated July 18, 1991 between the Company and
                        Harry J. Fair, Jr., as amended (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1
                        (File No. 33-68138)).

            10.9        Lease Amendment and Extension to Lease dated July 18,
                        1991 between the Company and Harry J. Fair, Jr., as amended (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

            10.10+      Collaborative Research Agreement dated as of July 1,
                        1994 between the Company and Pfizer Inc (incorporated by reference to Exhibit A to the Company's Current
                        Report on Form 8-K dated June 23, 1994).

            10.11 Stock Purchase Agreement dated as of June 22, 1994 between the Company and Pfizer Inc (incorporated by reference to Exhibit B to the Company's Current Report on Form 8-K dated June 23, 1994).

            10.12       Registration Rights Agreement dated as of June 22,
                        1994 between the Company and Pfizer Inc (incorporated by reference to Exhibit C to the Company's Current Report on Form 8-K dated June 23, 1994).

            10.13+      LIFESEQ(TM) Database Access and Satellite Database
                        Agreement dated as of November 30, 1994 between the Company and The Upjohn Company (incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K dated November 30, 1994, as amended by Form 8-K/A filed with the Commission on March 27, 1995).


            10.14+ Stock Purchase Agreement dated as of November 30, 1994 between the Company and The Upjohn Company
                        (incorporated by reference to Exhibit B to the Company's Current Report on Form 8-K dated November 30,
                        1994, as amended by Form 8-K/A filed with the Commission on March 27, 1995).

            10.15       Registration Rights Agreement dated as of November 30,
                        1994 between the Company and The Upjohn Company
                        (incorporated by reference to Exhibit C to the Company's Current Report on Form 8-K dated November 30,
                        1994).

            10.16# 1996 Amendment to the Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-13449)).

            21.1        Subsidiaries of the Company.

            23.1        Consent of Ernst & Young LLP, Independent Auditors.

            24.1        Power of Attorney (see Page 46 of this Form 10-K).

            27          Financial Data Schedule

_________
+     Confidential treatment has been granted with respect to certain portions of these agreements.
#     Indicates management contract or compensatory plan or arrangement.


          (D)   FINANCIAL STATEMENT SCHEDULES

          Not applicable.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                            INCYTE PHARMACEUTICALS, INC.


Date: March 28, 1997                                        By               ROY A. WHITFIELD
                                                              ----------------------------------------------------------------------
                                                                             Roy A. Whitfield
                                                                          Chief Executive Officer

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy A. Whitfield, Randal W. Scott, and Denise M. Gilbert, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       Name                                                Title                                         Date
                       ----                                                -----                                         ----
                 ROY A. WHITFIELD                    Chief Executive Officer (Principal Executive
-------------------------------------------------
                 Roy A. Whitfield                    Officer) and Director                                          March 28, 1997




                                                     Executive Vice President, Finance and Chief
                DENISE M. GILBERT                    Financial Officer (Principal Financial Officer)                March 28, 1997
-------------------------------------------------
                Denise M. Gilbert

                                                     Director of Finance and Administration
                  JANET L. NIBEL                     (Principal Accounting Officer)                                 March 28, 1997
-------------------------------------------------
                  Janet L. Nibel


               JEFFREY J. COLLINSON                  Chairman of the Board                                          March 28, 1997
-------------------------------------------------
               Jeffrey J. Collinson


                  BARRY M. BLOOM                     Director                                                       March 28, 1997
-------------------------------------------------
                  Barry M. Bloom

                       Name                                          Title                                            Date
                       ----                                          -----                                            ----
               FREDERICK B. CRAVES                         Director                                             March 28, 1997
-------------------------------------------------
               Frederick B. Craves



                   JON S. SAXE                             Director                                             March 28, 1997
-------------------------------------------------
                   Jon S. Saxe


                 RANDAL W. SCOTT                           Director                                             March 28, 1997
-------------------------------------------------
                 Randal W. Scott

                                 EXHIBIT INDEX


Exhibit
Number    Description of Document
------    -----------------------
3(i)            Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company's Registration
                Statement on Form S-8 (File No. 33-76344)).

3(ii)           Bylaws of the Company, as amended (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement
                on Form S-8 (File No. 33-76344)).

4.1             Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's
                Registration Statement on Form S-1 (File No. 33-68138)).

10.1#           1991 Stock Plan of Incyte Pharmaceuticals, Inc., as amended and restated (the "Plan") (incorporated by reference to
                Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 33-93666)).

10.2#           Form of Incentive Stock Option Agreement under the Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).

10.3#           Form of Nonstatutory Stock Option Agreement under the Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).

10.4#           1993 Directors' Stock Option Plan of Incyte Pharmaceuticals, Inc. (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).

10.5#           Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).

10.6#           Amendment No. 1 to the 1993 Directors' Stock Option Plan of Incyte Pharmaceuticals, Inc. (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1995).

10.7            Lease Agreement dated December 8, 1994 between the Company and Matadero Creek (incorporated by reference to
                Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.8            Lease dated July 18, 1991 between the Company and Harry J. Fair, Jr., as amended (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).

10.9            Lease Amendment and Extension to Lease dated July 18, 1991 between the Company and Harry J. Fair, Jr., as amended
                (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1993).

Exhibit
Number    Description of Document
------    -----------------------
10.10+          Collaborative Research Agreement dated as of July 1, 1994
                between the Company and Pfizer Inc (incorporated by reference to
                Exhibit A to the Company's Current Report on Form 8-K dated
                June 23, 1994).

10.11           Stock Purchase Agreement dated as of June 22, 1994 between the
                Company and Pfizer Inc (incorporated by reference to Exhibit B to the Company's Current Report on Form 8-K dated June 23,
                1994).

10.12 Registration Rights Agreement dated as of June 22, 1994 between the Company and Pfizer Inc (incorporated by reference to Exhibit C to the Company's Current Report on Form 8-K dated
                June 23, 1994).

10.13+ LIFESEQ(TM) Database Access and Satellite Database Agreement dated as of November 30, 1994 between the Company and The Upjohn
                Company (incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K dated November 30, 1994, as amended by Form 8-K/A filed with the Commission on March 28,
                1995).

10.14+ Stock Purchase Agreement dated as of November 30, 1994 between the Company and The Upjohn Company (incorporated by reference to Exhibit B to the Company's Current Report on Form 8-K dated
                November 30, 1994, as amended by Form 8-K/A filed with the Commission on March 28, 1995).

10.15 Registration Rights Agreement dated as of November 30, 1994 between the Company and The Upjohn Company (incorporated by reference to Exhibit C to the Company's Current Report on Form 8-K dated November 30, 1994).

10.16# 1996 Amendment to the Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
                Form S-8 (File No. 333-13449)).

21.1            Subsidiaries of the Company.

23.1            Consent of Ernst & Young LLP, Independent Auditors.

24.1            Power of Attorney (see Page 46 of this Form 10-K).

27              Financial Data Schedule.

_________
+     Confidential treatment has been granted with respect to certain portions of these agreements.