Form 10-Q
period 1997-03-31
INCYTE PHARMACEUTICALS INC
filed 1997-05-15
CIK 879169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       or


[   ]    TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________


                         Commission File Number: 0-27488

                          INCYTE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                        94-3136539
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                                3174 Porter Drive
                           Palo Alto, California 94304
                    (Address of principal executive offices)

                                 (415) 855-0555
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 10,481,541 as of April 30, 1997.




                                                                 Page 1 of 14
                                                     Exhibit Index on Page 14

                          INCYTE PHARMACEUTICALS, INC.

                                      INDEX


PART I: FINANCIAL INFORMATION

                                                                                   PAGE
                                                                                   ----
ITEM 1.  Financial Statements - Unaudited

         Condensed Consolidated Balance Sheets - March 31, 1997 and
         December 31, 1996...........................................................3

         Condensed Consolidated Statements of Operations - three month periods ended March 31, 1997 and 1996.......................................4

         Condensed Consolidated Statements of Cash Flows - three months ended
         March 31, 1997 and 1996.....................................................5

         Notes to Condensed Financial Statements.....................................6

ITEM 2.  Management's discussion and analysis of financial condition and results of operations...................................................8


PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings..........................................................12

ITEM 2.  Changes in Securities......................................................12

ITEM 3.  Defaults Upon Senior Securities............................................12

ITEM 4.  Submission of Matters to a Vote of Security Holders........................12

ITEM 5.  Other Information..........................................................12

ITEM 6.  Exhibits and Reports on Form 8-K...........................................12

         Signatures.................................................................13

         Exhibit Index..............................................................14

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          INCYTE PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   1997               1996
                                                                                 ---------         -----------
ASSETS
Current assets:
         Cash and cash equivalents                                               $  8,008           $  7,628
         Marketable securities - available-for-sale                                30,539             30,622
         Accounts receivable                                                        8,678              2,469
         Prepaid expenses and other current assets                                  2,597              2,456
                                                                                 --------           --------
         Total current assets                                                      49,822             43,175

Property and equipment, net                                                        25,346             22,936
Deposits and other assets                                                           4,441                765
                                                                                 --------           --------
              Total assets                                                       $ 79,609           $ 66,876
                                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                        $  3,953           $  4,670
         Accrued liabilities                                                        2,923              1,507
         Deferred revenue                                                          25,946             14,878
         Current portion of capital lease obligations and notes payable                49                 73
                                                                                 --------           --------
              Total current liabilities                                            32,871             21,128
Noncurrent portion of capital lease obligations and notes payable                      28                 37
Noncurrent portion of accrued rent                                                    452                464

Stockholders' equity:
         Capital stock                                                                 10                 10
         Additional paid-in capital                                                81,923             81,832
         Unrealized gains (losses) on securities available-for-sale                  (134)               (73)
         Accumulated deficit                                                      (35,541)           (36,522)
                                                                                 --------           --------
              Total stockholders' equity                                           46,258             45,247
                                                                                 --------           --------
              Total liabilities and stockholders' equity                         $ 79,609           $ 66,876
                                                                                 ========           ========


                             See accompanying notes

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          INCYTE PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              ---------------------------
                                                                1997               1996*
                                                              --------           --------
Revenue                                                       $ 17,859           $  6,274

Costs and expenses
          Research and development                              14,730              7,745
          Selling, general and administrative                    2,574              1,245
                                                              --------           --------
Total costs and expenses                                        17,304              8,990

Income (loss) from operations                                      555             (2,716)

Interest and other income, net                                     478                678
                                                              --------           --------
Income (loss) before income taxes                                1,033             (2,038)

Provision for income taxes                                         (52)               -
                                                              --------           --------

Net income (loss)                                             $    981           $ (2,038)
                                                              ========           ========



Net income (loss) per share                                   $   0.09           $  (0.20)
                                                              ========           ========

Shares used in computing net income (loss) per share            11,453             10,034
                                                              ========           ========



*Restated to reflect combined results and financial position of Incyte and Genome Systems.

                             See accompanying notes

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          INCYTE PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          ----------------------------
                                                                            1997               1996
                                                                          --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                  $    981           $ (2,038)
       Adjustments to reconcile net loss to net cash provided by
            operating activities:
            Depreciation and amortization                                    2,238              1,036
            Changes in certain assets and liabilities:
               Accounts receivable                                          (6,209)             7,169
               Prepaid expenses and other assets                            (3,817)              (766)
               Accounts payable                                               (717)               (24)
               Accrued liabilities                                           1,404                735
               Deferred revenue                                             11,068              5,525
                                                                          --------           --------
       Total adjustments                                                     3,967             13,675
                                                                          --------           --------
Net cash provided by operating activities                                    4,948             11,637

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                 (4,625)            (3,821)
       Purchases of securities - available-for-sale                         (4,511)           (11,181)
       Sale of securities - available-for-sale                               4,510                -
       Maturity of securities - available-for-sale                             -                5,078
                                                                          --------           --------
Net cash used in investing activities                                       (4,626)            (9,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuances of common stock                                  91                394
       Principal payments on capital lease obligations                         (33)               (20)
                                                                          --------           --------
Net cash provided by financing activities                                       58                374
                                                                          --------           --------

Net increase in cash and cash equivalents                                      380              2,087
Cash and cash equivalents at beginning of the period                         7,628             10,548
                                                                          --------           --------

Cash and cash equivalents at end of the period                            $  8,008           $ 12,635
                                                                          ========           ========


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                             $      5           $      4
                                                                          ========           ========


                             See accompanying notes

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          INCYTE PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of March 31, 1997, statements of operations for the three months ended March 31, 1997 and 1996 and the statements of cash flows for the three months ended March 31, 1997 and 1996 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. In July 1996, all of the outstanding shares of Genome Systems, Inc. ("Genome Systems") were acquired by the Company in a business combination accounted for as a pooling-of-interests. Accordingly, all prior financial data have been restated to represent the combined financial results of the previously separate entities (Note 4). Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.    REVENUE RECOGNITION

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

3.    NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares. For the comparative quarter of 1996, common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company expects that there will be no material impact on the earnings per share for the quarters ended March 31, 1997 and 1996.

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

The table below presents the separate results of operations for Genome Systems for the period prior to the merger (in thousands):

                                                           Genome
                                            Incyte         Systems         Combined
                                            ------         -------         --------
Three months ended March 31, 1996
   Revenue                                 $ 5,583           $691          $ 6,274
   Net income (loss)                        (2,058)            20           (2,038)


In August 1996, the Company acquired all the common stock of Combion Inc., a privately held microarray technology company in Pasadena, California, for 73,171 shares of common stock. The acquisition was accounted for as a purchase transaction, therefore, Combion's results of operations have been included in the consolidated results of operations since the date of acquisition.

PART I - FINANCIAL INFORMATION
ITEM 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and with the section of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 entitled "Item 1. Business - Factors That May Affect Results".

            When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to expected expenditure levels and the adequacy of capital resources, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the ability of the Company to obtain and retain customers; competition from other entities; early termination of a database subscription agreement or failure to renew an agreement upon expiration; the ability to successfully integrate the operations of recent business combinations; the cost of accessing technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene sequences and other genetic information; and the matters discussed in Item 1 of the Company's Form 10-K for the year ended December 31, 1996 under the caption "Business -- Factors That May Affect Results". These forward looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


OVERVIEW

            Incyte Pharmaceuticals, Inc. (the "Company") designs, develops and markets genomic databases, products, software tools and genomic reagents and services. The Company's database products and services integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based tools marketed to the pharmaceutical and biotechnology industries on a non-exclusive basis for use in drug discovery and development. In building its genomic databases, the Company utilizes high-throughput, computer-aided gene sequencing and analysis technologies to identify and characterize the expressed genes of the human genome as well as certain animal, plant and microbial genomes. During the quarter ended March 31, 1997, the Company announced three new database collaborations. Additionally, since the beginning of the year, two collaborators extended the term of their respective database collaboration agreements which were originally scheduled to expire at the end of 1997 and 1998.

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

            Revenues recognized by the Company are predominately related to database collaboration agreements and consist primarily of nonexclusive database access fees. Revenues also include the sales of genomic screening products and services and fees for custom or "satellite" database services. The Company's database collaboration agreements also provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database collaborator will ever generate products from information contained within the databases and thus that the Company will ever receive milestone payments or royalties. There can be no assurance that any of the Company's database collaboration agreements will be renewed upon expiration, typically after a term of three years, or will not be terminated earlier if the Company breaches any material provision of any database collaboration agreement.

            The Company has incurred annual operating losses since inception. While the Company reported net income in this quarter, there can be no assurance that the Company can maintain profitability. There can also be no assurance that the Company will be able to sustain significant annual revenues by obtaining new customers and retaining existing customers for the Company's database and genomics products and services, or that given the significant investment in new product development, marketing, sales and customer service currently planned by the Company in 1997 and beyond, the revenue generated will be adequate to fund the Company's operating expenses. In particular, one of the Company's first database collaboration agreements is scheduled to expire at the end of 1997 and it is not known if the agreement will be renewed, and if renewed, under what terms. The loss of any database collaborator could have a material adverse effect on the Company's business, financial condition and results of operations.

            The Company's operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors, including changes in the demand for the Company's products and services, the pricing of database access to database collaborators, and the introduction of competitive databases or services by others. In particular, the Company has a limited ability to control the timing of database installations due to the lengthy sales cycle required for the Company's database products, the time required to complete custom orders can vary and the growing investment in external research and development alliances could result in significant quarterly expense fluctuations due to the payment of milestones, license fees or research payments. The need for continued investment in development of the Company's databases and related products and services and for extensive ongoing customer support capabilities results in significant fixed expenses. The Company believes that quarterly comparisons of its financial results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

            The two business combinations completed in 1996, Genome Systems and Combion, Inc. ("Combion"), are accompanied by risks commonly encountered in business combinations of companies. Such risks include, among other things, fluctuations in the Company's quarterly and annual operating results due to the costs and expenses of acquiring and integrating new businesses or technologies, the difficulty and expense of assimilating the operations and personnel of the combined or acquired businesses, the potential disruption of the Company's ongoing business and diversion of management time and attention, the inability to successfully integrate or to complete the development and application of acquired technology and the potential failure to achieve anticipated financial, operating and strategic benefits from such acquisitions and difficulties in establishing and maintaining uniform standards, controls, procedures and policies.

RESULTS OF OPERATIONS

            Revenues for the three months ended March 31, 1997 increased to $17.9 million compared to $6.3 million for the corresponding period in 1996. Revenues resulted primarily from database access fees and to a much lesser extent from genomic screening products and services and custom satellite database services. The increase in revenues in comparable quarters was primarily due to an increase in the number of database collaboration agreements.

            Total costs and expenses for the three months ended March 31, 1997 were $17.3 million compared to $9.0 million for the same period of 1996. Research and development expenses accounted for 84% of the increase and selling, general and administrative expenses represented 16% of the increase from period to period. Total costs and expenses are expected to increase in the foreseeable future due to continued investment in new product development and data production, obligations under existing and future research and development alliances, and increased investment in marketing, sales and customer services. The magnitude of the Company's operating expenses will largely be a function of the Company's ability to secure new collaborators for its database products and services. However, if the Company does not obtain additional collaborators in a timely manner, it may not be able to adjust significantly its level of expenditures in any such period, which could have an adverse effect on the Company's operating results.

            Research and development expenses increased to $14.7 million for the three months ended March 31, 1997 compared to $7.7 million for the same period in 1996. The increase from 1996 to 1997 was primarily attributable to the increase in the production of gene sequence and mapping information, increased bioinformatics and database development efforts, costs related to intellectual property protection and expenses related to continuing operations at Combion and expanding operations at Genome Systems. The Company expects research and development spending to increase over the next few years as the Company continues to broaden its gene sequence production operations, pursue the development of new database products and services, invest in new technologies and invest in the continued protection of its intellectual property.

            Selling, general and administrative expenses increased to $2.6 million for the three months ended March 31, 1997 compared to $1.2 million for the same period in 1996. The increase is due primarily to growth in marketing, sales and customer services and additional administrative personnel required to support growth of the Company. The Company expects that selling, general and administrative expenses will increase throughout 1997 due to continued growth in marketing, sales and customer support, as well as expanding operations.

            Interest and other income, net decreased to $0.5 million for the three months ended March 31, 1997 from $0.7 million for the same period in 1996 primarily as the result of reduced interest income from lower average cash balances.

            The estimated effective annual income tax rate for the first quarter of 1997 is 5% which represents the provision of federal and state alternative minimum taxes after utilization of net operating loss carryforwards. No provisions have been recorded prior to this quarter as the Company incurred annual net operating losses.


LIQUIDITY AND CAPITAL RESOURCES

            As of March 31, 1997, the Company had $38.5 million in cash, cash equivalents and marketable securities, compared to $38.3 million as of December 31, 1996. Cash provided by operations was largely offset by investments in capital equipment, research and development alliances and facilities improvements. The Company has classified all of its cash, cash equivalents and marketable securities - available-for-sale as short-term, as the Company may not hold its investments until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

            Net cash provided by operating activities was $4.9 million for the three months ended March 31, 1997, as compared to net cash provided by operating activities of $11.6 million for the three months ended March 31, 1996. The decrease in net cash provided by operating activities resulted primarily from increased accounts receivable and prepaid expenses and other assets in 1997 partially offset by increased deferred revenue and the change from net loss to net income. Net cash generated by operating activities may in the future fluctuate significantly from quarter to quarter due to periodic large prepayments by database collaborators. The Company's investing activities, other than purchases and maturities of short-term investments, have consisted of capital expenditures, which totaled $4.6 million for the three months ended March 31, 1997 as compared to $3.8 million for the three months ended March 31, 1996. The increase was primarily due to purchases of computer hardware required to support existing and developing database modules and, to a lesser extent, lab equipment and tenant improvements on the Company's facilities. Net cash provided by financing activities was $58,000 and $374,000 for the three months ended March 31, 1997 and 1996, respectively. The decrease was primarily due to reduced proceeds from the exercise of stock options.

            The Company expects its cash requirements to increase throughout 1997 as it increases its investment in data-processing-related computer hardware in order to support its existing and new database products, continues to seek access to technologies through alliances, license agreements and/or acquisitions, and addresses its needs for larger facilities and/or improvements in existing facilities. The Company expects to continue to fund future operations with revenues from genomic database products and services in addition to using its current cash, cash equivalents and investments when necessary. The Company expects these resources will satisfy the Company's projected working capital and capital expenditure requirements at least for the next twelve months. However, the Company can offer no assurance that the Company will be able to obtain additional collaborators for the Company's databases or that such database products and services will produce revenues, which together with the Company's cash, cash equivalents and marketable securities, will be adequate to fund the Company's operating expenses. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and genomic products and services; the Company's research and development activities; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to insure that the Company's sequencing operation remains competitive; and costs associated with the integration of new operations assumed through mergers and acquisitions. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

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


                                                INCYTE PHARMACEUTICALS, INC.



Date:       May 12, 1997               By: /s/ Roy A. Whitfield
                                          ---------------------------------
                                          Roy A. Whitfield
                                          Chief Executive Officer


Date:       May 12, 1997               By: /s/ Denise M. Gilbert
                                           --------------------------------
                                           Denise M. Gilbert
                                           Executive Vice President and
                                           Chief Financial Officer

                          INCYTE PHARMACEUTICALS, INC.


                                  EXHIBIT INDEX




    11.1           Statement Re: Computation of Earnings Per Share

    27             Financial Data Schedule