Form 10-Q
period 1997-06-30
INCYTE PHARMACEUTICALS INC
filed 1997-07-30
CIK 879169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  [X] Yes    [ ] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 10,570,583 as of June 30, 1997.


                                  Page 1 of 17
                            Exhibit Index on Page 15

                          INCYTE PHARMACEUTICALS, INC.

                                      INDEX


PART I: FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          ----
ITEM 1.      Financial Statements - Unaudited

             Condensed Consolidated Balance Sheets - June 30, 1997 and
             December 31, 1996.............................................................  3

             Condensed Consolidated Statements of Operations - three and six month periods ended June 30, 1997 and 1996..........................................  4

             Condensed Consolidated Statements of Cash Flows - six months ended
             June 30, 1997 and 1996........................................................  5

             Notes to Condensed Consolidated Financial
             Statements....................................................................  6

ITEM 2.      Management's discussion and analysis of financial condition and results of operations.....................................................  8


PART II: OTHER INFORMATION

ITEM 1.      Legal Proceedings............................................................  13

ITEM 2.      Changes in Securities........................................................  13

ITEM 3.      Defaults Upon Senior Securities..............................................  13

ITEM 4.      Submission of Matters to a Vote of Security Holders..........................  13

ITEM 5.      Other Information............................................................  13

ITEM 6.      Exhibits and Reports on Form 8-K.............................................  13

             Signatures...................................................................  14

             Exhibit
             Index........................................................................  15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          Incyte Pharmaceuticals, Inc.
                     Condensed Consolidated Balance Sheets
                                 (in thousands)
                                  (unaudited)


                                                                      June 30,  December 31,
                                                                        1997          1996*
                                                                      --------      --------
ASSETS
Current assets:
   Cash and cash equivalents                                          $ 11,303      $  7,628
   Marketable securities - available-for-sale                           26,597        30,622
   Accounts receivable                                                   3,966         2,469
   Prepaid expenses and other current assets                             1,929         2,456
                                                                      --------      --------
   Total current assets                                                 43,795        43,175

Property and equipment, net                                             25,768        22,936
Long-term investments                                                    5,313           313
Deposits and other assets                                                1,732           452
                                                                      --------      --------
        Total assets                                                  $ 76,608      $ 66,876
                                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $  3,604      $  4,670
   Accrued liabilities                                                   4,588         1,507
   Deferred revenue                                                     18,453        14,878
   Current portion of capital lease obligations and notes payable           34            73
                                                                      --------      --------
        Total current liabilities                                       26,679        21,128

Noncurrent portion of capital lease obligations and notes payable           23            37
Noncurrent portion of accrued rent                                         430           464

Stockholders' equity:
   Capital stock                                                            11            10
   Additional paid-in capital                                           83,094        81,832
   Unrealized losses on securities available-for-sale                      (30)          (73)
   Accumulated deficit                                                 (33,599)      (36,522)
                                                                      --------      --------
        Total stockholders' equity                                      49,476        45,247
                                                                      --------      --------
        Total liabilities and stockholders' equity                    $ 76,608      $ 66,876
                                                                      ========      ========


* The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.


                             See accompanying notes                 Page 3 of 17

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          Incyte Pharmaceuticals, Inc.
                Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                  (unaudited)


                                              Three Months Ended           Six Months Ended
                                                    June 30,                   June 30,
                                             ---------------------      ---------------------
                                               1997         1996*         1997         1996*
                                             --------     --------      --------     --------

Revenues                                     $ 21,192     $  8,413      $ 39,051     $ 14,687

Costs and expenses
     Research and development                  16,764        9,313        31,494       17,058
     Selling, general and administrative        2,905        1,282         5,479        2,527
                                             --------     --------      --------     --------
Total costs and expenses                       19,669       10,595        36,973       19,585

Income (loss) from operations                   1,523       (2,182)        2,078       (4,898)

Interest and other income, net                    525          586         1,003        1,264
                                             --------     --------      --------     --------
Income (loss) before income taxes               2,048       (1,596)        3,081       (3,634)

Provision for income taxes                        106            -           158            -
                                             --------     --------      --------     --------

Net income (loss)                            $  1,942     $ (1,596)     $  2,923     $ (3,634)
                                             ========     ========      ========     ========



Net income (loss) per share                  $   0.17     $  (0.16)     $   0.26     $  (0.36)
                                             ========     ========      ========     ========

Shares used in computing net income
     (loss) per share                          11,434       10,104        11,443       10,069
                                             ========     ========      ========     ========


* Restated to reflect combined results and financial position of Incyte Pharmaceuticals, Inc. and Genome Systems, Inc.


                             See accompanying notes                 Page 4 of 17

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          Incyte Pharmaceuticals, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)


                                                                   Six Months Ended
                                                                        June 30,
                                                                ----------------------
                                                                  1997          1996*
                                                                --------      --------
Cash flows from operating activities:
  Net income (loss)                                             $  2,923      $ (3,634)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                  4,647         2,350
    Changes in certain assets and liabilities:
       Accounts receivable                                        (1,497)       (2,161)
       Prepaid expenses and other assets                            (753)          109
       Accounts payable                                           (1,066)        2,613
       Accrued liabilities                                         3,047         1,034
       Deferred revenue                                            3,575         8,028
                                                                --------      --------
  Total adjustments                                                7,953        11,973
                                                                --------      --------
Net cash provided by operating activities                         10,876         8,339

Cash flows from investing activities:
  Long-term investments                                           (5,000)         (625)
  Capital expenditures                                            (8,967)      (11,486)
  Proceeds from operating leases                                   1,528             -
  Purchases of securities - available-for-sale                    (4,511)      (11,231)
  Sale of securities - available-for-sale                          8,514             -
  Maturity of securities - available-for-sale                         25        11,111
                                                                --------      --------
Net cash used in investing activities                             (8,411)      (12,231)

Cash flows from financing activities:
  Proceeds from issuances of common stock                          1,263           562
  Principal payments on capital lease obligations                    (53)          (42)
                                                                --------      --------
Net cash provided by financing activities                          1,210           520
                                                                --------      --------

Net increase (decrease) in cash and cash equivalents               3,675        (3,372)
Cash and cash equivalents at beginning of the period               7,628        10,547
                                                                --------      --------

Cash and cash equivalents at end of the period                  $ 11,303      $  7,175
                                                                ========      ========


Supplemental schedule of cash flow information:
Interest paid                                                   $     14      $     19
                                                                ========      ========
Taxes paid                                                      $     70      $      -
                                                                ========      ========


* Restated to reflect combined results and financial position of Incyte Pharmaceuticals, Inc. and Genome Systems, Inc.


                             See accompanying notes                 Page 5 of 17

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          INCYTE PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996 and the statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. In July 1996, all of the outstanding shares of Genome Systems, Inc. ("Genome Systems") were acquired by the Company in a business combination accounted for as a pooling-of-interests. Accordingly, all prior financial data have been restated to represent the combined financial results of the previously separate entities (Note 4). Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain reclassifications were made to prior periods' balances to conform with the 1997 presentation.

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

3.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares. Common equivalent shares from stock options and warrants are excluded from the computation for periods prior to 1997, as their effect is antidilutive. For the three and six months ended June 30, 1997, common equivalent shares from stock options are included in the computation using the treasury stock method as their effect is dilutive.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company expects that there will be no material impact on the earnings per share for the three and six months ended June 30, 1997 and 1996.

4.  BUSINESS COMBINATIONS

In July 1996, the Company issued 204,073 shares of Common Stock in exchange for all of the capital stock of Genome Systems, Inc., a privately held genomics company located in St. Louis, Missouri. Genome Systems provides genomic research products and technical support services to scientists to assist them in the identification and isolation of novel genes. The merger has been accounted for as a pooling of interests and, accordingly, the Company's financial statements and financial data have been restated to include the accounts and operations of Genome Systems for all periods presented.

The table below presents the separate results of operations for Genome Systems for the period prior to the merger (in thousands):

                                                        Genome
                                             Incyte     Systems      Combined
                                             ------     -------      --------
    Three months ended June 30, 1996
       Revenue                               $7,630        $783         $8,413
       Net income (loss)                     (1,603)          7         (1,596)

    Six months ended June 30, 1996
       Revenue                               13,213       1,474         14,687
       Net income (loss)                     (3,661)         27         (3,634)


5.  STOCKHOLDERS' EQUITY

On May 21, 1997, the Company's stockholders approved an increase in the number of shares of Common Stock authorized for issuance from 20,000,000 to 75,000,000 and an increase in the number of shares of Common Stock reserved for issuance under the 1991 Stock Plan from 2,000,000 to 2,400,000. The Company's stockholders also adopted the 1997 Employee Stock Purchase Plan (the "ESPP"). The Company has authorized 200,000 shares of Common Stock for issuance under the ESPP. Each regular full-time and part-time employee is eligible to participate after one year of employment. The initial offering period commences August 1, 1997 and ends November 1, 1999.

PART I - FINANCIAL INFORMATION
ITEM 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the section entitled "Item 1. Business Factors That May Affect Results" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the section of the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on July 15, 1997 entitled "Risk Factors".

        When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to expected expenditure levels and the adequacy of capital resources, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the ability of the Company to obtain and retain customers; competition from other entities; early termination of a database collaborator agreement or failure to renew an agreement upon expiration; the ability to successfully integrate the operations of recent business combinations; the cost of accessing technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene sequences and other genetic information; and the matters discussed in Item 1 of the Company's Form 10-K for the year ended December 31, 1996 under the caption "Business -- Factors That May Affect Results". These forward looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

        Incyte Pharmaceuticals, Inc. (the "Company") designs, develops and markets genomic database products, genomic data management software tools and related reagents and services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based tools used by pharmaceutical and biotechnology companies in drug discovery and development. In building the databases, the Company utilizes high-throughput, computer-aided gene sequencing and analysis technologies to identify and characterize the expressed genes of the human genome, as well as certain animal, plant and microbial genomes.

        Revenues recognized by the Company are predominantly related to database collaboration agreements and consist primarily of non-exclusive database access fees. Revenues also include the sales of genomic screening products and services and fees for custom or "satellite" database services. The Company's database collaboration agreements also provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database collaborators will ever generate products from information contained within the databases and thus that the Company will ever receive milestone payments or royalties.

        The Company has incurred annual operating losses since inception. While the Company reported net income in the first and second quarters of 1997, there can be no assurance that the Company can maintain profitability. The Company's ability to achieve and maintain significant revenues will be dependent upon its ability to obtain additional database collaborators and retain existing collaborators. The Company's ability to maintain profitability will be dependent upon its ability to obtain such database collaborators, the level of expenditures necessary for the Company to maintain and support its services to its collaborators, and the extent to which it incurs research and development, investment, acquisition-related or other expenses related to the development and provision of its products and services to database collaborators. There can be no assurance that the Company will be able to obtain any additional agreements for such products and services. Further, the Company's database collaboration agreements typically have a term of three years, which may be terminated earlier by a collaborator if the Company breaches the database collaboration agreement, which may include certain performance obligations, and fails to cure such breach within a specified period. One of the Company's database collaboration agreements expires at the end of 1997 and there can be no assurance that the agreement will be renewed, and if renewed, under what terms. Further, beginning in August 1997, one database collaborator has the right on 30 days' written notice to terminate its database collaboration agreement. There can be no assurance that any of the Company's database collaboration agreements will be renewed upon expiration or not terminated earlier in accordance with its terms. The loss of revenues from any database collaborator could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors, including changes in the demand for the Company's products and services, the pricing of database access to database collaborators, the nature, pricing and timing of other products and services provided to the Company's collaborators, changes in the research and development budgets of the Company's collaborators and potential collaborators, capital expenditures, acquisition and licensing costs and other costs related to the expansion of Incyte's operations and the introduction of competitive databases or services. In particular, the Company has a limited ability to control the timing of database installations, there is a lengthy sales cycle required for the Company's database products, the Company's revenue levels are difficult to forecast, the time required to complete custom orders can vary significantly and the Company's increasing investment in external alliances could result in significant quarterly fluctuations in expenses due to the payment of milestones, license fees or research payments. The Company's investments in joint ventures and businesses may require the Company to record losses or expenses related to its proportionate ownership interest in such entities, the acquisition of in-process technologies, or the impairment in the value of the securities underlying such investments. In addition, the need for continued investment in development of the Company's databases and related products and services and for extensive ongoing collaborator support capabilities results in significant fixed expenses. If revenue in a particular period does not meet expectations, the Company may not be able to adjust significantly its level of expenditures in such period, which would have an adverse effect on the Company's operating results. The Company believes that quarterly comparisons of its financial results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

        In July 1996, the Company issued Common Stock in exchange for all of the outstanding shares of Genome Systems, Inc. ("Genome Systems"), a genomics service company located in St. Louis, Missouri. The transaction has been accounted for as a pooling of interests, and the consolidated financial statements discussed herein and all historical financial information have been restated to reflect the combined operations of both companies. In August 1996, the Company acquired for stock Combion, Inc. ("Combion"), a microarray technology company located in Pasadena, California. The acquisition of

Combion has been accounted for as a purchase, and the consolidated financial statements discussed herein include the results of Combion from the date of acquisition, August 15, 1996, forward.

RESULTS OF OPERATIONS

        Revenues for the three and six months ended June 30, 1997 increased to $21.2 million and $39.1 million, respectively, compared to $8.4 million and $14.7 million for the corresponding periods in 1996. Revenues resulted primarily from database access fees and, to a much lesser extent, from genomic screening products and services and custom satellite database services. The increase in revenues was predominantly driven by an increase in the number of database collaboration agreements. Total costs and expenses for the three and six months ended June 30, 1997 increased to $19.7 million and $37.0 million, respectively, compared to $10.6 million and $19.6 million for the corresponding periods in 1996. Research and development expenses accounted for 82% and 83% and selling, general and administrative expenses accounted for 18% and 17% of the period to period increase in the comparable three and six month periods, respectively. Total costs and expenses are expected to increase in the foreseeable future due to continued investment in new product development and data production, obligations under existing and future research and development alliances, and increased investment in marketing, sales and customer services. The magnitude of the Company's operating expenses will largely be a function of the Company's ability to secure new collaborators for its database products and services. However, if the Company does not obtain additional collaborators in a timely manner or if the Company's database collaborators do not renew their collaboration agreement at the end of their applicable terms, the Company may not be able to adjust significantly its level of expenditures in any period, which would have an adverse effect on the Company's operating results.

        Research and development expenses for the three and six months ended June 30, 1997 increased to $16.8 million and $31.5 million, respectively, compared to $9.3 million and $17.1 million for the corresponding periods in 1996. The increase in research and development expenses resulted primarily from an increase in bioinformatics and database development efforts, in addition to growth in sequencing production, increased costs related to intellectual property protection and increased expenses related to continuing operations at Combion and expanding operations at Genome Systems. The Company expects research and development spending to increase over the next few years as the Company continues to broaden its gene sequence production operations, pursue the development of new database products and services, invest in new technologies and invest in the continued protection of its intellectual property.

        Selling, general and administrative expenses for the three and six months ended June 30, 1997 increased to $2.9 million and $5.5 million, respectively, compared to $1.3 million and $2.5 million for the corresponding periods in 1996. The increase in selling, general and administrative expenses resulted primarily from the growth in marketing, sales and customer support and corporate administration. The Company expects that selling, general and administrative expenses will increase throughout 1997 due to continued growth in marketing, sales and customer support, as well as expanding operations.

        Interest and other income, net for the three and six months ended June 30, 1997 decreased to $0.5 million and $1.0 million, respectively, from $0.6 million and $1.3 million for the corresponding periods in 1996 primarily as a result of reduced interest income from lower average combined cash, cash equivalent and marketable securities balances.

        The estimated effective annual income tax rate for the second quarter of 1997 is 5%, which represents the provision of federal and state alternative minimum taxes after utilization of net operating loss carryforwards. No provisions have been recorded prior to the 1997 fiscal year as the Company incurred annual net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1997, the Company had $37.9 million in cash, cash equivalents and marketable securities, compared to $38.3 million as of December 31, 1996. For the six month period ended June 30, 1997, cash provided by operations was largely offset by investments in capital equipment, consisting primarily of data processing-related computer hardware and laboratory equipment, as well as expenditures for research and development alliances and facilities improvements. The Company has classified all of its marketable securities as short-term, as the Company may not hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

        Net cash provided by operating activities was $10.9 million for the six months ended June 30, 1997, as compared to net cash provided by operating activities of $8.3 million for the six months ended June 30, 1996. The increase in net cash provided by operating activities resulted primarily from the change from net loss to net income in 1997, increased depreciation and amortization expense and accrued liabilities partially offset by decreased deferred revenues and accounts payable. Net cash generated by operating activities may in the future fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators.

        The Company's investing activities, other than purchases, sales and maturities of marketable securities, have consisted of capital expenditures and strategic equity investments. Capital expenditures for the six months ended June 30, 1997 decreased to $9.0 million from $11.5 million for the six months ended June 30, 1996 due primarily to the use of an operating lease for $1.5 million of the capital additions and the timing of capital purchases. Strategic equity investments in companies with which the Company has research and development alliances increased to $5.0 million for the six months ended June 30, 1997 from $0.6 million for the six months ended June 30, 1996.

        Net cash provided by financing activities was $1.2 million and $0.5 million for the six months ended June 30, 1997 and 1996, respectively. The increase was primarily due to proceeds from the exercise of stock options.

        The Company expects its cash requirements to increase in the remainder of 1997 and in 1998 as it increases its investment in data-processing-related computer hardware in order to support its existing and new database products, continues to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions, and addresses its needs for larger facilities and/or improvements in existing facilities. The Company expects to continue to fund future operations with revenues from genomic database products and services in addition to using its current cash, cash equivalents and marketable securities.

        In July 1997, the Company filed with the Securities and Exchange commission a registration statement relating to the proposed public offering of 1,000,000 shares of its Common Stock (plus up to 150,000 shares that may be sold by the underwriters to cover over-allotments, if any). All shares are to be sold by the Company. The net proceeds of the offering are expected to be used for: capital expenditures, including data processing-related computer hardware, laboratory equipment, scientific instrumentation, and expansion of the Company's facilities; strategic equity investments in joint ventures or businesses; acquisitions of businesses, technologies and products that complement the Company's business; and for working capital and other general corporate purposes. Based upon its current plans, the Company believes that the proceeds of this offering, together with its existing resources and anticipated cash flow from operations, will be adequate to satisfy its capital needs at least through 1998. If this offering is not consummated, the Company believes that its current cash, cash equivalents and marketable securities will satisfy the Company's projected working capital, capital expenditure and other cash requirements at least for the next twelve months. However, the Company can offer no assurance that the Company will be able to obtain additional collaborators or retain existing collaborators for the Company's databases or that such database products and services will produce revenues, which together with the Company's cash, cash equivalents and marketable securities, will be adequate to fund the Company's cash requirements. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and genomic products and services; the Company's research and development activities, including expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure that the Company's sequencing operation remains competitive; and costs associated with the integration of new operations assumed through mergers and acquisitions. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

                          INCYTE PHARMACEUTICALS, INC.

PART II: OTHER INFORMATION

ITEM 1.      Legal Proceedings

             Not Applicable

ITEM 2.      Changes in Securities

             None

ITEM 3.      Defaults upon Senior Securities

             None

ITEM 4.      Submission of Matters to a Vote of Security Holders

             On May 21, 1997, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting:

             1.   The following Directors were elected:         FOR                WITHHELD
                                                             --------              --------

                 a.  Roy A. Whitfield                        8,630,821              58,312
                 b.  Randal W. Scott                         8,631,071              58,062
                 c.  Barry M. Bloom                          8,630,871              58,262
                 d.  Jeffrey J. Collinson                    8,631,071              58,062
                 e.  Frederick B. Craves                     8,630,271              58,862
                 f.  Jon S. Saxe                             8,630,841              58,292

             2. A proposal to amend the Company's Certificate of Incorporation.

                        FOR              AGAINST           ABSTAIN               BROKER NON-VOTE
                        ---              -------           -------               ---------------
                     5,882,803          2,800,655           5,675                       0

             3.   A proposal to amend the Company's 1991 Stock Plan.

                        FOR              AGAINST           ABSTAIN               BROKER NON-VOTE
                        ---              -------           -------               ---------------
                     6,555,184          759,522            10,470                    1,363,957

             4. A proposal to adopt the Company's 1997 Employee Stock Purchase Plan.

                        FOR              AGAINST           ABSTAIN               BROKER NON-VOTE
                        ---              -------           -------               ---------------
                      4,847,125         2,470,061           7,990                    1,363,957

             5. The selection of the Company's independent auditors was ratified.

                        FOR              AGAINST           ABSTAIN
                        ---              -------           -------
                     8,684,433            1,500             3,200


ITEM 5.      Other Information

             None

ITEM 6.      Exhibits and Reports on Form 8-K.

             a)  Exhibits

                 See Exhibit Index on Page 16

             b)  Reports on Form 8-K

                 None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 INCYTE PHARMACEUTICALS, INC.



Date:   July __, 1997                        By: /s/ ROY A. WHITFIELD
                                                 -------------------------------
                                                 Roy A. Whitfield
                                                 Chief Executive Officer



Date:   July __, 1997                        By: /s/ DENISE M. GILBERT
                                                 -------------------------------
                                                 Denise M. Gilbert
                                                 Executive Vice President and
                                                     Chief Financial Officer

                          INCYTE PHARMACEUTICALS, INC.


                                  EXHIBIT INDEX


                                                                       Page No.
                                                                       --------

11.1     Statement Re: Computation of Earnings (Loss) Per Share          16

27       Financial Data Schedule                                         17