Form 10-Q
period 1997-09-30
INCYTE PHARMACEUTICALS INC
filed 1997-11-13
CIK 879169

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to___________________


                       Commission File Number:  0-27488

                         INCYTE PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                              94-3136539
          --------                              ----------
(State  or  other  jurisdiction  of      (IRS Employer Identification No.)
incorporation  or  organization)

                               3174 Porter Drive
                         Palo Alto, California  94304
                   (Address of principal executive offices)

                                (650) 855-0555
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes   [  ]  No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 24,026,402 as of October 31, 1997.


                               INCYTE PHARMACEUTICALS, INC.

                                          INDEX





PART I: FINANCIAL INFORMATION                                                        PAGE
-----------------------------------------------------------------------------------  ----

ITEM 1  Financial Statements - Unaudited

             Condensed Consolidated Balance Sheets - September 30, 1997 and
             December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . .     3

             Condensed Consolidated Statements of Operations - three and nine month
             periods ended September 30, 1997 and 1996. . . . . . . . . . . . . . .     4

             Condensed Consolidated Statements of Cash Flows - nine months ended
             September 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . .     5

             Notes to Condensed Consolidated Financial Statements . . . . . . . . .     7

ITEM 2  Management's discussion and analysis of financial condition
             and results of operations. . . . . . . . . . . . . . . . . . . . . . .    10


PART II: OTHER INFORMATION
-----------------------------------------------------------------------------------

ITEM 1  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

ITEM 2  Changes in Securities.. . . . . . . . . . . . . . . . . . . . . . . . . . .    15

ITEM 3  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . .    15

ITEM 4  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . .    15

ITEM 5  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

ITEM 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . .    15

             Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

             Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

PART  I:    FINANCIAL  INFORMATION
ITEM  1      FINANCIAL  STATEMENTS


                                  INCYTE PHARMACEUTICALS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (in thousands)
                                          (unaudited)


                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     1997            1996*
                                                                ---------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $       51,286   $       7,628
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . .           6,000               -
  Marketable securities - available-for-sale . . . . . . . . .          65,006          30,622
  Accounts receivable. . . . . . . . . . . . . . . . . . . . .           9,256           2,469
  Prepaid expenses and other current assets. . . . . . . . . .           1,970           2,456
                                                                ---------------  --------------
      Total current assets . . . . . . . . . . . . . . . . . .         133,518          43,175

Property and equipment, net. . . . . . . . . . . . . . . . . .          30,199          22,936
Long-term investments. . . . . . . . . . . . . . . . . . . . .          14,850             313
Deposits and other assets. . . . . . . . . . . . . . . . . . .           2,491             452
                                                                ---------------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . .  $      181,058   $      66,876
                                                                ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .  $        4,402   $       4,670
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . .          12,419           1,507
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . .          22,629          14,878
  Current portion of capital lease obligations and
    notes payable. . . . . . . . . . . . . . . . . . . . . . .              48              73
                                                                ---------------  --------------
      Total current liabilities. . . . . . . . . . . . . . . .          39,498          21,128

Non-current portion of capital lease obligations and
    notes payable. . . . . . . . . . . . . . . . . . . . . . .              19              37
Non-current portion of accrued rent. . . . . . . . . . . . . .             405             464
                                                                ---------------  --------------
      Total liabilities. . . . . . . . . . . . . . . . . . . .          39,922          21,629
                                                                ---------------  --------------

Stockholders' equity:
  Capital stock. . . . . . . . . . . . . . . . . . . . . . . .              12              10
  Additional paid-in capital . . . . . . . . . . . . . . . . .         171,651          81,832
  Unrealized gains (losses) on securities - available-for-sale              28             (73)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . .         (30,555)        (36,522)
                                                                ---------------  --------------
      Total stockholders' equity . . . . . . . . . . . . . . .         141,136          45,247
                                                                ---------------  --------------
      Total liabilities and stockholders' equity . . . . . . .  $      181,058   $      66,876
                                                                ===============  ==============



*  The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                                     See accompanying notes

PART  I:    FINANCIAL  INFORMATION
ITEM  1      FINANCIAL  STATEMENTS


                         INCYTE PHARMACEUTICALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)



                                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                           SEPTEMBER 30,     SEPTEMBER 30,
                                        -----------------  -----------------
                                         1997      1996     1997      1996
                                        -------  --------  -------  --------

Revenues . . . . . . . . . . . . . . .  $22,662  $12,917   $61,714  $27,604

Costs and expenses:
  Research and development . . . . . .   17,482   11,928    48,975   28,986
  Selling, general and administrative.    3,252    1,735     8,731    4,263
  Purchase of in-process research
    and development. . . . . . . . . .        -    3,165         -    3,165
                                        -------  --------  -------  --------
Total costs and expenses . . . . . . .   20,734   16,828    57,706   36,414

Income (loss) from operations. . . . .    1,928   (3,911)    4,008   (8,810)

Interest and other income, net . . . .    1,271      559     2,273    1,823
                                        -------  --------  -------  --------
Income (loss) before income taxes. . .    3,199   (3,352)    6,281   (6,987)

Provision for income taxes . . . . . .      155        -       314        -
                                        -------  --------  -------  --------

Net income (loss). . . . . . . . . . .  $ 3,044  $(3,352)  $ 5,967  $(6,987)
                                        =======  ========  =======  ========



Net income (loss) per share. . . . . .  $  0.12  $ (0.16)  $  0.25  $ (0.35)
                                        =======  ========  =======  ========

Shares used in computing net income
  (loss) per share . . . . . . . . . .   24,796   20,358    23,524   20,212
                                        =======  ========  =======  ========














                                See accompanying notes

PART  I:    FINANCIAL  INFORMATION
ITEM  1      FINANCIAL  STATEMENTS


                         INCYTE PHARMACEUTICALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)



                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . . . . .  $  5,967   $ (6,987)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . .     7,260      4,282
    Non-cash portion of purchase of in-process research
      and development . . . . . . . . . . . . . . . . . .         -      3,000
    Changes in certain assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . .    (6,787)     4,615
      Prepaid expenses, deposits and other assets . . . .    (1,553)      (459)
      Accounts payable. . . . . . . . . . . . . . . . . .      (268)     1,964
      Accrued and other liabilities . . . . . . . . . . .     4,853      1,273
      Deferred revenue. . . . . . . . . . . . . . . . . .     7,751     15,431
                                                           ---------  ---------
  Total adjustments . . . . . . . . . . . . . . . . . . .    11,256     30,106
                                                           ---------  ---------
Net cash provided by operating activities . . . . . . . .    17,223     23,119

CASH FLOWS FROM INVESTING ACTIVITIES:
  Long-term investments . . . . . . . . . . . . . . . . .    (8,537)      (313)
  Transfer to restricted cash . . . . . . . . . . . . . .    (6,000)         -
  Capital expenditures. . . . . . . . . . . . . . . . . .   (16,251)   (15,185)
  Proceeds from sale of assets leased back under
    operating leases. . . . . . . . . . . . . . . . . . .     1,694          -
  Purchase of securities - available-for-sale. . . . . .    (49,489)   (11,230)
  Sale of securities - available-for-sale . . . . . . . .     8,515          -
  Maturity of securities - available-for-sale . . . . . .     6,725     11,600
                                                           ---------  ---------
Net cash used in investing activities . . . . . . . . . .   (63,343)   (15,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock, net. . . . . .    89,821      1,251
  Principal payments on capital lease obligations . . . .       (43)       (41)
                                                           ---------  ---------
Net cash provided by financing activities . . . . . . . .    89,778      1,210
                                                           ---------  ---------

Net increase in cash and cash equivalents . . . . . . . .    43,658      9,201
Cash and cash equivalents at beginning of period. . . . .     7,628     10,547
                                                           ---------  ---------

Cash and cash equivalents at end of period. . . . . . . .  $ 51,286   $ 19,748
                                                           =========  =========

                                                                    (Continued)
                                 See accompanying notes

PART  I:    FINANCIAL  INFORMATION
ITEM  1      FINANCIAL  STATEMENTS


                         INCYTE PHARMACEUTICALS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                (in thousands)
                                  (unaudited)



                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                               1997   1996
                                                              ------  -----


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . .  $   14  $  39
                                                              ======  =====
Taxes paid . . . . . . . . . . . . . . . . . . . . . . . . .  $  125  $   -
                                                              ======  =====

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Property and equipment acquired pursuant to capital lease
  obligations. . . . . . . . . . . . . . . . . . . . . . . .  $    -  $  36
                                                              ======  =====
Long-term investments acquired pursuant to future obligation
  to distribute restricted cash. . . . . . . . . . . . . . .  $6,000  $   -
                                                              ======  =====



























                                 See accompanying notes

PART  I:    FINANCIAL  INFORMATION
ITEM  1      FINANCIAL  STATEMENTS


                         INCYTE PHARMACEUTICALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

1.    BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996 and the statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. In July 1996, all of the outstanding shares of Genome Systems, Inc. ("Genome Systems") were acquired by the Company in a business combination accounted for as a pooling of interests. Accordingly, all prior financial data have been restated to represent the combined financial results of the previously separate entities (Note 4). Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain reclassifications were made to prior periods' balances to conform with the 1997 presentation. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

3.    NET  INCOME  (LOSS)  PER  SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares. Common equivalent shares from stock options and warrants are excluded from the computation for periods prior to 1997, as their effect is antidilutive. For the three and nine months ended September 30, 1997, common equivalent shares from stock options are included in the computation using the treasury stock method as their effect is dilutive.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants will be excluded. Diluted earnings per share will include the dilutive effect of stock options and warrants using the treasury stock method. The treasury stock method will be applied using the average market price of the Company's Common Stock during the period. The basic earnings per share would have been $0.13 and $0.28 for the three and nine months ended September 30, 1997, respectively. The diluted earnings per share would have been $0.12 and $0.25 for the three and nine months ended September 30, 1997, respectively.

4.    BUSINESS  COMBINATION

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

5.    JOINT  VENTURE

In September 1997, the Company formed a joint venture, diaDexus, LLC ("diaDexus"), in conjunction with SmithKline Beecham Corporation ("SB") which will utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company and SB each hold a 50 percent equity interest in diaDexus and the Company accounts for the investment under the equity method. A portion of the investment is reflected as restricted cash and in accrued liabilities on the balance sheet since that balance is held in an escrow account and will be disbursed to diaDexus as needed. As of September 30, 1997, no earnings or losses have been incurred by diaDexus and, therefore, no equity in earnings or losses for diaDexus have been recorded in the Company's statement of operations.

6.    LONG-TERM  INVESTMENTS

For the nine months ended September 30, 1997, the Company made equity investments in a number of companies whose businesses may be complementary to the Company's business. All investments, except diaDexus, which is accounted for under the equity method, are carried at the estimated fair market value.

7.    STOCKHOLDERS'  EQUITY

In August 1997, the Company completed a follow-on public stock offering and issued 1,377,713 shares of Common Stock, including 177,713 shares covered by the underwriters' over-allotment option, at $67.00 per share. Net proceeds from this offering were approximately $87 million after deducting the underwriting discount and offering expenses.

In October 1997, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend paid on November 7, 1997 to holders of record on October 17, 1997. As a result, the number of shares of Common Stock reserved for issuance under the 1991 Stock Plan, the Non-Employee Directors' Stock Option Plan and the 1997 Employee Stock Purchase Plan increased from 2,400,000 to 4,800,000, from 200,000 to 400,000 and from
200,000 to 400,000, respectively, on such payment date. All share and per share data have been adjusted retroactively to reflect the split.

PART  I:    FINANCIAL  INFORMATION
ITEM  2


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 should be read in conjunction with the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Factors That May Affect Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the section entitled "Risk Factors" in the Company's Prospectus dated July 31, 1997 filed with the Securities and Exchange Commission.

     When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to expected expenditure levels and the adequacy of capital resources, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the ability of the Company to obtain and retain customers; competition from other entities; early termination  of  a  database  collaborator  agreement  or  failure to renew an agreement upon expiration; the ability to successfully integrate the operations of recent business combinations; the cost of accessing technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene sequences and other genetic information; the viability of joint ventures and businesses in which the Company has purchased equity; and the matters discussed in the section entitled "Business -- Factors That May Affect Results" in the Company's Form 10-K for the year ended December 31, 1996 and the section entitled "Risk Factors" in the Company's Prospectus dated July 31, 1997 filed with the Securities and Exchange Commission. These forward looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


OVERVIEW

     Incyte Pharmaceuticals, Inc. (the "Company") designs, develops and markets genomic database products, genomic data management software tools and related reagents and services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based tools used by
pharmaceutical  and    biotechnology    companies  in  drug  discovery  and
development. In building the databases, the Company utilizes high-throughput, computer-aided gene sequencing and analysis technologies to identify and characterize the expressed genes of the human genome, as well as certain animal, plant and microbial genomes.
     Revenues recognized by the Company are predominantly related to database collaboration agreements and consist primarily of non-exclusive database access fees. Revenues also include the sales of genomic screening products and services and fees for custom or

"satellite" database services. The Company's database collaboration agreements provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database collaborators will ever generate products from information contained within the databases and thus that the Company will ever receive milestone payments or royalties.
     The Company incurred annual operating losses from inception through December 31, 1996. While the Company reported net income in each of the first three quarters of 1997, there can be no assurance that the Company can maintain profitability. The Company's ability to achieve and maintain significant revenues will be dependent upon its ability to obtain additional database collaborators and retain existing collaborators. The Company's ability to maintain profitability will also be dependent upon the level of expenditures necessary for the Company to maintain and support its services to its collaborators and the extent to which it incurs research and development, investment, acquisition-related or other expenses related to the development and provision of its products and services to database collaborators. Further, the Company's database collaboration agreements typically have a term of three years, which may be terminated earlier by a collaborator if the Company breaches the database collaboration agreement, which may include certain performance obligations, and fails to cure such breach within a specified period. One of the Company's database collaboration agreements expires at the end of 1997 and there can be no assurance that the agreement will be renewed, and if renewed, under what terms. Further, beginning in August 1997, one database collaborator has the right on 30 days' written notice to terminate its database collaboration agreement. There can be no assurance that any of the Company's database collaboration agreements will be renewed upon expiration or not terminated earlier in accordance with its terms. The loss of revenues from any database collaborator could have a material adverse effect on the Company's business, financial condition and results of operations.
     The Company's operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors, including changes in the demand for the Company's products and services, the pricing of database access to database collaborators, the nature, pricing and timing of other products and services provided to the Company's collaborators, changes in the research and development budgets of the Company's collaborators and potential collaborators, capital expenditures, acquisition and licensing costs and other costs related to the expansion of Incyte's operations and the introduction of competitive databases or services. In particular, the Company has a limited ability to control the timing of database installations, there is a lengthy sales cycle required for the Company's database products, the time required to complete custom orders can vary significantly and the Company's increasing investment in external research and development alliances could result in significant quarterly fluctuations in expenses due to the payment of milestones, license fees or research payments. The Company's investments in joint ventures and businesses may require the Company to record losses or expenses related to its proportionate ownership interest in such entities, the acquisition of in-process technologies, or the impairment in the value of the securities underlying such investments. In addition, the need for continued investment in development of the Company's databases and related products and services and for extensive ongoing collaborator support capabilities results in significant fixed expenses. If revenue in a particular period does not meet expectations, the Company may not be able to adjust significantly its level of expenditures in such period, which would have an adverse effect on the Company's operating results. The Company believes that quarterly comparisons of its financial results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

     In July 1996, the Company issued Common Stock in exchange for all of the outstanding shares of Genome Systems, Inc. ("Genome Systems"), a genomics service company located in St. Louis, Missouri. The transaction has been accounted for as a pooling of interests, and the consolidated financial statements discussed herein and all historical financial information have been restated to reflect the combined operations of both companies. In August 1996, the Company acquired for stock Combion, Inc. ("Combion"), a microarray technology company located in Pasadena, California. The acquisition of Combion has been accounted for as a purchase, and the consolidated financial statements discussed herein include the results of Combion from the date of acquisition, August 15, 1996, forward. In September 1997, the Company formed a joint venture, diaDexus, LLC ("diaDexus"), with SmithKline Beecham Corporation ("SB") which will utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company and SB each hold a 50 percent equity interest in diaDexus. The investment is accounted for under the equity method and the Company will record its share of diaDexus' earnings and losses in its statement of operations. As of September 30, 1997, no earnings or losses have been incurred by diaDexus and, therefore, no earnings or losses for diaDexus have been recorded in the Company's statement of operations.


RESULTS  OF  OPERATIONS

     Revenues for the three and nine months ended September 30, 1997 increased to $22.7 million and $61.7 million, respectively, compared to $12.9 million and $27.6 million for the corresponding periods in 1996. Revenues resulted primarily from database access fees and, to a much lesser extent, from genomic screening products and services and custom satellite database services. The increase in revenues was predominantly driven by an increase in the number of database collaboration agreements.
     Total costs and expenses for the three and nine months ended September 30, 1997 increased to $20.7 million and $57.7 million, respectively, compared to $16.8 million and $36.4 million for the corresponding periods in 1996. Total costs and expenses for the three and nine month periods ended September 30, 1996 included a one-time charge of $3.2 million for the purchase of in-process research and development relating to the acquisition of Combion. Total costs and expenses are expected to increase in the foreseeable future due to continued investment in new product development and data production, obligations under existing and future research and development alliances, and increased investment in marketing, sales and customer services. However, if the Company does not obtain additional collaborators in a timely manner or if the Company's database collaborators do not renew their collaboration agreement at the end of their applicable terms, the Company may not be able to adjust significantly its level of expenditures in any period, which would have an adverse effect on the Company's operating results.
     Research and development expenses for the three and nine months ended September 30, 1997 increased to $17.5 million and $49.0 million, respectively, compared to $11.9 million and $29.0 million for the corresponding periods in 1996. The increase in research and development expenses resulted primarily from an increase in bioinformatics and software development efforts, the continued and expanded operations relating to the acquisition of Combion and Genome Systems, license and milestone payments under research and development alliances, and increased costs related to intellectual property protection. The Company expects research and development spending to increase over the next few years as the Company continues to pursue the development of new database products and services, invest in new technologies, broaden its gene sequence production operations and invest in the continued protection of its intellectual property.
     Selling, general and administrative expenses for the three and nine months ended September 30, 1997 increased to $3.3 million and $8.7 million, respectively, compared to $1.7 million and $4.3 million for the corresponding periods in 1996. The increase in selling, general and administrative expenses resulted primarily from the growth in marketing, sales and customer support and corporate administration. The Company expects that selling, general and administrative expenses will increase throughout 1997 due to continued growth in marketing, sales and customer support, as well as expanding operations.
     Interest and other income, net for the three and nine months ended September 30, 1997 increased to $1.3 million and $2.3 million, respectively, from $0.6 million and $1.8 million for the corresponding periods in 1996 primarily as a result of increased interest income from higher average combined cash, cash equivalent and marketable securities balances.
     The estimated effective annual income tax rate for the third quarter of 1997 is 5%, which represents the provision for federal and state alternative minimum taxes after utilization of net operating loss carryforwards. No provisions have been recorded prior to the 1997 fiscal year as the Company incurred annual net operating losses.


LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 1997, the Company had $116.3 million in cash, cash equivalents and marketable securities, compared to $38.3 million as of December 31, 1996. For the nine month period ended September 30, 1997, cash provided by financing activities was partially offset by capital expenditures, consisting primarily of purchases of data-processing-related computer
hardware,    laboratory  equipment  and  facilities  improvements,  as well as
investments  in    research  and  development  alliances.    The  Company  has
classified all of its marketable securities as short-term, as the Company may not hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with
the primary objectives of the Company's investment policy:   liquidity, safety
of  principal  and  diversity  of  investments.
     Net  cash provided by operating activities was $17.2 million for the nine
months  ended    September  30,  1997,  as  compared  to  net cash provided by operating  activities of $23.1 million for the nine months ended September 30,
1996.    The  decrease  in  net cash provided by operating activities resulted primarily from the increase in accounts receivable and decrease in the change in deferred revenue partially offset by the change from net loss to net income
in  1997  and  increased  depreciation  and  amortization  expense.   Net cash
generated by operating activities may in the future fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators.
     The  Company's  investing  activities,  other  than  purchases, sales and
maturities  of   marketable securities, have consisted of capital expenditures and long-term investments in research and development alliances. Capital expenditures for the nine months ended September 30, 1997 increased to $16.3 million from $15.2 million for the nine months ended September 30, 1996. Long-term investments in companies with which the Company has research and development alliances increased to $8.5 million for the nine months ended September 30, 1997 from $0.3 million for the nine months ended September 30,
1996.    In  addition,  $6.0  million
held in an escrow account was catagorized as restricted cash due to diaDexus pursuant the joint venture agreement with SB. Net cash used by investing activities may in the future fluctuate significantly from quarter to quarter due to the timing of strategic equity investments, capital purchases and maturity/sales and purchases of marketable securities.
     Net cash provided by financing activities was $89.8 million and $1.2 million for the nine months ended September 30, 1997 and 1996, respectively. The increase was primarily due to proceeds from the follow-on public stock offering in August 1997.
     The  Company  expects  its cash requirements to increase  through  1998 as it increases its investment in data-processing-related computer hardware in order to support its existing and new database products, continues to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions, and addresses its needs for larger facilities and/or improvements in existing facilities. The Company expects to continue to fund future operations with revenues from genomic database products and services in addition to using its current cash, cash equivalents and marketable securities.
     Based upon its current plans, the Company believes that its existing resources and anticipated cash flows from operations will be adequate to satisfy its capital needs at least through 1998. However, the Company can offer no assurance that the Company will be able to obtain additional collaborators or retain existing collaborators for the Company's databases  or  that such database  products and services will produce revenues, which together with the Company's cash, cash equivalents and marketable securities, will be adequate to fund the Company's cash requirements. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and genomic products and services; the Company's research and development activities, including expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure that the Company's sequencing operation remains competitive; and
costs  associated  with  the  integration of new operations assumed  through
mergers  and  acquisitions.   There can be no assurance that additional
funding, if necessary, will be available on favorable terms, if at all.
     In October 1997, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend paid on November 7, 1997 to holders of record on October 17, 1997. As a result, the number of shares of Common Stock reserved for issuance under the 1991 Stock Plan, the Non-Employee Directors' Stock Option Plan and the 1997 Employee Stock Purchase Plan increased from 2,400,000 to 4,800,000, from 200,000 to 400,000 and from 200,000 to 400,000, respectively, on such payment date. All share and per share data have been adjusted retroactively to reflect the split.

PART  II:      OTHER  INFORMATION



ITEM  1  Legal  Proceedings

         Not  Applicable

ITEM  2  Changes  in  Securities

         None

ITEM  3  Defaults  upon  Senior  Securities

         None

ITEM  4  Submission  of  Matters  to  a  Vote  of  Security  Holders

         None

ITEM  5  Other  Information

         None

ITEM  6  Exhibits  and  Reports  on  Form  8-K.

         a)  Exhibits
             See  Exhibit  Index  on  Page  17

         b)  Reports  on  Form  8-K
             None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  INCYTE PHARMACEUTICALS, INC.



Date:  November 12, 1997                By:  /s/Roy  A.  Whitfield
                                             --------------------------------
                                             Roy A. Whitfield
                                             Chief Executive Officer


Date:  November 12, 1997                By:  /s/Denise M. Gilbert
                                             --------------------------------
                                             Denise M. Gilbert
                                             Executive Vice President and
                                                 Chief Financial Officer

                         INCYTE PHARMACEUTICALS, INC.

                                 EXHIBIT INDEX






    NO.    EXHIBIT                                                       PAGE
    -----  ----------------------------------------------------          -----


    10.18   Master Strategic Relationship Agreement dated as of
            September 2, 1997 between SmithKline Beecham Corporation,
            Incyte Pharmaceuticals, Inc. and diaDexus, LLC. +*

    11.1    Statement Re: Computation of Earnings (Loss) Per Share. . . . 18

    27      Financial Data Schedule. . . . . . . . . . . . . . . . . . . .19








_____________
+ Confidential treatment has been requested with respect to certain portions of this Agreement.
*   To  be  filed  by  amendment.