Form 10-Q/A
period 1997-09-30
INCYTE PHARMACEUTICALS INC
filed 1998-01-14
CIK 879169

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A


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







PART II: OTHER INFORMATION
-----------------------------------------------------------------------------------

ITEM 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . .     3

             Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

             Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

PART  II:      OTHER  INFORMATION




ITEM  6  Exhibits  and  Reports  on  Form  8-K.

         a)  Exhibits
             See  Exhibit  Index  on  Page  5

         b)  Reports  on  Form  8-K
             None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  INCYTE PHARMACEUTICALS, INC.



Date:  January 13, 1998                 By:  /s/Roy  A.  Whitfield
                                             --------------------------------
                                             Roy A. Whitfield
                                             Chief Executive Officer


Date:  January 13, 1998                 By:  /s/Denise M. Gilbert
                                             --------------------------------
                                             Denise M. Gilbert
                                             Executive Vice President and
                                                 Chief Financial Officer

                         INCYTE PHARMACEUTICALS, INC.

                                 EXHIBIT INDEX






    NO.    EXHIBIT                                                       PAGE
    -----  ----------------------------------------------------          -----


    10.18   Master Strategic Relationship Agreement dated as of
            September 2, 1997 between SmithKline Beecham Corporation,
            Incyte Pharmaceuticals, Inc. and diaDexus, LLC. + . .  . . .  6









_____________
+ Confidential treatment has been requested with respect to certain portions of this Agreement.

                                                               EXHIBIT 10.18

CONFIDENTIAL TREATMENT REQUESTED. CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN REDACTED AND HAVE BEEN SEPARATELY FILED WITH THE COMMISSION.




                    MASTER STRATEGIC RELATIONSHIP AGREEMENT
                                  dated as of
                               September 2, 1997
                                    between

                        SMITHKLINE BEECHAM CORPORATION,
                         INCYTE PHARMACEUTICALS, INC.
                                      and
                                 DIADEXUS, LLC




                               TABLE OF CONTENTS
                               -----------------

ARTICLE 1.   CERTAIN DEFINITIONS.................................1

1.1.  Certain Definitions........................................1

ARTICLE 2.   THE TRANSACTIONS....................................7

2.1.  Formation of LLC, Etc......................................7
2.2.  Excluded Liabilities.......................................8

ARTICLE 3.   TRANSITIONAL MATTERS

3.1.  Certain Tax Matters........................................8
3.2.  Exemption Certificate......................................8

ARTICLE 4.   REPRESENTATIONS AND WARRANTIES OF INCYTE............8

4.1.  Corporate Organization and Authority.......................8
4.2.  No Conflict................................................9
4.3.  Approvals and Consents.....................................9
4.4.  Litigation.................................................9
4.5.  Broker's and Finder's Fees.................................9
4.6.  Full Disclosure............................................9

ARTICLE 5.   REPRESENTATIONS AND WARRANTIES OF SB...............10

5.1.  Corporate Organization and Authority......................10
5.2.  No Conflict...............................................10
5.3.  Approvals and Consents....................................10
5.4.  Title to Assets...........................................11
5.5.  Litigation................................................11
5.6.  Compliance with Applicable Laws...........................11
5.7.  SB Employees..............................................11
5.8.  Broker's and Finder's Fees................................11
5.9.  Full Disclosure...........................................11

ARTICLE 6.   COVENANTS OF THE PARTIES...........................12

6.1.  Additional Cash Contributions.............................12
6.2.  Merger of the LLC into C Corporation......................12
6.3.  Coordination of Financial Reporting.......................14
6.4.  Additional Financing......................................15

ARTICLE 7.   EMPLOYEES AND EMPLOYEE BENEFITS....................15

7.1.  Offers of Employment......................................15
7.2.  Benefits..................................................15

7.3.  Severance Pay.............................................15
7.4.  Relocation Expenses.......................................16
7.5.  Wages, Benefits, Etc......................................16
7.6.  Payment of Claims.........................................16
7.7.  Secondment of Employees...................................16
7.8.  Continuing Employees......................................17

ARTICLE 8.   CLOSING PROCEDURE..................................17

8.1.  Closing Date and Place....................................17

ARTICLE 9.   INDEMNIFICATION....................................17

9.1.  Indemnification...........................................17
9.2.  Procedure for Indemnification.............................19

ARTICLE 10.  MISCELLANEOUS......................................20

10.1. Survival..................................................20
10.2. No Commitments............................................21
10.3. Assignments...............................................21
10.4. Confidentiality...........................................22
10.5. Intentionally Omitted.....................................23
10.6. Observance of Separate Entity Formalities.................23
10.7. Certain Dissolution Matters...............................24
10.8. Further Actions...........................................25
10.9. No Trademark Rights.......................................25
10.10.Entire Agreement of the Parties; Amendments...............25
10.11.Severability..............................................25
10.12.Captions..................................................25
10.13.Applicable Law............................................26
10.14.Disclaimer................................................26
10.15.Notices and Deliveries....................................26
10.16.Counterparts..............................................27
10.17.Construction of Agreement.................................27
10.18.Expenses..................................................28
10.19.Force Majeure.............................................28
10.20.Affiliate Performance.....................................28
10.21.Dispute Resolution........................................28
10.22.Relationship Between Parties..............................29
10.23.Third Party Beneficiaries.................................29
10.24.Certain Transfer Matters..................................29

                    MASTER STRATEGIC RELATIONSHIP AGREEMENT
                    ---------------------------------------

     THIS MASTER STRATEGIC RELATIONSHIP AGREEMENT (the "Agreement"), dated as of September 2, 1997, among SMITHKLINE BEECHAM CORPORATION, a Pennsylvania corporation ("SB"), INCYTE PHARMACEUTICALS, INC., a Delaware corporation
("Incyte"),  and  DIADEXUS,  LLC,  a  Delaware  limited liability company (the
"LLC").

                                    RECITALS

     A. SB is a Pennsylvania corporation with a principal place of business located at 709 Swedeland Road, King of Prussia, Pennsylvania.

     B. Incyte is a Delaware corporation with a principal place of business located at 3174 Porter Drive, Palo Alto, California.

     C. Incyte and SB wish to form a limited liability company under the laws of the State of Delaware (the "LLC"), the sole initial members of which will be SB and Incyte. Incyte and SB will contribute certain cash and assets and will agree to manage the operations of the LLC on the terms and conditions hereinafter provided and as set forth in the LLC Operating Agreement.

     NOW, THEREFORE, in consideration of their mutual promises and obligations and intending to be legally bound hereby, the parties agree as follows:

                                   ARTICLE 1.
                                   ----------
                               CERTAIN DEFINITIONS
                               -------------------

     1.1.   CERTAIN  DEFINITIONS.
     ----------------------------
     As used in this Agreement, the terms below shall have the meanings set forth.

     "Agreement" means this Master Strategic Relationship Agreement, including all Schedules hereto, as modified, amended or extended in accordance with the terms hereof from time to time.

     "agreement" shall mean with respect to any Person any contract, agreement, arrangement, commitment, covenant, lease, license, note, bond, indenture, mortgage, deed of trust, lien, instrument or other understanding, whether written or oral, to which such Person is a party or by which its properties or assets may be subject or affected or under which it or its business, properties or assets receive benefits.

     "Applicable Law" means any statute, law, enactment, ordinance, common law, rule or regulation of any Governmental Authority and any judgment, decree, injunction, mandate, administrative or executive order or other order (whether temporary, preliminary or permanent) entered or imposed by a Governmental Authority that is applicable to Incyte, SB, the LLC or any Incyte Affiliate, SB Affiliate or LLC Affiliate, as the case may be.

     "Bankruptcy" shall mean with respect to any Person (A) the entry by a court having jurisdiction in the premises of (i) a decree or order for relief in respect of such Person in an involuntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law or (ii) a decree or order adjudging such Person a bankrupt or insolvent, or approving as properly filed a petition seeking reorganization, arrangement, adjustment or composition of or in respect of such Person under any Applicable Law, or appointing a custodian, receiver, liquidator, assignee, trustee, sequestrator or other similar official of such Person or of any substantial part of such Person's property, or ordering the winding up or liquidation of the affairs of such Person and the continuance of any such decree or order for relief or any such other decree or order unstayed and in effect for a period of 90 consecutive days or (B) the commencement by such Person of a voluntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law or of any other case or proceeding to be adjudicated a bankrupt or insolvent, or the consent by such Person to the entry of a decree or order for relief in respect of such Person in an involuntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law or to the commencement of any bankruptcy or insolvency case or proceeding against it, or the filing by such Person of a petition or answer or consent seeking reorganization or relief under any Applicable Law, or the consent by such Person to the filing of such petition or to the appointment of or taking possession by a custodian, receiver, liquidator, assignee, trustee, sequestrator or similar official of such Person or of any substantial part of such Person's property, or the making by such Person of an assignment for the benefit of creditors, or the admission by such Party in writing of its inability to pay its debts generally as they become due, or the taking of corporate or other action by such Person in furtherance of any such action.

     "Business" means the business of discovering, developing, manufacturing and marketing molecular diagnostic Tests (as defined in the IP Agreements), and doing all things necessary or related to these purposes as may be determined from time to time by the LLC in accordance with the LLC Operating Agreement.

     "Business Day" means any day other than Saturday, Sunday or a day on which banking institutions in San Francisco, California and New York, New York are required or authorized to be closed.

     "Change of Control" means with respect to either Incyte or SB the occurrence of any of the following events:

     (a) all or substantially all of the assets of the Incyte or SB, as the case may be, are sold, leased, exchanged or otherwise transferred to any other Person or group of Persons acting in concert as a partnership or other group (a "Group of Persons") other than an affiliate of Incyte or SB;

     (b) the Ultimate Parent Company of Incyte or SB, as the case may be, is merged or consolidated with or into another entity with the effect that the existing equity holders hold less than 50% of the combined voting power of the then outstanding securities ordinarily (and apart from rights arising under special circumstances) having the right to vote in the election of directors (or in the election of persons serving in a similar capacity) of the surviving entity of such merger or the entity resulting from such consolidation;

     (c) a change in the composition of the board of directors of the Ultimate Parent Company of Incyte or SB, as the case may be, as a result of which during any period of two consecutive years, individuals who at the beginning of such period constitute such Ultimate Parent Company's Board of Directors(together with any new director whose election by such Ultimate Parent Company's Board of Directors or whose nomination for election by such Ultimate Parent Company's stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the directors in office at the end of such period;

     (d) a Person or Group of Persons shall, as a result of a tender or exchange offer, open market purchases, merger, privately negotiated purchases or otherwise, have become, directly or indirectly, the beneficial owner(within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934,as amended) of the securities of the Ultimate Parent Company of Incyte or SB,as the case may be, representing 50% or more of the combined voting power of the then outstanding securities of such Ultimate Parent Company ordinarily(and apart from rights arising under special circumstances) having the right to vote in the election of directors.

     "Closing"  shall  have  the  meaning  set  forth  in  Section  8.1.

     "Code"  means  the  Internal  Revenue  Code  of  1986,  as  amended.

     "Encumbrances" means any claims, charges, liens, mortgages, security interests, pledges, restrictions, rights of first refusal, options, easements, encroachments or other encumbrances.

     "Equipment" means the equipment listed on Schedule 1.1(a), that is owned by SB, and which the parties have agreed shall be contributed to the LLC and used in conducting the Business. All items of the Equipment have as of the date hereof the book value indicated on such Schedule and shall
be contributed to the  LLC.    Title for such Equipment shall pass to the LLC
on the date of the formation of the LLC and SB shall bear the cost of shipping such Equipment to the LLC's facilities in California and the risk of loss until delivery of such Equipment at the LLC's facilities in California.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "Governmental Authority" means the government of the United States, United Kingdom or other foreign nation or any state or political subdivision of any of the foregoing and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

     "Governmental Consents" means, with respect to any party, such approvals, permits, authorizations, registrations, waivers or consents of Governmental Authorities as are necessary or appropriate to be obtained by such party in order to permit the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated herein.

     "HSR Act" means the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any rules or regulations promulgated thereunder.

     "Incyte Affiliate": shall mean any corporation, firm, partnership or other entity (other than the LLC), whether de jure or de facto, which directly or indirectly owns, is owned by or is under common ownership with Incyte to the extent of at least fifty percent (50%) of the equity (or such lesser percentage which is the maximum allowed to be owned by a foreign corporation in a particular jurisdiction) having the power to vote on or direct the affairs of the entity, and any person, firm, partnership, corporation or other entity actually controlled by, controlling or under common control with Incyte.

     "Incyte's knowledge" or other similar phrases means to the actual knowledge, after reasonable investigation, of Incyte's officers who have had substantive responsibilities with respect to the matter described.

     "Indemnified  Party"  shall  have  the  meaning  set  forth  in  Section
9.2.

     "Indemnitor"  shall  have  the  meaning  as  set  forth  in  Section  9.2.

     "Intercompany Services Agreement" shall mean that certain Intercompany Services Agreement referred to in Section 2.1, as the same may be amended from time to time.

     "Interests"  shall have the meaning as defined in the LLC Operating
Agreement.

     "IP  Agreements"  shall  mean,  collectively  [

                                                                           ]

     "Legal  Proceeding"  means  any  actions,  suits,  claims  or  proceedings.

     "Liabilities" means any debt, obligation, duty or liability of any nature (including any unknown, undisclosed, unmatured, unaccrued, unasserted, contingent, implied, derivative or secondary liability).

     "LLC Affiliate" shall mean any corporation, firm, partnership, or other legal entity, which is directly or indirectly owned or under common ownership by the LLC to the extent of which the common stock or other equity ownership thereof is one hundred percent (100%) owned by the LLC; provided however, that where local laws require a minimum percentage of local ownership, the status of the LLC Affiliate will be established if the LLC directly or indirectly owns or controls one hundred percent (100%) of the maximum ownership percentage that may, under such local laws, be owned or controlled by foreign interests.

     "LLC Operating Agreement" means that certain Operating Agreement for DiaDexus, LLC, entered into among Incyte, SB and the other parties thereto as of the date hereof, as the same may be amended from time to time.

     "LLC Option Plan" means the Incentive Plan to be adopted by the LLC.

     "Losses" means all assessments, losses, damages, costs, expenses, liabilities, judgments, awards, fines, sanctions, penalties, charges, and amounts paid in settlement including reasonable costs, fees and expenses of attorneys, experts, accountants, appraisers, consultants, witnesses, investigators and any other agents and shall include all such costs, fees and expenses incurred by an Indemnified Party in successfully enforcing its right to indemnification hereunder.

     "Material Adverse Effect" means a material adverse effect on the business, financial condition, results of operations or prospects of the Business or the LLC.

     "Person" means any individual, partnership, joint venture, corporation, trust or unincorporated organization, any other business entity and any Governmental Authority.

     "Related  Agreements"  shall  mean  the  LLC  Operating  Agreement,  the
IP Agreements, the Intercompany Services Agreement and all other written agreements entered into in connection with the transactions contemplated by this Agreement, as the same may be amended from time to time.

     "Reporting  Entity"  shall  have  the  meaning  set  forth  in  Section
6.3.

     "SB Affiliate" shall mean any corporation, firm, partnership or other entity(other than the LLC), whether de jure or de facto, which directly or indirectly owns, is owned by or is under common ownership with SB to the extent of at least fifty percent (50%) of the equity (or such lesser percentage which is the maximum allowed to be owned by a foreign corporation in a particular jurisdiction) having the power to vote on or direct the affairs of the entity, and any person, firm, partnership, corporation or other entity actually controlled by, controlling or under common control with SB.

     "SB Employees" means the individuals who are full-time employees of SB who are listed with their respective titles on Schedule 1.1(b), each of whom shall be offered full-time employment with the LLC in accordance with Article 7 hereof.

     "SB's knowledge" or other similar phrases means to the actual knowledge, after reasonable investigation, of SB's officers who have had substantive responsibilities with respect to the matter described.

     "Taxes" means taxes, duties, levies and other assessments imposed by any Governmental Authority or by any other tax authority, including income, gross receipts, net proceeds, ad valorem, turnover, real and personal property (tangible and intangible), sales, use, franchise, excise, value added, stamp, leasing, lease, user, transfer, fuel, excess profits, occupational and interest equalization, windfall profits, severance and employees' income withholding and Social Security taxes, including all applicable penalties and interest.

     "Tax Return" means any report, return, document or other information required to be filed with or supplied to a tax authority in connection with Taxes.

     "Transferring Employees" means those of the SB Employees that accept employment with the LLC.

     "Ultimate Parent Company" shall mean with respect to Incyte or SB, that entity that has beneficial ownership (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of voting securities representing 50% or more of the combined voting power of the then outstanding securities having the right generally to vote in the election of directors (apart from rights to vote in the election of directors arising under special circumstances) of Incyte or SB, as the case may be, or if there is no such entity, then Incyte or SB, as the case may be. As of the date of this Agreement, the Ultimate Parent Company for SB is SB plc.

     "Unreimbursed LLC Liability" shall mean a Liability of the LLC that is for any reason paid by either of Incyte, or SB, or any Incyte Affiliate or SB Affiliate, which Liability is not for any reason subsequently reimbursed to the party that has paid it unless and solely to the extent that such Liability is by the terms of this Agreement or any Related Agreement assumed by the paying party.

                                   ARTICLE 2.
                                   ----------
                                THE TRANSACTIONS
                                ----------------

     2.1.   FORMATION  OF  LLC,  ETC.
     --------------------------------
     Subject to the terms and conditions set forth in this Agreement, at the Closing, the following actions shall be taken concurrently with the execution of this Agreement with respect to the formation of the LLC:

     (a) Incyte and SB shall execute and deliver the LLC Operating Agreement with such changes as each of them shall agree are consistent with the terms of this Agreement and file all such certificates and filings as may be required to be filed with the Secretary of State for the State of Delaware. SB and Incyte shall receive[
                          ],  respectively,  of  the LLC upon its formation in
consideration for which they shall each make their respective contributions to the LLC contemplated by this Section 2.1 and by Sections 6.1(a) and 6.1(b);

     (b) Incyte shall make an initial contribution to the LLC [             ];

     (c) SB shall make an initial contribution to the LLC [                 ];

     (d) Incyte and SB shall deposit the full amount of additional cash contributions required by Sections 6.1(a) and (b) into separate escrow accounts pursuant to Section 6.1(d);

     (e) the LLC, SB and Incyte shall execute and deliver those of the IP Agreements to which each of them is a party with such changes as each of the applicable parties shall agree are consistent with the terms of this Agreement;

     (f) the LLC, SB and Incyte shall execute and deliver an Intercompany Services Agreement (the "Intercompany Services Agreement") (which agreement among other things entitles Incyte and SB to receive payment for providing certain services that may be performed by each of them from time to time for the benefit of the LLC with respect to tax, accounting and other specified operational matters for which the LLC requests support from time to time), with such changes as SB and Incyte shall agree are consistent with the terms of this Agreement; and

     (g) the LLC, SB and Incyte shall execute and deliver a copy of this Agreement.

     2.2.   EXCLUDED  LIABILITIES.
     -----------------------------
     The LLC shall not be deemed to have assumed or be responsible for, and shall not assume or be responsible for, any Liabilities of SB, any SB Affiliates, Incyte or any Incyte Affiliates.


                                   ARTICLE 3.
                                   ----------
                              TRANSITIONAL MATTERS
                              --------------------
     3.1.   CERTAIN  TAX  MATTERS.
     -----------------------------
     After the Closing, SB, Incyte and the LLC will provide any and all information reasonably required by the other parties for the purpose of fulfilling the other parties' foreign, federal and state tax reporting obligations with respect to the Equipment or with respect to any other pertinent tax matter (whether for the periods before or after the Closing) for which any other party may reasonably require such information.

     3.2.   EXEMPTION  CERTIFICATE.
     ------------------------------
     In connection with the contribution of the Equipment to the LLC, the LLC shall provide to SB a completed Pennsylvania Exemption Certificate, Form REV-1220AS, evidencing its eligibility to make tax-free purchases of machines, equipment, parts, and supplies used or consumed directly in manufacturing or processing operations.


                                     ARTICLE 4.
                                     ----------
                       REPRESENTATIONS AND WARRANTIES OF INCYTE
                       ----------------------------------------
     Incyte  hereby  represents  and  warrants  to  SB  that:

     4.1.   CORPORATE  ORGANIZATION  AND  AUTHORITY.
     -----------------------------------------------
     (a) Incyte is a corporation, duly organized, validly existing and in good standing under the laws of the State of Delaware. Incyte is qualified to do business and is in good standing under the laws of the State of California.

     (b) Subject to obtaining any Governmental Consents required to be obtained by Incyte, Incyte has the right, power and authority and has taken all action necessary in order to execute, deliver and perform its obligations under this Agreement and the LLC Operating Agreement and to consummate the transactions
contemplated  hereby  and  thereby.    This  Agreement  and  the LLC Operating
Agreement are legal, valid and binding agreements of Incyte, enforceable against Incyte in accordance with their respective terms, except as limited by bankruptcy, insolvency, reorganization, fraudulent transfer, moratorium and similar laws affecting the rights of creditors generally and by the availability of equitable remedies.

     4.2.   NO  CONFLICT.
     --------------------
     The execution, delivery and performance of this Agreement and the LLC Operating Agreement by Incyte does not, and the consummation of the transactions contemplated hereby and thereby will not (i) violate, conflict with or result in a breach of any provision of its Certificate of Incorporation or Bylaws or (ii) conflict with, violate or constitute a breach or contravention of, or default under, any Applicable Law to which Incyte is subject or (iii) conflict with, violate or constitute a breach of, or default under, or otherwise give rise to any right of termination, cancellation or acceleration on the part of, or otherwise require the consent of any Person under, any agreement or instrument to which Incyte is subject or is a party or
by  which  Incyte    is  otherwise  bound.

     4.3.   APPROVALS  AND  CONSENTS.
     -------------------------------
     Except to the extent that filings may be required under the HSR Act in connection with any merger of the LLC contemplated under Section 6.2, there are no Governmental Consents required to be obtained by Incyte from any other Person in connection with the execution, delivery and performance of this Agreement or the LLC Operating Agreement by Incyte and the consummation by Incyte of the transactions contemplated hereby and thereby other than Governmental Consents which have been previously obtained. Neither Incyte nor any of the Incyte Affiliates has received any indication from any federal, state or other governmental agency that such agency would refuse to grant or issue any Governmental Consent required to be obtained by SB, Incyte or any Incyte Affiliates or SB Affiliates in connection with the transactions contemplated by this Agreement and the LLC Operating Agreement.

     4.4.   LITIGATION.
     -----------------
     There are no Legal Proceedings pending or, to Incyte's knowledge, threatened, or, to Incyte's knowledge, any investigations pending or threatened, against or involving Incyte (i) relating to the formation of the LLC, or (ii) that challenge, or that may have the effect of preventing, delaying, making illegal, or otherwise interfering with, any of the transactions contemplated by this Agreement or the LLC Operating Agreement.

     4.5.   BROKER'S  AND  FINDER'S  FEES.
     ------------------------------------
     Neither Incyte nor any of the Incyte Affiliates, nor anyone acting on its behalf has paid or become obligated to pay any fee or commission to any broker, finder, intermediary, financial advisor or other Person (other than legal and accounting advisors) in connection with the transactions contemplated hereby, and no Person or entity is entitled to receive from any of them any such fee or commission which SB or any of the SB Affiliates would become obligated to pay.

     4.6.   FULL  DISCLOSURE.
     -----------------------
     No representation or warranty by Incyte in this Agreement, in any Related Agreement, any Schedule hereto or thereto, or any statement, list or certificate furnished or to be furnished by

Incyte pursuant to this Agreementor any Related Agreement as of the date hereof (i) is materially inaccurate,or (ii) contains any untrue statement of material fact, or (iii) omits to state a material fact required to be stated therein or necessary to make the statements contained therein not misleading in light of the circumstances in which made.


                                     ARTICLE 5.
                                     ----------
                        REPRESENTATIONS AND WARRANTIES OF SB
                        ------------------------------------
     SB  hereby  represents  and  warrants  to  Incyte  that:

     5.1.   CORPORATE  ORGANIZATION  AND  AUTHORITY.
     -----------------------------------------------
     (a) SB is a corporation, duly organized, validly existing and in good standing under the laws of the Commonwealth of Pennsylvania. SB has the requisite corporate power and corporate authority to own the Equipment held by it.

     (b) Subject to obtaining any Governmental Consents required to be obtained by SB, SB has the requisite right, power and authority and has taken all action necessary in order to execute, deliver and perform this Agreement and the LLC Operating Agreement and to consummate the transactions contemplated hereby and thereby. This Agreement and the LLC Operating Agreement are legal, valid and binding agreements of SB enforceable against SB in accordance with their respective terms, except as limited by bankruptcy, insolvency, reorganization, fraudulent transfer, moratorium and similar laws affecting creditors generally and by the availability of equitable remedies.

     5.2.   NO  CONFLICT.
     --------------------
     The execution, delivery and performance of this Agreement and the LLC Operating Agreement by SB does not, and the consummation of the transactions contemplated hereby and thereby will not, (i) violate, conflict with or result in a breach of any provision of SB's Articles of Incorporation or Bylaws, (ii) conflict with, violate or constitute a breach or contravention of, or default under, any Applicable Law to which SB or any of the Equipment is subject, or
(iii) conflict with, violate or constitute a breach of, or default under, or otherwise give rise to any right of termination, cancellation or acceleration of, or otherwise require the consent of any Person under, any agreement or instrument to which SB or any of the Equipment is subject or is a party or by which SB or any of the Equipment is otherwise bound.

     5.3.   APPROVALS  AND  CONSENTS.
     --------------------------------
     Except to the extent that filings may be required under the HSR Act in connection with any merger of the LLC contemplated under Section 6.2, there are no Governmental Consents required to be obtained by SB from any other Person in connection with the execution, delivery and performance of this Agreement and the LLC Operating Agreement by SB and the consummation by SB of the transactions contemplated hereby and thereby other than

Governmental Consents which have been previously obtained. Neither SB nor any of the SB Affiliates has received any indication from any federal, state or other governmental agency that such agency would refuse to grant or issue any Governmental Consent required to be obtained by SB, Incyte or any Incyte Affiliates or SB Affiliates in connection with the transactions contemplated by this Agreement and the LLC Operating Agreement.

     5.4.   TITLE  TO  ASSETS.
     ------------------------
     SB has and shall transfer to the LLC good and marketable title to the Equipment free and clear of all Encumbrances.

     5.5.   LITIGATION.
     -----------------
     There are no Legal Proceedings pending or, to SB's knowledge, threatened, or, to SB's knowledge, any investigations pending or threatened, against or involving SB, (i) relating to the formation of the LLC or the Equipment, or
(ii) that challenge, or that may have the effect of preventing, delaying, making illegal, or otherwise interfering with, any of the transactions contemplated by this Agreement or the LLC Operating Agreement.

     5.6.   COMPLIANCE  WITH  APPLICABLE  LAWS.
     -----------------------------------------
     SB is in compliance with all Applicable Laws relating to each of the Equipment, except for failures to comply which individually or in the aggregate would not reasonably be expected to have a Material Adverse Effect.

     5.7.   SB  EMPLOYEES.
     --------------------
     Schedule 1.1(b) contains a true and complete list of each of the SB Employees, together with the job title of each such SB Employee.

     5.8.   BROKER'S  AND  FINDER'S  FEES.
     ------------------------------------
     Neither SB nor any of the SB Affiliates, nor anyone acting on their behalf, has paid or become obligated to pay any fee or commission to any broker, finder, intermediary, financial advisor or other Person (other than legal and accounting advisors) in connection with the transactions contemplated hereby and no Person or entity is entitled to receive from any of them any such fee or commission which Incyte or any of the Incyte Affiliates would become obligated to pay.

     5.9.   FULL  DISCLOSURE.
     -----------------------
     No representation or warranty by SB in this Agreement, in any Related Agreement, any Schedule hereto or thereto, or any statement, list or certificate furnished or to be furnished by SB pursuant to this Agreement or any Related Agreement as of the date hereof (i) is materially inaccurate, or
(ii) contains any untrue statement of material fact, or (iii) omits to state a material fact required to be stated therein or necessary to make the statements contained therein not misleading in light of the circumstances in which made.

                                     ARTICLE 6.
                                     ----------
                              COVENANTS OF THE PARTIES
                              ------------------------
     6.1.   ADDITIONAL  CASH  CONTRIBUTIONS.
     ---------------------------------------
     (a) SB  Additional  Contributions.

          (i)    [                                                    ].

          (ii)   [                                                    ].

     (b)  Incyte  Additional  Contributions.

          (i)    [                                                    ].

          (ii)   [                                                    ].

     (c)  [
                                                           ].

     (d) Escrow of Funds or Security for Payment. Upon formation of the LLC, all of the cash contribution payments set forth in Sections 6.1(a) and (b) shall be deposited into separate escrow accounts on terms satisfactory to each of Incyte and SB that provide for the unconditional release of such funds to the LLC on the dates specified above unless the parties shall otherwise agree. All funds in each escrow account shall be segregated and interest earned on any funds so deposited shall be for the account of, and shall be returned to, whichever of Incyte or SB deposited the funds earning such interest. Upon any termination of contribution obligations pursuant to Section 6.1(c), all remaining funds in each escrow account together with applicable interest shall be returned to the contributing party with respect to such escrow account.

     6.2.   MERGER  OF  THE  LLC  INTO  C  CORPORATION.
     -------------------------------------------------
     (a) Timing.   The LLC shall merge into a "C" corporation (the "C
Corporation")  upon  the earliest to occur of the following:  [

                                                    ]; or (iii) at such other
time as Incyte and SB may agree; provided that such merger in the case of (ii)
above  shall  not  be  required  until  [               ] unless SB and Incyte
otherwise agree. In any such case such merger shall be accomplished by means of the following unless otherwise agreed by SB and Incyte:

          (i) The parties shall incorporate the C Corporation pursuant to the laws of the State of Delaware, by adopting a Certificate of Incorporation substantially in the form attached hereto as Part I of Schedule 6.2(a) and Bylaws substantially in the form attached as Part II of Schedule 6.2(a).

          (ii) The C Corporation, Incyte and SB shall execute an Investors' Rights Agreement substantially in the form attached hereto as Part III of Schedule 6.2(a).

          (iii) Upon such merger, the C Corporation shall issue to SB (A) a number of shares of its Series A Preferred Stock equal to the number of Series A Preferred Units (as defined in the LLC Operating Agreement) held by SB and (B) 100 shares of its Common Stock as consideration for SB's Interests in the LLC.

          (iv) Upon such merger, the C Corporation shall issue to Incyte (A) a number of shares of its Series B Preferred Stock equal to the number of Series B Preferred Units (as defined in the LLC Operating Agreement) held by Incyte and (B) 100 shares of its Common Stock as consideration for Incyte's Interests in the LLC.

          (v) Pursuant to the merger, the C Corporation shall issue replacement options to the employees of the LLC who hold options pursuant to the LLC Option Plan (the "LLC Options"). Such replacement options shall entitle the holder thereof to acquire shares of the C Corporation's Common Stock pursuant to a C Corporation stock option plan to be adopted by the C Corporation at the time of the merger (the "C Corporation Options").
               The C Corporation stock option plan shall have substantially the same provisions (as determined by the Board of Directors of the C Corporation) as the LLC Option Plan and the Corporation) as the LLC Option Plan and the economic terms of the replacement C Corporation Options shall be substantially similar to the economic terms of the LLC
               Options including the exercise
               price of such replacement C Corporation Options and the extent of vesting thereof.

     (b) The terms and conditions contained in Sections 1.1, 2.2, 3.1 and
3.2 and those contained in Articles 4, 5, 6, 7, 9 and 10 (other than Section 10.7(a)) of this Agreement shall survive the merger and shall be applicable to the C Corporation after the merger with references to the LLC in such provisions being thereafter deemed to refer to the C Corporation.


     6.3.   COORDINATION  OF  FINANCIAL  REPORTING.
     ----------------------------------------------
     For so long as either Incyte, SB or any relevant Incyte Affiliate or SB Affiliate reports the LLC's financial results (any such reporting entity, a "Reporting Entity") on a consolidated basis, on an equity basis or otherwise on a basis pursuant to which a portion of the results of operations of the LLC appear in the financial results of operations of a Reporting Entity, then:

     (a) The LLC will have its independent auditors perform annual audits of the LLC financial statements. The independent auditors' annual audit will include a review of the financial information the LLC submits to any Reporting Entity on an annual basis and a statement to any Reporting Entity that they have performed such review, which will include a detail of any and all financial reporting issues noted. The LLC shall use its best efforts to have its independent auditors complete any audit of the LLC's annual financial statements and deliver final financial statements (without notes) to the Reporting Entities within 10 Business Days of the end of the applicable fiscal year and deliver its final audit report complete with notes within 30 Business Days of the end of such fiscal year. The LLC will keep any Reporting Entity informed as to the timing and issues relating to such financial statements on an ongoing basis.

     (b) Without the prior consent of any relevant Reporting Entity, the LLC will not change its fiscal year end.

     (c) The LLC shall provide each Reporting Entity with all financial and other related information reasonably requested by such Reporting Entity and any corresponding auditors or Governmental Authority (including information deemed reasonably necessary by any such entity to any obligations under Applicable Law) on a timetable to be agreed upon and made a part of this Agreement as may be agreed to from time to time by the parties hereto.

     (d) The LLC shall employ an audit firm that is one of the six largest independent auditing firms (based on audit employees) in the United States to perform an annual independent audit of its financial statements; provided that the LLC shall use a firm which is reasonably satisfactory to Incyte and SB.

     (e) Representatives of Incyte or SB may, at the request and expense of Incyte or SB, as the case may be, perform financial reviews of the LLC, on an approximately quarterly basis, at a mutually convenient time at the LLC's executive offices, for the purpose of reviewing the following:

          (i)    bank  reconciliations  and  cash  investments;

          (ii)   payroll  and  employee  benefits;

          (iii)  travel  and  entertainment  expenses;

          (iv)   contracts;  and

          (v) other financial information reasonably requested by Incyte or SB as the case may be.

     6.4.   ADDITIONAL  FINANCING.
     -----------------------------
     The parties agree that it may become necessary for the LLC to obtain third-party financing, which may take the form of an initial public offering. In such event, the parties agree to cooperate in the pursuit of such third-party financing, it being understood that any decision to complete a particular financing shall be made by the parties in their discretion in accordance with the terms of the LLC Operating Agreement.


                                     ARTICLE 7.
                                     ----------
                           EMPLOYEES AND EMPLOYEE BENEFITS
                           -------------------------------
     7.1.   OFFERS  OF  EMPLOYMENT.
     ------------------------------
     Within sixty (60) days after the Closing, designated representatives of the LLC shall have been given the opportunity by SB to interview all of the SB Employees and offers of employment shall be given by the LLC to all of the SB Employees. Offers to the SB Employees shall provide for employment commencing on a date or dates determined by the parties. The LLC will promptly notify each party of acceptance of any such offer by any such SB Employee that becomes a Transferring Employee. SB shall be responsible for advising its Transferring Employees of the details of any offers and for answering any questions relating thereto.

     7.2.   BENEFITS.
     ----------------
     Upon commencement of employment, Transferring Employees shall be eligible to participate in the employee benefit plans and other fringe benefits of the LLC (subject to the terms and conditions of such plans and benefits) on the same basis as such plans and benefits are offered to new employees of the LLC with comparable positions with the LLC. For purposes of this Section 7.2, "employee benefit plans and other fringe benefits" includes, without limitation, qualified retirement plans, retirement and post retirement welfare benefits, health insurance benefits (medical, dental and vision), disability, life and accident insurance, sickness benefits, and vacation as determined by the LLC.

     7.3.   SEVERANCE  PAY.
     ----------------------
     SB shall be responsible for severance pay and similar obligations, if any, that become payable under SB severance policies as the same shall be established from time to time to any SB Employee who is not a Transferring Employee.

     7.4.   RELOCATION  EXPENSES.
     ----------------------------
     SB shall be responsible for any relocation expenses that are offered to Transferring Employees accepting employment with the LLC that are offered to such Transferring Employees.

     7.5.   WAGES,  BENEFITS,  ETC.
     ------------------------------
     (a) SB shall be responsible for timely payment as required by Applicable Law of all wages, salaries, bonuses, if any, vacation benefits, and other compensation and benefits accrued by its Transferring Employees with respect to service completed on or prior to such Transferring Employee's last date of employment by SB.

     (b) To the extent of commitments that are made to Transferring Employees in the LLC's offers of employment, the LLC shall credit such Transferring Employees for their length of service with SB or any SB Affiliates for all purposes under any 401(k) and vacation plans to be provided by the LLC to such Transferring Employees.

     (c) The LLC shall assume liability for severance pay and similar obligations payable to any Transferring Employee who is terminated by the LLC after the date employment commences with the LLC. Such payment shall be made pursuant to the LLC's severance policy and the LLC shall compute severance pay by giving all Transferring Employees full credit for all years of service since their date of last hire with SB.

     7.6.   PAYMENT  OF  CLAIMS.
     ---------------------------
     All medical, dental, vision, health, sick pay, salary continuation and disability claims incurred by Transferring Employees with respect to the period ending on or prior to the last date of employment by SB shall be determined under SB's benefit plans, and the LLC shall not assume liability with respect to such claims. All medical, dental, vision, health, sick pay, salary continuation and disability claims incurred with respect to the period after the Transferring Employee's employment commences with the LLC shall be determined under the LLC's benefit plans and neither SB nor Incyte shall assume liability with respect to such claims (except, in the case of SB, for any claims that may be available under SB's health plan by virtue of Section 4980B of the Code), but only to the extent that such provision makes continuation of SB's health plan applicable to any Transferring Employee after the last date of employment by SB. For all medical, dental, vision, health, sick pay, salary continuation and disability claims incurred with respect to any period of time during which a Transferring Employee is covered under the LLC's benefit plans as well as SB's benefit plans, the LLC's plans shall be primary.

     7.7.   SECONDMENT  OF  EMPLOYEES.
     ---------------------------------
     SB may allow certain SB Employees to commence performing services for the LLC prior to commencement of employment by the LLC. Any such secondment of employees to the LLC by SB shall be on terms and conditions to be agreed by the LLC and SB.

     7.8.   CONTINUING  EMPLOYEES.
     -----------------------------
     Notwithstanding any terms of this Article 7 to the contrary, no Transferring Employees shall be third party beneficiaries of this Article 7 and the LLC shall have the sole right to enforce any terms of this Article 7 against SB and SB shall have the sole right to enforce any terms of this
Article  7  against  the  LLC.


                                     ARTICLE 8.
                                     ----------
                                 CLOSING PROCEDURE
                                 -----------------

     8.1.   CLOSING  DATE  AND  PLACE.
     ---------------------------------
     The closing for the transactions provided for herein (the "Closing") will be held at the offices of Morrison & Foerster llp, 425 Market Street, San Francisco, California concurrently with the execution of this Agreement or at such other location and/or time as the parties may agree.


                                     ARTICLE 9.
                                     ----------
                                  INDEMNIFICATION
                                  ---------------
     9.1.   INDEMNIFICATION.
     -----------------------
     (a) Subject to Section 10.1, Incyte shall indemnify and hold harmless the LLC, SB and each of SB's Affiliates from and against any and all Losses resulting from any claim, demand, action or other proceeding which any of them may suffer, incur or sustain to the extent arising out of or attributable to
(i)  any  material  breach of any representation or warranty made by Incyte in
Article 4 of this Agreement, (ii) any material breach of any agreement to be performed by Incyte pursuant to this Agreement, (iii) any actual or alleged
Liability  of  Incyte  that  relates  to the Business or the LLC (other than a
Liability  or  Loss  for  which SB owes Incyte a duty of indemnification under
Section 9.1(b) or any of the Related Agreements or a Liability that is otherwise the responsibility of SB by the terms of this Agreement or the Related Agreements), for the period on or prior to the Closing and (iv) one-half of any Unreimbursed LLC Liability. No covenant or agreement of Incyte relating to the representations and warranties made by Incyte, or any other disclosure of information by Incyte to SB (including any alleged non-disclosure, incomplete disclosure, inaccurate disclosure, misleading disclosure or other similar problem), shall constitute the basis for a claim by the LLC, SB or any SB Affiliate under any provision of this Agreement (or otherwise) except under Subsection 9.1(a)(i). The foregoing is not intended to limit the covenant obligations of the parties under this Agreement or the remedies available to any party for breach of a covenant so long as, and to the extent that, the claim for breach is not based upon alleged non-disclosure, incomplete disclosure, misleading disclosure, or other similar problems.

     (b) Subject to Section 10.1, SB shall indemnify and hold harmless, the LLC, Incyte and each of Incyte's Affiliates from and against any and all Losses resulting from any claim, demand, action or other proceeding which any of them may suffer, incur or sustain to the extent arising out of or attributable to (i) any material breach of any representation or warranty made by SB in Article 5 of this Agreement, (ii) any material breach of any agreement to be performed by SB pursuant to this Agreement, (iii) any actual or alleged Liability of SB that relates to the Business, the LLC or the Equipment (other than a Liability or Loss for which Incyte owes SB a duty of indemnification under Section 9.1(a) or any of the Related Agreements or a Liability that is otherwise the responsibility of Incyte by the terms of this Agreement or the Related Agreements), for the period on or prior to the Closing, and (iv) one-half of any Unreimbursed LLC Liability. No covenant or agreement of SB relating to the representations and warranties made by SB, or any other disclosure of information by SB to Incyte (including any alleged non-disclosure, incomplete disclosure, inaccurate disclosure, misleading disclosure or other similar problem), shall constitute the basis for a claim by the LLC, Incyte or any Incyte Affiliate under any provision of this Agreement (or otherwise) except under Subsection 9.1(b)(i). The foregoing is not intended to limit the covenant obligations of the parties under this Agreement or the remedies available to any party for breach of a covenant so long as, and to the extent that, the claim for breach is not based upon alleged non-disclosure, incomplete disclosure, misleading disclosure, or other similar problem.

     (c) Subject to Section 10.1, the LLC shall indemnify and hold harmless, each of Incyte, SB and their respective Affiliates from and against any and all Losses resulting from any claim demand, action or other proceeding which any of them may suffer, incur or sustain to the extent arising out of or attributable to (i) any material breach of any representation or warranty made by the LLC, (ii) any material breach of any agreement to be performed by the LLC pursuant to this Agreement, and (iii) any actual or alleged Liability of the LLC (other than a Liability or Loss for which Incyte or SB owes the LLC a duty of indemnification under Section 9.1(a) or Section 9.1(b), respectively, or under any of the Related Agreements or a Liability that is otherwise the responsibility of Incyte or SB, as the case may be, by the terms of this Agreement or the Related Agreements).

     (d) No investigation by an Indemnified Party (defined below) at or prior to the Closing shall relieve any Indemnitor (defined below) of any liability hereunder. The waiver of any condition based on the accuracy of any representation or warranty, or based upon the performance of or compliance with any covenant or obligation, will exclude the right to indemnification, reimbursement or other remedy based upon such representation, warranty, covenant and obligation (to the extent so waived), and each party to this Agreement shall be required to disclose all known breaches of representations and warranties of the other as of the date hereof in a certificate to be delivered at the Closing.

     (e) The  indemnification  remedies provided to the parties under this
Article 9 are intended to be cumulative to any other available remedies except that any claim for indemnification within the terms of any IP Agreement shall be governed solely by such IP Agreements and may not be asserted under this Agreement.


     9.2.   PROCEDURE  FOR  INDEMNIFICATION.
     ---------------------------------------
     (a) If there is asserted any third party claim, demand, action or other proceeding and in the judgment of the party hereto that is entitled to indemnification under this Agreement (the "Indemnified Party") such claim, demand, action or other proceeding may give rise to any Losses indemnifiable pursuant to this Article 9, or if the Indemnified Party determines the existence of the foregoing, whether or not the same shall have been asserted, such Indemnified Party shall give the party from whom indemnity is sought (the "Indemnitor") written notice within thirty (30) Business Days of the assertion of the claim, demand, action or other proceeding or, if earlier, within ten
(10) Business Days of receipt of notice of the filing of any lawsuit based upon such assertion, or, with respect to a claim not yet asserted against the Indemnified Party, promptly upon the determination by an executive officer of the Indemnified Party of the existence of the same.

     (b) With respect to any claim, demand, action or other proceeding asserted by a third party, the Indemnified Party shall give the Indemnitor a reasonable opportunity of assuming the defense of such claim, demand, action or other proceeding using counsel reasonably acceptable to the Indemnified Party; provided, however, that the Indemnified Party shall have the right to participate in such defense, except that if the Indemnified Party retains separate counsel, other than in the event of a conflict of interest requiring the retention of separate counsel, the Indemnified Party shall assume and pay the fees and expenses of the separate counsel. If the Indemnitor fails to assume the defense or to contest in good faith any such claim, demand, action or other proceeding the Indemnified Party shall have the right to defend, settle or pay the same and pursue its remedies against the Indemnitor hereunder.

     (c) Failure by the Indemnified Party to give timely notice pursuant to this Section shall not relieve the Indemnitor of its obligations, except to the extent that the Indemnitor is actually and materially prejudiced by such failure to give timely notice. No settlement or adjustment shall be made without the Indemnified Party's prior written consent, which consent shall not be unreasonably withheld or delayed.

     (d) The Indemnified Party shall, in connection with a claim, demand, action or other proceeding asserted by a third party, cooperate with the Indemnitor in any defense which the Indemnitor assumes as described above; provided that, the Indemnitor shall hold the Indemnified Party harmless from all of its out-of-pocket expenses, including attorneys' fees and expenses, incurred in connection with the Indemnified Party's cooperation. The Indemnified Party shall cooperate with the Indemnitor in all reasonable respects in connection with such defense including by providing, to the extent relevant to such claim (i) prompt access to computer systems, compilations, historical data and other information related to the LLC; (ii) copies of all books and records related to the LLC; (iii) access to relevant personnel related to the LLC; and (iv) generating records, data, compilations and other required support related to the LLC that is necessary to assist the Indemnitor in reducing its indemnification obligation. No settlement or adjustment shall be made without Indemnitor's prior written consent, which consent shall not be unreasonably withheld or delayed.

     (e) Notwithstanding anything contained elsewhere in this Section 9.2, if an offer of compromise is received by the Indemnitor with respect to a third party claim, demand, action or other proceeding related to any of the Losses pursuant to this Article 9, the Indemnitor may notify the Indemnified Party in writing of the Indemnitor's willingness to compromise or settle such claim, demand, action or other proceeding on the basis set forth in such notice at the sole expense of the Indemnitor, and with no further Losses or Liability to, or other continuing obligation on the part of, the Indemnified Party or with respect to the Business or the Equipment, except as set forth below in this paragraph. If the Indemnified Party declines to accept such compromise or settlement, the Indemnified Party may assume control and continue to contest such claim, demand, action or other proceeding free of any participation by the Indemnitor, at the Indemnified Party's sole expense. In such event, the obligation of the Indemnitor to the Indemnified Party with respect to such claim, demand, action or other proceeding shall be equal to the lesser of: (i) the amount of the offer of compromise or settlement which the Indemnified Party declined to accept and the amount of any expenses incurred prior to such offer of compromise or settlement, and (ii) the actual Losses of the Indemnified Party as a result of the Indemnified Party's continuing to contest such claim, demand, action or other proceeding. The Indemnitor shall, in connection with such continued contest of the relevant claim, demand, action or other proceeding, cooperate with the Indemnified Party in such continued contest; provided that, the Indemnified Party shall hold the Indemnitor harmless from all of its out-of pocket expenses, including reasonable attorneys' fees and expenses, incurred in connection with the Indemnitor's cooperation after the offer of compromise or settlement had been made. The Indemnitor shall cooperate with the Indemnified Party in all reasonable respects in connection with such continued defense including by providing, to the extent relevant to such defense (i) prompt access to computer systems, compilations, historical data and other information related to the defense; (ii) copies of all books and records related to the defense;
(iii) access to relevant personnel related to the defense; and (iv) generating records, data, compilations and other required support related to the defense that is necessary to assist the Indemnified Party in reducing its Liability for any Losses not covered by the indemnification.

     (f) The Indemnitor shall, in connection with a claim, demand, action or other proceeding asserted by a third party, keep the Indemnified Party fully informed in connection with any defense which the Indemnitor assumes as described above whether or not the Indemnified Party chooses to be represented by separate counsel.


                                    ARTICLE 10.
                                    -----------
                                  MISCELLANEOUS
                                  -------------
     10.1.  SURVIVAL.
     ----------------
     The parties' respective representations and warranties contained in this Agreement shall survive after the Closing. Any claim for indemnification pursuant to Section 9.1(a)(i) or 9.1(b)(i) in respect of breach of any representations and warranties must be commenced in compliance with the requirements contained in Section 9.1. EXCEPT AS SET FORTH IN THIS

AGREEMENT,(A) NEITHER INCYTE NOR ANY OF ITS REPRESENTATIVES OR EMPLOYEES HAS MADE OR MAKES ANY EXPRESS OR IMPLIED WARRANTY TO SB OR THE LLC AND (B) NEITHER SB NOR ANY OF ITS REPRESENTATIVES OR EMPLOYEES HAS MADE OR MAKES
ANY EXPRESS OR IMPLIED WARRANTY TO INCYTE OR THE LLC. THE WARRANTIES SET FORTH IN THIS AGREEMENT ARE IN LIEU OF, AND EXCLUDE, AND SB, INCYTE AND THE LLC EACH HEREBY WAIVES, ANY OTHER WARRANTY FROM, OR IN CONNECTION WITH THE CONTRIBUTION OF THE ASSETS HEREUNDER, OR THE USE OR PERFORMANCE THEREOF, INCLUDING ANY IMPLIED WARRANTY OF MERCHANTABILITY, OR FITNESS FOR A PARTICULAR PURPOSE, AND ANY IMPLIED WARRANTY ARISING FROM COURSE OF DEALING OR USAGE OF TRADE.

     10.2.  NO  COMMITMENTS.
     ------------------------
     No party shall incur any debts or make any commitments for the other, except to the extent, if at all, specifically provided herein.

     10.3.  ASSIGNMENTS.
     --------------------
     This Agreement shall be binding upon and inure to the benefit of the successors in interest of the respective parties. Neither this Agreement nor any interest hereunder shall be assigned or transferred, whether directly or indirectly, including by operation of law ("Assign" or "Assignment"), by any party without the prior express written consent of the other parties; provided, however, that either Incyte or SB may Assign this Agreement or any of its rights or obligations hereunder:

     (a) To any of its direct or indirect subsidiaries, provided that (i) Incyte or SB, as the case may be, shall own, directly or indirectly, securities of such subsidiary that enable it to elect a majority of the directors of such subsidiary and any minority interest in such subsidiary shall be widely held and no single holder of a minority interest shall own beneficially (within the definition set forth in Rule 13d-3 of the Securities Exchange Act of 1934) securities representing more than 10% of the securities of such subsidiary entitled to vote generally for the election of directors or other persons performing similar functions (a "Majority-Owned Subsidiary"), and (ii) should such subsidiary no longer be a Majority-Owned Subsidiary, the rights and obligations of such subsidiary pursuant to this Agreement and the LLC Operating Agreement shall be transferred back to Incyte or SB, as the case may be (or to another direct or indirect subsidiary of Incyte or SB, as the case may be, to which such party could transfer the rights and obligations of such subsidiary pursuant to this Agreement and the LLC Operating Agreement consistent with the terms of this subsection (a));

     (b) To an entity that owns 100% of the securities or other ownership interests having ordinary voting power to elect the directors or other persons performing similar functions of Incyte or SB, as the case may be; or

     (c) To an entity of which the securities or other ownership interests having ordinary voting power to elect the directors or other persons performing similar functions are owned 100% by an entity that owns beneficially, directly or indirectly, 100% of the securities or other ownership interest having ordinary voting power to elect the directors or other persons performing similar functions of Incyte or SB as the case may be. Notwithstanding the foregoing, no party shall be prohibited from completing an Assignment that
occurs  through (and  as  a  direct  result of) a Change of Control.   Any
Assignment made pursuant to this Section shall be valid only if(A) the assigning party remains liable under this Agreement and the LLC
Operating Agreement, and (B) the relevant subsidiary or other entity assumes in writing all of the assigning party's obligations under this Agreement and the LLC Operating Agreement. Any purported Assignment in violation of this Section 10.3 shall be void.

     10.4.   CONFIDENTIALITY.
     -----------------------
     (a) Each party acknowledges that pursuant to this Agreement, the LLC Operating Agreement, the Intercompany Services Agreement or otherwise in connection with the relationships between the parties contemplated hereunder, such party (the "Receiving Party") will receive from other parties or their Affiliates disclosure of information that is proprietary, confidential and of commercial value to the disclosing party (the "Disclosing Party"). For purposes of this Section 10.4, "Confidential Information" shall mean technical and business information belonging to the Disclosing Party which is disclosed pursuant to this Agreement or the LLC Operating Agreement, including where appropriate and without limitation, any information, business, financial and scientific data and the like. Except to the extent expressly authorized by this Agreement, each Receiving Party agrees that, until the dissolution and winding-up of the LLC and for ten (10) years thereafter, it shall on its own behalf, and shall cause any affiliated Reporting Entity to, keep confidential and shall not publish or otherwise disclose and shall not use for any purpose (except those expressly permitted under this Agreement) any Confidential Information furnished to it by a Disclosing Party, and regardless of the medium on which it is provided, pursuant to this Agreement or the LLC Operating Agreement, including know-how, except to the extent that it can be established by the Receiving Party by competent proof that such information:

          (i) was already known to it, other than under an obligation of confidentiality, at the time of disclosure by the Disclosing Party;

          (ii) was generally known to the public or otherwise part of the public domain at the time of its disclosure to the Receiving Party;

          (iii) became generally available to the public or otherwise part of the public domain after its disclosure other than through any act or omission of it in breach of this Agreement or the LLC Operating Agreement;

          (iv)  was  subsequently  lawfully disclosed to it by a third party; or

          (v) was independently discovered or developed by it without the use of the Disclosing Party's Confidential Information, as can be documented by written records created at the time of such independent discovery or development.

          (vi) Notwithstanding Section 10.4(a), the Receiving Party may disclose the other party's Confidential Information to the extent such disclosure is reasonably necessary in complying with Applicable Law; provided however, that if a Receiving Party or a Receiving Party's affiliated Reporting Entity, is required to make any disclosure of the Disclosing Party's Confidential Information, the Receiving Party or such affiliated Reporting Entity will give reasonable advance written notice to the Disclosing Party of such disclosure requirement and will use its reasonable efforts to secure confidential treatment of such information required to be disclosed.

     (b) Notwithstanding Section 10.4(a), no party shall make any public announcements or issue any press release concerning any aspect of the Business, the relationship of the parties pursuant to this Agreement or any of the Related Agreements or any other matter incidental to the foregoing including any announcement that references the name of another party except
(i) any disclosure that has been agreed to by the parties, including routine or recurring disclosures of agreed upon statements; (ii) disclosures required by Applicable Law so long as the text of any such disclosure is provided to the other parties for comment and review at least five (5) Business Days in advance of disclosure; and (iii) disclosures of material financial information in a press release that relates to a party's earnings or financial performance, so long as the text of any such disclosure is provided to the other parties for comment and review at least one (1) Business Day in advance of disclosure.

     (c) The terms of Sections 10.4(a) and 10.4(b) shall not apply to any matters covered by the confidentiality provisions contained in the IP Agreements.

     10.5.   INTENTIONALLY  OMITTED.
     -------------------------------
     10.6.  OBSERVANCE  OF  SEPARATE  ENTITY  FORMALITIES
     -----------------------------------------------------
     The LLC shall establish and comply with a set of financial, accounting and corporate policies that (A) observe its character as a separate legal entity from each of Incyte and SB, (B) are similar to those generally established by companies comparable to the LLC, and (C) are reasonably satisfactory to Incyte and SB. Areas to be addressed by these policies shall include (without limitation):

          (i) cash management policies and cash investment guidelines which shall be on terms and conditions established comparable to those that would apply in an arms' length transaction, including that all funds are accounted for separately unless otherwise agreed to by the parties;

          (ii) levels of authorization and approval by management and the Board of Directors for purchases, contracts, check signing, wire transfers and capital commitments;

          (iii) normal accounting procedures in accordance with generally accepted accounting principles consistently applied including accrual and recognition of expenses, depreciation, revenue recognition; and

          (iv) observing all other required formalities of law for a limited liability company including holding any required meetings of its managing board or other governing body, as well as meetings of holders of its membership interests in each case in accordance with the LLC Operating Agreement.

     10.7.  CERTAIN  DISSOLUTION  MATTERS.
     --------------------------------------
     Upon the dissolution of the LLC pursuant to the LLC Operating Agreement, the following additional terms and conditions shall govern to the extent applicable in connection with the dissolution:

     (a) Except as otherwise agreed to by Incyte and SB, to the extent that the Collaboration and License Agreement has terminated pursuant to the material breach or bankruptcy provisions of such Collaboration and License Agreement, all DiaDexus IP (all terms in this Section 10.7 not defined in this Agreement shall have the meanings set forth in the Collaboration and License Agreement) with respect to such dissolution shall be distributed as follows:

          (i)   [                                                      ].

          (ii)  [                                                      ].

     (b) All other assets of the LLC, including DiaDexus IP governed by
Section 10.7(a)(ii), shall be governed by such dissolution procedures (i) in accordance with the LLC Operating Agreement or as SB and Incyte may otherwise agree are appropriate at the time; or (ii) as may otherwise be provided under Applicable Law. Incyte and SB shall use their respective best efforts to reach agreement on the distribution of all assets of the LLC, and any such agreement will be given precedence, to the maximum extent permitted under Applicable Law, over procedures that might otherwise apply under the Act (as defined in the LLC Operating Agreement) or under any other Applicable Law. As between Incyte and SB, each agrees to proceed in good faith in the event of any dissolution of the LLC in order to fulfill the purposes of this Section
10.7 and the LLC Operating Agreement and neither shall seek a dissolution of the LLC in accordance with the material breach provisions of Section 9.1 of the LLC Operating Agreement in the absence of a breach that is fundamental to the essential purposes or operation of the LLC.

      (c) The terms and conditions contained in Sections 1.1, 3.1 and 6.3 and those contained in Articles 4, 5, 7, 9 and 10 of this Agreement shall survive dissolution of the LLC (other than a merger governed by Section 6.2).

      (d) The parties intend that the terms of Section 10.7(a) be and hereby is incorporated by reference into and made a part of the Collaboration and License Agreement.

     10.8.  FURTHER  ACTIONS.
     -------------------------
     Each party agrees to execute, acknowledge and deliver such further instruments, and to do all such other acts, as may be necessary or appropriate in order to carry out the purposes and intent of this Agreement.

     10.9.  NO  TRADEMARK  RIGHTS.
     ------------------------------
     Except as otherwise provided herein, no right, express or implied, is granted by this Agreement to use in any manner the names "SmithKline Beecham Corporation," "Incyte Pharmaceuticals, Inc." or "DiaDexus, LLC", or any other trade name or trademark of SB, Incyte or LLC or their Affiliates in connection with the performance of this Agreement.

     10.10. ENTIRE  AGREEMENT  OF  THE  PARTIES;  AMENDMENTS.
     --------------------------------------------------------
     This Agreement and the Related Agreements constitute and contain the entire understanding and agreement of the parties and cancel and supersede any and all prior negotiations, correspondence, representations, understandings and agreements, whether verbal or written, between the parties respecting the subject matter hereof. The terms of the LLC Operating Agreement will govern in the event of any inconsistent terms of this Agreement. No waiver, modification or amendment of any provision of this Agreement shall be valid or effective unless made in writing and signed by a duly authorized officer of each of the parties.

     10.11. SEVERABILITY.
     --------------------
     In the event any one or more of the provisions of this Agreement should for any reason be held by any court or authority having jurisdiction over this Agreement (including arbitrators) or any of the parties to be invalid, illegal or unenforceable, such provision or provisions shall be validly reformed to as nearly as possible approximate the intent of the parties and, if unreformable, shall be divisible and deleted in such jurisdiction; elsewhere, this Agreement shall not be affected so long as the parties are still able to realize the principal benefits bargained for in this Agreement.

     10.12. CAPTIONS.
     ----------------
     The captions to this Agreement are for convenience only, and are to be of no force or effect in construing or interpreting any of the provisions of this Agreement.

     10.13.  APPLICABLE  LAW.
     ------------------------
     Notwithstanding the place where this Agreement may be executed by any of the parties hereto, the parties expressly agree that all the terms and provisions of this Agreement and the rights and liabilities of the parties hereto shall be governed by and construed in accordance with the laws of the State of Delaware.

     10.14. DISCLAIMER.
     ------------------
     EXCEPT AS EXPLICITLY STATED HEREIN NO PARTY WILL BE LIABLE FOR CONSEQUENTIAL OR INCIDENTAL DAMAGES OF ANY NATURE ARISING FROM SUCH PARTY'S ACTIVITIES UNDER THIS AGREEMENT; PROVIDED, HOWEVER, THAT THIS LIMITATION SHALL NOT LIMIT THE INDEMNIFICATION OBLIGATION OF SUCH PARTY UNDER ARTICLE 9 ABOVE FOR CONSEQUENTIAL OR INCIDENTAL DAMAGES RECOVERED BY A THIRD PARTY.

     10.15. NOTICES  AND  DELIVERIES.
     --------------------------------
     All notices, requests, demands, consents and other communications given or required to be given under this Agreement and under the related documents shall be in writing and delivered to the applicable party at the address indicated below:

If  to  Incyte:          Incyte  Pharmaceuticals,  Inc.
                         3174  Porter  Drive
                         Palo  Alto,  CA  94304
                         Attention:    Chief  Executive  Officer
                         Tel:  (650)  855-0555
                         Fax:  (650)  845-4500

If  to  SB:              SmithKline  Beecham  Corporation
                         709  Swedeland  Road
                         P.O.  Box  1539
                         King  of  Prussia,  PA  19406
                         Attention:    John  Keller
                         Tel:  (610)  270-5973
                         Fax:  (610)  270-5964
and
                         SmithKline  Beecham  Corporation
                         One  Franklin  Plaza
                         P.O.  Box  7929
                         Philadelphia,  PA  19161
                         Attention:    Donald  F.  Parman
                         Tel:  (215)  751-7633
                         Fax:  (215)  751-5349

If  to  the  LLC:        Address  be  provided  by  notice to Incyte and SB.

and

With  a  copy  to:       each  of  Incyte  and  SB.

or, as to each party at such other address as shall be designated by such party in a written notice to the other party complying as to delivery with the terms of this Section. Any notices shall be in writing, including telegraphic or facsimile communication, and may be sent by registered or certified mail, return receipt requested, postage prepaid, by fax or by overnight delivery
service.    Notice  shall  be  effective  upon  actual  receipt  thereof.

     10.16. COUNTERPARTS.
     ---------------------
     This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     10.17. CONSTRUCTION  OF  AGREEMENT.
     ------------------------------------
     SB  and Incyte have jointly participated in the negotiations and drafting
of  this  Agreement.    In  the  event  any ambiguity or question of intent or
interpretation arises, this Agreement shall be construed as if drafted jointly by SB and Incyte and no rule of construction, presumption or burden of proof shall arise favoring one party or the other concerning the interpretation of ambiguous provisions or otherwise (including under California Civil Code 1654) by virtue of one party's presumed authorship of this Agreement or any provision hereof. The use of the terms "including" or "include" shall, in all cases, mean "including, without limitation," and "include, without
limitation,"  respectively.    The  use  of  the masculine, feminine or neuter
gender herein shall, as applicable, also refer to the other genders. The terms "material", "Material Adverse Effect" and phrases of similar import shall be determined in terms of the transactions contemplated by this Agreement and not in terms of the resources of SB or Incyte. Except as the context otherwise requires, the use of the singular form of any term shall also refer to the plural, and vice versa. Unless the context otherwise requires, whenever the terms "hereto," "hereunder," "herein" or "hereof" are used in this Agreement, such terms shall be construed as referring to this entire Agreement and references to "Articles," "Sections," "introduction,"
"recitals,"  "clauses,"    and  "Schedules" shall be construed as referring to
those of this Agreement. Except where the context otherwise requires such as by virtue of a reference to a specific Section or Article of this Agreement, references  to  this  Agreement  shall  be deemed
to include references to the entire  Agreement.    All  references in this
Agreement to fees or expenses or legal fees and expenses shall include allocated fees and expenses of in-house counsel and legal staff.

     10.18. EXPENSES.
     -----------------
     Unless specifically provided otherwise in this Agreement, each party shall bear and pay all costs and expenses which it incurs, or which may be incurred on its behalf in connection with the preparation of this Agreement and consummation of the transactions described herein, and the expenses, fees, and costs necessary for obtaining any Governmental Consents. Nothing in this provision shall alter the manner in which costs and expenses are allocated in the LLC Operating Agreement or the Intercompany Services Agreements.

     10.19.  FORCE  MAJEURE.
     -----------------------
     "Force Majeure" shall mean an Act of God, flood, fire, explosion, earthquake, strike, lockout, casualty or accident, war, civil commotion, act of public enemies, blockage or embargo, or any injunction, law, order, proclamation, regulation, ordinance, demand or requirement of any government or any subdivision, authority representative thereof, or any other cause whatsoever, whether similar or dissimilar to those enumerated above, which are beyond the reasonable control of such party, which the party affected has used its reasonable best efforts to avoid, and which prevent, restrict or interfere with the performance by a party of its obligations hereunder. The party affected by Force Majeure shall give notice to the other party promptly in writing and whereupon shall be excused from those obligations hereunder, to the extent of such prevention, restriction or interference, provided that the affected party shall use its commercially reasonable efforts to avoid or remove such cause(s) of non-performance and shall continue performance whenever such cause(s) is removed.

     10.20. AFFILIATE  PERFORMANCE.
     -------------------------------
     To the extent that any LLC Affiliate has the right to receive any other rights or benefits under this Agreement or otherwise is obligated to perform any obligations under this Agreement, the LLC shall cause such LLC Affiliate to perform in full, when due, all applicable obligations under this Agreement to the same extent as if such LLC Affiliate were a party to this Agreement; provided, however, that nothing in this Section 10.20 shall expand the rights or benefits of the LLC or its LLC Affiliates, or the obligations of Incyte, or SB beyond those otherwise expressly set forth in this Agreement. The LLC shall guarantee timely performance in full by such LLC Affiliate of all such obligations.

     10.21. DISPUTE  RESOLUTION.
     ----------------------------
     (a) Any controversy or claim between the parties (other then a claim for indemnification under any of the Related Agreements), arising out of or relating to this Agreement or any of the Related Agreements, or the breach thereof or misrepresentation thereunder including any disputes regarding rights of the parties to terminate this Agreement or any Related Agreement, or whether any such termination has been wrongfully undertaken, shall first be submitted for resolution to a committee consisting of the chief executive officer of each of the parties involved in such dispute, whether they include SB and Incyte or the LLC and either of SB and Incyte, or any
combination of the  foregoing.    If  the  committee is unable to resolve such
controversy or claim within twenty (20) days of the submission of such matter to the committee, then the parties may have access to any remedies available under Applicable Law or otherwise.

     (b) The parties agree that termination of this Agreement or any Related Agreement shall be available in accordance with the terms of such agreement, but it is the intention of the parties that disputes shall be resolved without termination of an agreement to the maximum extent possible.

     10.22.  RELATIONSHIP  BETWEEN  PARTIES
     --------------------------------------
     (a) Nothing in this Agreement or in any of the Related Agreements shall deem Incyte and SB to be involved in any joint venture or relationship as general partners and each of them agrees to take no action inconsistent with the characterization of the LLC as a limited liability company, or as a corporation after the conversion, and the relationship between Incyte and SB shall be deemed to be solely that of members in the LLC or stockholders in the corporation.

     (b) Except to the extent expressly provided herein or in any Related Agreement, neither this Agreement nor any of the Related Agreements shall constitute an appointment of any of the parties hereto or thereto as the legal representative or agent of any other party hereto or thereto, nor shall any party hereto or thereto have any right or authority to assume, create or incur in any manner any obligation or other Liability of any kind, express or implied, against, or in the name or on behalf of, the other party hereto or thereto.

     10.23. THIRD  PARTY  BENEFICIARIES.
     ------------------------------------
     Except as otherwise agreed by SB and Incyte, the parties hereto intend that this Agreement shall not benefit or create any right or cause of action in or on behalf of any Person other than the parties hereto except to the extent specifically provided herein. Without limiting the foregoing, (i)
Article 7 shall not be construed as conferring any right, entitlement or benefit on any employee of Incyte, SB or the LLC, and (ii) no Member in the LLC shall have any interest through the LLC in the subject matter of this Agreement whether derivatively or otherwise.

     10.24. CERTAIN  TRANSFER  MATTERS.
     -----------------------------------
     No transfer of an Interest may be made except as contemplated by the LLC Operating Agreement. No transfer of an Interest shall relieve the obligations of Incyte or SB under this Agreement including the obligation to make capital contributions to the LLC. The parties shall cause any transferee of Interests other than an Incyte Affiliate or a SB Affiliate to be bound by the terms of Sections 6.2, 10.4 and 10.7 and 10.22 of this Agreement (or substantially comparable restrictions), but no such transferee shall have any rights under this Agreement.

     IN WITNESS WHEREOF, the parties, through their authorized officers, have executed this Agreement as of the date first written above.


SMITHKLINE  BEECHAM  CORPORATION


By: /s/ George Poste
   -------------------------------------------

     Its: Chief Science and Technology Officer
         -------------------------------------

INCYTE  PHARMACEUTICALS,  INC.


By: /s/ Randal W. Scott
   -------------------------------------------

     Its: President
         -------------------------------------

DIADEXUS,  LLC


By: /s/ Patrick Plewman
   -------------------------------------------

Its: Vice President, Corporate Development
    ------------------------------------------

                                SCHEDULE 1.1(a)- SB EQUIPMENT
                                -----------------------------


[96 lines deleted from Schedule 1.1(a)]

                                SCHEDULE 1.1(b)- SB EMPLOYEES
                                -----------------------------

[13 lines deleted from Schedule 1.1(b)]