Form 10-K
period 1997-12-31
INCYTE PHARMACEUTICALS INC
filed 1998-03-30
CIK 879169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

 For the transition period from _____________________ to ______________________

                         Commission File Number: 0-27488

                          INCYTE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                94-3136539
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

         3174 Porter Drive,                     (650) 855-0555
    Palo Alto, California 94304
(Address of principal executive offices)    (Registrant's telephone number,
                                             including area code)

             Securities registered to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to item
405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by nonaffiliates (based upon the closing sale price on the Nasdaq National Market) on January 31, 1998 was approximately $1,149,702,104.

As of January 31, 1998, there were 26,506,101 shares of Common Stock, $.001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 1998 Annual Meeting of Stockholders to be held on June 15, 1998.

                                     PART I

ITEM 1.    BUSINESS

     When used in this Report, the word "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to the timing of availability of products under development, the ability to commercialize products developed under collaborations and alliances, the performance and utility of the Company's products and services, earnings and profitability trends and the adequacy of capital resources, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as, the extent of utilization of genomic information by the pharmaceutical industry in both research and development; risks relating to the development of new database products and their use by potential collaborators of the Company; the impact of technological advances and competition; the ability of the Company to obtain and retain customers; competition from other entities; early termination of a database collaborator agreement or failure to renew an agreement upon expiration; the ability to successfully integrate the operations of recent business combinations; the cost of accessing technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene sequences and other genetic information; the viability of joint ventures and businesses in which the Company has purchased equity; and the risks set forth below under "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


Overview

     Incyte Pharmaceuticals, Inc. ("Incyte" or the "Company") is a leading provider of genomic information and services to the biotechnology, pharmaceutical and agricultural industries. Incyte designs, develops and markets genomic database products, genomic data management software tools and related reagents and services. The Company completed the acquisition of Synteni, Inc. ("Synteni"), in January 1998. Synteni, located in Fremont, California, offers microarray-based gene expression services.

     Incyte currently provides access to its genomic databases through collaborations with pharmaceutical, biotechnology, and agricultural companies worldwide. As of December 31, 1997, nineteen companies had entered into multi-year database collaboration agreements to obtain access to the Company's databases on a non-exclusive basis. In January 1998, Incyte announced the addition of Rhone-Poulenc S.A. as a database collaborator. Revenues from these collaborators generally include database access fees and, in some cases, additional fees for custom sequencing services, referred to as "satellite" database services. The Company's database agreements also provide for milestone payments and royalties to be received from database collaborators from the sale of products derived from proprietary information contained within one or more database modules.

     The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based tools used by pharmaceutical and biotechnology companies in drug discovery and development. In building the databases, the Company utilizes high-throughput, computer-aided gene sequencing and analysis technologies to identify and characterize the expressed genes of the human genome, as well as certain animal, plant and microbial genomes. By searching the genomic databases, collaborators can integrate and analyze genetic information from multiple sources in order to discover genes that may represent the basis for new biological targets, therapeutic proteins, or gene therapy, antisense or diagnostic products. The Company's genomic products and services are designed to meet the need of the pharmaceutical and biotechnology industries to utilize genomic information for the acceleration of the discovery and development of new diagnostic and therapeutic products. These products and services can assist not only with gene and target discovery, but also with functional genomic studies, preclinical pharmacology and toxicology studies as well as understanding and analyzing the results of clinical development studies.

     Incyte's portfolio of database modules includes the LifeSeq(R) human gene sequence and expression database, the LifeSeq FL(R) database of full-length human genes, the LifeSeq Atlas(TM) mapping database, the PathoSeq(TM) microbial genomic database, the ZooSeq(TM) animal genomic database, the LifeTools(TM) suite of bioinformatics software programs, and LifeSeq(R) 3D data mining and visualization software, and a variety of custom database and sequencing services. Each database module consists of a relational database that runs on UNIX-based client/server networks and incorporates HyperText Markup Language ("HTML") and JAVA graphical user interfaces enabling collaborators to use multiple search tools and browse various database modules. The databases are available using either Oracle or Sybase database architectures and operate on Sun Microsystems, Digital Equipment Corporation and Silicon Graphics workstations.


Background

     Genes, found in all living cells, are comprised of DNA, which in turn is comprised of nucleotide base pairs, or bases. Genes provide the necessary information to code for the synthesis of proteins, the molecules which conduct all functions within a cell. Many human diseases are associated with the inadequate or inappropriate presence, production or performance of proteins. As such, pharmaceutical and biotechnology companies often seek to develop drugs that will bind to a targeted protein involved in disease in order to regulate, inhibit or stimulate its biological activity. The serotonin receptor and the estrogen receptor are examples of targeted proteins. Other proteins, known as therapeutic proteins, have direct biological activity and may be capable of treating disease. Insulin and human growth hormone are examples of therapeutic proteins. Understanding the role genes play in disease, and the protein targets or therapeutic proteins which they encode, has thus become a significant area of interest and research within the pharmaceutical and biotechnology industries.

     One frequently employed method for determining gene function involves the grouping of genes into "related" families based on similarities in DNA sequence. DNA sequencing is a process that identifies the order in which the bases in DNA are arranged in a particular section of DNA, or DNA fragment. Once a gene's sequence is known, its function may be inferred by comparing its sequence with the sequences of other human genes of known function, as genes with similar, or homologous, sequences may have related functions. For example, if an unknown gene shares sequence homology with a known tumor suppressor gene, the unknown gene could similarly play a role in cancer. Comparing gene sequences across species has also become a useful tool for understanding gene function, as frequently it is easier to assess gene function in lower organisms than it is in humans.

     Another method used to determine gene function focuses on the analysis of gene activity within a cell. When a gene is active, its DNA is copied into messenger RNA or "mRNA." The population of mRNA within a cell can be isolated and converted into copy DNA or "cDNA," thereby creating a cDNA library that represents the population of mRNAs present in a cell type at a particular time. In a process called "gene expression profiling," high-throughput cDNA sequencing, computer analysis and microarray technologies can be used to identify which genes are active or inactive and, if active, at what levels. Expression profiles provide a more detailed picture of cellular genetics than conventional laboratory techniques by indicating which genes, both known and novel, are specifically correlated to discrete biological events in normal and disease-state cells.

     Due to improvements in sequencing technology, genomic information from both public and private sources is increasing at a dramatic rate. As a result, bioinformatics, or the use of computers and sophisticated algorithms to store, analyze and interpret large volumes of biological data, is essential in order to capture value from this growing pool of data. To date, the main focus of bioinformatic and genomic tools has been drug discovery. The Company believes these tools, as well as tools under development, will also assist researchers with the preclinical and clinical development process. For example, with the help of new technology and bioinformatic analyses, scientists may be able to correlate genetic and physiologic response in preclinical animal models, examine gene expression profiles in drug-treated animals to assess the pharmacological activity and toxicity of new drugs, and stratify clinical trial patients according to their genetic profiles.

Products

     Incyte's products include an integrated platform of genomic databases, data management software tools, and related reagents and services.

     Genomic Databases. The Company provides its database collaborators with non-exclusive database access. Database collaborators receive periodic data updates, typically monthly, as well as software upgrades and additional search and analysis tools when they become available. The fees and the period of access are negotiated with each database collaborator, with the initial term typically lasting for a period of three years. Fees generally consist of database access fees, non-exclusive or exclusive license fees and option fees corresponding to patent rights on proprietary sequences. Incyte may also receive milestone and royalty payments from database collaborators from the sale of products derived from the Company's technology and database information. Collaborators can browse not only Incyte-generated data, but also public domain information provided through HTML links to the World Wide Web. Incyte currently offers the following database modules:

     o LifeSeq Database. The LifeSeq human gene sequence and expression database consists of a proprietary sequence database module linked to a proprietary gene expression database module. Researchers can easily move from one module to another through HTML-based graphical interfaces. The sequence database contains Incyte's computer-edited gene sequence files and is used by collaborators to identify related or homologous genes. For example, a collaborator may wish to identify new genes homologous to a gene identified through the collaborator's own research and believed to be linked to a disease. The expression database contains biological information about each sequence in the Company's sequence database, including tissue source, homologies, and annotations regarding characteristics of the gene sequence. Most importantly, the expression database contains a gene expression profile for every tissue in the database combined with proprietary bioinformatics software to allow collaborators to browse data and compare differences in gene expression across cells, tissues, and different disease states. Thus, the expression database can be used to assist researchers in correlating the presence of specific genes to discrete biological events in normal and disease-state cells. Incyte continually adds additional sequences and expression data from normal and diseased tissues to the LifeSeq database.

     o LifeSeq FL Database. This database contains the full-length gene sequences for DNA fragments of medically interesting genes found in the LifeSeq human gene sequence and expression database. Incyte scientists and the Company's collaborators select genes for inclusion in this database based on a number of factors, including their sequence homologies to known therapeutically important gene families, unusual tissue or disease-related expression patterns and chromosomal location. A variety of methods, including a proprietary, high-throughput cloning technology, Hidden Markov Models (HMM) and algorithms to identify secreted proteins, are used to identify medically interesting genes and obtain the full-length sequence.

     o LifeSeq Atlas Database. This database contains the chromosomal locations for certain genes and gene fragments identified in the Company's LifeSeq human gene sequence and expression database that the Company believes may be of utility to its database collaborators. In particular, this database may be useful for companies engaged in positional cloning, a technique used to identify genes believed to be responsible for genetic disorders, which relies heavily on comparative analysis of the chromosomes of members of families afflicted by a disease.

     o PathoSeq Database. The PathoSeq database currently contains proprietary and public domain genomic data for over two dozen medically relevant bacterial and fungal microorganisms. With drug-resistant strains of bacteria and other microorganisms posing an increasing threat to world health, pharmaceutical and biotechnology companies are searching for genes unique to these pathogens that will aid in the development of new drugs to treat infectious disease.

          PathoSeq's software and bioinformatic tools edit all sequence data to remove artifacts and contamination, assemble all sequences, display the relative position of the DNA coding regions, and identify genes either common among multiple microorganisms or unique to one microbial genome. The Company believes PathoSeq can help researchers understand the biology of microorganisms, study the mechanisms of drug resistance, identify genes that may make effective drug targets, and, ultimately, develop new therapeutics to treat and prevent infectious disease.

     o ZooSeq Database. The ZooSeq database, introduced in June 1997, was developed to aid pharmaceutical and biotechnology companies in designing and evaluating preclinical drug studies in animals, a crucial step in the drug development process. ZooSeq contains genomic information from animals commonly used in preclinical drug pharmacology and toxicology studies. The database currently contains gene sequence and expression data for the Sprague-Dawley rat, the most common animal used in drug toxicology studies. The Company expects to expand this database in 1998 to include mice and other research animals. ZooSeq is designed to allow scientists to compare gene sequence, expression patterns and function across species. By correlating a drug's effects on a rat with the animal's genetic makeup, and then cross-referencing these data with Incyte's LifeSeq database, a researcher may better predict the drug's efficacy, and side effects before moving to human clinical trials.

     Satellite Database Services. To construct satellite databases, Incyte generates sequence data and gene expression profiles using genetic material from tissues or cells selected by the database collaborators. Such databases are provided exclusively for a negotiated time period in a format compatible with the Company's non-exclusive database modules. These tissues and cells can be provided by the database collaborators from their own tissue banks, internal research programs or from other sources. In 1998 the Company expects to begin offering high volume sequencing services to pharmaceutical, biotechnology, agricultural and academic researchers.

     Software. LifeSeq 3D provides sophisticated three-dimensional visualization and analysis tools for the LifeSeq human gene sequence and expression database. LifeTools, a suite of specialized bioinformatic software programs, consists of high-throughput sequence analysis and data management tools for handling complex genomic information from multiple sources. LifeTools Blocks reads and edits raw sequence data, including data imported from public databases, and annotates and clusters sequence fragments based on sequence similarity. LifeTools SeqServer is a fast, scaleable database search engine with intranet-based graphical tools for interactive queries and analyses. LifeTools Relational, a relational database management system, stores and distributes sequence cluster, homology, tissue expression information and biological data. Incyte's database management architecture is based on open system standards, providing interconnectivity between disparate systems and applications, and enterprise-wide access to data and functions. Incyte intends to continue to develop new bioinformatic software programs internally, as well as with third party software developers and development groups.

     The Company has developed an enterprise-wide genomic information management system capable of updating, reprocessing and integrating genetic data from multiple sources and from different organisms. This system integrates Incyte proprietary, collaborator-specific and public domain data, and is capable of comparing information from humans, animals, microbes, fungi and plants. The system incorporates the architecture necessary to integrate Incyte's software tools with three-dimensional visualization tools, data mining programs and project management capabilities, and is capable of being integrated with additional technologies developed to more efficiently manage and analyze genomic data.

     DNA Clone and Other Services. Incyte offers a variety of DNA clone and other services designed to assist its collaborators in using information from its databases in internal lab-based experiments. The DNA fragments from which the information in Incyte's databases is derived represent valuable resources for researchers, enabling them to perform bench-style experiments to supplement the information obtained from searching Incyte's databases. Incyte retains a copy of all isolated clones corresponding to the sequences in the database. The Company's collaborators may request from the Company clones corresponding to a sequence of interest on a one-by-one basis or through LifeSeq GeneAlbum, a subscription-based service that provides database collaborators with large numbers of sequence verified DNA clones. In addition, the Company produces a broad line of genomic research products, such as DNA clones and insert libraries, and offers technical support services, including high-throughput DNA screening, custom robotic services, contract DNA preparation, and fluorescent in-situ hybridization, to assist researchers in the identification and isolation of novel genes.


Database Production

     The Company engages in the high-throughput automated sequencing of genes derived from tissue samples followed by the computer-aided analysis of each gene sequence to identify homologies to genes of known function in order to predict the biological function of newly identified sequences. The derivation of information in the Company's databases involves the following steps:

          Tissue Access. Incyte obtains tissue samples representing most major organs in the human body from various academic and commercial sources. Where possible, the Company obtains information as to the medical history and pathology of the tissue. The genetic material is isolated from the tissue and prepared for analysis. The results of this analysis as well as the corresponding pathology and medical history information are incorporated into the databases.

          High-Throughput cDNA Sequencing. The Company utilizes specialized teams in an integrated approach to its high-throughput sequencing and analysis effort. Gene sequencing is performed using multiple work shifts to increase daily throughput. One team develops and prepares cDNA libraries from biological sources of interest, a second team prepares the cDNAs using robotic workstations to perform key steps that result in purified cDNAs for sequencing, and a third team operates the automated DNA sequencers.

          Bioinformatics. Sequence information generated from Incyte's high-throughput sequencing operations is uploaded to a network of servers. Incyte's proprietary bioinformatic software then assembles and edits the sequence information. The sequence of each cDNA is compared via automated, computerized algorithms to the sequences of known genes in the Company's databases and public domain databases to identify whether the cDNA codes for a known protein or is homologous to a known gene. Each sequence is annotated as to its cell or tissue source, its relative abundance and whether it is homologous to a known gene with known function or previously unidentified. The bioinformatics staff monitors this computerized analysis and may perform additional analyses on sequence information. The finished data are then added to Incyte's proprietary sequence databases.


Customers

     The Company has entered into database collaboration agreements with nineteen companies as of December 31, 1997. In January 1998, the Company announced the addition of Rhone-Poulenc S.A. as a database collaborator. Each collaborator has agreed to pay, during an average term of three years, annual fees to receive non-exclusive access to the Company's databases. For the year ended December 31, 1997, the Company recognized revenue from eighteen of these companies, none of which individually contributed 10% or more of total revenues. In 1996, the Company recognized revenue from ten of these companies, three of which each contributed in excess of 10% of total revenues. As of February 1998, the Company's database collaborators were:

         Abbott Laboratories                       Monsanto Company
         ARIAD Pharmaceuticals,Inc.                Novartis AG
         BASF AG                                   Novo Nordisk A/S
         Bristol-Myers Squibb Company              NV Organon
         Eli Lilly and Company                     Pfizer Inc

         Genentech, Inc.                           Pharmacia & Upjohn, Inc
         Glaxo Wellcome plc                        Rhone-Poulenc S.A.
         Hoechst AG                                Schering AG
         F. Hoffmann-La Roche Ltd                  SmithKline Beecham
         Johnson & Johnson                         Zeneca Ltd.

     Certain of the Company's database collaboration agreements contain minimum annual update requirements which if not met could result in Incyte's breach of the respective agreement. One database collaborator has the right on 30 days' written notice to terminate its database collaboration agreement. There can be no assurance that any of the Company's database collaboration agreements will be renewed upon expiration or will not be terminated earlier in accordance with their terms. The loss of revenues from any database collaborator could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect ResultsLimited Operating History; History of Operating Losses; Uncertainty of Continued Profitability or Revenues," "--New and Uncertain Business," and "--Competition and Technological Changes."


Development Programs

     Since its inception, the Company has made substantial investments in research and technology development. During the years ended December 31, 1997, 1996 and 1995, the Company spent approximately $68.9 million, $40.9 million, and $19.2 million, respectively, on research and development activities. This investment in research and development includes an active program to enter into relationships with other technology-driven companies and, when appropriate, acquire licenses to technologies for evaluation or use in the production and analysis process. Not all of these technologies or relationships survive the evaluation process. The Company has entered into a number of research and development relationships with companies and research institutions. The Company's commitments under any one of these agreements do not represent a significant expenditure in relation to the Company's total research and development expense.

     The Company is currently evaluating new technologies relating to tissue processing, DNA amplification, microarray production, advanced automated sequencing and expression profiling to expand the productivity, efficiency and quality of its database products, and a variety of new bioinformatic and software tools to assist in data analysis, data mining and data visualization. Technologies in which the Company has made investments to increase and enhance the content of such products include mass spectrometry for high-throughput expression profiling and microarray technology to monitor the activity of many specific genes simultaneously in multiple tissue samples. The Company has aggressively pursued both the internal and external development of new technologies. Some of the research and development relationships established in 1997 in order to access externally developed technologies include: the application of NetGenics, Inc.'s Common Object Broker Architecture (CORBA) and project management tools; the development of a tissue databank with the assistance of OncorMed, Inc.; and the investigation of TIBCO's "push" software or multicasting technology. In January 1998, the Company announced a relationship with Oxford GlycoSciences plc, to investigate the use of proteomics, the large-scale, high-throughput analysis of protein expression, in the development of new database modules. As part of the relationship the Company made a $5 equity million investment in Oxford GlycoSciences plc.

     In September 1997, the Company established a 50-50 joint venture company, diaDexus LLC ("diaDexus"), with SmithKline Beecham Corporation ("SB'). diaDexus intends to utilize genomic and bioinformatic technologies in the discovery and commercialization of novel molecular diagnostic products. The Company and SB have agreed to contribute up to an aggregate of $25 million to diaDexus.


Patents and Proprietary Technology

     The Company's database business and competitive position is dependent upon its ability to protect its proprietary database information and software technology. The Company relies on patent, trade secret and copyright law, and nondisclosure and other contractual arrangements to protect its proprietary information.

     The Company's ability to license proprietary genes may be dependent upon its ability to obtain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. Other pharmaceutical, biotechnology and biopharmaceutical companies, as well as academic and other institutions have filed applications for, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. Patent applications filed by competitors may claim some of the same gene sequences or partial gene sequences as those claimed in patent applications filed by the Company. The Company is aware that Merck & Co., Inc. ("Merck") (in conjunction with Washington University) and The Institute for Genomic Research ("TIGR") have made certain gene sequences publicly available, which may adversely affect the ability of the Company and others to obtain patents on such genes. There can be no assurance that such publication of sequence information will not adversely affect the Company's ability to obtain patent protection for sequences that have been made publicly available.

     The Company's current policy is to file patent applications on what it believes to be novel full-length cDNA sequences and partial sequences obtained through the Company's high-throughput computer-aided gene sequencing efforts. The Company has filed U.S. patent applications in which the Company has claimed certain partial gene sequences and has filed patent applications in the U.S. and applications under the Patent Cooperation Treaty ("PCT"), designating countries in Europe as well as Asia, Canada, Japan, Mexico, and New Zealand, claiming full-length gene sequences associated with cells and tissues that are the subject of the Company's high-throughput gene sequencing program. To date, the Company has been issued a number of patents with respect to full-length gene sequences. Currently, the Company has no registered copyrights for its database-related software.

     The patentability of partial gene sequences in general is highly uncertain, involves complex legal and factual questions and has recently been the subject of much controversy. No clear policy has emerged with respect to the breadth of claims allowable for partial gene fragments. There is significant uncertainty as to what claims, if any, will be allowed on partial gene sequences derived through high-throughout gene sequencing. Certain court decisions suggest that disclosure of a partial sequence may not be sufficient to support the patentability of a full-length sequence and that patent claims to a partial sequence may not cover a full-length sequence inclusive of that partial sequence. In 1996, the United States Patent and Trademark Office ("USPTO") issued guidelines limiting the number of gene sequences that can be examined in a single patent application. Many of the Company's patent applications containing multiple partial sequences contain more sequences than the maximum number allowed under the new guidelines. The Company is reviewing its options, and it is possible that due to the resources needed to comply with the guidelines, the Company may decide to abandon patent applications for some of its partial gene sequences. To date, no patent has issued from any of the Company's patent applications claiming partial gene sequences.

     There can be no assurance that patent applications relating to the Company's products or processes will result in patents being issued, or that any issued patents will be enforceable against competitors. Even if patents are issued on the basis of gene sequences, there may be uncertainty as to the scope of the coverage, enforceability or commercial protection provided by any such patents. See "Factors That May Affect Results--Uncertainty of Protection of Patents and Proprietary Rights."

     As the biotechnology industry expands, more patents are issued and other companies engage in the business of discovering genes through the use of high speed sequencers and other genomic-related businesses, the risk increases that the Company's potential products, and the processes used to develop these products, may be subject to claims that they infringe the patents of others. Further, the Company is aware of several issued patents in the field of microarray or gridding technology, which can be utilized in the generation of gene expression information. Certain of these patents are the subject of litigation. Therefore, the Company's operations may require it to obtain licenses under any such patents or proprietary rights, and no assurance can be given that such licenses would be made available on terms acceptable to the Company. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. The Company believes that certain of its patent applications cover genes which may also be claimed in patent applications filed by other parties. Interference proceedings may be necessary to establish which party was the first to invent a particular sequence for the purpose of patent protection. Such litigation or interference proceedings could result in substantial costs to, and diversion of effort by the Company; and may have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that such proceedings or litigation would be resolved in the Company's favor.

     On January 6, 1998 Affymetrix, Inc. ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware alleging infringement of U.S. patent number 5,445,934, "Array of oligonucleotides on solid substrate," by both Synteni and Incyte. The Company believes that it and Synteni have meritorious defenses and intend to defend the suit vigorously. See "Factors That May Affect Results--Litigation."


Competition

     There are a finite number of genes in the human genome, and competitors may seek to identify, sequence and determine in the shortest time possible the biological function of a large number of genes in order to obtain a proprietary position with respect to the largest number of new genes discovered. A number of companies, institutions, and government-financed entities, are engaged in gene sequencing, gene discovery, gene expression analysis, positional cloning and other genomic service businesses. Many of these companies, institutions and entities have greater financial and human resources than the Company. In addition, the Company is aware that other companies have developed genomic databases and are marketing, or have announced their intention to market, their data to pharmaceutical companies. The Company expects that additional competitors may attempt to establish gene sequence, gene expression or other genomic databases in the future.

     In addition, competitors may discover and establish patent positions with respect to gene sequences in the Company's databases. Further, certain entities engaged in gene sequencing, including Merck and TIGR, have made the results of their sequencing efforts publicly available. These patent positions, or the public availability of gene sequences comprising substantial portions of the human genome or on microbial or plant genes, could decrease the potential value of the Company's databases to the Company's collaborators and adversely affect the Company's ability to realize royalties or other revenue from commercialization of products based upon such genetic information.

     The gene sequencing machines that are utilized in the Company's high-throughput computer-aided gene sequencing operations are commercially available and are currently being utilized by several competitors. Moreover, some of the Company's competitors or potential competitors are in the process of developing, and may successfully develop, proprietary sequencing technologies that may be more advanced than the technology used by the Company. Specifically, the Company is aware that there are a number of companies pursuing alternative methods for deriving gene expression information, including those developing microarray technologies. At least one other company currently offers microarray-based services that might be competitive with those offered by Synteni. These advanced sequencing or gene expression technologies, if developed, may not be commercially available for purchase or license by the Company on reasonable terms, or at all.

     A number of companies have announced their intent to develop and market software to assist pharmaceutical companies and academic researchers in the management and analysis of their own genomic data, as well as the analysis of sequence data available in the public domain. Some of these entities have access to significantly greater resources than the Company and there can be no assurance that these products would not achieve greater market acceptance than the products offered by the Company.

     The Company believes that the features and ease of use of its database software, its experience in high- throughput gene sequencing, the cumulative size of its database, the quality of the data, including the annotations in its database, and its experience with bioinformatics and database software are important aspects of the Company's competitive position.

     The genomics industry is characterized by extensive research efforts and rapid technological progress. New developments are expected to continue and there can be no assurance that discoveries by others will not render the Company's services and potential products noncompetitive. In addition, significant levels of research in biotechnology and medicine occur in universities and other non-profit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. These entities also compete with the Company in recruiting talented scientists. See "Factors That May Affect Results-- Competition and Technological Changes."


Government Regulation

     Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by a licensee of the Company or by the Company. At the present time the Company does not intend to develop any pharmaceutical products itself. The Company's agreements with its database collaborators provide for the payment to the Company of royalties on any pharmaceutical products developed by such collaborators derived from proprietary information obtained from Incyte's genomic databases. Thus, the receipt and timing of regulatory approvals for the marketing of such products may have a significant effect in the future on the Company's revenues. Pharmaceutical products developed by licensees will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the United States Food and Drug Administration in the United States and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, recordkeeping and marketing of such pharmaceutical products, including the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations require the expenditure of substantial resources over a significant period of time, and there can be no assurance that any approvals will be granted on a timely basis, if at all. Any such delay in obtaining or failure to obtain such approvals could adversely affect the Company's ability to earn milestone payments, royalties or other license-based fees. Additional governmental regulations that might arise from future legislation or administrative action cannot be predicted, and such regulations could delay or otherwise affect adversely regulatory approval of potential pharmaceutical products. See "Factors That May Affect Results--Reliance on Pharmaceutical Industry; Uncertainty of Health Care Reform and Related Matters."


Human Resources

     As of January 31, 1998, the Company had 676 full-time equivalent employees (141 of whom were contract or part-time employees), including 211 in sequencing and reagent production, 168 in bioinformatics, 132 in research and technology development, 108 in marketing, sales and administrative positions and 57 at Synteni. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good. The Company's future success will depend in part on the continued service of its key scientific, software, bioinformatics and management personnel and its ability to identify, hire and retain additional personnel, including personnel in the customer service, marketing and sales areas. There is intense competition for qualified personnel in the areas of the Company's activities, especially with respect to experienced bioinformatics and software personnel, and there can be no assurance that the Company will be able to continue to attract and retain such personnel necessary for the development of the Company's business. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and operating results. See "Factors That May Affect Results--Management of Growth" and "--Dependence on Key Employees."

Factors That May Affect Results

     Uncertain Effects of the Synteni Merger. The combination of Synteni and the Company involves several potential operating and business risks, including the integration of Synteni's and the Company's businesses and management in a timely, efficient and effective manner, the timely integration of Synteni's microarray technology and services with the Company's database products and services, integration of the respective sales and marketing and research and development efforts, and any resulting loss of efficiency or loss of employees. The combined companies may not realize any revenue enhancements or cost savings or maintain Synteni's business relationships with its customers after the merger. Also, any cost savings that are realized due to the merger may be offset by increases in other expenses or operating losses, including losses due to problems in integrating the two companies. See "--Risks Associated With Acquisitions." Although the Company believes that beneficial synergies will result from the Synteni merger, the combination of the two companies' businesses, even if achieved in an efficient, effective and timely manner, may not result in combined results of operations and financial condition superior to what would have been achieved by each company independently, and may take longer than expected. The issuance of the Company's Common Stock in connection with the merger, together with Synteni's operating losses, will reduce the Company's net income per share, which could affect adversely the market price of the Company's Common Stock unless and until revenue growth, cost savings or other business synergies sufficient to offset the effect of such issuance can be achieved. This growth, savings and synergies may never be achieved. See "--History of Operating Losses; Uncertainty of Continued Profitability or Revenues."

     Risks Associated with Acquisitions. As part of its business strategy, the Company may from time to time acquire assets and businesses principally relating to, or complementary to, its operations. These acquisitions may include acquisitions for the purpose of acquiring specific technology. The Company acquired two companies, Genome Systems, Inc. ("Genome Systems") and Combion, Inc. ("Combion"), in 1996 and acquired Synteni in January 1998. If the Company acquires additional businesses that are not located near the Company's Palo Alto, California headquarters, the Company may experience more difficulty integrating and managing the acquired businesses' operations. These and any other acquisitions by the Company involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following: the Company may be exposed to unknown liabilities of acquired companies; the Company may incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company may experience difficulty and expense of assimilating the operations and personnel of the acquired businesses; the Company's ongoing business may be disrupted and its management's time and attention may be diverted; the Company may be unable to integrate successfully or to complete the development and application of acquired technology and may fail to achieve the anticipated financial, operating and strategic benefits from these acquisitions; the Company may experience difficulties in establishing and maintaining uniform standards, controls, procedures and policies; the Company's relationships with key employees and customers of acquired businesses may be impaired, or these key employees and customers may be lost, as a result of changes in management and ownership of the acquired businesses; the Company may incur amortization expenses if an acquisition is accounted for as a purchase; and the Company's stockholders may be diluted if the consideration for the acquisition consists of equity securities. The Company may not overcome these risks or any other problems encountered in connection with acquisitions. If the Company is unsuccessful in doing so, its business, financial condition and results of operations could be materially and adversely affected.

     History of Operating Losses; Uncertainty of Continued Profitability or Revenues. For the years ended December 31, 1997, 1996 and 1995, the Company had net income (losses) of $10.4 million, ($6.8 million) and ($9.9 million), respectively, and as of December 31, 1997, the Company had an accumulated deficit of $26.1 million. The Company has experienced substantial revenue growth since 1995 and has reported quarterly profits since the fourth quarter of 1996. However, the Company may not be able to maintain revenue growth or profitability. The Company's continued investment in new product and technology development, obligations under existing and future research and development alliances, and increased investment in marketing, sales and customer service will require a continued increase in expenditures in 1998 and beyond. In addition, the Company's earnings per shares and rate of growth in profitability will likely be decreased for at least the first half of 1998, if not longer, as a result of the incorporation into its consolidated results of operations the losses incurred by the Synteni operations. Synteni's ability to contribute to the profitability of the Company will be dependent on the ability of the Company and Synteni to obtain high volume customers for Synteni's microarray services. To date Synteni's microarray service agreements consist of small volume pilot or feasibility agreements. The Company's ability to achieve and maintain significant revenues will be dependent upon its ability to obtain additional database collaborators and retain existing collaborators. The Company's ability to maintain profitability will be dependent upon its ability to obtain such database collaborators, the level of expenditures necessary for the Company to maintain and support its services to its collaborators, and the extent to which it incurs research and development, investment, acquisition-related or other expenses related to the development and provision of its products and services to database collaborators. While, as of February 1998, the Company had twenty database collaborations, the Company may be unable to enter into any additional collaborations. Further, the Company's database collaboration agreements typically have a term of three years. Some of these agreements require the Company to meet certain performance obligations. These agreements may not be renewed upon expiration, and a database collaboration agreement may be terminated earlier by a collaborator if the Company breaches the agreement and fails to cure such breach within a specified period. In addition one database collaborator has the right on 30 days' written notice to terminate its database collaboration agreement. The loss of revenues from any database collaborator could have a material adverse effect on the Company's business, financial condition and results of operations.

     Part of the Company's commercialization strategy is to license to database collaborators the Company's patent rights to individual partial genes or full-length cDNA sequences from the Company's proprietary sequence database, for development as potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical testing and regulatory approval prior to commercialization. Accordingly, the Company does not expect to receive any milestone or royalty payments from any such licenses for a substantial period of time, if at all.

     Fluctuations in Operating Results. The Company's operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors, including changes in the demand for the Company's products and services, the pricing of database access to database collaborators, the nature, pricing and timing of other products and services provided to the Company's collaborators, changes in the research and development budgets of the Company's collaborators and potential collaborators, capital expenditures, acquisition and licensing costs and other costs related to the expansion of the Company's operations, including operating losses of acquired businesses such as Synteni, the introduction of competitive databases or services, and expenses related to, and results of, litigation. In particular, the Company has a limited ability to control the timing of database installations, there is a lengthy sales cycle required for the Company's database products, the Company's revenue levels are difficult to forecast, the time required to complete custom orders can vary significantly and the Company's increasing investments in external alliances could result in significant quarterly fluctuations in expenses due to the payment of milestones, license fees or research payments. The Company's investments in joint ventures and businesses, particularly diaDexus, a joint venture with SB, may require the Company to record losses or expenses related to its proportionate ownership interest in such entities, to record charges for the acquisition of in-process technologies, or to record charges for recognition of the impairment in the value of the securities underlying such investments. In addition, the Company could incur substantial expenses in its defense of the lawsuit filed in January 1998 by Affymetrix alleging patent infringement by Synteni and Incyte. See "--Litigation." The need for continued investment in development of the Company's databases and related products and services and for extensive ongoing collaborator support capabilities results in significant fixed expenses. If revenue in a particular period does not meet expectations, the Company may not be able to adjust significantly its level of expenditures in such period, which would have an adverse effect on the Company's operating results. The Company may also experience difficulty in forecasting levels of operating expenditures for, and integration-related expenses with respect to, subsidiaries acquired through acquisitions, at least until a substantial period of time has passed since the acquisition date. This is particularly true when attempting to forecast expenditure levels for acquired businesses that focus on technologies for which there is not yet an established market. The Company believes that quarterly comparisons of its financial results will not necessarily be meaningful and should not be relied upon as an indication of future performance. Due to the foregoing and other unforeseen factors, it is likely that in some future quarter or quarters the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

     Competition and Technological Changes. There are a finite number of genes in the human genome, and competitors may seek to identify, sequence and determine in the shortest time possible the biological function of a large number of genes in order to obtain a proprietary position with respect to the largest number of new genes discovered. There are a number of companies, other institutions, and government-financed entities engaged in gene sequencing, gene discovery, gene expression analysis, positional cloning and other genomic service businesses. Many of these companies, institutions and entities have greater financial and human resources than the Company. In addition, the Company is aware that other companies have developed genomic databases and are marketing, or have announced their intention to market their data to pharmaceutical companies. The Company expects that additional competitors may attempt to establish gene sequence, gene expression or other genomic databases in the future.

     In addition, competitors may discover and establish patent positions with respect to gene sequences in Company's databases. Further, certain entities engaged in gene sequencing, including Merck and TIGR, have made the results of their sequencing efforts publicly available. These patent positions or the public availability of gene sequences comprising substantial portions of the human genome or on microbial or plant genes could decrease the potential value of the Company's databases to the Company's collaborators and adversely affect the Company's ability to realize royalties or other revenue from commercialization of products based upon this genetic information.

     The gene sequencing machines that are utilized in the Company's high-throughput computer-aided gene sequencing operations are commercially available and are currently being utilized by several competitors. Some of the Company's competitors or potential competitors are in the process of developing, and may successfully develop, proprietary sequencing technologies that may be more advanced than the technology used by the Company. In addition, the Company is aware that there are a number of companies, in addition to Synteni, pursuing alternative methods for generating gene expression information, including those that have developed, and are developing, microarray technologies. At least one other company currently offers microarray-based services that might be competitive with those offered by Synteni. These advanced sequencing or gene expression technologies, if developed, may not be commercially available for purchase or license by the Company on reasonable terms, if at all.

     A number of companies have announced their intent to develop and market software to assist pharmaceutical companies and academic researchers in the management and analysis of their own genomic data, as well as the analysis of sequence data available in the public domain. Some of these entities have access to significantly greater resources than the Company and these products may achieve greater market acceptance than the Company's products.

     The Company's databases also require extensive software support and incorporate features determined by database collaborators' needs. If the Company experiences delays or difficulties in implementing its database software or collaborator-requested features, its ability to service its collaborators may be adversely affected, which might have an adverse effect on the Company's business and operating results.

     The genomics industry is characterized by extensive research efforts and rapid technological progress. To remain competitive, the Company will be required to continue to expand its databases and to enhance the functionality of its bioinformatics and database software. New developments are expected to continue and discoveries by others may render the Company's services and potential products noncompetitive.

     New and Uncertain Business. The Company's genomic database business and the use of its databases, software tools and related services to assist its collaborators and potentially improve the efficiency of the traditional drug discovery process represent a business for which there is no precedent. In addition, Synteni's microarray services business represents a business for which there is no precedent. The Company's database collaborators or potential collaborators, or Synteni's current or potential customers, may determine that the databases, software tools and microarray and related services provided by the Company and Synteni are not useful or cost-effective. The

Company's strategy of using high-throughput sequencing to identify genes rapidly and obtain proprietary rights in as many genes as possible and Synteni's strategy of using microarrays to identify differentially expressed genes is unproven. In addition, the Company has limited experience in providing bioinformatics software and database products and services. The Company's ability to sustain profitability depends on attracting additional collaborators and retaining existing collaborators for its database, sequencing and software products and services and Synteni's microarray services. The nature and price of these database, sequencing and software products and services and microarray services are such that there is a limited number of pharmaceutical and biotechnology companies that are potential collaborators for such products and services. Additional factors that may affect demand for the Company's products and services include the extent to which potential collaborators choose to conduct in-house gene sequencing and bioinformatics analysis, the emergence of competitors offering similar services at competitive prices, the ability of the Company to service satisfactorily its existing collaborators, the extent to which the gene and related information in the Company's database is made public by, or is the subject of, patents issued to others, the Company's ability to establish and enforce proprietary rights to its products, and the emergence of technological innovations in gene sequencing, gene expression profiling or bioinformatics and relational database software that are more advanced than the technology used by and available to the Company. The Company may be unable to attract additional collaborators on acceptable terms for its products and services or develop a sustainable profitable business.

     Risks Associated with Strategic Investments. The Company has funded and intends in the future to fund strategic equity investments in joint ventures or businesses that complement the business of the Company. These investments, such as the Company's investment in the diaDexus, may require the Company to record losses and expenses related to its proportionate ownership interest in such entities, the acquisition of in-process technologies, or the impairment in the value of the securities underlying such investments. These losses may exceed amounts anticipated, which could result in the Company's operating results being below the expectations of public market analysts and investors. These investments may often be made in securities for which there is no public trading market or in securities not registered under the Securities Act and therefore subject to trading restrictions, either of which increases the Company's risk of investment and reduces the liquidity of the Company's investment. In addition, the Company could be required to invest greater amounts than initially anticipated or to devote substantial management time to the management of research and development relationships and joint ventures. The occurrence of any of the foregoing could result in a material adverse effect on the Company's business, financial condition and results of operations.

     Lengthy Sales Cycle. The ability of the Company to obtain new collaborators for its databases, software tools and microarray and other services depends in significant part upon prospective collaborators' perceptions that the Company's databases, software tools, and services can help accelerate drug discovery efforts. The sales cycle is typically lengthy due to the education effort that is required, as well as the need to effectively sell the benefits of the Company's databases, software tools, and services to a variety of constituencies within potential collaborator companies. In addition, each database collaboration and microarray services agreement involves the negotiation of agreements containing terms that may be unique to each partner, such as the scope of any licenses granted and whether satellite database services or access to multiple database modules is desired. The Company may expend substantial funds and management effort with no assurance that a database collaboration will result.

     Uncertainty of Protection of Patents and Proprietary Rights. The Company's database business and competitive position are dependent in part upon its ability to protect its proprietary database information and software technology. Despite the Company's efforts to protect its proprietary database information and software technology, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary. Although the Company's database collaboration agreements require its collaborators to provide adequate security for, and to control access to the Company's databases, policing unauthorized use of the Company's databases and software by the Company or its collaborators is difficult. The Company relies on patent, trade secret, and copyright law, and nondisclosure and other contractual arrangements to protect its proprietary information.

     To date, the Company has been issued a number of patents with respect to the gene sequences in the Company's databases and has not been issued patents or registered copyrights for its related software. Patents cannot prevent others from developing, selling or licensing databases that include sequences which might be covered by the Company's patents and copyrights. The Company cannot prevent others from independently developing software that might be covered by any copyrights issued to the Company and trade secret laws do not prevent independent development. Thus, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary information, that this information will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets.

     The Company pursues a policy of having its employees, consultants and advisors execute proprietary information and invention agreements upon commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential except in specified circumstances. These agreements may not, however, provide meaningful protection for the Company's trade secrets or other proprietary information in the event of unauthorized use or disclosure of this information.

     The Company's current policy is to file patent applications on what it believes to be novel full-length cDNA sequences and partial sequences obtained through the Company's high-throughput computer-aided gene sequencing efforts. The Company has filed U.S. patent applications in which the Company has claimed certain partial gene sequences and has filed patent applications in the U.S. and applications under the PCT designating countries in Europe as well as Asia, Canada, Japan, Mexico and New Zealand claiming full-length gene sequences associated with cells and tissues that are the subject of the Company's high-throughput gene sequencing program. To date, the Company holds a number of issued U.S. patents on full-length genes, but no patent has issued from any of the Company's patent applications that claim partial gene sequences. The Company is aware that Merck (in conjunction with Washington University) and TIGR have made certain gene sequences publicly available, which may adversely affect the ability of the Company and others to obtain patents on such genes. The Company's ability to obtain patent protection for certain sequences that have been made publicly available may be adversely affected.

     The Company believes that certain of its patent applications claim genes which may also be claimed in patent applications filed by other parties. In some or all of these applications, a determination of priority of inventorship may need to be decided in an interference before the USPTO. Given the large number of applications filed by the Company, a large number of interferences could be expensive and time consuming. In addition, it is impossible to predict how many, if any, of the interferences would be resolved in the Company's favor.

     The patentability of partial gene sequences in general is uncertain, involves complex legal and factual questions, and has recently been the subject of much controversy. As a result, patent applications filed by the Company on such partial gene sequences may not result in issued patents. Even if patents are issued for partial gene sequences, there may be uncertainty as to the scope of the coverage, enforceability or commercial protection provided by any such patents. Certain court decisions suggest that disclosure of a partial sequence may not be sufficient to support the patentability of a full-length sequence and that patent claims to a partial sequence may not cover a full-length sequence inclusive of that partial sequence.

     The USPTO has had a substantial backlog of biotechnology patent applications and, in particular, applications that claim gene sequences. In 1996, the USPTO issued guidelines limiting the number of gene sequences that can be examined within a single patent application. Many of the Company's patent applications containing multiple partial sequences contain more sequences than the maximum number allowed under the new guidelines. The Company is reviewing its options and, due to the resources needed to comply with the guidelines, may decide to abandon patent applications for some of its partial gene sequences.

     In view of the possible delay in obtaining allowance of some of the Company's patent applications, and the secrecy of patent applications, the Company does not know if other applications that would have priority over the Company's applications have been filed. Furthermore, changes in U.S. patent laws resulting from the General Agreement on Tariffs and Trade ("GATT") became effective in June 1995. Most notably, GATT resulted in U.S. law being amended to change the term of patent protection from seventeen years from patent issuance to twenty years from the earliest effective filing date of the application.

Because the average time from filing to issuance of biotechnology applications is at least one year and may be more than three years depending on the subject matter, a twenty-year patent term from the date of filing may result in a substantially shortened term of patent protection, which may adversely affect the Company's period of exclusivity under any patents that may issue to the Company. Pending applications claiming large numbers of gene sequences may, in some situations, need to be refiled while claiming priority to the earliest filing date and, in such situations, the patent term will be measured from the date of the earliest priority application. This would reduce the patent term and have a potentially adverse effect on the Company's period of exclusivity.

     Biotechnology patent law outside the United States is even more uncertain and is currently undergoing review and revision in many countries. Further, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The Company may participate in opposition proceedings to determine the validity of its or its competitors' non-U.S. patents, which could result in substantial costs to and diversion of effort by the Company.

     As the biotechnology industry expands, more patents are issued and other companies engage in the business of discovering genes through the use of high speed sequencers and in other genomic-related businesses, the risk increases that the Company's potential products or the processes used by the Company to develop these products, may be subject to claims that they infringe the patents of others. Further, the Company is aware of several issued patents in the field of microarray or gridding technology, which can be utilized in the generation of gene expression information. Certain of these patents are the subject of litigation. Therefore, the Company's operations may require it to obtain licenses under any of these patents or proprietary rights, and these licenses may not be made available on terms acceptable to the Company. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. Interference proceedings may be necessary to establish which party was the first to invent or the first to obtain a particular gene sequence for the purpose of patent protection. Litigation or interference proceedings could result in substantial costs to, and diversion of effort by the Company, and may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, these efforts by the Company may not be successful.

     As is typical in the genomics and software industries, the Company has from time to time received notices from third parties alleging infringement claims. The Company believes that it is not infringing the patent rights of any such third party, and in circumstances in which the Company has determined a response to an alleged infringement claim to be appropriate, the Company has notified the claimant to that effect. To date, except as set forth below under "--Litigation," no third party has taken any action with respect to an alleged claim against the Company. There can be no assurance that action will not be taken against the Company in the future, either with respect to previously asserted or new claims or that if any action is taken, what the outcome of such action will be.

     Litigation. On January 6, 1998, Affymetrix filed a lawsuit in the United States District Court for the District of Delaware alleging infringement of U.S. patent number 5,445,934 (the "934 Patent") by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the U.S. high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorney's fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni. Incyte and Synteni believe they have meritorious defenses and intend to defend the suit vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of this suit, and litigation could result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this suit or the outcome thereof would be made available on commercially acceptable terms, if at all.

     Future Capital Needs; Uncertainty of Additional Funding. The Company believes that its existing cash, cash equivalents and marketable securities should be adequate to satisfy the Company's projected working capital, capital expenditure and other cash requirements at least through 1998. However, the Company may be unable to obtain additional database collaborators or retain existing collaborators for the Company's databases, and its database products and services may not produce revenues, which together with the Company's cash, cash equivalents, and marketable securities, will be adequate to fund the Company's cash requirements. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and genomic products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment or other capital expenditures, including capital equipment necessary to ensure that the Company's sequencing and microarray operations remain competitive; capital expenditures required to expand the Company's and Synteni's facilities; and costs associated with the integration of new operations assumed through mergers and acquisitions. In particular, the Company expects its cash requirements to increase in 1998 as it increases its investment in data processing-related computer hardware in order to support its existing and new database products; continues to seek access to technologies through investments, alliances, license agreements, and/or acquisitions; makes investments associated with integration of acquired companies; and addresses its needs for larger facilities and/or improvements in existing facilities. Changes in the Company's research and development plans, or other changes affecting the Company's operating expenses, may result in changes in the timing and amount of expenditures of the Company's capital resources. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company's existing stockholders. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaborative arrangements that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

     Management of Growth. The Company has recently experienced, and expects to continue to experience, significant growth in the number of its employees and the scope of its operations. This growth has placed, and may continue to place, a significant strain on the Company's management and operations. The Company's ability to manage effectively this growth will depend upon its ability to broaden its management team and its ability to attract, hire and retain skilled employees. The Company's success will also depend on the ability of its officers and key employees to continue to implement and improve its operational, management information and financial control systems and to expand, train and manage its employee base. In addition, the Company must continue to take steps to provide customer support resources as the number of overall database collaborators and the number of requests from collaborators increases. Further, the Company's database collaborators typically have worldwide operations and may require support at multiple U.S. and foreign sites. Providing this support may require the Company to open offices in addition to its Palo Alto, California headquarters and its office in the United Kingdom, which could result in additional burdens on the Company's systems and resources. The Company's inability to manage growth effectively, including its growth through acquisitions, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Employees. The Company is highly dependent on the principal members of its scientific and management staff, including Roy A. Whitfield, its Chief Executive Officer, and Randal W. Scott, its President and Chief Scientific Officer, the loss of whose services would have a material adverse effect on the Company's business. The Company has not entered into any employment agreements with any of these persons and does not maintain any key person life insurance policy on the life of any employee. The Company's future success also will depend in part on the continued service of its key scientific, software, bioinformatics and management personnel and its ability to identify, hire and retain additional personnel, including personnel in the customer service, marketing and sales areas. The Company experiences intense competition for qualified personnel in the areas of the Company's activities, especially with respect to experienced bioinformatics and software personnel, and there can be no assurance that the Company will be able to continue to attract and retain personnel necessary for the development of the Company's business. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Others. The Company relies on a limited number of suppliers of gene sequencing machines and certain reagents required in connection with the gene sequencing process. While other gene sequencing machines are available, the Company does not believe that they are as efficient as the machines currently used by the Company. In addition, while the Company is evaluating certain future generation gene sequencing machines, these future generation sequencing machines may never become commercially available, available at acceptable costs, or prove to be more effective than current machines. Patent right issues concerning certain current and future generation sequencing machines may also arise which could prevent the Company from using them or make their use more expensive. If the Company is unable to obtain additional machines or an adequate supply of reagents or other materials at commercially reasonable rates, its ability to continue to identify genes through gene sequencing would be adversely affected. In addition, although the Company obtains, from a number of sources, tissue samples from which mRNA may be isolated, the loss of access to some of these sources, increased fees for access to these sources or increased restrictions on use of the information generated could adversely affect the Company's business.

     The Company's strategy for the development of its database and sequencing business and the commercialization of its portfolio of partial and full-length gene sequences may require the Company to enter into various research and development relationships with corporate and academic collaborators and others. The success of these relationships is dependent upon the performance of outside parties of their responsibilities. The Company may not be able to establish collaborative arrangements or license agreements that the Company deems necessary or acceptable to develop its database and sequencing business or, in the future, to commercialize its portfolio of partial and full-length gene sequences. In addition, these collaborative arrangements or license agreements may not be successful. The Company's collaborators may also be pursuing alternative technologies or developing alternative products either on their own or in collaboration with others, including the Company's competitors.

     The Company has relied on scientific, technical, pathology, commercial and other data supplied and disclosed by others, including its academic collaborators and sources of tissue samples, and may rely on these data in the construction of its database. There can be no assurance that these data contains no errors or omissions, the knowledge of which would adversely change the prospects for the Company's business.

     Year 2000 Issue. As a result of computer programs being written using two digits, rather than four, the performance of the Company's computer systems and those of its suppliers and customers in the Year 2000 is uncertain. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company plans to initiate a Year 2000 project, using internal and external resources, to evaluate the impact of the Year 2000 on its products and operating systems. This will include the initiation of formal communications with its significant suppliers and customers to determine the extent to which the Company's interface systems are vulnerable to third party failures to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company will perform a comprehensive review of all internally used financial and administrative systems as well as internally developed products sold to customers. At this time, given that the Company's internal financial and administrative systems have been installed within the last few years, and all internally developed software-based products sold to customers have been developed over the last few years, the Company does not expect the cost of addressing the Year 2000 issue to have a material impact on the Company's business, results of operations or financial condition. However, there can be no guarantee that if modifications or replacement of portions of the software are necessary, it will be completed in a timely manner.

     Hazardous Materials; Environmental Matters. The Company's research and development involves the controlled use of hazardous and radioactive materials and biological waste. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of these materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and currently does not expect to make material additional capital expenditures for environmental control facilities in the near-term, the Company may in the future be required to incur significant costs to comply with environmental laws and regulations, and there can be no assurance that the operations, business or assets of the Company will not be materially or adversely affected by current or future environmental laws or regulations.

     Reliance on Pharmaceutical Industry; Uncertainty of Health Care Reform and Related Matters. The Company expects that all of its revenues in the foreseeable future will be derived from products and services provided to the pharmaceutical and biotechnology industries. Accordingly, the Company's success in the foreseeable future is directly dependent upon the success of the companies within those industries and their continued demand for the Company's products and services. The Company's operations may in the future be subject to substantial period-to-period fluctuations as a consequence of reductions and delays in research and development expenditures by companies in these industries resulting from factors such as changes in economic conditions, changes in the regulatory environment affecting health care and health care providers, pricing pressures, market-driven pressures on companies to consolidate and reduce costs, and other factors affecting research and development spending. The occurrence of any of the foregoing factors could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risk of Business Interruption. The Company conducts all of its sequencing and other activities at its facilities in Palo Alto, California, and Synteni conducts all of its operations at its facilities in Fremont, California. Both locations are in a seismically active area. Although the Company maintains business interruption insurance, the Company does not currently have, nor does it plan to obtain, earthquake insurance. A major catastrophe (such as an earthquake or other natural disaster) could result in a prolonged interruption of the Company's business.

ITEM 2.    PROPERTIES

     Incyte's headquarters are in Palo Alto, California, where its main research laboratories, sequencing facility, bioinformatics and administrative facilities are located. Incyte also operates facilities in St. Louis, Missouri. As of February 28, 1998, Incyte had multiple sublease and lease agreements covering approximately 112,000 square feet that expire on various dates ranging from March 1998 to January 2006. In addition, Synteni, leases a 28,000 square foot facility in Fremont, California. In July 1997, the Company entered into a multi-year lease with respect to a 95,000 square foot building to be constructed adjacent to the Company's Palo Alto headquarters. The Company is currently pursuing options to obtain temporary space suitable to meet current growth requirements until the Company can occupy the new Palo Alto building. There can be no assurance that suitable additional space will be available to the Company, when needed, on commercially reasonable terms. The Company's inability to obtain sufficient additional space, when needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.    LEGAL PROCEEDINGS

     On January 6, 1998, Affymetrix filed a lawsuit in the United States District Court for the District of Delaware alleging infringement of the '934 Patent by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the U.S. high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorney's fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni. Incyte and Synteni believe they have meritorious defenses and intend to defend the suit vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of this suit, and litigation could result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this suit or the outcome thereof would be made available on commercially acceptable terms, if at all.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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


         1996                              High                      Low
         ----                              ----                      ---

         First Quarter                     19 11/16                   12 5/16
         Second Quarter                    19 15/16                   11 9/16
         Third Quarter                     24 7/8                     16 1/4
         Fourth Quarter                    26 7/16                    17 3/4

         1997
         ----
         First Quarter                     37 1/4                     24 1/16
         Second Quarter                    35 7/8                     20 3/4
         Third Quarter                     42 1/4                     29 13/16
         Fourth Quarter                    45 1/4                     31 1/2

     The above high and low sales prices for the Common Stock have been adjusted to reflect the November 1997 two-for-one stock split effected in the form of a stock dividend.

     As of December 31, 1998, the Common Stock was held by 157 stockholders of record. The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included in Items 7 and 8 in this Report.



                                                                     Year Ended December 31,
                                                                     -----------------------

                                                  1997           1996           1995          1994           1993
                                                  ----           ----           ----          ----           ----
                                                           (in thousands, except per share amounts)
Statement of Operations Data:1
Revenues                                     $   88,351    $    41,785    $    12,212    $     1,512     $    672
Costs and expenses:
   Research and development                      68,927         40,864         19,212         11,169        4,764
   Selling, general and administrative           12,134          6,792          3,927          2,328          737
   Charge for purchase of in-process
        research and development                     --          3,165             --             --           --
                                             ----------    -----------    -----------    -----------     --------
          Total costs and expenses               81,061         50,821         23,139         13,497        5,501
                                             ----------    -----------    -----------    -----------     --------
Income (loss) from operations                     7,290         (9,036)       (10,927)       (11,985)      (4,829)
Interest and other income, net
   and losses from joint venture                  3,666          2,275            990            510           60
                                             ----------    -----------    -----------    -----------     --------
Income (loss) before income taxes                10,956        (6,761)         (9,937)       (11,475)      (4,769)
Provision for income taxes                          548             --             --             --           --
                                             ----------    -----------    -----------    -----------     --------
Net income (loss)                            $   10,408    $   (6,761)    $   (9,937)    $  (11,475)      $(4,769)
                                             ==========    ===========    ===========    ===========     ========

Basic net income (loss) per share2,3         $     0.47    $     (0.33)   $     (0.59)       $(0.82)       $(1.46)
                                             ==========    ===========    ===========        ======        ======
Number of shares used in computation
   of basic net income (loss) per share          22,215         20,313         16,734         14,060        3,264
                                             ==========    ===========    ===========    ===========     ========

Diluted net income (loss) per share2,3       $     0.43    $    (0.33)    $    (0.59)    $    (0.82)     $ (1.46)
                                             ==========    ===========    ===========    ===========     ========
Number of shares used in computation
   of diluted net income (loss) per share        24,158         20,313         16,734         14,060        3,264
                                             ==========    ===========    ===========    ===========     ========


                                                                          December 31,
                                                                          ------------
                                                   1997           1996           1995           1994         1993
                                                ---------      ---------      ---------     -----------      ----
Balance Sheet Data:1                                                      (in thousands)
Cash, cash equivalents and
   securities'available-for-sale             $  114,666    $    38,250    $    41,181    $    25,257      $15,540
Working capital                                  91,523         22,047         38,983         20,866       14,865
Total assets                                    193,090         66,876         58,782         29,350       17,807
Noncurrent portion of capital lease
   obligations and notes payable                     53             37            147            148          517
Accumulated deficit                             (26,114)       (36,522)       (29,761)       (19,824)      (8,349)
Stockholders' equity                            146,019         45,247         47,503         24,344       16,451

     1 1993, 1994, 1995, 1996 restated to reflect combined results and financial position of Incyte and Genome Systems.
     2 Basic and diluted net loss per share for all periods have been restated in accordance with FASB 128, which the Company adopted in December 31, 1997.
     3 Basic and diluted net loss per share for 1993 has been restated to retroactively reflect the requirements of Staff Accounting Bulletin No. 98, issued by the staff of the Securities and Exchange Commission in February 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included in Items 6 and 8 in this Report.

     When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to expected expenditure levels and the adequacy of capital resources, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the pharmaceutical industry in both research and development; risks relating to the development of new database products and their use by potential collaborators of the Company; the impact of technological advances and competition; the ability of the Company to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; the ability to successfully integrate the operations of recent business combinations; the cost of accessing technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene sequences and other genetic information; the viability of joint ventures and businesses in which the Company has purchased equity; and the matters discussed in Item 1 under the caption "Business--Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


Overview

     Incyte Pharmaceuticals, Inc. (the "Company") designs, develops and markets genomic database products, genomic data management software tools and related reagents and services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based tools used by pharmaceutical and biotechnology companies in drug discovery and development. In building the databases, the Company utilizes high-throughput, computer-aided gene sequencing and analysis technologies to identify and characterize the expressed genes of the human genome, as well as certain animal, plant and microbial genomes. In January 1998, the Company completed the acquisition of Synteni, Inc. ("Synteni"), a microarray-based gene expression company.

     Revenues recognized by the Company are predominantly related to database collaboration agreements and consist primarily of non-exclusive database access fees. Revenues also include sales of genomic screening products and services and fees for custom or "satellite" database services. The Company's database collaboration agreements provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database collaborators will ever generate products from information contained within the databases and thus that the Company will ever receive milestone payments or royalties.

     While the Company reported net income for 1997, there can be no assurance that the Company can maintain profitability. The Company's ability to maintain significant revenues will be dependent upon its ability to obtain additional database collaborators and retain existing collaborators. The Company's ability to maintain profitability will also be dependent upon the level of expenditures necessary for the Company to maintain and support its services to its collaborators and the extent to which it incurs research and development, investment, acquisition-related or other expenses related to the development and provision of its products and services to database collaborators. Further, the Company's database collaboration agreements typically have a term of three years. Some of these agreements require the Company to meet certain performance obligations. These agreements may not be renewed upon expiration and a database collaboration agreement may be terminated earlier by a collaborator if the Company breaches the agreement. In addition, one database collaborator has the right on 30 days' written notice to terminate its database collaboration agreement. There can be no assurance that any of the Company's database collaboration agreements will be renewed upon expiration or not terminated earlier in accordance with its terms. The loss of revenues from any database collaborator could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors including changes in the demand for the Company's products and services; the pricing of database access to database collaborators; the nature, pricing and timing of other products and services provided to the Company's collaborators; changes in the research and development budgets of the Company's collaborators and potential collaborators; capital expenditures; acquisition and licensing costs and other costs related to the expansion of the Company's operations, including operating losses of acquired businesses such as Synteni; the introduction of competitive databases or services; and expenses related to, and results of, litigation. In particular, the Company has a limited ability to control the timing of database installations; there is a lengthy sales cycle required for the Company's database products; the Company's revenue levels are difficult to forecast; the time required to complete custom orders can vary significantly; and the Company's increasing investments in external alliances could result in significant quarterly fluctuations in expenses due to the payment of milestones, license fees or research payments. The Company's investments in joint ventures and businesses, particularly diaDexus, LLC ("diaDexus"), a joint venture with SmithKline Beecham Corporation ("SB"), may require the Company to record losses or expenses related to its proportionate ownership interest in such entities, to record charges for the acquisition of in-process technologies, or to record charges for the recognition of the impairment in the value of the securities underlying such investments. In addition, the Company could incur substantial expenses in its defense of the lawsuit filed in January 1998 by Affymetrix, Inc. ("Affymetrix") alleging patent infringement by Synteni and Incyte. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement and, in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix further requests that any such damages be trebled on its allegation of willful infringement by Incyte and Synteni. Incyte and Synteni believe they have meritorious defenses and intend to defend the suit vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of this suit, and litigation, regardless of the outcome, could result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this suit or the outcome thereof would be made available on commercially acceptable terms, if at all. The need for continued investment in development of the Company's databases and related products and services and for extensive ongoing collaborator support capabilities results in significant fixed expenses. If revenue in a particular period does not meet expectations, the Company may not be able to adjust significantly its level of expenditures in such period, which would have an adverse effect on the Company's operating results. The Company may also experience difficulty in forecasting levels of operating expenditures for, and integration-related expenses with respect to, subsidiaries acquired through acquisitions, at least until a substantial period of time has passed since the acquisition date. This is particularly true when attempting to forecast expenditure levels for acquired businesses that focus on technologies for which there is not yet an established market. The Company believes that quarterly comparisons of its financial results will not necessarily be meaningful and should not be relied upon as an indication of future performance. Due to the foregoing and other unforeseen factors, it is likely that in some future quarter or quarters the Company's operating results may be below the expectations of public market analysts and investors. The Company believes that quarterly comparisons of its financial results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

     As a result of computer programs being written using two digits, rather than four, the performance of the Company's computer systems, and those of its suppliers and customers, in the Year 2000 is uncertain. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company plans to initiate a Year 2000 project, using internal and external resources, to evaluate the impact of the Year 2000 on its products and operating systems. This will include the initiation of formalcommunications with its significant suppliers and customers to determine the extent to which the Company's interface systems are vulnerable to third party failures to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company will perform a comprehensive review of all internally used financial and administrative systems as well as the internally developed products sold to customers. At this time, given that the Company's internal financial and administrative systems have been installed within the last few years, and all internally developed software-based products sold to customers have been developed over the last few years, the Company does not expect the cost of addressing the Year 2000 issue to have a material impact on the Company's business, results of operations or financial condition. However, there can be no guarantee that if modifications or replacement of portions of the software are necessary, it will be completed in a timely manner.

     In July 1996, the Company issued Common Stock in exchange for all of the outstanding shares of Genome Systems, Inc. ("Genome Systems"), a genomics service company located in St. Louis, Missouri. The transaction has been accounted for as a pooling of interests, and the consolidated financial statements discussed herein and all historical financial information have been restated to reflect the combined operations of both companies. In August 1996, the Company acquired for Common Stock Combion, Inc. ("Combion"), a microarray technology company located in Pasadena, California. The acquisition of Combion has been accounted for as a purchase, and the consolidated financial statements discussed herein include the results of Combion from the date of acquisition, August 15, 1996, forward. In September 1997, the Company formed a joint venture, diaDexus, with SB, which will utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company and SB each hold a 50 percent equity interest in diaDexus. The investment is accounted for under the equity method and the Company will record its share of diaDexus' earnings and losses on its statement of operations. In January 1998, the Company issued Common Stock in exchange for all of the outstanding capital stock of Synteni, a microarray-based genomics company located in Fremont, California. The transaction will be accounted for as a pooling of interests in 1998. Pro forma unaudited historical data summarizing the combined results of the Company and Synteni is set forth in Note 10 of Notes to Consolidated Financial Statements set forth in Item 8 of this report.

     As part of its business strategy, the Company may from time to time acquire assets and businesses principally relating to, or complementary to, its operations. These acquisitions, such as the acquisitions mentioned above, are accompanied by risks commonly encountered in acquisitions of companies. These risks include, among other things, potential fluctuations in the Company's quarterly and annual operating results (as discussed above), the difficulty and expense of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business and diversion of management time and attention, the inability to successfully integrate or to complete the development and application of acquired technology and the potential failure to achieve anticipated financial, operating and strategic benefits from such acquisitions, and difficulties in establishing and maintaining uniform standards, controls, procedures and policies.

     See "Business--Factors That May Affect Results" in Item 1 for a discussion of additional factors that could affect the Company's results of operations.


Results of Operations

     The Company recorded net income for the year ended December 31, 1997 of $10.4 million, compared to a net loss of ($6.8 million) and ($9.9 million) for the years ended December_31, 1996 and 1995, respectively. On a per share basis, basic net income per share was $0.47 for the year ended December 31, 1997 and basic net loss per share was ($0.33) and ($0.59) for the years ended December_31, 1996 and 1995, respectively. Diluted net income per share was $0.43 for the year ended December 31, 1997 and diluted net loss per share was ($0.33) and ($0.59) for the years ended December 31, 1996 and 1995, respectively. The net income per share in 1997 reflects the issuance of 2.7 million shares in an August 1997 follow-on public offering. The net loss per share in 1996 and 1995 reflects the issuance of 0.6 million shares in 1996 in connection with the Company's business combinations with Genome Systems and Combion and the issuance of 3.7 million shares in a November 1995 follow-on public offering. All share and per share data have been adjusted retroactively for a two-for-one stock split effected in the form of a stock dividend paid on November 7, 1997 to holders of record on October 17, 1997.

     Revenues. Revenues for the years ended December 31, 1997, 1996 and 1995 were $88.4 million, $41.8 million and $12.2 million, respectively. Revenues resulted primarily from database access fees and, to a much lesser extent, from custom satellite database services and genomic screening products and services. The increase in revenues from year to year was predominantly driven by an increase in the number of database collaboration agreements.

     Expenses. Total costs and expenses for the years ended December 31, 1997, 1996 and 1995 were $81.1 million, $50.8 million and $23.1 million, respectively. Total costs and expenses for the year ended December 31, 1996 included a one-time charge of $3.2 million for the purchase of in-process research and development relating to the acquisition of Combion. Total costs and expenses are expected to increase in the foreseeable future due to continued investment in new product and technology development, obligations under existing and future research and development alliances, and increased investment in marketing, sales and customer services. However, if the Company does not obtain additional collaborators in a timely manner, if the Company's database collaborators do not renew their collaboration agreement at the end of their applicable terms, or if the delivery of custom orders is delayed, the Company may not be able to adjust significantly its level of expenditures in any period, which would have an adverse effect on the Company's operating results.

     Research and development expenses for the years ended December 31, 1997, 1996 and 1995 were $68.9 million, $40.9 million and $19.2 million, respectively. The increase in research and development expenses resulted primarily from an increase in bioinformatics and software development efforts, increased data and reagent production capacity, technology development initiatives, license and milestone payments under research and development alliances, and increased costs related to intellectual property protection. The Company expects research and development spending to increase over the next few years as the Company continues to pursue the development of new database products and services, expands it microarray operations, invests in new technologies, and invests in the continued protection of its intellectual property.

     Selling, general and administrative expenses for the years ended December 31, 1997, 1996 and 1995 were $12.1 million, $6.8 million and $3.9 million, respectively. The increase in selling, general and administrative expenses resulted primarily from the growth in marketing, sales, customer support, and corporate administration. The Company expects that selling, general and administrative expenses will continue to increase due to continued growth in marketing, sales and customer support; the expansion of the Company's United Kingdom operations; and legal expenses related to Company's defense, and potential damages and fees, in the patent infringement lawsuit file by Affymetrix in January 1998.

     Interest and Other Income, Net. Interest and other income, net for the years ended December 31, 1997, 1996 and 1995 were $4.0 million, $2.3 million and $1.0 million, respectively. Interest and other income, net increased as a result of increased interest income from higher average combined cash, cash equivalent and marketable securities balances.

     Losses from Joint Venture. Losses from joint ventures were $0.3 million for the year ended December 31, 1997. The loss represents the Company's share of diaDexus' losses from operations. Since diaDexus was formed in September 1997, no losses from joint ventures were recognized prior to 1997. The Company expects that losses from joint ventures will increase in 1998, accounting for a full year of expanding operations

     Income Taxes. The estimated effective annual income tax rate for 1997 is 5%, which represents the provision of federal and state alternative minimum taxes after utilization of net operating loss carryforwards. No provisions have been recorded prior to the 1997 fiscal year as the Company incurred annual net operating losses.

Liquidity and Capital Resources

     As of December 31, 1997, the Company had $114.7 million in cash, cash equivalents and marketable securities, compared to $38.3 million as of December 31, 1996. This increase was primarily due to net proceeds of $87.2 million from the issuance of common stock in a July 1997 follow-on public offering. The Company has classified all of its marketable securities as short-term, as the Company may not hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

     Net cash provided by operating activities was $18.7 million for the year ended December 31, 1997, compared to $16.3 million for the year ended December 31, 1996 and net cash used by operating activities of $8.8 million for the year ended December 31, 1995. The increase in net cash provided by operating activities in 1997 compared to 1996 resulted primarily from increases in deferred revenue due to the prepayment of database collaboration fees, the change from net loss to net income, and increased depreciation and amortization expenses partially offset by the increase in accounts receivable. Net cash provided by operating activities in 1996 as compared to a use of cash in 1995 resulted from increases in deferred revenue and accounts payable, and decreases in net loss and accounts receivable. In the future, net cash generated by operating activities may fluctuate significantly from period to period due to the timing of large prepayments by database collaborators.

     The Company's investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and long-term investments. Capital expenditures for the years ended December 31, 1997, 1996 and 1995 were $26.1 million, $20.2 million and $8.0 million, respectively. Capital expenditures increased in 1997 and 1996 primarily due to investments in computer and laboratory equipment as well as leasehold improvements related to the expansion of the Company's facilities. The Company has entered into a multi-year lease with respect to a 95,000 square foot building to be constructed adjacent to the Company's Palo Alto headquarters. The Company does not expect to incur expenses related to this facility until late 1998 or early 1999. Long-term investments in companies with which the Company has research and development alliances increased to $8.2 million for the year ended December 31, 1997 from $0.3 million for the year ended December 31, 1996. New investments in 1997 included equity investments in NetGenics, Inc. and OncorMed, Inc. In addition, $6.0 million was categorized as restricted cash due to future obligations to diaDexus pursuant to a joint venture agreement with SB entered into in 1997. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, capital expenditures and maturity/sales and purchases of marketable securities.

     Net cash provided by financing activities was $90.2 million, $1.5 million and $32.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. Net cash provided by financing activities in 1997 and 1995 was primarily due to proceeds from follow-on public stock offerings in August 1997 and November 1995, respectively, while net cash provided by financing activities in 1996 was due to issuances of common stock upon exercise of stock options.

     Based upon its current plans, the Company believes that its existing resources and anticipated cash flow from operations will be adequate to satisfy its capital needs at least through 1998. However, the Company may be unable to obtain additional collaborators or retain existing collaborators for the Company's databases, and its database products and services may not produce revenues which, together with the Company's cash, cash equivalents and marketable securities, would be adequate to fund the Company's cash requirements. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and genomic products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure the Company's sequencing and microarray operations remain competitive; capital expenditures required to expand the Company's and Synteni's facilities; and costs associated with the integration of new operations assumed through mergers and acquisitions. In particular, the Company expects its cash requirements to increase in 1998 as it increases its investment in data processing-related computer hardware in order to support its existing and new database products; continues to seek access to technologies through investments, alliances, license agreements, and/or acquisitions; makes investments associated with integration of acquired companies; and addresses its needs for larger facilities and/or improvements in existing facilities. The Company expects to continue to fund future operations with revenues from genomic database products and services in addition to using its current cash, cash equivalents and marketable securities. Changes in the Company's research and development plans or other changes affecting the Company's operating expenses may result in changes in the timing and amount of expenditures of the Company's capital resources. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company's existing stockholders. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaborative arrangements that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                              Page
Report of Ernst & Young LLP, Independent Auditors...........................................................   30

Consolidated Balance Sheets at December 31, 1997 and 1996...................................................   31

Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995..................   32

Consolidated Statement of Stockholders' Equity for the three year period ended December 31, 1997............   33

Consolidated Statements of Cash Flow for the years ended December 31, 1997, 1996 and 1995...................   34

Notes to the Consolidated Financial Statements..............................................................   36


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders of Incyte Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Incyte Pharmaceuticals, Inc., as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Pharmaceuticals, Inc., at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                            /S/ERNST & YOUNG LLP


Palo Alto, California
January 12, 1998



                          INCYTE PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEET
              (in thousands, except number of shares and par value)



                                                                                             December 31,
                                                                                  -----------------------------
                                                                                         1997             1996
                                                                                  --------------       --------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $   51,169      $    7,628
   Restricted cash                                                                        6,000              --
   Marketable securities - available-for-sale                                            57,497          30,622
   Accounts receivable                                                                   19,851           2,126
   Prepaid expenses and other current assets                                              3,651           2,799
                                                                                     ----------      ----------
      Total current assets                                                              138,168          43,175

Property and equipment, net                                                              36,943          22,936
Long-term investments                                                                    14,800             313
Deposits and other assets                                                                 3,179             452
                                                                                     ----------      ----------
      Total assets                                                                   $  193,090      $   66,876
                                                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $    5,503      $    4,670
   Accrued liabilities                                                                    4,860             727
   Accrued compensation expense                                                           3,192             853
   Due to* joint venture                                                                   6,000             ---
   Deferred revenue                                                                      27,090          14,878
                                                                                     ----------      ----------
      Total current liabilities                                                          46,645          21,128

Non-current portion of accrued rent and other non-current liabilities                       426             501
                                                                                     ----------      ----------
      Total liabilities                                                                  47,071          21,629
                                                                                     ----------      ----------

Commitments

Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized;
      none issued and outstanding at December 31, 1997 and 1996                              --              --
   Common stock, $0.001 par value; 75,000,000 shares authorized;
      24,051,509 shares issued and outstanding at December 31, 1997;
      20,894,602 shares at December 31, 1996                                                 24              21
   Additional paid-in capital                                                           172,053          81,821
   Unrealized gains (losses) on marketable securities and other                              56            (73)
   Accumulated deficit                                                                 (26,114)        (36,522)
                                                                                                     ----------
      Total stockholders' equity                                                        146,019          45,247
                                                                                     ----------      ----------
      Total liabilities and stockholders' equity                                     $  193,090      $   66,876
                                                                                     ==========      ==========

See accompanying notes


                          INCYTE PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                               Year Ended December 31,
                                                                       ----------------------------------------
                                                                             1997          1996            1995
                                                                       ----------------------------------------

Revenues (Notes 1 and 2)                                               $   88,351    $   41,785      $   12,212

Costs and expenses:
   Research and development                                                68,927        40,864          19,212
   Selling, general and administrative                                     12,134         6,792           3,927
   Purchase of in-process research and development                              '         3,165              --
                                                                       ----------    ----------      ----------
Total costs and expenses                                                   81,061        50,821          23,139

Income (loss) from operations                                               7,290       (9,036)        (10,927)

Interest income                                                             4,118         2,495           1,186
Interest and other expense                                                  (152)         (220)           (196)
Losses from joint venture                                                   (300)            --              --
                                                                       ----------    ----------      ----------
Income (loss) before income taxes                                          10,956       (6,671)         (9,937)

Provision for income taxes                                                    548            --              --
                                                                       ----------    ----------      ----------

Net income (loss)                                                      $   10,408    $  (6,761)      $  (9,937)
                                                                       ==========    =========       ==========


Basic net income (loss) per share                                      $     0.47    $   (0.33)      $   (0.59)
                                                                       ==========    =========       ==========

Shares used in computing basic net income (loss) per share                 22,215        20,313          16,734
                                                                       ==========    ==========      ==========


Diluted net income (loss) per share                                    $     0.43    $   (0.33)      $   (0.59)
                                                                       ==========    ==========      ==========

Shares used in computing diluted net income (loss) per share               24,158        20,313          16,734
                                                                       ==========    ==========      ==========

See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except number of shares)


                                                                       Unrealized
                                                     Additional     Gains(Losses) on                                      Total
                                         Common       Paid-in          Marketable         Deferred        Accumulated  Stockholders'
                                         Stock        Capital       Securities and       Compensation       Deficit       Equity
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1994              16          44,485             22              (355)          (19,824)       24,344

Issuance of 57,630 shares of
 Common Stock upon exercise of
 stock options                             --              88             --                --                --               88
Issuance of 3,674,000 shares of
 Common Stock, net of expenses and
 underwriters' fees of $2,232               4          32,667             --                --                --           32,671
Amortization of deferred compensation      --              --             --               326                --              326
Net change in unrealized gains (losses)
 on marketable securities                  --              --             11                --                --               11
Net  (loss)                                --              --             --                --            (9,937)          (9,937)
                                   ----------        ---------      ---------         ----------          ---------        ---------
Balances at December 31, 1995              20          77,240             33               (29)          (29,761)          47,503

Issuance of 457,296 shares of
 Common Stock upon exercise of
 stock options and 299,398 shares
 upon exercise of warrant                   1           1,581             --                --                --            1,582
Issuance of 146,342 shares of
 Common Stock in exchange for
 shares of Combion, Inc.                   --           3,000             --                --                 --           3,000
Amortization of deferred
 compensation                              --              --             --                29                 --              29
Net change in unrealized gains
 (losses) on marketable securities         --              --           (106)               --                 --           (106)
Net (loss)                                 --              --             --                --             (6,761)        (6,761)
                                    ----------        ---------    -----------       ----------           ---------      --------
Balances at December 31, 1996              21          81,821            (73)               --            (36,522)         42,247

Issuance of 2,755,426 shares of
 Common Stock, net of expenses and
 underwriters' fees of $5,065               3          87,239              --               --                 --          87,242
Issuance of 386,547 shares of
 Common Stock upon exercise of
 stock options and 14,934 shares
 upon exercise of warrant                  --           2,993              --               --                 --           2,993
Net change in unrealized gains
 (losses) on marketable securities         --              --             127               --                 --             127
Net change in cumulative
 translation adjustment                    --              --               2               --                 --               2
Net income                                 --              --              --               --             10,408          10,408
                                    ----------        --------       ---------       ----------          ---------        -------
Balances at December 31, 1997       $      24        $172,053        $     56        $      --           $(26,114)        $146,019
                                    ==========       =========       =========       ==========          ==========       ========



                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS(in thousands)
               (Increase (decrease) in cash and cash equivalents)




                                                                           Year Ended December 31,
                                                         1997                        1996                          1995
                                                  -----------------            ------------------              ------------
Cash flows from Operating
 Activities
Net income (loss)                                  $  10,408                    $ (6,761)                       $  (9,937)
Adjustments to reconcile
 net loss to net cash
 provided by (used in)
 operating activities:
   Depreciation and amortization                      10,412                       6,461                             2,750
   Expense for abandoned equipment                        --                          --                               124
   Noncash portion of purchase of
    in-process research and development                   --                       3,000                                --
   Changes in certain assets and liabilities:
    Accounts receivable                              (18,451)                      5,174                           (7,439)
    Prepaid expenses, deposits and other assets       (3,102)                     (2,034)                            (571)
    Accounts payable                                     851                       2,326                               760
    Deferred revenue                                  12,212                       7,610                             4,498
    Accrued and other liabilities                      6,388                         535                             1,014
                                               --------------                 ------------                    ------------
Total adjustments                                      8,310                      23,072                             1,136
                                               --------------                -------------                    ------------
Net cash provided by (used in)
 operating activities                                 18,718                      16,311                           (8,801)
                                               ---------------               -------------                    ------------

Cash Flows from Investing Activities
Long-term investments                                 (8,237)                      (313)                                --
Transfer to restricted cash                           (6,000)                        --                                 --
Capital expenditures                                 (26,136)                   (20,188)                           (8,042)
Proceeds from sale of assets leased back under
 operating leases                                      1,696                         --                                 --
Purchases of securities - available-for-sale         (53,464)                   (16,526)                          (74,037)
Sales of securities- available-for-sale                8,515                         --                                 __
Maturities of securities- available-for-sale          18,225                     16,336                             61,722
                                               --------------              -------------                        ----------
Net cash (used in) investing activities              (65,401)                   (20,691)                          (20,357)
                                              ---------------              -------------                        ----------

Cash Flows from Financing Activities
Net proceeds from issuances of common stock           90,235                      1,582                             32,759
Proceeds from capital leases and notes payable            --                         --                                 69
Principal payments on capital lease obligations           (8)                      (121)                              (72)
                                                --------------             -------------                      ------------
Net cash provided by financing activities              90,227                      1,461                            32,756
                                                ---------------            --------------                     ------------

Effect of exchange rate on cash                            (3)                        --                                --

Net increase (decrease) in cash and cash
 equivalents                                           43,541                     (2,919)                            3,598
Cash and cash equivalents at beginning of
 the period                                             7,628                     10,547                             6,949
                                                --------------             ---------------                    ------------
Cash and cash equivalents at end of
 the period                                     $      51,169              $       7,628                       $    10,547
                                                ==============             ==============                      ===========

                                                                             (Continued)

                             See accompanying notes






                          INCYTE PHARMACEUTICALS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (in thousands)

                                                                      Year Ended December 31,
                                                ---------------------------------------------------------------------------
                                                     1997                      1996                                1995
                                                ------------                 -----------                        -----------

Supplemental Schedule of Cash Flow Information
Interest paid                                   $        16                  $       17                         $        45
                                                ============                 ===========                        ===========
Taxes paid                                      $       252                  $       --                         $        --
                                                ============                 ===========                        ===========
Supplemental Schedule of Noncash Investing
 and Financing Activities
Property and equipment acquired pursuant
 to capital lease obligations                   $        --                  $        --                        $        69
                                                ============                 ===========                        ===========
Unrealized gain (loss) on marketable
 securities-available-for-sale                  $       127                  $      (106)                       $        11
                                                =============                ============                       ===========
Long-term investments acquired pursuant
 to obligation to distribute
         restricted cash                        $     6,000                  $        --                         $       --
                                                ============                 ============                        ===========




                             See accompanying notes


                                                       35

                          INCYTE PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Organization and Summary of Significant Accounting Policies

Organization and Business. Incyte Pharmaceuticals, Inc. (the "Company") was incorporated in Delaware in April 1991. The Company designs, develops, and markets genomic database products, genomic data management software tools, and related reagents and services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based tools used by pharmaceutical and biotechnology companies in drug discovery and development.

Principles of Consolidation. The consolidated financial statements include the accounts of Incyte Pharmaceuticals, Inc., and its wholly owned subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Reclassifications. Certain reclassifications were made to prior periods' balances to conform with the 1997 presentation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation. The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in the cumulative translation adjustment, a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange.

Concentrations of Credit Risk. Cash, cash equivalents, and short-term investments and trade receivables are financial instruments which potentially subject the Company to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. The Company primarily invests its excess available funds in notes and bills issued by the U.S. government and its agencies and corporate debt securities and, by policy, limits the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. Government. The Company's customers are pharmaceutical, biotechnology companies and agricultural companies which are typically located in the United States and Europe. The Company has not experienced any credit losses to date and does not require collateral on receivables.

Segment Information. Export revenue for the years ended December 31, 1997, 1996 and 1995 were $25,289,000, $9,743,000 and $1,525,000, respectively.

Cash and Cash Equivalents. Cash and cash equivalents are held in U.S. banks or in custodial accounts with U.S. banks. Cash equivalents are defined as all liquid investments with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk. All other investments are reported as short-term investments.

Restricted Cash. Restricted cash consists of cash held in an escrow account which will be disbursed to the Company's joint venture, diaDexus, LLC ("diaDexus"), as needed in accordance with the joint venture agreement (see Joint Venture and Note 8).

Marketable Securities Available-for-Sale. All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in interest and other expense.

The following is a summary of the Company's investment portfolio, including cash equivalents of $40,064,000 and $398,000 as of December 31, 1997 and 1996, respectively.


                                                                                              Net
                                                                                           Unrealized    Estimated
                                                                             Amortized        Gains         Fair
                                                                               Cost        (Losses)        Value
                                                                          -------------   -------------- ----------
                                                                                          (in thousands)

December 31, 1997
U.S. Treasury notes and other U.S. government and agency securities       $      53,951   $        47   $  53,998
Corporate debt securities                                                        30,543            --      30,543

Floating rate notes                                                              13,013             7      13,020
                                                                          -------------   -----------   ---------
                                                                          $      97,507   $        54   $  97,561
                                                                          =============   ===========   =========

December 31, 1996
U.S. Treasury notes and other U.S. government and agency securities       $      30,695   $      (73)   $  30,622
Corporate debt securities                                                           398            --         398
                                                                          -------------   -----------   ---------
                                                                          $      31,093   $      (73)   $  31,020
                                                                           ============   ===========   =========

At December 31, 1997 and 1996, all of the Company's investments are classified as short-term, as the Company has classified its investments as available for sale and may not hold its investments until maturity in order to take advantage of market conditions. Of the marketable securities held at December 31, 1997, $78,530,000 had maturities under a year and $19,031,000 had maturities over a year, but less than two years. Unrealized gains were not material and have therefore been netted against unrealized losses. Realized gains and losses from sales and maturities of marketable securities have not been material to date.

Accounts Receivable. Accounts receivable at December 31, 1997 and 1996 included an allowance for doubtful accounts of $225,000 and $0, respectively.

Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally two to five years). Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term. Property and equipment consists of the following:

                                                         December 31,
                                                    ------------------------
                                                       1997            1996
                                                    ----------      --------
                                                          (in thousands)
Office equipment                                    $   2,138       $    950
Laboratory equipment                                   18,601         12,982
Computer equipment                                     21,797          9,935
Leasehold improvements                                 14,220          8,679
                                                    ---------       --------

Less accumulated depreciation and amortization       (19,813)        (9,610)
                                                    --------        -------
                                                    $  36,943       $ 22,936
                                                    =========       ========

Depreciation expense, including depreciation expense of assets under capital leases, was $8,537,000, $5,230,000, and $2,154,000 for 1997, 1996, and 1995,
respectively. Amortization of leasehold improvements was $2,260,000, $1,061,000, and $266,000 for 1997, 1996, and 1995, respectively.

Certain laboratory and computer equipment used by the Company could be subject to technological obsolescence in the event that significant advancement is made in competing or developing equipment technologies. Management continually reviews the estimated useful lives of technologically sensitive equipment and believes that those estimates appropriately reflect the current useful life of its assets. In the event that a currently unknown significantly advanced technology became commercially available, the Company would re-evaluate the value and estimated useful lives of its existing equipment, possibly having a material impact on the financial statements.

Long-Term Investments. The Company has made equity investments in a number of companies whose businesses may be complementary to the Company's business. All investments, except diaDexus which is accounted for under the equity method (see Joint Venture), are carried at cost which approximates the fair market value.

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

Stock-Based Compensation. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company currently grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant, and therefore records no compensation expense.

Advertising Costs. All costs associated with advertising products are expensed in the year incurred. Advertising expense for the years ended December 31, 1997, 1996 and 1995 were $772,000, $573,000 and $324,000, respectively.

Business Combinations. In July 1996, the Company issued shares of its
Common Stock in exchange for all of the outstanding shares of Genome Systems, Inc. ("Genome Systems"). The transaction has been accounted for as a pooling of interests, and the consolidated financial statements discussed herein and all historical financial information have been restated to reflect the combined operations of both companies.

In August 1996, the Company acquired Combion, Inc. ("Combion") for shares of the Company's Common Stock. The acquisition of Combion has been accounted for as a purchase, and the consolidated financial statements discussed herein reflect the inclusion of the results of Combion from the date of acquisition, August 15, 1996.

See Note 7 of Notes to Consolidated Financial Statements.

Joint Venture. In September 1997, the Company formed a joint venture, diaDexus, LLC, with SmithKline Beecham Corporation ("SB"). The Company and SB each hold a 50 percent equity interest in diaDexus and the Company accounts for the investment under the equity method.

See Note 8 of Notes to Consolidated Financial Statements.

Net Income (Loss) Per Share. On December 31, 1997, the Company adopted the Financial Accounting Standards Board (FASB) Statement No. 128, Earnings per Share, which requires the Company to change the method currently used to compute earnings per share and to restate all prior periods. The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                              1997             1996           1995
                                                              ----             ----           ----

                                                                           (in thousands)
Numerator:
Net income (loss)                                          $   10,408      $    (6,671)      $   (9,937)
                                                           ==========      ===========      ===========

Denominator:
   Denominator for basic net income (loss) per
   share - weighted-average shares outstanding                 22,215           20,313           16,734

   Dilutive potential common shares-stock options               1,943               --               --
                                                           ----------      -----------      -----------
   Denominator for diluted net income (loss) per
     share - adjusted weighted-average                         24,158           20,313           16,734
                                                           ==========      ===========      ===========

Basic net income (loss) per share                          $     0.47      $     (0.33)      $   (0.59)
                                                           ==========      ===========        =========

Diluted net income (loss) per share                        $     0.43      $     (0.33)      $   (0.59)
                                                           ==========      ===========        =========


Options and warrants to purchase 3,194,000 and 3,100,000 shares of Common Stock were outstanding at December 31, 1996 and 1995, respectively, but were not included in the computation of diluted loss per share, as their effect was antidilutive.


Note 2.  Collaborative Agreements

As of December 31, 1997, the Company had entered into database collaboration agreements with nineteen pharmaceutical, biotechnology and agricultural companies. Each collaborator has agreed to pay, during the term of the agreement, annual fees to receive non-exclusive access to selected modules of the Company's databases. In addition, if a collaborator develops certain products utilizing the Company's technology and proprietary database information, potential milestone and royalty payments could be received by the Company. If these agreements are not renewed and if the Company cannot sign a sufficient number of new database agreements, the loss of revenue could have a material adverse effect on the Company's business and operating results. Certain companies also have satellite database agreements, whereby the Company provides custom sequencing services, which are billed for separately. Satellite database services are provided to the customer on an exclusive basis for a negotiated period of time. None of the collaborators individually contributed more than 10% of the Company's total revenues in 1997. Over 90% of the revenues in 1996 are derived from ten collaborators, three of which individually contributed more than 10% of the total, or approximately 37% in the aggregate. In 1995, the majority of the revenues were derived from five collaborators, including three of which contributed more than 10% individually, or approximately 73% in the aggregate.

In addition to the database collaboration agreements, the Company has entered into a number of research and development alliances with companies and research institutions. These agreements provide for the funding of research activities by the Company and the possible payment of milestones, license fees, and, in some cases, royalties.


Note 3.  Commitments

At December 31, 1997, the Company had signed noncancelable operating leases on multiple facilities, including facilities in Palo Alto, California and St. Louis, Missouri. The leases expire on various dates ranging from March 1998 to January 2006. Rent expense for the years ended December 31, 1997, 1996, and 1995 was approximately $3,211,000, $1,645,000, and $1,251,000, respectively.

The Company had laboratory and office equipment with a cost of approximately $189,000 and $370,000 at December 31, 1997 and 1996, respectively, and related accumulated amortization of approximately $136,000 and $268,000 at December 31, 1997 and 1996, respectively, under capital leases. These leases are secured by the equipment leased thereunder.

At December 31, 1997, future noncancelable minimum payments under the operating and capital leases and notes payable were as follows:

                                                            Capital Leases
                                             Operating          and
                                               Leases       Notes Payable
                                               ------       -------------
                                                    (In thousands)
Year ended December 31,
   1998                                      $    4,924      $        48
   1999                                           3,771               38
   2000                                           3,275               19
   2001                                           2,782               --
   2002 and thereafter                            2,866               --
                                             ----------      -----------
Total minimum lease payments                 $   17,618              105
                                             ==========
Less amount representing interest                                      6
                                                             -----------
Present value of minimum lease payments                               99
Less current portion                                                  46
                                                             -----------
Noncurrent portion                                           $        53
                                                             ===========

In July 1997, the Company entered into a multi-year lease with respect to a 95,000 square foot building to be constructed adjacent to the Company's Palo Alto headquarters. The term of the lease is twelve years at an approximate annual rent of $3.4 million. The lease is expected to commence in late 1998.

The Company has entered into a number of research and development alliances with companies and research institutions. Under one agreement, the Company has committed to fund, subject to the terms and conditions of the agreement, at least $3.0 million over three years. The Company's commitments under any other of these agreements do not represent a significant expenditure in relation to the Company's total research and development expense. See Note 2 of Notes to Consolidated Financial Statements.


Note 4.  Stockholders' Equity

Common Stock. At December 31, 1997, the Company had reserved a total of 4,239,877 shares of its Common Stock for issuance upon exercise of outstanding stock options described below. In October 1997, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend paid on November 7, 1997 to holders of record on October 17, 1997. All share and per share data have been adjusted retroactively to reflect the split.

On May 21, 1997, the Company's stockholders approved an increase in the number of shares authorized for issuance from 20,000,000 to 75,000,000.

Sales of Stock. In November 1995, the Company completed a follow-on public stock offering and issued 3,674,000 shares of Common Stock, including 274,000 shares issued on December 13, 1995 upon partial exercise of the underwriters' over-allotment option, at $9.50 per share before deducting the underwriting discount and offering expenses. In August 1997, the Company completed another follow-on public stock offering and issued 2,755,426 shares of Common Stock, including 355,426 shares covered by the exercise of the underwriters' over-allotment option, at $33.50 per share. Net proceeds from this offering were approximately $87.2 million after deducting the underwriting discount and offering expenses.

Stock Compensation Plans. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's pro forma net income (loss) in 1997 and 1996 would have been reduced (increased) to approximately $3.0 million and $(10.5 million), respectively. The Company's pro forma basic and diluted net income (loss) per share in 1997 and 1996 would have been reduced (increased) to $0.13 per share and $(0.52) per share and $0.12 per share and $(0.52) per share, respectively. The weighted average fair value of the options granted during 1997 and 1996 are estimated at $14.66 and $9.44 per share, respectively, on the date of grant, using the Black-Scholes multiple-option pricing model with the following assumptions: dividend yield 0% and 0%, volatility of 56% and 55%, risk-free interest rate with an average of 6.05% and 6.10%, and an average expected life of 3.37 and 3.25 years, for 1997 and 1996, respectively. The fair value of the employees' purchase rights under the Employee Stock Purchase Plan during 1997 is estimated at $11.86, on the date of grant, using the Black-Scholes multiple-option pricing model with the following assumptions: dividend yield 0%, volatility of 56%, risk free interest rate of 5.64%, and an expected life of 9 months.

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

Summaries of stock option activity for the Company's two fixed stock option plans as of December 31, 1997, 1996 and 1995, and related information for the years ended December 31 are included in the plan descriptions below.

1991 Stock Plan. In November 1991, the Board of Directors adopted the 1991 Stock Plan, which was amended and restated in 1992, 1995, 1996 and 1997 for issuance of Common Stock to employees, consultants, and scientific advisors. Options issued under the plan shall, at the discretion of the compensation committee of the Board of Directors, be either incentive stock options or nonstatutory stock options. The exercise prices of incentive stock options granted under the plan are not less than the fair market value on the date of the grant, as determined by the Board of Directors. The exercise prices of nonstatutory stock options granted under the plan are not less than 85% of the fair market value on the date of the grant, as determined by the Board of Directors. Options generally vest over approximately four years, pursuant to a formula determined by the Company's Board of Directors, and expire after ten years. On May 21, 1997, the Company's stockholders approved an increase in the number of shares of Common Stock reserved for issuance under the plan from 4,000,000 to 4,800,000.

Activity under the plan was as follows:


                                                          Shares Subject To
                                                         Outstanding Options
                                                         -------------------
                                     Shares                     Weighted Average
                                    Available                         Exercise
                                    For Grant         Shares           Price
                                    ---------         ------           -----
Balance at December 31, 1994          217,664        1,303,416      $    3.86
Additional authorization            1,600,000               --             --
Options granted                    (1,246,800)       1,246,800      $    9.14
Options exercised                          --         (57,630)      $    1.53
Options canceled                       19,918         (19,918)      $    6.51
                                   ----------      ----------       ---------
Balance at December 31, 1995          590,782        2,472,668      $    6.56
Additional authorization              800,000               --             --
Options granted                    (1,052,300)       1,052,300      $   19.75
Options exercised                          --        (446,556)      $    3.54
Options canceled                      140,326        (140,326)      $    8.38
                                   ----------      ----------       ---------
Balance at December 31, 1996          478,808        2,938,086      $   11.63
Additional authorization              800,000               --      $      --
Options granted                     (876,604)          876,604      $   33.55
Options exercised                          --        (387,759)      $    7.61
Options canceled                      105,535        (105,535)      $   19.94
                                   ----------      ----------        --------
Balance at December 31, 1997          507,739        3,321,396      $   17.68
                                   ==========      ===========      =========

Options to purchase a total of 2,145,403 and 2,914,596 shares at December 31, 1997 and 1996, respectively, were exercisable. Of the options exercisable, 1,197,542 and 803,004 shares were vested at December 31, 1997 and 1996, respectively.

Non-Employee Directors' Stock Option Plan. In August 1993, the Board of Directors approved the 1993 Directors' Stock Option Plan (the "Directors' Plan"), which was amended in 1995. The Directors' Plan provides for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company. The maximum number of shares issuable under the Directors' Plan is 400,000.

The Directors' Plan provides immediate issuance of options to purchase an initial 40,000 shares of Common Stock to each new non-employee director joining the Board. The initial options are exercisable in five equal annual installments. Additionally, members who continue to serve on the Board will receive annual option grants for 10,000 shares exercisable in full on the first anniversary of the date of the grant. All options are exercisable at the fair market value of the stock on the date of grant. Through December 31, 1997, the Company had granted options under the Directors' Plan to purchase 267,500 shares of Common Stock at a weighted average exercise price of $8.71 (227,500 shares of Common Stock at a weighted average exercise price of $5.37 at December 31,
1996); 171,500 shares are vested and exercisable at December 31, 1997 (141,500 shares were vested and exercisable at December 31, 1996).

The following table summarizes information about stock options outstanding at December 31, 1997, for both the 1991 Stock Plan and the 1993 Directors' Stock Option Plan.

                                   Options Outstanding                           Options Exercisable
                                   -------------------                           -------------------
                                         Weighted           Weighted                           Weighted
                                         Average             Average                           Average
   Range of          Number             Remaining           Exercise             Number        Exercise
Exercise Prices   Outstanding       Contractual Life         Price            Exercisable       Price
---------------   -------------------------------------------------------------------------------------
$0.15--1.00                175,654          4.92     $        0.74              175,654        $   0.74
$2.00--4.75                236,382          5.98     $        3.00              204,382        $   3.04
$5.31--7.56                419,108          6.99     $        7.19              419,108        $   7.19
$8.44--9.56                729,279          7.79     $        8.73              729,279        $   8.73
$10.69--19.81              546,143          8.21     $        15.67             522,143        $  15.59
$20.19--28.19              858,330          8.99     $        22.57             266,377        $  20.81
$31.00--36.63              512,000          9.81     $        35.57                  --        $   0.00
$40.25--43.88              112,000          9.80     $        41.90                  --        $   0.00
                  ----------------  ------------     --------------           ----------       --------
$0.15 ' 43.88            3,588,896          8.14     $        17.01            2,316,903       $  10.28

In July 1996, in connection with the Genome Systems transaction described in
Note 7 below, the Company issued, in exchange for an option to purchase capital stock of Genome Systems, an option to purchase 21,482 shares of Common Stock at an exercise price of $0.0235 per share. The option was not issued under the provisions of either plan described above. The option has been exercised with respect to 10,740 shares as of December 31, 1997. The remaining 10,742 shares under the option were exercised in January 1998.

Employee Stock Purchase Plan. On May 21, 1997, the Company's stockholders adopted the 1997 Employee Stock Purchase Plan ("ESPP"). The Company has authorized 400,000 shares of Common Stock for issuance under the ESPP. Each regular full-time and part-time employee is eligible to participate after one year of employment. The initial offering period commenced August 1, 1997 and ends November 1, 1999. As of December 31, 1997, $238,000 has been deducted from employees' payroll.


Note 5.  Income Taxes

As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $23,900,000. The Company also had federal research and development tax credit carryforwards of approximately $2,800,000. The net operating loss carryforwards will expire at various dates, beginning on 2009, through 2011 if not utilized.

Significant components of the Company's deferred tax assets are as follows:

                                                            December 31,
                                                            ------------
                                                        1997          1996
                                                        ----          ----
                                                          (in thousands)
Deferred tax assets:
   Net operating loss carryforwards                  $   8,400      $10,100
   Research credits                                      4,000        1,500
   Capitalized research and development                  1,400        1,600
   Other, net                                            2,800        1,500
                                                     ---------      -------
Deferred tax assets                                     16,600       14,700
Valuation allowance for deferred tax assets           (16,600)      (14,700)
Net deferred tax asset                               $      --      $    --
                                                     =========      =======

The valuation allowance for deferred tax assets increased by approximately $1,900,000 million, $2,600,000 million and $4,100,000 million during the years ended December 31, 1997, 1996 and 1995. Approximately $4,100,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

Utilization of the net operating losses and credits may be subject to an annual limitation, due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions.

The provision for income taxes consists primarily of federal Alternative Minimum Tax and differs from the federal statutory rate as follows:

                                                         Year ended December 31,
                                                                  1997
                                                            (in thousands)
                                                            --------------

Tax at U.S federal statutory rate                                    3,835
Use of net operating loss carryforwards                            (4,814)
Non-deductible in-process research and development charges           1,108
Other                                                                  419
                                                                 ---------
Provision for income tax                                         $     548
                                                                 =========


Note 6.  Defined Contribution Plan

The Company has a defined contribution plan covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by the Company, subject to certain limitations. Defined contribution expense for the Company was $516,000, $244,000 and $0 in 1997, 1996 and 1995, respectively.


Note 7.  Business Combinations

In July 1996, the Company issued 408,146 shares of Common Stock in exchange for all of the capital stock of Genome Systems, a privately held genomics company located in St. Louis, Missouri. Genome Systems provides genomic research products and technical support services to scientists to assist them in the identification and isolation of novel genes. The merger has been accounted for as a pooling of interests and, accordingly, the Company's financial statements and financial data have been restated to include the accounts and operations of Genome Systems since inception.

The table below presents the separate results of operations for Incyte and Genome Systems for the periods prior to the merger. Incyte's results of operations include Genome Systems since the transaction:

                                                     Year Ended December 31,
                                                     -----------------------
                                                      1996          1995
                                                      ----          ----
                                                         (in thousands)
Revenues:
   Incyte                                          $  40,051      $ 9,908
   Genome                                              1,734        2,304
                                                   ---------      -------
                                                   $  41,785      $12,212
                                                   =========      =======

Net income (loss):
   Incyte                                          $ (6,724)      $(10,142)
   Genome                                                106           205
   Merger related expenses                             (143)            --
                                                   --------       --------
                                                   $ (6,761)      $(9,937)
                                                   ========       ========

In August 1996, the Company acquired all the common stock of Combion, Inc., a microarray technology company in Pasadena, California, in a stock-for-stock exchange, issuing 146,342 shares of its Common Stock valued at $3 million. The acquisition has been accounted for as a purchase transaction and, accordingly, the purchase price was allocated to assets and liabilities based on the estimated fair value as of the date of acquisition. The purchase price has been allocated based on the fair value of the net assets and the technology acquired (recorded as a charge to in- process research and development). Combion's results of operations have been included in the consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the Company's consolidated results of operations or financial position.


Note 8.  Joint Venture

In September 1997, the Company formed a joint venture, diaDexus, in conjunction with SB, on which will utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company and SB each hold a 50 percent equity interest in diaDexus and the Company accounts for the investment under the equity method. A portion of the investment is reflected as restricted cash and in accrued liabilities on the balance sheet since that balance is held in an escrow account and will be disbursed to diaDexus as needed in accordance with the joint venture agreement.


Note 9.  New Pronouncements

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standard for reporting of comprehensive income and its component in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' disclosure requirements will have no impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.


Note 10.  Subsequent Events

In January 1998, the Company issued 2,340,237 shares of Common Stock in exchange for all of the capital stock of Synteni, Inc., a privately held microarray-based genomics company in Fremont, California. Synteni is developing and commercializing technology for generating microarrays and related software and services. The merger will be accounted for as a pooling of interests and, accordingly, the Company's financial statements and financial data will be restated in 1998 to include the accounts and operations of Synteni since inception.

The following unaudited pro forma data summarizes the combined results of operations of the Company and Synteni as though the merger had occurred at the beginning of fiscal 1995.

                                             Year Ended December 31,
                                             -----------------------
                                        1997           1996        1995
                                        ----           ----        ----

                                             (unaudited pro forma)
                                      (in thousands, except per share amounts)

Revenues                           $  89,996     $  41,895    $   12,299
Net income (loss)                      6,908        (7,276)       (9,937)
Net income (loss) per share:
      Basic                             0.28         (0.32)        (0.53)
      Diluted                           0.26         (0.32)        (0.53)

Synteni's fiscal year ends September 30. Synteni's results of operation for the period from October 1, 1997 to December 31, 1997 will be recorded directly in retained earnings.

In addition, each option to purchase Synteni common stock granted under Synteni's 1996 Equity Incentive Plan ("Synteni Plan") outstanding immediately prior to the merger was converted into an option to purchase Incyte Common Stock and Incyte assumed each such outstanding Synteni stock option in accordance with the terms of the Synteni Plan and the stock option agreement by which it is evidenced. The former Synteni stock option holders received options to purchase 318,655 shares of Incyte Common Stock.

On January 6, 1998, Affymetrix, Inc. ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware alleging infringement of U.S. patent number 5,445,934 (the "934 Patent") by both Synteni and Incyte. The complaint alleges that the 934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the U.S. high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the 934

Patent and, in addition, seeks damages, costs and attorney's fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni. Incyte and Synteni believe they have meritorious defenses and intend to defend the suit vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of this suit, and litigation could result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this suit or the outcome thereof would be made available on commercially acceptable terms, if at all.

In January 1998, the Company entered into a collaborative agreement with Oxford GlycoSciences plc ("OGS") to develop and commercialize proteomics databases for human, animal, plan and microbial organisms. In connection with the agreement, the Company made a $5.0 million equity investment in OGS. The Company intends to account for the investment under the cost method of accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders to be held on June 15, 1998 (the "Proxy Statement").

     The executive officers of the Company are as follows:

     Roy A. Whitfield, age 45, has been Chief Executive Officer of the Company since June 1993 and a director since June 1991. Mr. Whitfield served as President of the Company from June 1991 until January 1997 and as Treasurer of the Company from April 1991 until October 1995. Previously, Mr. Whitfield served as the President of Ideon Corporation, which was a majority owned subsidiary of Invitron Corporation ("Invitron"), a biotechnology company, from October 1989 until April 1991. From 1984 to 1989, Mr. Whitfield held senior operating and business development positions with Technicon Instruments Corporation ("Technicon"), a medical instrumentation company, and its predecessor company, CooperBiomedical, Inc., a biotechnology and medical diagnostics company. Prior to his work at Technicon, Mr. Whitfield spent seven years with the Boston Consulting Group's international consulting practice. Mr. Whitfield received a B.S. with First Class Honors in mathematics from Oxford University, and an M.B.A. with Distinction from Stanford University.

     Randal W. Scott, Ph.D., age 40, has been President of the Company since January 1997. He has served as Chief Scientific Officer of the Company since March 1995, Secretary of the Company since April 1991, and a director since June 1991. Dr. Scott served as Executive Vice President of the Company from March 1995 until January 1997 and Vice President, Research and Development of the Company from April 1991 until February 1995. Dr. Scott was one of Invitron's founding scientists and was employed by Invitron from March 1985 to June 1991. In 1987, Dr. Scott started the Protein Biochemistry Department at Invitron's California Research Division and became Senior Director of Research in November 1988. Dr. Scott was responsible for developing Invitron's proprietary products and discovery programs and is an inventor of several of the Company's patents. Prior to joining Invitron, he was a Senior Scientist at Unigene Laboratories, a biotechnology company. Dr. Scott received his Ph.D. in Biochemistry from the University of Kansas.

     Denise M. Gilbert, Ph.D., age 40, has been Executive Vice President, Chief Financial Officer and Treasurer of the Company since October 1995. From July 1993 to October 1995 Dr. Gilbert was Vice President and Chief Financial Officer of Affymax N.V., a biopharmaceutical company. Prior to joining Affymax, Dr. Gilbert spent seven years as a Wall Street biotechnology analyst, serving as a Managing Director of Smith Barney from July 1991 to July 1993, Vice President at NatWest Securities from July 1990 to July 1991, and senior analyst at Montgomery Securities from July 1986 to July 1990. Dr. Gilbert received her B.A. in Biological Sciences from Cornell University and Ph.D. in Cell and Developmental Biology from Harvard University.


ITEM 11.    EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the captions "Election of Directors--Compensation of Directors," "Executive Compensation," and "Report of the Compensation Committee of the Board of Directors on Executive Compensation--Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information under the captions "Election of Directors - Compensation of Directors," "Executive Compensation," and "Report of the Compensation Committee of the Board of Directors on Executive Compensation--Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         (b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1997.

         (c)      Exhibits

         Exhibit
         Number   Description of Document
         -------  -----------------------
         2.1      Agreement and Plan of Merger dated as of December 23, 1997 among Incyte Pharmaceuticals, Inc., Bond Acquisition Corp.
                  and Synteni, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 22,
                  1998 (File No. 0-27488)).

         3(i) Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-31307)).

         3(ii) Bylaws of the Company, as amended (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333-31307)).

                  Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).

         4.2 Registration Rights Agreement dated as of December 23, 1997 among Incyte Pharmaceuticals, Inc. and the former stockholders of Synteni , Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 22, 1998 (File No. 0-27488)).

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

         10.4# Amended and Restated 1993 Directors' Stock Option Plan of Incyte Pharmaceuticals, Inc.

         10.5# Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Registration
                  Statement on Form S-1 (File No. 33-68138)).

         10.6 Lease Agreement dated December 8, 1994 between the Company and Matadero Creek (incorporated by reference to Exhibit
                  10.16 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1994).

         10.7 Lease dated July 18, 1991 between the Company and Harry J. Fair, Jr., as amended (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 33-68138)).

         10.8 Lease Amendment and Extension to Lease dated July 18, 1991 between the Company and Harry J. Fair, Jr., as amended (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

         10.9 Stock Purchase Agreement dated as of June 22, 1994 between the Company and Pfizer Inc. (incorporated by reference to Exhibit B to the Company's Current Report on
                  Form 8-K dated June 23, 1994).

         10.10 Registration Rights Agreement dated as of June 22, 1994 between the Company and Pfizer Inc. (incorporated by reference to Exhibit C to the Company's Current Report on Form 8-K dated June 23, 1994).

         10.11+ Stock Purchase Agreement dated as of November 30, 1994 between the Company and The Upjohn Company (incorporated by reference to Exhibit B to the Company's Current Report on Form 8-K dated November 30, 1994, as amended by Form 8-K/A filed with the Commission on March 27, 1995).

         10.12 Registration Rights Agreement dated as of November 30, 1994 between the Company and The Upjohn Company (incorporated by reference to Exhibit C to the Company's Current Report on Form 8-K dated November 30, 1994).

         10.13# 1996 Amendment to the Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-13449)).

         10.14# 1997 Amendment to the Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration
                  Statement on Form S-8 (File No. 333-31413)).

         10.15# 1997 Employee Stock Purchase Plan of Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File
                  No. 333-31409)).

         10.16+ Master Strategic Relationship Agreement dated as of September 2, 1997 between SmithKline Beecham Corporation, Incyte Pharmaceuticals, Inc. and diaDexus, LLC
                  (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-QA for the quarter ended September 30, 1997).

         10.17#   1996 Synteni, Inc. Equity Incentive Stock Plan
                  (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-8 (File No. 333-46639)).

         21.1    Subsidiaries of the Company.

         23.1    Consent of Ernst & Young LLP, Independent Auditors.

         24.1    Power of Attorney (see Page 46 of this Form 10-K).

         27      Financial Data Schedule


---------
+ Confidential treatment has been granted with respect to certain portions of these agreements.
#  Indicates management contract or compensatory plan or arrangement.

   (d)  Financial Statement Schedules

        Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INCYTE PHARMACEUTICALS, INC.

Date: March 27, 1998                      By       /s/ROY A. WHITFIELD
                                             -------------------------
                                                    Roy A. Whitfield
                                                Chief Executive Officer

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



                  Name                            Title                                Date
                  ----                            -----                                ----

/s/ ROY A. WHITFIELD                    Chief Executive Officer                   March 27, 1998
---------------------------             (Principal Executive Officer
    Roy A. Whitfield                    and Director)


/s/ DENISE M. GILBERT                   Executive Vice President,                 March 27, 1998
---------------------------             Finance and Chief Financial
    Denise M. Gilbert                   Officer (Principal Financial
                                        Officer)


/s/ WILLIAM DELANEY                     Corporate Controller                      March 27, 1998
---------------------------             (Principal Accounting Officer)
    William Delaney

/s/ JEFFREY J. COLLINSON                Chairman of the Board                     March 27, 1998
---------------------------
    Jeffrey J. Collinson

/s/ BARRY M. BLOOM                      Director                                  March 27, 1998
---------------------------
    Barry M. Bloom

/s/ FREDERICK B. CRAVES                 Director                                  March 27, 1998
---------------------------
    Frederick B. Craves

/s/ JON S. SAXE                         Director                                  March 27, 1998
---------------------------
    Jon S. Saxe

/s/ RANDAL W. SCOTT                     Director                                  March 27, 1998
---------------------------
    Randal W. Scott

                                       52

                                  EXHIBIT INDEX

Exhibit
Number   Description of Document
------   -----------------------

2.1 Agreement and Plan of Merger dated as of December 23, 1997 among Incyte Pharmaceuticals, Inc., Bond Acquisition Corp. and Synteni, Inc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 22, 1998 (File No. 0-27488)).

3(i)     Restated Certificate of Incorporation, as amended
         (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-31307)).

3(ii) Bylaws of the Company, as amended (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333-31307)).

         Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).

4.2 Registration Rights Agreement dated as of December 23, 1997 among Incyte Pharmaceuticals, Inc. and the former stockholders of Synteni, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 22, 1998 (File No. 0-27488)).

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

10.4# Amended and Restated 1993 Directors' Stock Option Plan of Incyte Pharmaceuticals, Inc.

10.5# Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit
         10.5 to the Company's Registration Statement on Form S-1 (File No. 33-68138)).

10.6 Lease Agreement dated December 8, 1994 between the Company and Matadero Creek (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1994).

10.7 Lease dated July 18, 1991 between the Company and Harry J. Fair, Jr., as amended (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 33-68138)).

10.8 Lease Amendment and Extension to Lease dated July 18, 1991 between the Company and Harry J. Fair, Jr., as amended (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.9 Stock Purchase Agreement dated as of June 22, 1994 between the Company and Pfizer Inc. (incorporated by reference to Exhibit B to the Company's Current Report on From 8-K dated June 23, 1994).

10.10 Registration Rights Agreement dated as of June 22, 1994 between the Company and Pfizer Inc.

         (incorporated by reference to Exhibit C to the Company's
         Current Report on Form 8-K dated June 23, 1994).

10.11+ Stock Purchase Agreement dated as of November 30, 1994 between the Company and The Upjohn Company (incorporated by reference to Exhibit B to the Company's Current Report of Form 8-K dated November 30, 1994, as amended by Form 8-K/A filed with the Commission on March 27, 1995).

10.12 Registration Rights Agreement dated as of November 30, 1994 between the Company and The Upjohn Company (incorporated by reference to Exhibit C to the Company's Current Report on Form 8-K dated November 30, 1994).

10.13# 1996 Amendment to the Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8
         (File No. 333-13449)).

10.14# 1997 Amendment to the Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8
         (File No. 333-31413)).

10.15# 1997 Employee Stock Purchase Plan of Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-31409)).

10.16+ Master Strategic Relationship Agreement dated as of September 2, 1997 between SmithKline Beecham Corporation, Incyte Pharmaceuticals, Inc. and diaDexus, LLC (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-QA for the quarter ended September 30, 1997).

10.17# 1996 Synteni, Inc. Equity Incentive stock Plan (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-8 (File No. 333-46639)).

21.1     Subsidiaries of the Company.

23.1     Consent of Ernst & Young LLP, Independent Auditors.

24.1     Power of Attorney (see Page 52 of this Form 10-K).

27       Financial Data Schedule.
---------
+ Confidential treatment has been granted with respect to certain portions of these agreements.
#    Indicates management contract or compensatory plan or arrangement.