Form 10-Q
period 1998-03-31
INCYTE PHARMACEUTICALS INC
filed 1998-05-14
CIK 879169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       or


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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 26,525,429 as of March 31, 1998.

                          INCYTE PHARMACEUTICALS, INC.

                                      INDEX

PART I: FINANCIAL INFORMATION                                                   PAGE
-----------------------------                                                   ----
ITEM 1  Financial Statements - Unaudited

        Condensed Consolidated Balance Sheets - March 31, 1998 and
        December 31, 1997.........................................................3

        Condensed Consolidated Statements of Operations - three month periods ended March 31, 1998 and 1997.....................................4

        Condensed Consolidated Statements of Cash Flows - three month periods ended March 31, 1998 and 1997.....................................5

        Notes to Condensed Consolidated Financial Statements......................6

ITEM 2  Management's discussion and analysis of financial condition and results of operations................................................10


PART II: OTHER INFORMATION

ITEM 1  Legal Proceedings........................................................26

ITEM 2  Changes in Securities....................................................26

ITEM 3  Defaults Upon Senior Securities..........................................26

ITEM 4  Submission of Matters to a Vote of Security Holders......................26

ITEM 5  Other Information........................................................26

ITEM 6  Exhibits and Reports on Form 8-K.........................................27

        Signatures...............................................................28

        Exhibit Index............................................................29


PART I:  FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                          INCYTE PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands),
                                  (unaudited),

                                                                MARCH 31,        DECEMBER 31,
                                                                  1998             1997*
                                                                ---------        ---------
ASSETS
Current assets:
      Cash and cash equivalents                                 $  42,726        $  55,876
      Restricted cash                                               6,000            6,000
      Marketable securities - available-for-sale                   89,713           57,497
      Accounts receivable, net                                      8,626           20,203
      Prepaid expenses and other current assets                     5,125            3,792
                                                                ---------        ---------
                Total current assets                              152,190          143,368

Property and equipment, net                                        43,369           37,817
Long-term investments                                              19,240           14,800
Deposits and other assets                                           4,298            3,286
                                                                ---------        ---------
                Total assets                                    $ 219,097        $ 199,271
                                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                          $   6,663        $   5,605
      Accrued and other current liabilities                        15,113           15,518
      Deferred revenue                                             44,964           31,054
                                                                ---------        ---------
                Total current liabilities                          66,740           52,177

Non-current portion of accrued rent and other
      non-current liabilities                                         382              426
Long term debt, net of current portion                                626              686
                                                                ---------        ---------
                Total liabilities                                  67,748           53,289
                                                                ---------        ---------

Stockholders' equity:
      Capital stock                                                    27               26
      Additional paid-in capital                                  181,214          179,481
      Deferred compensation                                        (1,482)          (1,658)
      Receivable from stockholder                                     (49)             (49)
      Accumulated other comprehensive income (loss)                   (54)              55
      Accumulated deficit                                         (28,307)         (31,873)
                                                                ---------        ---------
                Total stockholders' equity                        151,349          145,982
                                                                ---------        ---------
                Total liabilities and stockholders' equity      $ 219,097        $ 199,271
                                                                =========        =========


* The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date

                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts),
                                  (unaudited),


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             1998           1997
                                                           --------       --------
Revenues                                                   $ 30,379       $ 17,998

Costs and expenses:
      Research and development                               21,699         15,133
      Selling, general and administrative                     4,600          2,853
      Acquisition-related charges                             1,171             --
                                                           --------       --------
Total costs and expenses                                     27,470         17,986
                                                           --------       --------

Income from operations                                        2,909             12

Interest and other income, net                                1,877            497
Losses from joint venture                                      (640)            --
                                                           --------       --------
Income before taxes                                           4,146            509
Provision for income taxes                                      580             52
                                                           --------       --------

Net income                                                 $  3,566       $    457
                                                           ========       ========


Basic net income per share                                 $   0.13       $   0.02
                                                           ========       ========

Shares used in computing basic net income per share          26,470         22,995
                                                           ========       ========

Diluted net income per share                               $   0.12       $   0.02
                                                           ========       ========

Shares used in computing diluted net income per share        28,916         25,247
                                                           ========       ========



                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands),
                                  (unaudited),

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         1998           1997
                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                       $  3,566       $    457
      Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                     3,515          2,265
        Equity losses in joint venture                                      640             --
        Amortization of deferred compensation                               176             --

        Changes in certain assets and liabilities:
            Accounts receivable                                          11,577         (6,209)
            Prepaid expenses, deposits and other assets                  (2,345)        (1,000)
            Accounts payable                                              1,058           (723)
            Accrued and other liabilities                                  (432)         1,466
            Deferred revenue                                             13,910         12,079
                                                                       --------       --------
Net cash provided by operating activities                                31,665          8,335
                                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Long-term investments                                              (5,080)        (3,000)
      Capital expenditures                                               (9,067)        (4,756)
      Purchases of marketable securities                                (53,181)        (4,511)
      Sales and maturities of marketable securities                      20,856          4,510
                                                                       --------       --------
Net cash used in investing activities                                   (46,472)        (7,757)
                                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                              1,734             91
      Principal payments on capital lease obligations and
           notes payable                                                    (77)           (33)
                                                                       --------       --------
Net cash provided by financing activities                                 1,657             58
                                                                       --------       --------

Net increase (decrease) in cash and cash equivalents                    (13,150)           636
Cash and cash equivalents at beginning of period                         55,876          9,616
                                                                       --------       --------

Cash and cash equivalents at end of period                             $ 42,726       $ 10,252
                                                                       ========       ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                          $     24       $      5
                                                                       ========       ========
Income taxes paid                                                      $    165       $     --
                                                                       ========       ========

                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 1998 and December 31, 1997, statements of operations for the three months ended March 31, 1998 and 1997 and the statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. In January 1998, all of the outstanding shares of Synteni, Inc. ("Synteni") were acquired by the Company in a business combination accounted for as a pooling-of-interests. Accordingly, all prior financial data have been restated to represent the combined financial results of the previously separate entities (Note 4). Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain reclassifications were made to prior periods' balances to conform with the 1998 presentation. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.  REVENUE RECOGNITION

The Company recognizes revenue for database collaboration agreements evenly over the term of the agreement. Revenue is deferred for fees received before earned. Revenues from custom orders, such as satellite databases, are recognized upon shipment. Revenues from reagents and genomic screening products are recognized when shipped, and revenues from genomic screening services are recognized upon completion. Revenues from gene expression microarray services are recognized on completion of key stages in the performance of the service, in proportion to costs incurred. Revenues from software licenses are recognized upon completion of installation and revenues from software maintenance are recognized ratably over the life of the maintenance period.

3.  NET INCOME PER SHARE

Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1998         1997
                                                          -------      -------
Numerator:
      Net income                                          $ 3,566      $   457
                                                          =======      =======

Denominator
      Denominator for basic net income per share -
         weighted-average shares outstanding               26,470       22,995

      Dilutive potential common shares-stock options        2,446        2,252
                                                          -------      -------

      Denominator for diluted net income per share -
         adjusted weighted-average                         28,916       25,247
                                                          =======      =======

Basic net income per share                                $  0.13      $  0.02
                                                          =======      =======

Diluted net income per share                              $  0.12      $  0.02
                                                          =======      =======


4.  BUSINESS COMBINATIONS

In January 1998, the Company issued 2,340,237 shares of common stock in exchange for all of the capital stock of Synteni, Inc., a privately held gene expression microarray company located in Fremont, California. Synteni provides microarray services to the pharmaceutical, biotechnology, and agricultural industries. The merger has been accounted for as a pooling-of-interests and, accordingly, the Company's financial statements and financial data have been restated to include the accounts and operations of Synteni for all periods presented.

The table below presents the separate results of operations for Synteni for the periods prior to the merger. The Company's results of operations include Synteni since the transactions (in thousands):

                                                                 Merger
                                                                 Related
                                       Incyte       Synteni      Expenses        Total
                                       -------      -------      --------        -----
Three months ended March 31, 1998
      Revenue                          $30,379           --            --       $30,379
      Net income (loss)                  4,626           --        (1,060)        3,566

Three months ended March 31, 1997
      Revenue                          $17,859      $   139            --       $17,998
      Net income (loss)                    981         (524)           --           457


5.  JOINT VENTURE

In September 1997, the Company formed a joint venture, diaDexus, LLC, ("diaDexus") which will utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company holds a 50 percent equity interest in diaDexus and accounts for the investment under the equity method. A portion of the investment is reflected as restricted cash and in accrued liabilities on the balance sheet since that balance is held in an escrow account and will be distributed to diaDexus as needed.

6.  STOCKHOLDERS' EQUITY

In October 1997, the Company's Board of Directors authorized a two-for-one stock split to be effected in the form of a stock dividend payable November 7, 1997 to holders of record on October 17, 1997. All share and per share data have been adjusted retroactively to reflect the split.

7.  NEW PRONOUNCEMENTS

In the first quarter of fiscal 1998 the Company adopted FASB Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires companies to disclose, both individually and in the aggregate, the change in equity from non-owner sources. The Company's adjustment to net income to arrive at comprehensive income is comprised of unrealized gains and losses on marketable securities available-for-sale. Comprehensive income was $3,457,000 and $396,000 for the three months ended March 31, 1998 and 1997, respectively.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 131. Application of the Statements' disclosure requirements will have no impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

8. LITIGATION


On January 6, 1998, Affymetrix, Inc. ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware alleging infringement of U.S. patent number 5,445,934 (the "'934 Patent") by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the U.S. high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorney's fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni. Incyte and Synteni believe they have meritorious defenses and intend to defend the suit vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of this suit, and litigation could result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this suit or the outcome thereof would be made available on commercially acceptable terms, if at all.

PART I:  FINANCIAL INFORMATION
ITEM 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

           When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to expected expenditure levels, the adequacy of capital resources, and growth in operations, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the pharmaceutical industry in both research and development; risks relating to the development of new database products and their use by potential collaborators of the Company; the impact of technological advances and competition; the ability of the Company to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; the ability to successfully integrate the operations of recent business combinations; the cost of accessing technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene sequences and other genetic information; the viability of joint ventures and businesses in which the Company has purchased equity; and the matters discussed below under the caption " -- Factors That May Affect Results." These forward looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


OVERVIEW

           Incyte Pharmaceuticals, Inc. (the "Company") designs, develops and markets genomic database products, genomic data management software tools, gene expression mircroarray services and related reagents. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based tools used by pharmaceutical and biotechnology companies in drug discovery and development. In building the databases, the Company utilizes high-throughput, computer-aided gene sequencing and analysis technologies to identify and characterize the expressed genes of the human genome, as well as certain animal, plant and microbial genomes.

           Revenues recognized by the Company consist primarily of non-exclusive database access fees related to database collaboration agreements. Revenues also include the sales of genomic screening products and services, gene expression microarray services, and fees for custom or "satellite" database services. The Company's database collaboration agreements provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database collaborators will ever generate products from information contained within the databases and thus that the Company will ever receive milestone payments or royalties.

           In January 1998, the Company completed the acquisition of Synteni, Inc. ("Synteni"), a microarray-based gene expression company. The transaction has been accounted for as a pooling-of-interests, and the consolidated financial statements discussed herein and all historical financial information have been restated to reflect the combined operations of both companies. Synteni's ability to contribute to revenues and operating profits will be dependent on the ability of the Company to obtain high volume customers for Synteni's microarray services. Prior to the merger, Synteni's microarray service agreements consisted of small volume pilot or feasibility agreements. In September 1997, the Company formed a joint venture, diaDexus, LLC ("diaDexus"), with SmithKline Beecham Corporation ("SB") which will utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company and SB each hold a 50 percent equity interest in diaDexus. The investment is accounted for under the equity method and the Company will record its share of diaDexus' earnings and losses on its statement of operations.

           The Company's investments in joint ventures and businesses, particularly diaDexus, a joint venture with SB, may require the Company to record losses or expenses related to its proportionate ownership interest in such entities, to record charges for the acquisition of in-process technologies, or to record charges for the recognition of the impairment in the value of the securities underlying such investments. To date, exclusive of losses from joint ventures, the Company has not incurred significant losses on its long-term equity investments. One equity investment, OncorMed, Inc. ("OncorMed"), received a report from its independent auditors for the year ended December 31, 1997 which expressed substantial doubt as to OncorMed's ability to continue as a going concern. OncorMed is pursuing various financing options and the Company will continue to evaluate its investment in OncorMed and all of its long-term equity investments for impairment on a quarterly basis.

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

           In an effort to broaden its business, the Company is investing in a number of new areas, including microarray services, molecular diagnostics, pharmacogenomics and proteomics. Given that many of these address new markets, or involve untested technologies, it is not known if any of them will generate revenues or if the revenues will be sufficient to provide an adequate return on the investment. Depending on the investment required and the timing of such investments, expenses or losses related to these investments could adversely affect operating results.

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

RESULTS OF OPERATIONS

           Revenues for the three months ended March 31, 1998 increased to $30.4 million compared to $18.0 million for the corresponding period in 1997. Revenues resulted primarily from database access fees and, to a much lesser extent, from genomic screening products and services, custom satellite database services and gene expression services. The increase in revenues was primarily attributed to new, as well as expanded, collaborative database agreements.

           Total costs and expenses for the three months ended March 31, 1998 increased to $27.5 million compared to $18.0 million for the corresponding period in 1997. Total costs and expenses for the three month period ended March 31, 1998 included an acquisition-related charge of $1.2 million for the acquisition of Synteni, Inc. The charge consisted primarily of accounting, legal and investment banking fees. Total costs and expenses are expected to increase in the foreseeable future due to the continued investment in new product development, bioinformatics, microarray production capacity, and growth in marketing, sales and customer services. However, if the Company does not obtain additional collaborators in a timely manner or if the Company's database collaborators do not renew their collaboration agreement at the end of their applicable terms, the Company may not be able to adjust significantly its level of expenditures in any period, which would have an adverse effect on the Company's operating results.

           Research and development expenses for the three months ended March 31, 1998 increased to $21.7 million compared to $15.1 million for the corresponding period in 1997. The increase in research and development expenses resulted primarily from an increase in bioinformatics and software development efforts, microarray production and technology development, investment in the growth of the Company's intellectual property portfolio, and the continued and expanded operations relating to the acquisition of Synteni. The Company expects research and development spending to increase over the next few years as the Company continues to pursue the development of new database products and services, invest in new technologies, broaden its gene sequence and microarray production operations and invest in the continued protection of its intellectual property.

           Selling, general and administrative expenses for the three months ended March 31, 1998 increased to $4.6 million compared to $2.9 million for the corresponding period in 1997. The increase in selling, general and administrative expenses resulted primarily from the growth in marketing, sales and customer support. The Company expects that selling, general and administrative expenses will increase throughout 1998 due to continued growth in marketing, sales and customer support functions, the expansion of the Company's United Kingdom operations, and legal expenses related to the Company's defense of the patent infringement lawsuit filed by Affymetrix in January 1998.

           Interest and other income, net for the three months ended March 31, 1998 increased to $1.9 million from $0.5 million for the corresponding period in 1997. This was primarily a result of increased interest income from higher average combined cash, cash equivalent and marketable securities balances due primarily to the completion of a follow-on public offering in August 1997

           Losses from joint venture were $0.6 million for the three months ended March 31, 1998. The loss represents the Company's share of diaDexus' losses from operations. Since diaDexus was formed in September 1997, no losses from joint venture were recognized for the three months ended March 31, 1997. The Company expects that losses from joint venture will continue at least through 1998.

           The estimated effective annual income tax rate for the first quarter of 1998 is 14%, which represents the provision of federal and state alternative minimum taxes after utilization of net operating loss carryforwards and research and development credits.

           Net income and diluted earning per share were $3.6 million and $0.12 for the three months ended March 31, 1998, respectively, as compared to $0.5 million and $0.02 in the same period a year ago, respectively. Earnings per share was impacted by a follow-on public stock offering in August 1997 that resulted in an increase in the number of shares outstanding of 2.8 million shares, including 0.4 million shares issued upon the exercise of the underwriters' over-allotment option. The Company's results of operations and earning per share for the three months ended March 31, 1997 have been restated to account for the acquisition of Synteni, which was accounted for as a pooling-of-interests. Previously reported net income and diluted earnings per share for the three months ended March 31, 1997 were $1.0 million and $0.09, respectively. While the Company has reported net income for the past five quarters, there can be no assurance that the Company can maintain profitability. See "Factors That May Affect Results -- History of Operating Losses; Uncertainty of Continued Profitability or Revenues."

LIQUIDITY AND CAPITAL RESOURCES

           As of March 31, 1998, the Company had $132.4 million in cash, cash equivalents and marketable securities, compared to $113.4 million as of December 31, 1997. For the three month period ended March 31, 1998, cash provided by operating and financing activities was partially offset by capital expenditures, consisting primarily of purchases of data processing-related computer hardware, laboratory equipment and facilities improvements, as well as investments in research and development alliances. The Company has classified all of its marketable securities as short-term, as the Company may decide not to hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

           Net cash provided by operating activities was $31.7 million for the three months ended March 31, 1998, as compared to $8.3 million for the three months ended March 31, 1997. The increase in net cash provided by operating activities resulted primarily from the increase in net income, decrease in accounts receivable and increase in deferred revenues partially offset by the increase in prepaid expenses, deposits and other assets as well as accrued and other liabilities. Net cash generated by operating activities may in the future fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators.

           The Company's investing activities, other than purchases, sales and maturities of marketable securities, have consisted of capital expenditures and long-term investments. Capital expenditures for the three months ended March 31, 1998 increased to $9.1 million from $4.8 million for the three months ended March 31, 1997. Additional long-term investments in companies with which the Company has research and development alliances increased to $5.1 million for the three months ended March 31, 1998 from $3.0 million for the three months ended March 31, 1997. Long-term investments for the period ended March 31, 1998 consisted primarily of a $5.0 million equity investment in Oxford GlycoSciences plc, while long-term investments for the period ended March 31, 1997 consisted of an equity investment in OncorMed. Net cash used by investing activities may in the future fluctuate significantly from quarter to quarter due to the timing of strategic equity investments, capital purchases and maturity/sales and purchases of marketable securities.

           Net cash provided by financing activities was $1.7 million for the three months ended March 31, 1998 as compared to $58,000 for the three months ended March 31, 1997. The increase was primarily due to proceeds from stock option exercises. The Company expects its cash requirements to increase through 1998 as it increases its investment in data-processing-related computer hardware in order to support its existing and new database products, continues to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions, and addresses its needs for larger facilities and/or improvements in existing facilities. The Company has entered into a multi-year lease with respect to a 95,000 square foot building to be constructed adjacent to the Company's Palo Alto headquarters. The Company's share of tenant improvements is estimated to be between $10.0 million and $15.0 million. Given the current construction schedule, the Company does not expect to begin to incur expenses related to this facility until late 1998 or early 1999.The Company expects to continue to fund future operations with revenues from genomic database products and services in addition to using its current cash, cash equivalents and marketable securities.

           Based upon its current plans, the Company believes that its existing resources and anticipated cash flow from operations will be adequate to satisfy its capital needs at least through 1998. However, the Company may be unable to obtain additional collaborators or retain existing collaborators for the Company's databases, and its database products and services may not produce revenues which, together with the Company's cash, cash equivalents and marketable securities, would be adequate to fund the Company's cash requirements. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and genomic products and services; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure the Company's sequencing, data processing and microarray operations remain competitive and costs associated with the integration of new operations assumed through mergers and acquisitions. In particular, the Company expects its cash requirements to increase in 1998 as it increases its investment in data processing-related computer hardware in order to support its existing and new database products; continues to seek access to technologies through investments, alliances, license agreements, and/or acquisitions; makes investments associated with integration of acquired companies; and addresses its needs for larger facilities and/or improvements in existing facilities. The Company expects to continue to fund future operations with revenues from genomic database products and services in addition to using its current cash, cash equivalents and marketable securities. Changes in the Company's research and development plans or other changes affecting the Company's operating expenses may result in changes in the timing and amount of expenditures of the Company's capital resources. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company's existing stockholders. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaborative arrangements that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

FACTORS THAT MAY AFFECT RESULTS

           Uncertain Effects of the Synteni Merger. The combination of Synteni and the Company involves several potential operating and business risks, including the integration of Synteni's and the Company's businesses and management in a timely, efficient and effective manner, the timely integration of Synteni's microarray technology and services with the Company's database products and services, integration of the respective sales and marketing and research and development efforts, and any resulting loss of efficiency or loss of employees. The combined companies may not realize any revenue enhancements or cost savings or maintain Synteni's business relationships with its customers after the merger. Also, any cost savings that are realized due to the merger may be offset by increases in other expenses or operating losses, including losses due to problems in integrating the two companies. See " -- Risks Associated With Acquisitions." Although the Company believes that beneficial synergies will result from the Synteni merger, the combination of the two companies' businesses, even if achieved in an efficient, effective and timely manner, may not result in combined results of operations and financial condition superior to what would have been achieved by each company independently, and may take longer than expected. See " -- History of Operating Losses; Uncertainty of Continued Profitability or Revenues."

           Risks Associated with Acquisitions. As part of its business strategy, the Company may from time to time acquire assets and businesses principally relating to, or complementary to, its operations. These acquisitions may include acquisitions for the purpose of acquiring specific technology. The Company acquired two companies, Genome Systems, Inc. and Combion, Inc., in 1996 and acquired Synteni in January 1998. If the Company acquires additional businesses that are not located near the Company's Palo Alto, California headquarters, the Company may experience more difficulty integrating and managing the acquired businesses' operations. These and any other acquisitions by the Company involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following: the Company may be exposed to unknown liabilities of acquired companies; the Company may incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company may experience difficulty and expense of assimilating the operations and personnel of the acquired businesses; the Company's ongoing business may be disrupted and its management's time and attention may be diverted; the Company may be unable to integrate successfully or to complete the development and application of acquired technology and may fail to achieve the anticipated financial, operating and strategic benefits from these acquisitions; the Company may experience difficulties in establishing and maintaining uniform standards, controls, procedures and policies; the

Company's relationships with key employees and customers of acquired businesses may be impaired, or these key employees and customers may be lost, as a result of changes in management and ownership of the acquired businesses; the Company may incur amortization expenses if an acquisition is accounted for as a purchase; and the Company's stockholders may be diluted if the consideration for the acquisition consists of equity securities. The Company may not overcome these risks or any other problems encountered in connection with acquisitions. If the Company is unsuccessful in doing so, its business, financial condition and results of operations could be materially and adversely affected.

           History of Operating Losses; Uncertainty of Continued Profitability or Revenues. For the years ended December 31, 1997, 1996 and 1995, the Company had net income (losses) of $6.9 million, ($7.3 million) and ($9.9 million), respectively, and as of March 31, 1998, the Company had an accumulated deficit of $28.3 million. The Company has experienced substantial revenue growth since 1995 and has reported quarterly profits since the first quarter of 1997. However, the Company may not be able to maintain revenue growth or profitability. The Company's continued investment in new product and technology development, obligations under existing and future research and development alliances, and increased investment in marketing, sales and customer service will require a continued increase in expenditures in 1998 and beyond. Synteni's ability to contribute to the profitability of the Company will be dependent on the ability of the Company and Synteni to obtain high volume customers for Synteni's microarray services and the costs associated with increasing microarray production capacity. To date Synteni's microarray service agreements consist of small volume pilot or feasibility agreements. The Company's ability to achieve and maintain significant revenues will be dependent upon its ability to obtain additional database collaborators and retain existing collaborators. The Company's ability to maintain profitability will be dependent upon its ability to obtain such database collaborators, the level of expenditures necessary for the Company to maintain and support its services to its collaborators, and the extent to which it incurs research and development, investment, acquisition-related or other expenses related to the development and provision of its products and services to database collaborators. While, as of April 1998, the Company had twenty-one database collaborations, the Company may be unable to enter into any additional collaborations. Further, the Company's database collaboration agreements typically have a term of three years. Some of these agreements require the Company to meet certain performance obligations. These agreements may not be renewed upon expiration, and a database collaboration agreement may be terminated earlier by a collaborator if the Company breaches the agreement and fails to cure such breach within a specified period. The loss of revenues from any database collaborator could have a material adverse effect on the Company's business, financial condition and results of operations.

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

           Fluctuations in Operating Results. The Company's operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors, including; changes in the demand for the Company's products and services; the pricing of database access to database collaborators; the nature, pricing and timing of other products and services provided to the Company's collaborators; changes in the research and development budgets of the Company's collaborators and potential collaborators; capital expenditures; acquisition and licensing costs and other costs related to the expansion of the Company's operations, including operating losses of acquired businesses such as Synteni; the introduction of competitive databases or services; and expenses related to, and results of, litigation (including the lawsuit filed by Affymetrix described below under "-Litigation") and other proceedings relating to intellectual property rights. In particular, the Company has a limited ability to control the timing of database installations, there is a lengthy sales cycle required for the Company's database products, the Company's revenue levels are difficult to forecast, the time required to complete custom orders can vary significantly and the Company's increasing investments in external alliances could result in significant quarterly fluctuations in expenses due to the payment of milestones, license fees or research payments.

           The Company's investments in joint ventures and businesses, particularly diaDexus, a joint venture with SB, may require the Company to record losses or expenses related to its proportionate ownership interest in such entities, to record charges for the acquisition of in-process technologies, or to record charges for recognition of the impairment in the value of the securities underlying such investments. To date, exclusive of losses from joint ventures, the Company has not incurred significant losses on its long-term equity investments. One entity in which the Company has made an equity investment, OncorMed, received a report from its independent auditors for the year ended December 31, 1997 which expressed substantial doubt as to OncorMed's ability to continue as a going concern. OncorMed is pursuing various financing options and the Company will continue to evaluate its investment in OncorMed and all of its long-term equity investments for impairment on a quarterly basis. In an effort to broaden its business, the Company is investing in a number of new areas, including microarray services, molecular diagnostics, pharmacogenomics and proteomics. Given that many of these address new markets, or involve untested technologies, it is not known if any of them will generate revenues or if the revenues will be sufficient to provide an adequate return on the investment. Depending on the investment required and the timing of such investments, expenses or losses related to these investments could adversely affect operating results.

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

           In addition, competitors may discover and establish patent positions with respect to gene sequences in the Company's databases. Further, certain entities engaged in gene sequencing, including Merck & Co., Inc. ("Merck") and The Institute for Genomic Research ("TIGR"), have made the results of their sequencing efforts publicly available. The Perkin-Elmer Corporation, Dr. J. Craig Venter, and TIGR announced in May 1998 the signing of a letter of intent to form a new company that has the goal of sequencing the entire human genome within three years and to make the sequence information publicly available. These patent positions or the public availability of gene sequences comprising substantial portions of the human genome or on microbial or plant genes could decrease the potential value of the Company's databases to the Company's collaborators and adversely affect the Company's ability to realize royalties or other revenue from commercialization of products based upon this genetic information.

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

           New and Uncertain Business. The Company's genomic database business and the use of its databases, software tools and related services to assist its collaborators and potentially improve the efficiency of the traditional drug discovery process represent a business for which there is no precedent. In addition, Synteni's microarray services business represents a business for which there is no precedent. The Company's database collaborators or potential collaborators, or Synteni's current or potential customers, may determine that the databases, software tools and microarray and related services provided by the Company are not useful or cost-effective. The Company's strategy of using high-throughput sequencing to identify genes rapidly and obtain proprietary rights in as many genes as possible and Synteni's strategy of using microarrays to identify differentially expressed genes is unproven. In addition, the Company has limited experience in providing bioinformatics software and database products and services. The Company's ability to sustain profitability depends on attracting additional collaborators and retaining existing collaborators for its database, sequencing and software products and services and microarray services. The nature and price of these database, sequencing and software products and services and microarray services are such that there is a limited number of pharmaceutical and biotechnology companies that are potential collaborators for such products and services. Additional factors that may affect demand for the Company's products and services include the extent to which potential collaborators choose to conduct in-house gene sequencing and bioinformatics analysis, the emergence of competitors offering similar services at competitive prices, the ability of the Company to service satisfactorily its existing collaborators, the extent to which the gene and related information in the Company's database is made public by, or is the subject of, patents issued to others, the Company's ability to establish and enforce proprietary rights to its products, and the emergence of technological innovations in gene sequencing, gene expression profiling or bioinformatics and relational database software that are more advanced than the technology used by and available to the Company. The Company may be unable to attract additional collaborators on acceptable terms for its products and services or develop a sustainable profitable business.

           Risks Associated with Strategic Investments. The Company has funded and intends in the future to fund strategic equity investments in joint ventures or businesses that complement the business of the Company. These investments, such as the Company's investment in diaDexus, may require the Company to record losses and expenses related to its proportionate ownership interest in such entities, the acquisition of in-process technologies, or the impairment in the value of the securities underlying such investments. These losses may exceed amounts anticipated, which could result in the Company's operating results being below the expectations of public market analysts and investors. These investments may often be made in securities for which there is no public trading market or in securities not registered under the Securities Act of 1933 and therefore subject to trading restrictions, either of which increases the Company's risk of investment and reduces the liquidity of the Company's investment. In addition, the Company could be required to invest greater amounts than initially anticipated or to devote substantial management time to the management of research and development relationships and joint ventures. The occurrence of any of the foregoing could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

           The Company's current policy is to file patent applications on what it believes to be novel full-length cDNA sequences and partial sequences obtained through the Company's high-throughput computer-aided gene sequencing efforts. The Company has filed U.S. patent applications in which the Company has claimed certain partial gene sequences and has filed patent applications in the U.S. and applications under the Patent Cooperation Treaty ("PCT") designating countries in Europe as well as Asia, Canada, Japan, Mexico and New Zealand claiming full-length gene sequences associated with cells and tissues that are the subject of the Company's high-throughput gene sequencing program. To date, the Company holds a number of issued U.S. patents on full-length genes, but no patent has issued from any of the Company's patent applications that claim partial gene sequences. The Company is aware that Merck (in conjunction with Washington University) and TIGR have made certain gene sequences publicly available, which may adversely affect the ability of the Company and others to obtain patents on such genes. The Company's ability to obtain patent protection for certain sequences that have been made publicly available may be adversely affected.

           The Company believes that certain of its patent applications claim genes which may also be claimed in patent applications filed by other parties. In some or all of these applications, a determination of priority of inventorship may need to be decided in an interference before the United States Patent and Trademark Office ("USPTO"). Given the large number of applications filed by the Company, a large number of interferences could be expensive and time consuming. In addition, it is impossible to predict how many, if any, of the interferences would be resolved in the

Company's favor.

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

           As the biotechnology industry expands, more patents are issued and other companies engage in the business of discovering genes through the use of high speed sequencers and in other genomic-related businesses, such as microarray and gene expression profiling, the risk increases that the Company's potential products or the processes used by the Company to develop these products, may be subject to claims that they infringe the patents of others. Certain of these patents are the subject of litigation. Therefore, the Company's operations may require it to obtain licenses under any of these patents or proprietary rights, and these licenses may not be made available on terms acceptable to the Company. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. Interference proceedings may be necessary to establish which party was the first to invent or the first to obtain a particular gene sequence for the purpose of patent protection. The Company is currently involved in litigation and interference proceedings with respect to patents and intellectual property rights. Litigation or interference proceedings, regardless of the outcome, could result in substantial costs to, and diversion of effort by the Company, and may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, these efforts by the Company may not be successful.

           As is typical in the genomics and software industries, the Company has from time to time received, and believes that it likely will receive in the future, notices from third parties alleging infringement claims. The Company believes that it is not infringing the patent rights of any such third party, and in circumstances in which the Company has determined a response to an alleged infringement claim to be appropriate, the Company has notified the claimant to that effect. To date, except as set forth below under "-Litigation," no third party has taken any action with respect to an alleged claim against the Company. There can be no assurance that action will not be taken against the Company in the future, either with respect to previously asserted or new claims or that if any action is taken, what the outcome of such action will be.

           Litigation. On January 6, 1998, Affymetrix filed a lawsuit in the United States District Court for the District of Delaware alleging infringement of U.S. patent number 5,445,934 (the "'934 Patent") by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the U.S. high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorney's fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni. Incyte and Synteni believe they have meritorious defenses and intend to defend the suit vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of this suit, and litigation, regardless of the outcome, could result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this suit or the outcome thereof would be made available on commercially acceptable terms, if at all.

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

PART II:   OTHER INFORMATION

ITEM 1          Legal Proceedings

                    On January 6, 1998, Affymetrix, Inc. ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware alleging infringement of U.S. patent number 5,445,934 (the "'934 Patent") by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the U.S. high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorney's fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni. Incyte and Synteni believe they have meritorious defenses and intend to defend the suit vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of this suit, and litigation, regardless of the outcome, could result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this suit or the outcome thereof would be made available on commercially acceptable terms, if at all.

ITEM 2          Changes in Securities

                (a)  Not applicable

                (b)   Not applicable

                (c) Pursuant to an Agreement and Plan of Merger dated December 23, 1997 among the Company, Bond Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Company, and Synteni, on January 22, 1998, all outstanding shares of capital stock of Synteni were converted into an aggregate of 2,340,237 shares of the Company's common stock. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

                (d)   Not applicable

ITEM 3          Defaults upon Senior Securities
                None

ITEM 4          Submission of Matters to a Vote of Security Holders
                None

ITEM 5          Other Information
                None

ITEM 6          Exhibits and Reports on Form 8-K.

                a)  Exhibits
                    See Exhibit Index on Page 18

                b)  Reports on Form 8-K

                     The Company filed one report on Form 8-K during the fiscal quarter covered by this report, as follows:

                    (i) Current Report on Form 8-K, filed on February 6, 1998, reporting under Item 2 the completion of the merger with Synteni, Inc. effective January 22, 1998, as amended by Form 8-K/A filed on April 1, 1998 to file under Item 7 of Form 8-K certain financial statements and information required thereunder.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INCYTE PHARMACEUTICALS, INC.



Date:      May 12, 1998                   By:  /s/ ROY A. WHITFIELD
                                               ---------------------------------
                                               Roy A. Whitfield
                                               Chief Executive Officer


Date:      May 12, 1998                   By:  /s/ DENISE M. GILBERT
                                               ---------------------------------
                                               Denise M. Gilbert
                                               Executive Vice President and
                                                  Chief Financial Officer

                          INCYTE PHARMACEUTICALS, INC.

                                  EXHIBIT INDEX



   NO.     EXHIBIT                                                         PAGE
   ---     -------                                                         ----

   27      Financial Data Schedule, March 31, 1998
   27.1    Financial Data Schedule, March 31, 1997
