Form 10-Q
period 1998-06-30
INCYTE PHARMACEUTICALS INC
filed 1998-08-14
CIK 879169

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                 For the quarterly period ended June 30, 1998

                                      or


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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 26,663,544 as of June 30, 1998.


INCYTE  PHARMACEUTICALS,  INC.

INDEX





PART I: FINANCIAL INFORMATION                                                   PAGE
------------------------------------------------------------------------------  ----

ITEM 1  Financial Statements - Unaudited

             Condensed Consolidated Balance Sheets - June 30, 1998 and
             December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . .     3

             Condensed Consolidated Statements of Income - three and six month
             periods ended June 30, 1998 and 1997. . . . . . . . . . . . . . .     4

             Condensed Consolidated Statements of Cash Flows - six month
             periods ended June 30, 1998 and 1997. . . . . . . . . . . . . . .     5

             Notes to Condensed Consolidated Financial Statements. . . . . . .     6

ITEM 2  Management's discussion and analysis of financial condition
             and results of operations . . . . . . . . . . . . . . . . . . . .    10


PART II: OTHER INFORMATION
------------------------------------------------------------------------------

ITEM 1  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .    24

ITEM 2  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . .    24

ITEM 3  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . .    24

ITEM 4  Submission of Matters to a Vote of Security Holders. . . . . . . . . .    24

ITEM 5  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . .    25

ITEM 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .    25

             Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

             Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .    27

PART  I:    FINANCIAL  INFORMATION
ITEM  1      FINANCIAL  STATEMENTS




                           INCYTE PHARMACEUTICALS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands),
                                   (unaudited),




                                                          JUNE 30,  DECEMBER 31,
                                                           1998        1997*
                                                        ----------  -----------
ASSETS
Current assets:
      Cash and cash equivalents. . . . . . . . . . . .  $  32,944   $   55,598
      Restricted cash. . . . . . . . . . . . . . . . .      4,000        6,000
      Marketable securities - available-for-sale . . .     93,766       57,497
      Accounts receivable, net . . . . . . . . . . . .     10,970       19,983
      Prepaid expenses and other current assets. . . .      5,516        3,836
                                                        ----------  -----------
            Total current assets . . . . . . . . . . .    147,196      142,914

Property and equipment, net. . . . . . . . . . . . . .     45,653       38,070
Long-term investments. . . . . . . . . . . . . . . . .     21,054       14,800
Deposits and other assets. . . . . . . . . . . . . . .      5,285        3,305
                                                        ----------  -----------
            Total assets . . . . . . . . . . . . . . .  $ 219,188   $  199,089
                                                        ==========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable . . . . . . . . . . . . . . . .  $   3,527        5,791
      Accrued and other current liabilities. . . . . .     13,664       14,608
      Deferred revenue . . . . . . . . . . . . . . . .     43,213       31,815
                                                        ----------  -----------
            Total current liabilities. . . . . . . . .     60,404       52,214

Non-current portion of accrued rent and other
      Non-current liabilities. . . . . . . . . . . . .        908        1,173
                                                        ----------  -----------
            Total liabilities. . . . . . . . . . . . .     61,312       53,387
                                                        ----------  -----------

Stockholders' equity:
      Capital stock. . . . . . . . . . . . . . . . . .         27           26
      Additional paid-in capital . . . . . . . . . . .    182,403      175,749
      Deferred compensation. . . . . . . . . . . . . .     (1,412)           -
      Receivable from stockholder. . . . . . . . . . .        (49)           -
      Accumulated other comprehensive income . . . . .          7           56
      Accumulated deficit. . . . . . . . . . . . . . .    (23,100)     (30,129)
            Total stockholders' equity . . . . . . . .    157,876      145,702
                                                        ----------  -----------
            Total liabilities and stockholders' equity  $ 219,188   $  199,089
                                                        ==========  ===========





                              See accompanying notes


                         INCYTE PHARMACEUTICALS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts),
                                 (unaudited),


                                     THREE  MONTHS  ENDED     SIX  MONTHS  ENDED
                                           JUNE  30,                JUNE  30,
                                           ---------                ---------
                                         1998     1997          1998      1997
                                      -------  -------         --------  -------
Revenues . . . . . . . . . . . . . .  $33,093  $21,425         $63,472   $39,423

Costs and expenses:
 Research and development. . . . . .   23,120   17,370          44,819    32,503
 Selling, general and administrative    5,722    3,250          10,322     6,103
 Acquisition-related charges . . . .        -        -           1,171         -
                                      -------  -------         --------  -------
Total costs and expenses . . . . . .   28,842   20,620          56,312    38,606

Income from operations . . . . . . .    4,251      805           7,160       817

Interest and other income, net . . .    1,804      572           3,681     1,069
Losses from joint venture. . . . . .        -        -            (640)        -
                                      -------  -------         --------  -------
Income before income taxes . . . . .    6,055    1,377          10,201     1,886

Provision for income taxes . . . . .      848      106           1,428       158
                                      -------  -------         --------  -------

Net income . . . . . . . . . . . . .  $ 5,207  $ 1,271         $ 8,773   $ 1,728
                                      =======  =======         ========  =======






Basic net income per share . . . . .  $  0.20  $  0.05         $  0.33   $  0.07
                                      =======  =======         ========  =======
Shares used in computing
   basic net income per share. . . .   26,610   23,122          26,504    23,059
                                      =======  =======         ========  =======



Diluted net income per share . . . .  $  0.18  $  0.05         $  0.30   $  0.07
                                      =======  =======         ========  =======
Shares used in computing
   diluted net income per share. . .   28,667   25,209          28,792    25,228
                                      =======  =======         ========  =======

                            See accompanying notes


                             INCYTE PHARMACEUTICALS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands),
                                     (unaudited),

                                                                  SIX  MONTHS  ENDED
                                                                       JUNE  30,
                                                                       ---------
                                                                      1998      1997
                                                                  ---------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $  8,773   $ 1,728
     Adjustments to reconcile net income to net cash provided by
         Operating activities:
         Depreciation and amortization . . . . . . . . . . . . .     7,489     4,592
         Losses in joint venture . . . . . . . . . . . . . . . .       640         -
         Amortization of deferred compensation . . . . . . . . .       246         -
         Adjustment to conform pooled entity . . . . . . . . . .       278         -
         Changes in certain assets and liabilities:
              Accounts receivable. . . . . . . . . . . . . . . .     9,233    (1,497)
              Prepaid expenses, deposits and other assets. . . .    (3,723)   (1,077)
              Accounts payable . . . . . . . . . . . . . . . . .    (2,078)     (963)
              Accrued and other liabilities. . . . . . . . . . .        77     3,074
              Deferred revenue . . . . . . . . . . . . . . . . .    12,159     6,178
                                                                  ---------  --------
Net cash provided by operating activities. . . . . . . . . . . .    33,094    12,035
                                                                  ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Long-term investments . . . . . . . . . . . . . . . . . . .    (6,894)   (5,000)
     Capital expenditures. . . . . . . . . . . . . . . . . . . .   (15,325)   (9,136)
     Proceeds from sale of assets leased back under
         Operating leases. . . . . . . . . . . . . . . . . . . .         -     1,528
     Purchases of marketable securities. . . . . . . . . . . . .   (60,171)   (4,511)
     Sales and maturities of marketable securities . . . . . . .    23,854     8,539
Net cash used in investing activities. . . . . . . . . . . . . .   (58,536)   (8,580)
                                                                  ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock. . . . . . . . . . .     2,923     4,322
     Principal payments on capital lease obligations and
          Notes payable. . . . . . . . . . . . . . . . . . . . .      (135)      (53)
                                                                  ---------  --------
Net cash provided by financing activities. . . . . . . . . . . .     2,788     4,269
                                                                  ---------  --------

Net increase (decrease) in cash and cash equivalents . . . . . .   (22,654)    7,724
Cash and cash equivalents at beginning of period . . . . . . . .    55,598     9,616
                                                                  ---------  --------
Cash and cash equivalents at end of period . . . . . . . . . . .  $ 32,944   $17,340
                                                                  =========  ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . .  $     43   $    14
                                                                  =========  ========
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . .  $    340   $    70
                                                                  =========  ========

See accompanying notes

                                    ======
                         INCYTE PHARMACEUTICALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

1.    BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 1998 and December 31, 1997, statements of operations for the three and six months ended June 30, 1998 and 1997 and the statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

Certain reclassifications were made to prior periods' balances to conform with the 1998 presentation. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Current Report on Form 8-K.

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

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.


                                          THREE  MONTHS  ENDED    SIX  MONTHS  ENDED
                                                 JUNE  30,             JUNE  30,
                                                 ---------            ---------
                                                1998     1997        1998     1997
                                             -------  -------       -------  -------
Numerator:
 Net income . . . . . . . . . . . . . . . .  $ 5,207  $ 1,271       $ 8,773  $ 1,728
                                             =======  =======       =======  =======

Denominator:
 Denominator for basic earnings
    Per share - weighted-average shares . .   26,610   23,122        26,504   23,059

 Dilutive potential common shares-
    Stock options . . . . . . . . . . . . .    2,057    2,087         2,288    2,169
                                             -------  -------       -------  -------

       Denominator for diluted earnings per
           Share. . . . . . . . . . . . . .   28,667   25,209        28,792   25,228
                                             =======  =======       =======  =======

Basic net income per share. . . . . . . . .  $  0.20  $  0.05       $  0.33  $  0.07
                                             =======  =======       =======  =======

Diluted net income per share. . . . . . . .  $  0.18  $  0.05       $  0.30  $  0.07
                                             =======  =======       =======  =======






4.    BUSINESS  COMBINATIONS

In January 1998, the Company issued 2,340,237 shares of common stock in exchange for all of the capital stock of Synteni, Inc., a privately held microarray-based gene expression company located in Fremont, California. Synteni provides microarray services to the pharmaceutical, biotechnology, and
agricultural  industries.    The  merger  has  been  accounted  for  as  a
pooling-of-interests and, accordingly, the Company's financial statements and financial data have been restated to include the accounts and operations of Synteni for all periods presented.

The table below presents the separate results of operations for Synteni for the periods prior to the merger. The Company's results of operations include Synteni since the transaction (in thousands):




                                                       Merger
                                                       Related
                                   Incyte   Synteni    Expenses   Total
                                   -------  ---------  ---------  -------
Three months ended June 30, 1998
     Revenue. . . . . . . . . . .  $33,093         -          -   $33,093
     Net income (loss). . . . . .    5,207         -          -     5,207

Three months ended June 30, 1997
    Revenue . . . . . . . . . . .  $21,192  $    233          -   $21,425
    Net income (loss) . . . . . .    1,942      (671)         -     1,271

Six months ended June 30, 1998
    Revenue . . . . . . . . . . .  $63,472         -          -   $63,472
    Net income (loss) . . . . . .    9,833         -     (1,060)    8,773

Six months ended June 30, 1997
    Revenue . . . . . . . . . . .  $39,051  $    372          -   $39,423
    Net income (loss) . . . . . .    2,923    (1,195)         -     1,728



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

7.    NEW  PRONOUNCEMENTS

In the first quarter of fiscal 1998 the Company adopted FASB Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires companies to disclose, both individually and in the aggregate, the change in equity from non-owner sources. The Company's adjustment to net income to arrive at comprehensive income is comprised of unrealized gains and losses on marketable securities available-for-sale. Comprehensive income was $5,268,000 and $8,725,000 for the three and six months ended June 30, 1998, respectively, and $1,375,000 and $1,771,000 for the respective periods in 1997.

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

8.  LITIGATION


On January 6, 1998, Affymetrix, Inc. ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware alleging infringement of U.S. patent number 5,445,934 (the "'934 Patent") by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the U.S. high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorney's fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni. Incyte and Synteni believe they have meritorious defenses and intend to defend the suit vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of this suit, and litigation has resulted and, if a settlement is not reached is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this suit or the outcome thereof would be made available on commercially acceptable terms, if at all.

PART  I:    FINANCIAL  INFORMATION
ITEM  2


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Current Report on Form 8-K. dated June 12, 1998.

     When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to expected expenditure  levels,  the  adequacy  of  capital  resources,  and  growth  in operations, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the pharmaceutical industry in both research and development; risks relating to the development of new database products and their use by potential collaborators of the Company; the impact of technological advances and competition; the ability of the Company to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; the ability to successfully integrate the operations of recent business combinations; the cost of accessing technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene sequences and other genetic information; developments in and expenses relating to litigation; the results and viability of joint ventures and businesses in which the Company has purchased equity; and the matters discussed below under the caption "-Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


OVERVIEW

     Incyte Pharmaceuticals, Inc. (the "Company") designs, develops and markets genomic database products, genomic data management software tools, microarray-based gene expression services and related reagents. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based tools used by pharmaceutical and biotechnology companies in drug discovery and development. In building the databases, the Company utilizes high-throughput, computer-aided gene sequencing and analysis technologies to identify and characterize the expressed genes of the human genome, as well as certain animal, plant and microbial genomes.

Revenues recognized by the Company consist primarily of non-exclusive database access fees related to database collaboration agreements. Revenues also include the sales of genomic screening products and services, gene expression microarray services, fees for custom or "satellite" database services, and genomic data management software tools and maintenance. The Company's database collaboration agreements provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database collaborators will ever generate products from information contained within the databases and thus that the Company will ever receive milestone payments or royalties.

     In January 1998, the Company completed the acquisition of Synteni, Inc. ("Synteni"), a privately-held microarray-based gene expression company. The transaction has been accounted for as a pooling-of-interests, and the consolidated financial statements discussed herein and all historical financial information have been restated to reflect the combined operations of both companies. Synteni's ability to contribute to revenues and operating profits will be dependent on the ability of the Company to obtain high volume customers for Synteni's microarray services. Prior to the merger, Synteni's microarray service agreements consisted of small volume pilot or feasibility agreements. In September 1997, the Company formed a joint venture, diaDexus, LLC ("diaDexus"), with SmithKline Beecham Corporation ("SB") which will utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company and SB each hold a 50 percent equity interest in diaDexus. The investment is accounted for under the equity method and the Company will record its share of diaDexus' earnings and losses on its statement of operations.

     The Company's investments in joint ventures and businesses, particularly diaDexus, may require the Company to record losses or expenses related to its proportionate ownership interest in such entities, to record charges for the acquisition of in-process technologies, or to record charges for the recognition of the impairment in the value of the securities underlying such investments. To date, exclusive of losses from joint ventures, the Company has not incurred significant losses on its long-term equity investments. One company in which the company holds an equity investment, OncorMed, Inc. ("OncorMed"), received a report from its independent auditors for the year ended December 31, 1997 which expressed substantial doubt as to OncorMed's ability to continue as a going concern. On July 7, 1998 Gene Logic Inc. ("Gene Logic") announced its that it entered into an agreement to acquire OncorMed in exchange for shares of Gene Logic common stock with a value not to exceed approximately $38 million. Consummation of the acquisition is subject to approval by the stockholders of both companies. The investment in OncorMed is accounted for under the cost method of accounting, and the acquisition supports the Company's carrying value of the investment. The Company will continue to evaluate its investment in OncorMed and all of its long-term equity investments for impairment on a quarterly basis.

     The need for continued investment in development of the Company's databases and related products and services and for support of ongoing collaborations results in significant fixed expenses. If revenue in a particular period does not meet expectations, the Company may not be able to adjust significantly its level of expenditures in such period, which would have an adverse effect on the Company's operating results. The Company may also experience difficulty in forecasting levels of operating expenditures for, and integration-related expenses with respect to, subsidiaries acquired through acquisitions, at least until a substantial period of time has passed since the acquisition date. This is particularly true when attempting to forecast expenditure levels for acquired businesses that focus on technologies for which there is not yet an established market. The Company believes that quarterly comparisons of its financial results will not necessarily be meaningful and should not be relied upon as an indication of future performance. Due to the foregoing and other unforeseen factors, it is likely that in some future quarter or quarters the Company's operating results may be below the expectations of public market analysts and investors.

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

     The Company has incurred, and unless a settlement is reached, and is likely to continue to incur, substantial expenses in its defense of the lawsuit filed in January 1998 by Affymetrix, Inc. ("Affymetrix") alleging patent infringement by Synteni and Incyte. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement and, in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix further requests that any such damages be trebled on its allegation of willful infringement by Incyte and Synteni. Incyte and Synteni believe they have meritorious defenses and intend to defend the suit vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of this suit, and litigation, regardless of the outcome, could result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this suit or the outcome thereof would be made available on commercially acceptable terms, if at all.

RESULTS  OF  OPERATIONS

     Revenues for the three and six months ended June 30, 1998 increased to $33.1 million and $63.5 million, respectively, compared to $21.4 million and $39.4 million for the corresponding periods in 1997. Revenues resulted primarily from database access fees and, to a much lesser extent, from genomic screening products and services, custom satellite database services, microarray-based gene expression services, and genomic data management software tools and maintenance. The increase in revenues was primarily attributed to new, as well as expanded, collaborative database agreements.

     Total costs and expenses for the three and six months ended June 30, 1998 increased to $28.8 million and $56.3 million, respectively, compared to $20.6 million and $38.6 million for the corresponding periods in 1997. Total costs and expenses for the six month period ended June 30, 1998 included an acquisition-related charge of $1.2 million for the acquisition of Synteni, Inc. The charge consisted primarily of accounting, legal and investment banking fees. Total costs and expenses are expected to increase in the foreseeable future due to significant growth in microarray production capacity, the continued investment in new product development and bioinformatics, growth in marketing, sales and customer services, and defense of the Affymetrix lawsuit.

     Research and development expenses for the three and six months ended June 30, 1998 increased to $23.1 million and $44.8 million, respectively, compared to $17.4 million and $32.5 million for the corresponding periods in 1997. The increase in research and development expenses resulted primarily from an increase in bioinformatics and software development efforts, microarray production and technology development, and continued investment in the growth of the Company's intellectual property portfolio. The Company expects research and development spending to increase over the next few years as the Company continues to pursue the development of new database products and services, invests in new technologies, broadens its microarray production operations and invests in the protection of its intellectual property.

Selling, general and administrative expenses for the three and six months ended June 30, 1998 increased to $5.7 million and $10.3 million, respectively, compared to $3.3 million and $6.1 million for the corresponding periods in 1997. The increase in selling, general and administrative expenses resulted primarily from the growth in marketing, sales and customer support, expenses related to the defense of the Affymetrix lawsuit and increased administrative personnel related to the growing complexity of the Company's business. The Company expects that selling, general and administrative expenses will increase throughout 1998 due particularly to continued growth in marketing, sales and customer support functions, the expansion of the Company's United Kingdom operations, and legal expenses related to the Company's defense of the Affymetrix lawsuit.

     Interest and other income, net for the three and six months ended June 30, 1998 increased to $1.8 million and $3.7 million, respectively, from $0.6 million and $1.1 million for the corresponding periods in 1997. This was primarily a result of increased interest income from higher average combined cash, cash equivalent and marketable securities balances due primarily to the completion of a follow-on public offering in August 1997.

     Losses from joint venture were $0.6 million for six months ended June 30, 1998 and zero for the three months ended June 30, 1998. The loss represents the Company's equity share of diaDexus' net losses from operations. In the three months ended June 30, 1998, the Company's share in diaDexus' net losses was offset by the amortization of the excess of the Company's share of diaDexus net assets over its basis. The amortization of this amount is expected to approximate the Company's equity share in diaDexus losses through the third quarter of 1998. As diaDexus was formed in September 1997, no losses from joint venture were incurred in the three and six months ended June 30, 1997. The Company expects that losses from joint venture will continue at least through 1999.

     The estimated effective annual income tax rate for 1998 is 14%, which represents the provision of federal and state alternative minimum taxes after utilization of net operating loss carryforwards and research and development credits.

     Net income and diluted earning per share were $5.2 million and $8.8 million and $0.18 and $0.30 per share for the three and six months ended June 30, 1998, respectively, as compared to $1.3 million and $1.7 million and $0.05 and $0.07 in the same periods a year ago, respectively. Earnings per share were affected by a follow-on public stock offering in August 1997 that resulted in an increase in the number of shares outstanding of 2.8 million shares, including 0.4 million shares issued upon the exercise of the underwriters' over-allotment option. The Company's results of operations and earning per share for the three and six months ended June 30, 1997 have been restated to account for the acquisition of Synteni, which was accounted for as a pooling-of-interests. Previously reported net income and diluted earnings per share for the three and six months ended June 30, 1997 were $1.9 million and $2.9 million, and $0.17 and $0.26, respectively. While the Company has reported net income for the past six quarters, there can be no assurance that the Company can maintain profitability. See "Factors that May Affect Results-History of Operating Losses; Uncertainty of Continued Profitability or Revenues."

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 1998, the Company had $130.7 million in cash, cash equivalents, restricted cash, and marketable securities, compared to $119.1 million as of December 31, 1997. For the six month period ended June 30, 1998, cash provided by operating and financing activities was partially offset by capital expenditures, consisting primarily of purchases of data processing-related computer hardware, laboratory equipment and facilities improvements, as well as investments in research and development alliances. The Company has classified all of its marketable securities as short-term, as the Company may decide not to hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

     Net cash provided by operating activities was $33.1 million for the six months ended June 30, 1998, as compared to $12.0 million for the six months ended June 30, 1997. The increase in net cash provided by operating activities resulted primarily from the increase in net income and deferred revenues, and the decrease in accounts receivable partially offset by the increase in prepaid expenses, deposits and other assets and the decrease in accounts payable. Net cash generated by operating activities may in the future fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators.

     The Company's investing activities, other than purchases, sales and maturities of marketable securities, have mainly consisted of capital expenditures and long-term investments. Capital expenditures for the six months ended June 30, 1998 increased to $15.3 million from $9.1 million for the six months ended June 30, 1997. Long-term investments in companies with which the Company has research and development alliances increased to $6.9 million for the six months ended June 30, 1998 from $5.0 million for the six months ended June 30, 1997. Long-term investments for the period ended June 30, 1998 consisted primarily of a $5.8 million equity investment in Oxford GlycoSciences plc and $0.8 million equity investment in Layton Biosciences, Inc, while long-term investments for the period ended June 30, 1997 consisted of an equity investment in OncorMed. Net cash used by investing activities may in the future fluctuate significantly from quarter to quarter due to the timing of strategic equity investments, capital purchases and maturity/sales and purchases of marketable securities.

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 1998 as compared to $4.3 for the six months ended June 30, 1997. The Company expects its cash requirements to increase through 1998 as it increases its investment in data-processing-related computer hardware in order to support its existing and new database products, continues to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions, and addresses its needs for larger facilities and/or improvements in existing facilities. The Company has entered into a multi-year lease with respect to a 95,000 square foot building being constructed adjacent to the Company's Palo Alto headquarters. The Company's share of tenant improvements is estimated to be between $10.0 million and $15.0 million, of which approximately $0.9 million have been expended through June 30, 1998. Given the current construction schedule, the Company does not expect to begin to incur significant expenses related to this facility until late 1998 or early 1999. The Company expects to continue to fund future operations with revenues from genomic database products and services in addition to using its current cash, cash equivalents and marketable securities.

     Based upon its current plans, the Company believes that its existing resources and anticipated cash flow from operations will be adequate to satisfy its capital needs at least through 1999. However, the Company may be unable to obtain additional collaborators or retain existing collaborators for the Company's databases, genomic products and services, and these database products and services may not produce revenues which, together with the Company's cash, cash equivalents and marketable securities, would be adequate to fund the Company's cash requirements. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and genomic products and services; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure the Company's sequencing, data processing and microarray operations remain competitive and costs associated with the integration of new operations assumed through mergers and acquisitions. In particular, the Company expects its cash requirements to increase in 1998 as it increases its investment in data processing-related computer hardware in order to support its existing and new database products; continues to seek access to technologies through investments, alliances, license agreements, and/or acquisitions; makes investments associated with integration of acquired companies; and addresses its needs for larger facilities and/or improvements in existing facilities. The Company expects to continue to fund future operations with revenues from genomic database products and services in addition to using its current cash, cash equivalents and marketable securities. Changes in the Company's research and development plans or other changes affecting the Company's operating expenses may result in changes in the timing and amount of expenditures of the Company's capital resources. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company's existing stockholders. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaborative arrangements that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

FACTORS  THAT  MAY  AFFECT  RESULTS

     Uncertain Effects of the Synteni Merger. The combination of Synteni and the Company involves several potential operating and business risks, including the integration of Synteni's and the Company's businesses and management in a timely, efficient and effective manner, the timely integration of Synteni's microarray technology and services with the Company's database products and services, integration of the respective sales and marketing and research and development efforts, and any resulting loss of efficiency or loss of employees. The combined companies may not realize any revenue enhancements or cost savings or maintain Synteni's business relationships with its customers after the merger. Also, any cost savings that are realized due to the merger may be offset by increases in other expenses or operating losses, including losses due to problems in integrating the two companies. See "-Risks Associated With Acquisitions." Although the Company believes that beneficial synergies will result from the Synteni merger, the combination of the two companies' businesses, even if achieved in an efficient, effective and timely manner, may not result in combined results of operations and financial condition superior to what would have been achieved by each company independently, and may take longer than expected. See "-History of Operating Losses; Uncertainty of Continued Profitability or Revenues."

     Risks Associated with Acquisitions. As part of its business strategy, the Company may from time to time acquire assets and businesses principally relating or complementary to its operations. These acquisitions may include acquisitions for the purpose of acquiring specific technology. The Company acquired two companies, Genome Systems, Inc. and Combion, Inc., in 1996 and acquired Synteni in January 1998. If the Company acquires additional businesses that are not located near the Company's Palo Alto, California headquarters, the Company may experience more difficulty integrating and
managing  the  acquired  businesses'  operations.    These  and  any  other
acquisitions by the Company involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following: the Company may be exposed to unknown liabilities of acquired companies; the Company may incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company may experience difficulty and expense of assimilating the operations and personnel of the acquired businesses; the Company's ongoing business may be disrupted and its management's time and attention may be diverted; the Company may be unable to integrate successfully or to complete the development and application of acquired technology and may fail to achieve the anticipated financial, operating and strategic benefits from these acquisitions; the Company may experience difficulties in establishing and maintaining uniform standards, controls, procedures and policies; the Company's relationships with key employees and customers of acquired businesses may be impaired, or these key employees and customers may be lost, as a result of changes in management and ownership of the acquired businesses; the Company may incur amortization expenses if an acquisition is accounted for as a purchase; and the Company's stockholders may be diluted if the consideration for the acquisition consists of equity securities. The Company may not overcome these risks or any other problems encountered in connection with acquisitions. If the Company is unsuccessful in doing so, its business, financial condition and results of operations could be materially and adversely affected.

     History of Operating Losses; Uncertainty of Continued Profitability or Revenues. For the years ended December 31, 1996 and 1995, the Company had net losses of $7.3 million and $9.9 million, respectively, and as of June 30, 1998, the Company had an accumulated deficit of $23.1 million. The Company has experienced substantial revenue growth since 1995 and has reported quarterly profits only since the first quarter of 1997. However, the Company may not be able to maintain revenue growth or profitability. The Company's continued investment in new product and technology development, obligations under existing and future research and development alliances, and increased investment in marketing, sales and customer service will require a continued increase in expenditures in 1998 and beyond. Synteni's ability to contribute to the profitability of the Company will be dependent on the ability of the Company and Synteni to obtain high volume customers for Synteni's microarray services and the costs associated with increasing microarray production capacity. Prior to the merger, Synteni's microarray service agreements consist of small volume pilot or feasibility agreements. The Company's ability to achieve and maintain significant revenues will be dependent upon its ability to obtain additional database collaborators, retain existing collaborators, and expand its customer base for microarray services. The Company's ability to maintain profitability will be dependent upon its ability to obtain database collaborators, expand its customer base for microarray services, the level of expenditures necessary for the Company to maintain and support its services to its collaborators, and the extent to which it incurs research and development, investment, acquisition-related or other expenses related to the development and provision of its products and services to database collaborators. While, as of June 1998, the Company had twenty-one database collaborations, the Company may be unable to enter into any additional collaborations. Further, the Company's database collaboration agreements typically have a term of three years. Some of these agreements require the Company to meet certain performance obligations. These agreements may not be renewed upon expiration, and a database collaboration agreement may be terminated earlier by a collaborator if the Company breaches the agreement and fails to cure such breach within a specified period. The loss of revenues from any database collaborator could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Fluctuations in Operating Results. The Company's operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors, including; changes in the demand for the Company's products and services; the pricing of database access to database collaborators; the nature, pricing and timing of other products and services provided to the Company's collaborators; changes in the research and development budgets of the Company's collaborators and potential collaborators; capital expenditures; acquisition and licensing costs and other costs related to the expansion of the Company's operations, including operating losses of acquired businesses such as Synteni; the introduction of competitive databases or services; and expenses related to, and results of, litigation (including the lawsuit filed by Affymetrix described below under "Litigation") and other proceedings relating to intellectual property rights. In particular, the Company has a limited ability to control the timing of database installations, there is a lengthy sales cycle required for the Company's database products, the Company's revenue levels are difficult to forecast, the time required to complete custom orders can vary significantly and the Company's increasing investments in external alliances could result in significant quarterly fluctuations in expenses due to the payment of milestones, license fees or research payments.

     The Company's investments in joint ventures and businesses, particularly diaDexus, a joint venture with SB, may require the Company to record losses or expenses related to its proportionate ownership interest in such entities, to record charges for the acquisition of in-process technologies, or to record charges for recognition of the impairment in the value of the securities underlying such investments. To date, exclusive of losses from joint ventures, the Company has not incurred significant losses on its long-term equity investments. One entity in which the Company has made an equity investment, OncorMed, received a report from its independent auditors for the year ended December 31, 1997 which expressed substantial doubt as to OncorMed's ability to continue as a going concern. On July 7, 1998 Gene Logic announced its that it entered into an agreement to acquire OncorMed in exchange for shares of Gene Logic common stock with a value not to exceed approximately $38 million. Consummation of the acquisition is subject to approval by the stockholders of both companies. The investment in OncorMed is accounted for under the cost method of accounting, and the acquisition supports the Company's carrying value of the investment. The Company will continue to evaluate its investment in OncorMed and all of its long-term equity investments for impairment on a quarterly basis. In an effort to broaden its business, the Company is investing in a number of new areas, including microarray services, molecular diagnostics, pharmacogenomics and proteomics. Given that many of these address new markets, or involve untested technologies, it is not known if any of them will generate revenues or if the revenues will be sufficient to provide an adequate return on the investment. Depending on the investment required and the timing of such investments, expenses or losses related to these investments could adversely affect operating results.

     The need for continued investment in development of the Company's databases and related products and services and for extensive ongoing collaborator support capabilities results in significant fixed expenses. If revenue in a particular period does not meet expectations, the Company may not be able to adjust significantly its level of expenditures in such period, which would have an adverse effect on the Company's operating results. The
Company may also experience difficulty in forecasting levels of operating expenditures for, and integration-related expenses with respect to, subsidiaries acquired through acquisitions, at least until a substantial period of time has passed since the acquisition date. This is particularly true when attempting to forecast expenditure levels for acquired businesses that focus on technologies for which there is not yet an established market. The Company believes that quarterly comparisons of its financial results will not necessarily be meaningful and should not be relied upon as an indication of future performance. Due to the foregoing and other unforeseen factors, it is likely that in some future quarter or quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

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

     In addition, competitors may discover and establish patent positions with respect to gene sequences in the Company's databases. Further, certain entities engaged in gene sequencing, including Merck & Co., Inc. ("Merck") and The Institute for Genomic Research ("TIGR"), have made the results of their sequencing efforts publicly available. The Perkin-Elmer Corporation, Dr. J. Craig Venter, and TIGR announced in May 1998 the signing of a letter of intent to form a new company that has the goal of sequencing the entire human genome within three years and to make the sequence information publicly available. The public availability of gene sequences or resulting patent positions comprising substantial portions of the human genome or microbial or plant genomes could decrease the potential value of the Company's databases to the Company's collaborators and adversely affect the Company's ability to realize royalties or other revenue from commercialization of products based upon this genetic information.

     The gene sequencing machines that are utilized in the Company's high-throughput computer-aided gene sequencing operations are commercially available and are currently being utilized by several competitors. Some of the Company's competitors or potential competitors are in the process of developing, and may successfully develop, proprietary sequencing technologies that may be more advanced than the technology used by the Company. In addition, the Company is aware that there are a number of companies pursuing alternative methods for generating gene expression information, including those that have developed, and are developing, microarray technologies. At least one other company currently offers microarray-based services that might be competitive with those offered by the Company. These advanced sequencing or gene expression technologies, if developed, may not be commercially available for purchase or license by the Company on reasonable terms, if at all.

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

     New and Uncertain Business. The Company's genomic database business and the use of its databases, software tools and related services to assist its collaborators and potentially improve the efficiency of the traditional drug discovery process represent a business for which there is no precedent. In addition, the Company's microarray services business represents a business for which there is no precedent. The Company's collaborators or potential collaborators may determine that the databases, software tools and microarray and related services provided by the Company are not useful or cost-effective. The Company's strategy of using high-throughput sequencing to identify genes rapidly and obtain proprietary rights in as many genes as possible and its strategy of using microarrays to identify differentially expressed genes is unproven. In addition, the Company has limited experience in providing bioinformatics software and database products and services. The Company's ability to sustain profitability depends on attracting additional collaborators and retaining existing collaborators for its database, sequencing and software products and services and microarray services. The nature and price of these database, sequencing and software products and services and microarray services are such that there is a limited number of pharmaceutical and biotechnology companies that are potential collaborators for such products and services. Additional factors that may affect demand for the Company's products and services include the extent to which potential collaborators choose to conduct in-house gene sequencing, bioinformatics analysis, and microarray-based gene expression analysis, the emergence of competitors offering similar services at competitive prices, the ability of the Company to service satisfactorily its existing collaborators, the extent to which the gene and related information in the Company's database is made public by, or is the subject of, patents issued to others, the Company's ability to establish and enforce proprietary rights to its products, and the emergence of technological innovations in gene sequencing, gene expression profiling or bioinformatics and relational database software that are more advanced than the technology used by and available to the Company. The Company may be unable to attract additional collaborators on acceptable terms for its products and services or develop a sustainable profitable business.

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

     Lengthy Sales Cycle. The ability of the Company to obtain new collaborators for its databases, software tools and microarray and other services depends in significant part upon prospective collaborators' perceptions that the Company's databases, software tools, and microarray services can help accelerate drug discovery efforts. The sales cycle is typically lengthy due to the education effort that is required, as well as the need to effectively sell the benefits of the Company's databases, software tools, and microarray services to a variety of constituencies within potential collaborator companies. In addition, each database collaboration and microarray services agreement involves the negotiation of agreements containing terms that may be unique to each partner, such as the scope of any licenses granted and whether satellite database services or access to multiple database modules is desired. The Company may expend substantial funds and management effort with no assurance that a collaboration will result.

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

     To date, the Company has been issued a number of patents with respect to the gene sequences in the Company's databases and has filed for patents on selected features of its related software, but has not been issued patents or registered copyrights for that software. Patents cannot prevent others from developing, selling or licensing databases that include sequences which might be covered by the Company's patents and copyrights. The Company cannot prevent others from independently developing software that might be covered by any copyrights issued to the Company and trade secret laws do not prevent independent development. Thus, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary information, that this information will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets.

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

     The Company's current policy is to file patent applications on what it believes to be novel full-length cDNA sequences and partial sequences obtained through the Company's high-throughput computer-aided gene sequencing efforts. The Company has filed U.S. patent applications in which the Company has claimed certain partial gene sequences and has filed patent applications in the U.S. and applications under the Patent Cooperation Treaty ("PCT") designating countries in Europe as well as Canada, Japan, Mexico and New Zealand claiming full-length gene sequences associated with cells and tissues that are the subject of the Company's high-throughput gene sequencing program. To date, the Company holds a number of issued U.S. patents on full-length genes, but no patent has issued from any of the Company's patent applications that claim partial gene sequences. The Company is aware that Merck (in conjunction with Washington University) and TIGR have made certain gene sequences publicly available, which may adversely affect the ability of the Company and others to obtain patents on such genes. The Company's ability to obtain patent protection for certain sequences that have been made publicly available may be adversely affected.

     The Company believes that certain of its patent applications claim genes which may also be claimed in patent applications filed by other parties. In some or all of these applications, a determination of priority of inventorship may need to be decided in an interference before the United States Patent and Trademark Office ("USPTO"). The USPTO has declared an interference involving a Company patent application covering one full-length gene, and the Company has been informed that interferences may be declared with respect to applications covering approximately a dozen additional genes.

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

     The USPTO has had a substantial backlog of biotechnology patent applications and, in particular, applications that claim gene sequences. In 1996, the USPTO issued guidelines limiting the number of partial gene sequences that can be examined within a single patent application. Many of the Company's patent applications containing multiple partial sequences contain more sequences than the maximum number allowed under the new guidelines. The Company is reviewing its options and, due to the resources needed to comply with the guidelines, may decide to abandon patent applications for some of its partial gene sequences. Given that the Company's cost of filing large numbers of patent applications and maintaining issued patents can be significant, and the Company may choose not to pursue every applications. If the Company does not pursue patent protection for all of its full-length and partial gene sequences, the value of its intellectual property portfolio could be diminished.

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

     As the biotechnology industry expands, more patents are issued and other companies engage in the business of discovering genes through the use of high speed sequencers and in other genomic-related businesses, such as microarray and gene expression profiling, the risk increases that the Company's potential products or the processes used by the Company to develop these products may be subject to claims that they infringe the patents of others. Certain of these patents are the subject of litigation. Therefore, the Company's operations may require it to obtain licenses under any of these patents or proprietary rights, and these licenses may not be made available on terms acceptable to the Company. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. The Company could also be involved in interferences with respect to patent applications. Given the large number of applications filed by the Company, a large number of interferences could be expensive and time consuming. In addition, it is impossible to predict how many, if any, of the interferences would be resolved in the
Company's favor. The Company is currently involved in litigation and interference proceedings with respect to patents and intellectual property rights. Litigation or interference proceedings, regardless of the outcome, could result in substantial costs to, and diversion of effort by the Company, and may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, these efforts by the Company may not be successful.

     As is typical in the genomics and software industries, the Company has from time to time received, and believes that it likely will receive in the future, notices from third parties alleging infringement claims. The Company believes that it is not infringing the patent rights of any such third party, and in circumstances in which the Company has determined a response to an alleged infringement claim to be appropriate, the Company has notified the claimant to that effect. To date, except as set forth below under "Litigation," no third party has filed suit with respect to an alleged claim against the Company. There can be no assurance that action will not be taken against the Company in the future, either with respect to previously asserted or new claims or that if any action is taken, what the outcome of such action will be.

     Litigation. On January 6, 1998, Affymetrix filed a lawsuit in the United States District Court for the District of Delaware alleging infringement of U.S. patent number 5,445,934 (the "'934 Patent") by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the U.S. high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorney's fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni. Discovery has commenced, and the court has tentatively scheduled trial for May 1999. Incyte and Synteni believe they have meritorious defenses and intend to defend the suit vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of this suit, and litigation, regardless of the outcome, has resulted and unless a settlement is reached, is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this suit or the outcome thereof would be made available on commercially acceptable terms, if at all.

     Future Capital Needs; Uncertainty of Additional Funding. The Company believes that its existing cash, cash equivalents and marketable securities should be adequate to satisfy the Company's projected working capital, capital expenditure and other cash requirements at least through June 1999. However, the Company may be unable to obtain additional database collaborators or retain existing collaborators for the Company's databases, and its database products and services may not produce revenues, which together with the Company's cash, cash equivalents, and marketable securities, will be adequate to fund the Company's cash requirements. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and genomic products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment or other capital expenditures, including capital equipment necessary to ensure that the Company's sequencing and microarray operations remain competitive; capital expenditures required to expand the Company's and Synteni's facilities; and costs associated with the integration of new operations assumed through mergers and acquisitions. In particular, the Company expects its cash requirements to increase in 1998 as it increases its investment in data processing-related computer hardware in order to support its existing and new database products; continues to seek access to technologies through investments, alliances, license agreements, and/or acquisitions; makes investments associated with integration of acquired companies; and addresses its needs for larger facilities and/or improvements in existing facilities. Changes in the Company's research and development plans, or other changes affecting the Company's operating expenses, may result in changes in the timing and amount of expenditures of the Company's capital resources. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company's existing stockholders. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaborative arrangements that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

     Management of Growth. The Company has recently experienced, and expects to continue to experience, significant growth in the number of its employees and the scope of its operations. This growth has placed, and may continue to place, a significant strain on the Company's management and operations. The
Company's ability to manage effectively this growth will depend upon its ability to broaden its management team and its ability to attract, hire and retain skilled employees. The Company's success will also depend on the ability of its officers and key employees to continue to implement and improve its operational, management information and financial control systems and to expand, train and manage its employee base. In addition, the Company must continue to take steps to provide customer support resources as the number of overall database collaborators and the number of requests from collaborators increases. Further, the Company's database collaborators typically have worldwide operations and may require support at multiple U.S. and foreign sites. Providing this support may require the Company to open offices in addition to its Palo Alto, California headquarters and its offices in St. Louis, Missouri and the United Kingdom, which could result in additional burdens on the Company's systems and resources. The Company's inability to manage growth effectively, including its growth through acquisitions, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Dependence on Others. The Company relies on a limited number of suppliers of gene sequencing machines and certain reagents required in connection with the gene sequencing process. Although the Company is evaluating alternative gene sequencing machines, these machines may not be available in sufficient quantities, available at acceptable costs, or prove to be more cost-effective than current machines. Patent right issues concerning certain current and future generation sequencing machines may also arise which could prevent the Company from using them or make their use more expensive. If the Company is unable to obtain additional machines or an adequate supply of reagents or other materials at commercially reasonable rates, its ability to continue to identify genes through gene sequencing would be adversely affected. In addition, although the Company obtains, from a number of sources, tissue samples from which mRNA may be isolated, the loss of access to some of these sources, increased fees for access to these sources or increased restrictions on use of the information generated could adversely affect the Company's business.

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

     The Company has relied on scientific, technical, pathology, commercial and other data supplied and disclosed by others, including its academic collaborators and sources of tissue samples, and may rely on these data in the construction of its database. There can be no assurance that these data contain no errors or omissions, or that the sources of these data have acquired the data in compliance with applicable legal requirements, the knowledge of which would adversely change the prospects for the Company's business.

     Year 2000 Issue. As a result of computer programs being written using two digits, rather than four, to represent year dates, the performance of the Company's computer systems and those of its suppliers and customers in the Year 2000 is uncertain. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company plans to initiate a Year 2000 project, using internal and external resources, to evaluate the impact of the Year 2000 on its products and operating systems. This will include the initiation of formal communications with its significant suppliers and customers to determine the extent to which the Company's interface systems are vulnerable to third party failures to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company will perform a comprehensive review of all internally used financial and administrative systems as well as internally developed products sold to customers. At this time, given that the Company's internal financial and administrative systems have been installed within the last few years, and all internally developed software-based products sold to customers have been developed over the last few years, the Company does not expect the cost of addressing the Year 2000 issue to have a material impact on the Company's business, results of operations or financial condition. However, there can be no guarantee that if modifications or replacement of portions of the software are necessary, it will be completed in a timely manner.

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

PART  II:  OTHER  INFORMATION

ITEM  1          Legal  Proceedings

On January 6, 1998, Affymetrix, Inc. ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware alleging infringement of U.S. patent number 5,445,934 (the "'934 Patent") by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the U.S. high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorney's fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni. Incyte and Synteni believe they have meritorious defenses and intend to defend the suit vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of this suit, and litigation has resulted and, if a settlement is not reached is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this suit or the outcome thereof would be made available on commercially acceptable terms, if at all.

ITEM  2         Changes  in  Securities

                (a)          Not  applicable
                (b)          Not  applicable
                (c)          Not  applicable
                (d)          Not  applicable

ITEM  3         Defaults  upon  Senior  Securities
                None

ITEM  4         Submission  of  Matters  to  a  Vote  of  Security  Holders

                On June 15, 1998, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting:

                                             FOR     WITHHELD
                                         ----------  --------
                a. Roy A. Whitfield . .  23,027,296   110,784
                b. Barry M. Bloom . . .  23,021,466   116,614
                c. Frederick B. Craves.  23,019,043   119,037
                d. Randal W. Scott. . .  23,025,315   112,765
                e. Jeffrey J. Collinson  23,026,615   111,465
                f.  Jon S. Saxe . . . .  23,026,896   111,184

1.          The  following  Directors  were  elected

                For. . . .  Against    Abstain  Broker Non-Vote
                ----------  ---------  -------  ---------------
                12,820,634  7,666,888   68,375        5,948,843

2.          A  proposal  to  amend  the  Company's  1991  Stock  Plan

            For         Against  Abstain  Broker Non-Vote
            ----------  -------  -------  ---------------
            23,113,143   12,426   12,511        3,366,660

3.          The  selection  of the Company's independent auditors was ratified


ITEM  5          Other  Information

To be considered for inclusion in the Company's proxy statement and form of proxy for its 1999 Annual Meeting of Stockholders, a stockholder proposal must be received at the principal executive offices of the Company not later than January 1, 1999.

A stockholder proposal not included in the Company's proxy statement for the 1999 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of the Company at the principal executive offices of the Company and otherwise complies with the provisions of the Company's Bylaws. To be timely, the Company's Bylaws provide that the Company must have received the stockholder's notice not less than 60 days nor more than 90 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 70 days prior to the meeting date, the Company must receive the stockholder's notice by the earlier of (i) the close of business on the 10th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting.


ITEM  6          Exhibits  and  Reports  on  Form  8-K.

                 a)  Exhibits
                     See  Exhibit  Index  on  Page  27

                 b)  Reports  on  Form  8-K

The Company filed one report on Form 8-K during the fiscal quarter covered by this report, as follows:

i) Current Report on Form 8-K, filed on June 12, 1998, reporting under Item 5 the Company's selected consolidated financial data, management's discussion and analysis of financial condition and results of operations, and audited consolidated financial statements as of and for the periods listed therein, which have been restated to reflect the combined results of Incyte, Inc. and Synteni, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  INCYTE PHARMACEUTICALS, INC.



Date:          August  14,  1998          By:          /s/  Roy  A.  Whitfield
                                                       -----------------------
               Roy  A.  Whitfield
               Chief  Executive  Officer


Date:          August  14,  1998          By:          /s/  Denise  M. Gilbert
                                                       -----------------------
               Denise  M.  Gilbert
               Executive  Vice  President  and
                  Chief  Financial  Officer

                         INCYTE PHARMACEUTICALS, INC.

                                 EXHIBIT INDEX






     NO.                 EXHIBIT                  PAGE
     ---  --------------------------------------  ----

     27  Financial Data Schedule, June 30, 1998    28


