Form 10-Q
period 1998-09-30
INCYTE PHARMACEUTICALS INC
filed 1998-11-13
CIK 879169

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE  ACT  OF  1934

               For the quarterly period ended September 30, 1998

                                      or


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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 27,746,906 as of September 30, 1998.


INCYTE  PHARMACEUTICALS,  INC.

INDEX





PART I: FINANCIAL INFORMATION                                                        PAGE
-----------------------------------------------------------------------------------  ----

ITEM 1  Financial Statements - Unaudited

             Condensed Consolidated Balance Sheets - September 30, 1998 and
             December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . .     3

             Condensed Consolidated Statements of Operations - three and nine month
             periods ended September 30, 1998 and 1997. . . . . . . . . . . . . . .     4

             Condensed Consolidated Statements of Cash Flows - nine month
             periods ended September 30, 1998 and 1997. . . . . . . . . . . . . . .     5

             Notes to Condensed Consolidated Financial Statements . . . . . . . . .     6

ITEM 2  Management's discussion and analysis of financial condition
             and results of operations. . . . . . . . . . . . . . . . . . . . . . .    14


PART II: OTHER INFORMATION
-----------------------------------------------------------------------------------

ITEM 1  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35

ITEM 2  Changes in Securities.. . . . . . . . . . . . . . . . . . . . . . . . . . .    35

ITEM 3  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . .    36

ITEM 4  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . .    36

ITEM 5  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36

ITEM 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . .    37

             Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    38

             Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    39

PART  I:    FINANCIAL  INFORMATION
ITEM  1      FINANCIAL  STATEMENTS




                              INCYTE PHARMACEUTICALS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands)
                                      (unaudited)




                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             1998             1997*
                                                        ---------------  --------------
ASSETS
Current assets:
      Cash and cash equivalents. . . . . . . . . . . .  $       45,350   $      55,598
      Restricted cash. . . . . . . . . . . . . . . . .               -           6,000
      Marketable securities - available-for-sale . . .          80,861          57,497
      Accounts receivable, net . . . . . . . . . . . .           4,079          19,983
      Prepaid expenses and other current assets. . . .           7,263           3,836
                                                        ---------------  --------------
            Total current assets . . . . . . . . . . .         137,553         142,914

Property and equipment, net. . . . . . . . . . . . . .          50,326          38,070
Long-term investments. . . . . . . . . . . . . . . . .          21,305          14,800
Goodwill and other intangible assets . . . . . . . . .          17,553               -
Deposits and other assets. . . . . . . . . . . . . . .           6,222           3,305
                                                        ---------------  --------------
            Total assets . . . . . . . . . . . . . . .  $      232,959   $     199,089
                                                        ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable . . . . . . . . . . . . . . . .  $        5,650   $       5,791
      Accrued and other current liabilities. . . . . .          15,633          14,608
      Deferred revenue . . . . . . . . . . . . . . . .          34,437          31,815
                                                        ---------------  --------------
            Total current liabilities. . . . . . . . .          55,720          52,214

Non-current portion of accrued rent and other
      non-current liabilities. . . . . . . . . . . . .           1,510           1,173
                                                        ---------------  --------------
            Total liabilities. . . . . . . . . . . . .          57,230          53,387
                                                        ---------------  --------------

Stockholders' equity:
      Capital stock. . . . . . . . . . . . . . . . . .              28              26
      Additional paid-in capital . . . . . . . . . . .         206,196         175,749
      Deferred compensation. . . . . . . . . . . . . .          (1,310)              -
      Receivable from stockholders . . . . . . . . . .             (49)              -
      Accumulated other comprehensive income . . . . .             750              56
      Accumulated deficit. . . . . . . . . . . . . . .         (29,886)        (30,129)
            Total stockholders' equity . . . . . . . .         175,729         145,702
                                                        ---------------  --------------
            Total liabilities and stockholders' equity  $      232,959   $     199,089
                                                        ===============  ==============





                                 See accompanying notes

                         INCYTE PHARMACEUTICALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)



                                           THREE  MONTHS  ENDED    NINE  MONTHS  ENDED
                                              September 30,           September 30,
                                             1998      1997           1998      1997
                                           --------  -------        --------  -------

Revenues. . . . . . . . . . . . . . . . .  $34,692   $23,226        $98,164   $62,649

Costs and expenses:
     Research and development . . . . . .   24,762    18,524         69,581    51,027
     Selling, general and administrative.    6,874     3,779         17,196     9,882
     Charge for purchase of in-process. .   10,978         -         10,978         -
          research and development
     Acquisition-related charges. . . . .        -         -          1,171         -
                                           --------  -------        --------  -------
Total costs and expenses. . . . . . . . .   42,614    22,303         98,926    60,909

Income (loss) from operations . . . . . .   (7,922)      923           (762)    1,740

Interest and other income, net. . . . . .    1,819     1,336          5,500     2,405
Losses from joint venture . . . . . . . .        -         -           (640)        -
                                           --------  -------        --------  -------
Income (loss) before income taxes . . . .   (6,103)    2,259           4,098     4,145

Provision for income taxes. . . . . . . .      683       155           2,111       313
                                           --------  -------        --------  -------

Net income (loss) . . . . . . . . . . . .  $(6,786)  $ 2,104         $ 1,987   $ 3,832
                                           ========  =======         ========  =======






Basic net income (loss) per share . . . .  $ (0.25)  $  0.08         $  0.07   $  0.16
                                           ========  =======         ========  =======
Shares used in computing
   basic net income (loss) per share. . .   26,821    24,966          26,634    23,694
                                           ========  =======         ========  =======



Diluted net income (loss) per share . . .  $ (0.25)  $  0.08         $  0.07   $  0.15
                                           ========  =======         ========  =======
Shares used in computing
   diluted net income (loss) per share. .   26,821    27,137          28,753    25,864
                                           ========  =======         ========  =======

                             See accompanying notes

                                 INCYTE  PHARMACEUTICALS,  INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                         (unaudited)

     NINE  MONTHS  ENDED
           SEPTEMBER  30,
          ---------------


                                                                         1998      1997
                                                                       ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,987   $3,832
     Adjustments to reconcile net income to net cash provided by
         Operating activities:
         Depreciation and amortization. . . . . . . . . . . . . . . .    11,666    7,128
         Charge for purchase of in-process research and development .    10,978        -
         Losses from joint venture. . . . . . . . . . . . . . . . . .       640        -
         Amortization of deferred compensation. . . . . . . . . . . .       348        -
         Adjustment to conform pooled entity. . . . . . . . . . . . .       278        -
         Changes in certain assets and liabilities:
              Accounts receivable . . . . . . . . . . . . . . . . . .    16,124   (6,787)
              Prepaid expenses, deposits and other assets . . . . . .    (6,063)  (1,916)
              Accounts payable. . . . . . . . . . . . . . . . . . . .      (821)    (202)
              Accrued and other liabilities . . . . . . . . . . . . .     3,458     4,975
              Deferred revenue. . . . . . . . . . . . . . . . . . . .     3,383     9,825
                                                                         -------  -------
Net cash provided by operating activities . . . . . . . . . . . . . .    41,978    16,855
                                                                         -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures . . . . . . . . . . . . . . . . . . . . . .   (21,493) (16,864)
     Long-term investments. . . . . . . . . . . . . . . . . . . . . .    (7,145)  (8,537)
     Purchase of Hexagen Limited. . . . . . . . . . . . . . . . . . .    (3,977)       -
     Transfer to restricted cash. . . . . . . . . . . . . . . . . . .         -   (6,000)
     Proceeds from sale of assets leased back under
         operating leases . . . . . . . . . . . . . . . . . . . . . .         -    1,694
     Purchases of marketable securities . . . . . . . . . . . . . . .   (71,566) (49,489)
     Sales and maturities of marketable securities. . . . . . . . . .    48,897   15,240
Net cash used in investing activities . . . . . . . . . . . . . . . .   (55,284) (63,956)
                                                                       --------- --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock . . . . . . . . . . . . .     3,278   93,405
     Principal payments on capital lease obligations and notes payable     (220)     (43)
                                                                       --------- --------
Net cash provided by financing activities . . . . . . . . . . . . . .     3,058   93,362
                                                                       --------- --------

Net increase (decrease) in cash and cash equivalents. . . . . . . . .   (10,248)  46,261
Cash and cash equivalents at beginning of period. . . . . . . . . . .    55,598    9,616
                                                                       --------- --------
Cash and cash equivalents at end of period. . . . . . . . . . . . . .  $ 45,350  $55,877
                                                                       ========= ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
     Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . .  $     61   $   14
                                                                       ========= ========
     Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . .  $    725   $  125
                                                                       ========= ========
CASH FLOW FOR ACQUISITION
     Tangible assets acquired (excluding $1,023 cash received). . . .  $  3,025        -
     Intangible assets acquired . . . . . . . . . . . . . . . . . . .    28,531        -
     Liabilities assumed. . . . . . . . . . . . . . . . . . . . . . .    (4,141)       -
     Common stock issued. . . . . . . . . . . . . . . . . . . . . . .   (23,438)       -
                                                                       ---------  -------
     Cash paid for acquisition (net of $1,023 cash received). . . . .  $  3,977        -
                                                                       =========  =======
See accompanying notes

                         INCYTE PHARMACEUTICALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)

1.    BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The condensed consolidated balance sheets as of September 30, 1998 and December 31, 1997, statements of operations for the three and nine month periods ended September 30, 1998 and 1997 and the statements of cash flows for the nine month periods ended September 30, 1998 and 1997 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

Certain reclassifications were made to prior periods' balances to conform with the 1998 presentation. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Current Report on Form 8-K, dated June 12, 1998.

2.  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consisted  of:


                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1998           1997
                                                --------------    ----------

Office equipment . . . . . . . . . . . . . . .  $        3,362       $ 2,588
Laboratory equipment . . . . . . . . . . . . .          22,986        18,939
Computer equipment . . . . . . . . . . . . . .          34,146        22,168
Leasehold improvements . . . . . . . . . . . .          21,085        14,495
                                                --------------     ---------
                                                        81,579        58,190
Less accumulated depreciation and amortization          31,253        20,120
                                                --------------     ----------
                                                $       50,326       $38,070
                                                ==============     ==========


3.    REVENUE  RECOGNITION

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

4.    NET  INCOME  (LOSS)  PER  SHARE

Basic net income (loss) per share is computed by dividing net (loss) income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below.


                                               THREE  MONTHS  ENDED NINE  MONTHS  ENDED
                                                   SEPTEMBER  30,       SEPTEMBER  30,
                                                   --------------       --------------
                                                     1998      1997      1998     1997
                                                  --------  -------     -------  -------
Numerator:
 Net income (loss) . . . . . . . . . . . . . . .  $(6,786)  $ 2,104    $ 1,987  $ 3,832
                                                  ========  =======    =======  =======

Denominator:
 Denominator for basic net income (loss)
    per share - weighted-average shares. . . . .   26,821    24,966     26,634   23,694

 Dilutive potential common shares-
    stock options. . . . . . . . . . . . . . . .        -     2,171      2,119    2,170
                                                  --------  -------    -------  -------

       Denominator for diluted net income (loss)
           per share . . . . . . . . . . . . . .   26,821    27,137     28,753   25,864
                                                  ========  =======    =======  =======

Basic net income (loss) per share. . . . . . . .  $ (0.25)  $  0.08    $  0.07  $  0.16
                                                  ========  =======    =======  =======

Diluted net income (loss) per share. . . . . . .  $ (0.25)  $  0.08    $  0.07  $  0.15
                                                  ========  =======    =======  =======


Options to purchase 3,885,987 shares of common stock were outstanding at September 30, 1998, but were not included in the computation of diluted loss per share for the three month period ended September 30, 1998, as their effect was antidilutive. Options to purchase 994,128 shares of common stock were outstanding at September 30, 1998, but were not included in the computation of diluted loss per share for the nine month period ended September 30, 1998, as their effect was antidilutive

5.    BUSINESS  COMBINATIONS

In September 1998, the Company completed the acquisition of Hexagen Limited ("Hexagen"), a privately held genomics company based in Cambridge, England. The Company issued 976,130 shares of its common stock and $5.0 million in cash in exchange for all of Hexagen's outstanding capital stock. In addition, the Company assumed Hexagen's stock options, which if fully vested and exercised, would amount to 125,909 shares of the Company's common stock. The transaction was accounted for as a purchase, with a purchase price of approximately $29.9 million, including transaction fees, and approximately $11.0 million was expensed as a charge for the purchase of in-process research and development. The Company allocated the purchase price based on the relative fair value of the net tangible and intangible assets acquired, based on an independent appraisal. In performing this allocation, the Company considered, among other factors, the technology research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the time of acquisition, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. The Securities and Exchange Commission's (SEC) staff has recently been reviewing accounting related to charges for the purchase of in-process research and development. If the staff chooses to review the Company's calculation of its charge for the purchase of in-process research and development and the staff disagrees with the methodologies and/or assumptions used in the computation of such amounts, the Company may be required to adjust the portion of the purchase price allocated to in-process research and development. The results of operations of Hexagen will be included in the consolidated results of the Company from the date of acquisition in September 1998.

The table below presents the proforma results of operations and earning per shares for Hexagen and the Company. The transaction is assumed to be completed on January 1, 1998 for the periods ended September 30, 1998 and January 1, 1997 for the periods ended September 30, 1997.


                                             Three months ended    Nine months ended
                                               September 30,        September 30,
                                               1998     1997         1998     1997
                                              -------  -------     --------  -------
Revenues. . . . . . . . . . . . . . . . . .  $  34,692  $23,226    $98,164  $62,649
                                             =========  =======    =======  ========

Net income (loss) . . . . . . . . . . . . .  $   1,590  $   322    $ 6,437  $ 1,053

Proforma basic net income (loss) per share.  $    0.06  $  0.01    $  0.23  $ (0.04)
                                             =========  =======    =======  ========
Proforma diluted net income (loss) per share $    0.05  $  0.01    $  0.22  $ (0.04)
                                             =========  =======    =======  ========

Proforma shares for basic net income (loss)     27,710  25,942      27,523   24,670
     per share
Proforma shares for basic net income (loss)     29,564  28,113      29,642   24,670
     per share





In January 1998, the Company issued 2,340,237 shares of common stock in exchange for all of the capital stock of Synteni, a privately held microarray-based gene expression company located in Fremont, California. Synteni provides microarray services to the pharmaceutical, biotechnology, and agricultural industries. The merger has been accounted for as a pooling-of-interests and, accordingly, the Company's financial statements and financial data have been restated to include the accounts and operations of Synteni for all periods presented.

The table below presents the separate results of operations for Synteni and the Company for the periods prior to the merger with Synteni. The Company's results of operations include Synteni since the transactions (in thousands):


                                                             Merger
                                                             Related
                                        Incyte    Synteni    Expenses    Total
                                        --------  ---------  ----------  --------
Three months ended September 30, 1998
     Revenue . . . . . . . . . . . . .  $34,692   $      -   $       -   $34,692
     Net income (loss) . . . . . . . .   (6,786)         -           -    (6,786)

Three months ended September 30, 1997
    Revenue. . . . . . . . . . . . . .  $22,662   $    564   $       -   $23,226
    Net income (loss). . . . . . . . .    3,044       (940)          -     2,104

Nine months ended September 30, 1998
    Revenue. . . . . . . . . . . . . .  $98,164   $      -   $       -   $98,164
    Net income (loss). . . . . . . . .    3,047          -      (1,060)    1,987

Nine months ended September 30, 1997
    Revenue. . . . . . . . . . . . . .  $61,714   $    935   $       -   $62,649
    Net income (loss). . . . . . . . .    5,967     (2,135)          -     3,832



6.    JOINT  VENTURE

In September 1997, the Company formed a joint venture, diaDexus, LLC, ("diaDexus") which will utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company holds a 50 percent equity interest in diaDexus and accounts for the investment under the equity method.

7.    STOCKHOLDERS'  EQUITY

In September 1998, the Board of Directors of the Company recommended stockholder approval of a proposal (the "Incyte Genetics Stock Proposal") that would create two series of common stock which are intended to reflect separately the performance of the Company's Incyte General and Incyte Genetics divisions. Under the Incyte Genetics Stock Proposal, the Company's Certificate of Incorporation would be amended to designate a new series of common stock entitled Incyte Genetics Stock and to redesignate each share of the Company's existing common stock as one share of a new series of common stock entitled Incyte General Stock. In addition, in conjunction with the Incyte Genetics Stock Proposal, the Board has recommended for stockholder approval, amendments to the Company's 1991 Stock Plan ("Stock Plan"), 1993 Directors' Stock Option Plan ("Directors' Plan"), and 1997 Employee Stock Purchase Plan ("ESPP"), which would allow for the issuance of both Incyte Genetics and Incyte General Stock through these plans.

If the Incyte Genetics Stock Proposal and the related proposal to amend the Stock Plan are approved by the Company's stockholders and implemented by the Board of Directors, the Stock Plan will be amended to provide that up to 6,300,000 shares of Incyte General Stock and 2,400,000 shares of Incyte
Genetics Stock will be reserved for issuance under the plan, and each outstanding option under the Stock Plan will be converted into an option to purchase shares of Incyte General Stock. Upon any distribution of shares of Incyte Genetics Stock to the holders of outstanding Incyte General Stock, outstanding options under the Stock Plan will be adjusted so that a holder of an outstanding option to purchase one share of Incyte General Stock under the Stock Plan will be entitled to acquire one share of Incyte General Stock and such number or fraction of shares of Incyte Genetics Stock as were distributed with respect to each share of Incyte General Stock, for an aggregate exercise price equal to the original exercise price of the outstanding option.

If the Incyte Genetics Stock Proposal and the related proposal to amend the Directors' Plan are approved by the Company's stockholders and implemented by the Board of Directors, the Directors' Plan will be amended to provide that up to 400,000 shares of Incyte General Stock and 200,000 shares of Incyte Genetics Stock will be reserved for issuance under the plan. Each annual option grant will be amended to provide for the issuance of options to purchase shares of Incyte General Stock and Incyte Genetics Stock in proportion to the relative market capitalizations of the Incyte General and Incyte Genetics Stock.

If the Incyte Genetics Stock Proposal and the related proposal to amend the ESPP are approved by the Company's stockholders and implemented by the Board of Directors, the ESPP will be amended to provide that up to 400,000 shares of Incyte General Stock and 400,000 shares of Incyte Genetics Stock will be reserved for issuance under the ESPP and that participants may purchase either Incyte General Stock or Incyte Genetics Stock or both, in such proportions as the participants may determine.

On September 25, 1998, the Board of Directors adopted a Stockholder Rights Plan (the "Original Rights Plan"), pursuant to which one preferred stock purchase right (an "Original Right") will be distributed for each outstanding share of Common Stock held of record on October 13, 1998. One Original Right will also attach to each share of Common Stock issued by the Company subsequent to such date and prior to the distribution date defined below. Each Original Right represents a right to purchase, under certain circumstances, a fractional share of a newly created series of the Company's preferred stock at an exercise price of $200.00, subject to adjustment. In general, the Original Rights will become exercisable and trade independently from the Common Stock on a distribution date that will occur on the earlier of (i) the public announcement of the acquisition by a person or group of 15% or more of the Common Stock or (ii) ten days after commencement of a tender or exchange offer for the Common Stock that would result in the acquisition of 15% or more of the Common Stock. Upon the occurrence of certain other events related to changes in ownership of the Common Stock, each holder of an Original Right would be entitled to purchase shares of Common Stock, or an acquiring corporation's common stock, having a market value of twice the exercise price. Under certain conditions, the Original Rights may be redeemed at $0.01 per Original Right by the Board of Directors. The Original Rights expire on September 25, 2008. If the Incyte Genetics Stock Proposal is approved by the Company's stockholders and implemented by the Board of Directors, the Original Rights Plan will be amended and restated to, among other things, (i) reflect the new equity structure of the Company, (ii) redesignate each Original Right as an Incyte General Stock Right, (iii) issue an Incyte Genetics Stock Right with respect to each share of Incyte Genetics Stock, which will entitle the holders thereof to purchase shares of a newly designated series of preferred stock under the conditions similar to those specified for the Incyte General Stock Rights and the Original Rights (the Incyte General Stock Rights and Incyte Genetics Stock Rights being collectively referred to as the "Rights"), and (iv) change the triggers for exercisability of the Rights to 15% of the voting power of all outstanding voting securities of the Company from 15% of the outstanding Common Stock. The Rights will otherwise have attributes similar to those of the Original Rights.

8.  DIVISIONAL  RESULTS  OF  OPERATIONS

The results of operations of Incyte General, Incyte Genetics and Incyte Consolidated for the three and nine months ended September 30 are as follows (in thousands):



                                       Three Months Ended September 30, 1998
                                     Incyte         Incyte          Incyte
                                     General       Genetics      Consolidated
                                    ---------     ----------    --------------
Revenues                            $  33,925     $      767     $      34,692

Research and development               23,078          1,684            24,762
Selling, general and administrative     5,761          1,113             6,874
Charge for in-process R&D                   -         10,978            10,978
                                    ---------     ----------    --------------
     Total operating expenses          28,839         13,775            42,614

Income (loss) from operations           5,086        (13,008)           (7,922)

Interest and other income, net          1,819              -             1,819
Benefit (provision) for income taxes   (1,154)           471              (683)
                                    ---------      ----------    --------------
Net income (loss)                    $  5,751      $ (12,537)    $      (6,786)
                                    =========      ==========    ==============






                                       Three Months Ended September 30, 1997
                                     Incyte         Incyte         Incyte
                                     General       Genetics      Consolidated
                                    ---------     ----------    --------------
Revenues                            $  22,902      $     324     $      23,226

Research and development               17,920            604            18,524
Selling, general and administrative     3,706             73             3,779
                                    ---------     ----------    --------------
     Total operating expenses          21,626            677            22,303

Income (loss) from operations           1,276           (353)              923

Interest and other income, net          1,336              -             1,336
Benefit (provision) for income taxes     (162)             7              (155)
Net income (loss)                    $  2,450      $    (346)    $       2,104
                                    =========     ==========    ==============




                                       Nine Months Ended September 30, 1998
                                     Incyte         Incyte         Incyte
                                     General       Genetics      Consolidated
                                   ---------     ----------    --------------
Revenues                            $ 96,262      $   1,902     $      98,164

Research and development              66,299          3,282            69,581
Selling, general and administrative   15,894          1,302            17,196
Charge for in-process R&D                  -         10,978            10,978
Acquisition-related charges            1,171              -             1,171
                                    ---------     ----------    --------------
     Total operating expenses         83,364         15,562            98,926

Income (loss) from operations         12,898        (13,660)             (762)

Interest and other income, net         5,500              -             5,500
Losses from joint venture                  -           (640)             (640)
Benefit (provision) for income taxes  (3,074)           963            (2,111)
                                    ---------     ----------    --------------
Net income (loss)                   $ 15,324      $ (13,337)     $       1,987
                                    =========     ==========    ==============






                                       Nine Months Ended September 30, 1997
                                      Incyte         Incyte         Incyte
                                      General       Genetics      Consolidated
                                     ---------     ----------    --------------
Revenues                              $ 61,941      $     708     $      62,649

Research and development                49,473          1,554            51,027
Selling, general and administrative      9,750            132             9,882
                                     ---------     ----------    --------------
     Total operating expenses           59,223          1,686            60,909

Income (loss) from operations            2,718           (978)            1,740

Interest and other income, net           2,405              -             2,405
Benefit (provision) for income taxes      (334)            21              (313)
                                      ---------     ----------    --------------
Net income (loss)                     $  4,789      $    (957)    $       3,832
                                      =========     ==========    ==============





9.    NEW  PRONOUNCEMENTS

In the first quarter of fiscal 1998 the Company adopted FASB Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires companies to disclose, both individually and in the aggregate, the change in equity from non-owner sources. The Company's adjustment to net income to arrive at comprehensive income is comprised of unrealized gains and losses on marketable securities available-for-sale. Comprehensive income (loss) was $(6,249,000) million and $2,476,000 for the three and nine months ended September 30, 1998, respectively, and $2,162,000 and $3,933,000 for the respective periods in 1997.

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

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. ("SFAS 133"). This statement is effective for fiscal years beginning after June 15, 1999. SFAS 133 established standards for reporting derivative instruments and hedging activities. Application of SFAS 133 will have no impact on the consolidated financial position or results of operations as currently reported.

10.  LITIGATION

In January 1998, Affymetrix, Inc. ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware alleging infringement of U.S. patent number 5,445,934 (the "'934 Patent") by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorney's fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni.

In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware alleging infringement of the U.S. patent number 5,800,992 (the "'992 Patent") and U.S. patent number 5,744,305 (the "'305 Patent") by both Synteni and Incyte. The complaint alleges that the '305 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte, that the '992 Patent has been infringed by the use of Synteni's and Incyte's GEMTM microarray technology to conduct gene expression monitoring using two-color labeling, and that such infringement was willful.
Affymetrix seeks a preliminary injunction enjoining Incyte and Synteni from using Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling as described in the '992 patent and a permanent injunction enjoining Synteni and Incyte from further infringement of the '305 and '992 Patents.

Incyte and Synteni believe they have meritorious defenses and intend to defend the suit vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of these suits. Regardless of the outcome, this litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of these suits or the outcome thereof would be made available on commercially acceptable terms, if at all.

PART  I:    FINANCIAL  INFORMATION
ITEM  2


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Current Report on Form 8-K, dated June 12, 1998.

     When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to expected net losses or profitability, expected expenditure levels, expected cash flows, the adequacy of capital resources, growth in operations, and Year 2000 related actions, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the biotechnology, pharmaceutical, and agricultural industries; risks relating to the development of new database products and their use by potential collaborators of the Company; the impact of technological advances and competition; the ability of the Company to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; the ability to successfully integrate the operations of recent business combinations; the cost of accessing technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene sequences and other genetic information; developments in and expenses relating to litigation; the results and viability of joint ventures and businesses in which the Company has purchased equity; uncertainties associated with the Company's ability to raise capital through the sale of private or public equity; the ability of the Company to implement in a timely manner the programs and actions related to the Year 2000 issue; and the matters discussed below under the caption "--Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


OVERVIEW

     Incyte Pharmaceuticals, Inc. ("Incyte" and, together with its wholly owned subsidiaries, the "Company") designs, develops and markets genomic information-based tools including database products, genomic data management software tools, genomic reagents and related services. The Company consists of two divisions, the Incyte General division ("Incyte General") and the Incyte Genetics division ("Incyte Genetics"). Incyte General focuses on information that can assist pharmaceutical and biotechnology companies in the discovery and development of new drugs including the identification of new disease targets and novel disease pathways, and the evaluation of the safety and efficacy of new drugs. Incyte Genetics focuses on products and services that can assist pharmaceutical companies in the identification and analysis of a type of genetic variation, called single nucleotide polymorphisms ("SNPs"), believed to correlate to a patients' disease prognosis and drug response.

In September 1998, the Board of Directors of the Company recommended stockholder approval of a proposal (the "Incyte Genetics Stock Proposal") that would create two series of common stock which are intended to reflect separately the performance of the Company's Incyte General and Incyte Genetics divisions. Under the Incyte Genetics Stock Proposal, the Company's Certificate of Incorporation would be amended to designate a new series of common stock to track the performance of Incyte Genetics and to redesignate each share of the Company's existing common stock to track the performance of Incyte General.

Incyte  General's  business   is  established,  generating significant
revenues with profits reported since the first quarter of 1997. Incyte Genetics' business is in an early stage and will require a substantial investment over the next few years, estimated to be between $100 million to $150 million. Incyte Genetics currently generates minimal revenues and is expected to operate at a significant loss for the next few years. Due to the investment required for Incyte Genetics and the resulting net loss attributable to Incyte Genetics, on a consolidated basis the Company expects to report a net loss for at least 1999 and possibly 2000.

Revenues recognized by the Company consist primarily of non-exclusive Database access fees related to database agreements. Revenues also include the sales of genomic screening products and services, gene expression microarray services, fees for custom or "satellite" database services, and genomic data management software tools and maintenance. The Company's database agreements provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database collaborators will ever generate products from information contained within the databases and thus that the Company will ever receive milestone payments or royalties.

     In September 1998, the Company completed the acquisition of Hexagen Limited ("Hexagen"), a privately held SNP discovery company based in Cambridge, England. The Company issued 976,130 shares of its common stock and $5.0 million in cash in exchange for all of Hexagen's outstanding capital stock. In addition, the Company assumed Hexagen's stock options, which if fully vested and exercised, would amount to 125,909 shares of the Company's common stock. The transaction was accounted for as a purchase, with a purchase price of approximately $29.9 million, including transaction fees, with approximately $11.0 million expensed as a charge for the purchase of in-process research and development. The Company allocated the purchase price based on the relative fair value of the net tangible and intangible assets acquired, based on an independent appraisal. In performing this allocation, the Company considered, among other factors, the technology research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the time of acquisition, the importance of each project to the overall development plan, alternative future uses of the technology and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. If the projects associated with the development of in-process technology are not successfully completed the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets may also become impaired.

     In January 1998, the Company completed the acquisition of Synteni, Inc. ("Synteni"), a privately-held microarray-based gene expression company. The transaction has been accounted for as a pooling-of-interests, and the consolidated financial statements discussed herein and all historical financial information have been restated to reflect the combined operations of both companies. The Company's ability to generate revenues and operating profits from microarray-based gene expression services will be dependent on the ability of the Company to obtain high volume customers for microarray services. Prior to the merger, Synteni's microarray service agreements consisted of small volume pilot or feasibility agreements.

     In September 1997, the Company formed a joint venture, diaDexus, LLC ("diaDexus"), with SmithKline Beecham Corporation ("SB") which will utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company and SB each hold a 50 percent equity interest in diaDexus. The investment is accounted for under the equity method, and the Company records its share of diaDexus' earnings and losses on its statement of operations.

     The Company has made and intends to continue to make strategic equity investments in, and strategic acquisitions of, technologies and businesses that are complementary to the businesses of the Company. As a result, the Company may record losses or expenses related to the Company's proportionate ownership interest in such long-term equity investments, record charges for the acquisition of in-process technologies, or record charges for the recognition of the impairment in the value of the securities underlying such investments.

           On September 28, 1998, one company in which the Company holds an equity investment, OncorMed, Inc. ("OncorMed"), was acquired in a stock -for-stock merger by Gene Logic, Inc. ("Gene Logic"). The investment in Gene Logic is accounted for under the cost method of accounting. In January 1998, the Company announced a relationship relating to the joint development of a proteomics database with Oxford GlycoSciences plc ("OGS"). As part of this relationship, the Company made a $5.0 million equity investment in OGS. In
April 1998, the Company made a follow-on investment in April 1998 of approximately $0.8 million as part of the OGS initial public offering of its ordinary shares. As part of the collaborative agreement, the Company has agreed to reimburse OGS for up to $5.0 million in 1999 if revenues are not sufficient to offset OGS' expenses for services rendered.

     Due to the recent stock market volatility, the market value of certain investments held by the Company are below their book value. The decrease in the market price of these investments is considered temporary and therefore no change in the carrying value of the investments is currently considered necessary. The Company will continue to evaluate its long term equity investments for impairment on a quarterly basis.

     In an effort to broaden its business, the Company is investing in a number of new areas, including microarray services, molecular diagnostics, pharmacogenomics, pharmacogenetics and proteomics. Given that many of these address new markets, or involve untested technologies, it is not known if any of them will generate revenues or if the revenues will be sufficient to provide an adequate return on the investment. Depending on the investment required and the timing of such investments, expenses or losses related to these investments could adversely affect operating results.

     The Company has incurred and is likely to continue to incur substantial expenses in its defense of the lawsuits filed in January and September 1998 by Affymetrix, Inc. ("Affymetrix") alleging patent infringement by Synteni and Incyte. Affymetrix seeks a preliminary injunction enjoining Incyte and Synteni from using certain microarray technology in a manner alleged to infringe an Affymetrix patent and a permanent injunction enjoining Incyte and Synteni from further infringement of certain Affymetrix patents. In addition, Affymetrix seeks damages, costs, attorneys' fees and interest. Affymetrix further requests that any such damages be trebled on its allegation of willful infringement by Incyte and Synteni. Incyte and Synteni believe they have meritorious defenses and intend to defend these suits vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of these suits. Regardless of the outcome, this litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of these suits or the outcome thereof would be made available on commercially acceptable terms, if at all.

RESULTS  OF  OPERATIONS

     Net income and diluted net income per share, excluding the charge for the purchase of in-process research and development and acquisition-related charges, were $4.2 million and $14.0 million and $0.15 and $0.49 per share for the three and nine months ended September 30, 1998, respectively. Including such charges, net income (loss) and diluted net income (loss) per share were $(6.8) million and $2.0 million and $(0.25) and $0.07 per share for the three and nine months ended September 30, 1998, respectively, as compared to $2.1 million and $3.8 million and $0.08 and $0.15 in the same periods a year ago, respectively. Net income (loss) per share was affected by a follow-on public stock offering in August 1997 that resulted in an increase in the number of shares outstanding of 2.7 million shares. The Company's results of operations and earning per share for the three and nine months ended September 30, 1997 have been restated to account for the acquisition of Synteni, which was accounted for as a pooling-of-interests. Previously reported net income and diluted earnings per share for the three and nine months ended September 30, 1997 were $3.0 million and $6.0 million, and $0.12 and $0.25, respectively. Due to the expected expenditures of the Company's new Incyte Genetics division, the Company expects to record net losses in fiscal 1999 and possibly in fiscal 2000. See "Factors that May Affect Results - Factors Relating to Both Incyte General and Incyte Genetics-History of Operating Losses; Uncertainty of Continued Profitability or Revenues."

     Revenues for the three and nine months ended September 30, 1998 increased to $34.7 million and $98.2 million, respectively, compared to $23.2 million and $62.6 million for the corresponding periods in 1997. Revenues resulted primarily from database access fees and, to a much lesser extent, from genomic screening products and services, custom satellite database services, microarray-based gene expression services, and genomic data management software tools. The increase in revenues was primarily due to new database agreements, as well as expanded agreements with existing subscribers.

     Total costs and expenses for the three and nine months ended September 30, 1998 increased to $42.6 million and $98.9 million, respectively, compared to $22.3 million and $60.9 million for the corresponding periods in 1997. Total costs and expenses for the nine month period ended September 30, 1998 included an acquisition-related charge of $1.2 million for the acquisition of Synteni. The charge consisted primarily of accounting, legal and investment banking fees. Total costs and expenses for the three and nine month periods ended September 30, 1998 included a charge for the purchase of in-process research and development of $11.0 million, related to the Hexagen acquisition. Total costs and expenses are expected to increase in the foreseeable future due to significant growth in expenses relating to the development of Incyte Genetics database products and resources required to support these products, significant growth in microarray production capacity, the continued investment in new product development and bioinformatics, growth in marketing, sales and customer support services, and defense of the Affymetrix lawsuits.

     Research and development expenses for the three and nine months ended September 30, 1998 increased to $24.8 million and $69.6 million, respectively, compared to $18.5 million and $51.0 million for the corresponding periods in 1997. The increase in research and development expenses resulted primarily from an increase in bioinformatics and software development efforts, pharmacogenetic development efforts, microarray production and technology development, and increased investment in the growth of the Company's intellectual property portfolio. The Company expects research and development spending to increase over the next few years as the Company continues to pursue the development of new database products and services and expansion of existing databases, increases sequencing, microarray and SNP discovery operations and invests in new technologies.

     Selling, general and administrative expenses for the three and nine months ended September 30, 1998 increased to $6.9 million and $17.2 million, respectively, compared to $3.8 million and $9.9 million for the corresponding periods in 1997. The increase in selling, general and administrative expenses resulted primarily from the growth in marketing, sales and customer support, additional expenses from the Company's United Kingdom subsidiary established in the fourth quarter of 1997, expenses related to the defense of the Affymetrix lawsuit and increased administrative personnel related to the growth of Incyte General and the added complexity due to the formation of Incyte Genetics. The Company expects that selling, general and administrative expenses will increase over the next year due to the growth in marketing, sales and customer service functions to support Incyte General's and Incyte Genetics' products, legal expenses related to the Company's defense of the Affymetrix lawsuits and increased administrative personnel required to support the growing complexity of the Company's business.

     Interest and other income, net for the three and nine months ended September 30, 1998 increased to $1.8 million and $5.5 million, respectively, from $1.3 million and $2.4 million for the corresponding periods in 1997. This was primarily a result of increased interest income from higher average combined cash, cash equivalent and marketable securities balances due primarily to the completion of a follow-on public offering in August 1997.

     Losses from joint venture were $0.6 million for the nine months ended September 30, 1998 and zero for the three months ended September 30, 1998. The loss represents the Company's equity share of diaDexus' net losses from operations. Beginning in April 1998, the Company's share of diaDexus' net losses was offset by the amortization of the excess of the Company's share of diaDexus' net assets over its basis. The amortization of this amount is expected to approximate the Company's equity share in diaDexus' net losses and continue through the middle of the fourth quarter of 1998. As diaDexus was formed in September 1997, no losses from joint venture were incurred in 1997. The Company expects that losses from joint venture will continue at least through 1999.

     The estimated effective annual income tax rate for 1998 is 14.0% compared to 8.4% in 1997 which represents the provision of federal and state alternative minimum taxes after utilization of net operating loss carryforwards and research and development credits. The increase in the effective tax rate resulted primarily from the Company's expectation that in 1998 it would fully utilize all federal net operating loss carryforwards available to benefit the income tax provision.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 1998, the Company had $126.2 million in cash, cash equivalents, restricted cash, and marketable securities, compared to $119.1 million as of December 31, 1997. For the nine months ended September 30, 1998, cash provided by operating and financing activities was partially offset by capital expenditures, investments in research and development alliances and cash used in the purchase of Hexagen. The Company has classified all of its marketable securities as short-term, as the Company may decide not to hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

     Net cash provided by operating activities was $42.0 million for the nine months ended September 30, 1998, as compared to $16.9 million for the nine months ended September 30, 1997. The increase in net cash provided by operating activities resulted primarily from an increase in net income net of non-cash expenses, including depreciation and amortization and the charge for the purchase of in-process research and development, and the decrease in accounts receivables partially offset by the increase in prepaid expenses, deposits and other assets and the decrease in accounts payable. Due to the significant investment expected in the activities of Incyte Genetics in 1999, the Company believes it may have a net cash use in operating activities in 1999. Net cash generated by or used in operating activities may in the future fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators.

     The Company's investing activities, other than purchases, sales and maturities of marketable securities, have mainly consisted of capital expenditures and long-term investments. Capital expenditures for the nine months ended September 30, 1998 increased to $21.5 million from $16.9 million for the nine months ended September 30, 1997. Cash paid for the acquisition of Hexagen was $4.0 million, net of $1.0 million cash held by Hexagen on the date of the acquisition. Net cash used by investing activities may in the future fluctuate significantly from quarter to quarter due to the timing of strategic equity investments, capital purchases and maturities/sales and purchases of marketable securities.

     Net cash provided by financing activities was $3.1 million for the nine months ended September 30, 1998 as compared to $93.4 for the nine months ended September 30, 1997. The decrease was primarily due to the follow-on stock offering in August 1997. The Company expects its cash requirements to increase significantly over the next year as it invests in the business of Incyte Genetics, increases its investment in data-processing-related computer hardware in order to support its existing and new database products, continues to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions, and addresses its needs for larger facilities and/or improvements in existing facilities. The Company has entered into a multi-year lease with respect to a 95,000 square foot building being constructed adjacent to the Company's Palo Alto headquarters. The Company's share of tenant improvements is estimated to be between $10.0 million and $15.0 million, of which approximately $1.7 million have been expended through September 30, 1998. Given the current construction schedule, the Company does not expect to begin to incur significant expenses related to this facility until late 1998 or early 1999.

     Based upon its current plans, the Company believes that its existing resources and anticipated cash flow from operations will be adequate to satisfy its capital needs at least through the next twelve months. However, the Company may be unable to obtain additional collaborators or retain existing collaborators for the Company's database products and services, and its database products and services may not produce revenues which, together with the Company's cash, cash equivalents, and marketable securities, would be adequate to fund the Company's cash requirements. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its database products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure the Company's sequencing and microarray operations remain competitive; capital expenditures required to expand the Company's facilities; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in the Company's research and development plans or other changes affecting the Company's operating expenses may result in changes in the timing and amount of expenditures of the Company's capital resources. In addition to funds provided prior to June 30, 1998 and related to the purchase of Hexagen, the Company has committed to fund $20 million dollars to support the ongoing operations of Incyte Genetics.

     The Company expects to continue to fund future operations with revenues from database products and services; with its current cash, cash equivalents, and marketable securities; and with respect to Incyte Genetics, subject to the approval of the Incyte Genetics Stock Proposal by stockholders and market and other conditions, a private placement to a limited number of pharmaceutical companies and depending on the capital needs of Incyte Genetics and market and other conditions, from a public offering of Incyte Genetics Common Stock. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to: fund Incyte Genetics operations with its own resources, which would result in a significant increase in the use of cash; curtail operations significantly; or to obtain funds by entering into collaborative arrangements that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

YEAR  2000

           As a result of computer programs being written using two digits, rather than four, to represent year dates, the performance of the Company's computer systems and those of its suppliers and customers in the Year 2000 is uncertain. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities.

           The Company is in the process of evaluating the Year 2000 readiness of the software products sold by the Company ("Products"), the information technology systems used in its operations ("IT Systems"), and its non-IT Systems, such as building security, voice mail, and other systems. The Company currently anticipates that this project will consist of the following phases:
(i) identification of all Products, IT Systems, and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement;
(iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of Year 2000 failures.

           The Company will initiate an assessment of all current versions of its Products and believes that this will be completed in the first half of 1999. Even so, whether a complete system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the Year 2000 compliance of the system's other components, most of which are supplied by parties other than the Company. The supplier of the Company's current financial and accounting software has informed the Company that such software is Year 2000 compliant. The Company relies, both domestically and internationally, upon various vendors, government agencies, utility companies, telecommunications service companies, delivery service companies, and other service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

          To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating its financial and accounting software, its Products, and general Year 2000 compliance matters. Absent a significant Year 2000 compliance deficiency, management estimates that the cost to complete its Year 2000 compliance programs will be between $1.0 million and $1.5 million, which will be expensed as incurred. The Company believes that available cash will be sufficient to cover the projected costs associated with these activities.

           The Company is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue and is addressing the most critical applications first. The Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate to the extent possible the effects of any Year 2000 noncompliance. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third parties to be Year 2000 compliant would result in the interruption of the Company's business, which could have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS  THAT  MAY  AFFECT  RESULTS

     If the Incyte Genetics Stock Proposal is approved and implemented, holders of Incyte General Stock and Incyte Genetics Stock will be stockholders of the Company. The Company owns all of the assets and is responsible for all of the liabilities of both Incyte General and Incyte Genetics. Losses and liabilities of one division that affect the Company's resources or financial condition could adversely affect the financial condition or results of operations of the other division and the market price of the series of common stock relating to that division.

FACTORS  RELATING  TO  BOTH  INCYTE  GENERAL  AND  INCYTE  GENETICS

     Uncertain Effects of Recent Acquisitions. The combinations of Synteni and Hexagen with the Company involve several potential operating and business risks, including the integration of Synteni's, Hexagen's and the Company's businesses and management in a timely, efficient and effective manner, the timely integration of Synteni's microarray technology and services and Hexagen's technology with the Company's products and services, integration of the respective sales and marketing and research and development efforts, and any resulting loss of efficiency or loss of employees. The combined companies may not realize any revenue enhancements or cost savings. Also, any cost savings that are realized may be offset by increases in other expenses or operating losses, including losses due to problems in integrating the acquired companies with the Company. See "--Factors Relating to Both Incyte General and Incyte Genetics--Risks Associated With Acquisitions." Although the Company believes that beneficial synergies will result from the Synteni merger and Hexagen acquisition, the combination of the companies' businesses, even if achieved in an efficient, effective and timely manner, may not result in combined results of operations and financial condition superior to what would have been achieved by each company independently, and may take longer than expected. See "--Factors Relating to Both Incyte General and Incyte Genetics--History of Operating Losses; Uncertainty of Continued Profitability or Revenues."

     Risks Associated with Acquisitions. As part of its business strategy, the Company may from time to time acquire assets and businesses principally relating or complementary to its operations. These acquisitions may include acquisitions for the purpose of acquiring specific technology. The Company acquired two companies, Genome Systems, Inc. and Combion, Inc., in 1996, acquired Synteni in January 1998, and acquired Hexagen in September 1998. If the Company acquires additional businesses that are not located near the Company's Palo Alto, California headquarters, the Company may experience more difficulty integrating and managing the acquired businesses' operations. These and any other acquisitions by the Company involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following: the Company may be exposed to unknown liabilities of acquired companies; the Company may incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company may experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company's ongoing business may be disrupted and its management's time and attention may be diverted; the Company may be unable to integrate successfully or to complete the development and application of acquired technology and may fail to achieve the anticipated financial, operating and strategic benefits from these acquisitions; the Company may experience difficulties in establishing and maintaining uniform standards, controls, procedures and policies; the Company's relationships with key employees and customers of acquired businesses may be impaired, or these key employees and customers may be lost, as a result of changes in management and ownership of the acquired businesses; the Company may incur amortization expenses if an acquisition is accounted for as a purchase, resulting in significant goodwill or other intangible assets; and the Company's stockholders may be diluted if the consideration for the acquisition consists of equity securities. The Company may not overcome these risks or any other problems encountered in connection with acquisitions. If the Company is unsuccessful in doing so, its business, financial condition and results of operations could be materially and adversely affected.

     History of Operating Losses; Uncertainty of Continued Profitability or Revenues. For the years ended December 31, 1996 and 1995, the Company had net losses of $7.3 million and $9.9 million, respectively, and as of September 30, 1998, the Company had an accumulated deficit of $29.9 million. Driven by the Incyte General division, the Company has experienced substantial revenue growth since 1995 and has reported quarterly profits since the first quarter of 1997, excluding the charge for the purchase of in-process research and development. However, because the Company intends to make a significant investment in building the business of Incyte Genetics over the next few years, the Company expects to report a consolidated net loss at least for 1999 and possibly 2000.

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

     Fluctuations in Operating Results. The Company's operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors, including changes in the demand for the Company's products and services; the pricing of database access to database collaborators; the nature, pricing and timing of other products and services provided to the Company's collaborators; changes in the research and development budgets of the Company's collaborators and potential collaborators; capital expenditures; acquisition and licensing costs and other costs related to the expansion of the Company's operations, including operating losses of acquired businesses such as Synteni and Hexagen; the introduction of competitive databases or services; and expenses related to, and results of, litigation (including the lawsuits filed by Affymetrix, described below under "--Factors Relating to Both Incyte General and Incyte Genetics-Litigation") and other proceedings relating to intellectual property rights. In particular, the Company has a limited ability to control the timing of database installations, a lengthy sales cycle is required for the Company's database products, the Company's revenue levels are difficult to forecast, the time required to complete custom orders can vary significantly and the Company's increasing investments in external alliances could result in significant quarterly fluctuations in expenses due to the payment of milestone payments, license fees or research payments.

     The Company's investments in joint ventures and businesses, particularly diaDexus, the Company's joint venture with SmithKline Beecham Corporation, may require the Company to record losses or expenses related to its proportionate ownership interest in such entities, to record charges for the acquisition of in-process technologies, or to record charges for the recognition of the impairment in the value of the securities underlying such investments. To date, the Company has not recognized any significant losses on its long-term equity investments, all of which to date have been allocated to Incyte General. Due to the recent stock market volatility, certain investments allocated to Incyte General are below the investments' book value. The decrease in the market price of these investments is considered temporary and therefore no change in the carrying value of the investments is considered necessary at this time. The Company will continue to evaluate its long term equity investments for impairment on a quarterly basis. As part of the collaborative agreement with OGS relating to the joint development of a proteomics database, Incyte General has agreed to reimburse OGS up to $5.0 million in 1999 if revenues are not sufficient to offset OGS'
expenses for services rendered. In an effort to broaden its business, the Company is investing in a number of new areas, including
microarray    services,    molecular    diagnostics,    pharmacogenomics  and
proteomics. Because many of these address new markets, or involve untested technologies, it is not known if any of them will generate revenues or if the revenues will be sufficient to provide an adequate return on the investment. Depending on the amount and timing of such investments, expenses or losses related to these investments could adversely affect operating results.

     Litigation. In January 1998, Affymetrix filed a lawsuit in the United States District Court for the District of Delaware alleging infringement of U.S. patent number 5,445,934 (the "'934 Patent") by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorney fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Synteni and Incyte.

     In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware alleging infringement of the U.S. patent number 5,800,992 (the "'992 Patent") and U.S. patent number 5,744,305 (the "'305 Patent") by both Synteni and Incyte. The complaint alleges that the '305 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte, that the '992 Patent has been infringed by the use of Synteni's and Incyte's GEMTM microarray technology to conduct gene expression monitoring using two-color labeling, and that such infringement was willful. Affymetrix seeks a preliminary injunction enjoining Synteni and Incyte from using Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling, as described in the '992 patent, and a permanent injunction enjoining Synteni and Incyte from further infringement of the '305 and '992 Patents.

     Incyte and Synteni believe they have meritorious defenses and intend to defend these suits vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of these suits. Regardless of the outcome, this litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of these suits or the outcome thereof would be made available on commercially acceptable terms, if at all.

     New and Uncertain Business. The Company's SNP discovery business and microarray-based gene expression service business represents businesses for which there is no precedent. The utility of the information generated by these businesses is unproven. The nature and price of the products and services offered in these businesses are such that there are a limited number of companies that are potential collaborators for such products and services. Additional factors that may affect demand for the Company's products and services include: the extent to which pharmaceutical and biotechnology companies may choose to generate the information in-house; the emergence of competitors offering similar services at competitive prices; the extent to which the information in the Company's databases is made public by, or is the subject of, patents issued to others; the Company's ability to establish and enforce proprietary rights to its products; and the emergence of technological innovations that are more advanced than the technology used by and available to the Company.

     Risks Associated with Strategic Investments. The Company has funded and intends in the future to fund strategic equity investments in joint ventures or businesses that complement the business of the Company. These investments, such as the Company's investment in diaDexus, may be illiquid and may require the Company to record losses and expenses related to its proportionate ownership interest in such entities, to record charges related to the acquisition of in-process technologies, or to record charges for recognition of the impairment in the value of the securities underlying such investments. These losses may exceed amounts anticipated, which could result in the Company's operating results being below the expectations of public market analysts and investors. These investments may often be made in securities for which there is no public trading market or in securities not registered under the Securities Act of 1933 and therefore subject to trading restrictions, either of which increases the Company's risk of investment and reduces the liquidity of the Company's investment. In addition, the Company could be required to invest greater amounts than initially anticipated or to devote substantial management time to the management of research and development relationships and joint ventures. The occurrence of any of the foregoing could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

     Uncertainty of Protection of Patents and Proprietary Rights. Incyte General's and Incyte Genetics' database businesses and competitive position are dependent in part upon the Company's ability to protect its proprietary database information and software technology. Despite the Company's efforts to protect its proprietary database information and software technology, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary. Although the Company's database collaboration agreements require its collaborators to provide adequate security for, and to control access to the Company's databases, policing unauthorized use of the Company's databases and software by the Company or its collaborators is difficult. The Company relies on patent, trade secret, and copyright law, and nondisclosure and other contractual arrangements to protect its proprietary information.

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

     The Company's current policy is to file patent applications on what it believes to be novel full-length cDNA sequences and partial sequences obtained through the Company's high-throughput computer-aided gene sequencing efforts. The Company has filed U.S. patent applications in which the Company has claimed certain partial gene sequences and has filed patent applications in the U.S. and applications under the Patent Cooperation Treaty ("PCT") designating countries in Europe as well as Canada and Japan claiming full-length gene sequences associated with cells and tissues that are the subject of the Company's high-throughput gene sequencing program. To date, the Company holds a number of issued U.S. patents on full-length genes, but no patent has issued from any of the Company's patent applications that claim partial gene sequences. The Company is aware that a number of entities, such as Merck & Co., Inc. (in conjunction with Washington University), have made certain gene sequences publicly available, which may adversely affect the ability of the Company and others to obtain patents on such genes. The Company's ability to obtain patent protection for certain sequences that have been made publicly available may be adversely affected.

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

     In support of Incyte Genetics' plan to commercialize SNP data, the Company plans to seek patent protection for patentable SNPs identified in the LifeSeq database, through the Incyte Genetics human genome sequencing program, and through the use of Hexagen's fSSCP SNP-discovery technology. These patents will claim rights in patentable SNPs for diagnostic and genotyping purposes. As information relating to particular SNPs is developed, the Company plans to seek additional rights in those SNPs that are associated with specific diseases, functions or drug responses. Incyte Genetics will have the exclusive right to commercialize the SNP data, human genome data and human genome mapping data, for use in pharmacogenetic applications.

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

The USPTO has had a substantial backlog of biotechnology patent applications and, in particular, applications that claim gene sequences. In 1996, the USPTO issued guidelines limiting the number of partial gene sequences that can be examined within a single patent application. Many of the Company's patent applications containing multiple partial sequences contain more sequences than the maximum number allowed under the new guidelines. The Company is reviewing its options and, due to the resources needed to comply with the guidelines, may decide to abandon patent applications for some of its partial gene sequences. Given that the Company's cost of filing large numbers of patent applications and maintaining issued patents can be significant, the Company may choose not to pursue every application. If the Company does not pursue patent protection for all of its full-length and partial gene sequences, the value of its intellectual property portfolio could be diminished.

     In view of the possible delay in obtaining allowance of some of the Company's patent applications, and the secrecy of patent applications, the Company does not know if other applications that would have priority over the Company's applications have been filed. Also, changes in U.S. patent laws resulting from the General Agreement on Tariffs and Trade ("GATT") became effective in June 1995. Most notably, GATT resulted in U.S. law being amended to change the term of patent protection from seventeen years from patent issuance to twenty years from the earliest effective filing date of the application. Because the average time from filing to issuance of biotechnology applications is at least one year and may be more than three years depending on the subject matter, a twenty-year patent term from the date of filing may result in a substantially shortened term of patent protection, which may adversely affect the Company's period of exclusivity under any patents that may issue to the Company. Pending applications claiming large numbers of gene sequences may, in some situations, need to be refiled while claiming priority to the earliest filing date and, in such situations, the patent term will be measured from the date of the earliest priority application. This would reduce the patent term and have a potentially adverse effect on the Company's period of exclusivity.

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

     As the biotechnology industry expands, more patents are issued and other companies engage in the business of discovering genes and SNPs through the use of high speed sequencers and in other genomic-related businesses, such as microarray and gene expression profiling, the risk increases that the Company's potential products or the processes used by the Company to develop these products may be subject to claims that they infringe the patents of others. Certain of these patents are the subject of litigation. Therefore, the Company's operations may require it to obtain licenses under any of these patents or proprietary rights, and these licenses may not be made available on terms acceptable to the Company. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. The Company could also be involved in interferences with respect to patent applications. Given the large number of applications filed by the Company, a large number of interferences could be expensive and time consuming. In addition, it is impossible to predict how many, if any, of the interferences would be resolved in the Company's favor. The Company is currently involved in litigation and interference proceedings with respect to patents and intellectual property rights. Litigation or interference proceedings, regardless of the outcome, could result in substantial costs to, and diversion of effort by the Company, and may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, these efforts by the Company may not be successful.

     As is typical in the genomics and software industries, the Company has from time to time received, and believes that it likely will receive in the future, notices from third parties alleging infringement of patent rights. The Company believes that it is not infringing the patent rights of any such third party, and in circumstances in which the Company has determined a response to an alleged infringement claim to be appropriate, the Company has notified the claimant to that effect. To date, except as set forth above under "-Factors
Relating to Both Incyte General and Incyte Genetics-Litigation," no third party has filed suit with respect to an alleged claim against the Company. Action may, however, be taken against the Company in the future, either with respect to previously asserted or new claims. The outcome of any such action is uncertain.

     Future Capital Needs; Uncertainty of Additional Funding. Based upon its current plans, the Company believes that its existing resources and anticipated cash flow from operations will be adequate to satisfy its capital needs at least through the next twelve months. However, the Company may be unable to raise sufficient funds to support the efforts of Incyte Genetics, obtain additional collaborators or retain existing collaborators for the Company's databases. In addition, the Company's database products and services may not produce revenues which, together with the Company's cash, cash equivalents, and marketable securities, would be adequate to fund the Company's cash requirements. The Company's cash requirements depend on numerous factors, including: the ability of the Company to attract and retain collaborators for its database products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure the Company's sequencing and microarray operations remain competitive; capital expenditures required to expand the Company's facilities; and costs associated with the integration of new operations assumed through mergers and acquisitions. The Company expects to continue to fund future operations with revenues from database products and services and with private and/or public equity capital to support Incyte Genetics, in addition to using its current cash, cash equivalents, and marketable securities. Changes in the Company's research and development plans or other changes affecting the Company's operating expenses may result in changes in the timing and amount of expenditures of the Company's capital resources. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds by entering into collaborative arrangements that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

     Management of Growth. The Company has recently experienced, and expects to continue to experience, significant growth in the number of its employees and the scope of its operations. This growth has placed, and may continue to place, a significant strain on the Company's management and operations. The
Company's ability to manage effectively this growth will depend upon its ability to broaden its management team and its ability to attract, hire and retain skilled employees. The Company's success will also depend on the ability of its officers and key employees to continue to implement and improve its operational, management information and financial control systems and to expand, train and manage its employee base. In addition, the Company must continue to take steps to provide customer support resources as the number of overall database collaborators and the number of requests for support from collaborators increases. Further, the Company's database collaborators typically have worldwide operations and may require support at multiple U.S. and foreign sites. Providing this support may require the Company to open offices in addition to its Palo Alto, California headquarters and its offices in Fremont, California, St. Louis, Missouri and Cambridge, England, which could result in additional burdens on the Company's systems and resources. The Company's inability to manage growth effectively, including its growth through acquisitions, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Employees. The Company is highly dependent on the principal members of its management, operations and scientific staff, including Roy A. Whitfield, its Chief Executive Officer, and Randal W. Scott, its President and Chief Scientific Officer, the loss of whose services would have a material adverse effect on the Company's business. The Company has not entered into any employment agreements with any of these persons and does not maintain any key person life insurance policy on the life of any employee. The Company's future success also will depend in part on the continued service of its key scientific, software, bioinformatics and management personnel and its ability to identify, hire and retain additional personnel, including personnel in the customer service, marketing and sales areas. The Company experiences intense competition for qualified personnel in the areas of the Company's activities, especially with respect to experienced bioinformatics and software personnel, and there can be no assurance that the Company will be able to continue to attract and retain personnel necessary for the development of the Company's business. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Others. The Company relies on a limited number of suppliers of gene sequencing machines and certain reagents required in connection with the gene sequencing process. Although the Company is evaluating alternative gene sequencing machines, these machines may not be available in sufficient quantities, available at acceptable costs, or prove to be more cost-effective than current machines. Patent right issues concerning certain current and future generation sequencing machines may also arise which could prevent the Company from using them or make their use more expensive. If the Company is unable to obtain additional machines or an adequate supply of reagents or other materials at commercially reasonable rates, its ability to identify genes and SNPs through gene sequencing and related methods would be adversely affected. In addition, although the Company obtains, from a number of sources, tissue samples from which mRNA or DNA may be isolated, the loss of access to some of these sources increased fees for access to these sources or increased restrictions on use of the information generated could adversely affect the Company's business.

     The gene sequencing machines that are utilized in the Company's high throughput computer-aided genomic sequencing operations are commercially available and are currently being utilized by at least one competitor.
Moreover, the majority owner of Celera Genomics Corporation ("Celera") has announced that a new gel-based sequencing machine is expected to be ready for commercial production in early 1999, and that a large number of these sequencing machines will be provided to Celera. Although the Company has been told that it will have access to these machines, there is no guarantee that access will be provided under conditions that are acceptable to the Company or at all.

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

     Year 2000 Issue. As a result of computer programs being written using two digits, rather than four, to represent year dates, the performance of the Company's computer systems and those of its suppliers and customers in the Year 2000 is uncertain. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities.

     The Company is in the process of evaluating the Year 2000 readiness of the software products sold by the Company ("Products"), the information technology systems used in its operations ("IT Systems"), and its non-IT Systems, such as building security, voice mail, and other systems. The Company currently anticipates that this project will consist of the following phases:
(i) identification of all Products, IT Systems, and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement;
(iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of Year 2000 failures.

     The Company will initiate an assessment of all current versions of its Products and believes that this will be completed in the first half of 1999. Even so, whether a complete system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the Year 2000 compliance of the system's other components, most of which are supplied by parties other than the Company. The supplier of the Company's current financial and accounting software has informed the Company that such software is Year 2000 compliant. The Company relies, both domestically and internationally, upon various vendors, government agencies, utility companies, telecommunications service companies, delivery service companies, and other service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

     To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating its financial and accounting software, its Products, and general Year 2000 compliance matters. Absent a significant Year 2000 compliance deficiency, management currently estimates that the cost to complete its Year 2000 compliance programs will be between $1.0 million and $1.5 million, which will be expensed as incurred.

     The Company is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue and is addressing the most critical applications first. The Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate to the extent possible the effects of any Year 2000 noncompliance. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third parties to be Year 2000 compliant would result in the interruption of the Company's business, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Hazardous Materials; Environmental Matters. The Company's research and development involves the controlled use of hazardous and radioactive materials and biological waste. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of these materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and currently does not expect to make material additional capital expenditures for environmental control facilities in the near-term, the Company may in the future be required to incur significant costs to comply with environmental laws and regulations, and there can be no assurance that the operations, business or assets of the Company will not be materially and adversely affected by current or future environmental laws or regulations.

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

     Risk of Business Interruption. The Company conducts all of its sequencing and a significant portion of its other activities at its facilities in Palo Alto, California, and conducts all its of microarray-related operations at its facilities in Fremont, California. Both locations are in a seismically active area. Although the Company maintains business interruption insurance, the Company does not currently have, nor does it plan to obtain, earthquake insurance. A major catastrophe (such as an earthquake or other natural disaster) could result in a prolonged interruption of the Company's business.

FACTORS  RELATING  TO  INCYTE  GENERAL

     Uncertain Effects of the Synteni Merger. The combination of Synteni and the Company involves several potential operating and business risks, including the integration of Synteni's and Incyte General's businesses and management in a timely, efficient and effective manner, the timely integration of Synteni's microarray technology and services with Incyte General's database products and services, integration of the respective sales and marketing and research and development efforts, and any result in loss of efficiency or loss of employees. The combined companies may not realize any revenue enhancements or cost savings. Also, any cost savings that are realized due to the merger may be offset by increases in other expenses or operating losses, including losses due to problems in integrating the two companies. See "--Factors Relating to Both Incyte General and Incyte Genetics--Risks Associated With Acquisitions." Although Incyte General believes that beneficial synergies will result from the Synteni merger, the combination of the two companies' businesses, even if achieved in an efficient, effective and timely manner, may not result in combined results of operations and financial condition superior to what would have been achieved by each company independently, and may take longer than expected. See "--Factors Relating to Incyte General--History of Operating Losses; Uncertainty of Continued Profitability or Revenues."

     History of Operating Losses; Uncertainty of Continued Profitability or Revenues. For the years ended December 31, 1996 and 1995, Incyte General had net losses of $7.5 million and $9.9 million, respectively, and as of September 30, 1998, Incyte General had an accumulated deficit of $15.1 million. Incyte General has experienced substantial revenue growth since 1995 and has reported quarterly profits since the first quarter of 1997. However, Incyte General may not be able to maintain revenue growth or profitability. Incyte General's continued investment in new product and technology development, obligations under existing and future research and development alliances, and increased investment in marketing, sales and customer service will require a continued increase in expenditures in 1998 and beyond. Synteni's ability to contribute to the profitability of Incyte General will be dependent on the ability of Incyte General to obtain high volume customers for microarray services and the costs associated with increasing microarray production capacity. Prior to the merger, Synteni's microarray service agreements consist of small volume pilot or feasibility agreements. Incyte General's ability to achieve and maintain significant revenues will be dependent upon its ability to obtain additional database collaborators, retain existing collaborators, and expand its customer base for microarray services. Incyte General's ability to maintain profitability will be dependent upon its ability to obtain database collaborators, expand its customer base for microarray services, the level of expenditures necessary for Incyte General to maintain and support its services to its collaborators, and the extent to which it incurs research and development, investment, acquisition-related or other expenses related to the development and provision of its products and services to database collaborators. While, as of August 1998, Incyte General had twenty-one database agreements, Incyte General may be unable to enter into any additional collaborations. Further, Incyte General's database agreements typically have a term of three years. Some of these agreements require Incyte General to meet certain performance obligations. These agreements may not be renewed upon expiration, and a database agreement may be terminated earlier by a collaborator if Incyte General breaches the agreement and fails to cure such breach within a specified period. The loss of revenues from any database collaborator could have a material adverse effect on Incyte General's business, financial condition and results of operations.

     Part of Incyte General's commercialization strategy is to license to database collaborators Incyte General's patent rights to individual partial genes or full-length cDNA sequences from Incyte General's proprietary sequence database, for development as potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical testing and regulatory approval prior to commercialization. Accordingly, Incyte General does not expect to receive any milestone or royalty payments from any such licenses for a substantial period of time, if at all.

     Fluctuations in Operating Results. Incyte General's operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors, including: changes in the demand for Incyte General's products and services; the pricing of database access to database collaborators; the nature, pricing and timing of other products and services provided to Incyte General's collaborators; changes in the research and development budgets of Incyte General's collaborators and potential collaborators; capital expenditures; acquisition and licensing costs and other costs related to the expansion of Incyte General's operations, including operating losses of acquired businesses such as Synteni; the introduction of competitive databases or services; and expenses related to, and results of, litigation and other proceedings relating to intellectual property rights. In particular, Incyte General has a limited ability to control the timing of database installations, there is a lengthy sales cycle required for Incyte General's database products, Incyte General's revenue levels are difficult to forecast, the time required to complete custom orders can vary significantly and Incyte General's increasing investments in external alliances could result in significant quarterly fluctuations in expenses due to the payment of milestone payments, license fees or research payments.

     Incyte General's equity investments may require Incyte General to record charges for the acquisition of in-process technologies or for recognition of the impairment in the value of the securities underlying such investments. See "-Factors Relating to Both Incyte General and Incyte Genetics--Fluctuations in Operating Results."

     To date, Incyte General has not recognized any significant losses on its long-term equity investments. Due to the recent stock market volatility, certain investments allocated to Incyte General are below the investments' book value. The decrease in the market price of these investments is considered temporary and therefore no change in the carrying value of the investments is considered necessary at this time. Incyte General will continue to evaluate its long-term equity investments for impairment on a quarterly basis.

     The need for continued investment in development of Incyte General's databases and related products and services and for extensive ongoing collaborator support capabilities results in significant fixed expenses. If revenue in a particular period does not meet expectations, Incyte General may not be able to adjust significantly its level of expenditures in such period, which would have an adverse effect on Incyte General's operating results. Incyte General may also experience difficulty in forecasting levels of operating expenditures for, and integration-related expenses with respect to, subsidiaries acquired through acquisitions, at least until a substantial period of time has passed since the acquisition date. This is particularly true when attempting to forecast expenditure levels for acquired businesses that focus on technologies for which there is not yet an established market. Incyte General believes that quarterly comparisons of its financial results will not necessarily be meaningful and should not be relied upon as an indication of future performance. Due to the foregoing and other unforeseen factors, it is likely that in some future quarter or quarters, Incyte General's operating results will be below the expectations of public market analysts and investors.

     Competition and Technological Changes. There are a finite number of genes in the human genome, and competitors may seek to identify, sequence and determine in the shortest time possible the biological function of a large number of genes in order to obtain a proprietary position with respect to the largest number of new genes discovered. There are a number of companies, other institutions, and government-financed entities engaged in gene sequencing, gene discovery, gene expression analysis, positional cloning and other genomic service businesses. Many of these companies, institutions and entities have greater financial and human resources than Incyte General. In addition, Incyte General is aware that other companies have developed genomic databases and are marketing, or have announced their intention to market their data to pharmaceutical companies. Incyte General expects that additional competitors may attempt to establish gene sequence, gene expression or other genomic databases in the future.

     In addition, competitors may discover and establish patent positions with respect to gene sequences in Incyte General's databases. Further, certain entities engaged in gene sequencing have made the results of their sequencing efforts publicly available. Celera has announced plans to sequence the entire human genome within three years and to make the sequencing data publicly available. The public availability of gene sequences or resulting patent positions comprising substantial portions of the human genome or microbial or plant genomes could decrease the potential value of Incyte General's databases to Incyte General's collaborators and adversely affect Incyte General's ability to realize royalties or other revenue from commercialization of products based upon this genetic information.

     Some of Incyte General's competitors or potential competitors are in the process of developing, and may successfully develop, proprietary sequencing technologies that may be more advanced than the technology used by Incyte General. In addition, Incyte General is aware that a number of companies are pursuing alternative methods for generating gene expression information, including some that have developed, and are developing, microarray technologies. At least one other company currently offers microarray-based services that might be competitive with those offered by Incyte General. These advanced sequencing or gene expression technologies, if developed, may not be commercially available for purchase or license by Incyte General on reasonable terms, if at all.

     A number of companies have announced their intent to develop and market software to assist pharmaceutical companies and academic researchers in the management and analysis of their own genomic data, as well as the analysis of sequence data available in the public domain. Some of these entities have access to significantly greater resources than Incyte General, and their products may achieve greater market acceptance than Incyte General's products.

     Incyte General's databases also require extensive software support and incorporate features determined by database collaborators' needs. If Incyte General experiences delays or difficulties in implementing its database software or collaborator-requested features, its ability to service its collaborators may be adversely affected, which might have an adverse effect on Incyte General's business and operating results.

     The genomics industry is characterized by extensive research efforts and rapid technological progress. To remain competitive, Incyte General will be required to continue to expand its databases and to enhance the functionality of its bioinformatics and database software. New developments are expected to continue and discoveries by others may render Incyte General's services and potential products noncompetitive.

Future Capital Needs; Uncertainty of Additional Funding. Based upon its current plans, Incyte General believes that its existing resources and anticipated cash flow from operations will be adequate to satisfy its capital needs at least through the next twelve months. However, Incyte General may be unable to obtain additional collaborators or retain existing collaborators for its databases, and its database products and services may not produce revenues which, together with the Incyte General's cash, cash equivalents, and marketable securities, would be adequate to fund its cash requirements. Incyte General's cash requirements depend on numerous factors, including: the ability of Incyte General to attract and retain collaborators for its databases and products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure Incyte General's sequencing and microarray operations remain competitive; capital expenditures required to expand Incyte General's facilities; costs associated with the integration of new operations assumed through mergers and acquisitions; and funding requirements of Incyte Genetics. Incyte General has committed to Incyte Genetics to provide $20 million in cash and will provide additional funding, as appropriate, in the form of loans or investments. Incyte General expects to continue to fund future operations with revenues from database products and services in addition to using its current cash, cash equivalents, and marketable securities. Changes in Incyte General's research and development plans or other changes affecting Incyte General's operating expenses may result in changes in the timing and amount of expenditures of Incyte General's capital resources. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to Incyte General's existing stockholders. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available, Incyte General may be required to curtail operations significantly or to obtain funds through entering into collaborative arrangements that may require Incyte General to relinquish rights to certain of its technologies, product candidates, products or potential markets.

FACTORS  RELATING  TO  INCYTE  GENETICS

     New and Uncertain Business; Product Development Risk. Incyte Genetics' business is based on developing database and other products and services to assist pharmaceutical companies in the identification and correlation of genetic variation to disease and drug response. This business is new and unproven.

Incyte Genetics' products will focus on SNPs, one type of genetic variation. The role of SNPs in disease and drug response is not fully understood, and relatively few therapeutic or diagnostic products based on SNPs have been developed and commercialized. Incyte Genetics believes that pharmaceutical companies will be interested in its products and services due to their belief that certain SNPs correlate with a patient's disease prognosis, disease susceptibility and ability to respond to a particular drug or class of drugs, and in particular with a patient's susceptibility to adverse drug reactions. With the exception of a few anecdotal examples, these correlations between SNPs and disease and drug response are unproven. Furthermore, the process to identify statistically significant correlations is time-consuming and could involve the collection and screening of a large number of patient samples. Incyte Genetics has not yet discovered the SNPs that would be the subject of these correlation studies, and does not currently have access to the patient samples needed, or access to a technology proven to be able to rapidly detect pre-determined SNPs reproducibly and at a low cost in large numbers of patient samples. Most SNPs may occur at a frequency in the population that is too low to warrant their use in analyzing genetic variation in patients. It may be difficult to identify SNPs that both correlate with patient disease and drug response as well as occur at a high enough frequency to justify their use by pharmaceutical companies in drug development or in disease management. Incyte Genetics' strategy of using high-throughput mutation detection processes and sequencing to identify SNPs and genes rapidly and obtain proprietary rights in as many SNPs and genes as possible is also unproven. In addition, ethical and social concerns about the confidentiality of patient specific genetic information and about the use of genetic testing for diagnostic purposes could adversely affect the market acceptance of Incyte Genetics' products or those developed by its collaborators.

     Incyte Genetics' success will also depend upon its ability to develop, use and enhance new and relatively unproven technologies. Among other things, Incyte Genetics will need to improve the throughput of Hexagen's fSSCP SNP-discovery technology. Incyte Genetics may not be able to achieve these necessary improvements and other factors may impair its ability to develop the LifeSNPTM database. The failure to rapidly develop this database would adversely affect Incyte Genetics' business and results of operations.

     Early Stage of Development; Anticipated Operating Losses. Incyte Genetics is at an early stage of development. To date, it has generated only limited revenues from database agreements. All of these revenues relate to the LifeSeq AtlasTM database previously developed by the Company. Hexagen, which will be an important part of Incyte Genetics' business, was founded in 1996 and has generated no revenues to date. Incyte Genetics' expansion of its research and development efforts will require substantial increases in expenditures, including the hiring of a substantial number of new employees, over the next several years. As a result, Incyte Genetics currently expects to incur operating losses for at least the next few years. Incyte Genetics may never achieve significant revenues or profitable operations.

     Incyte Genetics believes that, for at least the next two years, it will derive the majority of its revenues from fees paid by pharmaceutical companies in return for access to Incyte Genetics' databases and from fees paid by pharmaceutical companies in return for pharmacogenetic and directed SNP program services. The latter services are not yet offered. Incyte Genetics' LifeSNP and LifeSeq GenomeTM databases are being developed and currently generate no fees. Incyte Genetics' ability to generate significant revenues will depend upon its ability to attract and retain pharmaceutical partners as database subscribers. Only a limited number of pharmaceutical companies are potential subscribers for Incyte Genetics' proposed products and services due to their nature and price. These companies may choose to conduct SNP discovery and analysis in-house, to form an industry consortium, or to work with Incyte Genetics' competitors. Incyte Genetics has not entered into any database or service agreements other than agreements relating to the existing LifeSeq Atlas mapping database, and it may be unable to attract any additional subscribers. Incyte Genetics expects that the database agreements will provide for the payment of milestone and royalty payments from the sale of drugs, diagnostic products and genotyping products derived from the information within the databases. Subscribers may not develop such products or may encounter delays and difficulties in developing and commercializing products based on Incyte Genetics' products and services. Any product developed by a database subscriber will require several years of development, clinical testing and regulatory approval prior to commercialization. Accordingly, Incyte Genetics does not expect to receive any milestone or royalty payments under any collaborative arrangement for a substantial period of time, if at all.

     The level of demand for Incyte Genetics' products and services will be unpredictable due to a number of other factors, including: the possible emergence of competitors offering similar or superior products and services at competitive prices; the extent to which the information in Incyte Genetics' and the Company's databases is made public or is the subject of patents issued to others; Incyte Genetics' ability to establish and enforce proprietary rights to its products; regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information; and technological innovations in gene sequencing, mapping and SNP discovery and detection. Incyte Genetics' ability to achieve profitability will also depend upon the level of expenditures necessary to support its services to subscribers, and the extent to which it incurs research and development, investment, acquisition-related or other expenses.

     Incyte Genetics' operating results will be affected by losses and expenses relating to its equity interest in diaDexus and any other strategic investments Incyte Genetics might make in the future. Although it has no specific plans at this time, Incyte Genetics will consider making strategic equity investments in businesses perceived to be complementary. These investments may be illiquid and may require Incyte Genetics to record losses or expenses related to its proportionate ownership interest, to record charges for acquisition of in-process technologies, or to record charges relating to the impairment in the value of its investments. In addition, any investments in external alliances could result in significant quarterly fluctuations in expenses due to the payment of milestones, license fees or research payments.

Uncertain Effects of the Hexagen Acquisition. The acquisition of Hexagen involves several potential risks, including the uncertainties associated with attempting to integrate Hexagen's and Incyte Genetics' businesses, management, technologies and research and development efforts. This integration has begun only very recently, and it may result in a loss of efficiency or employees, or may otherwise be unsuccessful. The timely development of the LifeSNP database will depend upon the successful integration of Hexagen's fSSCP technology into Incyte Genetics' technologies and processes, and also upon Incyte Genetics' ability to improve the throughput of Hexagen's fSSCP technology. Incyte Genetics may not be able to achieve these necessary improvements. The discovery of SNPs is a competitive area and other companies may develop or obtain access to SNP discovery and detection platforms, which Incyte Genetics may not be provided access to, that may make Hexagen's fSSCP technology obsolete.

     Need for Additional Funding. Incyte Genetics will require substantial additional funding to develop its databases and other products and services, and to market any products and services that may be developed. Incyte Genetics currently anticipates requiring total funds of approximately $100 million to $150 million over the next few years. Initially, Incyte General has committed to provide Incyte Genetics with $20 million in cash. Incyte Genetics intends to fund the remainder of its anticipated cash requirements from third-party sources, including database subscription revenues, strategic equity investments from pharmaceutical companies and/or the public equity markets. Other than the LifeSeq Atlas database revenues, Incyte Genetics currently has no other database revenues and has no commitments for equity investments. Incyte Genetics' ability to fund its anticipated cash requirements is difficult to predict and dependent on a number of factors, some of which are under the control of Incyte Genetics, and many of which are not. These factors include the receptivity of pharmaceutical companies to Incyte Genetics' products, the utility of SNPs, the ability to raise capital from the equity markets, the effect of competitive efforts, and the progress of Incyte Genetics' research and development efforts. Additional funding may not be available on favorable terms or at all. If adequate funds are unavailable, Incyte Genetics may be required to curtail its research and development and other operations significantly. If operations are curtailed significantly, Incyte Genetics' products and services may not develop in a sufficiently timely manner and its long-term prospects may be materially and adversely affected.

     Competition and Technological Changes. A number of companies, institutions, and government-financed entities are engaged in the study of genetic variation, including gene sequencing, mapping and polymorphism discovery or detection. Many of these companies, institutions and entities have greater financial and human resources than Incyte Genetics. At least three other companies, Celera, Affymetrix and Genset, S.A., have announced their intent to market mapping, sequence and/ or polymorphism data to the pharmaceutical industry. Incyte Genetics expects that additional competitors may attempt to establish databases containing such information in the future and that competition in the industry will continue to intensify.

     In addition, competitors may discover and establish patent positions with respect to gene sequences and polymorphisms in Incyte Genetics' databases. Celera has announced its intention to make the results of its genomic sequencing efforts publicly available. Competitors' patent positions or the public availability of gene sequences and polymorphisms could decrease the potential value of Incyte Genetics' databases and services to the Incyte Genetics' collaborators and adversely affect the Incyte Genetics' ability to realize royalties or other revenue from commercialization of products based upon such information.

     The gene sequencing machines that are utilized in Incyte Genetics' high throughput computer-aided genomic sequencing operations are commercially available and are currently being utilized by at least one competitor. Moreover, the majority owner of Celera has announced the development of a new gel-based sequencing machine that it expects to have ready for commercial production in early 1999, and that a large number of such sequencing machines will be provided to Celera. See "--Factors Relating to Both Incyte General and Incyte Genetics--Dependence on Others."

     The SNP discovery platform used by Incyte Genetics represents a modification of a process that is in the public domain. Although the patent protection is being sought for these improvements, no patents have yet been issued. Other companies could make similar or superior improvements in this process without providing access to the Company to these improvements.

Incyte Genetics expects that its databases will require extensive software support and will need to incorporate features determined by database collaborators. If Incyte Genetics is delayed or has problems implementing its database software or collaborator-requested features, its ability to service its collaborators may be adversely affected. This could adversely affect Incyte Genetics' business and operating results.

     The genomics and pharmacogenetics industries are characterized by extensive research efforts and rapid technological progress. To remain competitive, Incyte Genetics will have to expand its databases rapidly, enhance the functionality of its bioinformatics and database software and invest in new technologies. In particular, the development of the LifeSNP database will require improvements in the throughput of Hexagen's SNP discovery technology. New developments in the industry are expected to continue, and discoveries by others may render Incyte Genetics' potential products and services noncompetitive.

     Dependence on Incyte General. Incyte Genetics has made no investment in marketing or product sales resources, and currently intends to rely upon Incyte General's marketing and sales staff to market all of the potential products and services to be developed by Incyte Genetics. Sufficient marketing resources may not be available to Incyte Genetics when needed, and the Company may determine that Incyte Genetics needs to have its own marketing and sales staff, which could be difficult and expensive to create. In addition, Incyte Genetics will depend on the sequencing operations of Incyte General. This operation needs to be expanded significantly in order to meet the needs of Incyte Genetics' genomic sequencing program. If sufficient sequencing resources are not available to Incyte Genetics, it may be required to build its own operations or seek third parties capable of meeting Incyte Genetics' sequencing needs. If third party sequencing is needed, there is no assurance that such sequencing capacity would be available, or if unavailable, that Incyte Genetics would have the resources to build its own operations. Even if Incyte Genetics had sufficient resources, this might significantly delay its efforts to generate sequence and SNP data or meet potential future obligations under database agreements.

     Management of Incyte Genetics. Incyte Genetics has only recently been formed and its management team is still being completed. Randal W. Scott, President and Chief Scientific Officer of the Company, is also acting as Chief Executive Officer of Incyte Genetics. Mark Bodmer, formerly Chief Executive Officer of Hexagen, has been appointed President of Incyte Genetics. See "--Factors Relating to Both Incyte General and Incyte Genetics-Dependence on Key Employees" and "--Factors Relating to Incyte Genetics-Uncertain Effects of the Hexagen Acquisition."

PART  II:  OTHER  INFORMATION

ITEM  1          Legal  Proceedings

In January 1998, Affymetrix, Inc. ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware alleging infringement of U.S. patent number 5,445,934 (the "'934 Patent") by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorney's fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni.

In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware alleging infringement of the U.S. patent number 5,800,992 (the "'992 Patent") and U.S. patent number 5,744,305 (the "'305 Patent") by both Synteni and Incyte. The complaint alleges that the '305 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte, that the '992 Patent has been infringed by the use of Synteni's and Incyte's GEMTM microarray technology to conduct gene expression monitoring using two-color labeling, and that such infringement was willful.
Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '305 and '992 Patents and, in addition, Affymetrix seeks a preliminary injunction enjoining Incyte and Synteni from using Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling as described in the '992 patent.

Incyte and Synteni believe they have meritorious defenses and intend to defend the suit vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of these suits. Regardless of the outcome, this litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of these suits or the outcome thereof would be made available on commercially acceptable terms, if at all.

ITEM  2          Changes  in  Securities

(a) On September 25, 1998, the Company's Board of Directors adopted a stockholder rights plan, pursuant to which one preferred stock purchase right (a "Right") was distributed for each share of Common Stock held as of October 13, 1998. Each Right, when exercis-able, will entitle the holder to purchase from the Company one one-thousandth of a share of the Company's Series A Partici-pating Preferred Stock at a price of $200.00 (the "Purchase Price"), subject to antidilution adjustments.

In general, if a person or group (an "Acquiring Person") acquires beneficial ownership of 15% or more of the outstanding shares of Common Stock, then each Right (other than those held by an Acquiring Person) will entitle the holder to receive, upon exer-cise, shares of Common Stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the Purchase Price. In addition, if following the announcement of the existence of an Acquiring Person the Company is involved in a business combina-tion or sale of 50% or more of its assets or earn-ing power, each Right (other than those held by an Acquiring Person) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the Purchase Price. When the foregoing rights arise, any Rights owned by an Acquiring Person will immediately become void. The Board of Directors will also have the right, after there is an Acquiring Person, to cause each Right (except those that have become void) to be exchanged for Common Stock or substitute consideration.

The Company may redeem the Rights at a price of $0.01 per Right before the existence of an Acquiring Person is announced. The Rights expire on September 25, 2008.

This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, was filed as an exhibit to the Company's Registration Statement on Form 8-A filed on September 30, 1998

(b)          Not  applicable
(c) On September 21, 1998, the Company issued 976,130 shares of its common stock to the shareholders of Hexagen Limited, a company organized under the laws of England and Wales ("Hexagen"), in exchange for all of the issued and outstanding share capital of Hexagen. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"). These sales were made without general solicitation or advertising.

The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to
distribution  thereof.    Appropriate  legends  were  affixed  to  the  stock
certificates issued in the transaction. Each recipient was an accredited investor as such term is defined under Rule 501 of Regulation D under the Act or was represented by a Purchaser Representative as that term is defined under Rule 501 of Regulation D under the Act. All recipients were provided with or had access to adequate information about the Company.

(d)          Not  applicable

ITEM  3          Defaults  upon  Senior  Securities

     None

ITEM  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

_     None


ITEM  5          Other  Information

To be considered for inclusion in the Company's proxy statement and form of proxy for its 1999 Annual Meeting of Stockholders, a stockholder proposal must be received at the principal executive offices of the Company not later than January 1, 1999.

A stockholder proposal not included in the Company's proxy statement for the 1999 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of the Company at the principal executive offices of the Company and otherwise complies with the provisions of the Company's Bylaws. To be timely, the Company's Bylaws provide that the Company must have received the stockholder's notice not less than 60 days nor more than 90 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 70 days prior to the meeting date, the Company must receive the stockholder's notice by the earlier of (i) the close of business on the 10th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting. For the Company's 1999 Annual Meeting of Stockholders, which is scheduled to be held on June 8, 1999, stockholders must submit written notice to the Secretary in accordance with the foregoing Bylaw provisions no later than April 9, 1999 but not prior to March 10, 1999.

ITEM  6          Exhibits  and  Reports  on  Form  8-K.

     a)          Exhibits
                 See  Exhibit  Index  on  Page  27

     b)          Reports  on  Form  8-K

The Company filed the following reports on Form 8-K during the fiscal quarter covered by this report:

i)       Current Report on Form 8-K, filed on October 6, 1998, reporting under
Item 2 the completion of the acquisition of Hexagen Limited by the Company (to be amended by Form 8-K/A to file under Item 7 of Form 8-K certain financial statements and information required thereunder).
ii) Current Report on Form 8-K, filed on September 3, 1998, reporting under Item 5 the adoption of a stockholder rights plan by the Company's Board of Directors.
iii)     Current Report on Form 8-K, filed on August 21, 1998, reporting under
Item  5 additional litigation brought against  the Company by Affymetrix, Inc.
iv) Current Report on Form 8-K, filed on September 30, 1998, reporting under Item 5 that the Company entered into an agreement to purchase Hexagen Limited.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  INCYTE PHARMACEUTICALS, INC.



Date:          November  13,  1998          By:          /s/  Roy A. Whitfield
                                                         ---------------------
               Roy  A.  Whitfield
               Chief  Executive  Officer


Date:          November  13,  1998          By:          /s/ Denise M. Gilbert
                                                         ---------------------
               Denise  M.  Gilbert
               Executive  Vice  President  and
                  Chief  Financial  Officer

                         INCYTE PHARMACEUTICALS, INC.

                                 EXHIBIT INDEX






     NO.                       EXHIBIT                        PAGE
     ---  --------------------------------------------------  ----

xxx   27  Financial Data Schedule, September 30, 1998           40
      99  Amendment to the 1997 Employee Stock Purchase Plan    41

