Form 10-K
period 1998-12-31
INCYTE PHARMACEUTICALS INC
filed 1999-03-25
CIK 879169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       or

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from _____________________ to ______________________

                        Commission File Number:  0-27488

                          INCYTE PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                                 94-3136539
         (State or other jurisdiction          (IRS Employer Identification No.)
        of incorporation or organization)

  3174 Porter Drive, Palo Alto, California 94304       (650) 855-0555
     (Address of principal executive offices)    (Registrant's telephone number,
                                                           including area code)

            Securities registered to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act

                      Common Stock, par value $.001 per share
             Series A Participating Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days.  [X]Yes     [  ]     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on February 28, 1999) was approximately $782,993.

As of February 28, 1999, there were 27,901,268 shares of Common Stock, $.001 per share par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 1999 Annual Meeting of Stockholders to be held on June 8, 1999.

ITEM  1.    BUSINESS

     When used in this Report, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the performance and utility of the Company's and diaDexus' products and services, and future products and services, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as, the extent of utilization of genomic information by the pharmaceutical industry in both research and development; risks relating to the development of new database products and their use by potential collaborators of the Company; the impact of technological advances and competition; the ability of the Company to obtain and retain customers; competition from other entities; and the risks set forth below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

     Incyte Pharmaceuticals, Inc. ("Incyte" or the "Company"), is a leading provider of genomic information-based tools and services. These tools and services include database products, genomic data management software tools, microarray-based gene expression services, genomic reagents and related services. The Company focuses on genomic information-based tools that can assist pharmaceutical and biotechnology companies in the discovery and development of new drugs and assist agricultural companies in the development of new agricultural products.

     The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genomic information to create information-based tools used by pharmaceutical and biotechnology companies in drug discovery and development. In building the databases, the Company utilizes high-throughput, computer-aided gene sequencing and analysis technologies to identify and characterize the expressed genes of the human genome, as well as certain animal, plant and microbial genomes. By searching the genomic databases, customers can integrate and analyze genomic information from multiple sources in order to discover genes that may represent the basis for new biological targets, therapeutic proteins, or gene therapy, antisense or diagnostic products. The Company's genomic products and services are designed to assist the pharmaceutical and biotechnology industries in utilizing genomic information to accelerate the discovery and development of new diagnostic and therapeutic products. The Company's products and services can be applied to gene and target discovery, functional genomic studies, preclinical pharmacology and toxicology studies, and can aid in understanding and analyzing the results of clinical development studies.

     The Company currently provides access to its genomic databases through collaborations with pharmaceutical, biotechnology, and agricultural companies worldwide. As of December 31, 1998, twenty-two companies had entered into multi-year database agreements to obtain access to the Company's databases on a non-exclusive basis. Revenues from these subscribers generally include database access fees. The Company's database agreements also provide for future milestone payments and royalties from the sale of products derived from proprietary information contained in one or more database modules.

     The Company's portfolio of database modules includes the LifeSeq human gene sequence and expression database, the LifeSeq FL database of full-length human genes, the LifeSeq AtlasTM mapping database, the PathoSeqTM microbial genomic database, the ZooSeqTM animal genomic database, the LifeToolsTM suite of bioinformatics software programs, the LifeArrayTM gene expression data management and analysis software, and a variety of custom database and sequencing services. Each database module consists of a relational database that runs on UNIX-based client/server networks and incorporates HyperText Markup Language ("HTML") and JAVA graphical user interfaces enabling subscribers to use multiple search tools and browse various database modules. The databases are available using either Oracle or Sybase database architectures and operate on Sun Microsystems, Compaq Computer Corporation and Silicon Graphics workstations.

BACKGROUND

     Genes, found in all living cells, are comprised of DNA, which in turn is comprised of nucleotide base pairs or bases. Genes provide the necessary information to code for the synthesis of proteins, the molecules which conduct all functions within a cell. Many human diseases are associated with the inadequate or inappropriate presence, production or performance of proteins. As such, pharmaceutical and biotechnology companies often seek to develop drugs that will bind to a targeted protein involved in disease in order to regulate, inhibit or stimulate its biological activity. Other proteins, known as therapeutic proteins, have direct biological activity and may be capable of treating disease. Insulin and human growth hormone are examples of therapeutic proteins. Understanding the role genes play in disease, and the protein targets or therapeutic proteins which they encode, has thus become a significant area of interest and research within the pharmaceutical and biotechnology industries.

Sequencing

     One frequently employed method for determining gene function involves the grouping of genes into "related" families based on similarities in DNA sequence. DNA sequencing is a process that identifies the order in which the bases in DNA are arranged in a particular section of DNA, or DNA fragment. Once a gene's sequence is known, its function may be inferred by comparing its sequence with the sequences of other human genes of known function, as genes with similar, or homologous sequences may have related functions. Comparing gene sequences across species has also become a useful tool for understanding gene function, as frequently it is easier to assess gene function in lower organisms than it is in humans.

Gene  Expression

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

Microarray  Technology

     Microarray technology can be used to analyze the expression patterns or sequence variations in a large number of genes simultaneously. A microarray consists of DNA fragments attached to a surface, usually a glass, plastic or silicon slide, in a grid-like formation. The DNA fragments serve as probes to detect the presence of specific populations of mRNA within normal and diseased cells. The DNA fragments on the microarray will detect specific mRNA populations by pairing with the complementary cDNA that has been prepared from mRNA samples from normal and diseased cells. Microarray technology allows the fabrication of very small grids containing probes for thousands of different genes. Microarrays can be used in drug discovery and development, to evaluate the behavior of a large number of related genes in a diseased tissue or in response to treatment with a new drug or in diagnostic testing to quickly detect the presence of a large number of disease markers.

Bioinformatics

     Due to improvements in sequencing technology, genomic information from both public and private sources is increasing at a dramatic rate. As a result, bioinformatics, or the use of computers and sophisticated algorithms to store, analyze and interpret large volumes of biological data, is essential in order to capture value from this growing pool of data. To date, the main focus of bioinformatic and genomic tools has been drug discovery. The Company believes these tools, as well as tools under development, will also assist researchers with the preclinical and clinical development process. For example, with the help of new technology and bioinformatic analyses scientists may be able to correlate genetic and physiologic response in preclinical animal models, examine gene expression profiles in drug-treated animals to assess the pharmacological activity and toxicity of new drugs, and stratify clinical trial patients according to their gene expression profiles.

Single  Nucleotide  Polymorphism  ("SNP")  Discovery

     Due to genetic variation, individuals may respond differently to treatment with the same drug. Few, if any, FDA-approved drugs are capable of successfully treating every individual with a targeted disease. The differences in patients' drug responses are believed to result in part from differences in the sequence of nucleotides within genes. The most common form of sequence variation is known as a single nucleotide polymorphism or "SNP." A SNP is defined as a single base difference within the same DNA region between two individuals. Some SNPs are "silent" and not associated with a disease or a patient's ability to respond to a particular therapy, and some SNPs occur at a frequency that is too low to justify large-scale patient screening. Thus, researchers need to do more than identify SNPs; they must identify the most frequently occurring SNPs and identify those which correlate with a patient's disease prognosis or ability to respond to a drug. Through its acquisition of Hexagen Limited ("Hexagen") in September 1998, the Company is developing fSSCP technology, a high-throughput SNP discovery technology. fSSCP is particularly useful for identifying SNPs in genes not expressed or more rarely expressed. This gel-based system detects SNPs in multiple samples simultaneously by observing changes in the tertiary structure of single stranded DNA fragments due to base pair changes. Incyte is contributing technologies in the areas of electrophoresis, fluorescence chemistries, sequencing and bioinformatics in order to continue to develop and improve the accuracy and efficiency of this technology.

Gene  Mapping

     Mapping refers to the determination of the physical location of a gene in the genome and the relative position of that gene to other genes along a chromosome. Physiological processes and associated diseases can be extremely complex and involve many genes. A gene can activate one or more different genes forming a cascade of genetically controlled events or a "pathway." When the genes involved in such a pathway are located within neighboring regions of DNA, mapping can allow the location of one member of the pathway to be used to identify the other members. In addition, genetically inherited diseases that have been passed from generation to generation may be associated with visible chromosome alterations, such as deletions of large segments of the chromosome or insertions within the chromosome. These physical chromosome abnormalities allow researchers to identify the DNA regions and genes that have a critical role in causing the disease.

PRODUCTS  AND  SERVICES

     The Company's current products and services include an integrated platform of genomic databases, data management software tools, microarray-based gene expression services, and related reagents.

     GENOMIC DATABASES. The Company provides its database collaborators with non-exclusive database access. Database collaborators receive periodic data updates, typically monthly, as well as software upgrades and additional search and analysis tools when they become available. The fees and the period of access are negotiated with each company, with the initial term typically lasting for a period of three years. Fees generally consist of database access fees, non-exclusive or exclusive license fees and option fees corresponding to patent rights on proprietary sequences. The Company may also receive future milestone and royalty payments from database collaborators from the sale of their products derived from the Company's technology and database information. Researchers can browse not only Company-generated data, but also public domain information provided through HTML links to the World Wide Web. The Company currently offers the following database modules:

- LifeSeq Database. The LifeSeq human gene sequence and expression database consists of a proprietary sequence database module linked to a proprietary gene expression database module. Researchers can easily move from one module to another through HTML-based graphical interfaces. The sequence database contains the Company's computer-edited gene sequence files and is used by researchers to identify related or homologous genes. For example, a scientist may wish to identify new genes homologous to a gene identified through their own research and believed to be linked to a disease. The expression database contains biological information about each sequence in the Company's sequence database, including tissue source, homologies, and annotations regarding characteristics of the gene sequence. Most importantly, the expression database contains a gene expression profile for every tissue in the database combined with proprietary bioinformatics software to allow collaborators to browse data and compare differences in gene expression across cells, tissues, and different disease states. Thus, the expression database can be used to assist researchers in correlating the presence of specific genes to discrete biological events in normal and disease-state cells. The Company continually adds additional sequences and expression data from normal and diseased tissues to the LifeSeq database.

- LifeSeq FL Database. This database contains the full-length gene sequences for DNA fragments of medically interesting genes found in the LifeSeq human gene sequence and expression database. The Company's scientists and the collaborators select genes for inclusion in this database based on a number of factors, including their sequence homologies to known therapeutically important gene families, unusual tissue or disease-related expression patterns and chromosomal location. A variety of methods, including a proprietary, high-throughput cloning technology and algorithms to identify secreted proteins, are used to identify medically interesting genes and obtain the full-length sequence.

- LifeSeq AtlasTM Database. The LifeSeq Atlas database contains the chromosomal locations for genes and gene fragments identified in the Company's LifeSeq human gene sequence and expression database that the Company believes may be of utility to its database collaborators. In particular, this database may be useful for companies engaged in positional cloning, a technique used to identify genes believed to be responsible for genetic disorders, which relies heavily on comparative analysis of the chromosomes of members of families afflicted by a disease.

- LifeSeq Gold Database. The LifeSeq Gold database combines the Company's LifeSeq, LifeSeq FL, and GeneAlbum into one enhanced database. LifeSeq Gold uses a novel method to assemble cDNA sequence fragments (ESTs) into genes, providing increased sensitivity for distinguishing between closely related sequences, including splice variants.

- PathoSeqTM Database. The PathoSeq database currently contains proprietary and public domain genomic data for over three dozen medically relevant bacterial and fungal microorganisms. With drug-resistant strains of bacteria and other microorganisms posing an increasing threat to world health, pharmaceutical and biotechnology companies are searching for genes unique to these pathogens that will aid in the development of new drugs to treat infectious disease. PathoSeq's software and bioinformatic tools edit all sequence data to remove artifacts and contamination, assemble all sequences, display the relative position of the DNA coding regions, and identify genes either common among multiple microorganisms or unique to one microbial genome. The Company believes PathoSeq can help researchers understand the biology of microorganisms, study the mechanisms of drug resistance, identify genes that may make effective drug targets, and, ultimately, develop new therapeutics to treat and prevent infectious disease.

- ZooSeqTM Database. The ZooSeq database was developed to aid pharmaceutical and biotechnology companies in designing and evaluating preclinical drug studies in animals, a crucial step in the drug development process. ZooSeq contains genomic information from animals commonly used in preclinical drug pharmacology and toxicology studies. The database currently contains gene sequence and expression data for the rat, mouse, and monkey, animals most commonly used in preclinical drug toxicology and efficacy studies. ZooSeq is designed to allow scientists to compare gene sequence, expression patterns and function across species. By correlating a drug's effects on an animal with the animal's genetic makeup, and then cross-referencing these data with the Company's human LifeSeq database, a researcher may better predict the drug's efficacy and side effects before moving to human clinical trials.

- Public Domain Databases. The LifeSeq PD and PathoSeqTM PD databases use the same database architecture as the LifeSeq and PathoSeq databases, but they contain cDNA sequence data obtained solely from public-domain sources and do not include the Company's proprietary sequences.

     SATELLITE DATABASE SERVICES AND CONTRACT SEQUENCING. To construct satellite databases, the Company generates sequence data and gene expression profiles using genetic material from tissues or cells selected by the database subscribers. These databases are provided exclusively for a negotiated time period in a format compatible with the Company's non-exclusive database modules. These tissues and cells can be provided by the database subscribers from their own tissue banks, internal research programs or from other sources. In addition, in 1998 the Company began to offer high volume contract sequencing services to pharmaceutical, biotechnology, agricultural and academic researchers.

     SOFTWARE. The Company has developed an enterprise-wide genomic information management system capable of updating, reprocessing and integrating genetic data from multiple sources and from different organisms. This system integrates the Company's proprietary, subscriber-specific and public domain data, and is capable of comparing information from humans, animals, microbes, fungi and plants. The system incorporates the architecture necessary to integrate the Company's software tools with three-dimensional visualization tools, data mining programs and project management capabilities, and is capable of being integrated with additional technologies developed to more efficiently manage and analyze genomic data.

     LifeTools, a suite of specialized bioinformatic software programs, consists of high-throughput sequence analysis and data management tools for handling complex genomic information from multiple sources. LifeTools blocks, reads and edits raw sequence data, including data imported from public databases, and annotates and clusters sequence fragments based on sequence similarity. LifeTools SeqServer is a fast, scalable database search engine with intranet-based graphical tools for interactive queries and analyses. LifeTools Relational, a relational database management system, stores and distributes sequence cluster, homology, tissue expression information and biological data. The Company's database management architecture is based on open system standards, providing interconnectivity between disparate systems and applications, and enterprise-wide access to data and functions.

     LifeArray software manages and analyzes data resulting from microarray hybridization experiments. It includes a searchable database which can be loaded with microarray experimental results from a variety of microarray platforms. LifeArray provides an integrated data warehouse and analysis environment which allows the customer to bring data from multiple microarray platforms into one integrated environment. LifeArray enables the user to visualize differential expression between biological samples and tracks all details of microarrays, genes, biological samples, donor information, and experimental results in one integrated environment Java-based interface. It is an enterprise-wide system that can support as many simultaneous users as required, and grow to suit changing microarray management needs. The Company intends to continue to develop new bioinformatic software programs internally, as well as with third party software developers and development groups.

     MICROARRAY-BASED SERVICES. The Company offers microarray-based gene expression services to the pharmaceutical, biotechnology and agricultural industries. These services can be used to simultaneously evaluate the gene expression profile of a large number of genes. The Company's GEMTM microarray contains probes for up to 10,000 genes. Microarray applications include identifying the genes involved in a complex disease pathway, examining a drug-treated tissue to understand how the drug affected the expression of important genes, and studying several new drug candidates to determine if one has a more favorable effect on gene expression than the others. Experiments can use either prefabricated arrays or custom arrays. Prefabricated arrays contain either public domain genes or genes chosen from the Company's databases. The Company currently offers over a dozen prefabricated microarrays including an array containing the genes found in a microbial pathogen Staphlycoccus aureus, an array containing the genes found in the rat liver and kidney, and a series of arrays that contain Incyte proprietary genes. Custom arrays contain genes provided by the customer or chosen by the customer from the Company's proprietary databases.

     DNA CLONE AND OTHER SERVICES. The Company offers a variety of DNA clone and other services designed to assist its collaborators in using information from its databases in internal lab-based experiments. The DNA fragments from which the information in the Company's databases is derived represent valuable resources for researchers, enabling them to perform bench-style experiments to supplement the information obtained from searching the Company's databases. The Company retains a copy of all isolated clones corresponding to the sequences in the database. The Company's collaborators may request from the Company's clones corresponding to a sequence of interest on a one-by-one basis or through LifeSeq GeneAlbumTM, a subscription-based service that provides database collaborators with large numbers of sequence verified DNA clones. In addition, the Company produces a broad line of genomic research products, such as DNA clones and insert libraries, and offers technical support services, including high-throughput DNA screening, custom robotic services, contract DNA preparation, and fluorescent in-situ hybridization, to assist researchers in the identification and isolation of novel genes.

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

     TISSUE ACCESS. The Company obtains tissue samples representing most major organs in the human body from various academic and commercial sources. Where possible, the Company obtains information as to the medical history and pathology of the tissue. The genetic material is isolated from the tissue and prepared for analysis. The results of this analysis as well as the corresponding pathology and medical history information are incorporated into the databases.

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

     BIOINFORMATICS. Sequence information generated from the Company's high-throughput sequencing operations is uploaded to a network of servers. The Company's proprietary bioinformatic software then assembles and edits the sequence information. The sequence of each cDNA is compared via automated, computerized algorithms to the sequences of known genes in the Company's databases and public domain databases to identify whether the cDNA codes for a known protein or is homologous to a known gene. Each sequence is annotated as to its cell or tissue source, its relative abundance and whether it is homologous to a known gene with known function. The bioinformatics staff monitors this computerized analysis and may perform additional analyses on sequence information. The finished data are then added to the Company's proprietary sequence databases.

COLLABORATORS

      The Company had database collaboration agreements with twenty-two companies as of December 31, 1998. Each collaborator has agreed to pay, during a typical term of three years, annual fees to receive non-exclusive access to one or more of the Company's databases. For the years ended December 31, 1998 and 1997, the Company recognized revenue from twenty-two and eighteen of these companies, respectively, one of which contributed 12% of total revenues in 1998. No customer contributed 10% or more of total revenues in 1997. In 1996, the Company recognized revenue from ten of these companies, three of which each contributed in excess of 10% of total revenues. As of December 31, 1998, the Company had database agreements with:


Abbott Laboratories           Monsanto Company
ARIAD Pharmaceuticals, Inc.   Novartis AG
BASF AG                       Novo Nordisk A/S
Bayer Corporation             NV Organon
Bristol-Myers Squibb Company  Pfizer Inc
Eli Lilly and Company         Pharmacia & Upjohn, Inc.
F. Hoffmann-La Roche Ltd.     Rhone-Poulenc S.A.
Genentech, Inc.               Schering AG
Glaxo Wellcome plc            Schering-Plough, Ltd.
Hoechst AG                    SmithKline Beecham
Johnson & Johnson             Zeneca Ltd.


     Certain of the Company's database agreements contain minimum annual update requirements which if not met could result in the Company's breach of the respective agreement. There can be no assurance that any of the Company's database collaboration agreements will be renewed upon expiration or will not be terminated earlier in accordance with their terms. The loss of revenues from any individual database agreement, if terminated or not renewed, could have an adverse impact on the Company's results of operations, although it is not anticipated to have a material adverse impact on the Company's business or financial condition. See Note 8 of Notes to the Consolidated Financial Statements.

DEVELOPMENT  PROGRAMS

     Since its inception, The Company has made substantial investments in research and technology development. During the years ended December 31, 1998, 1997, and 1996, the Company spent approximately $97.2 million, $72.5 million, and $41.3 million, respectively, on research and development activities. This investment in research and development includes an active program to enter into relationships with other technology-driven companies and, when appropriate, acquire licenses to technologies for evaluation or use in the production and analysis process. Not all of these technologies or relationships survive the evaluation process. The Company has entered into a number of research and development relationships with companies and research institutions.

     In January 1998, the Company announced a relationship with Oxford GlycoSciences plc ("OGS"), to investigate the use of proteomics, the large-scale, high-throughput analysis of protein expression, in the development of new information-based products. As part of the relationship, the Company made an equity investment in OGS. The Company and OGS entered into a collaborative agreement under which the two parties are developing data, software and related services, focusing on protein expression and sequence information from a variety of human tissues. As part of the collaborative agreement, the Company has agreed to reimburse OGS for up to $5.0 million in 1999 if revenues are not sufficient to offset OGS' expenses for services rendered.

     In August 1998, the Company initiated a series of programs in human genome sequencing, accelerated human genome mapping and SNP discovery. The information resulting from these efforts will be used to supplement existing databases and to generate new databases and services. The Company is initiating SNP programs focused on specific candidate genes, gene families, disease pathways, therapeutic areas or drug targets that could be useful to individual pharmaceutical partners. These programs may include the identification of genes associated with a particular disease and an in depth study of the population frequency and disease correlation of SNPs within a selected DNA region. The SNP discovery efforts were assisted by the acquisition of Hexagen in September 1998.

     The Company is developing various platforms that can be used for the high throughput screening of patient samples in order to correlate SNPs with patients' responses to drugs. This includes further development of existing microarray platforms to enable the cost effective detection of SNPs. These platforms may be used to offer genotyping and patient profiling services to pharmaceutical companies to help identify statistically significant and medically relevant associations between SNPs in specific genes and drug response or disease susceptibility. The Company expects that this service will be used to assist in the evaluation of new drugs in clinical trials and to assess clinical trial design.

DIADEXUS  JOINT  VENTURE

     In September 1997, the Company established a 50-50 joint venture company, diaDexus, LLC ("diaDexus"), with SmithKline Beecham Corporation ("SB"). diaDexus is applying genomic and bioinformatic technologies to the discovery and commercialization of novel molecular diagnostic products. The Company has provided diaDexus with non-exclusive access to its human and microbial databases (LifeSeq, LifeSeq FL, LifeSeq Atlas, LifeSeq GeneAlbum, and PathoSeq) for diagnostic applications. diaDexus has exclusive rights to develop diagnostic tests based on novel molecular targets and genetic alterations identified as part of SB's drug discovery efforts. SB and the Company have also each assigned various additional technologies and intellectual property rights in the diagnostic field and contributed a combined total of $25 million in funding to diaDexus.

     diaDexus is focusing initially on the generation of unique diagnostic markers for so-called 'homebrew' tests - scientifically validated tests which are awaiting formal regulatory approval - for reference laboratory testing and for license to diagnostic kit manufacturers. Ultimately, diaDexus may develop its own capacity to manufacture kits for sale to clinical testing laboratories. The initial product range will focus on tests for disease detection. New tests for improved diagnosis, staging and patient stratification in infectious disease and oncology will be accorded particular emphasis.

PATENTS  AND  PROPRIETARY  TECHNOLOGY

     The Company's database business and competitive position are in part dependent upon the Company's ability to protect its proprietary database information and software technology. The Company relies on patent, trade secret and copyright law, as well as nondisclosure and other contractual arrangements to protect its proprietary information.

    The Company's ability to license proprietary genes and SNPs may be dependent upon the Company's ability to obtain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. Other pharmaceutical, biotechnology and biopharmaceutical companies, as well as academic and other institutions have filed applications for, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. Patent applications filed by competitors may claim some of the same gene sequences or partial gene sequences as those claimed in patent applications filed by the Company. The Company is aware that some entities have made or have announced their intention to make gene sequences publicly available, which may adversely affect the ability of the Company and others to obtain patents on such genes. There can be no assurance that such publication of sequence information will not adversely affect the Company's ability to obtain patent protection for sequences that have been made publicly available.

     The Company's current policy is to file patent applications on what it believes to be novel full-length and partial gene sequences obtained through the Company's high-throughput computer-aided gene sequencing efforts. The Company has filed U.S. patent applications in which the Company has claimed certain partial gene sequences and has filed patent applications in the U.S. and applications under the Patent Cooperation Treaty ("PCT"), designating countries in Europe as well as Canada and Japan claiming full-length gene sequences associated with cells and tissues that are the subject of the Company's high-throughput gene sequencing program. To date, the Company holds a number of issued U.S. patents with respect to full-length gene sequences and one issued U.S. patent claiming multiple partial gene sequences. Currently, the Company has no registered copyrights for the Company's database-related software.

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

     The Company also plans to seek patent protection for patentable SNPs identified with its LifeSeq database, through its human genome sequencing program, and through the use of the Company's fSSCP discovery technology. These patents will claim rights to SNPs for diagnostic and genotyping purposes. As information relating to particular SNPs is developed, the Company plans to seek additional rights in those SNPs that are associated with specific diseases, functions or drug responses. The scope of patent protection for gene sequences, including SNPs, is highly uncertain, involves complex legal and factual questions and has recently been the subject of much controversy. No clear policy has emerged with respect to the breadth of claims allowable for SNPs. There is significant uncertainty as to what, if any, claims will be allowed on SNPs discovered through high throughput discovery programs.

     As the biotechnology industry expands, more patents are issued and other companies engage in the business of discovering genes and other genomic-related businesses, the risk increases that the Company's potential products, and the processes used to develop these products, may be subject to claims that they infringe the patents of others. Further, the Company is aware of several issued patents in the field of microarray or gridding technology, which can be utilized in the generation of gene expression information. Certain of these patents are the subject of litigation. Therefore, the Company's operations may require it to obtain licenses under any such patents or proprietary rights, and these licenses may not be made available on terms acceptable to the Company. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. The Company believes that some of the Company's patent applications cover genes which may also be claimed in patent applications filed by other parties. Interference proceedings may be necessary to establish which party was the first to invent a particular sequence for the purpose of patent protection. Two such interferences involving the Company patent applications covering full length genes have been declared. Such litigation or interference proceedings, regardless of the outcome, could result in substantial costs to, and diversion of effort by the Company, and may have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that such proceedings or litigation would be resolved in the Company's favor.

     In January and September 1998, Affymetrix, Inc. ("Affymetrix") filed lawsuits in the United States District Court for the District of Delaware alleging infringement of three U.S. patents by both Synteni and Incyte. Incyte believes that it and Synteni have meritorious defenses and intend to defend these suits vigorously. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Results - We Are Involved In Patent Litigation."

COMPETITION

     There is a finite number of genes in the human genome, and competitors may seek to identify, sequence and determine in the shortest time possible the biological function of a large number of genes in order to obtain a proprietary position with respect to the largest number of new genes discovered. A number of companies, institutions, and government-financed entities are engaged in gene sequencing, gene discovery, gene expression analysis, positional cloning and other genomic service businesses. Many of these companies, institutions and entities have greater financial and human resources than the Company. In addition, the Company is aware that other companies have developed databases containing gene sequence, gene expression, genetic variation or other genomic information and are marketing, or have announced their intention to market, their data to pharmaceutical companies. The Company expects that additional competitors may attempt to establish databases containing this information in the future.

     In addition, competitors may discover and establish patent positions with respect to the gene sequences and polymorphisms in the Company's databases. Further, certain entities engaged in or with stated intentions to engage in gene sequencing have made or have stated their intention to make the results of their sequencing efforts publicly available. These patent positions, or the public availability of gene sequences comprising substantial portions of the human genome or on microbial or plant genes, could decrease the potential value of the Company's databases to the Company's subscribers and adversely affect the Company's ability to realize royalties or other revenue from commercialization of products based upon such genetic information.

     The gene sequencing machines that are utilized in the Company's high-throughput computer-aided gene sequencing operations are commercially available and are currently being utilized by several competitors. Moreover, some of the Company's competitors or potential competitors are in the process of developing, and may successfully develop, proprietary sequencing technologies that may be more advanced than the technology used by the Company. In addition, the Company is aware that a number of companies are pursuing alternative methods for generating gene expression information, including some that have developed and are developing microarray technologies. At least one other company currently offers microarray-based services that might be competitive with those offered by the Company. These advanced sequencing or gene expression technologies, if developed, may not be commercially available for purchase or license by the Company on reasonable terms, if at all.

     A number of companies have announced their intent to develop and market software to assist pharmaceutical companies and academic researchers in the management and analysis of their own genomic data, as well as the analysis of sequence data available in the public domain. Some of these entities have access to significantly greater resources than the Company, and their products may achieve greater market acceptance than the products offered by the Company.

     The SNP discovery platform used by the Company represents a modification of a process that is in the public domain. Other companies could make similar or superior improvements in this process.

     The Company believes that the features and ease of use of its database software, its experience in high-throughput gene sequencing, the cumulative size of its database, the quality of the data, including the annotations in its database, and its experience with bioinformatics and database software are important aspects of the Company's competitive position.

     The genomics industry is characterized by extensive research efforts and rapid technological progress. New developments are expected to continue and there can be no assurance that discoveries by others will not render the Company's services and potential products noncompetitive. In addition,
Significant levels of research in biotechnology and medicine occur in universities and other non-profit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. These entities also compete with the Company in recruiting talented scientists. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Results
- We Experience Intense Competition and  Rapid  Technological  Change."

GOVERNMENT  REGULATION

     Regulation  by  governmental  authorities  in  the  United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by a licensee of the Company or by the Company. At the present time, the Company does not intend to develop any pharmaceutical products itself. The Company's agreements with its database subscribers provide for the payment to the Company of royalties on any pharmaceutical products developed by such subscribers derived from proprietary information obtained from the Company's genomic databases. Thus, the receipt and timing of regulatory approvals for the marketing of such products may have a significant effect in the future on the Company's revenues. Pharmaceutical products developed by licensees will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the United States Food and Drug Administration in the United States and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products, including the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations require the expenditure of substantial resources over a significant period of time, and there can be no assurance that any approvals will be granted on a timely basis, if at all. Any such delay in obtaining or failure to obtain such approvals could adversely affect the Company's ability to earn milestone payments, royalties or other license-based fees. Additional governmental regulations that might arise from future legislation or administrative action cannot be predicted, and such regulations could delay or otherwise affect adversely regulatory approval of potential pharmaceutical products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Results
- Our Revenues Are Derived Primarily from the Pharmaceutical and Biotechnology Industries."

HUMAN  RESOURCES.

     As of December 31, 1998, the Company had 867 full-time equivalent employees (140 of whom were contract or part-time employees), including 281 in sequencing, microarray and reagent production, 238 in bioinformatics, 219 in research and technology development, and 129 in marketing, sales and administrative positions. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good. The Company's future success will depend in part on the continued service of its key scientific, software, bioinformatics and management personnel and its ability to identify, hire and retain additional personnel, including personnel in the customer service, marketing and sales areas. There is intense competition for qualified personnel in the areas of the Company's activities, especially with respect to experienced bioinformatics and software personnel, and there can be no assurance that the Company will be able to continue to attract and retain such personnel necessary for the development of the Company's business. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Results - We May Have Difficulty Managing Our Growth" and "- We Depend on Key Employees in a Competitive Market for Skilled Personnel."

ITEM  2.    PROPERTIES

     Incyte's headquarters are in Palo Alto, California, where its main research laboratories, sequencing facility, bioinformatics and administrative facilities are located. Incyte also operates facilities in Fremont, California; St. Louis, Missouri; and Cambridge, England. As of December 31, 1998, Incyte had multiple sublease and lease agreements covering approximately 295,000 square feet that expire on various dates ranging from March 1999 to March 2007. In July 1997, the Company entered into a multi-year lease with respect to a 95,000 square foot building being constructed adjacent to the Company's Palo Alto headquarters. The Company believes that its current facilities are adequate to support its current and anticipated near-term operations.

ITEM  3.    LEGAL  PROCEEDINGS

     In January 1998, Affymetrix, Inc. filed a lawsuit in the United States District Court for the District of Delaware alleging infringement of U.S. patent number 5,445,934 (the "'934 Patent") by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorney's fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni.

     In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware alleging infringement of the U.S. patent number 5,800,992 (the "'992 Patent") and U.S. patent number 5,744,305 (the "'305 Patent") by both Synteni and Incyte. The complaint alleges that the '305 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte, that the '992 Patent has been infringed by the use of Synteni's and Incyte's GEMTM microarray technology to conduct gene expression monitoring using two-color labeling, and that such infringement was willful.
Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '305 and '992 Patents and, in addition, Affymetrix seeks a preliminary injunction enjoining Incyte and Synteni from using Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling as described in the '992 patent. In November 1998, Incyte's motion to transfer the suits to the United States District Court for the Northern District of California was granted. A hearing on Affymetrix's request for a preliminary injunction is scheduled for April 30, 1999. No date has been set regarding the trial of any of Affymetrix's other allegations.

     In January 1999, the United States Patent and Trademark Office notified Incyte of the patentability of claims directed to two-color hybridization licensed exclusively to Incyte. The USPTO examiner has agreed with Incyte that certain claims overlap with those of '992 assigned to Affymetrix. Therefore, the USPTO has recommended that the Board of Patent Appeals and Interferences declare an interference between Incyte's two-color hybridization claims and the corresponding claims in the '992 patent.

     Incyte and Synteni believe they have meritorious defenses and intend to defend the suits vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of these suits. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from these suits due to uncertainty regarding the ultimate outcome. Regardless of the outcome, this litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this suit or the outcome thereof would be made available on commercially acceptable terms, if at all.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable.

     PART  II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

     The Company's common stock, par value $.001 ("Common Stock"), is traded on the Nasdaq National Market ("Nasdaq") under the symbol "INCY." The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on Nasdaq as reported in its consolidated transaction reporting system.


1997                     HIGH       LOW
      First Quarter     37 1/4     24 1/16
      Second Quarter    35 7/8     20 3/4
      Third Quarter     42 1/4     29 13/16
      Fourth Quarter    45 1/4     31 1/2

1998
      First Quarter     50 3/8     36
      Second Quarter    47 1/4     31 1/2
      Third Quarter     42         18 1/2
      Fourth Quarter    39 1/8     20 15/16



     The above high and low sales prices for the Common Stock have been adjusted to reflect the November 1997 two-for-one stock split effected in the form of a stock dividend.

     As of December 31, 1998, the Common Stock was held by 393 stockholders of record. The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

     The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.


                                                          YEAR ENDED
                                                          DECEMBER 31,
STATEMENT OF OPERATIONS DATA 1,             1998    1997     1996      1995       1994
                                          -------  -------  -------  --------  ---------
(in thousands, except per share data)

Revenues                                 $134,811  $89,996  $41,895   $ 12,299  $  1,512
Costs and expenses:
 Research and development                  97,192   72,452   41,337     19,272    11,169
 Selling, general and administrative       25,438   13,928    6,957      3,952     2,328
 Charge for purchase of  in-process
             research and development      10,978        -    3,165          -         -
      Acquisition-related charges           1,171        -        -          -         -
                                         ---------  -------  --------  --------  -------
     Total costs and expenses             134,779   86,380   51,459     23,224    13,497

Income (loss) from operations                  32    3,616   (9,564)   (10,925)  (11,985)
Interest and other income, net and
      Losses from joint venture             5,792    3,840    2,288        988       510
                                         ---------  -------  --------  --------  --------
Income (loss) before income taxes           5,824    7,456   (7,276)    (9,937)  (11,475)
Provision for income taxes                  2,352      548        -          -          -
                                         ---------  -------  --------  --------  --------
Net income (loss)                        $  3,472  $ 6,908  $(7,276)  $ (9,937) $(11,475)
                                         =========  =======  ========  ======== =========


Basic net income (loss) per share        $  0.13  $  0.28  $ (0.32)  $  (0.53)  $  (0.82)
                                         ========  =======  ========  ========  =========
Number of shares used in computation
  of basic net income (loss) per share     26,921   24,300   22,398     18,819     14,060
                                         ========  =======  ========  ========  =========

Diluted net income (loss) per share      $  0.12  $  0.26  $ (0.32)  $  (0.53)  $  (0.82)
                                         ========  =======  ========  ========  =========
Number of shares used in computation
  of diluted net income (loss) per share   28,899   26,498   22,398     18,819     14,060
                                         ========  =======  ========  ========  =========





                                                          DECEMBER 31,
BALANCE SHEET DATA 1                       1998     1997      1996       1995      1994
                                       --------- --------- ---------  --------  --------
(in thousands)
Cash, cash equivalents, and securities
 available -for-sale                    $111,233  $113,095  $ 40,238  $ 41,218   $25,257
Working capital                           81,437    90,700    21,351    39,015    20,866
Total assets                             230,290   199,089    69,173    58,892    29,350
Noncurrent portion of capital lease
 obligations and notes payable               796       801        37       147       148
Accumulated deficit                      (28,401)  (30,129)  (37,037)  (29,761)  (19,824)
Stockholders' equity                     179,567   145,702    44,834    47,606    24,344



1 Financial data for the years ended December 31, 1994, 1995, and 1996, have been restated to reflect the combined results and financial position of the Company and Genome Systems, Inc. All periods through December 31, 1997 have been restated to reflect combined results and financial position of the Company and Synteni, Inc. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected
Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

     When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to expected net loss, expected expenditure levels, expected cash flows, the adequacy of capital resources, growth in operations and Year 2000 related actions, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the biotechnology, pharmaceutical, and agricultural industries; risks relating to the development of new products and their use by potential collaborators of the Company; the impact of technological advances and competition; the ability of the Company to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; the ability to successfully integrate the operations of recent business combinations; the cost of accessing technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene sequences and other genetic information; developments in and expenses relating to litigation; the results and viability of joint ventures and businesses in which the Company has purchased equity; uncertainties associated with the Company's ability to raise capital through the sale of private or public equity or otherwise; the ability of the Company to implement in a timely manner the programs and actions related to the Year 2000 issue; and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

     Incyte Pharmaceuticals, Inc. ("Incyte" and, together with its wholly owned subsidiaries, the "Company") designs, develops and markets genomic information-based tools including database products, genomic data management software tools, microarray-based gene expression services and genomic reagents and related services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based tools used by pharmaceutical and biotechnology companies in drug discovery and development.

     Revenues recognized by the Company consist primarily of non-exclusive database access fees related to database agreements. Revenues also include the sales of genomic screening products and services, fees for microarray-based gene expression services, fees for contract sequencing services, and sales of genomic data management software tools. The Company's database agreements provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database subscriber will ever generate products from information contained within the databases and thus that the Company will ever receive milestone payments or royalties. The Company's ability to maintain and increase revenues will be dependent upon its ability to obtain additional database subscribers, retain existing subscribers, and to expand its customer base for microarray services. The loss of revenues from any individual database agreement, if terminated or not renewed, could have an adverse impact on the Company's results of operations, although it is not anticipated to have a material adverse impact on the Company's business or financial conditions.

     The Company intends to invest approximately $45 million in its genomic sequencing, mapping and SNP discovery programs in 1999, and as a result the Company expects to report a net loss for 1999 of approximately $20 million. The genomic sequencing and mapping programs are expected to be completed in 2000, with the Company projecting a return to profitability in the second half of 2000. If the costs of these programs are greater than anticipated, or if these programs take longer to complete, the Company may not return to profitability in 2000.

     In September 1998, the Company completed the acquisition of Hexagen Limited ("Hexagen"), a privately held SNP discovery company based in Cambridge, England. The Company issued 976,130 shares of its common stock and $5.0 million in cash in exchange for all of Hexagen's outstanding capital stock. In addition, the Company assumed Hexagen's stock options, which if fully vested and exercised, would amount to 125,909 shares of its common stock. The intrinsic value of the stock options was included in the purchase price of Hexagen. The transaction was accounted for as a purchase with a portion of the purchase price, estimated to be approximately $11.0 million, expensed in the third quarter of 1998 as a charge for the purchase of in-process research and development. The remainder of the purchase price, approximately $17.6 million, was allocated to goodwill ($16.3 million), developed technology ($0.7 million), and Hexagen's assembled work force ($0.6 million), which are being amortized over 8, 5 and 3 years, respectively. The Company will evaluate its intangible assets for impairment on a quarterly basis.

     The Company allocated Hexagen's purchase price based on the relative fair value of the net tangible and intangible assets acquired. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. Hexagen's in-process research and development program consisted of the development of its fSSCP technology for SNP discovery. At the date of the acquisition, Hexagen's research and development program was approximately 80% completed and total continuing research and development commitments to complete the projects were expected to be approximately $1.4 million. The projects were expected to be successfully completed by mid-2000. The value assigned to purchased in-process R&D was determined by estimating the costs to develop Hexagen's purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The rates utilized to discount the net cash flows to their present value were based on Hexagen's weighted average cost of capital. A discount rate of 24.0% was used for valuing the in-process research and development and is intended to be commensurate with Hexagen's corporate maturity and the uncertainties in the economic estimates described above. Additionally, this project will require maintenance expenditures when and if it reaches a state of technological and commercial feasibility. Management believes the Company has positioned itself to complete the research and development program. However, there is risk associated with the completion of the project, which includes the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. There is no assurance that the project will meet either technological or commercial success. Failure to complete the development of the fSSCP technology in its entirety, or in a timely manner, could have a material adverse impact on the Company's financial condition and results of operations.

     The estimates used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on the financial condition and results of operations of the Company.

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

     In September 1997, the Company formed a joint venture, diaDexus, LLC ("diaDexus"), with SmithKline Beecham Corporation ("SB") which will utilize genomic and bioinformatics technologies in the discovery and commercialization of molecular diagnostics. The Company and SB each hold a 50 percent equity interest in diaDexus. The investment is accounted for under the equity method, and the Company records its share of diaDexus' earnings and losses in its statement of operations.

     In August 1996, the Company acquired all the common stock of Combion, a microarray technology company, in a stock for stock exchange, issuing 146,342 shares of its common stock. The acquisition was accounted for as a purchase, with a purchase price of $3.2 million, including transaction fees, and approximately $3.2 million was expensed as a charge for the purchase of in-process research and development. Combion's in-process research and development program consisted of the development of its microarray technology. The Company allocated the purchase price to assets and liabilities based on the relative fair value of the net tangible and intangible assets. In performing this allocation, the Company considered, among other factors, the technology research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the time of acquisition, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks. In 1998, the Company continued to utilize the microarray technology purchased from Combion for internal research and development purposes.

     If the staff of the SEC chooses to review the Company's calculation of its charge for the purchase of in-process research and development for either the Hexagen or Combion acquisitions and the staff disagrees with the methodologies and/or assumptions used in the computation of such amounts, the Company may be required to adjust the portion of the purchase price allocated to in-process research and development.

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

     The Company has made and intends to continue to make strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to the businesses of the Company. As a result, the Company may record losses or expenses related to the Company's proportionate ownership interest in such long-term equity investments, record charges for the acquisition of in-process technologies, or record charges for the recognition of the impairment in the value of the securities underlying such investments.

     In September 1998, one company in which the Company held an equity investment, OncorMed, Inc., was acquired in a stock-for-stock merger by Gene Logic Inc. The investment in Gene Logic is accounted for under the cost method of accounting. In January 1998, the Company announced a relationship relating to the joint development of proteomics data and related software with Oxford GlycoSciences plc ("OGS"). As part of this relationship, the Company made a $5.0 million initial equity investment and a follow-on investment in April 1998 of approximately $0.8 million as part of the OGS initial public offering of its ordinary shares. As part of the collaborative agreement, the Company has agreed to reimburse OGS for up to $5.0 million in 1999 if revenues are not sufficient to offset OGS' expenses for services rendered. The market prices of the securities of the companies in which the Company invests are highly volatile and therefore subject to declines in market value. The Company will continue to evaluate its long-term equity investments for impairment on a quarterly basis.

     In an effort to broaden its business, the Company is investing in a number of new areas, including microarray services, molecular diagnostics, genome sequencing, SNP discovery and proteomics. Given that many of these address new markets, or involve untested technologies, it is not known if any of them will generate revenues or if the revenues will be sufficient to provide an adequate return on the investment. Depending on the investment required and the timing of such investments, expenses or losses related to these investments could adversely affect operating results.

     The Company has incurred and is likely to continue to incur substantial expenses in its defense of the lawsuits filed in January and September 1998 by Affymetrix, Inc. ("Affymetrix") alleging patent infringement by Synteni and Incyte. Affymetrix seeks a preliminary injunction enjoining Incyte and Synteni from using certain microarray technology in a manner alleged to infringe an Affymetrix patent and a permanent injunction enjoining Incyte and Synteni from further infringement of certain Affymetrix patents. In addition, Affymetrix seeks damages, costs, attorneys' fees and interest. Affymetrix further requests that any such damages be trebled on its allegation of willful infringement by Incyte and Synteni. Incyte and Synteni believe they have meritorious defenses and intend to defend these suits vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of these suits. At this time, the Company cannot reasonably estimate the possible range of any loss related to these suits due to uncertainty regarding the ultimate outcome. Regardless of the outcome, this litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Any future litigation could result in similar expenses and diversion of efforts. Further, there can be no assurance that any license that may be required as a result of these suits or the outcome thereof would be made available on commercially acceptable terms, if at all.

RESULTS  OF  OPERATIONS

     The Company recorded net income for the years ended December 31, 1998 and 1997 of $3.5 million and $6.9 million, respectively, and a net loss of $7.3 million for the year ended December 31, 1996. On a per share basis, basic net income per share was $0.13 and $0.28 for the years ended December 31, 1998 and 1997 and basic net loss per share was $0.32 for the year ended December 31, 1996. Diluted net income per share was $0.12 and $0.26 for the years ended December 31, 1998 and 1997, respectively, and diluted net loss per share was $0.32 for the year ended December 31, 1996. Excluding acquisition related charges, the Company recorded net income of $15.5 million and basic and diluted net income per share of $0.58 and $0.54, respectively, for the year ended December 31, 1998. The net income per share in 1997 reflects the dilutive effect of approximately 2.7 million shares issued in an August 1997 follow-on public offering. The net loss per share in 1996 reflects the dilutive effect of approximately 0.6 million shares issued in 1996 in connection with the Company's business combinations with Genome Systems and Combion. The net income (loss) per share for all periods presented reflects the issuance of approximately 2.3 million shares in January 1998 in connection with the Company's business combination with Synteni. All share and per share data have been adjusted retroactively for a two-for-one stock split effected in the form of a stock dividend paid on November 7, 1997 to holders of record on October 17, 1997.

     Revenues. Revenues for the years ended December 31, 1998, 1997, and 1996 were $134.8 million, $90.0 million, and $41.9 million, respectively. Revenues resulted primarily from database access fees and, to a much lesser extent, from genomic screening products and services, microarray-based gene expression services, fees for contract sequencing, and genomic data management software tools and maintenance. The increase in revenues from year to year was predominantly driven by an increase in the number of database collaboration agreements, expanded database agreements with existing customers and increased revenues from microarray-related products and services.

     Expenses. Total costs and expenses for the years ended December 31, 1998, 1997, and 1996 were $134.8 million, $86.4 million, and $51.5 million, respectively. Total costs and expenses for the year ended December 31, 1998 included a one-time charge of $11.0 million for the purchase of in-process research and development relating to the acquisition of Hexagen, and acquisition related expenses of $1.2 million related to the combination with Synteni. Total costs and expenses for the year ended December 31, 1996 included a one-time charge of $3.2 million for the purchase of in-process research and development relating to the acquisition of Combion. Total costs and expenses are expected to increase in the foreseeable future due to the continued investment in new products and services.

     Research and development expenses for the years ended December 31, 1998, 1997, and 1996 were $97.2 million, $72.5 million, and $41.3 million, respectively. The increase in research and development expenses in 1998 over 1997 resulted primarily from an increase in bioinformatics and software develop-ment efforts and to a lesser extent microarray production capacity, genomic sequencing, genetic mapping, SNP discovery efforts and from costs related to technology development initiatives, costs related to intellectual property protection. The increase in research and development expenses in 1997 over 1996 resulted primarily from an increase in bioinformatics and software development efforts and to a lesser extent from increased gene sequence, micro-array,and reagent production; costs related to intellectual property protection; license and milestone payments under research and development alliances and increased microarray research and development. The Company expects research and development spending to increase over the next few years as the Company continues to pursue the development of new database products and services, expansion of existing database products as well as increases in sequencing, microarray and SNP discovery operations, and investments in new technologies.

     Selling, general and administrative expenses for the years ended December 31, 1998, 1997, and 1996 were $25.4 million, $13.9 million and $7.0 million, respectively. The increase in selling, general and administrative expenses in 1998 over 1997 resulted primarily from the growth in sales and marketing activities and to a lesser extent the expansion of the Company's United Kingdom operations and increased personnel to support the growing complexity of the Company's operations. The Company's 1998 operations were also impacted by legal expenses from the patent infringement lawsuits filed by Affymetrix of approximately $2.9 million. The increase in selling, general and administrative expenses in 1997 over 1996 resulted primarily from the continued growth in sales and marketing activities, the increase in expenses from the Company's Synteni microarray division, and increased personnel to support the growing complexity of the Company's operations. The Company expects that total selling, general and administrative expenses will continue to increase due to continued growth in marketing, sales and customer support; the expansion of the Company's United Kingdom operations; and legal expenses related to the Company's defense of the lawsuits filed by Affymetrix.

     Interest and Other Income, Net. Interest and other income, net for the years ended December 31, 1998, 1997, and 1996 were $7.3 million, $4.1 million, and $2.3 million, respectively. Interest and other income, net increased as a result of increased interest income from higher average combined cash, cash equivalent and marketable securities balances and an increase in realized gains on the sale of marketable securities.

     Losses from Joint Venture. Losses from joint venture were $1.5 million and $0.3 million for the years ended December 31, 1998 and 1997. The loss represents the Company's share of diaDexus' losses from operations. The loss in 1998 was net of $2.5 million of amortization of the excess of the Company's share of diaDexus' net assets over its basis. As diaDexus was formed in September 1997, no losses from joint venture were recognized prior to 1997. The Company expects that losses from joint venture will increase in 1999, as diaDexus' losses are expected to increase in 1999 and as the favorable impact of the amortization of the excess of the Company's share of diaDexus' net assets over its basis was fully recognized in the fourth quarter of 1998 and will not be recognized in 1999.

     Income Taxes. The estimated effective annual income tax rate for 1998 was 14.0%, excluding the charge for the purchase of in-process research and development, and for 1997 was 7.3%, which represents the provision of federal and state alternative minimum taxes after utilization of net operating loss carryforwards. The increase in the effective tax rate resulted primarily from the Company's expectation that it would fully utilize all federal net operating loss carryforwards available to benefit the income tax provision. No provision was recorded in 1996 as the Company incurred net operating losses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of December 31, 1998, the Company had $111.2 million in cash, cash equivalents and marketable securities, compared to $113.1 million, excluding restricted cash, as of December 31, 1997. The Company has classified all of its marketable securities as short-term, as the Company may not hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

     Net cash provided by operating activities was $36.2 million for the year ended December 31, 1998, compared to $18.0 million and $18.5 million for the years ended December 31, 1997 and 1996. The increase in net cash provided by operating activities in 1998 was primarily due to the increase in net income before non-cash charges and the decrease in accounts receivable, partially offset by the increase in prepaid and other assets and the decrease in deferred revenues. The decrease in net cash provided by operating activities in 1997 resulted primarily from increases in accounts receivable partially offset by the change from net loss to net income, increases in accrued and other liabilities and increases in deferred revenue due to the prepayment of database collaboration fees. Due to the significant investment in the Company's genomic sequencing, mapping and SNP discovery programs, the Company does not expect to generate positive cash flows from operations in 1999.

     The Company's investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long-term investments. Capital expenditures for the years ended December 31, 1998, 1997, and 1996 were $30.7 million, $27.2 million, and $20.5 million, respectively. Capital expenditures increased in 1998 and 1997 primarily due to investments in computer and laboratory equipment as well as leasehold improvements related to the expansion of the Company's facilities. Long-term investments in companies with which the Company has research and development agreements were $7.1 million for the year ended December 31, 1998 compared to $8.5 million and $0.3 million for the years ended December 31, 1997 and 1996, respectively. In 1998, the Company paid $4.0 million, net of cash received, in connection with the purchase of Hexagen and in 1997 transferred $6.0 million to restricted cash for disbursement to diaDexus in accordance with the diaDexus joint venture agreement. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, capital expenditures and maturity/sales and purchases of marketable securities.

     Net cash provided by financing activities was $4.0 million, $94.8 million, and $1.5 million for the years ended December 31, 1998, 1997, and 1996, respectively. Net cash provided by financing activities in 1997 was primarily due to proceeds from follow-on public stock offerings in August 1997, while net cash provided by financing activities in 1998 and 1996 was due to issuances of common stock upon exercise of stock options.

     The Company expects its cash requirements to increase significantly in 1999 as it: invests in its genomic sequencing, mapping and SNP discovery programs; invests in data-processing-related computer hardware in order to support its existing and new database products; continues to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; and addresses its needs for larger facilities and/or improvements in existing facilities. The Company has entered into a multi-year lease with respect to a 95,000 square foot building being constructed adjacent to the Company's Palo Alto headquarters. The Company's share of tenant improvements is estimated to be between $10.0 million and $15.0 million, of which approximately $6.8 million has been expended through December 31, 1998.

     Based upon its current plans, the Company believes that its existing resources and anticipated cash flow from operations will be adequate to satisfy its capital needs at least through the next twelve months. However, the Company may be unable to obtain additional collaborators or retain existing collaborators for its databases, and its products and services may not produce revenues which, together with the Company's cash, cash equivalents, and marketable securities, would be adequate to fund the Company's cash requirements. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and other products and services; the cost required to complete the genomic sequencing and human genome mapping programs; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure the Company's sequencing and microarray operations remain competitive; capital expenditures required to expand the Company's facilities; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in the Company's research and development plans or other changes affecting the Company's operating expenses may result in changes in the timing and amount of expenditures of the Company's capital resources.

     The Company expects to continue to fund future operations with revenues from database products and services; with its current cash, cash equivalents, and marketable securities. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available through the public markets and/or other sources, the Company may be required to curtail operations significantly or to obtain funds by entering into collaborative arrangements that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

EURO  CONVERSION

     A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002, but not later than July 1, 2002. During this transition period, parties may settle transactions using either the euro or a participating country's legal currency. The Company will evaluate the impact of the euro conversion on its computer and financial systems, business processes, market risk, and price competition. The Company does not expect this conversion to have a material impact on its results of operations, financial position or cash flows.

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

     The Company relies for its successful operation upon goods and services purchased from certain vendors. If these vendors fail to adequately address the Year 2000 such that their delivery of goods and services to the Company is materially impaired, it could have a material adverse impact on the Company's operations and financial results. The Company is preparing to survey its principal vendors to assess the effect the Year 2000 issue will have on their ability to supply their goods and services without material interruption, and at this time the Company cannot determine or predict the outcome of this effort. Contingency plans will be developed and executed with respect to vendors who will not be Year 2000 ready in a timely manner where such lack of readiness is expected to have a material adverse impact on the Company's operations. However, because the Company cannot be certain that its vendors will be able to supply material goods and services without material interruption, and because the Company cannot be certain that execution of its contingency plans will be capable of implementation or result in a continuous and adequate supply of such goods and services, the Company can give no assurance that these matters will not have a material adverse effect on the Company's future consolidated financial position, results of operations, or cash flows.

     If the Company's customers fail to achieve an adequate state of Year 2000 readiness in their own operations, or if their Year 2000 readiness efforts consume significant resources, their ability to purchase the Company's products may be impaired. This could adversely affect demand for the Company's products and, therefore, the Company's future revenues. The Company plans to develop a contingency plan for Year 2000 noncompliant customers and at this time cannot determine the impact it will have, if any.

     To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating its financial and accounting software, its products, and general Year 2000 compliance matters. Absent a significant Year 2000 compliance deficiency, management currently estimates that the cost to complete its Year 2000 compliance programs will be between $1.0 million and $1.5 million, approximately 8%-12% of the total 1999 IT budget, which will be expensed as incurred. The Company has not deferred any IT projects due to its efforts to ensure Year 2000 compliance. The Company believes that available cash will be sufficient to cover the projected costs associated with these activities. `
     The Company is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue and is addressing the most critical applications first. The Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate to the extent possible the effects of any Year 2000 noncompliance, and expects to have such plans completed in the second half of 1999. As part of the development of a contingency plan, the Company will evaluate its worst case scenario in the event of Year 2000 noncompliance. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third parties to be Year 2000 compliant would result in the interruption of the Company's business, which could have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS  THAT  MAY  AFFECT  RESULTS

     All references to "we," "us," "our," or the "Company" in this section mean Incyte Pharmaceuticals, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company. All references to "Incyte" in this section mean Incyte Pharmaceuticals, Inc., the parent company.

     The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

     If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

WE HAVE HAD ONLY LIMITED PERIODS OF PROFITABILITY, AND WE EXPECT TO INCUR LOSSES IN THE FUTURE AND MAY NOT RETURN TO PROFITABILITY

     We had net losses each year from inception in 1991 through 1996, and reported net income in 1997 and 1998. However, because of those prior year losses, we had an accumulated deficit of $28.4 million as of December 31, 1998. Because we intend to make a significant investment in the programs formerly associated with the Incyte Genetics business unit over the next 12 to 24 months, we expect to report a net loss for 1999 and possibly 2000. We may report net losses in future periods as well.

     We  expect that our expenditures will continue to increase, due in part to:

     - our continued investment in new product and technology development, including the ramp-up of our genomic sequencing, mapping and SNP-discovery programs,

     - obligations under existing and future research and development alliances, and

     -     our  increasing  investment in marketing, sales and customer service.

     Our  profitability  depends  on  our  ability  to  increase  our  revenues:

     TO GENERATE SIGNIFICANT REVENUES, WE MUST OBTAIN ADDITIONAL DATABASE COLLABORATORS AND RETAIN EXISTING COLLABORATORS. While we had 22 database agreements as of December 31, 1998, we may be unable to enter into any additional agreements. Our database agreements typically have a term of three years, and we cannot assure you that any will be renewed upon expiration. Our database revenues are also affected by the extent to which existing collaborators expand their agreements with us to include our new database products. Some of our database agreements require us to meet performance obligations. A database collaborator can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period.

     OUR REVENUES AND PROFITABILITY WILL ALSO DEPEND ON OUR ABILITY TO EXPAND OUR CUSTOMER BASE FOR MICROARRAY SERVICES. We acquired Synteni, Inc. in January 1998 primarily for this purpose. Synteni's contribution to our operating results will depend on whether we can obtain high-volume customers for microarray services and the costs associated with increasing our microarray production capacity. Before we acquired Synteni, its microarray service agreements consisted of small volume pilot or feasibility agreements.

     WE DO NOT EXPECT MILESTONE OR ROYALTY PAYMENTS TO CONTRIBUTE TO REVENUES FOR A SUBSTANTIAL PERIOD OF TIME. Part of our strategy is to license to database collaborators our know how and patent rights associated with the gene sequences and related information in our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical testing and regulatory approval before commercialization. Accordingly, we do not expect to receive any milestone or royalty payments from any of these licenses for a substantial period of time, if at all.

OUR  OPERATING  RESULTS  MAY  FLUCTUATE  SIGNIFICANTLY

     Our operating results are unpredictable and may fluctuate significantly from period to period due to a variety of factors, including:

     -     changes  in  the  demand  for  our  products  and  services;

     -     the  introduction  of  competitive  databases  or  services;

     -     the  pricing  of  access  to  our  databases;

     - the nature, pricing and timing of other products and services provided to our collaborators;

     - changes in the research and development budgets of our collaborators and potential collaborators;

     -     depreciation  expense  from  capital  expenditures;

     - acquisition, licensing and other costs related to the expansion of our operations, including operating losses of acquired businesses such as Synteni and Hexagen Limited;

     - losses and expenses related to our investments in joint ventures and businesses, including our proportionate share of operating losses of our diaDexus, LLC, joint venture with SmithKline Beecham Corporation;

     - payments of milestones, license fees or research payments under the terms of our increasing number of external alliances; and

     - expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights (including the lawsuits filed by Affymetrix, Inc. described below).

     In particular, revenues from our database business are unpredictable because:

     - the timing of our database installations is determined by our collaborators,

     -     the  sales  cycle  for  our  database  products  is  lengthy,  and

     -     the  time  required to complete custom orders can vary significantly.

     We expect our microarray services to represent an increasing amount of our revenues. Revenues from these sources depend on volume of usage by our collaborators, and can therefore fluctuate significantly.

     We are investing in a number of new areas to try to broaden our business. These areas include genomic sequencing and mapping, SNP discovery, molecular diagnostics, and proteomics, or the large scale, high-throughput analysis of protein expression. Because many of these address new markets or involve untested technologies, they may not generate any revenues or provide an adequate return on our investment. In these cases, we may have to recognize expenses or losses.

     We have significant fixed expenses, due in part to our need to continue to invest in product development and extensive support for our database collaborators. We may be unable to adjust our expenditures if revenues in a particular period fail to meet our expectations, which would adversely affect our operating results for that period. Forecasting operating and integration expenses for acquired businesses may be particularly difficult, especially where the acquired business focuses on technologies that do not have an established market.

     We believe that period-to-period comparisons of our financial results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price will likely fall, possibly by a significant amount.

WE  EXPERIENCE  INTENSE  COMPETITION  AND  RAPID  TECHNOLOGICAL  CHANGE

     GENOMIC BUSINESSES ARE INTENSELY COMPETITIVE The human genome contains a finite number of genes. Our competitors may seek to identify, sequence and determine  the  biological  function  of  numerous  genes  in  order to obtain a proprietary  position  with  respect  to  new  genes.  We believe that the first company to sequence all, or the commercially relevant portion, of the human genome should have a competitive advantage. A number of companies, other institutions and government-financed entities are engaged in gene sequencing, gene discovery, gene expression analysis, positional cloning, the study of genetic variation, and other genomic service businesses. Many of these companies, institutions and entities have greater financial and human resources than we do.

     Some of our competitors have developed databases containing gene sequence, gene expression, genetic variation or other genomic information and are marketing or plan to market their data to pharmaceutical companies. Additional competitors may attempt to establish databases containing this information in the future. We expect that competition in our industry will continue to intensify. We also believe that some pharmaceutical companies are discussing the possibility of working together to discover SNPs and share SNP-related data among themselves. The formation of this sort of consortium could reduce the prospective customer base for our SNP-related business.

     PATENT POSITIONS OR PUBLIC DISCLOSURES MAY REDUCE THE VALUE OF OUR DATABASES. Competitors may discover and establish patent positions with respect to gene sequences in our databases. Further, certain entities engaged in gene sequencing have made the results of their sequencing efforts publicly available. The Celera Genomics Group of The Perkin-Elmer Corporation has announced plans to sequence the entire human genome within three years and to make the basic human sequence data publicly available. The public availability of gene sequences or resulting patent positions covering substantial portions of the human genome or microbial or plant genomes could reduce the potential value of our databases to our collaborators. It could also impair our ability to realize royalties or other revenue from any commercialized products based on this genetic information.

     COMPETITORS MAY DEVELOP SUPERIOR TECHNOLOGY. The gene sequencing machines used in our computer-aided sequencing operations are commercially available and are being used by at least one competitor. In addition, some of our competitors and potential competitors are developing proprietary sequencing technologies that may be more advanced than ours. Perkin-Elmer has announced that it has begun commercial shipments of a new gel-based sequencing machine, and that a large number of these machines will be provided to Celera. We may be unable to obtain access to these machines on acceptable terms.

     In addition, a number of companies are pursuing alternative methods for generating gene expression information, including microarray technologies. These advanced sequencing or gene expression technologies may not be commercially available for us to purchase or license on reasonable terms, if at all. At least one other company currently offers microarray-based services that might be competitive with ours.

     Our SNP discovery platform represents a modification of a process that is in the public domain. We are seeking patent protection for these improvements, but have not yet received any patents. Other companies could make similar or superior improvements to this process without infringing our rights, and we may not have access to those improvements. The discovery of SNPs is a competitive area. Other companies may develop or obtain access to different SNP discovery platforms, to which we may not have access, that may make our technology obsolete.

     We also face competition from providers of software. A number of companies have announced their intent to develop and market software to assist pharmaceutical companies and academic researchers in managing and analyzing their own genomic data and publicly available data. Some of these entities have access to significantly greater resources than we do, and their products may achieve greater market acceptance than ours.

     WE MUST CONTINUE TO INVEST IN NEW TECHNOLOGIES. The genomics industry is characterized by extensive research efforts, resulting in rapid technological progress. To remain competitive, we must continue to expand our databases, improve our software, and invest in new technologies. New developments are expected to continue, and discoveries by others may render our services and potential products noncompetitive.

WE  ARE  INVOLVED  IN  PATENT  LITIGATION

     In January 1998, Affymetrix filed a lawsuit in federal court alleging infringement of U.S. patent number 5,445,934 by both Synteni and Incyte. The complaint alleges that the '934 patent has been infringed by Synteni's and Incyte's making, using, selling, importing, distributing or offering to sell high density arrays in the United States and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 patent and seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on allegedly willful infringement.

     In September 1998, Affymetrix filed an additional lawsuit alleging infringement of U.S. patent numbers 5,744,305 and 5,800,992 by Synteni and Incyte. The complaint alleges that the '305 patent has been infringed by Synteni's and Incyte's making, using, selling, importing, distributing or offering to sell high density arrays in the United States. It also alleges that the '992 patent has been infringed by the use of Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling and that this infringement was willful. Affymetrix seeks a preliminary injunction enjoining Synteni and Incyte from using GEM microarray technology to conduct this kind of gene expression monitoring, and a permanent injunction enjoining Synteni and Incyte from further infringing the '305 and '992 patents.

     The lawsuits were initially filed in the United States District Court for the District of Delaware. In November 1998, the court granted Incyte's motion to transfer the suits to the United States District Court for the Northern District of California. A hearing on Affymetrix's request for a preliminary injunction is scheduled for April 30, 1999. No date has been set regarding the trial of any of Affymetrix's other allegations.

     In January 1999, the United States Patent and Trademark Office notified Incyte of the patentability of claims directed to two-color hybridization licensed exclusively to Incyte. The USPTO examiner has agreed with Incyte that certain claims overlap with those of the '992 patent. Therefore, the USPTO has recommended that the Board of Patent Appeals and Interferences declare an interference between Incyte's two-color hybridization claims and the corresponding claims in the '992 patent.

     We believe we have meritorious defenses and intend to defend these suits vigorously. However, our defense may be unsuccessful. At this time, we cannot reasonably estimate the possible range of any loss resulting from these suits due to uncertainty about the ultimate outcome. We have spent and expect to continue to spend a significant amount of money and management time on this litigation. Also, if we are required to license any technology as a result of these suits, we do not know whether we will be able to do so on commercially acceptable terms, if at all.

WE ARE SPENDING A LOT OF MONEY ON NEW AND UNCERTAIN BUSINESSES AND DEMAND FOR OUR PRODUCTS AND SERVICES MAY BE INSUFFICIENT TO COVER OUR COSTS

     There is no precedent for our microarray-based gene expression service business or the use of SNP-based genetic variation information. The usefulness of the information generated by these businesses is unproven. Our collaborators and potential collaborators may determine that our databases, software tools and microarray-related services are not useful or cost-effective. Due to the nature and price of the products and services we offer, only a limited number of companies are potential collaborators for our products and services. If we do not develop these new products and services in time to meet market demand or if there is insufficient demand for these products and services, we may not be able to cover our costs of developing these products and services or earn a sufficient return on our investment.

     Additional factors that may affect demand for our products and services include:

     - the extent to which pharmaceutical and biotechnology companies conduct these activities in-house or through industry consortia;

     - the emergence of competitors offering similar services at competitive prices;

     - the extent to which the information in our databases is made public or is covered by others' patents;

     - our ability to establish and enforce proprietary rights to our products;

     - regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information; and

     - technological innovations that are more advanced than the technologies that we have developed or that are available to us.

Many  of  these  factors  are  beyond  our  control.

OUR NEW PROGRAMS RELATING TO THE ROLE OF GENETIC VARIATION IN DISEASE AND DRUG RESPONSE ARE RISKY

     We recently began to focus part of our business on developing databases and other products and services to assist pharmaceutical companies in a new and unproven area: the identification and correlation of genetic variation to disease and drug response. Hexagen, which will be an important part of this business, was founded in 1996 and has generated no revenues to date. We will incur significant costs over the next several years in expanding our research and development in this area. These increased costs will include costs resulting from hiring a substantial number of new employees and reagent costs associated with our genomic sequencing, gene mapping and SNP discovery programs. These activities may never generate significant revenues or profitable operations.

     This new aspect of our business will focus on SNPs, one type of genetic variation. The role of SNPs in disease and drug response is not fully understood, and relatively few, if any, therapeutic or diagnostic products based on SNPs have been developed and commercialized. Among other things, demand in this area may be adversely affected by ethical and social concerns about the confidentiality of patient-specific genetic information and about the use of genetic testing for diagnostic purposes.

     Except for a few anecdotal examples, there is no proof that SNPs have any correlation to diseases or a patient's response to a particular drug or class of drug. Identifying statistically significant correlations is time-consuming and could involve the collection and screening of a large number of patient samples. We do not know if the SNPs we have discovered to date are suitable for these correlation studies. Nor do we currently have access to the patient samples needed or technology allowing us to rapidly and cost-effectively identify pre-determined SNPs in large numbers of patients.

     Most SNPs may occur too infrequently to warrant their use in analyzing patients' genetic variation. We may have trouble identifying SNPs that both correlate with diseases or drug responses and occur frequently enough to justify their use by pharmaceutical companies.

     Our success will also depend upon our ability to develop, use and enhance new and relatively unproven technologies. Our strategy of using high-throughput mutation detection processes and sequencing to identify SNPs and genes rapidly is unproven. Among other things, we will need to improve the throughput of our SNP-discovery technology. We may not be able to achieve these necessary improvements, and other factors may impair our ability to develop our SNP-related products and services in time to be competitively available.

OUR  STRATEGIC  INVESTMENTS  MAY  RESULT  IN  LOSSES  AND  OTHER ADVERSE EFFECTS

     We make strategic investments in joint ventures or businesses that complement our business. These investments, such as our investment in diaDexus, may:

     - often be made in securities lacking a public trading market or subject to trading restrictions, either of which increases our risk and reduces the liquidity of our investment,

     - require us to record losses and expenses related to our ownership interest,

     - require us to record charges related to the acquisition of in-process technologies or for the impairment in the value of the securities underlying our investment, and

     - require us to invest greater amounts than anticipated or to devote substantial management time to the management of research and development relationships and joint ventures.

     The market values of many of these investments fluctuate significantly. We evaluate our long-term equity investments for impairment of their values on a quarterly basis. Impairment could result in future charges to our earnings. These losses and expenses may exceed the amounts that we anticipated. In addition, as part of our collaborative agreement with Oxford GlycoSciences plc relating to the joint development of a proteomics database, we agreed to reimburse Oxford GlycoSciences up to $5.0 million in 1999 if their revenues are insufficient to offset their expenses for services rendered.

OUR  SALES  CYCLE  IS  LENGTHY

     Our ability to obtain new subscribers for our databases, software tools and microarray and other services depends upon prospective subscribers' perceptions that our products and services can help accelerate drug discovery efforts. Our sales cycle is typically lengthy because we need to educate our potential subscribers and sell the benefits of our tools and services to a variety of constituencies within potential subscriber companies. In addition, each database subscription and microarray services agreement involves the negotiation of unique terms. We may expend substantial funds and management effort with no assurance that a subscription or services agreement will result. Actual and proposed consolidations of pharmaceutical companies have affected the timing and progress of our sales efforts. We expect that future proposed consolidations will have similar effects.

PATENTS  AND  OTHER  PROPRIETARY  RIGHTS  PROVIDE  UNCERTAIN  PROTECTION

     WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY INFORMATION. Our business and competitive position depend upon our ability to protect our proprietary database information and software technology, but our strategy of obtaining proprietary rights in as many genes and SNPs as possible is unproven. Despite our efforts to protect this information and technology, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Although our database subscription agreements require our subscribers to control access to our databases, policing unauthorized use of our databases and software may be difficult.

     We have been issued a number of patents with respect to the gene sequences in our databases and have filed for patents on selected features of our software. However, as of the date of this prospectus, we have no issued patents or registered copyrights for that software. We cannot prevent others from independently developing software that might be covered by copyrights issued to us, and trade secret laws do not prevent independent development.

     We pursue a policy of having our employees, consultants and advisors execute proprietary information and invention agreements when they begin working for us. However, these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure.

     Our means of protecting our proprietary rights may not be adequate and our competitors may:

     - independently develop substantially equivalent proprietary information and techniques,

     -     otherwise  gain  access  to  our  proprietary  information,  or

     - design around patents issued to us or our other intellectual property.

     OUR PATENT APPLICATIONS MAY CONFLICT WITH OTHERS. Our current policy is to file patent applications on what we believe to be novel full-length and partial gene sequences obtained through our gene sequencing efforts. We have filed U.S. patent applications in which we have claimed certain partial gene sequences. We have also applied for patents in the U.S. and other countries claiming full-length gene sequences associated with cells and tissues involved in our gene sequencing program. We hold a number of issued U.S. patents on full-length genes and one issued U.S. patent claiming multiple partial gene sequences. A number of entities make certain gene sequences publicly available, which may adversely affect our ability to obtain patents on those genes.

     We believe that some of our patent applications claim genes that may also be claimed in patent applications filed by others. In some or all of these applications, a determination of priority of inventorship may need to be decided in an interference before the United States Patent and Trademark Office ("USPTO").

     The  USPTO   has   recommended  that  the  Board   of  Patent  Appeals  and
Interferences declare an interference with respect to a patent application directed to technology licensed exclusively to us and an Affymetrix patent that is the subject of our litigation with Affymetrix. The Board of Patent Appeals has also declared two interferences involving applications covering Incyte full-length genes, and has advised us of approximately 15 additional interferences that might be declared. We cannot predict whether any of the interferences would be resolved in our favor. Regardless of the outcome, interferences could be expensive and time-consuming.

     ENFORCEMENT OF GENE PATENTS IS UNCERTAIN. One of our strategies is to obtain proprietary rights in as many genes (including partial gene sequences) and SNPs as possible. While the USPTO has issued patents covering full-length genes, partial gene sequences and SNPs, we do not know whether or how courts may enforce those patents, if that becomes necessary. If a court finds these types of inventions to be unpatentable, or interprets them narrowly, the benefits of our strategy may not materialize.

     WE MAY DECIDE TO ABANDON PATENT APPLICATIONS. The USPTO has had a substantial backlog of biotechnology patent applications, particularly those claiming gene sequences. In 1996, the USPTO issued guidelines limiting the number of partial gene sequences that can be examined within a single patent application. Many of our patent applications contain more partial sequences than the maximum number allowed under these guidelines. Due to the resources needed to comply with the guidelines, we may decide to abandon patent applications for some of our partial gene sequences.

     Because filing large numbers of patent applications and maintaining issued patents can be very costly, we may choose not to pursue every application. If we do not pursue patent protection for all of our full-length and partial gene sequences, the value of our intellectual property portfolio could be diminished. Because of the possible delay in obtaining allowance of some of our patent applications, and the secrecy of patent applications, we do not know if other applications having priority over ours have been filed.

     WE MAY NEED TO REFILE SOME OF OUR PATENT APPLICATIONS, AND THE PERIOD OF PATENT PROTECTION HAS BEEN SHORTENED. The value of our patents depends in part on their duration. The U.S. patent laws were amended in 1995 to change the term of patent protection from 17 years from patent issuance to 20 years from the earliest effective filing date of the application. Because the average time from filing to issuance of biotechnology applications is at least one year and may be more than three years depending on the subject matter, a 20-year patent term from the filing date may result in substantially shorter patent protection, which may adversely affect our rights under any patents that obtain. We may need to refile applications claiming large numbers of gene sequences and, in these situations, the patent term will be measured from the date of the earliest priority application. This would shorten our period of patent exclusivity.

     INTERNATIONAL PATENT PROTECTION IS PARTICULARLY UNCERTAIN. Biotechnology patent law outside the United States is even more uncertain and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as U.S. laws. We may participate in opposition proceedings to determine the validity of our or our competitors' foreign patents, which could result in substantial costs and diversion of our efforts.

WE  MAY  BE  SUBJECT  TO  ADDITIONAL  LITIGATION  AND  INFRINGEMENT  CLAIMS

     The technology that we use to develop our products, and those that we incorporate in our products, may be subject to claims that they infringe the patents or proprietary rights of others. The risk of this occurring will tend to increase as the genomics, biotechnology and software industries expand, more patents are issued and other companies attempt to discover genes and SNPs and engage in other genomic-related businesses.

     As is typical in the genomics, biotechnology and software industries, we have received, and we will probably receive in the future, notices from third parties alleging patent infringement. We believe that we are not infringing the patent rights of any such third party. Except for Affymetrix, no third party has filed a patent lawsuit against us.

     We may, however, be involved in future lawsuits alleging patent infringement or other intellectual property rights violations. In addition, litigation may be necessary to:

     -     assert  claims  of  infringement,

     -     enforce  our  patents,

     -     protect  our  trade  secrets  or  know-how,  or

     - determine the enforceability, scope and validity of the proprietary rights of others.

     We may be unsuccessful in defending or pursuing these lawsuits. Regardless of the outcome, litigation can be very costly and can divert management's efforts. An adverse determination may subject us to significant liabilities or require us to seek licenses to other parties' patents or proprietary rights. We may also be restricted or prevented from manufacturing or selling our products. Further, we may not be able to obtain the necessary licenses on acceptable terms, if at all.

WE  MAY  ENCOUNTER  PROBLEMS  IN  MEETING  CUSTOMERS'  SOFTWARE  NEEDS

     Our databases also require extensive software support and will need to incorporate features determined by database collaborators. If we experience delays or difficulties in implementing our database software or collaborator-requested features, we may be unable to service our collaborators.

OUR  RECENT  ACQUISITIONS  INVOLVE  SEVERAL  RISKS

     Our recent acquisitions of Synteni and Hexagen involve several potential operating and business risks, including potential problems and costs associated with integrating Synteni's and Hexagen's businesses, technologies and management with ours. Our integration efforts may also result in the loss of efficiency or employees.

     The combined companies may not realize any revenue enhancements or cost savings. Increases in other expenses and operating losses, including losses due to problems in integrating the acquired companies with ours, may offset any cost savings. Our combined operating results and financial condition may not be superior to what we could have achieved without these acquisitions, even if we integrate the acquired business efficiently, effectively and quickly. The combination of these businesses with ours may also take longer than expected.

     In particular, we began our integration of Hexagen recently. We will need to integrate Hexagen's technology with our existing technology and improve its throughput, in order to develop a SNP database. We may be unable to achieve the necessary improvements, which could slow our efforts to develop a SNP-related business. Also, since Hexagen is located in England, we may experience difficulties in integrating their operations with our U.S.-based operations. We may also incur an expense if the goodwill and other intangible assets associated with the Hexagen purchase are determined to be impaired in the future.

FUTURE  ACQUISITIONS  WILL  CREATE  RISKS  AND  UNCERTAINTIES

     As part of our business strategy, we may acquire other assets, technologies and businesses. We acquired two companies in 1996, Synteni in January 1998, and Hexagen in September 1998.

     These  and  any  future  acquisitions  involve risks such as the following:

     -     we  may  be  exposed  to  unknown  liabilities of acquired companies;

     - our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;

     - we may experience difficulty and expense in assimilating the operations and personnel of the acquired businesses, disrupting our business and diverting management's time and attention;

     - we may be unable to integrate or complete the development and application of acquired technology;

     - we may experience difficulties in establishing and maintaining uniform standards, controls, procedures and policies;

     - our relationships with key customers of acquired businesses may be impaired, due to changes in management and ownership of the acquired businesses;

     -     we  may be unable to retain key employees of the acquired businesses;

     - we may incur amortization expenses if an acquisition results in significant goodwill or other intangible assets; and

     - our stockholders may be diluted if we pay for the acquisition with equity securities.

In addition, if we acquire additional businesses that are not located near our Palo Alto, California headquarters, we may experience more difficulty integrating and managing the acquired businesses' operations.

WE  MAY  HAVE  DIFFICULTY  MANAGING  OUR  GROWTH

     We expect to continue to experience significant growth in the number of our employees and the scope of our operations. This growth has placed, and may continue to place, a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems and to hire, train and manage our employees.

     In addition, we must continue to invest in customer support resources as the number of database collaborators and their requests for support increase. Our database collaborators typically have worldwide operations and may require support at multiple U.S. and foreign sites. To provide this support, we may need to open offices in addition to our Palo Alto, California headquarters and our offices in Fremont, California, St. Louis, Missouri and Cambridge, England, which could result in additional burdens on our systems and resources.

WE  DEPEND  ON  KEY  EMPLOYEES  IN  A  COMPETITIVE  MARKET FOR SKILLED PERSONNEL

     We are highly dependent on the principal members of our management, operations and scientific staff, including Roy A. Whitfield, our Chief Executive Officer, and Randal W. Scott, our President and Chief Scientific Officer. The loss of any of these persons' services would have a material adverse effect on our business. We have not entered into any employment agreement with any of these persons and do not maintain a key person life insurance policy on the life of any employee.

     Our future success also will depend in part on the continued service of our key scientific, software, bioinformatics and management personnel and our ability to identify, hire and retain additional personnel, including customer service, marketing and sales staff. We experience intense competition for qualified personnel. We may not be able to continue to attract and retain personnel necessary for the development of our business.

WE  DEPEND  ON  THIRD  PARTIES  FOR  NECESSARY  EQUIPMENT,  SUPPLIES  AND  DATA

     WE RELY ON A SMALL NUMBER OF SUPPLIERS OF GENE SEQUENCING MACHINES AND REAGENTS REQUIRED FOR GENE SEQUENCING. Although we are evaluating alternative gene sequencing machines, they may not be available in sufficient quantities or at acceptable costs. In addition, if a third party claims that our use of these machines infringes their patent rights, our use of these machines could become more costly or could be prevented. If we are unable to obtain additional machines or an adequate supply of reagents or other materials at commercially reasonable rates, our ability to identify genes and SNPs would be adversely affected.

     WE RELY ON OUTSIDE SOURCES FOR TISSUE SAMPLES FROM WHICH WE ISOLATE GENETIC MATERIAL USED IN OUR OPERATIONS. Our business could be adversely affected if we lose access to some of these sources, or if they charged us higher access fees or imposed tighter restrictions on our use of the information generated from the samples.

     WE CANNOT CONTROL THE PERFORMANCE OF COLLABORATORS. We may enter into research and development relationships with corporate and academic collaborators and others. The success of these relationships depends upon third parties'
performance   of   their   responsibilities.   Our   ability  to  develop  these
relationships is uncertain, and any established relationships may prove unsuccessful. Our collaborators may also be pursuing alternative technologies or developing alternative products on their own or in collaboration with others, including our competitors.

     WE RELY ON THIRD-PARTY DATA SOURCES. We rely on scientific and other data supplied by others, including our academic collaborators and sources of tissue samples. These data could contain errors or other defects, which could corrupt our databases. In addition, we cannot guarantee that our data sources acquired this information in compliance with legal requirements. If either of these happen and become known, our business prospects could be adversely affected.

WE  MAY  NEED  TO  RAISE  ADDITIONAL  CAPITAL  THAT  MAY  NOT  BE  AVAILABLE

     Based upon our current plans, we believe that our existing resources and anticipated cash flow from operations can satisfy our capital needs for at least the next 12 months. However, our products and services may not produce revenues which, together with our existing cash and other resources, are adequate to meet our cash needs. Our cash requirements depend on numerous factors, including:

     - our ability to attract and retain collaborators for our databases and other products and services;

     - expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses;

     - the need to increase research and development spending as a result of competing technological and market developments;

     - the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

     - the purchase of additional capital equipment, including equipment necessary to process data for our databases and to ensure that our sequencing and microarray operations remain competitive;

     -     capital  expenditures  required  to  expand  our  facilities;  and

     -     costs  associated  with  the  integration  of  acquired  operations.

     Changes in our research and development plans or other changes affecting our operating expenses may alter the timing and amount of expenditures of our capital resources. If we need additional funding, we may be unable to obtain it on favorable terms, or at all. If adequate funds are not available, we may have to curtail operations significantly or obtain funds by entering into arrangements requiring us to relinquish rights to certain technologies, products or markets. In addition, if we raise funds by selling stock or convertible securities, our existing stockholders could suffer dilution.

OUR  BUSINESS  COULD  BE  AFFECTED  BY  THE  YEAR  2000  ISSUE

     As a result of computer programs being written using two digits, rather than four, to represent year dates, the performance of our computer systems and those of our suppliers and customers in the Year 2000 is uncertain. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations which disrupt our operations, such as a temporary inability to process transactions, send invoices or engage in other normal business activities.

     We are evaluating the Year 2000 readiness of the software products that we sell, the information technology systems used in our operations, and our other systems such as building security and voicemail. We currently anticipate that this project will consist of the following phases:

     - identifying all of our software products, information technology systems and other systems;

     -     assessing  repair  or  replacement  requirements;

     -     repair  or  replacement;

     -     testing;

     -     implementation;  and

     -     creating  contingency  plans  in  the  event  of  Year 2000 failures.

     We will initiate an assessment of all current versions of our software products and believe that this will be completed in the first half of 1999. Even so, whether a complete system or device in which a software product is embedded will operate correctly for an end-user depends largely on the Year 2000 compliance of other components, most of which are supplied by third parties.

     We rely, both domestically and internationally, upon various vendors, government agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. We have no control over these third parties and they may suffer a Year 2000 business disruption.

     We also rely upon goods and services purchased from certain vendors, and our business could be disrupted if they fail to adequately address the Year 2000 issue. We are preparing to survey our principal vendors to assess the potential effect of the Year 2000 issue on their ability to supply us. We cannot currently predict the outcome of this effort. We intend to develop contingency plans regarding vendors whose failure to be Year 2000 ready is expected to have a material adverse impact on our operations. However, our vendors may be unable to supply important goods and services without material interruption and our contingency plans may not keep us adequately supplied.

     The demand for our products could also be affected by Year 2000 issues affecting our customers. We plan to develop a contingency plan for customers with Year 2000 problems, but we cannot presently determine what impact, if any, it will have.

     We are focusing on identifying and addressing all aspects of our operations that may be affected by the Year 2000 issue and are addressing the most critical applications first. We intend to develop and implement, if necessary, appropriate contingency plans to mitigate the effects of any Year 2000 noncompliance. We expect to have these plans completed in the second half of 1999. As part of the development of a contingency plan, we will evaluate our worst case scenario for Year 2000 noncompliance. Although the full consequences are unknown, the failure of our critical systems or those of our material vendors and other business partners to be Year 2000 complaint would interrupt our business.

OUR ACTIVITIES INVOLVE HAZARDOUS MATERIALS AND MAY SUBJECT US TO ENVIRONMENTAL LIABILITY

     Our research and development involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages, and this liability could exceed our resources.

     We believe that we are in compliance in all material respects with applicable environmental laws and regulations and currently do not expect to make material additional capital expenditures for environmental control facilities in the near term. However, we may have to incur significant costs to comply with current or future environmental laws and regulations.

OUR REVENUES ARE DERIVED PRIMARILY FROM THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES

     We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to the pharmaceutical and biotechnology industries. Accordingly, our success will depend directly upon the success of the companies within these industries and their demand for our products and services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by companies in these industries. These reductions and delays may result from factors such as:

     -     changes  in  economic  conditions;

     - changes in the regulatory environment affecting health care and health care providers;

     -     pricing  pressures;

     -     market-driven pressures on companies to consolidate and reduce costs;
and

     -     other  factors  affecting  research  and  development  spending.

These  factors  are  not  within  our  control.

OUR  BUSINESS  COULD  BE  INTERRUPTED  BY  NATURAL  DISASTERS

     We conduct our sequencing and a significant portion of our other activities at our facilities in Palo Alto, California, and conduct our microarray-related activities at our facilities in Fremont, California. Both locations are in a seismically active area. Although we maintain business interruption insurance, we do not have or plan to obtain earthquake insurance. A major catastrophe (such as an earthquake or other natural disaster) could result in a prolonged interruption of our business.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities and its note payable. The Company's investment policy calls for investment in short term, low risk instruments. As of December 31, 1998, investments in marketable securities was $61.2 million. At December 31, 1998, the Company had a fixed rate note payable balance of $0.7 million. Due to the nature of these investments and note, any decrease in rates would not have a material impact on the Company's financial statements.

     The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments and long-term investments, entered into to further its business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical/ biotech industry sector, in companies which the Company has research and development or licensing agreements. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of December 31, 1998, long-term investments were $12.4 million.

     The Company typically does not hedge its foreign currency exposure. Management does not believe that the Company's exposure to foreign currency rate fluctuations is material.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                   INDEX



                                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS OF INCYTE PHARMACEUTICALS, INC.

     Report of Ernst & Young LLP, Independent Auditors                         43

     Consolidated Balance Sheets at December 31, 1998 and 1997                 44

     Consolidated Statements of Operations for the years ended
          December 31, 1998, 1997 and 1996                                     45
     Consolidated Statements of Comprehensive Income (Loss)                    46

     Consolidated Statement of Stockholders' Equity for the three
          year period ended December 31, 1998                                  47

     Consolidated Statements of Cash Flow for the years ended
          December 31, 1998, 1997 and 1996                                     48

     Notes to the Consolidated Financial Statements                            50

     Schedule II - Valuation and Qualifying Accounts                           66

FINANCIAL STATEMENTS OF DIADEXUS,  LLC, A DEVELOPMENT STAGE COMPANY

     Report of PricewaterhouseCoopers LLP, Independent Accountants             67

     Balance Sheet at December 31, 1998 and 1997                              68

     Statement of Operations for the year ended December 31,
          1998 and  for the period from inception
          (September 1997) through December 31, 1997 and 1998                  69

     Statement of Changes In Members' Equity For the Period
          From Inception (September 1997) through December 31, 1998            70

     Statement of Cash Flow for the year ended
          December 31, 1998 and for the period from inception
         (September 1997) through December 31, 1997 and 1998                   71
     Notes to Financial Statements                                             72


REPORT  OF  ERNST  &  YOUNG  LLP,  INDEPENDENT  AUDITORS



The  Board  of  Directors  and  Stockholders  of  Incyte  Pharmaceuticals,  Inc.

We have audited the accompanying consolidated balance sheets of Incyte Pharmaceuticals, Inc., as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive net income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a).These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of diaDexus, LLC, a joint venture, which statements reflect total assets of $20,215,000 and $10,212,000 as of December 31, 1998 and 1997 respectively, and total net loss of $7,928,000 and $548,000, for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the loss from joint venture recorded under the equity method and other data included for diaDexus, LLC, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Pharmaceuticals, Inc., at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         /s/Ernst  &  Young  LLP


Palo  Alto,  California
January  27,  1999

                          INCYTE PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except number of shares and par value)


                                                                      DECEMBER 31,    DECEMBER 31,
                                                                          1998            1997
                                                                    --------------  --------------
ASSETS
Current assets:
      Cash and cash equivalents                                     $      50,048   $      55,598
      Restricted cash                                                           -           6,000
      Marketable securities - available-for-sale                           61,185          57,497
      Accounts receivable, net                                             14,318          19,983
      Prepaid expenses and other current assets                             5,813           3,836
                                                                    --------------  --------------
            Total current assets                                          131,364         142,914

Property and equipment, net                                                54,429          38,070
Long-term investments                                                      20,653          14,800
Goodwill and other intangible assets, net                                  16,955               -
Deposits and other assets                                                   6,889           3,305
                                                                    --------------  --------------
            Total assets                                            $     230,290   $     199,089
                                                                    ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                              $       8,244   $       5,791
      Accrued and other current liabilities                                 7,843           5,416
      Accrued compensation                                                  4,786           3,192
      Due to joint venture                                                      -           6,000
      Deferred revenue                                                     29,054          31,815
                                                                    --------------  --------------
            Total current liabilities                                      49,927          52,214

Non-current portion of capital lease obligations and note payable             796           1,173
                                                                    --------------  --------------
            Total liabilities                                              50,723          53,387
                                                                    --------------  --------------

Stockholders' equity:
      Preferred stock, $0.001 par value; 5,000,000 shares
         authorized; none issued and outstanding at December 31,
         1998 and 1997.                                                         -               -
      Common stock, $0.001 par value; 75,000,000 shares
         authorized; 27,829,850 and 26,054,475 shares issued and
         outstanding at December 31, 1998 and 1997, respectively.              28              26
      Additional paid-in capital                                          209,192         175,749
      Deferred compensation                                                (1,209)              -
      Receivable from stockholders                                            (33)              -
      Accumulated other comprehensive income (loss)                           (10)             56
      Accumulated deficit                                                 (28,401)        (30,129)
                                                                    --------------  --------------
            Total stockholders' equity                                    179,567         145,702
                                                                    --------------  --------------
            Total liabilities and stockholders' equity              $     230,290   $     199,089
                                                                    ==============  ==============



                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)




                                                        YEAR ENDED
                                                       DECEMBER 31,
                                                 1998      1997      1996
                                               ---------  --------  --------
 Revenues                                      $134,811   $89,996   $41,895

Costs and expenses:
 Research and development                       97,192    72,452    41,337
 Selling, general and administrative            25,438    13,928     6,957
 Charge for the purchase of in-process research
    and development                             10,978         -     3,165
 Acquisition-related charges                     1,171         -         -
                                              ---------  --------  --------
Total costs and expenses                       134,779    86,380    51,459

Income (loss) from operations                       32     3,616    (9,564)

Interest and other income                        7,416     4,326     2,538
Interest and other expense                        (150)     (186)     (250)
Losses from joint venture                       (1,474)     (300)        -
                                               ---------  --------  --------
Income (loss) before income taxes                5,824     7,456    (7,276)

Provision for income taxes                       2,352       548         -
                                               ---------  --------  --------

Net income (loss)                              $  3,472   $ 6,908   $(7,276)
                                               =========  ========  ========



Basic net income (loss) per share              $   0.13   $  0.28   $ (0.32)
                                               =========  ========  ========
Shares used in computing
   basic net income (loss) per share             26,921    24,300    22,398
                                               =========  ========  ========



Diluted net income (loss) per share            $   0.12   $  0.26   $ (0.32)
                                               =========  ========  ========
Shares used in computing
   diluted net income (loss) per share           28,899    26,498    22,398
                                               =========  ========  ========


                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.
            CONSOLIDATED STATEMENTS OF COMPREHESIVE NET INCOME (LOSS)
                                 (in thousands)


                                                             YEAR  ENDED
                                                            DECEMBER 31,
                                                     1998      1997       1996
                                                 ----------   --------  --------
Net income (loss)                                $    3,472   $  6,908  $(7,276)

Other comprehensive income (loss)
     Unrealized gains (losses) on
        marketable securities                           338        127     (106)
     Foreign currency translation adjustments          (404)         2        -
                                                  ----------  --------  --------
Other comprehensive income (loss)                       (66)       129     (106)
                                                  ----------  --------  --------
Comprehensive income (loss)                        $   3,406   $  7,037  $(7,382)
                                                  ==========  ========  ========



                          INCYTE PHARMACEUTICALS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except number of shares)



                                                                          COMMON
                                                              ADDITIONAL   STOCK
                                                  COMMON       PAID-IN     TO BE     DEFERRED
                                                   STOCK       CAPITAL    ISSUED   COMPENSATION
                                               -----------   ----------  -------  --------------
Balances at January 1, 1996                    $       21  $    77,241    $   100   $      (29)

Issuance of 457,296 shares of  Common  Stock
   upon exercise of  Stock options and  299,398
   shares upon exercise of warrant.                     1        1,581          -            -
Issuance of 249,200 common stock  previously
   subscribed                                           -          100       (100)           -
Issuance of 146,342 shares of  Common Stock  in
   exchange of  Combion, Inc                            -        3,000          -            -
Amortization of deferred compensation                   -            -          -           29
Net change in unrealized gains (losses)  on
   marketable securities                                -            -          -            -
Net loss                                                -            -          -            -
                                               -----------  -----------  --------- ------------
Balances at December 31, 1996                          22       81,922          -            -
Issuance of 2,755,426 shares of  Common   Stock,
   net of expenses and  underwriters' fees of $5,065    3       87,239          -            -
Issuance of 462,434 shares of Common  Stock,
   net of expenses of   $41                             1        3,559          -            -
Issuance of 431,879 shares of  Common  Stock
   upon exercise of  stock options and 14,934
   shares  upon exercise of warrant.                    -        3,029          -            -
Net change in unrealized gains (losses)  on
   marketable securities                                -            -          -            -
Net change in cumulative translation adjustment         -            -          -            -
Net income                                              -            -          -            -
                                               ----------- ------------  ---------  -----------
Balances at December 31, 1997                          26      175,749          -            -
Adjustment to conform fiscal year of  pooled entity
   Synteni (including issuance of
   337,271 shares of  common stock)                     -        3,732          -       (1,658)
Issuance of 423,030 Common Stock  upon
   exercise of stock options; 38,944 shares issued
   under ESPP                                           1        4,748          -            -
Issuance of  976,130 shares of Common Stock in
   purchase of Hexagen  Limited                         1       23,438          -            -
Tax benefit from employee stock transactions            -        1,525          -            -
Amortization of deferred compensation                   -            -          -          449
Net change in unrealized gains (losses) on
   marketable securities                                -            -          -            -
Repayment of receivable from shareholder                -            -          -            -
Change in cumulative translation adjustment             -            -          -            -
Net income                                              -            -          -            -
                                               -----------  -----------  ---------  -----------
Balances at December 31, 1998                   $      28  $   209,192   $      -   $   (1,209)
                                               =========== ============ ==========  ===========


                                                             ACCUMULATED
                                               RECEIVABLE       OTHER                        TOTAL
                                                  FROM      COMPREHENSIVE   ACCUMULATED  STOCKHOLDERS'
                                              STOCKHOLDER      INCOME         DEFICIT       EQUITY
                                             -------------  -------------  -------------  ------------
Balances at January 1, 1996                   $         -   $         33   $    (29,761)  $    47,605

Issuance of 457,296 shares of  Common  Stock
   upon exercise of  Stock options and  299,398
   shares upon exercise of warrant.                     -              -              -         1,582
Issuance of 249,200 common stock  previously
   subscribed                                           -              -              -             -
Issuance of 146,342 shares of  Common Stock  in
   exchange of  Combion, Inc                            -              -              -         3,000
Amortization of deferred compensation                   -              -              -            29
Net change in unrealized gains (losses)  on
   marketable securities                                -           (106)             -          (106)
Net loss                                                -              -         (7,276)       (7,276)
                                             -------------  --------------  -------------  ---------------
Balances at December 31, 1996                           -            (73)       (37,037)       44,834
Issuance of 2,755,426 shares of  Common   Stock,
   net of expenses and  underwriters' fees of $5,065    -              -              -        87,242
Issuance of 462,434 shares of Common  Stock,
   net of expenses of   $41                             -              -              -         3,560
Issuance of 431,879 shares of  Common  Stock
   upon exercise of  stock options and 14,934
   shares  upon exercise of warrant.                    -              -              -         3,029
Net change in unrealized gains (losses)  on
   marketable securities                                -            127              -           127
Net change in cumulative translation adjustment         -              2              -             2
Net income                                              -              -          6,908         6,908
                                             -------------  -------------  -------------  ------------
Balances at December 31, 1997                           -             56        (30,129)      145,702
Adjustment to conform fiscal year of  pooled entity
  Synteni (including issuance of  337,271 shares
  of  common stock)                                   (49)             -         (1,744)          281
Issuance of 423,030 Common Stock  upon
   exercise of stock options;  38,944 shares
   issued under ESPP                                    -              -              -         4,749
Issuance of  976,130 shares of Common Stock in
   purchase of Hexagen  Limited                         -              -              -        23,439
Tax benefit from employee stock transactions            -              -              -         1,525
Amortization of deferred compensation                   -              -              -           449
Net change in unrealized gains (losses) on
   marketable securities                                -            338              -           338
Repayment of receivable from shareholder               16              -              -            16
Change in cumulative translation adjustment             -           (404)             -          (404)
Net income                                              -              -          3,472         3,472
                                             -------------  -------------  -------------  ------------
Balances at December 31, 1998                $        (33)  $        (10)  $    (28,401)  $   179,567
                                             =============  =============  =============  ============

                                               See accompanying notes



                          INCYTE PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                 1998       1997       1996
                                               ----------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                         $   3,472   $  6,908   $ (7,276)
     Adjustments to reconcile net income
         (loss)to net cash provided by
         operating activities:
         Depreciation and amortization            17,827     10,633      6,529
         Non-cash portion of the charge
              for the purchase of in-process
              research and development            10,978          -      3,000
         Losses in joint venture                   1,474        300          -
         Adjustment to conform fiscal year
              of pooled entity                       278          -          -
         Changes in certain assets and liabilities:
              Accounts receivable                  5,885    (18,451)     5,174
              Prepaid expenses and other assets   (5,280)    (3,495)    (2,074)
              Accounts payable                     1,773      1,028      2,430
              Accrued and other current
                  liabilities                      1,826     14,404     10,143
              Deferred revenue                    (2,000)     6,660        601
                                               ----------  ---------  ---------
Net cash provided by operating activities         36,233     17,987     18,527
                                               ----------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                        (30,710)   (27,225)   (20,453)
     Long-term investments                        (7,145)    (8,537)      (313)
     Purchase of Hexagen (net of cash received)   (3,977)         -          -
     Transfer to restricted cash                       -     (6,000)         -
     Proceeds from sale of assets leased back
         under operating leases                        -      1,696          -
     Purchases of marketable securities          (98,512)   (53,464)   (16,526)
     Sales of marketable securities               88,081      8,515          -
     Maturities of marketable securities           6,900     18,225     16,336
                                               ----------  ---------  ---------
Net cash used in investing activities            (45,363)   (66,790)   (20,956)
                                               ----------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock        4,749     93,831      1,582
     Proceeds from capital leases and note
         payable                                       -      1,000          -
     Principal payments on capital lease
         obligations and note payable               (781)       (46)      (121)
     Proceeds from repayment of receivable
         from shareholders                            16          -          -
                                               ----------  ---------  ---------
Net cash provided by financing activities          3,984     94,785      1,461
                                               ----------  ---------  ---------

Effect of exchange rate on cash and cash
     equivalents                                    (404)         -          -

Net increase (decrease) in cash and cash
     equivalents                                  (5,550)    45,982       (968)
Cash and cash equivalents at beginning of period  55,598      9,616     10,584
                                               ----------  ---------  ---------
Cash and cash equivalents at end of period     $  50,048   $ 55,598   $  9,616
                                               ==========  =========  =========

                                   (Continued)
                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (in thousands)


                                                    YEAR ENDED DECEMBER 31,
                                                 1998      1997      1996
                                               --------  --------  --------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
     Interest paid                             $   138   $    16   $    17
                                               ========  ========  ========
     Taxes paid                                $   705   $   252   $     -
                                               ========  ========  ========


CASH FLOW FOR ACQUISITION OF HEXAGEN
     Tangible assets acquired
         (excluding $1,023 cash received)      $ 3,025
     Purchased in-process R&D                   10,978
     Goodwill and other intangible
          assets acquired                       17,553
     Acquisition costs incurred                 (1,029)
     Liabilities assumed                        (3,112)
     Common stock issued                       (23,438)
                                               --------
     Cash paid for acquisition (net of
          $1,023 cash received)                $ 3,977
                                               ========









                             See accompanying notes

                             INCYTE  PHARMACEUTICALS,  INC.
                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  1.     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization and Business. Incyte Pharmaceuticals, Inc. (the "Company") was incorporated in Delaware in April 1991. The Company designs, develops, and markets genomic information-based tools including database products, genomic data management software tools, microarray-based gene expression services and genomic reagents and related services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based tools used by pharmaceutical and biotechnology companies in drug discovery and development.

Principles of Consolidation. The consolidated financial statements include the accounts of Incyte Pharmaceuticals, Inc., and its wholly owned subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

In September 1998, the Company completed the acquisition of Hexagen Limited ("Hexagen"), which was accounted for as a purchase. The Company issued 976,130 shares of the its common stock and $5.0 million in cash in exchange for all of Hexagen's outstanding capital stock. In addition, the Company assumed Hexagen's outstanding stock options, which if fully vested and exercised, would amount to 125,909 shares of common stock. The consolidated financial statements discussed herein reflect the inclusion of the results of Hexagen from the date of acquisition, September 21, 1998.

In January 1998, the Company issued shares of common stock in exchange for all of the capital stock of Synteni, Inc. ("Synteni"). The merger has been accounted for as a pooling of interests and, accordingly, the Company's financial statements and financial data for all periods have been retroactively restated to include the accounts and operations of Synteni since inception. Synteni's fiscal year ends on September 30. Synteni's results of operations for the period from October 1, 1997 to December 31, 1997 were recorded directly in retained earnings in 1998.

In August 1996, the Company acquired Combion, Inc. ("Combion") for shares of the Company's Common Stock. The acquisition of Combion has been accounted for as a purchase, and the consolidated financial statements discussed herein reflect the inclusion of the results of Combion from the date of acquisition, August 15, 1996.

In July 1996, the Company issued shares of its common stock in exchange for all of the outstanding shares of Genome Systems, Inc. ("Genome Systems"). The transaction has been accounted for as a pooling of interests, and the consolidated financial statements discussed herein and all historical financial information have been restated to reflect the combined operations of both companies. See Note 9

Reclassifications.  Certain  reclassifications   were  made  to  prior  periods'
balances  to  conform  with  the  1998  presentation.

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

Concentrations of Credit Risk. Cash, cash equivalents, and short-term investments, trade receivables, and long term strategic investments are financial instruments which potentially subject the Company to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. The Company primarily invests its excess available funds in notes and bills issued by the U.S. government and its agencies and corporate debt securities and, by policy, limits the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. Government. The Company's customers are pharmaceutical, biotechnology and agricultural companies which are typically located in the United States and Europe. The Company has not experienced any credit losses to date and does not require collateral on receivables. The Company's long-term investments represent equity investments in a number of companies whose businesses may be complementary to the Company's business. The Company evaluates the long-term investments quarterly for impairment, and to date has not incurred a material impairment related to these investments. (See Long-Term Investments)

Cash and Cash Equivalents. Cash and cash equivalents are held in U.S. and U.K. banks or in custodial accounts with U.S. and U.K. banks. Cash equivalents are defined as all liquid investments with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk. All other investments are reported as marketable securities - available-for-sale.

Restricted Cash. Restricted cash at December 31, 1997 consists of cash held in an escrow account which was disbursed to the Company's joint venture, diaDexus, LLC ("diaDexus"), in 1998 in accordance with the joint venture agreement (see Joint Venture and Note 8).

Marketable Securities Available-for-Sale. All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in interest and other income/expense. The cost of securities is sold is based on the specific identification method.

The following is a summary of the Company's investment portfolio, excluding the Company's investment in diaDexus and including cash equivalents of $26,203,000 and $40,064,000 as of December 31, 1998 and 1997, respectively.


                                                                   NET
                                                                UNREALIZED   ESTIMATED
                                                    AMORTIZED     GAINS        FAIR
                                                      COST       (LOSSES)     VALUE
                                                   -----------  -----------  --------
DECEMBER 31, 1998
U.S. Treasury notes and other U.S. government and
   agency securities                               $    72,635  $       210  $ 72,845
Corporate debt securities                               14,543            -    14,543
Long term equity investments                            12,245          182    12,427
                                                   -----------  -----------  --------
                                                   $    99,423  $       392  $ 99,815
                                                   ===========  ===========  ========

DECEMBER 31, 1997
U.S. Treasury notes and other U.S. government and
   agency securities                               $    53,951  $        47  $ 53,998
Corporate debt securities                               30,543            -    30,543
Floating rate notes                                     13,013            7    13,020
Long term equity investments                             5,100            -     5,100
                                                   -----------  -----------  --------
                                                   $   102,607  $        54  $102,661
                                                   ===========  ===========  ========



At December 31, 1998 and 1997, all of the Company's investments are classified as short-term, as the Company has classified its investments as available for sale and may not hold its investments until maturity in order to take advantage of market conditions. At December 31, 1998, marketable securities with a market value of $46,355,000 and an amortized cost of $46,227,000 had maturities under a year and marketable securities with a market value of $41,033,000 and an amortized cost of $40,958,000 had maturities over a year, but less than two years. Unrealized losses were not material and have therefore been netted against unrealized gains. Net realized gains of $380,000 from sales of marketable securities were included in Interest and Other Income in 1998 and net realized losses of $25,000 losses from sales of marketable securities were included in Interest and Other Expense in 1997.

Accounts Receivable. Accounts receivable at December 31, 1998 and 1997 included an allowance for doubtful accounts of $434,000 and $225,000, respectively.

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


                                                    DECEMBER 31,
                                                  1998     1997
                                                --------  -------

Office equipment                                $  3,577  $ 2,588
Laboratory equipment                              25,665   18,939
Computer equipment                                35,209   22,168
Leasehold improvements                            26,026   14,495
                                                --------  -------
                                                  90,477   58,190
Less accumulated depreciation and amortization    36,048   20,120
                                                --------  -------
                                                $ 54,429  $38,070
                                                ========  =======


Depreciation expense, including depreciation expense of assets under capital leases, was $13,420,000, $8,758,000, and $5,298,000, for 1998, 1997, and 1996,
respectively. Amortization of leasehold improvements was $3,343,000, $2,260,000, and $1,061,000 for 1998, 1997, and 1996, respectively.

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

Long-Term Investments. The Company has made equity investments in a number of companies whose businesses may be complementary to the Company's business. The Company accounts for its investment in diaDexus ($8,226,000 and $9,700,000 at December 31, 1998 and 1997, respectively) under the equity method of accounting (see Joint Venture and Note 10 ). All investments in which the shares are freely tradable or become freely tradable within one year of the balance sheet date are accounted for in accordance with SFAS 115, with unrealized gains and losses being reported as a separate component of stockholders' equity. In all other cases, the cost method of accounting is used. The Company holds less than 10% of each long-term investment and does not exert significant influence over these investments.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets were generated in the acquisition of Hexagen. Goodwill is being amortized on a straight line basis over 8 years and the other intangible assets of developed technology and assembled workforce are being amortized on a straight line basis over 5 and 3 years, respectively.

Software Costs. In accordance with the provisions of the Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company has capitalized software development costs incurred in developing certain products once technological feasibility of the products has been determined. The Company recorded capitalized software, net of amortization of $6,315,000 and $2,987,000 at December 31, 1998 and 1997, respectively, and recorded amortization of capitalized software of $1,379,000, $391,000 and none for the years ended December 31, 1998, 1997 and 1996, respectively

Accumulated Other Comprehensive Income. Accumulated Other Comprehensive Income consists of the following at December 31:


                                           1998   1997
                                           -----  ----
Unrealized gains on marketable securities   392     54
Cumulative Translation Adjustment          (402)     2
                                           -----  ----
                                            (10)    56
                                           =====  ====


Revenue Recognition. The Company recognizes revenue for database collaboration agreements evenly over the term of each agreement. Revenue is deferred for fees received before earned. Revenues from custom orders, such as contract sequencing, and reagents are recognized upon completion and shipment. Revenues from genomic screening services are recognized upon completion. Revenue from gene expression microarray services includes; technology access fees, which are generally recognized ratably over the access term; capacity ramp up charges, which are recognized ratably as capacity is increased; and usage fees which are recognized at the completion of key stages in the performance of the service, in proportion to costs incurred. Generally, software revenue is allocated between license fees and maintenance fees, in accordance with SOP 97-2, with the license revenue being recognized upon installation, and maintenance fees recognized evenly over the maintenance term.

Stock-Based Compensation. The Company accounts for stock option grants to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company currently grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant, and therefore records no compensation expense. Prior to the merger with Incyte, Synteni recorded deferred compensation of $1,658,000 for options issued to employees with an exercise price below the fair market value of the underlying stock. The amount is being amortized over the vesting period of the options issued.

Advertising Costs. All costs associated with advertising products are expensed in the year incurred. Advertising expense for the years ended December 31, 1998, 1997, and 1996 were $1,092,000, $772,000, and $573,000, respectively.

Joint Venture. In September 1997, the Company formed a joint venture, diaDexus, LLC with SmithKline Beecham Corporation ("SB"), which will utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company and SB each hold a 50 percent equity interest in diaDexus and the Company accounts for the investment under the equity method. See Note 10

New Pronouncements In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. ("SFAS 133"). This statement is effective for fiscal years beginning after June 15, 1999. SFAS 133 established standards for reporting derivative instruments and hedging activities. Application of SFAS 133 will have no impact on the consolidated financial position or results of operations as currently reported.

NOTE  2.  DATABASE  AND  MICROARRAY  AGREEMENTS

As of December 31, 1998, the Company had entered into database collaboration agreements with twenty-two pharmaceutical, biotechnology and agricultural companies. Over 78% of revenues in 1998 were derived from such collaborations. Each collaborator has agreed to pay, during the term of the agreement, annual fees to receive non-exclusive access to selected modules of the Company's databases. In addition, if a customer develops certain products utilizing the Company's technology and proprietary database information, milestone and royalty payments could potentially be received by the Company. The loss of revenues from any individual database agreement, if terminated or not renewed, could have an adverse impact on the Company's results of operations, although it is not anticipated to have a material adverse impact on the Company's business or financial condition.

The Company has also entered into microarray production agreements with pharmaceutical, biotechnology and agricultural companies. The agreements range from small volume pilot agreements to large volume production agreements. The large volume production agreements require an up front technology access fee that entitles the customer to order products and services at set prices over the term of the agreement.

One of the collaborators contributed 12% of the Company's total revenues in 1998. No collaborators individually contributed more than 10% of the Company's total revenues in 1997. Over 90% of the revenues in 1996 were derived from ten collaborators, three of which individually contributed more than 10% of the total, or approximately 37% in the aggregate.

NOTE  3.  COMMITMENTS

At December 31, 1998, the Company had signed noncancelable operating leases on multiple facilities, including facilities in Palo Alto and Fremont, California, St. Louis, Missouri and Cambridge, England. The leases expire on various dates ranging from March 1999 to March 2009. Rent expense for the years ended December 31, 1998, 1997, and 1996, was approximately $5,218,000, $3,490,000, and
$1,675,000,  respectively.

The Company had laboratory and office equipment with a cost of approximately $2,334,000 and $189,000 at December 31, 1998 and 1997, respectively, and related accumulated amortization of approximately $177,000 and $136,000 at December 31, 1998 and 1997, respectively, under capital leases. These leases are secured by the equipment leased thereunder.

At December 31, 1998, future noncancelable minimum payments under the operating and capital leases and notes payable were as follows:



                                                           CAPITAL LEASES
                                             OPERATING          AND
                                               LEASES       NOTE PAYABLE
                                         ----------------  --------------
Year ended December 31,                           (in thousands)
 1999                                    $         10,912  $        1,457
 2000                                              10,567             702
 2001                                               9,708             199
 2002                                               7,958               -
 2003                                               6,326               -
 Thereafter                                        27,123               -
                                         ----------------  --------------
Total minimum lease payments             $         72,594           2,358
                                         ================
Less amount representing interest                                     425
                                                           --------------
Present value of minimum lease payments                             1,933
Less current portion                                                1,137
                                                           --------------
Non-current portion                                        $          796
                                                           ==============



In July 1997, Synteni obtained $1,000,000 in debt financing secured by its property and equipment. The loan is repayable in 48 equal monthly installments commencing on September 1, 1997 and carries an annual interest rate of 9%. In connection with the financing, Synteni issued a warrant to purchase 2,569 shares of common stock, exercisable for a period of seven years from the date of issue at an exercise price of $7.79 per share. Using the Black-Scholes model to determine the fair market value of the warrant, management has determined that such fair value is nominal.


In July 1997, the Company entered into a multi-year lease with respect to a 95,000 square foot building to be constructed adjacent to the Company's Palo Alto headquarters. The term of the lease is twelve years at an approximate annual rent of $3.4 million. The Company's share of tenant improvements is estimated to be between $10.0 million and $15.0 million, of which approximately $6.8 million has been expended through December 31, 1998.

The Company has entered into a number of research and development alliances with companies and research institutions. These agreements provide for the funding of research activities by the Company and the possible payment of milestones, license  fees,  and,  in  some  cases,  royalties.  As  part  of a collaborative agreement with Oxford GlycoSciences plc ("OGS") relating to the joint development of a proteomics database, the Company has agreed to reimburse up to $5.0 million in 1999 if OGS' revenues are not sufficient to offset expenses for services rendered. The Company's commitments under any other of these agreements do not represent a significant expenditure in relation to the Company's total research and development expense.

NOTE  4.  STOCKHOLDERS'  EQUITY

Common Stock. At December 31, 1998, the Company had reserved a total of 5,996,589 shares of its Common Stock for issuance upon exercise of outstanding stock options and purchases under the Employee Stock Purchase Plan described below. In October 1997, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend paid on November 7, 1997 to holders of record on October 17, 1997. All share and per share data have been adjusted retroactively to reflect the split.

On May 21, 1997, the Company's stockholders approved an increase in the number of shares authorized for issuance from 20,000,000 to 75,000,000.

Sales of Stock. In August 1997, the Company completed a follow-on public stock offering and issued 2,755,426 shares of common stock, including 355,426 shares covered by the exercise of the underwriters' over-allotment option, at $33.50 per share. Net proceeds from this offering were approximately $87.2 million after deducting the underwriting discount and offering expenses.

Stock Compensation Plans. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost, excluding options issued by Synteni prior to the merger, has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's pro forma net loss in 1998, 1997 and 1996 would have been approximately $7.4 million, $0.5 million and $11.0 million, respectively. The Company's pro forma basic and diluted net loss per share in 1998, 1997 and 1996 would have been $0.27 per share, $0.02 per share and $0.49 per share, respectively. The weighted average fair value of the options granted during 1998, 1997 and 1996 are estimated at $16.59, $14.66 and $9.44 per share, respectively, on the date of grant, using the Black-Scholes multiple-option pricing model with the following assumptions: dividend yield 0%, 0% and 0%, volatility of 57%, 56% and 55%, risk-free interest rate with an average of 5.06%, 6.05% and 6.10%, and an average expected life of 3.79, 3.37 and 3.25 years, for 1998, 1997 and 1996, respectively. The average fair value of the employees' purchase rights under the Employee Stock Purchase Plan during 1998 and 1997 is estimated at $12.15 and $11.86, respectively, on the date of grant, using the Black-Scholes multiple-option pricing model with the following assumptions: dividend yield 0% and 0%, volatility of 57% and 56%, risk free interest rate of 4.75% and 5.64%, and an expected life of 6 months, respectively.

As FASB 123 is only applicable to options granted after December 31, 1994, the pro forma effect was not fully reflected until 1998. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and option life. Because the Company's employee stock options have characteristics significantly different from those of traded options, because changes in the subjective input assumptions can materially affect the fair value estimate, and because the Company has a relatively limited history with option behavior, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Summaries of stock option activity for the Company's three fixed stock option plans as of December 31, 1998, 1997 and 1996, and related information for the years ended December 31 are included in the plan descriptions below.

1991 Stock Plan. In November 1991, the Board of Directors adopted the 1991 Stock Plan (the "Stock Plan"), which was amended and restated in 1992, 1995, 1996 and 1997 for issuance of common stock to employees, consultants, and scientific advisors. Options issued under the plan shall, at the discretion of the compensation committee of the Board of Directors, be either incentive stock options or nonstatutory stock options. The exercise prices of incentive stock options granted under the plan are not less than the fair market value on the date of the grant, as determined by the Board of Directors. The exercise prices of nonstatutory stock options granted under the plan cannot be less than 85% of the fair market value on the date of the grant, as determined by the Board of Directors. Options generally vest over four years, pursuant to a formula determined by the Company's Board of Directors, and expire after ten years. On May 21, 1997, the Company's stockholders approved an increase in the number of shares of Common Stock reserved for issuance under the plan from 4,000,000 to 4,800,000. On June 15, 1998, the Company's stockholders approved an increase in the number of shares of Common Stock reserved for issuance under the plan from 4,800,000 to 6,300,000.

1996 Synteni Stock Plan. In December 1996, Synteni's board of directors approved and adopted the 1996 Equity Incentive Plan ("Synteni Plan"). Under the Synteni Plan, Synteni could grant incentive stock options, nonstatutory stock options, stock bonuses or restricted stock purchase rights to purchase the aggregate equivalent of 436,100 shares of Incyte Common Stock. Incentive stock options could be granted to employees and nonstatutory options and rights to purchase restricted stock may be granted to employees, directors or consultants at exercise prices of no less than 100% and 85%, respectively, of the fair value of the common stock on the grant date, as determined by the board of directors. Options could be granted with different vesting terms from time to time and options expire no more than 10 years after the date of grant. All outstanding options at the time of the merger with Incyte were converted to options to purchase Incyte Common Stock, and the Synteni Plan was terminated.

Activity  under  the  combined  plans  was  as  follows:


                                                      SHARES SUBJECT TO
                                                     OUTSTANDING OPTIONS
                                                                WEIGHTED
                                         SHARES                 AVERAGE
                                       AVAILABLE                EXERCISE
                                       FOR GRANT       SHARES   PRICE
                                      -------------  ----------  ------
Balance at January 1, 1996                 590,782   2,472,668     6.56
Additional authorization                   800,000           -        -
Options granted                         (1,052,300)  1,052,300    19.75
Options exercised                                -    (446,556)    3.54
Options canceled                           140,326    (140,326)    8.38
                                      -------------  ----------  ------
Balance at December 31, 1996               478,808   2,938,086    11.63
Additional authorization                   800,000           -        -
Shares authorized under Synteni Plan       436,100           -        -
Options granted                         (1,159,508)  1,159,508    25.56
Options exercised                                -    (408,171)    7.27
Options canceled                           109,398    (109,398)   19.27
                                      -------------  ----------  ------
Balance at December 31, 1997               664,798   3,580,025    16.46
Additional authorization                 1,500,000           -        -
Options granted                         (1,002,834)  1,002,834    28.70
Options exercised                                -    (421,010)    8.52
Options canceled                           207,763    (207,763)   30.73
Termination of Synteni Plan                (88,280)          -        -
                                      -------------  ----------  ------
Balance at December 31, 1998             1,281,447   3,954,086   $19.66
                                      =============  ==========  ======



Included in the above table, in the 1998 activity, were stock options issued by Synteni to purchase 89,587 Incyte equivalent common shares at a weighted average exercise price of $1.49, in the period from October 1, 1997 to December 31, 1997. The Company recorded $1,658,000 of deferred compensation related to these options, which is being amortized over the vesting period of the options.


Options to purchase a total of 2,447,539; 2,145,403 and 2,914,596 shares at December 31, 1998, 1997 and 1996, respectively, were exercisable. Of the options exercisable, 1,851,549; 1,197,542 and 803,004 shares were vested at December 31, 1998, 1997 and 1996, respectively.

Non-Employee Directors' Stock Option Plan. In August 1993, the Board of Directors approved the 1993 Directors' Stock Option Plan (the "Directors' Plan"), which was amended in 1995. The Directors' Plan provides for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company. The maximum number of shares issuable under the Directors' Plan is 400,000.

The Directors' Plan provides immediate issuance of options to purchase an initial 40,000 shares of Common Stock to each new non-employee director joining the Board. The initial options are exercisable in five equal annual installments. Additionally, members who continue to serve on the Board will receive annual option grants for 10,000 shares exercisable in full on the first anniversary of the date of the grant. All options are exercisable at the fair market value of the stock on the date of grant. Through December 31, 1998, the Company had granted options under the Directors' Plan to purchase 287,500 shares of Common Stock at a weighted average exercise price of $11.18 (267,500 and 227,500 shares of Common Stock at a weighted average exercise price of $8.71 and $5.37 at December 31, 1997 and 1996, respectively); 241,500 shares are vested and exercisable at December 31, 1998 (171,500 and 141,500 shares were vested and exercisable at December 31, 1997 and 1996, respectively). To date, no options under the Director's Plan have been exercised or canceled. The Directors' Plan was amended in March 1998 by the Board of Directors to eliminate the grant referred to above to each new non-employee director and to reduce the annual grants from 10,000 shares to 5,000 shares.

The following table summarizes information about stock options outstanding at December 31, 1998, for the 1991 Stock Plan, the 1993 Directors' Stock Option Plan and the Synteni 1996 Equity Incentive Plan



                          OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                  -----------------------------------  ---------------------------------
                                       WEIGHTED       WEIGHTED               WEIGHTED
                                       AVERAGE         AVERAGE                AVERAGE
   RANGE OF            NUMBER         REMAINING       EXERCISE    NUMBER     EXERCISE
EXERCISE PRICES     OUTSTANDING   CONTRACTUAL LIFE     PRICE    EXERCISABLE    PRICE
----------------  --------------  -----------------  ---------  -----------  ---------

0.50 - 2.00             471,028               6.07  $    1.21      471,022  $    1.21
2.03 - 7.25             542,577               6.71       5.41      433,648       6.23
7.38 - 8.88             643,808               6.77       8.60      643,808       8.60
9.00 - 19.13            492,043               7.16      15.09      480,043      15.03
19.25 - 20.94           537,690               7.85      20.79      328,087      20.69
21.00 - 31.69           464,818               8.82      26.35      171,111      26.52
32.25 - 35.63           464,728               9.53      34.58       37,803      34.42
36.63 - 42.25           431,400               8.92      37.38      109,464      37.42
43.88 - 47.00           193,500               9.13      44.99       14,053      43.88
                  --------------  -----------------  ---------  -----------  ---------
0.50 - 47.00          4,241,592               7.72  $   19.05    2,689,039  $   12.40
                  ==============  =================  =========  ===========  =========



In  July  1996,  in  connection with the Genome Systems transaction described in
Note 9 below, the Company issued, in exchange for an option to purchase capital stock of Genome Systems, an option to purchase 21,482 shares of Incyte Common Stock at an exercise price of $0.0235 per share. The option was not issued under the provisions of either plan described above. As of December 31, 1998, the option has been exercised in full.

Employee Stock Purchase Plan. On May 21, 1997, the Company's stockholders adopted the 1997 Employee Stock Purchase Plan ("ESPP"). The Company has authorized 400,000 shares of Common Stock for issuance under the ESPP. Each regular full-time and part-time employee is eligible to participate after one year of employment. The Company issued 38,944 shares under the ESPP in 1998, and 361,056 shares remain available for issuance under the ESPP. As of December 31, 1998 and 1997, $162,000 and $238,000, respectively, has been deducted from employees' payroll for the purchase of shares under the ESPP

Stockholders Rights Plan. On September 25, 1998, the Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"), pursuant to which one preferred stock purchase right (a "Right") was distributed for each outstanding share of Common Stock held of record on October 13, 1998. One Right will also attach to each share of Common Stock issued by the Company subsequent to such date and prior to the distribution date defined below. Each Right represents a right to purchase, under certain circumstances, a fractional share of the Company's Series A Participating Preferred Stock at an exercise price of $200.00, subject to adjustment. In general, the Rights will become exercisable and trade independently from the Common Stock on a distribution date that will occur on the earlier of (i) the public announcement of the acquisition by a person or group of 15% or more of the Common Stock or (ii) ten days after commencement of a tender or exchange offer for the Common Stock that would result in the acquisition of 15% or more of the Common Stock. Upon the occurrence of certain other events related to changes in ownership of the Common Stock, each holder of a Right would be entitled to purchase shares of Common Stock, or an acquiring corporation's common stock, having a market value of twice the exercise price. Under certain conditions, the Rights may be redeemed at $0.01 per Right by the Board of Directors. The Rights expire on September 25, 2008

NOTE  5.  INCOME  TAXES

The  provision  for  income  taxes  consists  of  the  following:

                                  YEAR ENDED DECEMBER 31,
                                     1998       1997
                                  ---------  --------
Current
   Federal                        $  2,012   $   533
   Foreign                             165        15
   State                               175         -
                                  ---------  --------
Total provision for income taxes  $  2,352  $    548
                                  =========  ========



No provision or benefit for income taxes was recorded in 1996 due to the Company's net operating loss.

Income  (loss)  before  provision for income taxes consisted of the following:


                1998      1997       1996
              --------  --------  --------
U.S.          $  5,536  $  7,393  $(7,276)
Foreign            288        63        -
              --------  --------  --------
              $  5,824  $  7,456  $(7,276)
              ========  ========  ========



The provision (benefit) for income taxes differs from the federal statutory rate as follows:


                                                      YEAR ENDED DECEMBER 31,
                                                      1998      1997      1996
                                                    --------  --------  --------

Provision (benefit) at U.S. federal statutory rate  $ 2,038   $ 2,610   $(2,547)
State taxes, net of federal benefit                     112         -         -
Use of net operating loss carryforwards              (4,208)   (3,373)        -
Unbenefitted net operating losses                         -     1,225     1,427
Non-deductible purchased    in-process R&D            3,842         -     1,120
Non-deductible acquisition costs                        410         -         -
Other                                                   158        86         -
                                                    --------  --------  --------
Provision for income tax                            $ 2,352   $   548   $     -
                                                    ========  ========  ========


Significant  components  of  the  Company's  deferred tax assets are as follows:

                                                 DECEMBER 31,
                                               1998       1997
                                             ---------  ---------

Deferred tax assets
   Net operating loss carryforwards          $  6,200   $ 10,000
   Research credits                             6,900      4,000
   Capitalized research and development         6,100      1,400
   Accruals and reserves                        2,600      2,000
   Other, net                                   1,200        800
                                             ---------  ---------
Total deferred tax assets                      23,000     18,200
Valuation allowance for deferred tax assets   (23,000)   (18,200)
                                             ---------  ---------
Net deferred tax assets                      $      -   $      -
                                             =========  =========




The valuation allowance for deferred tax assets increased by approximately $4,800,000, $3,300,000, and $2,800,000 during the years ended December 31, 1998,
1997 and 1996. Approximately $5,500,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized,  will  be  allocated  directly  to  contributed  capital.

The Company's management believes the uncertainty regarding the timing of the realization of net deferred tax assets requires a valuation allowance.

As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $17,100,000. The Company also had federal research and development tax credit carryforwards of approximately $4,900,000. The net operating loss carryforwards will expire at various dates, beginning in 2009, through 2018 if not utilized.

Utilization of the net operating losses and credits may be subject to an annual limitation, due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions.

NOTE  6.  NET  INCOME  (LOSS)  PER  SHARE

On December 31, 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128, Earnings per Share, which required the Company to change the method used to compute earnings per share and to restate all prior periods. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):


                                                                      YEAR  ENDED
                                                                       DECEMBER 31,
                                                                1998       1997      1996
                                                             ---------  ---------  --------
Numerator:
 Net income (loss)                                           $  3,472   $  6,908    $(7,276)
                                                             =========  =========  ========

Denominator:
 Denominator for basic net income (loss)
    Per share - weighted-average shares                        26,921     24,300     22,398

 Dilutive potential common shares - stock options               1,978      2,198          -
                                                             ---------  ---------  ---------

       Denominator for diluted net income (loss) per share     28,899     26,498     22,398
                                                             =========  =========  =========

Basic net income (loss) per share                            $   0.13   $   0.28   $  (0.32)
                                                             =========  =========  =========

Diluted net income (loss) per share                          $   0.12   $   0.26   $  (0.32)
                                                             =========  =========  =========




Options and warrants to purchase 654,000 and 3,194,000 shares of common stock were outstanding at December 31, 1998, and 1996, respectively, but were not included in the computation of diluted net income (loss) per share, as their effect was anti-dilutive. There were no such anti-dilutive securities in 1997.

NOTE  7.  DEFINED  CONTRIBUTION  PLAN

The Company has a defined contribution plan covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by the Company, subject to certain limitations. Defined contribution expense for the Company was $709,000, $520,000, and $244,000 in 1998, 1997, and 1996,
respectively.

NOTE  8.  SEGMENT  REPORTING

The Company adopted SFAS 131, Disclosure about Segments of an Enterprise and Related Information, at December 31, 1998. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company's operations are treated as one operating segment, the design, development, and marketing of genomic information-based tools, as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. For the year ended December 31, 1998, the Company recorded revenue from customers throughout the United States and in Canada, Austria, Belgium, France, Germany, Israel, Netherlands, Switzerland, and the United Kingdom. Export revenue for the years ended December 31, 1998, 1997, and 1996 were $33,584,000, $25,694,000, and $9,743,000, respectively.

NOTE  9.  BUSINESS  COMBINATIONS

Acquisitions  accounted  for  under  the  purchase  method  of  accounting

In September 1998, the Company completed the acquisition of Hexagen Limited ("Hexagen"), a privately held SNP discovery company based in Cambridge, England. The Company issued 976,130 shares of its common stock and $5.0 million in cash in exchange for all of Hexagen's outstanding capital stock. In addition, the Company assumed Hexagen's stock options, which if fully vested and exercised, would amount to 125,909 shares of its common stock. The transaction was accounted for as a purchase with a portion of the purchase price, estimated to be approximately $11.0 million, expensed in the third quarter of 1998 as a charge for the purchase of in-process research and development. The remaining portion of the purchase price, approximately $17.6 million, was allocated to goodwill ($16.3 million), developed technology ($0.7 million), and Hexagen's assembled work force ($0.6 million), which are being amortized over 8, 5 and 3 years, respectively.

The Company allocated Hexagen's purchase price based on the relative fair value of the net tangible and intangible assets acquired. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. Hexagen's in-process research and development program consisted of the development of its fSSCP technology for SNP discovery. At the date of the acquisition, Hexagen's research and development program was approximately 80% completed and total continuing research and development commitments to complete the projects were expected to be approximately $1.4 million, and be successfully completed by mid-2000. The value assigned to purchased in-process R&D was determined by estimating the costs to develop Hexagen's purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The rates utilized to discount the net cash flows to their present value were based on Hexagen's weighted average cost of capital. A discount rate of 24.0% was used for valuing the in-process research and development and is intended to be commensurate with Hexagen's corporate maturity and the uncertainties in the economic estimates described above. Additionally, these projects will require maintenance expenditures when and if they reach a state of technological and commercial feasibility. Management believes the Company has positioned itself to complete the research and development program. However, there is risk associated with the completion of the project, which include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets and there is no assurance that the project will meet either technological or commercial success. Failure to complete the development of the fSSCP technology in its entirety, or in a timely manner, could have a material adverse impact on the Company's financial condition and results of operations.

The estimates used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on the financial condition and results of operations of the Company. The results of operations of Hexagen have been included in the consolidated results of the Company from the date of acquisition in September 1998.

Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets

The table below presents the pro forma results of operations and earnings per share for Hexagen and the Company. The transaction is assumed to be completed on January 1, 1998 for the period ended December 31, 1998 and January 1, 1997 for the period ended December 31, 1997.



                                                     1998     1997
                                                   --------  -------

Revenues                                           $134,811  $89,996
                                                   ========  =======
Net income                                         $  7,323  $   271
                                                   ========  =======
Pro forma basic net income per share               $   0.27  $  0.01
                                                   ========  =======
Pro forma diluted net income per share             $   0.25  $  0.01
                                                   ========  =======
Pro forma shares for basic net income per share      27,340   25,276
                                                   ========  =======
Pro forma shares for diluted net income per share    29,459   27,588
                                                   ========  =======



In  August  1996,  the  Company  acquired  all  the  common  stock of Combion, a microarray technology company, in a stock for stock exchange, issuing 146,342 shares of common stock. The acquisition was accounted for as a purchase, with a purchase price of $3.2 million, including transaction fees, and approximately $3.2 million was expensed as a charge for the purchase of in-process research and development. In accordance with APB Opinion No. 16, the Company allocated the purchase price to assets and liabilities based on the estimated fair value of the net tangible and intangible assets. In performing this allocation, the Company considered, among other factors, the technology research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the time of acquisition, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks. Combion's in-process research and development program consisted of the development of its microarray technology. Associated risks include the inherent difficulties and uncertainties in completing the in process research and development project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. The estimates used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on the financial condition and results of operations of the Company. Pro Forma results of operations have not been presented because the effect of this acquisition, exclusive of the charge for in-process research and development, was not material to the Company's consolidated results of operations or financial position. The results of operations of Combion have been included in the consolidated results of the Company from the date of acquisition.

Acquisitions  accounted  for  under the pooling of interest method of accounting

In January 1998, the Company issued 2,340,237 shares of common stock in exchange for all of the capital stock of Synteni, a privately held microarray-based genomics company in Fremont, California. Synteni is developing and commercializing technology for generating microarrays and related software and services. The merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements and financial data have been restated to include the accounts and operations of Synteni since inception.

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

The table below presents the separate results of operations for Incyte, Genome Systems, and Synteni prior to the respective mergers. Incyte's results include Genome Systems from August 1996 and Synteni from January 1998.



Revenues:                           1998      1997      1996
                                ---------  --------  --------
   Incyte                       $134,811   $88,351   $40,051
   Genome                              -         -     1,734
   Synteni                             -     1,645       110
                                ---------  --------  --------
                                $134,811   $89,996   $41,895
                                =========  ========  ========

Net income (loss):
   Incyte                       $  4,532   $10,408   $(6,724)
   Genome                              -         -       106
   Synteni                             -    (3,500)     (515)
   Acquisition-related charges    (1,060)        -      (143)
                                ---------  --------  --------
                                $  3,472   $ 6,908   $(7,276)
                                =========  ========  ========



NOTE  10.  JOINT  VENTURE

In September 1997, the Company formed a joint venture, diaDexus, in conjunction with SB, which will utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company and SB each hold a 50 percent equity interest in diaDexus and the Company accounts for the investment under the equity method. Beginning in 1998, the Company's share in diaDexus' net losses was partially offset by the amortization of the excess of the Company's share of diaDexus' net assets over its basis, which was fully amortized in 1998. Through December 31, 1998, the Company has recorded losses from diaDexus of $1,774,000, net of excess of the Company's share of diaDexus' net assets over its basis. At December 31, 1997 a portion of the investment was reflected as restricted cash and in accrued liabilities on the balance sheet as that balance was held in an escrow account. This was disbursed in full to diaDexus in 1998 in accordance with the joint venture agreement. The following is summary of diaDexus' financial information as of December 31, 1998 and 1997, for the year ended December 31, 1998, and the period from inception (September
1997)  through  December  31,  1997 (in  thousands):


                       1998      1997
                     ------    ------
Current assets       $16,866 $  6,625
Total assets          20,215   10,212
Current liabilities    3,565    2,658
Total liabilities      3,681    2,760
Net loss              7,928     548




NOTE  11.  LITIGATION

In January 1998, Affymetrix, Inc. ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware, subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of U.S. patent number 5,445,934 (the "'934 Patent") by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorney's fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni.

In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of the U.S. patent number 5,800,992 (the "'992 Patent") and U.S. patent number 5,744,305 (the "'305 Patent") by both Synteni and Incyte. The complaint alleges that the '305 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte, that the '992 Patent has been infringed by the use of Synteni's and Incyte's GEMTM microarray technology to conduct gene expression monitoring using two-color labeling, and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '305 and '992 Patents and, in addition, Affymetrix seeks a preliminary injunction enjoining Incyte and Synteni from using Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling as described in the '992 patent. A hearing on Affymetrix's request for a preliminary injunction is scheduled for April 30, 1999. No date has been set regarding the trial of any of Affymetrix's other allegations.

In January 1999, the United States Patent and Trademark Office (PTO) notified Incyte of the patentability of claims directed to two-color hybridization licensed exclusively to Incyte. The PTO examiner has agreed with Incyte that certain claims overlap with those of the '992 Patent assigned to Affymetrix.
Therefore, the PTO as recommended that the Board of Patent Appeals and Interferences declare an interference between Incyte's two-color hybridization claims and the corresponding claims in the '992 Patent.

Incyte and Synteni believe they have meritorious defenses and intend to defend the suits vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of these suits. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from these suits due to uncertainty regarding the ultimate outcome. Regardless of the outcome, this litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this suit or the outcome thereof would be made available on commercially acceptable terms, if at all.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                        BALANCE AT   CHARGED TO              BALANCE AT
                                        BEGINNING     COSTS AND                END OF
DESCRIPTION                             OF PERIOD     EXPENSES    DEDUCTIONS   PERIOD
--------------------------------------  -----------  ----------  -----------  --------
                                                  ( in thousands)
Allowance for doubtful accounts - 1996            -           -           -          -
Allowance for doubtful accounts - 1997            -         260         (35)       225
Allowance for doubtful accounts - 1998          225         213          (4)       434

                        REPORT OF INDEPENDENT ACCOUNTANTS


January  15,  1999

To the Board of Directors and Members of diaDexus, LLC


In our opinion, the accompanying balance sheet and the related statements of operations, of changes in members' equity and of cash flows present fairly, in all material respects, the financial position of diaDexus, LLC (a development stage company) at December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998, for the period from inception (September 1997) through December 31, 1997 and for the period from inception (September 1997) through December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

\s\  PricewaterhouseCoopers  LLP

DIADEXUS,  LLC
A  LIMITED  LIABILITY  COMPANY
(A  DEVELOPMENT  STAGE  COMPANY)
BALANCE  SHEET
--------------



                                                                    DECEMBER 31,
                                                                1998          1997
ASSETS
Current assets:
  Cash and cash equivalents                                 $  16,454,000  $  6,540,000
  Prepaid expenses and other current assets                       412,000        85,000
                                                            -------------  -------------
      Total current assets                                     16,866,000     6,625,000

Property and equipment, net                                     3,280,000     3,516,000
Deposits                                                           69,000        71,000
                                                            -------------  -------------

                                                            $  20,215,000  $ 10,212,000
                                                            -------------  -------------

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Due to Members                                            $   2,690,000  $  2,451,000
  Accounts payable                                                239,000             -
  Accrued liabilities                                             636,000       207,000
                                                            -------------  -------------
      Total current liabilities                                 3,565,000     2,658,000

Deferred rent                                                     116,000       102,000
                                                            -------------  -------------
      Total liabilities                                         3,681,000     2,760,000

Commitments (Note 7)

Members' equity:
  Series A preferred capital; 4,400,000 units authorized,
    issued and outstanding                                     10,762,000    14,726,000
  Series B preferred capital; 4,400,000 units authorized,
    issued and outstanding                                      5,762,000     9,726,000
  Common capital; 1,200,000 units
    Authorized; no units issued and outstanding                         -             -
  Additional paid-in capital                                       10,000             -
  Member contributions receivable                                       -   (17,000,000)
                                                            -------------  -------------
      Total Members' equity                                    16,534,000     7,452,000
                                                            -------------  -------------

                                                            $  20,215,000  $ 10,212,000
                                                            -------------  -------------


 The  accompanying  notes  are  an  integral  part  of  these  financial  statements.

DIADEXUS,  LLC
A  LIMITED  LIABILITY  COMPANY
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENT  OF  OPERATIONS
-------------------------


                                              FOR  THE  PERIOD  FROM  INCEPTION
                                YEAR  ENDED      (SEPTEMBER  1997)  THROUGH
                                DECEMBER 31,           DECEMBER 31,
                                    1998            1997          1998
Operating expenses:
  Research and development    $   6,761,000   $     401,000   $ 7,162,000
  General and administrative      1,882,000         279,000     2,161,000
                              --------------  --------------  ------------
    Total operating expenses      8,643,000         680,000     9,323,000

Interest income                     715,000         132,000       847,000
                              --------------  --------------  ------------

Net loss                      $  (7,928,000)  $    (548,000)  $(8,476,000)
                              --------------  --------------  ------------










    The accompanying notes are an integral part of these financial statements.

DIADEXUS,  LLC
A  LIMITED  LIABILITY  COMPANY
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENT  OF  CHANGES  IN  MEMBERS'  EQUITY
FOR  THE  PERIOD  FROM  INCEPTION  (SEPTEMBER  1997)  THROUGH  DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                 SERIES A              SERIES B
                              PREFERRED CAPITAL      PREFERRED CAPITAL
                             UNITS         AMOUNT   UNITS        AMOUNT

Issuance, at inception,
  of Series A Preferred
  units at $3.41 per unit   4,400,000  $15,000,000            - $         -

Issuance, at inception,
  of Series B Preferred
  units at $2.27 per unit           -            -    4,400,000  10,000,000
Net loss                            -     (274,000)           -    (274,000)
                           ----------- ------------  ----------- ------------
Balance at December
   31, 1997                 4,400,000   14,726,000    4,400,000    9,726,000
Proceeds received
  from Members                      -            -            -            -

Issuance of options to
  non-employees                     -            -            -            -

Net loss                            -   (3,964,000)           -   (3,964,000)
                           -----------  -----------  ----------  ------------
Balance at December
  31, 1998                  4,400,000   $10,762,000   4,400,000  $ 5,762,000
                           -----------  -----------  ----------  ------------


                                  ADDITIONAL         MEMBER
                                  PAID-IN         CONTIRUBITON     TOTAL
                                  CAPITAL          RECEIVABLE

Issuance, at inception,
  of Series A Preferred
  units at $3.41 per unit                -        $(11,000,000)    $ 4,000,000

Issuance, at inception,
  of Series B Preferred
  units at $2.27 per unit                -          (6,000,000)      4,000,000

Net loss                                                    -        (548,000)
                                -----------       -------------     ------------
Balance at December 31, 1997                       (17,000,000)     7,452,000

Proceeds received from Members                      17,000,000     17,000,000

Issuance of options to
  non-employees                     10,000                   -         10,000

Net loss                                 -                   -     (7,928,000)
                                -----------       -------------    ------------
Balance at December 31, 1998        10,000                   -     $16,534,000
                                ----------        -------------    ------------


   The accompanying notes are an integral part of these financial statements.

DIADEXUS,  LLC
A  LIMITED  LIABILITY  COMPANY
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENT  OF  CASH  FLOWS
--------------------------

                                                                             <           c>
                                                                      FOR  THE  PERIOD  FROM INCEPTION
                                                          YEAR ENDED     (SEPTEMBER 1997) THROUGH
                                                         DECEMBER 31,            DECEMBER 31,
                                                            1998            1997          1998
Cash flow used in operating activities:
  Net loss                                               $(7,928,000)     $(548,000)    $(8,476,000)
  Adjustments to reconcile net loss to net cash used in
    Operating activities:
      Depreciation                                         1,657,000          2,000       1,659,000
      Loss on disposal of property and equipment              23,000              -          23,000
      Stock-based compensation                                10,000              -          10,000
      Changes in assets and liabilities:
        Prepaid expenses and other current assets           (319,000)       (85,000)       (404,000)
        Accounts payable                                     239,000              -         239,000
        Accrued liabilities                                  244,000        207,000         451,000
        Due to Members                                       132,000        185,000         317,000
        Deposits                                               2,000         (4,000)         (2,000)
        Deferred rent                                         14,000        102,000         116,000
                                                         ------------     ----------     -----------
          Net cash used in operating activities           (5,926,000)      (141,000)     (6,067,000)
                                                         -------------    ----------     -----------

Cash flow used in investing activities for
  Purchases of property and equipment                     (1,160,000)      (272,000)     (1,432,000)
                                                         ------------     ----------     -----------
Cash flow provided by financing activities:
  Proceeds from issuance of Series A Preferred Units               -      2,953,000      13,953,000
  Proceeds from issuance of Series B Preferred Units               -      4,000,000      10,000,000
  Proceeds from Member contributions receivable           17,000,000              -               -
                                                         ------------    -----------    ------------
          Net cash provided by financing activities       17,000,000      6,953,000      23,953,000
                                                         ------------    -----------    ------------

Net increase in cash and cash equivalents                  9,914,000      6,540,000      16,454,000
Cash and cash equivalents at beginning of period           6,540,000              -               -
                                                         ------------    -----------    ------------

Cash and cash equivalents at end of period               $16,454,000     $6,540,000     $16,454,000
                                                         ------------    -----------    ------------

Supplemental disclosure of noncash financing activities:
  Capital contribution of property and equipment         $         -     $1,047,000     $ 1,047,000
                                                         ------------    -----------    ------------

  Construction in-progress funded by a Member             $  106,000     $2,199,000     $ 2,305,000
                                                          -------------- -----------    ------------

  Deposit funded by a Member                              $        -     $   67,000     $    67,000
                                                          --------------  ----------    ------------


   The accompanying notes are an integral part of these financial statements.

DIADEXUS,  LLC
A  LIMITED  LIABILITY  COMPANY
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------
1.     THE  COMPANY  AND  SIGNIFICANT  ACCOUNTING  POLICIES
THE  COMPANY
diaDexus,  LLC  (the  "Company")  was  formed in Delaware as a limited liability company ("LLC") in September 1997 for the purpose of discovery and commercialization of novel molecular diagnostic products. The Company's founders and members ("Members") are SmithKline Beecham Corporation ("SmithKline Beecham") and Incyte Pharmaceuticals, Inc. ("Incyte"). The Company is in the development stage at December 31, 1998, devoting substantially all of its efforts to recruiting personnel, financial planning, establishing its facilities, defining its research and product development strategies and conducting research and development.

In connection with forming the Company, SmithKline Beecham and Incyte entered into several agreements during September 1997, including an Operating Agreement (the "Operating Agreement") and a Master Strategic Relationship Agreement (the "Master Agreement"). The Operating Agreement serves as the Company's by-laws while the Master Agreement documents certain specific matters regarding the operation of the Company. During September 1997, the Company issued 4,400,000
Series A Preferred Units to SmithKline Beecham in exchange for an initial capital contribution of $4.0 million in cash and assets and a contractual commitment for additional cash contributions of $11.0 million, which was received in two installments on April 15 and July 15, 1998. Concurrently, the Company issued 4,400,000 of Series B Preferred Units to Incyte in exchange for an initial capital contribution of $4.0 million in cash and a contractual commitment for additional cash contributions of $6.0 million, which was received in two installments on April 15 and July 15, 1998.

In addition to the above contributions, SmithKline Beecham has granted the Company various exclusive and non-exclusive rights to develop certain diagnostic tests using genes identified by SmithKline Beecham, including genes identified by SmithKline Beecham from the Human Genome Sciences, Inc. collaboration. SmithKline Beecham has also granted the Company an exclusive license for a number of diagnostic tests which are in late stage clinical validation. Incyte has provided the Company with non-exclusive access to certain of its gene sequence and expression databases for various exclusive and non-exclusive rights to diagnostic applications. The Company will pay royalties to Incyte and Human Genome Sciences, Inc. on the sale of certain products developed using their respective proprietary databases. Both SmithKline Beecham and Incyte have also non-exclusively licensed various additional technologies useful in the diagnostic field to the Company. Non-cash assets received as capital contributions have been recorded in amounts equal to the Members' net book value, which was zero for all the property and rights described above.

The LLC will merge into a C corporation at the earliest of (i) the eighteen month anniversary of the Company's formation (March 1999); (ii) any time after January 1, 1999, if the Company's cash balance falls below $2.0 million, or
(iii)  the  mutual  agreement  of  SmithKline  Beecham  and  Incyte.

The Company has incurred a loss of $8,476,000 since inception and expects to incur additional losses in 1999. Management believes that the aggregate amount of cash and cash equivalents on hand at December 31, 1998 will provide sufficient working capital to fund the Company's operations through at least December 31, 1999.

DIADEXUS,  LLC
A  LIMITED  LIABILITY  COMPANY
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)
---------------------------------------------


CASH  AND  CASH  EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1998 consist of a money market investment totaling $16,321,000, the carrying amount of which approximates fair value.

CONCENTRATION  OF  CREDIT  RISK
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in a money market fund with a high-credit quality financial institution.

PROPERTY  AND  EQUIPMENT
Property and equipment are stated at the Company's cost, less accumulated depreciation. Assets contributed by the Members are recorded at amounts equal to the Members' net book value. Depreciation is computed using the straight-line method over the estimated remaining useful lives of the assets, which is generally one to three years. Leasehold improvements are depreciated over the shorter of their useful lives or the term of the lease.

RESEARCH  AND  DEVELOPMENT  EXPENSES
Research  and  development  costs  are  expensed  as  incurred.

EQUITY-BASED  COMPENSATION
The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted, the Company continues to recognize equity-based compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25. The pro forma effect of applying SFAS 123 is described in Note 6 to the financial statements. The Company accounts for options issued to non-employees in accordance with the provisions of SFAS 123.

INCOME  TAXES
No provision or benefit for federal and state income taxes is reported in the financial statements as the Company has elected to be taxed as a partnership. The federal and state income tax effects of the Company's results of operations are recorded by the Members in their respective income tax returns.

USE  OF  ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

DIADEXUS,  LLC
A  LIMITED  LIABILITY  COMPANY
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)
---------------------------------------------
2.     RELATED  PARTY  TRANSACTIONS
Under an Intercompany Services Agreement, SmithKline Beecham and Incyte have agreed to provide the Company with certain services, including legal, financial and research and development. Charges for these services are primarily based on actual costs incurred by each Member and amounted to $159,000 and $26,000 for SmithKline Beecham and Incyte, respectively, during the period from inception (September 1997) to December 31, 1997. Of the total fiscal 1997 charges, $120,000 and $65,000 were included in research and development and general and administrative expense, respectively. During 1998, the Company incurred additional charges of $86,000 and $72,000 from SmithKline Beecham and Incyte, respectively, all of which has been included in research and development.

Additionally, SmithKline Beecham has agreed to pay, on the Company's behalf, certain costs associated with the build-out of the Company's leased facility. Such amounts were included in construction-in-progress at December 31, 1997 and in leasehold improvements and laboratory equipment at December 31, 1998. In 1997, SmithKline Beecham also made a lease deposit on behalf of the Company of $67,000.

In September 1998, the Company entered into a service agreement with SmithKline Beecham and SmithKline Beecham plc. Under the agreement, SmithKline Beecham plc will employ an individual to monitor journals and databases for information on genes and proteins which may be of interest to the Company's research efforts. The term of the agreement is one year, unless otherwise modified by the Company and SmithKline Beecham plc. In consideration for such services, the Company will pay a total of $200,000, of which $50,000 was included in the due to Members balance at December 31, 1998.

In March 1998, the Company entered into a collaboration and license agreement with Incyte and a third party (see Note 3). Through December 31, 1998, no amounts had been recorded relating to this agreement.

At December 31, 1998 and 1997, due to Members consisted of $2,618,000 and $2,425,000, respectively, due to SmithKline Beecham and $72,000 and $26,000, respectively, due to Incyte. The Company's intention is to repay all amounts due to Members during 1999.

DIADEXUS,  LLC
A  LIMITED  LIABILITY  COMPANY
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)
---------------------------------------------

3.     COLLABORATION  AND  LICENSE  AGREEMENTS
In September 1998, the Company entered into a worldwide, exclusive, royalty-bearing license agreement whereby the Company was granted the right to develop, manufacture and sell certain products relating to diagnosis of cervical disease. The Company paid a non-refundable fee of $250,000 upon signing the agreement for access to related technology for a six month evaluation period. The Company is amortizing the initial fee over the six month evaluation period and, at December 31, 1998, approximately $191,000 is included in prepaid expenses. Unless previously terminated by the Company, additional fees totaling $1,750,000 will be due upon the earlier of specified dates or achievement of designated milestones. The Company has the option to terminate the agreement without penalty through the earlier of the successful completion of the predetermined development plan or September 30, 2000. As the Company has not sold or sublicensed any products relating to the license agreement, no royalty obligations have accumulated or been paid through December 31, 1998.

In March 1998, the Company entered into a collaboration and license agreement with Incyte and a third party (collectively, the "Licensor"). The agreement provides the Company access to certain information and databases relating to prostate disease for an initial option period which expires on the later of March 18, 1999 or six months following the completion of certain research activities, as defined. The Company may then, at its option, enter into either an exclusive or a non-exclusive license arrangement with the Licensor. Future consideration for entering into an exclusive license arrangement is $1,000,000 or $500,000 for a non-exclusive license. Additionally, should it choose to obtain either license, the Company will owe the Licensor $100,000 upon approval for sale in certain countries of each product developed as a result of the collaboration and license agreement. The $100,000 payments are creditable against future royalties on sales of the related products. Through December 31, 1998, the Company has not recorded any amounts relating to the collaboration and license agreement.

4.     PROPERTY  AND  EQUIPMENT
Property  and  equipment  consists  of  the  following:


                                           DECEMBER 31,
                                          1998         1997

Leasehold improvements           $   2,111,000   $        -
Laboratory equipment                 1,313,000    1,047,000
Computer equipment and software        599,000      168,000
Furniture and fixtures                 428,000       75,000
Construction-in-progress               477,000    2,228,000
                                 --------------  -----------
                                     4,928,000    3,518,000
Less accumulated depreciation       (1,648,000)      (2,000)
                                 --------------  -----------

                                 $   3,280,000   $3,516,000
                                 --------------  -----------


DIADEXUS,  LLC
A  LIMITED  LIABILITY  COMPANY
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)
---------------------------------------------
5.     MEMBERS'  EQUITY
In accordance with the terms of the Operating Agreement, the rights and preference of the Members, as well as the allocation and distribution of net income or losses, are as follows:

PREFERRED  UNITS
At December 31, 1998 and 1997, the Company had authorized and outstanding 8,800,000 Preferred Units ("Preferred Units"), of which 4,400,000 are designated Series A and 4,400,000 are designated as Series B. Each Preferred Unit is entitled to one vote on all matters, other than the election of the Board of Directors, including Member distributions. The holders of Series A and B Preferred Units are each entitled, upon approval of the majority of the units within each series, to elect two of the five Directors constituting the Board. The fifth Board member is the Company's Chief Executive Officer who was elected by the A/B Members, voting as a class (by vote of the holders of a majority of the Series A and Series B Preferred Units).

In the event the Company makes a distribution, each Preferred Unit has a distribution preference of $11.36 per unit (defined as the "Original Purchase Price"), plus a 15% per annum compounded rate of return (the "Preference Amount") on such Original Purchase Price.

When the Company merges into a C corporation, each Preferred Unit will automatically convert into one share of preferred stock. Each member will also receive 100 shares of common stock upon such conversion.

COMMON  UNITS
At December 31, 1998 and 1997, the Company had authorized 1,200,000 Common Units for issuance in connection with a unit option plan. Common Units have no voting rights and, after payment of the Preference Amount to the Preferred Unit holders, distributions (if any) are allocated ratably among holders of both the Common and Preferred Units. As of December 31, 1998, no units had been issued under the Company's option plan.

ALLOCATION  OF  NET  LOSSES  AND  NET  INCOME
Net losses of the Company are allocated (i) to the members of the Preferred and Common Units in proportion to their relative number of units to the extent that this would not cause such holders to have a capital deficit; (ii) to the extent any holder's capital account would equal zero the loss is allocated to all other holders in proportion to their relative ownership of units until such allocation would cause those holders to have a capital account balance of zero; (iii) thereafter, the remaining loss would be allocated to all holders in proportion to their relative number of units.

Net income of the Company is allocated (i) to the holders of Preferred Units proportionately based on their capital account deficit until all capital accounts are zero; (ii) to the holders of Preferred Units whose capital account is less than any declared but unpaid dividend in proportion to their respective unpaid dividends; (iii) to the holders of Preferred Units whose capital account is less than any unpaid Preference Amount in proportion to such amounts; (iv) to each Common Unit that has a capital account less than any distributed amount in proportion to such amounts; and (v) thereafter, to all holders in proportion to their relative number of units.

DIADEXUS,  LLC
A  LIMITED  LIABILITY  COMPANY
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)
---------------------------------------------

DIVIDENDS
The holders of the Preferred Units are entitled to receive a non-cumulative dividend, if and when declared by the Board, at a rate of 8% per annum of the undistributed Preference Amount attributable to each Preferred Unit, prorated for any partial year, commencing on the first date each Preferred Unit is issued and outstanding. Dividends shall be paid from available cash after approval of at least 75% of the Preferred Unit holders.

LIQUIDATION
In the event of any liquidation of the Company, distributions, if any, will be made to all unit holders in proportion to the positive balance in their respective capital accounts, after giving cumulative effect to all contributions, distributions and allocations for all periods and payment of costs for winding up of the business, payment of debts, and establishment of appropriate reserves.

6.     EMPLOYEE  BENEFIT  PLANS
In January 1998, the Company's Board of Directors adopted the 1997 Incentive Plan (the "1997 Plan") under which 1,200,000 shares of the Company's Common Units ("Units") were reserved for issuance to employees and consultants of the Company. Options granted under the 1997 Plan are for terms not to exceed ten years. If the option is granted to an individual who, at the time of grant, owns a membership interest in the Company representing more than 10% of the voting power of all classes of membership interest of the Company or any parent or subsidiary, the exercise price of the stock option must be at least 110% of the estimated fair value of the Units at the date of grant. Exercise prices of options granted to all other persons must be at least 85% of the estimated fair value of the Units at the date of grant. Options under the 1997 Plan generally vest over four to five years. The 1997 Plan expires in 2008.

Information  regarding  the  Company's  option  activity  is  summarized  below:


                                                        WEIGHTED
                                                        AVERAGE
                              OPTIONS     OPTIONS       EXERCISE
                              AVAILABLE   OUTSTANDING   PRICE

Options authorized            1,200,000             -   $       -
Granted                        (760,500)      760,500        0.36
Canceled                         44,250       (44,250)       0.35
                              ----------  ------------

Balance at December 31, 1998    483,750       716,250        0.36
                              ----------  ------------


DIADEXUS,  LLC
A  LIMITED  LIABILITY  COMPANY
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)
---------------------------------------------

The following table summarizes information about options outstanding and exercisable under the 1997 Plan at December 31, 1998:


                                                    WEIGHTED
                                                    AVERAGE
                                                    REMAINING
                          OPTIONS      OPTIONS      CONTRACTUAL
EXERCISE PRICE PER UNIT   OUTSTANDING  EXERCISABLE  LIFE (YEARS)

0.35                         691,250       11,509          9.18
0.75                          25,000            -          9.85
                          -----------  -----------
                             716,250       11,509          9.20
                          -----------  -----------


Had compensation cost for the Company's option plan been determined based on the fair value at the grant date as prescribed in SFAS 123, the Company's net loss for 1998 would have included an additional $15,000 of compensation expense. The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants during the applicable period: dividend yield of zero percent, risk-free interest rates of 5.4% and a weighted average expected option term of 5 years.

The Company offers its employees a 401(k) plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may defer a portion of their pretax earnings not to exceed certain statutorily specified amounts ($10,000 for calendar year 1998). The Company, at its discretion, may make contributions for the benefit of eligible employees. In 1998, the Company made no contributions under the 401(k) plan.

7.     COMMITMENTS
The Company leases its office facilities under a noncancelable operating lease agreement which expires in September 2002 and contains renewal provisions. Future minimum lease payments under the noncancelable lease at December 31, 1998 are as follows:


YEAR ENDING
DECEMBER 31,

1999                              $  780,000
2000                                 799,000
2001                                 818,000
2002                                 624,000
                                  ----------

    Total minimum lease payments  $3,021,000
                                  ----------


DIADEXUS,  LLC
A  LIMITED  LIABILITY  COMPANY
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)
---------------------------------------------

Rent expense for the year ended December 31, 1998 was $825,000. Rent expense for the period from inception (September 1997) through December 31, 1997 was $310,000.

In 1998, the Company entered into a noncancelable sublease agreement relating to a portion of its leased office facilities. The sublease agreement expires in August 1999. Rental income for the year ended December 31, 1998 was $117,000. Future minimum sublease payments receivable total $129,000 for 1999.

At December 31, 1998, the Company is committed to pay access fees to Incyte of $5.0 million for use of certain of its gene sequence databases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART  III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders to be held on June 8, 1999 (the "Proxy Statement").

     The  executive  officers  of  the  Company  are  as  follows:

     ROY A. WHITFIELD, age 46, has been Chief Executive Officer of the Company since June 1993 and a director since June 1991. Mr. Whitfield served as President of the Company from June 1991 until January 1997 and as Treasurer of the Company from April 1991 until October 1995. Previously, Mr. Whitfield served as the President of Ideon Corporation, which was a majority owned subsidiary of Invitron Corporation ("Invitron"), a biotechnology company, from October 1989 until April 1991. From 1984 to 1989, Mr. Whitfield held senior operating and business development positions with Technicon Instruments Corporation ("Technicon"), a medical instrumentation company, and its predecessor company, CooperBiomedical, Inc., a biotechnology and medical diagnostics company. Prior to his work at Technicon, Mr. Whitfield spent seven years with the Boston Consulting Group's international consulting practice. Mr. Whitfield received a B.S. with First Class Honors in mathematics from Oxford University, and an M.B.A. with Distinction from Stanford University. Mr. Whitfield is a director of Aurora Biosciences Corporation.

     RANDAL W. SCOTT, PH.D., age 41, has been President of the Company since January 1997. He has served as Chief Scientific Officer of the Company since March 1995, Secretary of the Company since April 1991, and a director since June 1991. Dr. Scott served as Executive Vice President of the Company from March 1995 until January 1997 and Vice President, Research and Development of the
Company from April 1991 until February 1995. Dr. Scott was one of Invitron's founding scientists and was employed by Invitron from March 1985 to June 1991. In 1987, Dr. Scott started the Protein Biochemistry Department at Invitron's California Research Division and became Senior Director of Research in November 1988. Dr. Scott was responsible for developing Invitron's proprietary products and discovery programs and is an inventor of several of the Company's patents. Prior to joining Invitron, he was a Senior Scientist at Unigene Laboratories, a biotechnology company. Dr. Scott received his Ph.D. in Biochemistry from the University of Kansas.

     DENISE M. GILBERT, PH.D., age 41, has been Executive Vice President, Chief Financial Officer and Treasurer of the Company since October 1995. From July 1993 to October 1995 Dr. Gilbert was Vice President and Chief Financial Officer of Affymax N.V., a biopharmaceutical company. Prior to joining Affymax, Dr. Gilbert spent seven years as a Wall Street biotechnology analyst, serving as a Managing Director of Smith Barney from July 1991 to July 1993, Vice President at NatWest Securities from July 1990 to July 1991, and senior analyst at Montgomery Securities from July 1986 to July 1990. Dr. Gilbert received her B.A. in Biological Sciences from Cornell University and Ph.D. in Cell and Developmental Biology from Harvard University.


ITEM  11.    EXECUTIVE  COMPENSATION

     The information required by this item is incorporated by reference from the information under the captions "Election of Directors-Compensation of Directors," "Executive Compensation," and "Report of the Compensation Committee of the Board of Directors on Executive Compensation-Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information under the captions "Election of Directors - Compensation of Directors," "Executive Compensation," and "Report of the Compensation Committee of the Board of Directors on Executive Compensation - Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.


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

     PART  IV


ITEM  14.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)     DOCUMENTS  FILED  AS  PART  OF  THIS  REPORT:

          (1)     Financial  Statements

Reference is made to the Index to Consolidated Financial Statements of Incyte Pharmaceuticals, Inc. and the Index to Financial Statements of diaDexus, LLC, a Limited Liability Company, under Item 8 of Part II hereof.

          (2)     Financial  Statement  Schedules

The following financial statement schedule of Incyte Pharmaceuticals, Inc. is filed as part of this Form 10-K in included in Item 8 of Part II:

Schedule II- Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1998.

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

          (3)     Exhibits

See Item 14(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

     (B)     REPORTS  ON  FORM  8-K.

The Company filed one report on Form 8-K during the fiscal quarter ended December 31, 1998, as follows:

i) Current Report on Form 8-K, filed on October 6, 1998, reporting under Item 2 the completion of the acquisition of Hexagen Limited effective September 21, 1998, as amended by Form 8-K/A filed on December 4, 1998 to file under Item 7 of Form 8-K certain financial statements and information required thereunder.

(C)     EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
--------  ---------------------------------------------------------------
2.1       Agreement and Plan of Merger dated as of December 23, 1997 among Incyte Pharmaceuticals, Inc., Bond Acquisition Corp.
          and Synteni, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 22,
          1998 (File No. 0-27488)).
2.2       Share Purchase Agreement, dated as of September 21, 1998, by and among Incyte Pharmaceuticals, Inc., Hexagen Limited and the shareholders of Hexagen Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K
          dated September 21, 1998 (File No. 0-27488)).
3(i)      Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration
          Statement on Form S-3 (File No. 333-31307)).
3(i)(a)   Certificate of Designation of Series A Participating Preferred
          Stock.
3(ii)     Bylaws of the Company, as amended (incorporated by
          reference to Exhibit 4.2 to the Company's Registration
          Statement on Form S-3 (File No. 333-31307)).
4.1       Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's Registration
          Statement on Form S-1 (File No. 33-68138)).
4.2       Rights Agreement dated as of September 25, 1998 between the
          Company and Chase Mellon Shareholder Services, L.L.C.,
          which includes as Exhibit B, the rights certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration
          Statement on Form 8-A relating to the Series A Participating
          Preferred Stock Purchase Rights (filed on September 30, 1998).
10.1#     1991 Stock Plan of Incyte Pharmaceuticals, Inc., as amended and restated (the "Plan") (incorporated by reference to Exhibit
          10.1 to the Company's Registration Statement on Form S-8
          (File No. 33-93666)).
10.2#     Form of Incentive Stock Option Agreement under the Plan
          (incorporated by reference to the exhibit of the
          the Company's Registration reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File
          No. 33-68138)).
10.3#     Form of Nonstatutory Stock Option Agreement under the Plan
          (incorporated by  reference to the exhibit of to the
          Company's Registration reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.4#     Amended and Restated 1993 Directors' Stock Option Plan of
          Incyte Pharmaceuticals, Inc. (incorporated by reference to the exhibit of the same number to the Company's Annual Report
          on Form 10-K for the year ended December 31, 1997).
10.5#     Form of Indemnity Agreement between the Company and its directors and Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to 10.5 to the Company's
          Registration Statement on Form S-1 (File No. 33-68138)).
10.6      Lease Agreement dated December 8, 1994 between the
          Company and Matadero Lease Agreement dated December 8, 1994 between the Company and Matadero Creek (incorporated by reference
          Exhibit 10.16 to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1994).
10.7      Lease dated July 18, 1991 between the Company and Harry J.
          Fair, Jr., as  Lease dated July 18, 1991 between the Company and Harry J. Fair, Jr., as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (File
          No. 33-68138)).
10.8      Lease Amendment and Extension to Lease dated July 18, 1991 between the Company and Harry J. Fair, Jr., as amended
          (incorporated by reference to Exhibit 10.11 to the Company's
          Annual Report on Form 10-K for the year ended December 31,
          1993).



EXHIBIT NUMBER  DESCRIPTION OF DOCUMENT
--------------  -------------------------------------------------------------
10.9
                Stock Purchase Agreement dated as of June 22, 1994 between the
                Company and Pfizer Inc (incorporated by reference to
                Exhibit B to the Company's Current Report on Form 8-K dated
                June 23, 1994).
10.10           Registration Rights Agreement dated as of June 22, 1994 between the Company and Pfizer Inc (incorporated by
                reference to Exhibit C to the Company's Current Report on
                Form 8-K dated June 23, 1994).
10.11+          Stock Purchase Agreement dated as of November 30, 1994
                between the Company and The Upjohn Company
                (incorporated by reference to Exhibit B to the Company's
                Current Report on Form 8-K dated November 30, 1994, as
                amended by Form 8-K/A filed with the Commission on March
                27, 1995).
10.12           Registration Rights Agreement dated as of November 30, 1994 between the Company  and The Upjohn Company
                (incorporated by reference to Exhibit C to the Company's
                Current Report on Form 8-K dated November 30, 1994).
10.13#          1996 Amendment to the Plan (incorporated by reference to
                Exhibit 10.1 to the Company's Registration Statement on Form
                S-8 (File No. 333-13449)).
10.14#          1997 Amendment to the Plan (incorporated by reference to
                Exhibit 10.1 to the 1997 Amendment to the Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration
                Form S-8 (File No. 333-31413)).
10.15#          1997 Employee Stock Purchase Plan of Incyte
                Pharmaceuticals, Inc. (incorporated by reference to Exhibit
                10.1 to the Company's Registration Statement on Form S-8
                (File No. 333-31409)).
10.16           1998 amendment to the 1997 Employee Stock Purchase Plan
                of Incyte Pharmaceuticals, Inc. (incorporated by reference to
                Exhibit 99 to the Company's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 1998).
10.17+          Master Strategic Relationship Agreement dated as of
                September 2, 1997 between SmithKline Beecham Corporation,
                Incyte Pharmaceuticals, Inc. and diaDexus, LLC (incorporated by reference to Exhibit 10.18 to the Company's Quarterly
                Report on Form 10-Q/A for the quarter ended September 30,
                1997).
10.18#          1996 Synteni, Inc. Equity Incentive Stock Plan (incorporated by reference to Exhibit 10.19 to the Company's Registration
                Statement on Form S-8 (File No. 333-46639)).
10.19#          The Hexagen Limited Unapproved Company Share Option Plan
                1996, as amended (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File 333-
                67691)).
21.1            Subsidiaries of the Company
23.1            Consent of Ernst & Young LLP, Independent Auditors
23.2            Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1            Power of Attorney (see page 86 of this Form 10-K)
27              Financial Data Schedule



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

Date:  March 23,  1999                    By     /s/ROY  A.  WHITFIELD
                                                  ---------------------
                                       Roy  A.  Whitfield
                                   Chief  Executive  Officer

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

 NAME                             TITLE                         DATE

/s/ ROY A. WHITFIELD              Chief Executive Officer       March 23, 1999
--------------------------------  (Principal Executive Officer
Roy A. Whitfield                  and Director

/s/ DENISE M. GILBERT             Executive Vice President,     March 23, 1999
--------------------------------  Finance and Chief Financial
Denise M. Gilbert                 Officer (Principal Financial
                                  Officer)

/s/ WILLIAM DELANEY               Vice President of Finance,    March 23, 1999
--------------------------------  Corporate Controller
William Delaney                   (Principal Accounting Officer)

/s/ JEFFREY J. COLLINSON          Chairman of the Board         March 23, 1999
--------------------------------
Jeffrey J. Collinson

/s/ BARRY M. BLOOM                Director                      March 23, 1999
--------------------------------
Barry M. Bloom

/s/ FREDERICK B. CRAVES           Director                      March 23, 1999
--------------------------------
Frederick B. Craves

/s/ JON S. SAXE                   Director                      March 23, 1999
--------------------------------
Jon S. Saxe

/s/ RANDAL W. SCOTT               President                     March 23, 1999
--------------------------------
Randal W. Scott

EXHIBIT  INDEX


EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
--------  ---------------------------------------------------------------
2.1       Agreement and Plan of Merger dated as of December 23, 1997 among Incyte Pharmaceuticals, Inc., Bond Acquisition Corp.
          and Synteni, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 22,
          1998 (File No. 0-27488)).
2.2       Share Purchase Agreement, dated as of September 21, 1998, by and among Incyte Pharmaceuticals, Inc., Hexagen Limited and the shareholders of Hexagen Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K
          dated September 21, 1998 (File No. 0-27488)).
3(i)      Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration
          Statement on Form S-3 (File No. 333-31307)).
3(i)(a)   Certificate of Designation of Series A Participating Preferred
          Stock.
3(ii)     Bylaws of the Company, as amended (incorporated by
          reference to Exhibit 4.2 to the Company's Registration
          Statement on Form S-3 (File No. 333-31307)).
4.1       Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's Registration
          Statement on Form S-1 (File No. 33-68138)).
4.2       Rights Agreement dated as of September 25, 1998 between the
          Company and Chase Mellon Shareholder Services, L.L.C.,
          which includes as Exhibit B, the rights certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration
          Statement on Form 8-A relating to the Series A Participating
          Preferred Stock Purchase Rights (filed on September 30, 1998).
10.1#     1991 Stock Plan of Incyte Pharmaceuticals, Inc., as amended and restated (the "Plan") (incorporated by reference to Exhibit
          10.1 to the Company's Registration Statement on Form S-8
          (File No. 33-93666)).
10.2#     Form of Incentive Stock Option Agreement under the Plan
          (incorporated by reference to the exhibit of the
          the Company's Registration reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File
          No. 33-68138)).
10.3#     Form of Nonstatutory Stock Option Agreement under the Plan
          (incorporated by  reference to the exhibit of to the
          Company's Registration reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.4#     Amended and Restated 1993 Directors' Stock Option Plan of
          Incyte Pharmaceuticals, Inc. (incorporated by reference to the exhibit of the same number to the Company's Annual Report
          on Form 10-K for the year ended December 31, 1997).
10.5#     Form of Indemnity Agreement between the Company and its directors and Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to 10.5 to the Company's
          Registration Statement on Form S-1 (File No. 33-68138)).
10.6      Lease Agreement dated December 8, 1994 between the
          Company and Matadero Lease Agreement dated December 8, 1994 between the Company and Matadero Creek (incorporated by reference
          Exhibit 10.16 to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1994).
10.7      Lease dated July 18, 1991 between the Company and Harry J.
          Fair, Jr., as  Lease dated July 18, 1991 between the Company and Harry J. Fair, Jr., as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (File
          No. 33-68138)).
10.8      Lease Amendment and Extension to Lease dated July 18, 1991 between the Company and Harry J. Fair, Jr., as amended
          (incorporated by reference to Exhibit 10.11 to the Company's
          Annual Report on Form 10-K for the year ended December 31,
          1993).



EXHIBIT NUMBER  DESCRIPTION OF DOCUMENT
--------------  -------------------------------------------------------------
10.9
                Stock Purchase Agreement dated as of June 22, 1994 between the
                Company and Pfizer Inc (incorporated by reference to
                Exhibit B to the Company's Current Report on Form 8-K dated
                June 23, 1994).
10.10
                Registration Rights Agreement dated as of June 22, 1994 between the Company and Pfizer Inc (incorporated by
                reference to Exhibit C to the Company's Current Report on
                Form 8-K dated June 23, 1994).
10.11+          Stock Purchase Agreement dated as of November 30, 1994
                between the Company and The Upjohn Company
                (incorporated by reference to Exhibit B to the Company's
                Current Report on Form 8-K dated November 30, 1994, as
                amended by Form 8-K/A filed with the Commission on March
                27, 1995).
10.12           Registration Rights Agreement dated as of November 30, 1994 between the Company  and The Upjohn Company
                (incorporated by reference to Exhibit C to the Company's
                Current Report on Form 8-K dated November 30, 1994).
10.13#          1996 Amendment to the Plan (incorporated by reference to
                Exhibit 10.1 to the Company's Registration Statement on Form
                S-8 (File No. 333-13449)).
10.14#          1997 Amendment to the Plan (incorporated by reference to
                Exhibit 10.1 to the 1997 Amendment to the Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration
                Form S-8 (File No. 333-31413)).
10.15#          1997 Employee Stock Purchase Plan of Incyte
                Pharmaceuticals, Inc. (incorporated by reference to Exhibit
                10.1 to the Company's Registration Statement on Form S-8
                (File No. 333-31409)).
10.16           1998 amendment to the 1997 Employee Stock Purchase Plan
                of Incyte Pharmaceuticals, Inc. (incorporated by reference to
                Exhibit 99 to the Company's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 1998).
10.17+          Master Strategic Relationship Agreement dated as of
                September 2, 1997 between SmithKline Beecham Corporation,
                Incyte Pharmaceuticals, Inc. and diaDexus, LLC (incorporated by reference to Exhibit 10.18 to the Company's Quarterly
                Report on Form 10-Q/A for the quarter ended September 30,
                1997).
10.18#          1996 Synteni, Inc. Equity Incentive Stock Plan (incorporated by reference to Exhibit 10.19 to the Company's Registration
                Statement on Form S-8 (File No. 333-46639)).
10.19#          The Hexagen Limited Unapproved Company Share Option Plan
                1996, as amended (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File 333-
                67691)).
21.1            Subsidiaries of the Company
23.1            Consent of Ernst & Young LLP, Independent Auditors
23.2            Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1            Power of Attorney (see page 86 of this Form 10-K)
27              Financial Data Schedule

+     Confidential  treatment  has been granted with respect to certain portions of  these  agreements.
#     Indicates  management  contract  or  compensatory  plan  or  arrangement.

Copies of above exhibits not contained herein are available to any stockholder upon written request Investor Relations, Incyte Pharmaceuticals, Inc.,
3174  Porter  Drive,  Palo Alto, CA 94034