Form 10-Q
period 1999-03-31
INCYTE PHARMACEUTICALS INC
filed 1999-05-17
CIK 879169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 31, 1999

                                       or


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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 27,912,346 as of March 31, 1999.


INCYTE  PHARMACEUTICALS,  INC.

INDEX





PART I: FINANCIAL INFORMATION                                                       PAGE
----------------------------------------------------------------------------------  ----

ITEM 1  Financial Statements - Unaudited

             Condensed Consolidated Balance Sheets - March 31, 1999 and
             December 31, 1998                                                         3

             Condensed Consolidated Statements of Operations - three month
             periods ended March 31, 1999 and 1998                                     4

            Condensed Consolidated Statements of Comprehensive Net Income (Loss) -
            three month  periods ended March 31, 1999 and 1998                         5

             Condensed Consolidated Statements of Cash Flows - three month
             periods ended March 31, 1999 and 1998                                     6

             Notes to Condensed Consolidated Financial Statements                      7

ITEM 2  Management's discussion and analysis of financial condition
             and results of operations                                                12

ITEM 3  Quantitative and Qualitative Disclosures about Market Risk                    30

PART II: OTHER INFORMATION
----------------------------------------------------------------------------------

ITEM 1  Legal Proceedings                                                             32

ITEM 2  Changes in Securities.                                                        32

ITEM 3  Defaults Upon Senior Securities                                               33

ITEM 4  Submission of Matters to a Vote of Security Holders                           33

ITEM 5  Other Information                                                             33

ITEM 6  Exhibits and Reports on Form 8-K                                              33

             Signatures                                                               34

             Exhibit Index                                                            35

PART  I:  FINANCIAL  INFORMATION
ITEM  1   FINANCIAL  STATEMENTS


                                  INCYTE PHARMACEUTICALS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands),
                                          (unaudited),


                                                                     MARCH 31,    DECEMBER 31,
                                                                       1999            1998
                                                                    -----------  --------------
ASSETS
Current assets:
      Cash and cash equivalents                                     $   83,546   $      50,048
      Marketable securities - available-for-sale                        50,184          61,185
      Accounts receivable, net                                           9,713          14,318
      Prepaid expenses and other current assets                          5,542           5,813
                                                                    -----------  --------------
            Total current assets                                       148,985         131,364

Property and equipment, net                                             58,616          54,429
Long-term investments                                                   19,042          20,653
Goodwill and other intangible assets, net                               16,358          16,955
Deposits and other assets                                                7,754           6,889
                                                                    -----------  --------------
            Total assets                                            $  250,755   $     230,290
                                                                    ===========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                              $    6,493   $       8,244
      Accrued and other current liabilities                              7,458           7,843
      Accrued compensation                                               5,595           4,786
      Deferred revenue                                                  53,087          29,054
                                                                    -----------  --------------
            Total current liabilities                                   72,633          49,927

Non-current portion of capital lease obligations and note payable          549             796
                                                                    -----------  --------------
            Total liabilities                                           73,182          50,723
                                                                    -----------  --------------

Stockholders' equity:
      Common stock                                                          28              28
      Additional paid-in capital                                       209,560         209,192
      Deferred compensation                                             (1,109)         (1,209)
      Receivable from stockholders                                         (33)            (33)
      Accumulated other comprehensive income (loss)                       (562)            (10)
      Accumulated deficit                                              (30,311)        (28,401)
                                                                    -----------  --------------
            Total stockholders' equity                                 177,573         179,567
                                                                    -----------  --------------
            Total liabilities and stockholders' equity              $  250,755   $     230,290
                                                                    ===========  ==============




                                     See accompanying notes



                           INCYTE PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts),
                                   (unaudited),

                                                             THREE  MONTHS  ENDED
                                                                   MARCH  31,
                                                                1999      1998
                                                               --------  --------

Revenues                                                       $37,630   $30,379

Costs and expenses:
 Research and development                                       31,244    21,699
 Selling, general and administrative                             8,379     4,600
 Acquisition-related charges                                         -     1,171
                                                               --------  --------
Total costs and expenses                                        39,623    27,470

Income (loss) from operations                                   (1,993)    2,909

Interest and other income, net                                   1,459     1,877
Losses from joint venture                                       (1,376)     (640)
                                                               --------  --------
Income (loss) before income taxes                               (1,910)    4,146
Provision for income taxes                                           -       580
                                                               --------  --------

Net income (loss)                                              $(1,910)  $ 3,566
                                                               ========  ========


Basic net income (loss) per share                              $ (0.07)  $  0.13
                                                               ========  ========
Shares used in computing  basic net income (loss) per share     27,879    26,470
                                                               ========  ========
Diluted net income (loss) per share                            $ (0.07)  $  0.12
                                                               ========  ========
Shares used in computing diluted net income (loss) per share    27,879    28,916
                                                               ========  ========



                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.
            CONSOLIDATED STATEMENTS OF COMPREHESIVE NET INCOME (LOSS)
                                 (in thousands)

                                                       THREE  MONTHS  ENDED
                                                             MARCH  31,
                                                            1999     1998
                                                          --------  -------

Net income (loss)                                         $(1,910)  $3,566

Other comprehensive income (loss), net of taxes
     Unrealized gains (losses) on marketable securities      (402)    (108)
     Foreign currency translation adjustments                (150)      (2)
Other comprehensive income (loss)                            (552)    (110)
                                                          --------  -------
Comprehensive income (loss)                               $(2,462)  $3,456
                                                          ========  =======




                             See accompanying notes


                                INCYTE PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands),
                                        (unaudited),


                                                                     THREE  MONTHS  ENDED
                                                                           MARCH  31,
                                                                         1999       1998
                                                                       ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $ (1,910)  $  3,566
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                    5,337      3,515
         Losses in joint venture                                          1,376        640
         Amortization of deferred compensation                              100        176
         Adjustment to conform fiscal year of pooled entity                   -        278
         Changes in certain assets and liabilities:
              Accounts receivable                                         4,605     11,577
              Prepaid expenses and other assets                            (594)    (2,345)
              Accounts payable                                           (1,751)     1,058
              Accrued and other current liabilities                         466       (432)
              Deferred revenue                                           24,033     13,910
                                                                       ---------  ---------
Net cash provided by operating activities                                31,662     31,943
                                                                       ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                (8,927)    (9,067)
     Long-term investments                                                    -     (5,080)
     Purchases of marketable securities                                 (14,990)   (53,181)
     Sales and maturities of marketable securities                       25,824     20,856
                                                                       ---------  ---------
Net cash provided by (used in) investing activities                       1,907    (46,472)
                                                                       ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                 368      1,734
     Principal payments on capital lease obligations and note
          payable                                                          (289)       (77)
                                                                       ---------  ---------
Net cash provided by financing activities                                    79      1,657
                                                                       ---------  ---------

Effect of exchange rate on cash and cash equivalents                       (150)         -

Net increase (decrease) in cash and cash equivalents                     33,498    (12,872)
Cash and cash equivalents at beginning of period                         50,048     55,598
                                                                       ---------  ---------
Cash and cash equivalents at end of period                             $ 83,546   $ 42,726
                                                                       =========  =========



                             See accompanying notes

                                     ======
                          INCYTE PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.  BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 1999 and December 31, 1998, statements of operations for the three months ended March 31, 1999 and 1998, statements of comprehensive net income (loss) for the three months ended March 31, 1999 and 1998 and the statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

     The condensed consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. In January 1998, all of the outstanding shares of Synteni, Inc. ("Synteni") were acquired by the Company in a business combination accounted for as a pooling-of-interests. Accordingly, all prior financial data have been restated to represent the combined financial results of the previously separate entities (Note 4). Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of:



                                                 MARCH 31,  DECEMBER 31,
                                                   1999         1998
                                                ----------  -------------

Office equipment                                $    4,017  $       3,577
Laboratory equipment                                27,702         25,665
Computer equipment                                  37,751         35,209
Leasehold improvements                              30,251         26,026
                                                ----------  -------------
                                                    99,721         90,477
Less accumulated depreciation and amortization      41,105         36,048
                                                ----------  -------------
                                                $   58,616  $      54,429
                                                ==========  =============



3.  REVENUE  RECOGNITION

     The Company recognizes revenue for database collaboration agreements evenly over the term of each agreement. Revenue is deferred for fees received before earned. Revenues from custom orders, such as contract sequencing, genomic screening services and reagents are recognized upon completion and shipment. Revenue from gene expression microarray services includes: technology access fees, which are generally recognized ratably over the access term; capacity ramp up charges, which are recognized ratably as capacity is increased; and usage fees which are recognized at the completion of key stages in the performance of the service, in proportion to costs incurred. Generally, software revenue is allocated between license fees and maintenance fees, in accordance with SOP 97-2, with the license revenue being recognized upon installation, and maintenance fees recognized evenly over the maintenance term.


4.  NET  INCOME  (LOSS)  PER  SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below.

                                                           THREE  MONTHS  ENDED
                                                                MARCH  31,
                                                               1999      1998
                                                             --------  -------
Numerator:
 Net income (loss)                                           $(1,910)  $ 3,566
                                                             ========  =======

Denominator:
 Denominator for basic net income (loss)
    Per share - weighted-average shares                       27,879    26,470

 Dilutive potential common shares - stock options                  -     2,446
                                                             --------  -------

       Denominator for diluted net income (loss) per share    27,879    28,916
                                                             ========  =======

Basic net income (loss) per share                            $ (0.07)  $  0.13
                                                             ========  =======

Diluted net income (loss) per share                          $ (0.07)  $  0.12
                                                             ========  =======



          Options to purchase 4,944,707 shares of common stock were outstanding at March 31, 1999, but were not included in the computation of diluted net income (loss) per share, as their effect was antidilutive. There were no such antidilutive securities in 1998.

5.  BUSINESS  COMBINATIONS

     In September 1998, the Company completed the acquisition of Hexagen Limited ("Hexagen"), a privately held SNP discovery company based in Cambridge, England. The Company issued 976,130 shares of its common stock and $5.0 million in cash in exchange for all of Hexagen's outstanding capital stock. In addition, the Company assumed Hexagen's stock options, which if fully vested and exercised, would amount to 125,909 shares of its common stock. The transaction was accounted for as a purchase with a portion of the purchase price, $11.0 million, expensed in the third quarter of 1998 as a charge for the purchase of in-process research and development. The remaining portion of the purchase price, approximately $17.6 million, was allocated to goodwill ($16.3 million), developed technology ($0.7 million), and Hexagen's assembled work force ($0.6 million), which are being amortized over 8, 5 and 3 years, respectively.

The Company allocated Hexagen's purchase price based on the relative fair value of the net tangible and intangible assets acquired. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. Hexagen's in-process research and development program consisted of the development of its fSSCP technology for SNP discovery. At the date of the acquisition, Hexagen's research and development program was approximately 80% completed and total continuing research and development commitments to complete the projects were expected to be approximately $1.4 million, and, were expected to be successfully completed by mid-2000. The value assigned to purchased in-process R&D was determined by estimating the costs to develop Hexagen's purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The rates utilized to discount the net cash flows to their present value were based on Hexagen's weighted average cost of capital. A discount rate of 24.0% was used for valuing the in-process research and development and is intended to be commensurate with Hexagen's corporate maturity and the uncertainties in the economic estimates described above. Additionally, these projects will require maintenance expenditures when and if they reach a state of technological and commercial feasibility. Management believes the Company has positioned itself to complete the research and development program. However, there is risk associated with the completion of the project, which include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets and there is no assurance that the project will meet either technological or commercial success. Failure to complete the development of the fSSCP technology in its entirety, or in a timely manner, could have a material adverse impact on the Company's financial condition and results of operations.

     The estimates used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. Accordingly, actual results may vary from the projected results. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. To date, there have been no significant changes to the Company's assumptions. Any such variance may result in a material adverse effect on the financial condition and results of operations of the Company. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. The results of operations of Hexagen have been included in the consolidated results of the Company from the date of acquisition in September 1998.

     The table below presents the pro forma results of operations and earnings per share for the combined results of Hexagen and the Company for the three months ended March 31, 1998 assuming that the transactions was completed on January 1, 1998.

                   (In  thousands,  except  per  share  amounts)


Revenues                                           $30,379
                                                   =======
Net income                                           1,763
                                                   =======
Pro forma basic net income per share               $  0.06
                                                   =======
Pro forma diluted net income per share             $  0.06
                                                   =======
Pro forma shares for basic net income per share     27,446
                                                   =======
Pro forma shares for diluted net income per share   29,892
                                                   =======



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

6.  JOINT  VENTURE

     In September 1997, the Company formed a joint venture, diaDexus, LLC ("diaDexus"), which will utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company holds a 50 percent equity interest in diaDexus and accounts for the investment under the equity method.

7.  SEGMENT  REPORTING

     The Company operates primarily in one reportable segment: the design, development, and marketing of genomic information based tools, and follows the requirements of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. For the three months ended March 31, 1999, the Company recorded revenue from customers throughout the United States and in Canada, Austria, Belgium, France, Germany, Israel, Netherlands, Switzerland, and the United Kingdom. Export revenue for the three months ended March 31, 1999 and 1998 were $10,783,000 and $7,546,000, respectively.

8.  NEW  PRONOUNCEMENTS

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

9.  LITIGATION

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

     In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of the U.S. patent number 5,800,992 (the "'992 Patent") and U.S. patent number 5,744,305 (the "'305 Patent") by both Synteni and Incyte. The complaint alleges that the '305 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte, that the '992 Patent has been infringed by the use of Synteni's and Incyte's GEMTM microarray technology to conduct gene expression monitoring using two-color labeling, and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '305 and '992 Patents and, in addition, Affymetrix had sought a preliminary injunction enjoining Incyte and Synteni from using Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling as described in the '992 Patent. Affymetrix's request for a preliminary injunction was denied in April 1999 and the lawsuit is tentatively scheduled to go to trial in July 2000.

     In April 1999, the Board of Patent Appeals and Interferences of United States Patent and Trademark Office (PTO) declared interferences between pending patent applications licensed exclusively to Incyte and the Affymetrix '305 and '992 Patents. An interference proceeding is invoked by the PTO when more than one patent applicant claims the same invention. The Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention.

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


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to expected net loss, expected expenditure levels, expected cash flows, the adequacy of capital resources, growth in operations and Year 2000 related actions, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the biotechnology, pharmaceutical, and agricultural industries; risks relating to the development of new products and their use by potential collaborators of the Company; the impact of technological advances and competition; the ability of the Company to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; the ability to successfully integrate the operations of recent business combinations; the cost of accessing technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene sequences and other genetic information; developments in and expenses relating to litigation and interference proceedings; the results and viability of joint ventures and businesses in which the Company has purchased equity; the ability of the Company to implement in a timely manner the programs and actions related to the Year 2000 issue; and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


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

     Revenues recognized by the Company consist primarily of non-exclusive database access fees related to database agreements. Revenues also include the sales of genomic screening products and services, fees for microarray-based gene expression services, fees for contract sequencing services, and sales of genomic data management software tools. The Company's database agreements provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database subscriber will ever generate products from information contained within the databases and thus that the Company will ever receive milestone payments or royalties. The Company's ability to maintain and increase revenues will be dependent upon its ability to obtain additional database subscribers, retain and expand its relationships with existing subscribers, and to expand its customer base for microarray services. The loss of revenues from any individual database agreement, if terminated or not renewed, could have an adverse impact on the Company's results of operations, although it is not anticipated to have a material adverse impact on the Company's business or financial condition.

     The Company intends to make a significant investment in its genomic sequencing, mapping and SNP discovery programs in 1999, and as a result the Company expects to report a net loss for 1999. The genomic sequencing and mapping programs are expected to be completed in 2000, with the Company projecting a return to profitability in the second half of 2000. If the costs of these programs are greater than anticipated, or if these programs take longer to complete, the Company may not return to profitability in 2000.

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

     The estimates used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. To date, there have been no significant changes to the Company's assumptions. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on the financial condition and results of operations of the Company.

     In January 1998, the Company completed the acquisition of Synteni, Inc. ("Synteni"), a privately-held microarray-based gene expression company. The transaction has been accounted for as a pooling of interests, and the consolidated financial statements discussed herein and all historical financial information have been restated to reflect the combined operations of both companies. The Company's ability to generate revenues and operating profits from microarray-based gene expression services will be dependent on the ability of the Company to obtain additional high volume customers for microarray services. Prior to the merger, Synteni's microarray service agreements consisted of small volume pilot or feasibility agreements.

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

     The Company has incurred and is likely to continue to incur substantial expenses in its defense of the lawsuits filed in January and September 1998 by Affymetrix, Inc. ("Affymetrix") alleging patent infringement by Synteni and Incyte. Affymetrix seeks a permanent injunction enjoining Incyte and Synteni from further infringement of certain Affymetrix microarray patents. In addition, Affymetrix seeks damages, costs, attorneys' fees and interest. Affymetrix further requests that any such damages be trebled on its allegation of willful infringement by Incyte and Synteni. Incyte and Synteni believe they have meritorious defenses and intend to defend these suits vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of these suits. At this time, the Company cannot reasonably estimate the possible range of any loss related to these suits due to uncertainty regarding the ultimate outcome. Regardless of the outcome, this litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Any future litigation could result in similar expenses and diversion of efforts. Further, there can be no assurance that any license that may be required as a result of these suits or the outcome thereof would be made available on commercially acceptable terms, if at all.

RESULTS  OF  OPERATIONS

     Net loss and diluted net loss per share were $1.9 million and $0.07 for the three months ended March 31, 1999, respectively, as compared to a net income of $3.6 million and diluted net income per share of $0.12 in the same period a year ago, respectively.

     Revenues for the three months ended March 31, 1999 increased to $37.6 million compared to $30.4 million for the corresponding period in 1998. Revenues resulted primarily from database access fees and, to a much lesser extent, from genomic screening products and services, gene expression services and contract sequencing services. The increase in revenues was primarily attributed to new, as well as expanded, collaborative database agreements and increased revenues from contract sequencing, and microarray-related products and services.

     Total costs and expenses for the three months ended March 31, 1999 increased to $39.6 million compared to $27.5 million for the corresponding period in 1998. Total costs and expenses for the three month period ended March 31, 1998 included acquisition-related expenses of $1.2 million related to the combination with Synteni, Inc. The expenses consisted primarily of accounting, legal and investment banking fees. Total costs and expenses are expected to increase in the foreseeable future due to the continued investment in new products and services.

     Research and development expenses for the three months ended March 31, 1999 increased to $31.2 million compared to $21.7 million for the corresponding period in 1998. The increase in research and development expenses resulted primarily from an increase in bioinformatics and software development efforts, genomic sequencing, gene mapping and SNP discovery efforts, and microarray production. The 1999 results also include $0.6 million of goodwill amortization from the Hexagen acquisition. The Company expects research and development spending to increase over the next few years as the Company continues to pursue the development of new database products and services, expansion of existing database products as well as increases in genomic sequencing, mapping and SNP discovery operations, microarray production and investments in new technologies.

     Selling, general and administrative expenses for the three months ended March 31, 1999 increased to $8.4 million compared to $4.6 million for the corresponding period in 1998. The increase in selling, general and administrative expenses resulted primarily from the expansion of the Company's United Kingdom operations, the growth in sales and marketing activities and increased personnel to support the growing complexity of the Company's operations. The Company's 1999 operations were also impacted by legal expenses from the patent infringement lawsuits filed by Affymetrix of approximately $2.1 million. The Company expects that selling, general and administrative expenses will increase throughout 1999 due to continued growth in marketing, sales and customer support functions, legal expenses related to the Company's defense of the patent infringement lawsuit filed by Affymetrix and increases in personnel to support the Company's growing complexity.

     Interest and other income, net for the three months ended March 31, 1999 decreased to $1.5 million from $1.9 million for the corresponding period in 1998. This decrease was primarily a result of decreases in interest rates in 1999 when compared with 1998.

     Losses from joint venture were $1.4 million for the three months ended March 31, 1999 compared to $0.6 million for the corresponding period in 1998. The loss represents the Company's share of diaDexus' losses from operations. diaDexus' is expected to incur operating losses through at least 2000.

     Due to the Company's expected loss in 1999, the Company expects a minimal effective annual income tax rate. The effective annual income tax rate for 1998 was 14%, which represented the provision of federal and state alternative minimum taxes after utilization of net operating loss carryforwards and research and development credits.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 1999, the Company had $133.7 million in cash, cash equivalents and marketable securities, compared to $111.2 million as of December 31, 1998. The Company has classified all of its marketable securities as short-term, as the Company may choose not to hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

     Net cash provided by operating activities was $31.7 million for the three months ended March 31, 1999, as compared to $31.9 million for the three months ended March 31, 1998. The change to a net loss for the three months ended March 31, 1999 from net income in the corresponding period in 1998 and the lower decrease in accounts receivables in 1999 as compared to 1998, was partially offset by the increase in deferred revenues. Net cash generated by operating activities may in the future fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators. Although the Company is expected to be cash flow positive from operations in 1999, due to the significant investment in the Company's genomic sequencing, mapping and SNP discovery programs, the Company expects a significant decrease in cash flows from operations in remainder of 1999 as compared to 1998.

     The Company's investing activities, other than purchases, sales and maturities of marketable securities, have consisted of capital expenditures and long-term investments. Capital expenditures for the three months ended March 31, 1999 of $8.9 million remained similar to 1998 levels of $9.1 million. Long-term investments in companies with which the Company has research and development alliances was zero for the three months ended March 31, 1999 compared to $5.1 million for the three months ended March 31, 1998. Net cash used by investing activities may in the future fluctuate significantly from quarter to quarter due to the timing of strategic equity investments, capital purchases and maturity/sales and purchases of marketable securities.

     Net cash provided by financing activities was $79,000 for the three months ended March 31, 1999 as compared to $1.7 million for the three months ended
March 31, 1998. The decrease was primarily due to lower proceeds from stock option exercises in 1999.

The Company expects its cash requirements to increase significantly in 1999 as compared to 1998 as it: invests in its genomic sequencing, mapping and SNP discovery programs; invests in data-processing-related computer hardware in order to support its existing and new database products; continues to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; and addresses its needs for larger facilities and/or improvements in existing facilities.

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

     The Company expects to continue to fund future operations with revenues from database products and services and with its current cash, cash equivalents, and marketable securities. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available through the public markets and/or other sources, the Company may be required to curtail operations significantly or to obtain funds by entering into collaborative arrangements that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

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

     In the first quarter of 1999, the Company initiated an assessment of all current versions of its Products and believes that this will be completed in the second quarter of 1999. Even so, whether a complete system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the Year 2000 compliance of the system's other components, most of which are supplied by parties other than the Company. The supplier of the Company's current financial and accounting software has informed the Company that such software is Year 2000 compliant. The Company relies, both domestically and internationally, upon various vendors, government agencies, utility companies, telecommunications service companies, delivery service companies, and other service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

     The Company relies for its successful operation upon goods and services purchased from certain vendors. If these vendors fail to adequately address the Year 2000 such that their delivery of goods and services to the Company is materially impaired, it could have a material adverse impact on the Company's operations and financial results. The Company is in the process of surveying its principal vendors to assess the effect the Year 2000 issue will have on their ability to supply their goods and services without material interruption, and at this time the Company cannot determine or predict the outcome of this effort. Contingency plans will be developed and executed with respect to vendors who will not be Year 2000 ready in a timely manner where such lack of readiness is expected to have a material adverse impact on the Company's operations. However, because the Company cannot be certain that its vendors will be able to supply material goods and services without material interruption, and because the Company cannot be certain that execution of its contingency plans will be capable of implementation or result in a continuous and adequate supply of such goods and services, the Company can give no assurance that these matters will not have a material adverse effect on the Company's future consolidated financial position, results of operations, or cash flows.

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

     To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating its financial and accounting software, its products, and general Year 2000 compliance matters. Absent a significant Year 2000 compliance deficiency, management currently estimates that the cost to complete its Year 2000 compliance programs will be between $1.0 million and $1.5 million, approximately 10% of the total 1999 IT budget, which will be expensed as incurred. The Company has not deferred any IT projects due to its efforts to ensure Year 2000 compliance. The Company believes that available cash will be sufficient to cover the projected costs associated with these activities.

     The Company is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue and is addressing the most critical applications first. The Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate to the extent possible the effects of any Year 2000 noncompliance, and expects to have such plans completed in the second half of 1999. As part of the development of a contingency plan, the Company will evaluate its worst case scenario in the event of Year 2000 noncompliance. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third party suppliers to be Year 2000 compliant would result in the interruption of the Company's business, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

WE HAVE HAD ONLY LIMITED PERIODS OF PROFITABILITY, AND WE EXPECT TO INCUR LOSSES IN THE FUTURE AND MAY NOT RETURN TO PROFITABILITY

     We had net losses each year from inception in 1991 through 1996, reported net income in 1997 and 1998, and as anticipated we were unprofitable in the first quarter of 1999. Because of those losses, we had an accumulated deficit of $30.3 million as of March 31, 1999. Because we intend to make a significant investment in genomic sequencing, mapping and SNP discovery over the next 6 to 18 months, we expect to report a net loss for 1999 and possibly 2000. We may report net losses in future periods as well. We expect that our expenditures will continue to increase, due in part to our continued investment in new product and technology development, including the ramp-up of our genomic sequencing, mapping and SNP-discovery programs, obligations under existing and future research and development alliances, and our increasing investment in marketing, sales and customer service. Our profitability depends on our ability to increase our revenues:

     TO GENERATE SIGNIFICANT REVENUES, WE MUST OBTAIN ADDITIONAL DATABASE COLLABORATORS AND RETAIN EXISTING COLLABORATORS. While we had 22 database agreements as of March 31, 1999, we may be unable to enter into any additional agreements. Our database agreements typically have a term of three years, and we cannot assure you that any will be renewed upon expiration. Our database revenues are also affected by the extent to which existing collaborators expand their agreements with us to include our new database products. Some of our database agreements require us to meet performance obligations. A database collaborator can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period.

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

- acquisition, licensing and other costs related to the expansion of our operations, including operating losses of acquired businesses such as Synteni and Hexagen;

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

     Some of our competitors have developed databases containing gene sequence, gene expression, genetic variation or other genomic information and are marketing or plan to market their data to pharmaceutical companies. Additional competitors may attempt to establish databases containing this information in the future. We expect that competition in our industry will continue to intensify. Several large pharmaceutical companies have announced their intent to form a consortium to create a SNPs database and to make all of the information publicly available. The formation of this sort of consortium could delay or reduce the potential revenues related to our SNP-related business.

     PATENT POSITIONS OR PUBLIC DISCLOSURES MAY REDUCE THE VALUE OF OUR DATABASES. Competitors may discover and establish patent positions with respect to gene sequences in our databases. Further, certain entities engaged in gene sequencing have made the results of their sequencing efforts publicly available. The Celera Genomics Group of PE Corporation has announced plans to sequence the entire human genome within three years and to make the basic human sequence data publicly available. The Human Genome Project, which is coordinated by the U.S. Department of Energy and the National Institutes of Health, has announced that a consortium of laboratories associated with the Project predicts that they will produce at least 90 percent of the human genome sequence in a "working draft form" by the spring of 2000 and that they intend to make the information publicly available. The public availability of gene sequences or resulting patent positions covering substantial portions of the human genome or microbial or plant genomes could reduce the potential value of our databases to our collaborators. It could also impair our ability to realize royalties or other revenue from any commercialized products based on this genetic information.

     COMPETITORS MAY DEVELOP SUPERIOR TECHNOLOGY. The gene sequencing machines used in our computer-aided sequencing operations are commercially available and are being used by at least one competitor. In addition, some of our competitors and potential competitors are developing proprietary sequencing technologies that may be more advanced than ours. PE Corporation has announced that it has begun commercial shipments of a new gel-based sequencing machine, and that a large number of these machines will be provided to Celera Genomics Group. We may be unable to obtain access to these machines on acceptable terms.

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

     In September 1998, Affymetrix filed an additional lawsuit alleging infringement of U.S. patent numbers 5,744,305 and 5,800,992 by Synteni and Incyte. The complaint alleges that the '305 patent has been infringed by Synteni's and Incyte's making, using, selling, importing, distributing or offering to sell high density arrays in the United States. It also alleges that the '992 patent has been infringed by the use of Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling and that this infringement was willful. Affymetrix had sought a preliminary injunction enjoining Synteni and Incyte from using GEM microarray technology to conduct this kind of gene expression monitoring, and a permanent injunction enjoining Synteni and Incyte from further infringing the '305 and '992 patents.

     The lawsuits were initially filed in the United States District Court for the District of Delaware. In November 1998, the court granted Incyte's motion to transfer the suits to the United States District Court for the Northern District of California. Affymetrix's request for a preliminary injunction was denied in April 1999 and the lawsuit is tentatively scheduled to go to trial in July 2000

     In April 1999, the Board of Patent Appeals and Interferences of United States Patent and Trademark Office (PTO) declared interferences between pending patent applications licensed exclusively to us and the Affymetrix '305 and '992 patents. An interference proceeding is invoked by the Patent and Trademark Office when more than one patent applicant claims the same invention. The Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. At this time, we can not predict the outcome of the interference proceeding.

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

     We have been issued a number of patents with respect to the gene sequences in our databases and have filed for patents on selected features of our software. However, as of the date of this report, we have no issued patents or registered copyrights for that software. We cannot prevent others from independently developing software that might be covered by copyrights issued to us, and trade secret laws do not prevent independent development.

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

     The Board of Patent Appeals and Interferences has declared interferences with respect to two patent applications directed to technology licensed exclusively to us and two Affymetrix patents that are the subject of our litigation with Affymetrix. The Board of Patent Appeals has also declared two interferences involving applications covering Incyte full-length genes, and has advised us of approximately a dozen additional interferences that might be declared. We cannot predict whether any of the interferences would be resolved in our favor. Regardless of the outcome, interferences could be expensive and time-consuming.

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

WE  MAY  ENCOUNTER  PROBLEMS  IN  MEETING  CUSTOMERS'  SOFTWARE  NEEDS

     Our databases also require software support and will need to incorporate features determined by database collaborators. If we experience delays or difficulties in implementing our database software or collaborator-requested features, we may be unable to service our collaborators.

OUR  RECENT  ACQUISITIONS  INVOLVE  SEVERAL  RISKS

     Our acquisitions of Synteni and Hexagen involve several potential operating and business risks, including potential problems and costs associated with integrating Synteni's and Hexagen's businesses, technologies and management with ours. Our integration efforts may also result in the loss of efficiency or employees.

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

     In particular, we began our integration of Hexagen recently. We will need to integrate Hexagen's technology with our existing technology and improve its throughput, in order to develop SNP programs. We may be unable to achieve the necessary improvements, which could slow our efforts to develop a SNP-related business. Also, since Hexagen is located in England, we may experience difficulties in integrating their operations with our U.S.-based operations. We may also incur an expense if the goodwill and other intangible assets associated with the Hexagen purchase are determined to be impaired in the future.

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

WE  DEPEND  ON  KEY  EMPLOYEES  IN  A  COMPETITIVE  MARKET FOR SKILLED PERSONNEL

     We are highly dependent on the principal members of our management, operations and scientific staff, including Roy A. Whitfield, our Chief Executive Officer, and Randal W. Scott, our President and Chief Scientific Officer. The loss of either of these persons' services would have a material adverse effect on our business. We have not entered into any employment agreement with either of these persons and do not maintain a key person life insurance policy on the life of any employee.

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

     We have initiated an assessment of all current versions of our software products and believe that this will be completed by the end of the second quarter of 1999. Even so, whether a complete system or device in which a software product is embedded will operate correctly for an end-user depends largely on the Year 2000 compliance of other components, most of which are supplied by third parties.

     We rely, both domestically and internationally, upon various vendors, government agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. We have no control over these third parties and they may suffer a Year 2000 business disruption.

     We also rely upon goods and services purchased from certain vendors, and our business could be disrupted if they fail to adequately address the Year 2000 issue. We are surveying our principal vendors to assess the potential effect of the Year 2000 issue on their ability to supply us. We cannot currently predict the outcome of this effort. We intend to develop contingency plans regarding vendors whose failure to be Year 2000 ready is expected to have a material adverse impact on our operations. However, our vendors may be unable to supply important goods and services without material interruption and our contingency plans may not keep us adequately supplied.

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

WE  MAY  NEED  TO  RAISE  ADDITIONAL  CAPITAL  THAT  MAY  NOT  BE  AVAILABLE

     Based upon our current plans, we believe that our existing resources and anticipated cash flow from operations can satisfy our capital needs for at least the next twelve months. However, our products and services may not produce revenues which, together with our existing cash and other resources, are adequate to meet our cash needs. Our cash requirements depend on numerous factors, including:

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

PART  I:  FINANCIAL  INFORMATION
ITEM  3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities and its note payable. The Company's investment policy calls for investment in short term, low risk instruments. As of March 31, 1999, investments in marketable securities was $50.2. million. At March 31, 1999, the Company had a fixed rate note payable balance of $0.7 million. Due to the nature of these investments and note, any decrease in rates would not have a material impact on the Company's financial statements.

The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments and long-term investments, entered into to further its business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical/biotech industry sector, in companies which the Company has research and development or licensing agreements. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of March 31, 1999, long-term investments, excluding diaDexus, were $12.2 million.

The Company typically does not hedge its foreign currency exposure. Management does not believe that the Company's exposure to foreign currency rate fluctuations is material.

PART  II:   OTHER  INFORMATION

ITEM  1     Legal  Proceedings

     On January 6, 1998, Affymetrix, Inc. ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware, subsequently transferred to the United States District Court for the Northern District of California, alleging infringement of U.S. patent number 5,445,934 (the "'934 Patent") by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the U.S. high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorney's fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni.

     In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of the U.S. patent number 5,800,992 (the "'992 Patent") and U.S. patent number 5,744,305 (the "'305 Patent") by both Synteni and Incyte. The complaint alleges that the '305 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte, that the '992 Patent has been infringed by the use of Synteni's and Incyte's GEMTM microarray technology to conduct gene expression monitoring using two-color labeling, and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '305 and '992 Patents and, in addition, Affymetrix had sought a preliminary injunction enjoining Incyte and Synteni from using Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling as described in the '992 Patent. Affymetrix's request for a preliminary injunction was denied in April 1999 and the lawsuit is tentatively scheduled to go to trial in July 2000.

     In April 1999, the Board of Patent Appeals and Interferences of United States Patent and Trademark Office (PTO) declared interferences between pending patent applications licensed exclusively to Incyte and the Affymetrix '305 and '992 Patents. An interference proceeding is invoked by the PTO when more than one patent applicant claims the same invention. The Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention.

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

     a)     Exhibits
          See  Exhibit  Index  on  Page  34

     b)     Reports  on  Form  8-K

The Company filed one report on Form 8-K during the fiscal quarter covered by this report, as follows:

(i)     Current  Report  on Form 8-K, filed on February 3, 1999, reporting under
Item 5 the Company's financial information for the quarter and year ended December 31, 1998 and the Company's decision not to pursue its proposed tracking stock recapitalization that was announced in August 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    INCYTE PHARMACEUTICALS, INC.



Date:     May  14,  1999     By:     /s/  Roy  A.  Whitfield
                                     -----------------------
                                        Roy  A.  Whitfield
                                    Chief  Executive  Officer


Date:     May  14,  1999     By:     /s/  Denise  M.  Gilbert
                                     ------------------------
                                        Denise  M.  Gilbert
                                   Executive  Vice  President  and
                                      Chief  Financial  Officer

                          INCYTE PHARMACEUTICALS, INC.

                                  EXHIBIT INDEX






     NO.                  EXHIBIT                  PAGE
     ---  ---------------------------------------  ----

      27  Financial Data Schedule, March 31, 1999    36


