Form 10-Q
period 1999-06-30
INCYTE PHARMACEUTICALS INC
filed 1999-08-04
CIK 879169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 30, 1999

                                       or


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

                                3160 Porter Drive
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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 28,020,849 as of June 30, 1999.


INCYTE  PHARMACEUTICALS,  INC.

INDEX





PART I: FINANCIAL INFORMATION                                                             PAGE
----------------------------------------------------------------------------------------  ----

ITEM 1  Financial Statements - Unaudited

             Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998     3

             Condensed Consolidated Statements of Operations - three and six months
             ended June 30, 1999 and 1998                                                    4

             Statements of Comprehensive Income (Loss) - three and six months
             ended June 30, 1999 and 1998                                                    5

             Condensed Consolidated Statements of Cash Flows - six months
             ended June 30, 1999 and 1998                                                    6

             Notes to Condensed Consolidated Financial Statements                            7

ITEM 2  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                      12


PART II: OTHER INFORMATION
----------------------------------------------------------------------------------------

ITEM 1  Legal Proceedings                                                                   32

ITEM 2  Changes in Securities.                                                              32

ITEM 3  Defaults Upon Senior Securities                                                     33

ITEM 4  Submission of Matters to a Vote of Security Holders                                 33

ITEM 5  Other Information                                                                   33

ITEM 6  Exhibits and Reports on Form 8-K                                                    33

             Signatures                                                                     34

             Exhibit Index                                                                  35

PART  I:  FINANCIAL  INFORMATION
ITEM  1   FINANCIAL  STATEMENTS


                                 INCYTE PHARMACEUTICALS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands)
                                          (unaudited)


                                                                     JUNE 30,    DECEMBER 31,
                                                                      1999           1998*
                                                                    ----------  --------------
ASSETS
Current assets:
      Cash and cash equivalents                                     $  53,284   $      50,048
      Marketable securities - available-for-sale                       52,797          61,185
      Accounts receivable, net                                          4,594          14,318
      Prepaid expenses and other current assets                         6,688           5,813
                                                                    ----------  --------------
            Total current assets                                      117,363         131,364

Property and equipment, net                                            63,966          54,429
Long-term investments                                                  16,917          20,653
Goodwill and other intangible assets, net                              15,760          16,955
Deposits and other assets                                              10,164           6,889
                                                                    ----------  --------------
            Total assets                                            $ 224,170   $     230,290
                                                                    ==========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                              $   4,597   $       8,244
      Accrued and other current liabilities                             8,131           7,843
      Accrued compensation                                              5,084           4,786
      Deferred revenue                                                 35,042          29,054
                                                                    ----------  --------------
            Total current liabilities                                  52,854          49,927

Non-current portion of capital lease obligations and note payable         382             796
                                                                    ----------  --------------
            Total liabilities                                          53,236          50,723
                                                                    ----------  --------------

Stockholders' equity:
      Common stock                                                         28              28
      Additional paid-in capital                                      210,943         209,192
      Deferred compensation                                            (1,008)         (1,209)
      Receivable from stockholders                                        (29)            (33)
      Accumulated other comprehensive income (loss)                    (1,302)            (10)
      Accumulated deficit                                             (37,698)        (28,401)
                                                                    ----------  --------------
            Total stockholders' equity                                170,934         179,567
                                                                    ----------  --------------
            Total liabilities and stockholders' equity              $ 224,170   $     230,290
                                                                    ==========  ==============


* The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date
 .

                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)



                                      THREE  MONTHS  ENDED  SIX  MONTHS  ENDED
                                            JUNE  30,          JUNE  30,
                                            ---------          ---------
                                          1999      1998     1999      1998
                                         --------  -------  --------  --------
Revenues                                 $37,893   $33,093  $75,523   $63,472

Costs and expenses:
 Research and development                 36,122    23,120   67,366    44,819
 Selling, general and administrative       9,497     5,722   17,876    10,322
 Acquisition-related charges                   -         -        -     1,171
                                         --------  -------  --------  --------
Total costs and expenses                  45,619    28,842   85,242    56,312

Income (loss) from operations             (7,726)    4,251   (9,719)    7,160

Interest and other income, net             1,556     1,804    3,015     3,681
Losses from joint venture                 (1,217)        -   (2,593)     (640)
                                         --------  -------  --------  --------
Income (loss) before income taxes         (7,387)    6,055   (9,297)   10,201

Provision for income taxes                     -       848        -     1,428
                                         --------  -------  --------  --------

Net income (loss)                        $(7,387)  $ 5,207  $(9,297)  $ 8,773
                                         ========  =======  ========  ========






Basic net income (loss) per share        $ (0.26)  $  0.20  $ (0.33)  $  0.33
                                         ========  =======  ========  ========
Shares used in computing
   basic net income (loss) per share      27,961    26,610   27,920    26,504
                                         ========  =======  ========  ========



Diluted net income (loss) per share      $ (0.26)  $  0.18  $ (0.33)  $  0.30
                                         ========  =======  ========  ========
Shares used in computing
   diluted net income (loss) per share    27,961    28,667   27,920    28,792
                                         ========  =======  ========  ========




                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)

                                 THREE MONTHS  ENDED   SIX  MONTHS  ENDED
                                        JUNE  30,          JUNE  30,
                                        ---------         ---------
                                       1999     1998      1999     1998
                                     --------  ------  ---------  -------

Net income (loss)                    $(7,387)  $5,207  $ (9,297)  $8,773

Other comprehensive income (loss),
   net of taxes:
     Unrealized gains (losses) on
         Marketable securities          (693)      61    (1,095)     (47)
     Foreign currency translation
         Adjustments                     (47)       -      (197)      (2)
                                     --------  ------  ---------  -------
Other comprehensive income (loss)       (740)      61    (1,292)     (49)
                                     --------  ------  ---------  -------
Comprehensive income (loss)          $(8,127)  $5,268  $(10,589)  $8,724
                                     ========  ======  =========  =======




                             See accompanying notes


                                 INCYTE PHARMACEUTICALS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                          (unaudited)

                                                                          SIX  MONTHS  ENDED
                                                                               JUNE  30,
                                                                               ---------
                                                                            1999       1998
                                                                          ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $ (9,297)  $  8,773
     Adjustments to reconcile net income (loss) to net cash provided by
         Operating activities:
         Depreciation and amortization                                      11,626      7,489
         Losses in joint venture                                             2,593        640
         Gain on sale of long-term investment                                 (104)         -
         Amortization of deferred compensation                                 201        246
         Adjustment to conform pooled entity                                     -        278
         Changes in certain assets and liabilities:
              Accounts receivable                                            9,724      9,233
              Prepaid expenses, deposits and other assets                   (4,150)    (3,723)
              Accounts payable                                              (3,647)    (2,078)
              Accrued and other liabilities                                    778         77
              Deferred revenue                                               5,988     12,159
                                                                          ---------  ---------
Net cash provided by operating activities                                   13,712     33,094
                                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Long-term investments                                                       -     (6,894)
     Proceeds from sale of long-term investments                               565          -
     Capital expenditures                                                  (19,968)   (15,325)
     Purchases of marketable securities                                    (23,013)   (60,171)
     Sales and maturities of marketable securities                          30,988     23,854
                                                                          ---------  ---------
Net cash used in investing activities                                      (11,428)   (58,536)
                                                                          ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                  1,751      2,923
     Proceeds from repayment of receivable from stockholder                      4          -
     Principal payments on capital lease obligations and
          note payable                                                        (606)      (135)
                                                                          ---------  ---------
Net cash provided by financing activities                                    1,149      2,788
                                                                          ---------  ---------

Effect of exchange rate on cash and cash equivalents                          (197)         -
                                                                          ---------  ---------

Net increase (decrease) in cash and cash equivalents                         3,236    (22,654)
Cash and cash equivalents at beginning of period                            50,048     55,598
                                                                          ---------  ---------
Cash and cash equivalents at end of period                                $ 53,284   $ 32,944
                                                                          =========  =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                             $    154   $     43
                                                                          =========  =========
Income taxes paid                                                         $    136   $    340
                                                                          =========  =========


                             See accompanying notes

                                     ======
                          INCYTE PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1.  BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 1999, the statements of operations for the three and six months ended June 30, 1999 and 1998, the statements of comprehensive income (loss) for the three and six months ended June 30, 1999 and 1998 and the statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive income and cash flows for the periods presented.

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

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

2.  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of:

                                                 JUNE 30,    DECEMBER 31,
                                                   1999         1998
                                                ----------  --------------

Office equipment                                $   4,251   $       3,577
Laboratory equipment                               28,117          25,665
Computer equipment                                 41,847          35,209
Leasehold improvements                             36,228          26,026
                                                ----------  --------------
                                                  110,443          90,477
Less accumulated depreciation and amortization    (46,477)        (36,048)
                                                ----------  --------------
                                                $  63,966   $      54,429
                                                ==========  ==============



3.  REVENUE  RECOGNITION

     The Company recognizes revenue for database collaboration agreements evenly over the term of each agreement. Revenue is deferred for fees received before earned. Revenues from genomic screening services and reagents are recognized upon completion and shipment. Revenues from contract sequencing are recognized upon completion of milestones. Revenue from gene expression microarray services includes: technology access fees, which are generally recognized ratably over the access term; capacity ramp up charges, which are recognized ratably as capacity is increased; and usage fees which are recognized at the completion of key stages in the performance of the service, in proportion to costs incurred. Generally, software revenue is allocated between license fees and maintenance fees, in accordance with SOP 97-2, with the license revenue being recognized upon installation, and maintenance fees recognized evenly over the maintenance term.

4.  NET  INCOME  (LOSS)  PER  SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) computations for the periods presented below.

                                                        THREE             SIX
                                                     MONTHS ENDED      MONTHS ENDED
                                                       JUNE 30,          JUNE 30,
                                                  -----------------  ----------------
                                                    1999      1998     1999      1998
                                                  --------  -------  --------  -------
Numerator:
 Net income (loss)                                $(7,387)  $ 5,207  $(9,297)  $ 8,773
                                                  ========  =======  ========  =======

Denominator:
 Denominator for basic net income (loss)
    per share - weighted-average shares            27,961    26,610   27,920    26,504

 Dilutive potential common shares-
    stock options                                       -     2,057        -     2,288
                                                  --------  -------  --------  -------

       Denominator for diluted net income (loss)
           per share                               27,961    28,667   27,920    28,792
                                                  ========  =======  ========  =======

Basic net income (loss) per share                 $ (0.26)  $  0.20  $ (0.33)  $  0.33
                                                  ========  =======  ========  =======

Diluted net income (loss) per share               $ (0.26)  $  0.18  $ (0.33)  $  0.30
                                                  ========  =======  ========  =======





          Options to purchase 5,053,779 shares of common stock were outstanding at June 30, 1999, but were not included in the computation of diluted net income
(loss) per share for the three or six months ended June 30, 1999, as their effect was antidilutive.

5.  BUSINESS  COMBINATIONS

     In September 1998, the Company completed the acquisition of Hexagen Limited ("Hexagen"), a privately held single nucleotide polymorphism (SNP) discovery company based in Cambridge, England. The Company issued 976,130 shares of the Company's common stock and $5.0 million in cash in exchange for all of Hexagen's outstanding capital stock. In addition, the Company assumed Hexagen's stock options, which if fully vested and exercised, would amount to 125,909 shares of its common stock. The transaction was accounted for as a purchase with a portion of the purchase price, $11.0 million, expensed in the third quarter of 1998 as a charge for the purchase of in-process research and development. The remaining portion of the purchase price, approximately $17.6 million, was allocated to goodwill ($16.3 million), developed technology ($0.7 million), and Hexagen's assembled work force ($0.6 million), which are being amortized over 8, 5 and 3 years, respectively.

     The Company allocated Hexagen's purchase price based on the relative fair value of the net tangible and intangible assets acquired. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. Hexagen's in-process research and development program consisted of the development of its fSSCP technology for SNP discovery. At the date of the acquisition, Hexagen's research and development program was approximately 80% completed and total continuing research and development commitments to complete the projects were expected to be approximately $1.4 million, and were expected to be successfully completed by mid-2000. The value assigned to purchased in-process R&D was determined by estimating the costs to develop Hexagen's purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The rates utilized to discount the net cash flows to their present value were based on Hexagen's weighted average cost of capital. A discount rate of 24.0% was used for valuing the in-process research and development and is intended to be commensurate with Hexagen's corporate maturity and the uncertainties in the economic estimates described above. Additionally, these projects will require maintenance expenditures when and if they reach a state of technological and commercial feasibility. Management believes the Company has positioned itself to complete the research and development program. However, there is risk associated with the completion of the project, which include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets and there is no assurance that the project will meet either technological or commercial success. Failure to complete the development of the fSSCP technology in its entirety, or in a timely manner, could have a material adverse impact on the Company's financial condition and results of operations.

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

     The table below presents the pro forma results of operations and earnings per share for the combined results of Hexagen and the Company for the three and six months ended June 30, 1998 assuming that the transactions was completed on January 1, 1998.

                                                 THREE MONTHS       SIX MONTHS
                                                    ENDED             ENDED
                                                 JUNE 30, 1998     JUNE 30, 1998
                                                ---------------   ---------------
(In thousands, except per share amounts)

Revenues                                            $33,093           $63,472
                                                    =======           =======
Net income                                          $ 3,085           $ 4,847
                                                    =======           =======
Pro forma basic net income per share                $  0.11           $  0.18
                                                    =======           =======
Pro forma diluted net income per share              $  0.10           $  0.16
                                                    =======           =======
Pro forma shares for basic net income per share      27,586            27,480
                                                    =======           =======
Pro forma shares for diluted net income per share    29,643            29,768
                                                    =======           =======



     In January 1998, the Company issued 2,340,237 shares of common stock in exchange for all of the capital stock of Synteni, Inc., a privately held gene expression microarray company located in Fremont, California. Synteni provides microarray services to the pharmaceutical, biotechnology, and agricultural industries. The merger has been accounted for as a pooling-of-interests.

6.  JOINT  VENTURE

     In September 1997, the Company formed a joint venture, diaDexus, LLC ("diaDexus"), with SmithKline Beecham Corporation ("SB") which will utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company holds a 50 percent equity interest in diaDexus and accounts for the investment under the equity method. In July 1999, the Company and SB each invested an additional $2.5 million in diaDexus through convertible notes that mature in April 2000. The notes bear interest at 5.6%, and are subordinate to all other claims. The notes, principal plus accrued interest, will automatically convert into diaDexus Series C Preferred Stock upon the closing of the sale of Series C Preferred Stock of diaDexus that results in aggregate proceeds to diaDexus of at least $10 million, including the $5 million that would result from the conversion of the loans from SB and the Company.

7.  SEGMENT  REPORTING

     The Company operates primarily in one reportable segment: the design, development, and marketing of genomic information based tools, and follows the requirements of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. For the three and six months ended June 30, 1999, the Company recorded revenue from customers throughout the United States and in Canada, Austria, Belgium, France, Germany, Israel, Netherlands, Switzerland, and the United Kingdom. Export revenues were $9,797,000 and $20,580,000 for the three and six months ended June 30, 1999, respectively, and $7,546,000 and $16,639,000 for the three and six months ended June 30, 1998, respectively.

8.  NEW  PRONOUNCEMENTS

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. ("SFAS 133"). As modified by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement NO. 133, this statement is effective for fiscal years beginning after June 15, 2000. SFAS 133 established standards for reporting derivative instruments and hedging activities. Application of SFAS 133 is expected to have no impact on the consolidated financial position or results of operations as currently reported.

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


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     Revenues recognized by the Company consist primarily of non-exclusive database access fees related to database agreements. Revenues also include the sales of genomic screening products and services, fees for microarray-based gene expression services, fees for contract sequencing services, and sales of genomic data management software tools. The Company's database agreements provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database subscriber will ever generate products from information contained within the databases and thus that the Company will ever receive milestone payments or royalties. The Company's ability to maintain and increase revenues will be dependent upon its ability to obtain additional database subscribers, retain and expand its relationships with existing subscribers, and to expand its customer base and production capacity for microarray services. The loss of revenues from any individual database agreement, if terminated or not renewed, could have an adverse impact on the Company's results of operations, although it is not anticipated to have a material adverse impact on the Company's business or financial condition.

     The Company is making a significant investment in its genomic sequencing, bioinformatics, mapping and SNP discovery programs in 1999, and as a result the Company has reported a net loss for the first half of 1999 and expects to continue to incur losses through 1999. The Company is anticipating a return to profitability in the second half of 2000. If the costs of these programs are greater than anticipated, or if these programs take longer to complete, or if the Company's business is affected by factors discussed under "Factors That May Affect Results" the Company may not return to profitability in 2000.

     In September 1998, the Company completed the acquisition of Hexagen Limited ("Hexagen"), a privately held SNP discovery company based in Cambridge, England. The Company issued 976,130 shares of its common stock and $5.0 million in cash in exchange for all of Hexagen's outstanding capital stock. In addition, the Company assumed Hexagen's stock options, which if fully vested and exercised, would amount to 125,909 shares of the Company's common stock. The intrinsic value of the stock options was included in the purchase price of Hexagen. The transaction was accounted for as a purchase with a portion of the purchase price, estimated to be approximately $11.0 million, expensed in the third quarter of 1998 as a charge for the purchase of in-process research and development. The remainder of the purchase price, approximately $17.6 million, was allocated to goodwill ($16.3 million), developed technology ($0.7 million), and Hexagen's assembled work force ($0.6 million), which are being amortized over 8, 5 and 3 years, respectively. The Company will continue to evaluate its intangible assets for impairment on a quarterly basis.

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

     In January 1998, the Company completed the acquisition of Synteni, Inc. ("Synteni"), a privately-held microarray-based gene expression company. The transaction has been accounted for as a pooling of interests, and the consolidated financial statements discussed herein and all historical financial information have been restated to reflect the combined operations of both companies. The Company's ability to generate revenues and operating profits from microarray-based gene expression services will be dependent on the ability of the Company to obtain additional high volume customers for microarray services and to expand capacity in a cost-effective manner. Prior to the merger, Synteni's microarray service agreements consisted of small volume pilot or feasibility agreements.

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

     In July 1999, the Company and SB each invested an additional $2.5 million in diaDexus through convertible subordinated notes that mature in April, 2000. The notes bear interest at 5.6% and are subordinate to all other claims. The notes, principal plus accrued interest, will automatically convert into diaDexus stock upon diaDexus obtaining at least $10 million of funding, including the $5 million from that would result from the conversion of the loans from SB and the Company, in the form of Series C Preferred Stock.

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

     In an effort to broaden its business, the Company is investing in a number of new areas, including molecular diagnostics, genome sequencing, SNP discovery and proteomics. Given that many of these address new markets, or involve untested technologies, it is not known if any of them will generate revenues or if the revenues will be sufficient to provide an adequate return on the investment. Depending on the investment required and the timing of such investments, expenses or losses related to these investments could adversely affect operating results.

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

RESULTS  OF  OPERATIONS

     Net loss and diluted net loss per share were $7.4 million and $9.3 million and $0.26 and $0.33 per share for the three and six months ended June 30, 1999, respectively, as compared to net income and diluted net income per share of $5.2 million and $8.8 million and $0.18 and $0.30 per share in the same periods a year ago, respectively.

     Revenues for the three and six months ended June 30, 1999 increased to $37.9 million and $75.5 million, respectively, compared to $33.1 million and $63.5 million for the corresponding periods in 1998. Revenues resulted primarily from database access fees and, to a much lesser extent, from genomic screening products and services, microarray-based gene expression services, contract sequencing, and genomic data management software tools and maintenance. The increase in revenues was primarily attributed to expanded collaborative database agreements, and to a lesser extent, to increased revenues from microarray-based gene expression services.

     Total costs and expenses for the three and six months ended June 30, 1999 increased to $45.6 million and $85.2 million, respectively, compared to $28.8 million and $56.3 million for the corresponding periods in 1998. Total costs and expenses for the six month period ended June 30, 1998 included an acquisition-related charge of $1.2 million for the acquisition of Synteni, Inc. The charge consisted primarily of accounting, legal and investment banking fees. Total costs and expenses are expected to increase in the foreseeable future due to significant expansion of microarray production capacity, the continued investment in new product development and bioinformatics, and the growth in marketing, sales and customer services.

     Research and development expenses for the three and six months ended June 30, 1999 increased to $36.1 million and $67.4 million, respectively, compared to $23.1 million and $44.8 million for the corresponding periods in 1998. The increase in research and development expenses resulted primarily from the ramp up in expenses related to the Company's investment in its genomic sequencing, bioinformatics, gene mapping and SNP discovery programs, increase in its microarray production, and continued investment in the growth of the Company's intellectual property portfolio. The Company expects research and development spending to continue to increase as the Company continues to pursue the development of new database products and services, invests in new technologies, broadens its microarray production operations and invests in the protection of its intellectual property.

     Selling, general and administrative expenses for the three and six months ended June 30, 1999 increased to $9.5 million and $17.9 million, respectively, compared to $5.7 million and $10.3 million for the corresponding periods in 1998. The increase in selling, general and administrative expenses resulted primarily from the expansion of the Company's United Kingdom operations, the growth in sales and marketing activities and increased personnel to support the growing complexity of the Company's operations. The Company's operations for the three and six months ended June 30, 1999 were also impacted by legal expenses from the patent infringement lawsuits filed by Affymetrix of approximately $2.0 million and $4.1 million, respectively. The Company expects that selling, general and administrative expenses will increase throughout 1999 due to continued growth in marketing, sales and customer support functions and increases in personnel to support the Company's growing complexity. Selling, general and administrative expenses could fluctuate from quarter to quarter due to the timing of legal expenses related to the Affymetrix lawsuits.

     Interest and other income, net for the three and six months ended June 30, 1999 decreased to $1.6 million and $3.0 million, respectively, from $1.8 million and $3.7 million for the corresponding periods in 1998. The decrease is primarily due to the lower cash, cash equivalent, and marketable security balances in 1999 as compared to 1998.

     Losses from joint venture were $1.2 million and $2.6 million for the three and six months ended June 30, 1999, respectively, and zero and $0.6 million for the three and six months ended June 30, 1998, respectively. The loss represents the Company's equity share of diaDexus' net losses from operations. In the three months ended June 30, 1998, the Company's share in diaDexus' net losses was offset by the amortization of the excess of the Company's share of diaDexus net assets over its basis. diaDexus is expected to incur operating losses through at least 2000.

     Due to the Company's expected net loss in 1999, the Company expects a minimal effective annual income tax rate. The effective annual income tax rate for 1998 was 14%, which represented the provision of federal and state alternative minimum taxes after utilization of net operating loss carryforwards and research and development credits.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 1999, the Company had $106.1 million in cash, cash equivalents and marketable securities, compared to $111.2 million as of December 31, 1998. The Company has classified all of its marketable securities as short-term, as the Company may choose not to hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

     Net cash provided by operating activities was $13.7 million for the six months ended June 30, 1999, as compared to $33.1 million for the six months ended June 30, 1998. The decrease in net cash provided by operating activities resulted primarily from the change to a net loss for the six months ended June 30, 1999 from net income in the corresponding period in 1998 as well as the lower increase in deferred revenues in 1999 as compared to 1998, which were partially offset by higher non cash charges from depreciation and amortization and losses in joint venture. Net cash generated by operating activities may in the future fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators. Although the Company is expected to be cash flow positive from operations in 1999, due to the significant investment in the Company's genomic sequencing, bioinformatics, mapping and SNP discovery programs, the Company expects a continued significant decrease in cash flows from operations in the remainder of 1999 as compared to 1998.

     The Company's investing activities, other than purchases, sales and maturities of marketable securities, have mainly consisted of capital expenditures and long-term investments. Capital expenditures for the six months ended June 30, 1999 increased to $20.0 million from $15.3 million for the six months ended June 30, 1998. In 1999, the Company has made no long-term investments in companies with which the Company has research and development alliances as compared to $6.9 million for the six months ended June 30, 1998. Net cash used by investing activities may in the future fluctuate significantly from quarter to quarter due to the timing of strategic equity investments, capital purchases and maturity/sales and purchases of marketable securities.

     Net cash provided by financing activities was $1.1 million for the six months ended June 30, 1999 as compared to $2.8 million for the six months ended June 30, 1998. The decrease was primarily due to lower proceeds from stock option exercises in 1999.

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

     The Company is in the process of evaluating the Year 2000 readiness of the software products sold by the Company ("Products"), the information technology systems used in its operations ("IT Systems"), and its non-IT Systems, such as building security, voice mail, and other systems. The project consists of the following phases: (i) identification of all Products, IT Systems, and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of Year 2000 failures.

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

     In the second quarter of 1999, the Company completed its testing of all current versions of its software products, which disclosed nothing that results in Year 2000 non compliance. Even so, whether a complete system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the Year 2000 compliance of the system's other components, most of which are supplied by parties other than the Company. The Company is currently evaluating systems and software used internally at all locations of the Company (including those from third-party vendors) for Year 2000 compliance. The initial assessment as been completed, and all testing and remediation for mission-critical systems is expected to be completed by the end of the third quarter of 1999.

     To date, the Company has had expenditures of approximately $0.4 million for external vendors for assistance with its Year 2000 assessment of IT internal systems and for certification of its database and software products. In addition the Company has incurred minimal opportunity cost of time spent by employees of the Company evaluating its financial and accounting software, its products, and general Year 2000 compliance matters. Absent a significant Year 2000 compliance deficiency, management currently estimates that total costs for its Year 2000 compliance programs will be between $1.0 million and $1.5 million, which will total approximately 10% of the total 1999 IT budget and is being expensed as incurred. The Company has not deferred any IT projects due to its efforts to ensure Year 2000 compliance. The Company believes that available cash will be sufficient to cover the projected costs associated with these activities.

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

WE HAVE HAD ONLY LIMITED PERIODS OF PROFITABILITY, AND WE EXPECT TO INCUR LOSSES IN THE FUTURE AND MAY NOT RETURN TO PROFITABILITY

     We had net losses from inception in 1991 through 1996, reported net income in 1997 and 1998, and as anticipated we were unprofitable in the first half of 1999. Because of those losses, we had an accumulated deficit of $37.7 million as of June 30, 1999. Because we intend to make a significant investment in genomic sequencing, mapping and SNP discovery over the next 12 to 18 months, we expect to report a net loss for 1999 and possibly 2000. We may report net losses in future periods as well. We expect that our expenditures will continue to increase, due in part to our continued investment in new product and technology development, including the ramp-up of our genomic sequencing, bioinformatics, mapping and SNP-discovery programs, obligations under existing and future research and development alliances, and our increasing investment in marketing, sales and customer service. Our profitability depends on our ability to increase our revenues:

     TO GENERATE SIGNIFICANT REVENUES, WE MUST OBTAIN ADDITIONAL DATABASE COLLABORATORS AND RETAIN EXISTING COLLABORATORS. While we had 22 database agreements as of June 30, 1999, we may be unable to enter into any additional agreements. Although all agreements that have expired to date have been renewed, we cannot assure you that any other agreements will be renewed upon expiration. Our database revenues are also affected by the extent to which existing collaborators expand their agreements with us to include our new database products and to the extent that existing collaborators reduce the number of products or services for which they subscribe. Some of our database agreements require us to meet performance obligations. A database collaborator can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period.

     OUR REVENUES AND PROFITABILITY WILL ALSO DEPEND ON OUR ABILITY TO EXPAND OUR CUSTOMER BASE FOR MICROARRAY SERVICES. We acquired Synteni, Inc. in January 1998 primarily for this purpose. Synteni's contribution to our operating results will depend on whether we can obtain high-volume customers for microarray services, whether we can increase our microarray production capacity in a timely manner and with consistent volumes and quality, and the costs associated with increasing our microarray production capacity. Before we acquired Synteni, its microarray service agreements consisted of small volume pilot or feasibility agreements.

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

     We expect our microarray services to represent an increasing amount of our revenues. Revenues from these sources depend on volume of usage by our collaborators, and can therefore fluctuate significantly. Also, revenues can be affected by developments in the Affymetrix litigation, which may cause potential customers to postpone or change their decision to use our microarray services.

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

     PATENT POSITIONS OR PUBLIC DISCLOSURES MAY REDUCE THE VALUE OF OUR DATABASES. Competitors may discover and establish patent positions with respect to gene sequences in our databases. Further, certain entities engaged in gene sequencing have made the results of their sequencing efforts publicly available. The Celera Genomics Group of PE Corporation has announced plans to sequence the entire human genome by the end of 2001 and to make the basic human sequence data publicly available. The Human Genome Project, which is coordinated by the U.S. Department of Energy and the National Institutes of Health, has announced that a consortium of laboratories associated with the Project predicts that they will produce at least 90 percent of the human genome sequence in a "working draft form" by the spring of 2000 and that they intend to make the information publicly available. The public availability of gene sequences or resulting patent positions covering substantial portions of the human genome or microbial or plant genomes could reduce the potential value of our databases to our collaborators. It could also impair our ability to realize royalties or other revenue from any commercialized products based on this genetic information.

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

     In April 1999, the Board of Patent Appeals and Interferences of United States Patent and Trademark Office declared interferences between pending patent applications licensed exclusively to us and the Affymetrix '305 and '992 patents. An interference proceeding is invoked by the Patent and Trademark Office when more than one patent applicant claims the same invention. The Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. At this time, we can not predict the outcome of the interference proceeding.

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

     We are evaluating the Year 2000 readiness of the software products that we sell, the information technology systems used in our operations, and our other systems such as building security and voicemail. This project consists of the following phases:

- identifying all of our software products, information technology systems and other systems;

-     assessing  repair  or  replacement  requirements;

-     repair  or  replacement;

-     testing;

-     implementation;  and

-     creating  contingency  plans  in  the  event  of  Year  2000  failures.

     We have completed testing of all current versions of our software products, which disclosed nothing that results in Year 2000 non compliance. Even so, whether a complete system or device in which a software product is embedded will operate correctly for an end-user depends largely on the Year 2000 compliance of other components, most of which are supplied by third parties.

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

PART  I:  FINANCIAL  INFORMATION
ITEM  3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities and its note payable. The Company's investment policy calls for investment in short term, low risk instruments. As of June 30, 1999, investments in marketable securities was $52.8 million. At June 30, 1999, the Company had a fixed rate note payable balance of $0.6 million. Due to the nature of these investments and note, any decrease in rates is not expected to have a material impact on the Company's financial statements.

The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments and long-term investments, entered into to further its business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical/biotech industry sector, in companies which the Company has research and development or licensing agreements. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of June 30, 1999, long-term investments, excluding diaDexus, were $12.8 million.

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

(b)     Not  applicable

(c)     Not  applicable

(d)     Not  applicable

ITEM  3     Defaults  upon  Senior  Securities
     None

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders

On June 8, 1999, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting:

                         For         Withheld
                         ----------  --------
a. Roy A. Whitfield      23,384,886    90,937
b. Randal W. Scott       23,386,998    88,825
c. Barry M. Bloom        23,339,404   136,419
d. Jeffrey J. Collinson  23,352,919   122,904
e. Frederick B. Craves   23,352,482   123,341
f.  Jon S. Saxe          23,346,984   128,839

1.     The  following  Directors  were  elected

2.     A  proposal  to  amend  the  Company's  1991  Stock  Plan

For         Against    Abstain
----------  ---------  -------
16,544,042  6,757,571   53,352



3.     The  selection  of  the  Company's  independent  auditors  was  ratified

For         Against  Abstain
----------  -------  -------
23,427,763   19,648   28,412



ITEM  5     Other  Information

None

ITEM  6     Exhibits  and  Reports  on  Form  8-K.

     a)     Exhibits
            See  Exhibit  Index  on  Page  35

     b)     Reports  on  Form  8-K
            None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    INCYTE PHARMACEUTICALS, INC.



Date:     August  4,  1999     By:     /s/  Roy  A.  Whitfield
                                       -----------------------
                                       Roy  A.  Whitfield
                                       Chief  Executive  Officer


Date:     August  4,  1999     By:     /s/  Lee  Bendekgey
                                       ------------------------
                                       Lee  Bendekgey
                                       Chief  Financial  Officer

                          INCYTE PHARMACEUTICALS, INC.

                                  EXHIBIT INDEX




     NO.                 EXHIBIT                  PAGE
     ---  --------------------------------------  ----
     27  Financial Data Schedule, June 30, 1999    36
