Form 10-Q
period 1999-09-30
INCYTE PHARMACEUTICALS INC
filed 1999-11-01
CIK 879169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q



[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                For the quarterly period ended September 30, 1999

                                       or


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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 28,455,469 as of September 30, 1999.


INCYTE  PHARMACEUTICALS,  INC.

INDEX





PART I: FINANCIAL INFORMATION                                                                  PAGE
---------------------------------------------------------------------------------------------  ----

ITEM 1  Financial Statements - Unaudited

             Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998     3

             Condensed Consolidated Statements of Operations - three and nine months
             ended September 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . .     4

             Statements of Comprehensive Income (Loss) - three and nine months
             ended September 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . .     5

             Condensed Consolidated Statements of Cash Flows - nine months
             ended September 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . .     6

             Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . .     7

ITEM 2  Management's Discussion and Analysis of Financial Condition
             and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . .    31


PART II: OTHER INFORMATION
---------------------------------------------------------------------------------------------

ITEM 1  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32

ITEM 2  Changes in Securities.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33

ITEM 3  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . .    33

ITEM 4  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .    33

ITEM 5  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33

ITEM 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .    33

             Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34

             Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35

PART  I:  FINANCIAL  INFORMATION
ITEM  1   FINANCIAL  STATEMENTS


                              INCYTE PHARMACEUTICALS, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands)
                                       (unaudited)

                                                                    SEPT 30,    DEC 31,
                                                                      1999       1998*
                                                                      ----       -----
Current assets:
      Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $ 41,388   $ 50,048
      Marketable securities - available-for-sale . . . . . . . . .    40,675     61,185
      Accounts receivable, net . . . . . . . . . . . . . . . . . .     8,040     14,318
      Prepaid expenses and other current assets. . . . . . . . . .     8,812      5,813
                                                                    ---------  ---------
            Total current assets . . . . . . . . . . . . . . . . .    98,915    131,364

Property and equipment, net. . . . . . . . . . . . . . . . . . . .    66,640     54,429
Long-term investments. . . . . . . . . . . . . . . . . . . . . . .    18,345     20,653
Goodwill and other intangible assets, net. . . . . . . . . . . . .    15,162     16,955
Deposits and other assets. . . . . . . . . . . . . . . . . . . . .    10,597      6,889
                                                                    ---------  ---------
            Total assets . . . . . . . . . . . . . . . . . . . . .  $209,659   $230,290
                                                                    =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable . . . . . . . . . . . . . . . . . . . . . .  $  6,090   $  8,244
      Accrued and other current liabilities. . . . . . . . . . . .     8,756      7,843
      Accrued compensation . . . . . . . . . . . . . . . . . . . .     7,000      4,786
      Deferred revenue . . . . . . . . . . . . . . . . . . . . . .    21,942     29,054
                                                                    ---------  ---------
            Total current liabilities. . . . . . . . . . . . . . .    43,788     49,927

Non-current portion of capital lease obligations and note payable.       239        796
                                                                    ---------  ---------
            Total liabilities. . . . . . . . . . . . . . . . . . .    44,027     50,723
                                                                    ---------  ---------

Stockholders' equity:
      Common stock . . . . . . . . . . . . . . . . . . . . . . . .        28         28
      Additional paid-in capital . . . . . . . . . . . . . . . . .   215,376    209,192
      Deferred compensation. . . . . . . . . . . . . . . . . . . .      (907)    (1,209)
      Receivables from stockholders. . . . . . . . . . . . . . . .       (20)       (33)
      Accumulated other comprehensive income (loss). . . . . . . .       (81)       (10)
      Accumulated deficit. . . . . . . . . . . . . . . . . . . . .   (48,764)   (28,401)
                                                                    ---------  ---------
            Total stockholders' equity . . . . . . . . . . . . . .   165,632    179,567
                                                                    ---------  ---------
            Total liabilities and stockholders' equity . . . . . .  $209,659   $230,290
                                                                    =========  =========


* The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date
 .

                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                              -------------       -------------
                                             1999       1998      1999       1998
                                           ---------  --------  ---------  --------
Revenues. . . . . . . . . . . . . . . . .  $ 35,415   $34,692   $110,938   $98,164

Costs and expenses:
 Research and development . . . . . . . .    36,874    24,762    104,240    69,581
 Selling, general and administrative. . .     8,989     6,874     26,865    17,196
       Charge for purchase of in-process
             research and development . .         -    10,978          -    10,978
 Acquisition-related charges. . . . . . .         -         -          -     1,171
                                           ---------  --------  ---------  --------
Total costs and expenses. . . . . . . . .    45,863    42,614    131,105    98,926

Loss from operations. . . . . . . . . . .   (10,448)   (7,922)   (20,167)     (762)

Interest and other income, net. . . . . .     1,236     1,819      4,251     5,500
Losses from joint venture . . . . . . . .    (1,854)        -     (4,447)     (640)
                                           ---------  --------  ---------  --------
Income (loss) before income taxes . . . .   (11,066)   (6,103)   (20,363)    4,098

Provision for income taxes. . . . . . . .         -       683          -     2,111
                                           ---------  --------  ---------  --------

Net income (loss) . . . . . . . . . . . .  $(11,066)  $(6,786)  $(20,363)  $ 1,987
                                           =========  ========  =========  ========






Basic net income (loss) per share . . . .  $  (0.39)  $ (0.25)  $  (0.73)  $  0.07
                                           =========  ========  =========  ========
Shares used in computing
   basic net income (loss) per share. . .    28,190    26,821     28,010    26,634
                                           =========  ========  =========  ========



Diluted net income (loss) per share . . .  $  (0.39)  $ (0.25)  $  (0.73)  $  0.07
                                           =========  ========  =========  ========
Shares used in computing
   diluted net income (loss) per share. .    28,190    26,821     28,010    28,753
                                           =========  ========  =========  ========




                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)

                                      THREE MONTHS ENDED  NINE MONTHS ENDED
                                         SEPTEMBER 30,      SEPTEMBER 30,
                                         -------------     -------------
                                       1999       1998      1999      1998
                                     ---------  --------  ---------  -------
Net income (loss) . . . . . . . . .  $(11,066)  $(6,786)  $(20,363)  $1,987

Other comprehensive income (loss),
   net of taxes:
     Unrealized gains (losses) on
         marketable securities. . .     1,082       743        (13)     696
     Foreign currency translation
         adjustments. . . . . . . .       139         -        (58)      (2)
                                     ---------  --------  ---------  -------
Other comprehensive income (loss) .     1,221       743        (71)     694
                                     ---------  --------  ---------  -------
Comprehensive income (loss) . . . .  $ (9,845)  $(6,043)  $(20,434)  $2,681
                                     =========  ========  =========  =======




                             See accompanying notes


                                 INCYTE PHARMACEUTICALS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                          (unaudited)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                              -------------
                                                                            1999       1998
                                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $(20,363)  $  1,987
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization . . . . . . . . . . . . . . . . .    17,353     11,666
         Charge for purchase of in-process research and development. . .         -     10,978
         Losses in joint venture . . . . . . . . . . . . . . . . . . . .     4,447        640
         Gain on sale of long-term investment. . . . . . . . . . . . . .      (148)         -
         Amortization of deferred compensation . . . . . . . . . . . . .       302        348
         Adjustment to conform pooled entity . . . . . . . . . . . . . .         -        278
         Changes in certain assets and liabilities:
              Accounts receivable. . . . . . . . . . . . . . . . . . . .     6,278     16,124
              Prepaid expenses, deposits and other assets. . . . . . . .    (6,707)    (6,063)
              Accounts payable . . . . . . . . . . . . . . . . . . . . .    (2,154)      (821)
              Accrued and other liabilities. . . . . . . . . . . . . . .     3,427      3,458
              Deferred revenue . . . . . . . . . . . . . . . . . . . . .    (7,112)     3,383
                                                                          ---------  ---------
Net cash provided (used) by operating activities . . . . . . . . . . . .    (4,677)    41,978
                                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . .   (27,771)   (21,493)
     Long-term investments . . . . . . . . . . . . . . . . . . . . . . .    (4,183)    (7,145)
     Proceeds from sale of long-term investments . . . . . . . . . . . .     2,644          -
     Purchase of Hexagen Limited . . . . . . . . . . . . . . . . . . . .         -     (3,977)
     Purchases of marketable securities. . . . . . . . . . . . . . . . .   (23,013)   (71,566)
     Sales and maturities of marketable securities . . . . . . . . . . .    43,058     48,897
                                                                          ---------  ---------
Net cash used in investing activities. . . . . . . . . . . . . . . . . .    (9,265)   (55,284)
                                                                          ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock. . . . . . . . . . . . . . .     6,184      3,278
     Proceeds from repayment of receivables from stockholder . . . . . .        13          -
     Principal payments on capital lease obligations and note payable. .      (857)      (220)
                                                                          ---------  ---------
Net cash provided by financing activities. . . . . . . . . . . . . . . .     5,340      3,058
                                                                          ---------  ---------

Effect of exchange rate on cash and cash equivalents . . . . . . . . . .       (58)         -
                                                                          ---------  ---------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . .    (8,660)   (10,248)
Cash and cash equivalents at beginning of period . . . . . . . . . . . .    50,048     55,598
                                                                          ---------  ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . .  $ 41,388   $ 45,350
                                                                          =========  =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
     Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    226   $     61
                                                                          =========  =========
     Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . .  $    136   $    725
                                                                          =========  =========
CASH FLOW FOR ACQUISITION
     Tangible assets acquired (excluding $1,023 cash received) . . . . .  $      -   $  3,025
     Intangible assets acquired. . . . . . . . . . . . . . . . . . . . .         -     28,531
     Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . .         -     (4,141)
     Common stock issued . . . . . . . . . . . . . . . . . . . . . . . .         -    (23,438)
                                                                          ---------  ---------
     Cash paid for acquisition (net of $1,023 cash received) . . . . . .  $      -   $  3,977
                                                                          =========  =========

                             See accompanying notes

                                     ======
                          INCYTE PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.  BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 1999, the statements of operations for the three and nine months ended September 30, 1999 and 1998, the statements of comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998 and the statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive income and cash flows for the periods presented.

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

2.  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of:


                                             SEPTEMBER 30, DECEMBER 31,
                                                  1999       1998
                                                ---------  ---------
Office equipment . . . . . . . . . . . . . . .  $  4,460   $  3,577
Laboratory equipment . . . . . . . . . . . . .    28,595     25,665
Computer equipment . . . . . . . . . . . . . .    48,676     35,209
Leasehold improvements . . . . . . . . . . . .    36,674     26,026
                                                ---------  ---------
                                                 118,405     90,477
Less accumulated depreciation and amortization   (51,765)   (36,048)
                                                ---------  ---------
                                                $ 66,640   $ 54,429
                                                =========  =========



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



                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,
                                                      -------------      -------------
                                                    1999       1998      1999      1998
                                                  ---------  --------  ---------  -------
Numerator:
 Net income (loss) . . . . . . . . . . . . . . .  $(11,066)  $(6,786)  $(20,363)  $ 1,987
                                                  =========  ========  =========  =======

Denominator:
 Denominator for basic net income (loss)
    per share - weighted-average shares. . . . .    28,190    26,821     28,010    26,634

 Dilutive potential common shares-
    stock options. . . . . . . . . . . . . . . .         -         -          -     2,119
                                                  ---------  --------  ---------  -------

       Denominator for diluted net income (loss)
           per share . . . . . . . . . . . . . .    28,190    26,821     28,010    28,753
                                                  =========  ========  =========  =======

Basic net income (loss) per share. . . . . . . .  $  (0.39)  $ (0.25)  $  (0.73)  $  0.07
                                                  =========  ========  =========  =======

Diluted net income (loss) per share. . . . . . .  $  (0.39)  $ (0.25)  $  (0.73)  $  0.07
                                                  =========  ========  =========  =======



          Options to purchase 4,984,387 shares of common stock were outstanding at September 30, 1999, but were not included in the computation of diluted net income (loss) per share for the three or nine months ended September 30, 1999, as their effect was antidilutive. Options to purchase 3,885,987 were outstanding at September 30, 1998, but were not included in the computation of diluted loss per share for the three month period ended September 30, 1998, as their effect was antidilutive. Options to purchase 994,128 were outstanding at September 30, 1998, but were not included in the computation of diluted loss per share for the nine month period ended September 30, 1998, as their effect was antidilutive.

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

     The Company allocated Hexagen's purchase price based on the relative fair value of the net tangible and intangible assets acquired. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. Hexagen's in-process research and development program consisted of the development of its fSSCP technology for SNP discovery. At the date of the acquisition, Hexagen's research and development program was approximately 80% completed and total continuing research and development commitments to complete the projects were expected to be approximately $1.4 million, and were expected to be successfully completed by mid-2000. The value assigned to purchased in-process R&D was determined by estimating the costs to develop Hexagen's purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The rates utilized to discount the net cash flows to their present value were based on Hexagen's weighted average cost of capital. A discount rate of 24.0% was used for valuing the in-process research and development and was intended to be commensurate with Hexagen's corporate maturity and the uncertainties in the economic estimates described above. Additionally, these projects will require maintenance expenditures when and if they reach a state of technological and commercial feasibility. Management believes the Company has positioned itself to complete the research and development program. However, there is risk associated with the completion of the project, which include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets and there is no assurance that the project will meet either technological or commercial success. Failure to complete the development of the fSSCP technology in its entirety, or in a timely manner, could have a material adverse impact on the Company's financial condition and results of operations.

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

     The table below presents the pro forma results of operations and earnings per share for the combined results of Hexagen and the Company for the three and nine months ended September 30, 1998 assuming that the transactions was completed on January 1, 1998.

                                                  THREE  MONTHS    NINE  MONTHS
                                                      ENDED           ENDED
                                                SEPT. 30, 1998   SEPT. 30, 1998
(In thousands, except per share amounts)
Revenues . . . . . . . . . . . . . . . . . . . . .  $34,692          $98,164
                                                    =======          =======
Net income . . . . . . . . . . . . . . . . . . . .  $ 1,590          $ 6,437
                                                    =======          =======
Pro forma basic net income per share . . . . . . .  $  0.06          $  0.23
                                                    =======          =======
Pro forma diluted net income per share . . . . . .  $  0.05          $  0.22
                                                    =======          =======
Pro forma shares for basic net income per share. .   27,710           27,523
                                                    =======          =======
Pro forma shares for diluted net income per share.   29,564           29,642
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

diaDexus purchased $1.4 million and $1.7 million of contract sequencing and microarray services from the Company in the three and nine months ended September 30, 1999, respectively, and did not have similar purchases in the nine months ended September 30, 1998.

7.  SEGMENT  REPORTING

     The Company operates primarily in one reportable segment: the design, development, and marketing of genomic information based tools, and follows the requirements of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. For the three and nine months ended September 30, 1999, the Company recorded revenue from customers throughout the United States and in Canada, Austria, Belgium, France, Germany, Israel, Netherlands, Switzerland, and the United Kingdom. Export revenues were $9.0 million and $30.7 million for the three and nine months ended September 30, 1999, respectively, and $8.9 million and $25.7 million for the three and nine months ended September 30, 1998, respectively.

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

     In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of the U.S. patent number 5,800,992 (the "'992 Patent") and U.S. patent number 5,744,305 (the "'305 Patent") by both Synteni and Incyte. The complaint alleges that the '305 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte, that the '992 Patent has been infringed by the use of Synteni's and Incyte's GEMTM microarray technology to conduct gene expression monitoring using two-color labeling, and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '305 and '992 Patents and, in addition, Affymetrix had sought a preliminary injunction enjoining Incyte and Synteni from using Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling as described in the '992 Patent. Affymetrix's request for a preliminary injunction was denied in April 1999 and the lawsuit is tentatively scheduled to go to trial in September 2000.

     In April 1999, the Board of Patent Appeals and Interferences of United States Patent and Trademark Office (PTO) declared interferences between pending patent applications licensed exclusively to Incyte and the Affymetrix '305 and '992 Patents. An interference proceeding is invoked by the PTO when more than one patent applicant claims the same invention. The Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. In September 1999, the Board of Patent Appeals and Interferences determined that Incyte had not met its prima facie case, and ruled that the patents licensed by Incyte and Synteni from Stanford University were not entitled to priority over corresponding claims in the two Affymetrix patents. The Company intends to appeal the decision.

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


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to expected net loss, expected expenditure levels and rate of growth of expenditures, expected cash flows, the adequacy of capital resources, growth in operations and Year 2000 related actions, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the biotechnology, pharmaceutical, and agricultural industries; risks relating to the development of new products and their use by potential collaborators of the Company; the impact of technological advances and competition; the ability of the Company to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; the cost of accessing technologies or intellectual property developed by other companies or entities; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that are issued on gene sequences and other genetic information; developments in and expenses relating to litigation and interference proceedings; the results and viability of joint ventures and businesses in which the Company has purchased equity; the ability of the Company to implement in a timely manner the programs and actions related to the Year 2000 issue; and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


OVERVIEW

     Incyte Pharmaceuticals, Inc. ("Incyte" and, together with its wholly owned subsidiaries, the "Company") designs, develops and markets genomic information-based products, including databases, genomic data management software tools, microarray-based gene expression services and genomic reagents and related services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based products used by pharmaceutical and biotechnology companies in drug discovery and development.

     Revenues recognized by the Company consist primarily of non-exclusive database access fees related to database agreements. Revenues also include the sales of genomic screening products and services, fees for microarray-based gene expression services, fees for contract sequencing services, and sales of genomic data management software tools. The Company's database agreements provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database subscriber will ever generate products from information contained within the databases and thus that the Company will ever receive milestone payments or royalties. The Company's ability to maintain and increase revenues will be dependent upon its ability to obtain additional database subscribers, retain and expand its relationships with existing subscribers, and to expand its customer base for microarray and related gene expression services. The loss of revenues from any individual database agreement, if terminated or not renewed, could have an adverse impact on the Company's results of operations, although it is not anticipated to have a material adverse impact on the Company's business or financial condition.

     The Company is making a significant investment in its genomic sequencing, bioinformatics, mapping and Single Neucleotide Polymorphisms ("SNP") discovery programs in 1999, and as a result the Company has reported a net loss through the third quarter of 1999 and expects to continue to incur losses at least through the second quarter of 2000. The Company is anticipating a return to profitability in the second half of 2000, although it may not be profitable for the entire year. If the costs of these programs are greater than anticipated, or if these programs take longer to complete, or if the Company's business is affected by factors discussed under "Factors That May Affect Results," the Company may not return to profitability in 2000.

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

The Company allocated Hexagen's purchase price based on the relative fair value of the net tangible and intangible assets acquired. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. Hexagen's in-process research and development program consisted of the development of its fSSCP technology for SNP discovery. At the date of the acquisition, Hexagen's research and development program was approximately 80% completed and total continuing research and development commitments to complete the projects were expected to be approximately $1.4 million. The projects were expected to be successfully completed by mid-2000. The value assigned to purchased in-process R&D was determined by estimating the costs to develop Hexagen's purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The rates utilized to discount the net cash flows to their present value were based on Hexagen's weighted average cost of capital. A discount rate of 24.0% was used for valuing the in-process research and development and was intended to be commensurate with Hexagen's corporate maturity and the uncertainties in the economic estimates described above. Additionally, this project will require maintenance expenditures when and if it reaches a state of technological and commercial feasibility. Management believes the Company has positioned itself to complete the research and development program. However, there is risk associated with the completion of the project, which includes the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. There is no assurance that the project will meet either technological or commercial success. Failure to complete the development of the fSSCP technology in its entirety, or in a timely manner, could have a material adverse impact on the Company's financial condition and results of operations.

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

     In July 1999, the Company and SB each invested an additional $2.5 million in diaDexus through convertible subordinated notes that mature in April 2000. The notes bear interest at 5.6% and are subordinate to all other claims. The notes, principal plus accrued interest, will automatically convert into diaDexus Series C Preferred Stock upon the closing of the sale of Series C Preferred Stock that results in aggregate proceeds to diaDexus of at least $10 million, including the $5 million that would result from the conversion of the loans from SB and the Company.

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

     In an effort to broaden its business, the Company is investing in a number of new areas, including molecular diagnostics, genomic sequencing, SNP discovery and proteomics. Given that many of these address new markets, or involve untested technologies, it is not known if any of them will generate revenues or if the revenues will be sufficient to provide an adequate return on the investment. Depending on the investment required and the timing of such investments, expenses or losses related to these investments could adversely affect operating results.

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

RESULTS  OF  OPERATIONS

     Net loss and diluted net loss per share were $11.1 million and $20.4 million and $0.39 and $0.73 per share for the three and nine months ended September 30, 1999, respectively, as compared to net income (loss) and diluted net income (loss) per share of $(6.8) million and $2.0 million and $(0.25) and $0.07 per share in the same periods a year ago, respectively.

     Revenues for the three and nine months ended September 30, 1999 increased to $35.4 million and $110.9 million, respectively, compared to $34.7 million and $98.2 million for the corresponding periods in 1998. Revenues resulted primarily from database access fees and, to a much lesser extent, from genomic screening products and services, microarray-based gene expression services, contract sequencing, and genomic data management software tools and maintenance. The increase in revenues was primarily attributed to expanded collaborative database agreements, and to a lesser extent, to increased revenues from microarray-based gene expression services, partially offset by licensing revenues generated in 1998.

     Total costs and expenses for the three and nine months ended September 30, 1999 increased to $45.9 million and $131.1 million, respectively, compared to $42.6 million and $98.9 million for the corresponding periods in 1998. Total costs and expenses for the nine month period ended September 30, 1998 included an acquisition-related charge of $1.2 million for the acquisition of Synteni, Inc. The charge consisted primarily of accounting, legal and investment banking fees. Total costs and expenses for the three and nine month periods ended September 30, 1998 included a charge for the purchase of in-process research and development of $11.0 million, related to the Hexagen acquisition. Total costs and expenses are expected to increase in the foreseeable future, but at a slower rate than the first three quarters of 1999, due to continued expansion of microarray production capacity, the continued investment in new product development and bioinformatics, and the growth in marketing, sales and customer services.

     Research and development expenses for the three and nine months ended September 30, 1999 increased to $36.9 million and $104.2 million, respectively, compared to $24.8 million and $69.6 million for the corresponding periods in 1998. The increase in research and development expenses resulted primarily from the ramp up in expenses related to the Company's investment in its genomic sequencing, bioinformatics, gene mapping and SNP discovery programs, increase in its microarray production, and continued investment in the growth of the Company's intellectual property portfolio. The Company expects research and development spending to continue to increase as the Company continues to pursue the development of new database products and services, invests in new technologies, broadens its microarray production operations and invests in the protection of its intellectual property.

     Selling, general and administrative expenses for the three and nine months ended September 30, 1999 increased to $9.0 million and $26.9 million, respectively, compared to $6.9 million and $17.2 million for the corresponding periods in 1998. The increase in selling, general and administrative expenses resulted primarily from the expansion of the Company's United Kingdom operations, the growth in sales and marketing activities and increased personnel to support the growing complexity of the Company's operations. The Company's operations for the three and nine months ended September 30, 1999 were also impacted by legal expenses from the patent infringement lawsuits filed by Affymetrix of approximately $1.0 million and $5.1 million, respectively, compared to $0.7 million and $1.2 million in the corresponding periods in 1998. The Company expects that selling, general and administrative expenses will continue to increase in the foreseeable future due to continued growth in marketing, sales and customer support functions and increases in personnel to support the Company's growing complexity. Selling, general and administrative expenses could fluctuate from quarter to quarter due to the timing of legal expenses related to the Affymetrix lawsuits.

     Interest and other income, net for the three and nine months ended September 30, 1999 decreased to $1.2 million and $4.3 million, respectively, from $1.8 million and $5.5 million for the corresponding periods in 1998. The decrease is primarily due to the lower cash, cash equivalent, and marketable security balances in 1999 as compared to 1998.

     Losses from joint venture were $1.9 million and $4.4 million for the three and nine months ended September 30, 1999, respectively, and zero and $0.6 million for the three and nine months ended September 30, 1998, respectively. The loss represents the Company's equity share of diaDexus' net losses from operations. In the three months ended September 30, 1998, the Company's share in diaDexus' net losses was offset by the amortization of the excess of the Company's share of diaDexus net assets over its basis. diaDexus is expected to incur operating losses through at least fiscal 2000.

     Due to the Company's expected net loss in 1999, the Company expects a minimal effective annual income tax rate. The effective annual income tax rate for 1998 was 14%, which represented the provision of federal and state alternative minimum taxes after utilization of net operating loss carryforwards and research and development credits.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 1999, the Company had $82.1 million in cash, cash equivalents and marketable securities, compared to $111.2 million as of December 31, 1998. The Company has classified all of its marketable securities as short-term, as the Company may choose not to hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

     Net cash used by operating activities was $4.7 million for the nine months ended September 30, 1999, as compared to net cash provided of $42.0 million for the nine months ended September 30, 1998. The change in cash flows from operating activities resulted primarily from the change to a net loss for the nine months ended September 30, 1999 from net income in the corresponding period in 1998 as well as the lower decrease in accounts receivables and an increase in deferred revenues in 1999 as compared to 1998, these were partially offset by higher non cash charges from depreciation and amortization and losses in joint venture. Net cash generated by operating activities may in the future fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators. The Company expects to return to generating positive cash flows from operations in 2000.

     The Company's investing activities, other than purchases, sales and maturities of marketable securities, have mainly consisted of capital expenditures and long-term investments. Capital expenditures for the nine months ended September 30, 1999 increased to $27.8 million from $21.5 million for the nine months ended September 30, 1998. In 1999, the Company has made $4.2 million of investments in companies with which the Company has research and development alliances, of which $2.5 million represents an additional investment in diaDexus, as compared to $7.1 million for the nine months ended September 30, 1998. The Company generated $2.6 million of cash from the sale of equity in two companies with which the Company has research and development alliances. Net cash used by investing activities may in the future fluctuate significantly from quarter to quarter due to the timing of strategic equity investments, capital purchases and maturity/sales and purchases of marketable securities.

     Net cash provided by financing activities was $5.3 million for the nine months ended September 30, 1999 as compared to $3.1 million for the nine months ended September 30, 1998. The increase was primarily due to higher proceeds from stock option exercises in 1999.

     Based upon its current plans, the Company believes that its existing resources and anticipated cash flow from operations will be adequate to satisfy its capital needs at least through the next twelve months. However, the Company may be unable to obtain additional collaborators or retain existing collaborators for its databases, and its products and services may not produce revenues which, together with the Company's cash, cash equivalents, and marketable securities, would be adequate to fund the Company's cash requirements. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and other products and services; the cost required to complete the genomic sequencing and human genome mapping programs; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies or intellectual property and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure the Company's sequencing and microarray operations remain competitive; capital expenditures required to expand the Company's facilities; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in the Company's research and development plans or other changes affecting the Company's operating expenses may result in changes in the timing and amount of expenditures of the Company's capital resources.

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

     In the second quarter of 1999, the Company completed its testing of all current versions of its software and database products, which disclosed nothing that results in Year 2000 non compliance. Even so, whether a complete system or device in which a software product is embedded will operate correctly for an end-user depends in large part on the Year 2000 compliance of the system's other components, most of which are supplied by parties other than the Company. The Company is currently evaluating systems and software used internally at all locations of the Company (including those from third-party vendors) for Year 2000 compliance. The initial assessment testing and remediation for mission-critical systems were substantially completed in October 1999.

     To date, the Company has made expenditures of approximately $0.5 million for external vendors for assistance with its Year 2000 assessment of IT internal systems, for certification of its database and software products and remediation of internal systems. In addition the Company has incurred minimal opportunity cost of time spent by employees of the Company evaluating its financial and accounting software, its products, and general Year 2000 compliance matters. Absent a significant Year 2000 compliance deficiency, management currently estimates that total costs for its Year 2000 compliance programs will be between $1.0 million and $1.5 million, which will total approximately 10% of the total 1999 IT budget and is being expensed as incurred. The Company has not deferred any IT projects due to its efforts to ensure Year 2000 compliance. The Company believes that available cash will be sufficient to cover the projected costs associated with these activities.

     As the Company completes its assessment and testing of its Year 2000 readiness it will develop and implement, if necessary, appropriate contingency plans to mitigate to the extent possible the effects of any Year 2000 noncompliance, and expects to have such plans completed in the fourth quarter of 1999. As part of the development of a contingency plan, the Company will evaluate its worst case scenario in the event of Year 2000 noncompliance. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third party suppliers to be Year 2000 compliant would result in the interruption of the Company's business, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

WE HAVE HAD ONLY LIMITED PERIODS OF PROFITABILITY, AND WE EXPECT TO INCUR LOSSES IN THE FUTURE AND MAY NOT RETURN TO PROFITABILITY

     We had net losses from inception in 1991 through 1996, reported net income in 1997 and 1998, and have incurred net losses in the first nine months of 1999. Because of those losses, we had an accumulated deficit of $48.8 million as of September 30, 1999. We intend to make a significant investment in genomic sequencing, mapping and SNP discovery over the next 9 to 12 months, so we expect to report a net loss for 1999 and probably 2000. We may report net losses in future periods as well. We expect that our expenditures may continue to increase, although at a slower rate than the first three quarters of 1999, due in part to our continued investment in new product and technology development, including the continuation of our genomic sequencing, bioinformatics, mapping and SNP-discovery programs, obligations under existing and future research and development alliances, and our increasing investment in marketing, sales and customer service. Our profitability depends on our ability to increase our revenues:

     TO GENERATE SIGNIFICANT REVENUES, WE MUST OBTAIN ADDITIONAL DATABASE COLLABORATORS AND RETAIN EXISTING COLLABORATORS. While we had 23 database agreements as of October 31, 1999, we may be unable to enter into any additional agreements. We cannot assure you that any agreements will be renewed upon expiration. Our database revenues are also affected by the extent to which existing collaborators expand their agreements with us to include our new database products and to the extent that existing collaborators reduce the number of products or services for which they subscribe. Some of our database agreements require us to meet performance obligations. A database collaborator can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period.

     OUR REVENUES AND PROFITABILITY WILL ALSO DEPEND ON OUR ABILITY TO EXPAND OUR CUSTOMER BASE FOR MICROARRAY SERVICES. We acquired Synteni, Inc. in January 1998 primarily for this purpose. Synteni's contribution to our operating results will depend on whether we can obtain high-volume customers for microarray services and expression databases, whether we can increase our microarray production capacity in a timely manner and with consistent volumes and quality, and the costs associated with increasing our microarray production capacity. Before we acquired Synteni, its microarray service agreements consisted of small volume pilot or feasibility agreements.

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

     We expect our microarray services and expression databases to represent an increasing amount of our revenues. Revenues from these sources depend on volume of usage by our collaborators, and can therefore fluctuate significantly. Also, revenues can be affected by developments in the Affymetrix litigation, which may cause potential customers to postpone or change their decision to use our microarray services.

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

WE  EXPERIENCE  INTENSE  COMPETITION  AND  RAPID  TECHNOLOGICAL  CHANGE

     GENOMIC BUSINESSES ARE INTENSELY COMPETITIVE. The human genome contains a finite number of genes. Our competitors may seek to identify, sequence and determine the biological function of numerous genes in order to obtain a proprietary position with respect to new genes. A number of companies, other institutions and government-financed entities are engaged in gene sequencing, gene discovery, gene expression analysis, positional cloning, the study of genetic variation, and other genomic service businesses. Many of these companies, institutions and entities have greater financial and human resources than we do.

     Some of our competitors have developed databases containing gene sequence, gene expression, genetic variation or other genomic information and are marketing or plan to market their data to pharmaceutical companies. Additional competitors may attempt to establish databases containing this information in the future. We expect that competition in our industry will continue to intensify. Several large pharmaceutical companies have formed a consortium to create a SNPs database and to make all of the information publicly available. The formation of this consortium could delay or reduce the potential revenues related to our SNP-related business.

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

     COMPETITORS MAY DEVELOP SUPERIOR TECHNOLOGY. The gene sequencing machines used in our computer-aided sequencing operations are commercially available and are being used by at least one competitor. In addition, some of our competitors and potential competitors are developing proprietary sequencing technologies that may be more advanced than ours. PE Corporation has announced that it has begun commercial shipments of a new gel-based sequencing machine, and that a large number of these machines will be provided to Celera Genomics Group. We may be unable to obtain access to sufficient quantities of these machines on acceptable terms.

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

     The lawsuits were initially filed in the United States District Court for the District of Delaware. In November 1998, the court granted Incyte's motion to transfer the suits to the United States District Court for the Northern District of California. Affymetrix's request for a preliminary injunction was denied in April 1999 and the lawsuit is tentatively scheduled to go to trial in September 2000.

     In April 1999, the Board of Patent Appeals and Interferences of United States Patent and Trademark Office declared interferences between pending patent applications licensed exclusively to us and the Affymetrix '305 and '992 patents. An interference proceeding is invoked by the Patent and Trademark Office when more than one patent applicant claims the same invention. The Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. At this time, we can not predict the outcome of the interference proceeding. In September 1999, the Board of Patent Appeals and Interferences determined that Incyte had not met its prima facie case, and ruled that patents licensed by Incyte and Synteni from Stanford University were not entitled to priority over corresponding claims in the two Affymetrix patents. The Company intends to appeal the decision.

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

WE ARE SPENDING A LOT OF MONEY ON NEW AND UNCERTAIN BUSINESSES AND DEMAND FOR OUR PRODUCTS AND SERVICES MAY BE INSUFFICIENT TO COVER OUR COSTS

     There is no precedent for our microarray-based gene expression database or service businesses or the use of SNP-based genetic variation information. The usefulness of the information generated by these businesses is unproven. Our collaborators and potential collaborators may determine that our databases, software tools and microarray-related services are not useful or cost-effective. Due to the nature and price of some of the products and services we offer, only a limited number of companies are potential collaborators for those products and services. If we do not develop these new products and services in time to meet market demand or if there is insufficient demand for these products and services, we may not be able to cover our costs of developing these products and services or earn a sufficient return on our investment.

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

OUR  SALES  CYCLE  IS  LENGTHY

     Our ability to obtain new subscribers for our databases, software tools and microarray and other services depends upon prospective subscribers' perceptions that our products and services can help accelerate drug discovery efforts. Our database sales cycle is typically lengthy because we need to educate our potential subscribers and sell the benefits of our tools and services to a variety of constituencies within potential subscriber companies. In addition, each database subscription and microarray services agreement involves the negotiation of unique terms. We may expend substantial funds and management effort with no assurance that a subscription or services agreement will result. Actual and proposed consolidations of pharmaceutical companies have affected the timing and progress of our sales efforts. We expect that future proposed consolidations will have similar effects.

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

OUR  RECENT  ACQUISITIONS  INVOLVE  SEVERAL  RISKS

     Our acquisitions of Hexagen involves several potential operating and business risks, including potential problems and costs associated with integrating Hexagen's businesses, technologies and management with ours. Our integration efforts may also result in the loss of efficiency or employees.

     The combined companies may not realize any revenue enhancements or cost savings. Increases in other expenses and operating losses, including losses due to problems in integrating the acquired companies with ours, may offset any cost savings. Our combined operating results and financial condition may not be superior to what we could have achieved without this acquisition, even if we integrate the acquired business efficiently, effectively and quickly. The combination of this business with ours may also take longer than expected.

     In particular, our continued need to integrate Hexagen's technology with our existing technology and improve its throughput, in order to develop SNP programs. We may be unable to achieve the necessary improvements, which could slow our efforts to develop a SNP-related business. Also, since Hexagen is located in England, we may experience difficulties in integrating their operations with our U.S.-based operations. We may also incur an expense if the goodwill and other intangible assets associated with the Hexagen purchase are determined to be impaired in the future.

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

     We are evaluating the Year 2000 readiness of the software and database products that we sell, the information technology systems used in our operations, and our other systems such as building security and voicemail. This project consists of the following phases:

- identifying all of our software products, information technology systems and other systems;

-     assessing  repair  or  replacement  requirements;

-     repair  or  replacement;

-     testing;

-     implementation;  and

-     creating  contingency  plans  in  the  event  of  Year  2000  failures.

     We have completed testing of all current versions of our software and database products, which disclosed nothing that results in Year 2000 non-compliance. Even so, whether a complete system or device in which a software product is embedded will operate correctly for an end-user depends largely on the Year 2000 compliance of other components, most of which are supplied by third parties.

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

     As we complete the assessment and testing of our Year 2000 readiness, we intend to develop and implement, if necessary, appropriate contingency plans to mitigate the effects of any Year 2000 noncompliance. We expect to have these plans completed and implemented by January 1, 2000, if necessary. As part of the development of a contingency plan, we will evaluate our worst case scenario for Year 2000 noncompliance. Although the full consequences are unknown, the failure of our critical systems or those of our material vendors and other business partners to be Year 2000 complaint would interrupt our business.

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

PART  I:  FINANCIAL  INFORMATION
ITEM  3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities and its note payable. The Company's investment policy calls for investment in short term, low risk instruments. As of September 30, 1999, investments in marketable securities was $46.7 million. At September 30, 1999, the Company had a fixed rate note payable balance of $0.5 million. Due to the nature of these investments and the note, any decrease in rates is not expected to have a material impact on the Company's financial statements.

The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments and long-term investments, entered into to further its business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical/biotech industry sector, in companies which the Company has research and development or licensing agreements. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of September 30, 1999, long-term investments, excluding diaDexus, were $12.1 million.

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

     In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of the U.S. patent number 5,800,992 (the "'992 Patent") and U.S. patent number 5,744,305 (the "'305 Patent") by both Synteni and Incyte. The complaint alleges that the '305 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte, that the '992 Patent has been infringed by the use of Synteni's and Incyte's GEMTM microarray technology to conduct gene expression monitoring using two-color labeling, and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '305 and '992 Patents and, in addition, Affymetrix had sought a preliminary injunction enjoining Incyte and Synteni from using Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling as described in the '992 Patent. Affymetrix's request for a preliminary injunction was denied in April 1999 and the lawsuit is tentatively scheduled to go to trial in September 2000.

     In April 1999, the Board of Patent Appeals and Interferences of United States Patent and Trademark Office (PTO) declared interferences between pending patent applications licensed exclusively to Incyte and the Affymetrix '305 and '992 Patents. An interference proceeding is invoked by the PTO when more than one patent applicant claims the same invention. The Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. In September 1999, the Board of Patent Appeals and Interferences determined that Incyte had not met its prima facie case, and ruled that the patents licensed by Incyte and Synteni from Stanford University were not entitled to priority over corresponding claims in the two Affmetrix patents. The Company intends to appeal the decision.

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


                                                    INCYTE PHARMACEUTICALS, INC.



Date:     November  1,  1999     By:     /s/  Roy  A.  Whitfield
                                         -----------------------
                                         Roy  A.  Whitfield
                                         Chief  Executive  Officer


Date:     November  1,  1999     By:     /s/  Lee  Bendekgey
                                         -------------------
                                         Lee  Bendekgey
                                         Chief  Financial  Officer

                          INCYTE PHARMACEUTICALS, INC.

                                  EXHIBIT INDEX






     NO.                    EXHIBIT                    PAGE
     ---  -------------------------------------------  ----

      27  Financial Data Schedule, September 30, 1999    36