Form 10-K
period 1999-12-31
INCYTE PHARMACEUTICALS INC
filed 2000-03-22
CIK 879169

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
                           -------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM                    TO

                        COMMISSION FILE NUMBER: 0-27488

                          INCYTE PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-3136539
(STATE OR OTHER JURISDICTION OF INCORPORATION        (IRS EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)

  3174 PORTER DRIVE, PALO ALTO, CALIFORNIA                    (650) 855-0555
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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on February 29, 2000) was approximately $8,742,060,000.

     As of February 29, 2000, there were 31,724,420 shares of Common Stock, $.001 per share par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 (as to directors), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2000 Annual Meeting of Stockholders to be held on June 5, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

     When used in this Report, the words "expects," "anticipates," "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the Company's and diaDexus' expected net losses, expected expenditure levels and rate of growth of expenditures, expected cash flows, the adequacy of capital resources, growth in operations, the ability to commercialize products developed under collaborations and alliances, our ability to complete the sequence of full-length genes in areas of therapeutic interest and file patents on these potential drug targets, our ability to integrate companies and operations that we have acquired or will acquire, our ability to implement online delivery of our database and software products, the scheduling and timing of current and future litigation, our strategy with regard to protecting our proprietary technology, our ability to compete and respond to rapid technological change and the performance and utility of our products and services. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent to which the pharmaceuticals and biotechnology industries use genomic information in research and development, risks relating to development of new products and services and their use by our potential customers and collaborators, our ability to work with our collaborators to meet the goals of our collaborators and alliances, our ability to retain and obtain customers, the cost of accessing or acquiring technologies or intellectual property, the effectiveness of our sequencing efforts, the impact of alternative technological advances and competition, uncertainties associated with changes in patent laws and developments in and expenses related to litigation and interference proceedings; and the risks set forth below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     In the sections of this report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors That May Affect Results," all references to "Incyte," "we," "us," "our" or the "Company" mean Incyte Pharmaceuticals, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

     Incyte, LifeSeq and PathoSeq are our registered trademarks. ZooSeq, LifeTools, LifeArray, LifeProt, LifeExpress, GeneAlbum and GEM are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

OVERVIEW

     Incyte is a leading provider of genomic information-based products and services. These products and services include database products, genomic data management software tools, microarray-based gene expression services, genomic reagents and related services. We focus on providing an integrated platform of information technologies designed to assist pharmaceutical and biotechnology companies and academic researchers in the understanding of disease and the discovery and development of new drugs.

     Our genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genomic information. In building the databases, we utilize high-throughput, computer-aided gene sequencing and analysis technologies to identify and characterize the expressed genes of the human genome, as well as certain animal, plant and microbial genomes. By searching our proprietary genomic databases, customers can integrate and analyze genomic information from multiple sources in order to discover genes that may represent the basis for new biological targets, therapeutic proteins, or gene therapy, antisense or diagnostic products. The pharmaceutical and biotechnology industries use our genomic products and services to accelerate the discovery and development of new diagnostic and therapeutic products. Our products and services can be applied to gene and target discovery, functional genomics studies, preclinical pharmacology and toxicology studies, and can aid in understanding and analyzing the results of clinical development studies.

     We currently provide access to our genomic databases through collaborations with pharmaceutical and biotechnology companies worldwide. As of December 31, 1999, more than twenty companies had entered into multi-year agreements to obtain access to our databases on a non-exclusive basis. These companies include the following:

Abbott Laboratories                    Johnson & Johnson
AstraZeneca PLC                        Millennium Pharmaceuticals, Inc.
Aventis S.A.                           Monsanto Company
Bristol-Myers Squibb Company           Novartis AG
Eli Lilly and Company                  Pfizer Inc.
F. Hoffmann-La Roche Ltd.              Pharmacia & Upjohn, Inc.
Genentech, Inc.                        Schering AG
Glaxo Wellcome plc                     Schering-Plough, Ltd.

     Revenues from these companies have primarily consisted of database access fees. Our LifeSeq Gold human gene sequence database agreements also provide for future milestone payments and royalties from the sale of products derived from proprietary information contained in one or more database modules.

     Our portfolio of products and services includes:

     - LifeSeq Gold human gene sequence and expression database;

     - PathoSeq microbial genomic database;

     - ZooSeq animal model gene sequence and expression database;

     - LifeExpress gene expression and protein expression database;

     - SNP database that identifies common DNA sequence variants between individuals;

     - LifeTools suite of bioinformatics software;

     - LifeArray gene expression data management and analysis software;

     - LifeProt protein expression data management and analysis software; and

     - contract sequencing and other services.

     The databases are available using the Oracle database architecture and operate on Sun Microsystems, Compaq and SGI workstations. As part of our strategy for expanding our customer base, we are developing the infrastructure to enable the online delivery of our database and software products.

BACKGROUND

     Genes, found in all living cells, are composed of DNA, which in turn is composed of two strands of complementary nucleotides referred to as base pairs or bases. Nucleotides may be one of four different molecules -- adenine, guanine, cytosine, or thymine -- which are strung together in specific patterns to create genes. Genes provide the necessary information to create proteins, the molecules that carry out all functions within a cell. Many human diseases are associated with the inadequate or inappropriate presence, production or performance of proteins. As such, pharmaceutical and biotechnology companies often seek to develop drugs that will bind to a targeted protein involved in disease in order to regulate, inhibit or stimulate its biological activity. Other proteins, known as therapeutic proteins, have direct biological activity and may be capable of treating disease. Insulin and human growth hormone are examples of therapeutic proteins. Understanding the role genes play in disease, and the protein targets or therapeutic proteins that they encode, has thus become a significant area of interest and research within the pharmaceutical and biotechnology industries.

Sequencing

     One frequently employed method for determining gene function involves the grouping of genes into "related" families based on similarities, or homologies, in DNA sequence. DNA sequencing is a process that identifies the order of the bases in a segment of DNA. Once a gene's sequence is known, its function may be inferred by comparing its sequence with the sequences of other human genes of known function, because genes with homologous sequences may have related functions. Comparing gene sequences across species has also become a useful tool for understanding gene function, as frequently it is easier to first assess gene function in other organisms.

Gene Expression

     Another method used to determine gene function focuses on the analysis of gene activity, referred to as expression, within a cell. When a gene is active, its DNA is copied into messenger RNA or "mRNA." The population of mRNA within a cell can be isolated and converted into complementary DNA or "cDNA," thereby creating a cDNA library that represents the population of mRNAs present in a cell type at a particular time. In a process called "gene expression profiling," high-throughput cDNA sequencing, computer analysis and microarray technologies can be used to identify which genes are active or inactive and, if active, at what levels. Expression profiles provide a more detailed picture of cellular genetics than conventional laboratory techniques by indicating which genes, both known and novel, are specifically correlated to discrete biological events in normal and disease-state cells.

Microarray Technology

     Microarray technology can be used to analyze the expression patterns or sequence variations in a large number of genes simultaneously. A microarray consists of fragments of a single strand DNA's double strand attached to a surface, usually a glass, plastic or silicon slide, in a grid-like formation. When cDNA that has been prepared from mRNA samples from normal and diseased cells is applied to the microarray, complementary strands attach to the DNA fragments on the microarray. Microarray technology allows the fabrication of very small grids containing probes for thousands of different genes. Microarrays can be used in drug discovery and development, to evaluate the behavior of a large number of related genes in a diseased tissue or in response to treatment with a new drug or in diagnostic testing to quickly detect the presence of a large number of disease markers.

Bioinformatics

     Due to improvements in sequencing technology, genomic information from both public and private sources is increasing at a dramatic rate. As a result, bioinformatics, or the use of computers and sophisticated algorithms to store, analyze and interpret large volumes of biological data, is essential in order to capture value from this growing pool of data. To date, the main focus of bioinformatic and genomic tools has been drug discovery. The Company believes these tools, and those under development, will also assist researchers with the preclinical and clinical development process. For example, with the help of new technology and bioinformatic analyses scientists may be able to correlate genetic and physiologic response in preclinical animal models, examine gene expression profiles in drug-treated animals to assess the pharmacological activity and toxicity of new drugs, and stratify clinical trial patients according to their gene expression profiles.

Single Nucleotide Polymorphism ("SNP") Discovery

     Due to genetic variation, individuals may respond differently to disease or to treatment with the same drug. Few, if any, FDA-approved drugs are capable of successfully treating every individual diagnosed with a targeted disease. The differences in patients' responses to a drug are believed to result in part from differences in the sequence of nucleotides within genes. The most common form of sequence variation is known as a single nucleotide polymorphism or "SNP." A SNP is defined as a single base difference within the same DNA region between two individuals. Some SNPs are "silent" and not associated with a disease or a patient's ability to respond to a particular therapy, and some SNPs occur at a frequency that is too low to justify large-scale patient screening. Thus, researchers need to do more than identify SNPs; they must identify the most frequently occurring SNPs and identify those that correlate with a patient's disease prognosis or ability to respond to a drug. Through our acquisition of Hexagen in September 1998, we are developing fluorescent single-strand confirmation polymorphism (fSSCP) technology, a high-throughput SNP discovery technology.

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

Gene Mapping

     Mapping refers to the determination of the physical location of a gene in the genome and the relative position of that gene to other genes along a chromosome. Physiological processes and associated diseases can be extremely complex and involve many genes. A gene can activate one or more different genes forming a cascade of genetically controlled events or a "pathway." When the genes involved in such a pathway are located within neighboring regions of DNA, mapping can allow the location of one member of the pathway to be used to identify the other members. In addition, genetically inherited diseases that have been passed from generation to generation may be associated with visible chromosome alterations, such as deletions of large segments of the chromosome or insertions within the chromosome. These physical chromosome abnormalities allow researchers to identify the DNA regions and genes that have a critical role in causing disease.

Proteomics

     Proteomics is a relatively new field of study that involves the separation, identification, and characterization of proteins present in a biological sample. By comparing disease and control samples, it is possible to identify disease-specific proteins. These may have potential as targets for drug development or as molecular markers of disease. The power of proteomics lies in the ability to directly measure a gene product, determine subcellular localization and detect post-translational modifications.

PRODUCTS AND SERVICES

     Our current products and services include an integrated platform of genomic databases, data management software tools, microarray-based gene expression databases and services, and related reagents and services.

     Genomic Databases. We provide our database collaborators with non-exclusive database access. Database collaborators receive periodic data updates as well as software upgrades and additional search and analysis tools when they become available. The fees and the period of access are negotiated independently with each company. Fees generally consist of database access fees, option fees, and non-exclusive or exclusive license fees corresponding to patent rights on proprietary sequences. We may also receive future milestone and royalty payments from database collaborators from the development and sale of their products derived from our technology and database information. Researchers can browse not only Incyte-generated data, but also public domain information. We currently offer the following database modules:

     - LifeSeq Gold Database. The LifeSeq Gold human sequence and expression database integrates the information from our LifeSeq public-domain and proprietary gene sequences and expression database; LifeSeq FL, full-length gene sequence database; and the sequence information from our GeneAlbum database and reagent set. LifeSeq Gold uses a novel method to assemble cDNA sequence fragments (ESTs) into genes, providing increased sensitivity for distinguishing between closely related sequences, including splice variants. Researchers can easily move from one module to another through the HTML-based graphical interface. The sequence database contains our computer-edited gene sequence files and is used by researchers to identify related or homologous genes. For example, a scientist may wish to identify new genes homologous to a gene identified through their own research and believed to be linked to a disease. The database contains biological information about each sequence in our sequence database, including tissue source, homologies, and annotations regarding characteristics of the gene sequence. Also, the database contains a gene expression profile for every tissue in the database combined with proprietary bioinformatics software to allow collaborators to browse data and compare differences in gene expression across cells, tissues, and different disease states. Thus, the database can be used to assist researchers in correlating the presence of specific genes to discrete biological events in normal and disease-state cells. We continually add sequences and expression data from normal and diseased tissues to the LifeSeq Gold database.

     - PathoSeq Database. The PathoSeq database currently contains proprietary and public domain genomic data for more than 40 medically relevant bacterial and fungal microorganisms. With drug-resistant strains of bacteria and other microorganisms posing an increasing threat to world health, pharmaceutical and biotechnology companies are searching for genes unique to these pathogens that will aid in the development of new drugs to treat infectious disease. Our proprietary bioinformatics process edits all sequence data to remove artifacts and contamination, assemble sequences, display the relative position of the DNA coding regions, and identify genes either common among multiple microorganisms or unique to one microbial genome. We believe PathoSeq can help researchers understand the biology of microorganisms, study the mechanisms of drug resistance, identify genes that may make effective drug targets, and, ultimately, develop new therapeutics to treat and prevent infectious disease.

     - ZooSeq Database. The ZooSeq database was developed to aid pharmaceutical and biotechnology companies in designing and evaluating preclinical drug studies in animal models, a crucial step in the drug development process. The database currently contains gene sequence and expression data for the rat, mouse, and monkey -- animals commonly used in preclinical drug toxicology and efficacy studies. By correlating a drug's effects on an animal with the animal's genetic makeup, and then cross-referencing these data with our human LifeSeq database, a researcher may better predict the drug's efficacy and side effects before moving to human clinical trials.

     - LifeExpress Database. The LifeExpress database is a comprehensive, nonexclusive database of gene expression and protein expression on samples focusing on major therapeutic areas and pharmacology/toxicology. The protein expression modules of the LifeExpress database are developed in cooperation with our collaborator Oxford GlycoSciences. The two subcategories of LifeExpress are TargetExpress and LeadExpress. Aimed at facilitating the discovery and validation of high value targets, TargetExpress provides further annotation and detailed expression information on known and unknown gene products. LeadExpress focuses on using genomic and proteomic technologies to further annotate chemical structures of common drug classes.

     - IsSNPs. Our in silico SNP program identifies common SNPs by mining LifeSeq Gold and genomic sequence data. We have identified approximately 46,000 isSNPs and expect to identify a total of 100,000 isSNPs from LifeSeq Gold (over 60,000 from expressed regions) throughout the coming year.

     Contract Sequencing. Contract sequencing services generally include generating sequence and bioinformatics data for customers using our core strengths in library construction, high-throughput cDNA sequencing and bioinformatics.

     Software. We have developed an enterprise-wide genomic information management system capable of updating, reprocessing and integrating genetic data from multiple sources and from different organisms. This system allows the integration of our proprietary, subscriber-specific and public domain data, and is capable of comparing information from humans, animals, microbes, fungi and plants. The system incorporates the architecture necessary to integrate our software tools data visualization tools, data mining programs and project management capabilities, and is capable of being integrated with additional technologies developed to more efficiently manage and analyze genomic data.

     - LifeTools, a suite of specialized bioinformatic software programs and project management tools, consists of sequence analysis and data management tools for handling complex genomic information from multiple sources. LifeTools reads and edits raw sequence data, including data imported from public databases, and annotates and clusters sequence fragments based on sequence similarity. LifeTools includes a fast, scalable database search engine with intranet-based graphical tools for interactive queries and analyses. The LifeTools relational database management system stores and distributes sequence assembly, homology, tissue expression information and biological data. Our database management architecture is based on open system standards, providing interconnectivity between disparate systems and applications, and enterprise-wide access to data and functions.

     - LifeArray software manages and analyzes data resulting from microarray hybridization experiments. It includes a searchable database that accommodates experiment results from a variety of microarray platforms. LifeArray provides an integrated data warehouse and analysis environment, which allows the customer to bring data from multiple microarray platforms into one integrated environment. LifeArray enables the user to visualize differential expression between biological samples and can track all details of microarrays, genes, biological samples, donor information, and experimental results in one integrated environment with a Java-based interface. It is an enterprise-wide system that can support as many simultaneous users as required, and grow to suit changing microarray management needs.

     - LifeProt software provides tools to query, display, and analyze the protein expression data resulting from two-dimensional gel experiments. Using the program's query capabilities, customers can quickly locate relevant sample data sets from among many stored in a central database. This database tracks experiment conditions, tissue, treatment, and donor information, as well as the sample data. The LifeProt software is an enterprise-wide system that uses a Java-based interface and is available across a company to scientists using a variety of different computers and operating systems.

     Microarray-Based Services. We offer microarray-based gene expression services to the pharmaceutical, biotechnology, and agricultural industries and academic researchers. These services can be used to simultaneously evaluate the gene expression profile of a large number of genes. Our GEM microarray technology allows probes for up to 10,000 genes per microarray. Microarrays can be used to identify the genes involved in a complex disease pathway, examine a drug-treated tissue to understand how the drug affected the expression of important genes, and study several new drug candidates to determine if one has a more favorable effect on gene expression than the others. Experiments can use either prefabricated arrays or custom arrays. Prefabricated arrays contain either public domain genes or genes chosen from our databases. We currently offer 18 prefabricated microarrays, including an array containing the genes found in a microbial pathogen Staphlycoccus aureus, an array containing the genes found in the rat liver and kidney, and a series of arrays that contain Incyte proprietary genes. Custom arrays can contain genes provided by the customer or chosen by the customer from our proprietary databases.

     DNA Reagents and Other Services. We offer a variety of DNA reagents and other services designed to assist its collaborators in using information from its databases in the customer's internal lab-based experiments. The cloned DNA fragments from which the information in our databases is derived represent valuable resources for researchers, enabling them to perform bench-style experiments to supplement the information obtained from searching our databases. We retain copies of all isolated clones corresponding to the sequences in the database. Our collaborators may request clones corresponding to a sequence of interest on a one-by-one basis or through the LifeSeq GeneAlbum component of LifeSeq Gold. GeneAlbum is a subscription-based service that provides database collaborators with large numbers of sequence verified DNA clones. In addition, we produce a broad line of genomic research products, such as DNA clones and insert libraries, and offers technical support services, including high-throughput DNA screening, custom robotic services, contract DNA preparation, contract mapping and fluorescent in situ hybridization, to assist researchers in the identification and isolation of novel genes.

DATABASE PRODUCTION

     We engage in the high-throughput automated sequencing of genes derived from tissue samples followed by the computer-aided analysis of each gene sequence to identify homologies to genes of known function in order to predict the biological function of newly identified sequences. The derivation of information in our databases involves the following steps:

     - Tissue Access. We obtain tissue samples representing most major organs in the human body from various academic and commercial sources. Where possible, we obtain information as to the medical history and pathology of the tissue. The genetic material is isolated from the tissue and prepared for analysis. The results of this analysis, as well as the corresponding pathology and medical history information, are incorporated into the databases.

     - High-Throughput cDNA Sequencing. We utilize specialized teams in an integrated approach to our high-throughput sequencing and analysis effort. Gene sequencing is performed using multiple work shifts to increase daily throughput. One team develops and prepares cDNA libraries from biological sources of interest, a second team prepares the cDNAs using robotic workstations to perform key steps that result in purified cDNAs for sequencing, and a third team operates the automated DNA sequencers.

     - Bioinformatics. Sequence information generated from our high-throughput sequencing operations is uploaded to a network of servers. Our proprietary bioinformatic software then assembles and edits the sequence information. The sequence of each cDNA is compared via automated, computerized algorithms to the sequences of known genes in our databases and public domain databases to identify whether the cDNA codes for a known protein or is homologous to a known gene. Each sequence is annotated as to its cell or tissue source, its relative abundance and whether it is homologous to a known gene with known function. The bioinformatics staff monitors this computerized analysis and may perform additional analyses on sequence information. The finished data are then added to our proprietary sequence databases.

COLLABORATORS

     As of December 31, 1999, we had database collaboration agreements with more than 20 companies. Each collaborator has agreed to pay annual fees to receive non-exclusive access to one or more of our databases. One of these companies contributed 12% of total revenues in 1998. No customer contributed 10% or more of total revenues in 1999 or 1997. During 1999, our database collaborators included the following companies:

Abbott Laboratories                    Johnson & Johnson
AstraZeneca PLC                        Millennium Pharmaceuticals, Inc.
Aventis S.A.                           Monsanto Company
Bristol-Myers Squibb Company           Novartis AG
Eli Lilly and Company                  Pfizer Inc.
F. Hoffmann-La Roche Ltd.              Pharmacia & Upjohn, Inc.
Genentech, Inc.                        Schering AG
Glaxo Wellcome plc                     Schering-Plough, Ltd.

     Some of our database agreements contain minimum annual update requirements, which if not met could result in our breach of the respective agreement. We cannot assure you that any of our database collaboration agreements will not be terminated early in accordance with their terms. Loss of revenues from any individual database agreement, if terminated or not renewed, could have an adverse impact on our results of operations, although is not anticipated to have a material adverse impact on our business or financial condition.

DEVELOPMENT PROGRAMS

     Since our inception, we have made substantial investments in research and technology development. During the years ended December 31, 1999, 1998, and 1997 we spent approximately $146.8 million, $97.2 million, and $72.5 million, respectively, on research and development activities. This investment in research and development includes an active program to enter into relationships with other technology-driven companies and, when appropriate, acquire licenses to technologies for evaluation or use in the production and analysis process. Not all of these technologies or relationships survive the evaluation process. We have entered into a number of research and development relationships with companies and research institutions.

     In January 1998, we announced a relationship with Oxford GlycoSciences plc ("OGS") to investigate the use of proteomics, the large-scale, high-throughput analysis of protein expression, in the development of new information-based products. As part of the relationship, we made an equity investment in OGS. We and OGS entered into a collaborative agreement under which the two parties are developing data, software and related services, focusing on protein expression and sequence information from a variety of human tissues. As part of the collaborative agreement, we reimbursed OGS $5.0 million in 1999 for services rendered and agreed to reimburse OGS for up to an additional $5.0 million in 2000 if revenues are not sufficient to offset OGS' expenses for services to be rendered.

     In August 1998, we initiated a series of programs in human genome sequencing, accelerated human genome mapping, bioinformatics and SNP discovery. The information resulting from these efforts will be used to supplement existing databases and to generate new databases and services. We are initiating SNP programs focused on specific candidate genes, gene families, disease pathways, therapeutic areas or drug targets that could be useful to individual pharmaceutical partners. These programs may include the identification of genes associated with a particular disease and an in depth study of the population frequency and disease correlation of SNPs within a selected DNA region. The SNP discovery efforts were assisted by our acquisition of Hexagen in September 1998.

     We are developing various platforms that can be used for the high throughput screening of patient samples in order to correlate SNPs with patients' responses to drugs. These platforms may be used to offer genotyping and patient profiling services to pharmaceutical companies to help identify statistically significant and medically relevant associations between SNPs in specific genes and drug response or disease susceptibility. We expect that this service will be used to assist in the evaluation of new drugs in clinical trials and to assess clinical trial design.

DIADEXUS JOINT VENTURE

     In September 1997, we established a 50-50 joint venture company, diaDexus, LLC, with SmithKline Beecham Corporation. diaDexus is applying genomic and bioinformatic technologies to the discovery and commercialization of novel molecular diagnostic products. We provide diaDexus with non-exclusive access to our human and microbial databases (LifeSeq Gold and PathoSeq) for diagnostic applications. diaDexus also has exclusive rights to develop diagnostic tests based on novel molecular targets and genetic alterations identified as part of SmithKline Beecham's drug discovery efforts. SmithKline Beecham and Incyte have also each assigned various additional technologies and intellectual property rights in the diagnostic field and initially contributed a combined total of $25 million in funding to diaDexus. In July 1999, we and SmithKline Beecham each invested an additional $2.5 million in the form of convertible notes that mature in April 2000. The notes will automatically convert into equity if certain funding requirements are met.

     diaDexus is focusing initially on the generation of unique diagnostic markers for so-called "homebrew" tests -- scientifically validated tests which are awaiting formal regulatory approval -- for reference laboratory testing and for license to diagnostic kit manufacturers. Ultimately, diaDexus may develop its own capacity to manufacture kits for sale to clinical testing laboratories. The initial product range will focus on tests for disease detection. New tests for improved diagnosis, staging and patient stratification in infectious disease and oncology will be accorded particular emphasis.

PATENTS AND PROPRIETARY TECHNOLOGY

     Our database business and competitive position are in part dependent upon our ability to protect our proprietary database information and software technology. We rely on patent, trade secret and copyright law, as well as nondisclosure and other contractual arrangements to protect our proprietary information.

     Our ability to license proprietary genes and SNPs may be dependent upon our ability to obtain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. Other pharmaceutical, biotechnology and biopharmaceutical companies, as well as academic and other institutions, have filed applications for, may have been issued patents or may obtain additional patents and proprietary rights, relating to products or processes competitive to our products or processes. Patent applications filed by competitors may claim some of the same gene sequences or partial gene sequences as those claimed in patent applications that we file. We are aware that some entities have made or have announced their intention to make gene sequences publicly available. Publication of sequence information may adversely affect our ability to obtain patent protection for sequences that have been made publicly available.

     Our current policy is to file patent applications on what we believe to be novel full-length and partial gene sequences obtained through our high-throughput computer-aided gene sequencing efforts. We have filed U.S. patent applications in which we have claimed certain partial gene sequences and have filed patent applications in the U.S. and applications under the Patent Cooperation Treaty ("PCT"), designating countries in Europe as well as Canada and Japan, claiming full-length gene sequences associated with cells and tissues that are the subject of our high-throughput gene sequencing program. To date, we hold approximately 400 U.S. patents with respect to full-length gene sequences and one issued U.S. patent claiming multiple partial gene sequences. Currently, we have no registered copyrights for our database-related software.

     In 1996, the United States Patent and Trademark Office issued guidelines limiting the number of partial gene sequences that can be examined in a single patent application. Many of our patent applications containing multiple partial sequences contain more sequences than the maximum number allowed under the new guidelines. We are reviewing our options, and due to the resources needed to comply with the guidelines, we may decide to abandon patent applications for some of our partial gene sequences.

     We have begun to file patent applications for patentable SNPs identified with our LifeSeq Gold database, through our human genome sequencing program, and through the use of our fSSCP discovery technology. These patents will claim rights to SNPs for diagnostic and genotyping purposes. As information relating to particular SNPs is developed, we plan to seek additional rights in those SNPs that are associated with specific diseases, functions or drug responses. The scope of patent protection for gene sequences, including SNPs, is highly uncertain, involves complex legal and factual questions and has recently been the subject of much controversy. No clear policy has emerged with respect to the breadth of claims allowable for SNPs. There is significant uncertainty as to what, if any, claims will be allowed on SNPs discovered through high throughput discovery programs.

     As the biotechnology industry expands, more patents are issued and other companies engage in the business of discovering genes and other genomic-related businesses, the risk increases that our potential products, and the processes used to develop these products, may be subject to claims that they infringe the patents of others. Further, we are aware of several issued patents in the field of microarray or gridding technology, which can be utilized in the generation of gene expression information. Some of these patents are the subject of litigation. Therefore, our operations may require us to obtain licenses under any of these patents or proprietary rights, and these licenses may not be made available on terms acceptable to us. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. We believe that some of our patent applications cover genes that may also be claimed in patent applications filed by other parties. Interference proceedings may be necessary to establish which party was the first to invent a particular sequence for the purpose of patent protection. Several interferences involving our patent applications covering full length genes have been declared. Litigation or interference proceedings, regardless of the outcome, could result in substantial costs to us, and divert our efforts, and may have a material adverse effect on our business, operating results and financial condition. In addition, there can be no assurance that such proceedings or litigation would be resolved in our favor.

     In January and September 1998, Affymetrix, Inc. filed lawsuits in the United States District Court for the District of Delaware alleging infringement of three U.S. patents by Incyte and its Synteni, Inc. subsidiary. Incyte believes that it and Synteni have meritorious defenses and intends to defend these suits vigorously. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Results -- We Are Involved in Patent Litigation, Which, If Not Resolved Favorably, Could Harm Our Business."

COMPETITION

     There is a finite number of genes in the human genome, and competitors may seek to identify, sequence and determine in the shortest time possible the biological function of a large number of genes in order to obtain a proprietary position with respect to the largest number of new genes discovered. A number of companies, institutions, and government-financed entities are engaged in gene sequencing, gene discovery, gene expression analysis, positional cloning and other genomic service businesses. Many of these companies, institutions and entities have greater financial and human resources than we do. In addition, we are aware that other companies have developed databases containing gene sequence, gene expression, genetic variation or other genomic information and are marketing, or have announced their intention to market, their data to pharmaceutical companies. We expect that additional competitors may attempt to establish databases containing this information in the future.

     In addition, competitors may discover and establish patent positions with respect to the gene sequences and polymorphisms in our databases. Further, some entities engaged in or with stated intentions to engage in gene sequencing have made or have stated their intention to make the results of their sequencing efforts publicly available. These patent positions, or the public availability of gene sequences comprising substantial portions of the human genome or on microbial or plant genes, could:

     - decrease the potential value of our databases to our subscribers; and

     - adversely affect our ability to realize royalties or other revenue from commercialization of products based upon such genetic information.

     The gene sequencing machines that are utilized in our high-throughput computer-aided gene sequencing operations are commercially available and are currently being utilized by several competitors. Also, some of our competitors or potential competitors are in the process of developing, and may successfully develop, proprietary sequencing technologies that may be more advanced than the technology we use. In addition, we are aware that a number of companies are pursuing alternative methods for generating gene expression information, including some that have developed and are developing microarray technologies. At least one other company currently offers microarray-based services that might be competitive with those we offer. These advanced sequencing or gene expression technologies, if developed, may not be commercially available for our purchase or license on reasonable terms, if at all.

     A number of companies have announced their intent to develop and market software to assist pharmaceutical companies and academic researchers in the management and analysis of their own genomic data, as well as the analysis of sequence data available in the public domain. Some of these entities have access to significantly greater resources than we do, and their products may achieve greater market acceptance than our products.

     Our SNP discovery platform represents a modification of a process that is in the public domain. Other companies could make similar or superior improvements in this process.

     We believe that the following are important aspects of our competitive position:

     - the features and ease of use of our database software;

     - our experience in high-throughput gene sequencing;

     - the cumulative size of our databases;

     - the quality of the data, including the annotations in our databases;

     - our computing infrastructure; and

     - and our experience with bioinformatics and database software.

     The genomics industry is characterized by extensive research efforts and rapid technological progress. New developments are expected to continue and there can be no assurance that discoveries by others will not render our services and potential products noncompetitive. In addition, significant levels of research in biotechnology and medicine occur in universities and other non-profit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. These entities also compete with us in recruiting talented scientists. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors That May Affect Results -- We Experience Intense Competition and Rapid Technological Change and If We Do Not Compete Effectively Our Revenues May Decline."

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by us or our licensees. At the present time, we do not intend to develop any pharmaceutical products ourselves. Our agreements with our LifeSeq Gold database subscribers provide for the payment to us of royalties on any pharmaceutical products developed by those subscribers derived from proprietary information obtained from our genomic databases. Thus, the receipt and timing of regulatory approvals for the marketing of such products may have a significant effect on our future revenues. Pharmaceutical products developed by licensees will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the United States Food and Drug Administration in the United States and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products, including the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations require the expenditure of substantial resources over a significant period of time, and there can be no assurance that any approvals will be granted on a timely basis, if at all. Any such delay in obtaining or failure to obtain such approvals could adversely affect our ability to earn milestone payments, royalties or other license-based fees. Additional governmental regulations that might arise from future legislation or administrative action cannot be predicted, and such regulations could delay or otherwise affect adversely regulatory approval of potential pharmaceutical products. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors That May Affect Results -- Our Revenues Are Derived Primarily from the Pharmaceutical and Biotechnology Industries and May Fluctuate Substantially Due to Reductions and Delays in Research and Development Expenditures."

HUMAN RESOURCES

     As of December 31, 1999, we had 1,108 full-time equivalent employees (195 of whom were contract or part-time employees), including 399 in sequencing, microarray, SNP and reagent production, 294 in bioinformatics, 239 in research and technology development, and 176 in marketing, sales and administrative positions. None of our employees is covered by collective bargaining agreements, and management considers relations with our employees to be good. Our future success will depend in part on the continued service of our key scientific, software, bioinformatics and management personnel and its ability to identify, hire and retain additional personnel, including personnel in the customer service, marketing and sales areas. There is intense competition for qualified personnel in the areas of our activities, especially with respect to experienced bioinformatics and software personnel, and there can be no assurance that we will be able to continue to attract and retain such personnel necessary for the development of our business. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Results -- We May Have Difficulty Managing Our Growth, Which May Impact Our Ability to Optimize Our Resources" and "-- We Depend on Key Employees in a Competitive Market for Skilled Personnel and the Loss of the Services of Any of Our Key Employees Would Materially Affect Our Business."

ITEM 2. PROPERTIES

     Incyte's headquarters are in Palo Alto, California, where its main research laboratories, sequencing facility, bioinformatics and administrative facilities are located. Incyte also operates facilities in Fremont, California; St. Louis, Missouri; and Cambridge, England. As of December 31, 1999, Incyte had multiple sublease and lease agreements covering approximately 442,000 square feet that expire on various dates ranging from March 2000 to March 2011. The Company believes that its current facilities are adequate to support its current and anticipated near-term operations and believes that it can obtain additional space it may need in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

Affymetrix

     In January 1998, Affymetrix, Inc. ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware, subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of U.S. patent number 5,445,934 (the " '934 Patent") by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the U.S. high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorney's fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni.

     In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of the U.S. patent number 5,800,992 (the
" '992 Patent") and U.S. patent number 5,744,305 (the " '305 Patent") by both Synteni and Incyte. The complaint alleges that the '305 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte, that the '992 Patent has been infringed by the use of Synteni's and Incyte's GEM(TM) microarray technology to conduct gene expression monitoring using two-color labeling, and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '305 and '992 Patents and, in addition, Affymetrix had sought a preliminary injunction enjoining Incyte and Synteni from using Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling as described in the '992 Patent. Affymetrix's request for a preliminary injunction was denied in May 1999. As a result of the assignment of the case to a new judge, all scheduled trial and pretrial dates have been vacated. The court is expected to set a new schedule in late April 2000.

     In April 1999, the Board of Patent Appeals and Interferences of United States Patent and Trademark Office (PTO) declared interferences between pending patent applications licensed exclusively to Incyte and the Affymetrix '305 and '992 Patents. An interference proceeding is invoked by the PTO when more than one patent applicant claims the same invention. The Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. In September 1999, the Board of Patent Appeals and Interferences determined that Incyte had not met its prima facie case, and ruled that the patents licensed by Incyte and Synteni from Stanford University were not entitled to priority over corresponding claims in the two Affymetrix patents. The Company is seeking de novo review of the Board decisions in the United States District Court for the Northern District of California.

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

                                                    HIGH      LOW
                                                    ----      ----
1998
  First Quarter...................................  $50 3/8   $36
  Second Quarter..................................   47 1/     31 1/
  Third Quarter...................................  42         18 1/
  Fourth Quarter..................................   39 1/     20 15/1
1999
  First Quarter...................................   37 3/     20 1/1
  Second Quarter..................................   26 7/1    17 3/
  Third Quarter...................................   41 3/     21 5/3
  Fourth Quarter..................................   63 1/     16 9/1

     As of December 31, 1999, the Common Stock was held by 506 stockholders of record. The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:(1)
Revenues................................  $156,962   $134,811   $ 89,996   $ 41,895   $ 12,299
Costs and expenses:
  Research and development..............   146,833     97,192     72,452     41,337     19,272
  Selling, general and administrative...    37,235     25,438     13,928      6,957      3,952
  Charge for purchase of in-process
     research and development...........        --     10,978         --      3,165         --
  Acquisition-related charges...........        --      1,171         --         --         --
                                          --------   --------   --------   --------   --------
          Total costs and expenses......   184,068    134,779     86,380     51,459     23,224
Income (loss) from operations...........   (27,106)        32      3,616     (9,564)   (10,925)
Interest and other income, net..........     5,169      7,266      4,140      2,288        988
Losses from joint venture...............    (5,631)    (1,474)      (300)        --         --
                                          --------   --------   --------   --------   --------
Income (loss) before income taxes.......   (27,568)     5,824      7,456     (7,276)    (9,937)
Provision (benefit) for income taxes....      (800)     2,352        548         --         --
                                          --------   --------   --------   --------   --------
Net income (loss).......................  $(26,768)  $  3,472   $  6,908   $ (7,276)  $ (9,937)
                                          ========   ========   ========   ========   ========

Basic net income (loss) per share.......  $  (0.95)  $   0.13   $   0.28   $  (0.32)  $  (0.53)
                                          ========   ========   ========   ========   ========
Number of shares used in computation of
  basic net income (loss) per share.....    28,138     26,921     24,300     22,398     18,819
                                          ========   ========   ========   ========   ========
Diluted net income (loss) per share.....  $  (0.95)  $   0.12   $   0.26   $  (0.32)  $  (0.53)
                                          ========   ========   ========   ========   ========
Number of shares used in computation of
  diluted net income (loss) per share...    28,138     28,899     26,498     22,398     18,819
                                          ========   ========   ========   ========   ========

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:(1)
Cash, cash equivalents, and securities
  available-for-sale....................  $ 66,937   $111,233   $113,095   $ 40,238   $ 41,218
Working capital.........................    58,043     81,437     90,700     21,351     39,015
Total assets............................   221,934    230,290    199,089     69,173     58,892
Non-current portion of capital lease
  obligations and notes payable.........       194        796        801         37        147
Accumulated deficit.....................   (55,169)   (28,401)   (30,129)   (37,037)   (29,761)
Stockholders' equity....................   170,282    179,567    145,702     44,834     47,606

---------------
(1) Financial data for the years ended December 31, 1995 and 1996, have been restated to reflect the combined results and financial position of the Company and Genome Systems, Inc. All periods through December 31, 1997 have been restated to reflect combined results and financial position of the Company and Synteni, Inc. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

     When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the Company's and diaDexus' expected net losses, expected expenditure levels, expected cash flows, the adequacy of capital resources, growth in operations and Year 2000 related actions, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the biotechnology and pharmaceutical industries; risks relating to the development of new products and their use by potential collaborators of the Company; the impact of technological advances and competition; the ability of the Company to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; the cost of accessing or acquiring technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene sequences and other genetic information; developments in and expenses relating to litigation; the results and viability of joint ventures and businesses in which the Company has purchased equity; and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

     Incyte Pharmaceuticals, Inc. ("Incyte" and, together with its wholly owned subsidiaries, the "Company") designs, develops and markets genomic information-based products and services. These products and services include database products, genomic data management software tools, microarray-based gene expression services, genomic reagents, and related services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based products and services used by pharmaceutical and biotechnology companies and academic researchers in the understanding of disease and the discovery and development of new drugs.

     Revenues recognized by the Company consist primarily of non-exclusive database access fees related to database agreements. Revenues also include the sales of genomic screening products and services, fees for microarray-based gene expression services, fees for contract sequencing services, and sales of genomic data management software tools. The Company's database agreements provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database subscriber will ever generate products from information contained within the databases and thus that the Company will ever receive additional milestone payments or royalties. The Company's ability to maintain and increase revenues will be dependent upon its ability to obtain additional database subscribers, retain existing subscribers, and to expand its product and service offerings and expand its customer base for microarray services. The loss of revenues from any individual database agreement, if terminated or not renewed, could have an adverse impact on the Company's results of operations, although it is not anticipated to have a material adverse impact on the Company's business or financial conditions.

     The Company intends to invest in its sequencing, bioinformatics, expression database development and SNP discovery programs in 2000 and as a result expects to report a net loss at least through 2000. If the costs of these programs are greater than anticipated, or if these programs take longer to complete, or if losses are incurred from strategic investments, the Company may incur losses in future periods, as well.

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

     In September 1998, the Company completed the acquisition of Hexagen Limited ("Hexagen"), a privately held SNP discovery company based in Cambridge, England. The Company issued 976,130 shares of its common stock and $5.0 million in cash in exchange for all of Hexagen's outstanding capital stock. In addition, the Company assumed Hexagen's stock options, which if fully vested and exercised, would amount to 125,909 shares of its common stock. The intrinsic value of the stock options was included in the purchase price of Hexagen. The transaction was accounted for as a purchase with a portion of the purchase price, estimated to be approximately $11.0 million, expensed in the third quarter of 1998 as a charge for the purchase of in-process research and development. The remainder of the purchase price, approximately $17.6 million, was allocated to goodwill ($16.3 million), developed technology ($0.7 million), and Hexagen's assembled work force ($0.6 million), which are being amortized over 8, 5 and 3 years, respectively. The Company evaluates its intangible assets for impairment on a quarterly basis.

     The Company allocated Hexagen's purchase price based on the relative fair value of the net tangible and intangible assets acquired. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. Hexagen's in-process research and development program consisted of the development of its fSSCP technology for SNP discovery. In 1999, the Company completed the development of the fSSCP technology. There have been no significant changes in the assumptions used to value the assets of Hexagen.

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

     In January 1998, the Company announced a relationship relating to the joint development of proteomics data and related software with Oxford GlycoSciences plc ("OGS"). As part of this relationship, the Company made a $5.0 million initial equity investment and a follow-on investment in April 1998 of approximately $0.8 million as part of the OGS initial public offering of its ordinary shares. As part of the collaborative agreement, the Company reimbursed OGS $5.0 million in 1999 for services rendered and will reimburse OGS up to $5.0 million in 2000 if revenues are not sufficient to offset OGS' expenses for services rendered. The market prices of the securities of the companies in which the Company invests are highly volatile and therefore subject to declines in market value. The Company will continue to evaluate its long-term equity investments for impairment on a quarterly basis.

     In an effort to broaden its business, the Company is investing in a number of new areas, including molecular diagnostics, genome sequencing, SNP discovery, proteomics, and microarray services. Given that many of these address new markets, or involve untested technologies, it is not known if any of them will generate revenues or if the revenues will be sufficient to provide an adequate return on the investment. Depending on the investment required and the timing of such investments, expenses or losses related to these investments could adversely affect operating results.

     The Company has incurred and could continue to incur substantial expenses in its defense of the lawsuits filed in January and September 1998 by Affymetrix, Inc. ("Affymetrix") alleging patent infringement by Synteni and Incyte. Affymetrix seeks a preliminary injunction enjoining Incyte and Synteni from using certain microarray technology in a manner alleged to infringe an Affymetrix patent and a permanent injunction enjoining Incyte and Synteni from further infringement of certain Affymetrix patents. In addition, Affymetrix seeks damages, costs, attorneys' fees and interest. Affymetrix further requests that any such damages be trebled on its allegation of willful infringement by Incyte and Synteni. Incyte and Synteni believe they have meritorious defenses and intend to defend these suits vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of these suits. At this time, the Company cannot reasonably estimate the possible range of any loss related to these suits due to uncertainty regarding the ultimate outcome. Regardless of the outcome, this litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Any future litigation could result in similar expenses and diversion of efforts. Further, there can be no assurance that any license that may be required as a result of these suits or the outcome thereof would be made available on commercially acceptable terms, if at all.

RESULTS OF OPERATIONS

     The Company recorded a net loss for the year ended December 31, 1999 of $26.8 million and net income for the years ended December 31, 1998 and 1997 of $3.5 million and $6.9 million, respectively. On a per share basis, basic and diluted net loss was $0.95 for the year ended December 31, 1999. Basic and diluted net income per share was $0.13 and $0.12 for the year ended December 31, 1998, respectively and $0.28 and $0.26 for the year ended December 31, 1997, respectively. Excluding acquisition related charges, the Company recorded net income of $15.5 million, and basic and diluted net income per share of $0.58 and $0.54, respectively, for the year ended December 31, 1998. The net income per share in 1997 reflects the dilutive effect of approximately 2.7 million shares issued in an August 1997 follow-on public offering. The net income per share for 1998 and 1997 reflects the issuance of approximately 2.3 million shares in January 1998 in connection with the Company's business combination with Synteni. All share and per share data have been adjusted retroactively for a two-for-one stock split effected in the form of a stock dividend paid on November 7, 1997 to holders of record on October 17, 1997.

     Revenues. Revenues for the years ended December 31, 1999, 1998, and 1997 were $157.0 million, $134.8 million, and $90.0 million, respectively. Revenues resulted primarily from database access fees and, to a much lesser extent, from microarray-based gene expression services, genomic screening products and services, fees for contract sequencing, and sales of genomic data management software tools and maintenance. The increase in revenues from year to year was predominantly driven by expanded database agreements with existing customers, new database customers and increased revenues from microarray-related products and services.

     Expenses. Total costs and expenses for the years ended December 31, 1999, 1998, and 1997 were $184.1 million, $134.8 million, and $86.4 million, respectively. Total costs and expenses for the year ended December 31, 1998 included a one-time charge of $11.0 million for the purchase of in-process research and development relating to the acquisition of Hexagen, and acquisition related expenses of $1.2 million related to the combination with Synteni. Total costs and expenses are expected to increase in the foreseeable future due to the continued investment in new products and services.

     Research and development expenses for the years ended December 31, 1999, 1998, and 1997 were $146.8 million, $97.2 million, and $72.5 million, respectively. The increase from 1999 over 1998 resulted primarily from the Company's genomic sequencing, genetic mapping, and SNP discovery initiatives that were initiated in the second half of 1998, the Company's collaboration with OGS in proteomics, the increase in microarray production, and the costs related to intellectual property protection. The increase in research and development expenses in 1998 over 1997 resulted primarily from an increase in bioinformatics and software development efforts and to a lesser extent microarray production capacity, and from costs related to genomic sequencing, genetic mapping, SNP discovery efforts, technology development initiatives, and intellectual property protection. The Company expects research and development spending to increase as the Company continues to pursue the development of new database products and services, including expression databases, expansion of existing database products, increases in sequencing, bioinformatics, expression database development and SNP discovery operations, and investments in new technologies.

     Selling, general and administrative expenses for the years ended December 31, 1999, 1998, and 1997 were $37.2 million, $25.4 million, and $13.9 million, respectively. The increase in selling, general and administrative expenses in 1999 over 1998 resulted primarily from the growth in sales and marketing activities and the increased personnel to support the growing complexity of the Company's operations. The increase in selling, general and administrative expenses in 1998 over 1997 resulted primarily from the growth in sales and marketing activities and to a lesser extent the expansion of the Company's United Kingdom operations and increased personnel to support the growing complexity of the Company's operations. The Company's 1999 and 1998 operations were also impacted by legal expenses related to the patent infringement lawsuits filed by Affymetrix of approximately $6.5 million and $2.9 million, respectively. The Company expects that total selling, general and administrative expenses will continue to increase, primarily due to continued growth in marketing, sales and customer support and expenses to support the growing complexity of the Company's operations.

     Interest and Other Income, Net. Interest and other income, net, for the years ended December 31, 1999, 1998, and 1997 were $5.2 million, $7.3 million, and $4.1 million, respectively. The decrease in 1999 from 1998 was primarily due to decreased interest income as a result of lower cash, cash equivalent and marketable securities balances. The increase in 1998 over 1997 was primarily due to increased interest income from higher average combined cash, cash equivalent and marketable securities balances and an increase in realized gains on the sale of marketable securities.

     Losses from Joint Venture. Losses from joint venture were $5.6 million, $1.5 million and $0.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The loss represents the Company's share of diaDexus' losses from operations. The loss in 1998 was net of $2.5 million of amortization of the excess of the Company's share of diaDexus' net assets over its basis.

     Income Taxes. The Company had an effective income tax benefit rate of 3.0% in 1999. The benefit was primarily due to the carryback of the current year net operating loss. The effective tax rate for 1998 was 14.0%, excluding the charge for the purchase of in-process research and development, and for 1997 was 7.3%, which represents the provision of federal and state alternative minimum taxes after utilization of net operating loss carryforwards. The increase from 1997 to 1998 in the effective tax rate resulted primarily from the Company's expectation that it would fully utilize all federal net operating loss carryforwards available to benefit the income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had $66.9 million in cash, cash equivalents and marketable securities, compared to $111.2 million as of December 31, 1998. The Company has classified all of its marketable securities as short-term, as the Company may choose not to hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

     Net cash used in operating activities was $21.4 million for the year ended December 31, 1999, compared to cash provided of $36.2 million and $18.0 million for the years ended December 31, 1998 and 1997. The change in cash flows from operations in 1999 compared to 1998 was primarily due to the Company's investments in genomic sequencing, mapping, bioinformatics and SNP discovery resulting in a net loss in 1999 as compared to net income in 1998, and the increase in accounts receivable and prepaid expenses, partially offset by increases in accrued liabilities. The increase in net cash provided by operating activities in 1998 compared to 1997 was primarily due to the increase in net income before non-cash charges and the decrease in accounts receivable, partially offset by the increase in prepaid and other assets and the decrease in deferred revenues.

     The Company's investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and net purchases of long-term investments. Capital expenditures for the years ended December 31, 1999, 1998, and 1997 were $34.8 million, $30.7 million, and $27.2 million, respectively. Capital expenditures increased in 1999 and 1998 primarily due to investments in computer and laboratory equipment as well as leasehold improvements related to the expansion of the Company's facilities. Long-term investments in companies with which the Company has research and development agreements were $4.2 million for the year ended December 31, 1999 compared to $7.1 million and $8.5 million for the years ended December 31, 1998 and 1997, respectively. In 1999 the Company liquidated its investment in two such companies, resulting in proceeds of $4.3 million and a net realized gain of $0.2 million. In 1998, the Company paid $4.0 million, net of cash received, in connection with the purchase of Hexagen and in 1997 transferred $6.0 million to restricted cash for disbursement to diaDexus in accordance with the diaDexus joint venture agreement. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, capital expenditures and maturity/sales and purchases of marketable securities.

     Net cash provided by financing activities was $12.5 million, $4.0 million, and $94.8 million for the years ended December 31, 1999, 1998, and 1997, respectively. Net cash provided by financing activities in 1997 was primarily due to proceeds from follow-on public stock offerings in August 1997, while net cash provided by financing activities in 1999 and 1998 was due to the issuance of common stock under the Company's stock option and employee stock purchase plans.

     Subsequent to December 31, 1999, the Company raised additional funds in two financing transactions. In February 2000, the Company issued $200.0 million aggregate principal amount of 5.5% convertible subordinated notes due 2007 in a private placement, resulting in net proceeds of approximately $196.8 million. Beginning May 15, 2000, the notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $134.839 per share, subject to adjustment. Also in February 2000, the Company issued 2,000,000 shares of its common stock in a private placement, for an aggregate purchase price of $422.0 million. Net proceeds from the sale of those shares were $398.3 million.

     The Company expects its cash requirements to increase in 2000 as it: invests in its sequencing, bioinformatics, expression database development, and SNP discovery programs; invests in data-processing-related computer hardware to support its existing and new database products and to enable the on-line delivery of those products; continues to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; makes strategic investments; and continues to make improvements in existing facilities.

     Based upon its current plans, the Company believes that its existing resources will be adequate to satisfy its capital needs for at least the next twelve months. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and other products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure the Company's sequencing and microarray operations remain competitive; capital expenditures required to expand the Company's facilities; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in the Company's research and development plans or other changes affecting the Company's operating expenses may result in changes in the timing and amount of expenditures of the Company's capital resources.

EURO CONVERSION

     A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002, but not later than July 1, 2002. During this transition period, parties may settle transactions using either the euro or a participating country's legal currency. This conversion to the euro had no material impact on the Company's results of operations, financial position or cash flows. The Company will continue to evaluate the potential impact of the euro on its computer and financial systems, business processes, market risk, and price competition.

                        FACTORS THAT MAY AFFECT RESULTS

WE HAVE HAD ONLY LIMITED PERIODS OF PROFITABILITY AND WE EXPECT TO INCUR LOSSES IN THE FUTURE, WHICH MAY PREVENT US FROM RETURNING TO PROFITABILITY

     We had net losses from inception in 1991 through 1996, reported net income in 1997 and 1998, and again incurred a net loss in 1999. Because of those losses, we had an accumulated deficit of $55.2 million as of December 31, 1999. We intend to make significant investments in sequencing, bioinformatics, expression database development and single nucleotide polymorphism, or SNP, discovery over the next year. As a result,we expect to report a net loss for the year ending December 31, 2000. We may report net losses in future periods as well. We expect that our expenditures may continue to increase in 2000 due in part to our continued investment in new product and technology development, including the continuation of our genomic sequencing, bioinformatics, expression database development, SNP-discovery programs, obligations under existing and future research and development alliances, and our increasing investment in marketing, sales and customer service. Our profitability depends on our ability to increase our revenues:

     TO GENERATE SIGNIFICANT REVENUES, WE MUST OBTAIN ADDITIONAL DATABASE COLLABORATORS AND RETAIN EXISTING COLLABORATORS. While we had over 20 database agreements as of December 31, 1999, we may be unable to enter into any additional agreements. Also, our database collaborators may choose not to renew their agreements upon expiration. In 1999, for the first time one of our LifeSeq Gold database collaborators did not renew its subscription. Our database revenues are also affected by the extent to which existing collaborators expand their agreements with us to include our new database products and to the extent that existing collaborators reduce the number of products or services for which they subscribe. Some of our database agreements require us to meet performance obligations. A database collaborator can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period.

     OUR REVENUES AND PROFITABILITY WILL ALSO DEPEND ON OUR ABILITY TO GENERATE PROFITS FROM EXPRESSION DATABASES AND MICROARRAY SERVICES. We acquired Synteni, Inc. in January 1998 to provide microarray services and to generate information for expression databases. The contribution of our microarray operations to our operating results will depend on whether we can continue to obtain high-volume customers for microarray services and expression databases, whether we can continue to increase our microarray production capacity in a timely manner and with consistent volumes and quality, and the costs associated with increasing our microarray production capacity.

     WE DO NOT EXPECT MILESTONE OR ROYALTY PAYMENTS TO SUBSTANTIALLY CONTRIBUTE TO REVENUES FOR SEVERAL YEARS. Part of our strategy is to license to database collaborators our know how and patent rights associated with the gene sequences and related information in our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical testing and regulatory approval before commercialization.

OUR OPERATING RESULTS ARE UNPREDICTABLE AND MAY ADVERSELY IMPACT OUR STOCK PRICE

     Our operating results are unpredictable and may fluctuate significantly from period to period due to a variety of factors, including:

     - changes in the demand for our products and services;

     - the introduction of competitive databases or services, including public domain databases;

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

     In particular, revenues from our database business are unpredictable because:

     - the timing of our database installations is determined by our collaborators;

     - the sales cycle for our database products is lengthy; and

     - the time required to complete custom orders can vary significantly.

     We expect our expression databases to represent an increasing amount of our revenues. Also, revenues may be affected by developments in the Affymetrix litigation, which may cause potential customers to postpone or change their decision to use our microarray services.

     We are investing in a number of new areas to try to broaden our business. These areas include sequencing, bioinformatics, gene expression databases, SNP discovery, molecular diagnostics, proteomics, or the large scale, high-throughput analysis of protein expression, and the online delivery of our database and software products. Because many of these address new markets or involve untested technologies, they may not generate any revenues or provide an adequate return on our investment. In these cases, we may have to recognize expenses or losses.

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

     WE EXPERIENCE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE AND IF WE DO NOT COMPETE EFFECTIVELY OUR REVENUES MAY DECLINE

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

     PATENT POSITIONS OR PUBLIC DISCLOSURES MAY REDUCE THE VALUE OF OUR DATABASES. Competitors may discover and establish patent positions with respect to gene sequences in our databases. Further, certain entities engaged in gene sequencing have made the results of their sequencing efforts publicly available. In January 2000, the Celera Genomics Group of PE Corporation announced that it has DNA sequence in its database that covers 90% of the human genome and plans to complete the sequencing of the human genome by the summer of 2000. Celera has announced that it has filed a provisional patent application on newly discovered partial genes and stated its intention to file full applications on medically important discoveries. The Human Genome Project, which is coordinated by the U.S. Department of Energy and the National Institutes of Health, has announced that a consortium of laboratories associated with the Project predicts that they will produce at least 90% of the human genome sequence in a "working draft form" by the spring of 2000 and that they intend to make the information publicly available. The public availability of gene sequences or resulting patent positions covering substantial portions of the human genome or microbial or plant genomes could reduce the potential value of our databases to our collaborators. It could also impair our ability to realize royalties or other revenue from any commercialized products based on this genetic information.

     COMPETITORS MAY DEVELOP SUPERIOR TECHNOLOGY. The gene sequencing machines used in our computer-aided sequencing operations are commercially available and are being used by at least one competitor. In addition, some of our competitors and potential competitors are developing proprietary sequencing technologies that may be more advanced than ours. PE Corporation began commercial shipments of a new gel-based sequencing machine, of which a large number have been provided to Celera Genomics Group. We may be unable to obtain access to sufficient quantities of these machines on acceptable terms.

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

WE ARE INVOLVED IN PATENT LITIGATION, WHICH IF NOT RESOLVED FAVORABLY COULD HARM OUR BUSINESS

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

     The lawsuits were initially filed in the United States District Court for the District of Delaware. In November 1998, the court granted Incyte's motion to transfer the suits to the United States District Court for the Northern District of California. Affymetrix's request for a preliminary injunction was denied in April 1999. As a result of the assignment of the case to a new judge, all scheduled trial and pretrial dates have been vacated. The court is expected to set a new schedule in late April 2000.

     In April 1999, the Board of Patent Appeals and Interferences of United States Patent and Trademark Office declared interferences between pending patent applications licensed exclusively to us and the Affymetrix '305 and '992 patents. An interference proceeding is invoked by the Patent and Trademark Office when more than one patent applicant claims the same invention. The Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. In September 1999, the Board of Patent Appeals and Interferences determined that Incyte had not met its prima facie case, and ruled that patents licensed by Incyte and Synteni from Stanford University were not entitled to priority over corresponding claims in the two Affymetrix patents. We are seeking de novo review of the board decisions in the United States district court for the Northern District of California.

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

WE SPEND A SUBSTANTIAL AMOUNT OF MONEY ON NEW AND UNCERTAIN BUSINESSES AND DEMAND FOR OUR PRODUCTS AND SERVICES MAY BE INSUFFICIENT TO COVER OUR COSTS, WHICH COULD IMPACT OUR PROFITABILITY

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

OUR NEW PROGRAMS RELATING TO THE ROLE OF GENETIC VARIATION IN DISEASE AND DRUG RESPONSE MAY NEVER GENERATE SIGNIFICANT REVENUES OR PROFITABLE OPERATIONS

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

     Our success will also depend upon our ability to develop, use and enhance new and relatively unproven technologies. Our strategy of using high-throughput mutation detection processes and sequencing to identify SNPs and genes rapidly is unproven. Among other things, we will need to continue to improve the throughput of our SNP-discovery technology. We may not be able to achieve these necessary improvements, and other factors may impair our ability to develop our SNP-related products and services in time to be competitively available.

OUR STRATEGIC INVESTMENTS MAY RESULT IN LOSSES AND OTHER ADVERSE EFFECTS

     We make strategic investments in joint ventures or businesses that complement our business. These investments, such as our investment in diaDexus, may:

     - often be made in securities lacking a public trading market or subject to trading restrictions, either of which increases our risk and reduces the liquidity of our investment;

     - require us to record losses and expenses related to our ownership interest;

     - require us to record charges related to the acquisition of in-process technologies or for the impairment in the value of the securities underlying our investment; and

     - require us to invest greater amounts than anticipated or to devote substantial management time to the management of research and development relationships and joint ventures.

     The market values of many of these investments fluctuate significantly. We evaluate our long-term equity investments for impairment of their values on a quarterly basis. Impairment could result in future charges to our earnings. These losses and expenses may exceed the amounts that we anticipated.

OUR SALES CYCLE IS LENGTHY AND THERE IS NO GUARANTEE THAT A SUBSCRIPTION OR SERVICES AGREEMENT WILL RESULT

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

PATENTS AND OTHER PROPRIETARY RIGHTS PROVIDE UNCERTAIN PROTECTION OF OUR PROPRIETARY INFORMATION AND OUR INABILITY TO PROTECT A PATENT OR OTHER PROPRIETARY RIGHT MAY IMPACT OUR BUSINESS AND OPERATING RESULTS

     WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY INFORMATION, WHICH MAY RESULT IN UNAUTHORIZED USE AND A LOSS OF REVENUE. Our business and competitive position depend upon our ability to protect our proprietary database information and software technology, but our strategy of obtaining proprietary rights in as many genes and SNPs as possible is unproven. Despite our efforts to protect this information and technology, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Although our database subscription agreements require our subscribers to control access to our databases, policing unauthorized use of our databases and software may be difficult.

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

     Our means of protecting our proprietary rights may not be adequate and our competitors may:

     - independently develop substantially equivalent proprietary information and techniques;

     - otherwise gain access to our proprietary information; or

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

     We believe that some of our patent applications claim genes that may also be claimed in patent applications filed by others. In some or all of these applications, a determination of priority of inventorship may need to be decided in an interference before the United States Patent and Trademark Office.

     ENFORCEMENT OF GENE PATENTS IS UNCERTAIN AND GENE PATENTS MAY BE FOUND UNENFORCEABLE, RESULTING IN A LOSS OF COMPETITIVE BENEFIT. One of our strategies is to obtain proprietary rights in as many genes (including partial gene sequences) and SNPs as possible. While the USPTO has issued patents covering full-length genes, partial gene sequences and SNPs, we do not know whether or how courts may enforce those patents, if that becomes necessary. If a court finds these types of inventions to be unpatentable, or interprets them narrowly, the benefits of our strategy may not materialize.

     WE MAY DECIDE TO ABANDON PATENT APPLICATIONS, WHICH COULD DIMINISH THE VALUE OF OUR PATENT PORTFOLIO AND POSSIBLY OUR FUTURE REVENUES. The USPTO has had a substantial backlog of biotechnology patent applications, particularly those claiming gene sequences. In 1996, the USPTO issued guidelines limiting the number of partial gene sequences that can be examined within a single patent application. Many of our patent applications contain more partial sequences than the maximum number allowed under these guidelines. Due to the resources needed to comply with the guidelines, we may decide to abandon patent applications for some of our partial gene sequences.

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

     WE MAY NEED TO REFILE SOME OF OUR PATENT APPLICATIONS AND THE PERIOD OF PATENT PROTECTION HAS BEEN SHORTENED, WHICH MAY AFFECT OUR POTENTIAL REVENUES AND PROFITS. The value of our patents depends in part on their duration. The U.S. patent laws were amended in 1995 to change the term of patent protection from 17 years from patent issuance to 20 years from the earliest effective filing date of the application. Because the average time from filing to issuance of biotechnology applications is at least one year and may be more than three years depending on the subject matter, a 20-year patent term from the filing date may result in substantially shorter patent protection, which may adversely affect our rights under any patents that we obtain. We may need to refile applications claiming large numbers of gene sequences and, in these situations, the patent term will be measured from the date of the earliest priority application. This would shorten our period of patent exclusivity.

     INTERNATIONAL PATENT PROTECTION IS PARTICULARLY UNCERTAIN, AND OPPOSITION PROCEEDINGS IN FOREIGN COUNTRIES MAY BE COSTLY AND DIVERT MANAGEMENT
RESOURCES. Biotechnology patent law outside the United States is even more uncertain than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as U.S. laws. We may participate in opposition proceedings to determine the validity of our or our competitors' foreign patents, which could result in substantial costs and diversion of our efforts.

WE MAY BE SUBJECT TO ADDITIONAL LITIGATION AND INFRINGEMENT CLAIMS THAT COULD BE COSTLY AND DISRUPT OUR BUSINESS

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

     We may, however, be involved in future lawsuits alleging patent infringement or other intellectual property rights violations. In addition, litigation may be necessary to:

     - assert claims of infringement;

     - enforce our patents;

     - protect our trade secrets or know-how; or

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

WE MAY ENCOUNTER PROBLEMS IN MEETING CUSTOMERS' SOFTWARE NEEDS, WHICH COULD ADVERSELY IMPACT OUR REVENUES AND THE GOODWILL OF OUR CUSTOMERS

     Our databases also require software support and will need to incorporate features determined by database collaborators. If we experience delays or difficulties in implementing our database software or collaborator-requested features, we may be unable to service our collaborators.

PAST ACQUISITIONS HAVE AND ANY FUTURE ACQUISITIONS THAT WE MAY MAKE COULD ADVERSELY AFFECT OUR OPERATIONS OR FINANCIAL RESULTS

     As part of our business strategy, we may acquire other assets, technologies and businesses. We acquired Synteni in January 1998 and Hexagen in September 1998.

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

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH, WHICH MAY IMPACT OUR ABILITY TO OPTIMIZE OUR RESOURCES

     We expect to continue to experience significant growth in the number of our employees and the scope of our operations. This growth has placed, and may continue to place, a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems and to hire, train and manage our employees.

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

WE DEPEND ON KEY EMPLOYEES IN A COMPETITIVE MARKET FOR SKILLED PERSONNEL AND THE LOSS OF THE SERVICES OF ANY OF OUR KEY EMPLOYEES WOULD MATERIALLY AFFECT OUR BUSINESS

     We are highly dependent on the principal members of our management, operations and scientific staff, including Roy A. Whitfield, our Chief Executive Officer, and Randal W. Scott, our President and Chief Scientific Officer. The loss of either of these persons' services may have a material adverse effect on our business. We have not entered into any employment agreement with either of these persons and do not maintain a key person life insurance policy on the life of any employee.

     Our future success also will depend in part on the continued service of our executive management team, key scientific, software, bioinformatics and management personnel and our ability to identify, hire and retain additional personnel, including customer service, marketing and sales staff. We experience intense competition for qualified personnel. We may not be able to continue to attract and retain personnel necessary for the development of our business.

OUR INABILITY TO OBTAIN NECESSARY EQUIPMENT, SUPPLIES AND DATA FROM THIRD PARTIES MAY ADVERSELY IMPACT OUR RESULTS

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

     WE RELY ON THIRD-PARTY DATA SOURCES. We rely on scientific and other data supplied by others, including our academic collaborators and sources of tissue samples. This data could contain errors or other defects, which could corrupt our databases. In addition, we cannot guarantee that our data sources acquired this information in compliance with legal requirements. If either of these happen and become known, our business prospects could be adversely affected.

OUR ACTIVITIES INVOLVE HAZARDOUS MATERIALS AND MAY SUBJECT US TO COSTLY ENVIRONMENTAL LIABILITY

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

OUR REVENUES ARE DERIVED PRIMARILY FROM THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES AND MAY FLUCTUATE SUBSTANTIALLY DUE TO REDUCTIONS AND DELAYS IN RESEARCH AND DEVELOPMENT EXPENDITURES

     We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to the pharmaceutical and biotechnology industries as well as to the academic community. Accordingly, our success will depend in large part upon the success of the companies within these industries and their demand for our products and services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by companies in these industries or by the academic community. These reductions and delays may result from factors such as:

     - changes in economic conditions;

     - consolidation in the pharmaceutical industry;

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

SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW

     We have substantial amounts of outstanding indebtedness, primarily the $200 million of convertible subordinated notes issued in February 2000. As a result of this indebtedness, our principal and interest payment obligations have increased substantially. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities and its note payable. The Company's investment policy calls for investment in short term, low risk instruments. As of December 31, 1999, investments in marketable securities were $37.5 million. At December 31, 1999, the Company had a fixed rate note payable balance of $0.5 million. Due to the nature of these investments and note, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1999, the decline in the fair value of the portfolio would not be material.

     The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments and long-term investments, entered into to further its business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical/ biotechnology industry sector, in companies with which the Company has research and development or licensing agreements. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of December 31, 1999, long-term investments, excluding diaDexus, were $14.2 million.

     The Company typically does not hedge its foreign currency exposure. Management does not believe that the Company's exposure to foreign currency rate fluctuations is material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS OF INCYTE PHARMACEUTICALS,
  INC.
  Report of Ernst & Young LLP, Independent Auditors.........   33
  Consolidated Balance Sheets at December 31, 1999 and
     1998...................................................   34
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.......................   35
  Consolidated Statements of Comprehensive Income (Loss) for
     the years ended December 31, 1999, 1998 and 1997.......   36
  Consolidated Statement of Stockholders' Equity for the
     three year period ended December 31,
     1999...................................................   37
  Consolidated Statements of Cash Flow for the years ended
     December 31, 1999, 1998 and 1997.......................   38
  Notes to the Consolidated Financial Statements............   39
  Schedule II -- Valuation and Qualifying Accounts..........   53
FINANCIAL STATEMENTS OF DIADEXUS, LLC, A DEVELOPMENT STAGE
  COMPANY
  Report of PricewaterhouseCoopers LLP, Independent
     Accountants............................................   54
  Balance Sheet at December 31, 1999 and 1998...............   55
  Statement of Operations for the years ended December 31,
     1999 and 1998 and for the period from inception
     (September 1997) through December 31, 1999.............   56
  Statement of Changes In Members' Equity For the Period
     From Inception (September 1997) through December 31,
     1999...................................................   57
  Statement of Cash Flows for the years ended December 31,
     1999 and 1998 and for the period from inception
     (September 1997) through December 31, 1999.............   58
  Notes to Financial Statements.............................   59

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Incyte Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Incyte Pharmaceuticals, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of diaDexus, LLC, a joint venture, which statements reflect total assets of $11,297,000 and $20,215,000 as of December 31, 1999 and 1998 respectively, and net losses of $11,286,000, $7,928,000, and $548,000 for the years ended December 31, 1999 and 1998 and the period from inception (September 1997) through December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the losses from joint venture recorded under the equity method and other data included for diaDexus, LLC, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the Untied States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Pharmaceuticals, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 24, 2000

                          INCYTE PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PAR VALUE)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 32,220        $ 50,048
  Marketable securities -- available-for-sale...............      34,717          61,185
  Accounts receivable, net..................................      26,608          14,318
  Prepaid expenses and other current assets.................      15,956           5,813
                                                                --------        --------
          Total current assets..............................     109,501         131,364

Property and equipment, net.................................      67,293          54,429
Long-term investments.......................................      19,275          20,653
Goodwill and other intangible assets, net...................      14,564          16,955
Deposits and other assets...................................      11,301           6,889
                                                                --------        --------
          Total assets......................................    $221,934        $230,290
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  6,501        $  8,244
  Accrued compensation......................................       6,731           4,786
  Accrued and other current liabilities.....................      11,767           7,843
  Deferred revenue..........................................      26,459          29,054
                                                                --------        --------
          Total current liabilities.........................      51,458          49,927
Non-current portion of capital lease obligations and note
  payable...................................................         194             796
                                                                --------        --------
          Total liabilities.................................      51,652          50,723
                                                                --------        --------
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
     authorized; none issued and outstanding at December 31,
     1999 and 1998..........................................          --              --
  Common stock, $0.001 par value; 75,000,000 shares
     authorized; 28,889,936 and 27,829,850 shares issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................          29              28
  Additional paid-in capital................................     222,805         209,192
  Deferred compensation.....................................        (806)         (1,209)
  Receivable from stockholders..............................         (20)            (33)
  Accumulated other comprehensive income (loss).............       3,443             (10)
  Accumulated deficit.......................................     (55,169)        (28,401)
                                                                --------        --------
          Total stockholders' equity........................     170,282         179,567
                                                                --------        --------
          Total liabilities and stockholders' equity........    $221,934        $230,290
                                                                ========        ========

                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Revenues....................................................  $156,962    $134,811    $89,996

Costs and expenses:
  Research and development..................................   146,833      97,192     72,452
  Selling, general and administrative.......................    37,235      25,438     13,928
  Charge for the purchase of in-process research and
     development............................................        --      10,978         --
  Acquisition-related charges...............................        --       1,171         --
                                                              --------    --------    -------
          Total costs and expenses..........................   184,068     134,779     86,380
                                                              --------    --------    -------

Income (loss) from operations...............................   (27,106)         32      3,616

Interest and other income...................................     5,485       7,416      4,326
Interest and other expense..................................      (316)       (150)      (186)
Losses from joint venture...................................    (5,631)     (1,474)      (300)
                                                              --------    --------    -------
Income (loss) before income taxes...........................   (27,568)      5,824      7,456
Provision (benefit) for income taxes........................      (800)      2,352        548
                                                              --------    --------    -------
Net income (loss)...........................................  $(26,768)   $  3,472    $ 6,908
                                                              ========    ========    =======

Basic net income (loss) per share...........................  $  (0.95)   $   0.13    $  0.28
                                                              ========    ========    =======

Shares used in computing basic net income (loss) per
  share.....................................................    28,138      26,921     24,300
                                                              ========    ========    =======

Diluted net income (loss) per share.........................  $  (0.95)   $   0.12    $  0.26
                                                              ========    ========    =======
Shares used in computing diluted net income (loss) per
  share.....................................................    28,138      28,899     26,498
                                                              ========    ========    =======

                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE NET INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                1999       1998      1997
                                                              --------    ------    ------
Net income (loss)...........................................  $(26,768)   $3,472    $6,908
Other comprehensive income (loss)
  Unrealized gains on marketable securities.................     3,618       338       127
  Foreign currency translation adjustment...................      (165)     (404)        2
                                                              --------    ------    ------
Other comprehensive income (loss)...........................     3,453       (66)      129
                                                              --------    ------    ------
Comprehensive income (loss).................................  $(23,315)   $3,406    $7,037
                                                              ========    ======    ======

                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                       ACCUMULATED
                                            ADDITIONAL                  RECEIVABLE        OTHER                         TOTAL
                                   COMMON    PAID-IN       DEFERRED        FROM       COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                   STOCK     CAPITAL     COMPENSATION   STOCKHOLDER      INCOME         DEFICIT        EQUITY
                                   ------   ----------   ------------   -----------   -------------   -----------   -------------
Balances at January 1, 1997......   $22      $ 81,922      $    --         $ --          $  (73)       $(37,037)      $ 44,834
Issuance of 2,755,426 shares of
  Common Stock, net of expenses
  and underwriters' fees of
  $5,065.........................     3        87,239           --           --              --              --         87,242
Issuance of 462,434 shares of
  Common Stock, net of expenses
  of $41.........................     1         3,559           --           --              --              --          3,560
Issuance of 431,879 shares of
  Common Stock upon exercise of
  stock options and 14,934 shares
  upon exercise of warrant.......    --         3,029           --           --              --              --          3,029
Net change in unrealized gains
  (losses) on marketable
  securities.....................    --            --           --           --             127              --            127
Change in cumulative translation
  adjustment.....................    --            --           --           --               2              --              2
Net income.......................    --            --           --           --              --           6,908          6,908
                                    ---      --------      -------         ----          ------        --------       --------
Balances at December 31, 1997....    26       175,749           --           --              56         (30,129)       145,702
Adjustment to conform fiscal year
  of pooled entity -- Synteni
  (including issuance of 337,271
  shares of Common Stock)........    --         3,732       (1,658)         (49)             --          (1,744)           281
Issuance of 423,030 shares of
  Common Stock upon exercise of
  stock options; 38,944 shares of
  Common Stock shares issued
  under ESPP.....................     1         4,748           --           --              --              --          4,749
Issuance of 976,130 shares of
  Common Stock in purchase of
  Hexagen Limited................     1        23,438           --           --              --              --         23,439
Tax benefit from employee stock
  transactions...................    --         1,525           --           --              --              --          1,525
Amortization of deferred
  compensation...................    --            --          449           --              --              --            449
Repayment of receivable from
  stockholder....................    --            --           --           16              --              --             16
Net change in unrealized gains
  (losses) on marketable
  securities.....................    --            --           --           --             338              --            338
Change in cumulative translation
  adjustment.....................    --            --           --           --            (404)             --           (404)
Net income.......................    --            --           --           --              --           3,472          3,472
                                    ---      --------      -------         ----          ------        --------       --------
Balances at December 31, 1998....    28       209,192       (1,209)         (33)            (10)        (28,401)       179,567
Issuance of 980,848 shares of
  Common Stock upon exercise of
  stock options; 79,377 shares of
  Common Stock issued under the
  ESPP...........................     1        13,613           --           --              --              --         13,614
Amortization of deferred
  compensation...................    --            --          403           --              --              --            403
Repayment of receivable from
  stockholder....................    --            --           --           13              --              --             13
Net change in unrealized gains
  (losses) on marketable
  securities.....................    --            --           --           --           3,618              --          3,618
Change in cumulative translation
  adjustment.....................    --            --           --           --            (165)             --           (165)
Net loss.........................    --            --           --           --              --         (26,768)       (26,768)
                                    ---      --------      -------         ----          ------        --------       --------
Balances at December 31, 1999....   $29      $222,805      $  (806)        $(20)         $3,443        $(55,169)      $170,282
                                    ===      ========      =======         ====          ======        ========       ========

                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(26,768)   $  3,472    $  6,908
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................    24,688      17,827      10,633
    Gain on sale of long-term investments...................      (241)         --          --
    Non-cash portion of the charge for the purchase of
     in-process research and development....................        --      10,978          --
    Losses from joint venture...............................     5,631       1,474         300
    Adjustment to conform fiscal year of pooled entity......        --         278          --
    Changes in certain assets and liabilities:
      Accounts receivable...................................   (12,290)      5,885     (18,451)
      Prepaid expenses and other assets.....................   (14,555)     (5,280)     (3,495)
      Accounts payable......................................    (1,743)      1,773       1,028
      Accrued and other current liabilities.................     6,427       1,826      14,404
      Deferred revenue......................................    (2,595)     (2,000)      6,660
                                                              --------    --------    --------
Net cash provided by (used in) operating activities.........   (21,446)     36,233      17,987
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (34,758)    (30,710)    (27,225)
  Purchase of long-term investments.........................    (4,181)     (7,145)     (8,537)
  Proceeds from the sale of long-term investments...........     4,321          --          --
  Purchase of Hexagen (net of cash received)................        --      (3,977)         --
  Transfer to restricted cash...............................        --          --      (6,000)
  Proceeds from sale of assets leased back under operating
    leases..................................................        --          --       1,696
  Purchases of marketable securities........................   (22,998)    (98,512)    (53,464)
  Sales of marketable securities............................    38,932      88,081       8,515
  Maturities of marketable securities.......................    10,000       6,900      18,225
                                                              --------    --------    --------
Net cash used in investing activities.......................    (8,684)    (45,363)    (66,790)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................    13,614       4,749      93,831
  Proceeds from capital leases and notes payable............        --          --       1,000
  Principal payments on capital lease obligations and note
    payable.................................................    (1,160)       (781)        (46)
  Proceeds from repayment of receivable from stockholders...        13          16          --
                                                              --------    --------    --------
Net cash provided by financing activities...................    12,467       3,984      94,785
                                                              --------    --------    --------
Effect of exchange rate on cash and cash equivalents........      (165)       (404)         --
Net increase (decrease) in cash and cash equivalents........   (17,828)     (5,550)     45,982
Cash and cash equivalents at beginning of period............    50,048      55,598       9,616
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $ 32,220    $ 50,048    $ 55,598
                                                              ========    ========    ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Interest paid.............................................  $    316    $    138    $     16
                                                              ========    ========    ========
  Taxes paid................................................  $    224    $    705    $    252
                                                              ========    ========    ========
CASH FLOW FOR ACQUISITION OF HEXAGEN
  Tangible assets acquired (excluding $1,023 cash
    received)...............................................              $  3,025
  Purchased in-process research and development.............                10,978
  Goodwill and other intangible assets acquired.............                17,553
  Acquisition costs incurred................................                (1,029)
  Liabilities assumed.......................................                (3,112)
  Common stock issued.......................................               (23,438)
                                                                          --------
  Cash paid for acquisition (net of $1,023 cash received)...              $  3,977
                                                                          ========

                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business. Incyte Pharmaceuticals, Inc. (the "Company") was incorporated in Delaware in April 1991. The Company designs, develops, and markets genomic information-based tools including database products, genomic data management software tools, microarray-based gene expression services and genomic reagents and related services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based tools used by pharmaceutical and biotechnology companies and academic researchers in the understanding of disease and drug discovery and development.

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

     In January 1998, the Company issued 2,340,237 shares of common stock in exchange for all of the capital stock of Synteni, Inc. ("Synteni"). The merger has been accounted for as a pooling of interests and, accordingly, the Company's financial statements and financial data for all periods prior to the acquisition were retroactively restated to include the accounts and operations of Synteni since inception. Synteni's fiscal year ended on September 30. Synteni's results of operations for the period from October 1, 1997 to December 31, 1997 were recorded directly in accumulated deficit in 1998.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Foreign Currency Translation. The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in the accumulated other comprehensive income (loss), a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange.

     Concentrations of Credit Risk. Cash, cash equivalents, and short-term investments, trade receivables, and long term strategic investments are financial instruments which potentially subject the Company to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. The Company primarily invests its excess available funds in notes and bills issued by the U.S. government and its agencies and corporate debt securities and, by policy, limits the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. Government. The Company's customers are pharmaceutical, biotechnology and agricultural companies which are typically located in the United States and Europe. The Company has not experienced any significant credit losses to date and does not require collateral on receivables. The Company's long-term investments represent equity investments in a number of companies whose businesses may be complementary to the Company's business. The Company evaluates the long-term investments quarterly for impairment, and to date has not incurred a material impairment related to these investments. (See Long-Term Investments)

                          INCYTE PHARMACEUTICALS, INC.

     Cash and Cash Equivalents. Cash and cash equivalents are held in U.S. and U.K. banks or in custodial accounts with U.S. and U.K. banks. Cash equivalents are defined as all liquid investments with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk. All other investments are reported as marketable securities -- available-for-sale.

     Marketable Securities-Available-for-Sale. All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in interest and other income/expense. The cost of securities sold is based on the specific identification method.

     The following is a summary of the Company's investment portfolio, excluding the Company's investment in diaDexus and including cash equivalents of $2,803,000 and $26,203,000 as of December 31, 1999 and 1998, respectively.

                                                                              NET
                                                                           UNREALIZED    ESTIMATED
                                                              AMORTIZED      GAINS         FAIR
                                                                COST        (LOSSES)       VALUE
                                                              ---------    ----------    ---------
                                                                         (IN THOUSANDS)
DECEMBER 31, 1999
U.S. Treasury notes and other U.S. government and agency
  securities................................................   $35,043       $ (326)      $34,717
Corporate debt securities...................................     2,800            3         2,803
Long term equity investments................................     9,848        4,333        14,181
                                                               -------       ------       -------
                                                               $47,691       $4,010       $51,701
                                                               =======       ======       =======
DECEMBER 31, 1998
U.S. Treasury notes and other U.S. government and agency
  securities................................................   $72,635       $  210       $72,845
Corporate debt securities...................................    14,543           --        14,543
Long term equity investments................................    12,245          182        12,427
                                                               -------       ------       -------
                                                               $99,423       $  392       $99,815
                                                               =======       ======       =======

     At December 31, 1999 and 1998, all of the Company's investments are classified as short-term, as the Company has classified its investments as available for sale and may not hold its investments until maturity in order to take advantage of market conditions. At December 31, 1999, marketable securities with a market value of $32,596,000 and an amortized cost of $32,846,000 had maturities under a year and marketable securities with a market value of $4,924,000 and an amortized cost of $4,997,000 had maturities over a year, but less than two years. Unrealized losses were not material and have therefore been netted against unrealized gains. Net realized gains of $272,000 and $380,000 from sales of marketable securities were included in Interest and Other Income in 1999 and 1998, respectively, and net realized losses of $25,000 losses from sales of marketable debt securities were included in Interest and Other Expense in 1997.

     Accounts Receivable. Accounts receivable at December 31, 1999 and 1998 included an allowance for doubtful accounts of $234,000 and $434,000, respectively.

     Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the

                          INCYTE PHARMACEUTICALS, INC.

respective assets (generally two to five years). Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term. Property and equipment consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Office equipment............................................  $  4,630    $  3,577
Laboratory equipment........................................    25,297      25,665
Computer equipment..........................................    52,565      35,209
Leasehold improvements......................................    37,941      26,026
                                                              --------    --------
                                                               120,433      90,477
Less accumulated depreciation and amortization..............   (53,140)    (36,048)
                                                              --------    --------
                                                              $ 67,293    $ 54,429
                                                              ========    ========

     Depreciation expense, including depreciation expense of assets under capital leases, was $16,711,000, $13,420,000, and $8,758,000, for 1999, 1998,
and 1997, respectively. Amortization of leasehold improvements was $5,138,000, $3,343,000, and $2,260,000 for 1999, 1998, and 1997, respectively.

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

     Long-Term Investments. The Company has made equity investments in a number of companies whose businesses may be complementary to the Company's business. The Company accounts for its investment in diaDexus ($5,094,000 and $8,226,000 at December 31, 1999 and 1998, respectively) under the equity method of accounting (see Joint Venture and Note 10 ). All other investments in which the shares are freely tradable or become freely tradable within one year of the balance sheet date are accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 115, with unrealized gains and losses being reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. In all other cases, the cost method of accounting is used. The Company holds less than 10% of each long-term investment, other than diaDexus, and does not exert significant influence over these investments.

     Joint Venture. In September 1997, the Company formed a joint venture, diaDexus, LLC with SmithKline Beecham Corporation ("SB"), which will utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company and SB each hold a 50 percent equity interest in diaDexus and the Company accounts for the investment under the equity method. See Note 10.

     Goodwill and Other Intangible Assets. Goodwill and other intangible assets were generated in the acquisition of Hexagen. Goodwill is being amortized on a straight line basis over 8 years and the other intangible assets of developed technology and assembled workforce are being amortized on a straight line basis over 5 and 3 years, respectively. Goodwill and other intangible assets are evaluated quarterly for impairment.

     Software Costs. In accordance with the provisions of the Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company has capitalized software development costs incurred in developing certain products once technological feasibility of the products has been determined. At December 31, 1999 and 1998 the Company had capitalized software, net of amortization, of $8,542,000 and $6,315,000, respectively, and

                          INCYTE PHARMACEUTICALS, INC.

recorded amortization of capitalized software of $3,418,000, $1,379,000, and $391,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

     Accumulated Other Comprehensive Income. Accumulated Other Comprehensive Income consists of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     1998
                                                              ------    -----
                                                              (IN THOUSANDS)
Unrealized gains on marketable securities...................  $4,010    $ 392
Cumulative Translation Adjustment...........................    (567)    (402)
                                                              ------    -----
                                                              $3,443    $ (10)
                                                              ======    =====

     Revenue Recognition. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For database collaboration agreements revenues are recognized evenly over the term of each agreement. Revenue is deferred for fees received before earned. Revenues from custom orders, such as contract sequencing, and reagents are recognized upon completion and delivery. Revenues from genomic screening services are recognized upon completion. Revenue from gene expression microarray services includes; technology access fees, which are generally recognized ratably over the access term and usage fees which are recognized at the completion of key stages in the performance of the service, in proportion to costs incurred. Generally, software revenue is allocated between license fees and maintenance fees, in accordance with SOP 97-2, with the license revenue being recognized upon installation, and maintenance fees recognized evenly over the maintenance term.

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

     Advertising Costs. All costs associated with advertising products are expensed in the year incurred. Advertising expense for the years ended December 31, 1999, 1998, and 1997 was $1,051,000, $1,092,000, and $772,000, respectively.

     New Pronouncements. In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. ("SFAS 133"). SFAS 133 established standards for accounting and reporting derivative instruments and hedging activities. In June 1999, The FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). This statement defers the effective date of SFAS 133 until June 15, 2000. Application of SFAS 133 will have no impact on the consolidated financial position or results of operations as currently reported.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees. The Company is currently evaluating SAB 101 as to whether it would have any material impact on the Company. Should the Company determine that a change in its accounting policy is necessary, such a change will be made effective January 1, 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Prior financial statements would not be restated.

                          INCYTE PHARMACEUTICALS, INC.

NOTE 2. DATABASE AND MICROARRAY AGREEMENTS

     As of December 31, 1999, the Company had entered into database collaboration agreements with over twenty pharmaceutical, biotechnology and agricultural companies. Over 83% of revenues in 1999 were derived from such collaborations. Each collaborator has agreed to pay, during the term of the agreement, annual fees to receive non-exclusive access to selected modules of the Company's databases. In addition, if a customer develops certain products utilizing the Company's technology and proprietary database information, milestone and royalty payments could potentially be received by the Company.

     The Company has also entered into microarray production agreements with pharmaceutical, biotechnology and agricultural companies. The agreements range from small volume pilot agreements to large volume production agreements.

     No collaborators individually contributed more than 10% of the Company's total revenues in 1999 or 1997. One of the collaborators contributed 12% of the Company's total revenues in 1998.

NOTE 3. COMMITMENTS

     At December 31, 1999, the Company had signed noncancelable operating leases on multiple facilities, including facilities in Palo Alto and Fremont, California, St. Louis, Missouri and Cambridge, England. The leases expire on various dates ranging from March 2000 to March 2011. Rent expense for the years ended December 31, 1999, 1998, and 1997, was approximately $8,674,000, $5,218,000, and $3,490,000, respectively.

     The Company had laboratory and office equipment with a cost of approximately $2,308,000 and $2,334,000 at December 31, 1999 and 1998,
respectively, and related accumulated amortization of approximately $716,000 and $177,000 at December 31, 1999 and 1998, respectively, under capital leases. These leases are secured by the equipment leased thereunder.

     At December 31, 1999, future noncancelable minimum payments under the operating and capital leases and note payable were as follows:

                                                                           CAPITAL LEASES
                                                              OPERATING         AND
                                                               LEASES       NOTE PAYABLE
                                                              ---------    --------------
                                                                    (IN THOUSANDS)
Year ended December 31,
     2000...................................................  $ 15,364         $ 720
     2001...................................................    14,789           207
     2002...................................................    11,741            --
     2003...................................................     9,585            --
     2004...................................................     8,001            --
     Thereafter.............................................    47,001            --
                                                              --------         -----
Total minimum lease payments................................  $106,481           927
                                                              ========
Less amount representing interest...........................                    (126)
                                                                               -----
Present value of minimum lease payments.....................                     801
Less current portion........................................                    (607)
                                                                               -----
Non-current portion.........................................                   $ 194
                                                                               =====

     In July 1997, Synteni obtained $1,000,000 in debt financing secured by its property and equipment. The loan is repayable in 48 equal monthly installments commencing on September 1, 1997 and carries an annual interest rate of 9%. In connection with the financing, Synteni issued a warrant to purchase 2,569 shares of Incyte equivalent common stock, exercisable for a period of seven years from the date of issue at an exercise

                          INCYTE PHARMACEUTICALS, INC.

price of $7.79 per share. Using the Black-Scholes model to determine the fair market value of the warrant, management has determined that such fair value is nominal.

     The Company has entered into a number of research and development alliances with companies and research institutions. These agreements provide for the funding of research activities by the Company and the possible payment of milestones, license fees, and, in some cases, royalties. As part of a collaborative agreement with Oxford GlycoSciences plc ("OGS") relating to the joint development of a proteomics database, the Company reimbursed OGS $5.0 million for services rendered in 1999 and has agreed to reimburse OGS up to another $5.0 million in 2000 if revenues are not sufficient to offset OGS' services rendered. The Company's commitments under any other of these agreements do not represent a significant expenditure in relation to the Company's total research and development expense.

NOTE 4. STOCKHOLDERS' EQUITY

     Common Stock. At December 31, 1999, the Company had reserved a total of 6,036,364 shares of its Common Stock for issuance upon exercise of outstanding stock options and purchases under the Employee Stock Purchase Plan described below. In October 1997, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend paid on November 7, 1997 to holders of record on October 17, 1997. All share and per share data have been adjusted retroactively to reflect the split.

     On May 21, 1997, the Company's stockholders approved an increase in the number of shares authorized for issuance from 20,000,000 to 75,000,000.

     Preferred Stock. The Company is authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding at December 31, 1999 or 1998. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

     Sales of Stock. In August 1997, the Company completed a follow-on public stock offering and issued 2,755,426 shares of common stock, including 355,426 shares covered by the exercise of the underwriters' over-allotment option, at $33.50 per share. Net proceeds from this offering were approximately $87.2 million after deducting the underwriting discount and offering expenses.

     Stock Compensation Plans. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost, excluding options issued by Synteni prior to the merger, has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net loss in 1999, 1998 and 1997 would have been approximately $40.0 million, $7.4 million, and $0.5 million, respectively. The Company's pro forma basic and diluted net loss per share in 1999, 1998, and 1997 would have been $1.42, $0.27, and $0.02 per share, respectively. The weighted average fair value of the options granted during 1999, 1998, and 1997 are estimated at $13.41, $16.59, and $14.66 per share, respectively, on the date of grant, using the Black-Scholes multiple-option pricing model with the following assumptions: dividend yield 0%, 0% and 0%, volatility of 66%, 57%, and 56%, risk-free interest rate with an average of 5.43%, 5.06%, and 6.05%, and an average expected life of 3.32, 3.79, and 3.37 years, for 1999, 1998, and 1997, respectively. The average fair value of the employees' purchase rights under the Employee Stock Purchase Plan during 1999, 1998 and 1997 is estimated at $8.14, $12.15 and $11.86, respectively, on the date of grant, using the Black-Scholes multiple-option pricing model with the following assumptions: dividend yield 0%, 0% and 0%, volatility of 66%, 57% and 56%, risk free interest rate of 5.14%, 4.75% and 5.64%, and an expected life of 6 months, respectively.

     As SFAS 123 is only applicable to options granted after December 31, 1994, the pro forma effect was not fully reflected until 1998. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price

                          INCYTE PHARMACEUTICALS, INC.

volatility and option life. Because the Company's employee stock options have characteristics significantly different from those of traded options, because changes in the subjective input assumptions can materially affect the fair value estimate, and because the Company has a relatively limited history with option behavior, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Summaries of stock option activity for the Company's three fixed stock option plans as of December 31, 1999, 1998 and 1997, and related information for the years ended December 31 are included in the plan descriptions below.

     1991 Stock Plan. In November 1991, the Board of Directors adopted the 1991 Stock Plan (the "Stock Plan"), which was amended and restated in 1992, 1995, 1996 and 1997 for issuance of common stock to employees, consultants, and scientific advisors. Options issued under the plan shall, at the discretion of the compensation committee of the Board of Directors, be either incentive stock options or nonstatutory stock options. The exercise prices of incentive stock options granted under the plan are not less than the fair market value on the date of the grant, as determined by the Board of Directors. The exercise prices of nonstatutory stock options granted under the plan cannot be less than 85% of the fair market value on the date of the grant, as determined by the Board of Directors. Options generally vest over four years, pursuant to a formula determined by the Company's Board of Directors, and expire after ten years. On June 8, 1999, the Company's stockholders approved an increase in the number of shares of Common Stock reserved for issuance under the plan from 6,300,000 to 7,400,000.

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

                          INCYTE PHARMACEUTICALS, INC.

     Activity under the combined plans was as follows:

                                                                            SHARES SUBJECT TO
                                                                           OUTSTANDING OPTIONS
                                                                          ---------------------
                                                                                       WEIGHTED
                                                              SHARES                   AVERAGE
                                                            AVAILABLE                  EXERCISE
                                                            FOR GRANT      SHARES       PRICE
                                                            ----------    ---------    --------
Balance at January 1, 1997................................     478,808    2,938,086     $11.63
  Additional authorization................................     800,000           --         --
  Shares authorized under Synteni Plan....................     436,100           --         --
  Options granted.........................................  (1,159,508)   1,159,508      25.56
  Options exercised.......................................          --     (408,171)      7.27
  Options canceled........................................     109,398     (109,398)     19.27
                                                            ----------    ---------
Balance at December 31, 1997..............................     664,798    3,580,025      16.46
  Additional authorization................................   1,500,000           --         --
  Options granted.........................................  (1,002,834)   1,002,834      28.70
  Options exercised.......................................          --     (421,010)      8.52
  Options canceled........................................     207,763     (207,763)     30.73
  Termination of Synteni Plan.............................     (88,280)          --         --
                                                            ----------    ---------
Balance at December 31, 1998..............................   1,281,447    3,954,086      19.66
  Additional authorization................................   1,100,000           --         --
  Options granted.........................................  (2,571,044)   2,571,044      27.52
  Options exercised.......................................          --     (980,848)     12.71
  Options canceled........................................     669,704     (669,704)     27.52
                                                            ----------    ---------
Balance at December 31, 1999..............................     480,107    4,874,578     $24.15
                                                            ==========    =========

     Included in the above table, in the 1998 activity, were stock options issued by Synteni to purchase 89,587 Incyte equivalent common shares at a weighted average exercise price of $1.49, in the period from October 1, 1997 to December 31, 1997. The Company recorded $1,658,000 of deferred compensation related to these options, which is being amortized over the vesting period of the options.

     Options to purchase a total of 1,862,676; 2,447,539; and 2,145,403 shares at December 31, 1999, 1998, and 1997, respectively, were exercisable. Of the options exercisable, 1,713,646; 1,851,549; and 1,197,542 shares were vested at December 31, 1999, 1998, and 1997, respectively.

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

     The Directors' Plan provides immediate issuance of options to purchase an initial 40,000 shares of Common Stock to each new non-employee director joining the Board. The initial options are exercisable in five equal annual installments. Additionally, members who continue to serve on the Board will receive annual option grants for 10,000 shares exercisable in full on the first anniversary of the date of the grant. All options are exercisable at the fair market value of the stock on the date of grant. Through December 31, 1999, the Company had granted options under the Directors' Plan to purchase 307,500 shares of Common Stock at weighted average exercise prices of $11.25 (287,500 and 267,500 shares of Common Stock at a weighted average exercise price of $11.18 and $8.71 at December 31, 1998 and 1997, respectively); 287,500 shares are vested and exercisable at December 31, 1999 (241,500 and 171,500 shares were vested and exercisable at

                          INCYTE PHARMACEUTICALS, INC.

December 31, 1998 and 1997, respectively). To date, no options under the Director's Plan have been exercised or canceled. The Directors' Plan was amended in March 1998 by the Board of Directors to eliminate the grant referred to above to each new non-employee director and to reduce the annual grants from 10,000 shares to 5,000 shares.

     The following table summarizes information about stock options outstanding at December 31, 1999, for the 1991 Stock Plan, the 1996 Synteni Stock Plan, and the 1993 Non-employee Directors' Stock Option Plan:

                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                  -----------------------------------------   ----------------------
                                    WEIGHTED       WEIGHTED                 WEIGHTED
                                    AVERAGE        AVERAGE                  AVERAGE
   RANGE OF         NUMBER         REMAINING       EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
---------------   -----------   ----------------   --------   -----------   --------
$  0.50 -  7.25      722,279          4.89          $ 3.92       695,850     $ 3.99
   7.38 - 17.69      678,395          6.90           12.57       496,395      10.84
  18.00 - 20.94      684,028          7.44           20.17       433,062      20.21
  21.00 - 27.75      582,565          9.04           24.62        92,781      25.12
  28.00 - 30.13      918,683          9.22           29.34        25,605      28.13
  30.44 - 30.44      663,369          9.94           30.44           416      30.44
  31.00 - 36.63      737,008          8.30           35.12       312,454      35.13
  40.25 - 45.25      136,699          8.04           43.25        65,270      43.13
  45.44 - 47.00       59,052          8.19           46.12        28,343      46.16
                   ---------                                   ---------
                   5,182,078          7.98           23.38     2,150,176      16.31
                   =========                                   =========

     Employee Stock Purchase Plan. On May 21, 1997, the Company's stockholders adopted the 1997 Employee Stock Purchase Plan ("ESPP"). The Company has authorized 400,000 shares of Common Stock for issuance under the ESPP. Each regular full-time and part-time employee is eligible to participate after six months of employment. The Company issued 79,377 and 38,944 shares under the ESPP in 1999 and 1998, respectively. As of December 31, 1999, 281,679 shares remain available for issuance under the ESPP. As of December 31, 1999 and 1998, $221,000 and $162,000, respectively, has been deducted from employees' payroll for the purchase of shares under the ESPP.

     Stockholders Rights Plan. On September 25, 1998, the Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"), pursuant to which one preferred stock purchase right (a "Right") was distributed for each outstanding share of Common Stock held of record on October 13, 1998. One Right will also attach to each share of Common Stock issued by the Company subsequent to such date and prior to the distribution date defined below. Each Right represents a right to purchase, under certain circumstances, a fractional share of the Company's Series A Participating Preferred Stock at an exercise price of $200.00, subject to adjustment. In general, the Rights will become exercisable and trade independently from the Common Stock on a distribution date that will occur on the earlier of (i) the public announcement of the acquisition by a person or group of 15% or more of the Common Stock or (ii) ten days after commencement of a tender or exchange offer for the Common Stock that would result in the acquisition of 15% or more of the Common Stock. Upon the occurrence of certain other events related to changes in ownership of the Common Stock, each holder of a Right would be entitled to purchase shares of Common Stock, or an acquiring corporation's common stock, having a market value of twice the exercise price. Under certain conditions, the Rights may be redeemed at $0.01 per Right by the Board of Directors. The Rights expire on September 25, 2008.

                          INCYTE PHARMACEUTICALS, INC.

NOTE 5. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999      1998     1997
                                                              -----    ------    ----
Current
  Federal...................................................  $(832)   $2,012    $533
  Foreign...................................................    (92)      165      15
  State.....................................................    124       175      --
                                                              -----    ------    ----
          Total provision (benefit) for income taxes........  $(800)   $2,352    $548
                                                              =====    ======    ====

     Income (loss) before provision for income taxes consisted of the following (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1999       1998      1997
                                                              --------    ------    ------
U.S.........................................................  $(27,869)   $5,536    $7,393
Foreign.....................................................       301       288        63
                                                              --------    ------    ------
                                                              $(27,568)   $5,824    $7,456
                                                              ========    ======    ======

     The provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Provision (benefit) at U.S. federal statutory rate..........  $(9,649)   $ 2,038    $ 2,610
State taxes, net of federal benefit.........................       81        112         --
Use of net operating loss carryforwards.....................       --     (4,208)    (3,373)
Unbenefitted net operating losses...........................    8,604         --      1,225
Acquired purchased in-process R&D...........................       --      3,842         --
Non-deductible acquisition costs............................       --        410         --
Other.......................................................      164        158         86
                                                              -------    -------    -------
Provision (benefit) for income tax..........................  $  (800)   $ 2,352    $   548
                                                              =======    =======    =======

     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Deferred tax assets
  Net operating loss carryforwards..........................  $ 18,700    $  6,200
  Research credits..........................................     9,700       6,900
  Capitalized research and development......................     7,700       6,100
  Accruals and reserves.....................................     2,800       2,600
  Other, net................................................     4,500       1,200
                                                              --------    --------
          Total deferred tax assets.........................    43,400      23,000
Valuation allowance for deferred tax assets.................   (43,400)    (23,000)
                                                              --------    --------
Net deferred tax assets.....................................  $     --    $     --
                                                              ========    ========

     The valuation allowance for deferred tax assets increased by approximately $20,400,000, $4,800,000, and $3,300,000 during the years ended December 31,
1999, 1998, and 1997, respectively. Approximately

                          INCYTE PHARMACEUTICALS, INC.

$13,100,000 of the valuation allowance for deferred tax assets relates to benefits from stock option deductions which, when recognized, will be allocated directly to contributed capital.

     The Company's management believes the uncertainty regarding the timing of the realization of net deferred tax assets requires a valuation allowance.

     As of December 31, 1999, the Company had federal net operating loss carryforwards of approximately $52,900,000. The Company also had federal research and development tax credit carryforwards of approximately $6,600,000. The net operating loss carryforwards will expire at various dates, beginning in 2009, through 2019 if not utilized.

     Utilization of the net operating losses and credits may be subject to an annual limitation, due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions.

NOTE 6. NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
Numerator:
  Net income (loss).........................................  $(26,768)   $ 3,472    $ 6,908
                                                              ========    =======    =======
Denominator:
  Denominator for basic net income (loss) per
     share -- weighted-average shares outstanding...........    28,138     26,921     24,300
  Dilutive potential common shares -- stock options.........        --      1,978      2,198
                                                              --------    -------    -------
  Denominator for diluted net income (loss) per share.......    28,138     28,899     26,498
                                                              ========    =======    =======
Basic net income (loss) per share...........................  $  (0.95)   $  0.13    $  0.28
                                                              ========    =======    =======
Diluted net income (loss) per share.........................  $  (0.95)   $  0.12    $  0.26
                                                              ========    =======    =======

     Options and warrants to purchase 5,182,078 and 654,000 shares of common stock were outstanding at December 31, 1999 and 1998, respectively, but were not included in the computation of diluted net income (loss) per share, as their effect was anti-dilutive. There were no such anti-dilutive securities in 1997.

NOTE 7. DEFINED CONTRIBUTION PLAN

     The Company has a defined contribution plan covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by the Company, subject to certain limitations. Defined contribution expense for the Company was $1,259,000, $709,000, and $520,000, in 1999, 1998, and 1997, respectively.

NOTE 8. SEGMENT REPORTING

     The Company's operations are treated as one operating segment, in accordance with SFAS 131, the design, development, and marketing of genomic information-based tools, as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. For the year ended December 31, 1999, the Company recorded revenue from customers throughout the United States and in Canada, Austria, Belgium, France, Germany, Israel, Netherlands, Switzerland, and the United Kingdom. Export revenue for the years ended December 31, 1999, 1998, and 1997, was $43,679,000, $33,584,000, and
$25,694,000, respectively.

                          INCYTE PHARMACEUTICALS, INC.

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

     The Company allocated Hexagen's purchase price based on the relative fair value of the net tangible and intangible assets acquired. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. Hexagen's in-process research and development program consisted of the development of its fSSCP technology for SNP discovery. In 1999, the Company completed the development of the fSSCP technology. There have been no significant changes in the assumptions used to value the assets of Hexagen.

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

                                                                1998       1997
                                                              --------    -------
Revenues....................................................  $134,811    $89,996
                                                              ========    =======
Net income..................................................  $  7,323    $   271
                                                              ========    =======
Pro forma basic net income per share........................  $   0.27    $  0.01
                                                              ========    =======
Pro forma diluted net income per share......................  $   0.25    $  0.01
                                                              ========    =======
Pro forma shares for basic net income per share.............    27,340     25,276
                                                              ========    =======
Pro forma shares for diluted net income per share...........    29,459     27,588
                                                              ========    =======

Acquisitions accounted for under the pooling of interests method of accounting

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

                          INCYTE PHARMACEUTICALS, INC.

     The table below presents the separate results of operations for Incyte, and Synteni prior to the merger. Incyte's results include Synteni from January 1998.

                                                                1998       1997
                                                              --------    -------
Revenues:
  Incyte....................................................  $134,811    $88,351
  Synteni...................................................        --      1,645
                                                              --------    -------
                                                              $134,811    $89,996
                                                              ========    =======
Net income (loss):
  Incyte....................................................  $  4,532    $10,408
  Synteni...................................................        --     (3,500)
  Acquisition-related charges...............................    (1,060)        --
                                                              --------    -------
                                                              $  3,472    $ 6,908
                                                              ========    =======

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

     diaDexus purchased $1.9 million of contract sequencing and microarray services from the Company in the year ended December 31, 1999 and did not have similar purchases prior to 1999. At December 31, 1999, the Company had $0.1 million of receivables outstanding from diaDexus related to these services.

     The following is summary of diaDexus' financial information as of December 31, 1999, 1998 and 1997, for the years ended December 31, 1999 and 1998, and the period from inception (September 1997) through December 31, 1997 (in thousands):

                                                         1999       1998       1997
                                                        -------    -------    -------
Current assets........................................  $ 8,786    $16,866    $ 6,625
Total assets..........................................   11,297     20,215     10,212
Current liabilities...................................    5,957      3,565      2,658
Total liabilities.....................................    6,044      3,681      2,760
Net loss..............................................   11,286      7,928        548

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

                          INCYTE PHARMACEUTICALS, INC.

and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni.

     In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of the U.S. patent number 5,800,992 (the "992 Patent") and U.S. patent number 5,744,305 (the "'305 Patent") by both Synteni and Incyte. The complaint alleges that the '305 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte, that the '992 Patent has been infringed by the use of Synteni's and Incyte's GEM(TM)microarray technology to conduct gene expression monitoring using two-color labeling, and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '305 and '992 Patents and, in addition, Affymetrix had sought a preliminary injunction enjoining Incyte and Synteni from using Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling as described in the '992 Patent. Affymetrix's request for a preliminary injunction was denied in May 1999. As a result of the assignment of the case to a new judge, all scheduled trial and pretrial dates have been vacated. The court is expected to set a new schedule in late April 2000.

     In April 1999, the Board of Patent Appeals and Interferences of United States Patent and Trademark Office (PTO) declared interferences between pending patent applications licensed exclusively to Incyte and the Affymetrix '305 and '992 Patents. An interference proceeding is invoked by the PTO when more than one patent applicant claims the same invention. The Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. In September 1999, the Board of Patent Appeals and Interferences determined that Incyte had not met its prima facie case, and ruled that the patents licensed by Incyte and Synteni from Stanford University were not entitled to priority over corresponding claims in the two Affymetrix patents. The Company is seeking de novo review of the Board decisions in the United States District Court for the Northern District of California. Incyte and Synteni believe they have meritorious defenses and intend to defend the suits vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of these suits. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from these suits due to uncertainty regarding the ultimate outcome. Regardless of the outcome, this litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this suit or the outcome thereof would be made available on commercially acceptable terms, if at all.

NOTE 12. SUBSEQUENT EVENTS

     In February 2000, in a private placement, the Company issued $200 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on March 1 and September 1, and are due February 1, 2007. The notes are subordinate to all other indebtedness. The notes can be converted at the option of the holder at a price of $134.84 per share. The Company may redeem the notes at any time before February 7, 2003, only if the Company's stock exceeds 150% of the conversion price for 20 trading days in a period of 30 consecutive trading days. On or after February 7, 2003 the Company may redeem the notes at specific prices. Holders may require the Company to repurchase the notes upon a change in control, as defined.

     In February 2000, in a private placement, the Company issued 2,000,000 of its common stock at a price of $211 per share, resulting in net proceeds of $398.3 million.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                        BALANCE AT   CHARGED TO                BALANCE AT
                                                        BEGINNING    COSTS AND                   END OF
                     DESCRIPTION                        OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
                     -----------                        ----------   ----------   ----------   ----------
                                                                         (IN THOUSANDS)
Allowance for doubtful accounts -- 1997...............     $ --         $260        $ (35)        $225
Allowance for doubtful accounts -- 1998...............      225          213           (4)         434
Allowance for doubtful accounts -- 1999...............      434           --         (200)         234

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Members of diaDexus, LLC

     In our opinion, the accompanying balance sheet and the related statements of operations, of changes in members' equity and of cash flows present fairly, in all material respects, the financial position of diaDexus, LLC (a development stage company) at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, for the period from inception (September 1997) through December 31, 1997 and for the period from inception (September 1997) through December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

January 17, 2000

                                 DIADEXUS, LLC
           A LIMITED LIABILITY COMPANY (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                                     ASSETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................  $ 8,358,000    $16,454,000
  Prepaid expenses and other current assets.................      428,000        412,000
                                                              -----------    -----------
          Total current assets..............................    8,786,000     16,866,000
Property and equipment, net.................................    2,442,000      3,280,000
Deposits....................................................       69,000         69,000
                                                              -----------    -----------
                                                              $11,297,000    $20,215,000
                                                              ===========    ===========

                            LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Due to Members............................................  $ 5,456,000    $ 2,690,000
  Accounts payable..........................................       42,000        239,000
  Accrued liabilities.......................................      459,000        636,000
                                                              -----------    -----------
          Total current liabilities.........................    5,957,000      3,565,000
Deferred rent...............................................       87,000        116,000
                                                              -----------    -----------
          Total liabilities.................................    6,044,000      3,681,000
                                                              -----------    -----------
Commitments (Note 8)
Members' equity:
  Series A preferred capital; 4,400,000 units authorized,
     issued and outstanding.................................    5,119,000     10,762,000
  Series B preferred capital; 4,400,000 units authorized,
     issued and outstanding.................................      119,000      5,762,000
  Common capital; 2,200,000 units authorized; no units
     issued and outstanding.................................           --             --
  Additional paid-in capital................................       15,000         10,000
                                                              -----------    -----------
          Total Members' equity.............................    5,253,000     16,534,000
                                                              -----------    -----------
                                                              $11,297,000    $20,215,000
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 DIADEXUS, LLC
           A LIMITED LIABILITY COMPANY (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS

                                                                                   FOR THE PERIOD
                                                                                   FROM INCEPTION
                                                                                     (SEPTEMBER
                                                      YEAR ENDED DECEMBER 31,       1997) THROUGH
                                                    ---------------------------     DECEMBER 31,
                                                       1998            1999             1999
                                                    -----------    ------------    ---------------
License revenue...................................  $        --    $    100,000     $    100,000
Operating expenses:
  Research and development........................    6,761,000       9,461,000       16,623,000
  General and administrative......................    1,882,000       2,345,000        4,506,000
                                                    -----------    ------------     ------------
Loss from operations..............................   (8,643,000)    (11,706,000)     (21,029,000)
Interest and other income, net....................      715,000         540,000        1,387,000
Interest expense..................................           --        (120,000)        (120,000)
                                                    -----------    ------------     ------------
Net loss..........................................  $(7,928,000)   $(11,286,000)    $(19,762,000)
                                                    ===========    ============     ============

   The accompanying notes are an integral part of these financial statements.

                                 DIADEXUS, LLC
           A LIMITED LIABILITY COMPANY (A DEVELOPMENT STAGE COMPANY)

                     STATEMENT OF CHANGES IN MEMBERS EQUITY
                 FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1997
                           THROUGH DECEMBER 31, 1999

                                           SERIES A                  SERIES B
                                       PREFERRED CAPITAL         PREFERRED CAPITAL      ADDITIONAL      MEMBER
                                    -----------------------   -----------------------    PAID-IN     CONTRIBUTIONS
                                      UNITS       AMOUNT        UNITS       AMOUNT       CAPITAL      RECEIVABLE        TOTAL
                                    ---------   -----------   ---------   -----------   ----------   -------------   ------------
Issuance, at inception, of Series
  A preferred units at $3.41 per
  unit............................  4,400,000   $15,000,000          --   $        --    $    --     $(11,000,000)   $  4,000,000
Issuance, at inception, of Series
  B preferred units at $2.27 per
  unit............................         --            --   4,400,000    10,000,000         --       (6,000,000)      4,000,000
Net loss..........................         --      (274,000)         --      (274,000)        --               --        (548,000)
                                    ---------   -----------   ---------   -----------    -------     ------------    ------------
Balance at December 31, 1997......  4,400,000    14,726,000   4,400,000     9,726,000         --      (17,000,000)      7,452,000
Proceeds received from Members....         --            --          --            --         --       17,000,000      17,000,000
Stock-based compensation..........         --            --          --            --     10,000               --          10,000
Net loss..........................         --    (3,964,000)         --    (3,964,000)        --               --      (7,928,000)
                                    ---------   -----------   ---------   -----------    -------     ------------    ------------
Balance at December 31, 1998......  4,400,000    10,762,000   4,400,000     5,762,000     10,000               --      16,534,000
Stock-based compensation..........         --            --          --            --      5,000               --           5,000
Net loss..........................         --    (5,643,000)         --    (5,643,000)        --               --     (11,286,000)
                                    ---------   -----------   ---------   -----------    -------     ------------    ------------
Balance at December 31, 1999......  4,400,000   $ 5,119,000   4,400,000   $   119,000    $15,000     $         --    $  5,253,000
                                    =========   ===========   =========   ===========    =======     ============    ============

   The accompanying notes are an integral part of these financial statements.

                                 DIADEXUS, LLC
           A LIMITED LIABILITY COMPANY (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

                                                                                    FOR THE PERIOD
                                                                                    FROM INCEPTION
                                                                                   (SEPTEMBER 1997)
                                                       YEAR ENDED DECEMBER 31,         THROUGH
                                                      --------------------------     DECEMBER 31,
                                                         1998           1999             1999
                                                      -----------   ------------   ----------------
CASH FLOW USED IN OPERATING ACTIVITIES:
  Net loss..........................................  $(7,928,000)  $(11,286,000)    $(19,762,000)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation...................................    1,657,000      1,072,000        2,731,000
     Loss on disposal of property and equipment.....       23,000          3,000           26,000
     Stock-based compensation.......................       10,000          5,000           15,000
     Changes in assets and liabilities:
       Prepaid expenses and other current assets....     (319,000)       (24,000)        (428,000)
       Accounts payable.............................      239,000       (197,000)          42,000
       Accrued liabilities..........................      244,000       (177,000)         274,000
       Due to Members...............................      132,000     (2,234,000)      (1,917,000)
       Deposits.....................................        2,000             --           (2,000)
       Deferred rent................................       14,000        (29,000)          87,000
                                                      -----------   ------------     ------------
          Net cash used in operating activities.....   (5,926,000)   (12,867,000)     (18,934,000)
                                                      -----------   ------------     ------------
CASH FLOW USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment................   (1,160,000)      (238,000)      (1,670,000)
  Proceeds from sale of equipment...................           --          9,000            9,000
                                                      -----------   ------------     ------------
          Net cash used in investing activities.....   (1,160,000)      (229,000)      (1,661,000)
                                                      -----------   ------------     ------------
CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from issuance of Series A Preferred
     Units..........................................           --             --       13,953,000
  Proceeds from issuance of Series B Preferred
     Units..........................................           --             --       10,000,000
  Proceeds from Member contributions receivable.....   17,000,000             --               --
  Proceeds from bridge loan payable to Members......           --      5,000,000        5,000,000
                                                      -----------   ------------     ------------
          Net cash provided by financing
            activities..............................   17,000,000      5,000,000       28,953,000
                                                      -----------   ------------     ------------
Net (decrease) increase in cash and cash
  equivalents.......................................    9,914,000     (8,096,000)       8,358,000
Cash and cash equivalents at beginning of period....    6,540,000     16,454,000               --
                                                      -----------   ------------     ------------
Cash and cash equivalents at end of period..........  $16,454,000   $  8,358,000     $  8,358,000
                                                      ===========   ============     ============
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
  ACTIVITIES:
  Capital contribution of property and equipment....  $        --   $         --     $  1,047,000
                                                      ===========   ============     ============
  Construction in-progress funded by a Member.......  $   106,000   $         --     $  2,305,000
                                                      ===========   ============     ============
  Deposit funded by a Member........................  $        --   $         --     $     67,000
                                                      ===========   ============     ============

   The accompanying notes are an integral part of these financial statements.

                                 DIADEXUS, LLC
           A LIMITED LIABILITY COMPANY (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     diaDexus, LLC (the "Company") was formed in Delaware as a limited liability company ("LLC") in September 1997 for the purpose of discovery and commercialization of novel molecular diagnostic products. The Company's founders and members ("Members") are SmithKline Beecham Corporation ("SmithKline Beecham") and Incyte Pharmaceuticals, Inc. ("Incyte"). The Company is in the development stage at December 31, 1999, devoting substantially all of its efforts to recruiting personnel, financial planning, establishing its facilities, defining its research and product development strategies and conducting research and development.

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

     In addition to the above contributions, SmithKline Beecham has granted the Company various exclusive and non-exclusive rights to develop certain diagnostic tests using genes identified by SmithKline Beecham, including genes identified by SmithKline Beecham from the Human Genome Sciences, Inc. collaboration. SmithKline Beecham has also granted the Company an exclusive license for a number of diagnostic tests which are in late stage clinical validation. Incyte has provided the Company with non-exclusive access to certain of its gene sequence and expression databases for various exclusive and non-exclusive rights to diagnostic applications. The Company will pay royalties to Incyte and Human Genome Sciences, Inc. on the sale of certain products developed using their respective proprietary databases. Both SmithKline Beecham and Incyte have also non-exclusively licensed various additional technologies useful in the diagnostic field to the Company. Noncash assets received as capital contributions have been recorded in amounts equal to the Members' net book value, which was zero for all the property and rights described above.

     The Operating Agreement specifies that the LLC would merge into a C corporation at the earliest of (i) the eighteen month anniversary of the Company's formation (March 1999); (ii) any time after January 1, 1999, if the Company's cash balance falls below $2.0 million, or (iii) the mutual agreement of SmithKline Beecham and Incyte. Pursuant to an agreement in principle, the Members agreed during 1999 to defer merging the LLC into a C corporation until such time as a proposed Preferred Stock financing is completed (see Note 2).

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1999 consist of a money market investment totaling $8,174,000, the carrying amount of which approximates fair value.

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

EQUITY-BASED COMPENSATION

     The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted, the Company continues to recognize equity-based compensation to employees under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25. The pro forma effect of applying SFAS 123 is described in Note 7 to the financial statements.

     Stock compensation expense for options granted to consultants has been determined in accordance with SFAS 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to consultants is periodically remeasured as the underlying options vest.

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

2. NEED FOR ADDITIONAL FINANCING

     These financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. From inception, the Company has suffered recurring losses from operations totaling $19,762,000 and currently does not have financing sufficient for continued operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently pursuing several financing alternatives, including a private placement of Preferred Stock. There can be no assurance, however, that such a financing will be successfully completed on

                                 DIADEXUS, LLC
           A LIMITED LIABILITY COMPANY (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. RELATED PARTY TRANSACTIONS

     Under an Intercompany Services Agreement, SmithKline Beecham and Incyte have agreed to provide the Company with certain services, including legal, financial and research and development. Charges for these services are either based on actual costs incurred by each Member or, if available, rates charges to other customers for similar services. During 1998, the Company incurred related charges of $86,000 and $72,000 from SmithKline Beecham and Incyte, respectively, all of which has been included in research and development expense. During 1999, the Company incurred additional charges of $0 and $1,928,000 from Smithkline Beecham and Incyte, respectively, all of which has been included in research and development expense.

     Additionally, SmithKline Beecham has agreed to pay, on the Company's behalf, certain costs associated with the build-out of the Company's leased facility. Such amounts were included in leasehold improvements and laboratory equipment at December 31, 1999 and 1998.

     In September 1998, the Company entered into a service agreement with SmithKline Beecham and SmithKline Beecham plc. Under the agreement, SmithKline Beecham plc will employ an individual to monitor journals and databases for information on genes and proteins which may be of interest to the Company's research efforts. The term of the agreement is one year, unless otherwise modified by the Company and SmithKline Beecham plc. In consideration for such services, the Company paid a total of $200,000, all of which was included in research and development expense.

     In March 1998, the Company entered into a collaboration and license agreement with Incyte and a third party (see Note 4). The agreement was terminated on January 6, 2000.

     At December 31, 1999 and 1998, due to Members consisted of $2,631,000 and $2,618,000, respectively, due to SmithKline Beecham and $2,825,000 and $72,000, respectively, due to Incyte.

BRIDGE LOANS

     In July 1999, the Company issued two convertible notes for $2,500,000, one to SmithKline Beecham and the other to Incyte. Interest accrues at 5.6% per annum and the principal and interest is due and payable in April 2000 (the "Repayment Date"). Should the Company complete the sale and issuance of shares of its Preferred Stock prior to the Repayment Date in one or more closings generating aggregate proceeds of at least $5,000,000, the principal amount of the notes and interest accrued thereon shall automatically convert into shares of the Company's Preferred Stock. The convertible notes will convert at the same price per share and on the same terms and conditions at which such shares of Preferred are sold to the other investors.

4. COLLABORATION AND LICENSE AGREEMENTS

     In November 1999, the Company entered into a collaboration and license agreement with another company (the "Collaborator") whereby the Company will engage in a research program (the "Program") for two years to develop and commercialize certain in vitro cardiovascular diagnostic products. Under this collaboration, diaDexus will identify and select targets with potential cardiovascular diagnostic utility. The Collaborator will manufacture and deliver the antibodies required by the Program. The royalty fee structure is dependent upon various factors, including which entity bears the costs of developing the antibody and the format of the product. Through December 31, 1999, the Company has not recorded any amounts relating to this agreement.

                                 DIADEXUS, LLC
           A LIMITED LIABILITY COMPANY (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     In February 1999, the Company entered into a royalty-bearing license agreement with a clinical reference laboratory company whereby the Company granted the licensee the right and license to make, use, have made, and import materials or components for the sole purpose of developing tests performed on human serum for the diagnosis and/or prognosis of prostate cancer. The Company received a $100,000 non-refundable license fee, which was recognized as license revenue and is fully creditable against future royalties. Through December 31, 1999, the Company has not recorded any royalty revenue related to this license agreement.

     In September 1998, the Company entered into a worldwide, exclusive, royalty-bearing license agreement whereby the Company was granted the right to develop, manufacture and sell certain products relating to diagnosis of cervical disease. The Company paid a non-refundable fee of $250,000 upon signing the agreement for access to related technology for a six month evaluation period. The Company amortized the initial fee over a six-month evaluation period. In March 1999, the Company paid an amended first milestone fee of $250,000, which was included in research and development expense in 1999. The Company had the option to terminate the agreement without penalty through the earlier of the successful completion of the predetermined development plan or September 30, 2000. In July 1999, the Company and licensee mutually agreed to terminate the agreement. The Company was relieved of any obligation or liability to make any further payments to the licensee subsequent to a final payment of $50,000 which was expensed in August 1999.

     In March 1998, the Company entered into a collaboration and license agreement with Incyte and a third party (collectively, the "Licensor"). The agreement provides the Company access to certain information and databases relating to prostate disease for an initial option period which expires on the later of March 18, 1999 or six months following the completion of certain research activities, as defined. The Company may then, at its option, enter into either an exclusive or a non-exclusive license arrangement with the Licensor. Future consideration for entering into an exclusive license arrangement is $1,000,000 or $500,000 for a non-exclusive license. Additionally, should it choose to obtain either license, the Company will owe the Licensor $100,000 upon approval for sale in certain countries of each product developed as a result of the collaboration and license agreement. The $100,000 payments are creditable against future royalties on sales of the related products. On January 6, 2000, the Company, Incyte and the Licensor agreed to terminate the collaboration and license agreement.

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
Leasehold improvements....................................  $ 2,632,000    $ 2,111,000
Laboratory equipment......................................    1,434,000      1,313,000
Computer equipment and software...........................      639,000        599,000
Furniture and fixtures....................................      449,000        428,000
Construction-in-progress..................................           --        477,000
                                                            -----------    -----------
                                                              5,154,000      4,928,000
Less accumulated depreciation.............................   (2,712,000)    (1,648,000)
                                                            -----------    -----------
                                                            $ 2,442,000    $ 3,280,000
                                                            ===========    ===========

                                 DIADEXUS, LLC
           A LIMITED LIABILITY COMPANY (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. MEMBERS' EQUITY

     In accordance with the terms of the Operating Agreement, the rights and preference of the Members, as well as the allocation and distribution of net income or losses, are as follows:

PREFERRED UNITS

     At December 31, 1999 and 1998, the Company had authorized and outstanding 8,800,000 Preferred Units ("Preferred Units"), of which 4,400,000 are designated Series A and 4,400,000 are designated as Series B. Each Preferred Unit is entitled to one vote on all matters, other than the election of the Board of Directors, including Member distributions. The holders of Series A and B Preferred Units are each entitled, upon approval of the majority of the units within each series, to elect two of the five Directors constituting the Board. The fifth Board member is the Company's Chief Executive Officer who was elected by the A/B Members, voting as a class (by vote of the holders of a majority of the Series A and Series B Preferred Units).

     In the event the Company makes a distribution, each Preferred Unit has a distribution preference of $11.36 per unit (defined as the "Original Purchase Price"), plus a 15% per annum compounded rate of return (the "Preference Amount") on such Original Purchase Price.

     If and when the Company merges into a C corporation, each Preferred Unit will automatically convert into one share of Preferred Stock. Each member will also receive 100 shares of Common Stock upon such conversion.

COMMON UNITS

     At December 31, 1999, the Company had authorized 2,200,000 Common Units for issuance in connection with a unit option plan. Common Units have no voting rights and, after payment of the Preference Amount to the Preferred Unit holders, distributions (if any) are allocated ratably among holders of both the Common and Preferred Units. As of December 31, 1999, no units had been issued under the Company's option plan.

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

7. EMPLOYEE BENEFIT PLANS

     In January 1998, the Company's Board of Directors adopted the 1997 Incentive Plan (the "1997 Plan") under which 1,200,000 shares of the Company's Common Units ("Units") were reserved for issuance to employees and consultants of the Company. During 1999, the Company increased the number of Units reserved for future issuance by 1,000,000. Options granted under the 1997 Plan are for terms not to exceed ten years. If the option is granted to an individual who, at the time of grant, owns a membership interest in the Company representing more than 10% of the voting power of all classes of membership interest of the Company or any parent or subsidiary, the exercise price of the stock option must be at least 110% of the estimated fair value of the Units at the date of grant. Exercise prices of options granted to all other persons must be at least 85% of the estimated fair value of the Units at the date of grant. Options under the 1997 Plan generally vest over four to five years. The 1997 Plan expires in 2008.

     Information regarding the Company's option activity is summarized below:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                     OPTIONS        OPTIONS      EXERCISE
                                                    AVAILABLE     OUTSTANDING     PRICE
                                                    ----------    -----------    --------
Options authorized................................   1,200,000            --      $  --
Granted...........................................    (760,500)      760,500       0.36
Canceled..........................................      44,250       (44,250)      0.35
                                                    ----------     ---------
Balance at December 31, 1998......................     483,750       716,250       0.36
Options authorized................................   1,000,000            --         --
Granted...........................................  (1,055,083)    1,055,083       0.75
Canceled..........................................     433,738      (433,738)      0.47
                                                    ----------     ---------
Balance at December 31, 1999......................     862,405     1,337,595       0.63
                                                    ==========     =========

     The following table summarizes information about options outstanding and exercisable under the 1997 Plan at December 31, 1999:

              OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
           --------------------------   ----------------------
                           WEIGHTED                 WEIGHTED
                           AVERAGE                  AVERAGE
EXERCISE                  REMAINING                REMAINING
 PRICE       NUMBER      CONTRACTUAL              CONTRACTUAL
PER UNIT   OUTSTANDING   LIFE (YEARS)   NUMBER    LIFE (YEARS)
--------   -----------   ------------   -------   ------------
0$.35..       387,354        8.14       277,322       8.13
0$.75..       950,241        9.04       158,754       8.15
            ---------                   -------
            1,337,595        8.78       436,076       8.13
            =========                   =======

                                 DIADEXUS, LLC
           A LIMITED LIABILITY COMPANY (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     Had compensation cost for the Company's option plan been determined based on the fair value at the grant date as prescribed in SFAS 123, the Company's net loss for 1999 and 1998 would have increased by $27,000 and $15,000, respectively. The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants during December 31, 1999 and 1998: dividend yield of zero percent, risk-free interest rates of 5.9% and 5.4%, respectively, and a weighted average expected option term of 4 and 5 years, respectively. The calculation of compensation expense recorded for options to consultants also includes volatility of 70% for both 1999 and 1998.

     The Company maintains a 401(k) plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may defer a portion of their pretax earnings not to exceed certain statutorily specified amounts ($10,000 for calendar year
1999). The Company, at its discretion, may make contributions for the benefit of eligible employees. The Company has made no contributions under the 401(k) plan.

8. COMMITMENTS

     The Company leases its office facilities under a noncancelable operating lease agreement which expires in September 2002 and contains renewal provisions. Future minimum lease payments under the noncancelable lease at December 31, 1999 are as follows:

Year Ending December 31,
     2000...................................................  $  799,000
     2001...................................................     818,000
     2002...................................................     624,000
                                                              ----------
          Total minimum lease payments......................  $2,241,000
                                                              ==========

     Rent expense for the years ended December 31, 1999 and 1998 was $838,000 and $825,000, respectively.

     In 1998, the Company entered into a noncancelable sublease agreement relating to a portion of its leased office facilities. The sublease agreement expired in August 1999, at which time the existing sublessee and the Company entered into a month-to-month lease. Rental income for the years ended December 31, 1999 and 1998 was $202,000 and $117,000, respectively.

     At December 31, 1999, the Company is committed to pay Incyte $2,392,000 for certain sequencing and microarray services and products through September 2001.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Stockholders to be held on June 5, 2000 (the "Proxy Statement").

     The executive officers of the Company are as follows:

     Roy A. Whitfield, age 46, co-founded the Company and has been Chief Executive Officer since June 1993 and a Director since June 1991. Mr. Whitfield served as President of the Company from June 1991 until January 1997 and as Treasurer of the Company between April 1991 and October 1995. Previously, Mr. Whitfield served as the President of Ideon Corporation, which was a majority-owned subsidiary of Invitron Corporation, a biotechnology company, from October 1989 until April 1991. From 1984 to 1989, he held senior operating and business development positions with Technicon Instruments Corporation, a medical instrumentation company, and its predecessor company, CooperBiomedical, Inc., a biotechnology and medical diagnostics company. Prior to his work at Technicon, Mr. Whitfield spent seven years with the Boston Consulting Group's international consulting practice. Mr. Whitfield received a B.S. with first class honors in Mathematics from Oxford University, and an M.B.A. with distinction from Stanford University. Mr. Whitfield is a director of Aurora Biosciences Corporation.

     Randal W. Scott, Ph.D., age 42, co-founded the Company and has been President since January 1997. He has served as Chief Scientific Officer of the Company since March 1995, a Director since June 1991. He also served as Executive Vice President of the Company from March 1995 until January 1997 and Vice President, Research and Development of the Company from April 1991 until February 1995 and as Secretary from April 1991 to June 1998. Dr. Scott was one of Invitron's founding scientists and was employed by Invitron from March 1985 to June 1991. In 1987, Dr. Scott started the Protein Biochemistry Department at Invitron's California Research Division and later became Senior Director of Research in November 1988. Dr. Scott was responsible for developing Invitron's proprietary products and discovery programs and is an inventor of several of the Company's patents. Prior to joining Invitron, he was a Senior Scientist at Unigene Laboratories, a biotechnology company. Dr. Scott received his Ph.D. in Biochemistry from the University of Kansas.

     Michael D. Lack, age 48, has been the Chief Operating Officer of the Company since July 1999. Prior to joining the Company, he was the President and Chief Executive Officer of Silicon Valley Networks. Previously, Mr. Lack served as Chief Executive Officer with several software startup companies, including Aqueduct Software and Presidio Systems, Inc. He also held various senior positions with Cadence Design Systems, Inc., including Senior Vice President of Product Operations, Division President of Integrated Circuit Design, and Division President of Systems. Mr. Lack received his B.S. in Physics from the University of California, Los Angeles.

     John M. Vuko, age 49, joined the Company as the Chief Financial Officer in December 1999. Previously, Mr. Vuko was the Senior Vice President and Chief Financial Officer of Achievement Radio Holdings Inc. Prior to his work at Achievement Radio Holdings, Mr. Vuko served as Senior Vice President and Chief Financial Officer of Ross Stores, Inc., and held various positions with the Cooper family of companies, including Corporate Development Executive, Vice President, Treasurer, and Controller. Mr. Vuko received his B.A. in Accounting from San Francisco State University.

     James R. Neal, age 44, has been the Executive Vice President of Sales and Marketing since July 1999. Mr. Neal served as General Manager of the Solaris Group, a division of Monsanto Company. From 1982, he also held various positions with Monsanto, including Manager of New Product Introduction, Director of Brand

Marketing and Residential Products, and Vice President of Global Business Development. Mr. Neal received his B.S. in Biology and his M.S. in Genetics and Plant Breeding from the University of Manitoba, Canada as well as an Executive M.B.A. from Washington University, St. Louis.

     E. Lee Bendekgey, age 42, has been General Counsel of the Company since January 1998 and served as the Interim Chief Financial Officer from June 1999 until December 1999. Mr. Bendekgey became the Secretary of the Company in June 1998 and Executive Vice President in June 1999. Prior to joining the Company, Mr. Bendekgey was the Director of Strategic Relations at Silicon Graphics, Inc. He held various positions with SGI from March 1993, including Director of Legal Services, Products and Technology; Senior Counsel, Product Divisions; Group Counsel, Computer Systems Group; and Division Counsel, MIPS Technologies, Inc. From 1982 to 1993, Mr. Bendekgey held associate and partner positions with Graham & James, a law firm in San Francisco, where he specialized in intellectual property protection and licensing. Mr. Bendekgey received his B.A. magna cum laude in Political Science and French from Kalamazoo College and his J.D. from Stanford University.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the captions "Election of Directors -- Compensation of Directors," "Executive Compensation," and "Report of the Compensation Committee of the Board of Directors on Executive Compensation -- Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information under the captions "Election of Directors -- Compensation of Directors," "Executive Compensation," and "Report of the Compensation Committee of the Board of Directors on Executive Compensation -- Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

     (1) Financial Statements

        Reference is made to the Index to Consolidated Financial Statements of Incyte Pharmaceuticals, Inc. and the Index to Financial Statements of diaDexus, LLC, a Limited Liability Company, under Item 8 of Part II hereof.

     (2) Financial Statement Schedules

        The following financial statement schedule of Incyte Pharmaceuticals, Inc. is filed as part of this Form 10-K included in Item 8 of Part II:

          Schedule II -- Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1999.

     All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

     (3) Exhibits

        See Item 14(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) REPORTS ON FORM 8-K.

     The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 1999.

(c) EXHIBITS

 EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 -------                     -----------------------
 3(i)(a)   Restated Certificate of Incorporation, as amended
           (incorporated by reference to Exhibit 4.1 to the Company's
           Registration Statement on Form S-3 (File No. 333-31307)).
 3(i)(b)   Certificate of Designation of Series A Participating
           Preferred Stock, (incorporated by reference to the Company's
           Annual Report on 10-K for the year ended December 31, 1998).
 3(ii)     Bylaws of the Company, as amended (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on
           Form S-3 (File No. 333-31307)).
 4.1       Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's
           Registration Statement on Form S-1 (File No. 33-68138)).
 4.2       Rights Agreement dated as of September 25, 1998 between the
           Company and Chase Mellon Shareholder Services, L.L.C., which includes as Exhibit B, the rights certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration
           Statement on Form 8-A (filed on September 30, 1998).
 4.3       Indenture dated as of February 4, 2000 between the Company and State Street Bank and Trust Company of California, N.A.,
           as trustee.
10.1#      1991 Stock Plan of Incyte Pharmaceuticals, Inc., as amended and restated (the "Plan") (incorporated by reference to
           Exhibit 10.18 to the Company's Registration Statement on
           Form S-8 (File No. 333-83291)).
10.2#      Form of Incentive Stock Option Agreement under the Plan
           (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File
           No. 33-68138)).
10.3#      Form of Nonstatutory Stock Option Agreement under the Plan
           (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File
           No. 33-68138)).
10.4#      Amended and Restated 1993 Directors' Stock Option Plan of
           Incyte Pharmaceuticals, Inc. (incorporated by reference to the exhibit of the same number to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1997).
10.5#      Form of Indemnity Agreement between the Company and its
           directors and officers (incorporated by reference to Exhibit
           10.5 to the Company's Registration Statement on Form S-1
           (File No. 33-68138)).
10.6       Lease Agreement dated December 8, 1994 between the Company and Matadero Creek (incorporated by reference to Exhibit
           10.16 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1994).

10.9       Stock Purchase Agreement dated as of June 22, 1994 between the Company and Pfizer Inc
           (incorporated by reference to Exhibit B to the Company's Current Report on Form 8-K dated
           June 23, 1994).
10.10      Registration Rights Agreement dated as of June 22, 1994 between the Company and Pfizer
           Inc (incorporated by reference to Exhibit C to the Company's Current Report on Form 8-K
           dated June 23, 1994).
10.11      Stock Purchase Agreement dated as of November 30, 1994 between the Company and The Upjohn
           Company (incorporated by reference to Exhibit B to the Company's Current Report on Form
           8-K dated November 30, 1994, as amended by Form 8-K/A filed with the Commission on March
           27, 1995).

10.12      Registration Rights Agreement dated as of November 30, 1994 between the Company and The
           Upjohn Company (incorporated by reference to Exhibit C to the Company's Current Report on
           Form 8-K dated November 30, 1994).
10.13      Registration Rights Agreement dated as of February 4, 2000 among the Company and Deutsche
           Bank Securities Inc. and Warburg Dillon Read LLC.
10.14      Lease Agreement dated June 19, 1997 between the Company and The Board of Trustees of the
           Leland Stanford Junior University.
10.15#     1997 Employee Stock Purchase Plan of Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No.
           333-31409)).
10.16#     1998 Amendment to the 1997 Employee Stock Purchase Plan of Incyte Pharmaceuticals, Inc.
           (incorporated by reference to Exhibit 99 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1998).
10.17+     Master Strategic Relationship Agreement dated as of September 2, 1997 between SmithKline
           Beecham Corporation, Incyte Pharmaceuticals, Inc. and diaDexus, LLC (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q/A for the
           quarter ended September 30, 1997).
10.18#     1996 Synteni, Inc. Equity Incentive Stock Plan (incorporated by reference to Exhibit
           10.19 to the Company's Registration Statement on Form S-8 (File No. 333-46639)).
10.19#     The Hexagen Limited Unapproved Company Share Option Plan 1996, as amended (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File
           No. 333-67691)).
10.20      Stock Purchase Agreement dated as February 24, 2000 between the Company and the investors named therein.
21.1       Subsidiaries of the Company.
23.1       Consent of Ernst & Young LLP, Independent Auditors.
23.2       Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1       Power of Attorney (see page 70 of this Form 10-K).
27         Financial Data Schedule.

---------------
+ Confidential treatment has been granted with respect to certain portions of these agreements.

# Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INCYTE PHARMACEUTICALS, INC.

Date: March 17, 2000                      By      /s/ ROY A. WHITFIELD
                                            ------------------------------------
                                                      Roy A. Whitfield
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy A. Whitfield, Randal W. Scott, and John M. Vuko, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

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

                          NAME                                        TITLE                   DATE
                          ----                                        -----                   ----

                  /s/ ROY A. WHITFIELD                       Chief Executive Officer     March 17, 2000
--------------------------------------------------------  (Principal Executive Officer)
                    Roy A. Whitfield                              and Director

                    /s/ JOHN M. VUKO                         Chief Financial Officer     March 17, 2000
--------------------------------------------------------  (Principal Financial Officer)
                      John M. Vuko

                  /s/ TIMOTHY G. HENN                      Vice President, Finance and   March 17, 2000
--------------------------------------------------------      Corporate Controller
                    Timothy G. Henn                           (Principal Accounting
                                                                    Officer)

                /s/ JEFFREY J. COLLINSON                      Chairman of the Board      March 17, 2000
--------------------------------------------------------
                  Jeffrey J. Collinson

                   /s/ BARRY M. BLOOM                               Director             March 17, 2000
--------------------------------------------------------
                     Barry M. Bloom

                /s/ FREDERICK B. CRAVES                             Director             March 17, 2000
--------------------------------------------------------
                  Frederick B. Craves

                    /s/ JON S. SAXE                                 Director             March 17, 2000
--------------------------------------------------------
                      Jon S. Saxe

                  /s/ RANDAL W. SCOTT                               President            March 17, 2000
--------------------------------------------------------
                    Randal W. Scott

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 -------                     -----------------------
 3(i)(a)   Restated Certificate of Incorporation, as amended
           (incorporated by reference to Exhibit 4.1 to the Company's
           Registration Statement on Form S-3 (File No. 333-31307)).
 3(i)(b)   Certificate of Designation of Series A Participating
           Preferred Stock, (incorporated by reference to the Company's
           Annual Report on 10-K for the year ended December 31, 1998).
 3(ii)     Bylaws of the Company, as amended (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on
           Form S-3 (File No. 333-31307)).
 4.1       Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's
           Registration Statement on Form S-1 (File No. 33-68138)).
 4.2       Rights Agreement dated as of September 25, 1998 between the
           Company and Chase Mellon Shareholder Services, L.L.C., which includes as Exhibit B, the rights certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration
           Statement on Form 8-A (filed on September 30, 1998).
 4.3       Indenture dated as of February 4, 2000 between the Company and State Street Bank and Trust Company of California, N.A.,
           as trustee.
10.1#      1991 Stock Plan of Incyte Pharmaceuticals, Inc., as amended and restated (the "Plan") (incorporated by reference to
           Exhibit 10.18 to the Company's Registration Statement on
           Form S-8 (File No. 333-83291)).
10.2#      Form of Incentive Stock Option Agreement under the Plan
           (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File
           No. 33-68138)).
10.3#      Form of Nonstatutory Stock Option Agreement under the Plan
           (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File
           No. 33-68138)).
10.4#      Amended and Restated 1993 Directors' Stock Option Plan of
           Incyte Pharmaceuticals, Inc. (incorporated by reference to the exhibit of the same number to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1997).
10.5#      Form of Indemnity Agreement between the Company and its
           directors and officers (incorporated by reference to Exhibit
           10.5 to the Company's Registration Statement on Form S-1
           (File No. 33-68138)).
10.6       Lease Agreement dated December 8, 1994 between the Company and Matadero Creek (incorporated by reference to Exhibit
           10.16 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1994).
10.9       Stock Purchase Agreement dated as of June 22, 1994 between the Company and Pfizer Inc (incorporated by reference to
           Exhibit B to the Company's Current Report on Form 8-K dated
           June 23, 1994).
10.10      Registration Rights Agreement dated as of June 22, 1994
           between the Company and Pfizer Inc (incorporated by
           reference to Exhibit C to the Company's Current Report on
           Form 8-K dated June 23, 1994).
10.11      Stock Purchase Agreement dated as of November 30, 1994
           between the Company and The Upjohn Company (incorporated by reference to Exhibit B to the Company's Current Report on
           Form 8-K dated November 30, 1994, as amended by Form 8-K/A filed with the Commission on March 27, 1995).
10.12      Registration Rights Agreement dated as of November 30, 1994 between the Company and The Upjohn Company (incorporated by reference to Exhibit C to the Company's Current Report on
           Form 8-K dated November 30, 1994).
10.13      Registration Rights Agreement dated as of February 4, 2000 among the Company and Deutsche Bank Securities Inc. and
           Warburg Dillon Read LLC.

 EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 -------                     -----------------------
10.14      Lease Agreement dated June 19, 1997 between the Company and
           The Board of Trustees of the Leland Stanford Junior
           University.
10.15#     1997 Employee Stock Purchase Plan of Incyte Pharmaceuticals,
           Inc. (incorporated by reference to Exhibit 10.1 to the
           Company's Registration Statement on Form S-8 (File No.
           333-31409)).
10.16#     1998 Amendment to the 1997 Employee Stock Purchase Plan of
           Incyte Pharmaceuticals, Inc. (incorporated by reference to
           Exhibit 99 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1998).
10.17+     Master Strategic Relationship Agreement dated as of
           September 2, 1997 between SmithKline Beecham Corporation,
           Incyte Pharmaceuticals, Inc. and diaDexus, LLC (incorporated by reference to Exhibit 10.18 to the Company's Quarterly
           Report on Form 10-Q/A for the quarter ended September 30,
           1997).
10.18#     1996 Synteni, Inc. Equity Incentive Stock Plan (incorporated by reference to Exhibit 10.19 to the Company's Registration
           Statement on Form S-8 (File No. 333-46639)).
10.19#     The Hexagen Limited Unapproved Company Share Option Plan
           1996, as amended (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File
           333-67691)).
10.20      Stock Purchase Agreement dated as February 24, 2000 between the Company and the investors named therein.
21.1       Subsidiaries of the Company.
23.1       Consent of Ernst & Young LLP, Independent Auditors.
23.2       Consent of PricewaterhouseCoopers LLP, Independent
           Accountants.
24.1       Power of Attorney (see page 70 of this Form 10-K).
27         Financial Data Schedule.

---------------
+ Confidential treatment has been granted with respect to certain portions of these agreements.

# Indicates management contract or compensatory plan or arrangement.

     Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations, Incyte Pharmaceuticals, Inc., 3174 Porter Drive, Palo Alto, CA 94034.