Form 10-Q
period 2000-03-31
INCYTE PHARMACEUTICALS INC
filed 2000-05-15
CIK 879169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or


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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 31,801,867 as of March 31, 2000.


INCYTE  PHARMACEUTICALS,  INC.

INDEX





PART I: FINANCIAL INFORMATION                                                                   PAGE
----------------------------------------------------------------------------------------------  ----

ITEM 1  Financial Statements - Unaudited

            Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

            Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . . . . .     4

            Consolidated Statements of Comprehensive Income (Loss) . . . . . . . . . . . . . .     5

            Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . .     6

            Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .     7

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.    11

ITEM 3  Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . .    27

PART II: OTHER INFORMATION
----------------------------------------------------------------------------------------------

ITEM 1  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28

ITEM 2  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

ITEM 3  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

ITEM 4  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .    29

ITEM 5  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

ITEM 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

             Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31

             Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32

PART  I:  FINANCIAL  INFORMATION
ITEM  1   FINANCIAL  STATEMENTS


                                  INCYTE PHARMACEUTICALS, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                         (in thousands)
                                          (unaudited)


                                                                     MARCH 31,    DECEMBER 31,
                                                                       2000           1999*
                                                                    -----------  --------------
ASSETS
Current assets:
      Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $  421,334   $      32,220
      Marketable securities - available-for-sale . . . . . . . . .     270,820          34,717
      Accounts receivable, net . . . . . . . . . . . . . . . . . .      14,368          26,608
      Prepaid expenses and other current assets. . . . . . . . . .      22,418          15,956
                                                                    -----------  --------------
            Total current assets . . . . . . . . . . . . . . . . .     728,940         109,501

Property and equipment, net. . . . . . . . . . . . . . . . . . . .      73,562          67,293
Long-term investments. . . . . . . . . . . . . . . . . . . . . . .      41,272          19,275
Goodwill and other intangible assets, net. . . . . . . . . . . . .      13,966          14,564
Deposits and other assets. . . . . . . . . . . . . . . . . . . . .      17,952          11,301
                                                                    -----------  --------------
            Total assets . . . . . . . . . . . . . . . . . . . . .  $  875,692   $     221,934
                                                                    ===========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable . . . . . . . . . . . . . . . . . . . . . .  $   11,903   $       6,501
      Accrued compensation . . . . . . . . . . . . . . . . . . . .       6,816           6,731
      Accrued and other current liabilities. . . . . . . . . . . .      11,138          11,767
      Deferred revenue . . . . . . . . . . . . . . . . . . . . . .      38,092          26,459
                                                                    -----------  --------------
            Total current liabilities. . . . . . . . . . . . . . .      67,949          51,458

Non-current portion of capital lease obligations and note payable.           -             194
Convertible subordinated notes . . . . . . . . . . . . . . . . . .     203,423               -
                                                                    -----------  --------------
            Total liabilities. . . . . . . . . . . . . . . . . . .     271,372          51,652
                                                                    -----------  --------------

Stockholders' equity:
      Common stock . . . . . . . . . . . . . . . . . . . . . . . .          32              29
      Additional paid-in capital . . . . . . . . . . . . . . . . .     641,873         222,805
      Deferred compensation. . . . . . . . . . . . . . . . . . . .        (514)           (806)
      Receivable from stockholders . . . . . . . . . . . . . . . .           -             (20)
      Accumulated other comprehensive income (loss). . . . . . . .      26,275           3,443
      Accumulated deficit. . . . . . . . . . . . . . . . . . . . .     (63,346)        (55,169)
                                                                    -----------  --------------
            Total stockholders' equity . . . . . . . . . . . . . .     604,320         170,282
                                                                    -----------  --------------
            Total liabilities and stockholders' equity . . . . . .  $  875,692   $     221,934
                                                                    ===========  ==============




                                     See accompanying notes



                           INCYTE PHARMACEUTICALS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)
                                    (unaudited)



                                                        FOR  THE  THREE  MONTHS  ENDED
                                                                    MARCH  31,
                                                                  2000      1999
                                                               ---------  --------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 40,754   $37,630

Costs and expenses:
 Research and development . . . . . . . . . . . . . . . . . .    41,334    31,244
 Selling, general and administrative. . . . . . . . . . . . .    14,821     8,379
                                                               ---------  --------
Total costs and expenses. . . . . . . . . . . . . . . . . . .    56,155    39,623

Loss from operations. . . . . . . . . . . . . . . . . . . . .   (15,401)   (1,993)

Interest and other income, net. . . . . . . . . . . . . . . .    10,404     1,597
Interest expense. . . . . . . . . . . . . . . . . . . . . . .    (1,897)     (138)
Losses from joint venture . . . . . . . . . . . . . . . . . .    (1,283)   (1,376)
                                                               ---------  --------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (8,177)  $(1,910)
                                                               =========  ========


Basic and diluted net loss per share. . . . . . . . . . . . .  $  (0.27)  $ (0.07)
                                                               =========  ========

Shares used in computing basic and diluted net loss per share    30,306    27,879
                                                               =========  ========


                             See accompanying notes

                          INCYTE PHARMACEUTICALS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)


                                                   FOR  THE  THREE  MONTHS  ENDED
                                                              MARCH  31,
                                                            2000      1999
                                                          --------  --------
Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $(8,177)  $(1,910)

Other comprehensive income (loss), net of taxes:
     Unrealized gains (losses) on marketable securities.   22,830      (402)
     Foreign currency translation adjustments. . . . . .        2      (150)
Other comprehensive income (loss). . . . . . . . . . . .   22,832      (552)
                                                          --------  --------
Comprehensive income (loss). . . . . . . . . . . . . . .  $14,655   $(2,462)
                                                          ========  ========




                             See accompanying notes


                                 INCYTE PHARMACEUTICALS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                         (unaudited)


     THREE  MONTHS  ENDED
     MARCH  31,

                                                                             2000       1999
                                                                        ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (8,177)  $ (1,910)
     Adjustments to reconcile net loss to net cash provided by
         operating activities:
         Depreciation and amortization . . . . . . . . . . . . . . . .      8,114      6,029
         Losses in joint venture . . . . . . . . . . . . . . . . . . .      1,283      1,376
         Gain on sale of long-term investment. . . . . . . . . . . . .     (5,417)         -
         Changes in certain assets and liabilities:
              Accounts receivable. . . . . . . . . . . . . . . . . . .     12,240      4,605
              Prepaid expenses and other assets. . . . . . . . . . . .     (7,684)    (1,186)
              Accounts payable . . . . . . . . . . . . . . . . . . . .      5,402     (1,751)
              Accrued and other current liabilities. . . . . . . . . .       (275)       466
              Deferred revenue . . . . . . . . . . . . . . . . . . . .     11,633     24,033
                                                                        ----------  ---------
Net cash provided by operating activities. . . . . . . . . . . . . . .     16,119     31,662
                                                                        ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of long-term investments . . . . . . . . .      5,417          -
     Capital expenditures. . . . . . . . . . . . . . . . . . . . . . .    (12,490)    (8,927)
     Purchases of marketable securities. . . . . . . . . . . . . . . .   (247,851)   (14,990)
     Sales and maturities of marketable securities . . . . . . . . . .     11,298     25,824
                                                                        ----------  ---------
Net cash provided by (used in) investing activities. . . . . . . . . .   (243,626)     1,907
                                                                        ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of employee stock options. . . . . . . . .     20,972        368
     Proceeds from issuance of common stock. . . . . . . . . . . . . .    398,290          -
     Proceeds from the issuance of convertible subordinated notes, net    196,800          -
     Repayment of receivable from stockholder. . . . . . . . . . . . .         20          -
     Principal payments on capital lease obligations and note
          payable. . . . . . . . . . . . . . . . . . . . . . . . . . .       (463)      (289)
                                                                        ----------  ---------
Net cash provided by financing activities. . . . . . . . . . . . . . .    615,619         79
                                                                        ----------  ---------

Effect of exchange rate on cash and cash equivalents . . . . . . . . .          2       (150)
                                                                        ----------  ---------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . .    389,114     33,498
Cash and cash equivalents at beginning of period . . . . . . . . . . .     32,220     50,048
                                                                        ----------  ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .  $ 421,334   $ 83,546
                                                                        ==========  =========



                             See accompanying notes

                                     ======
                          INCYTE PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.  ORGANIZATION  AND  BUSINESS

          Incyte Pharmaceuticals, Inc. (the "Company") was incorporated in Delaware in April 1991. The Company designs, develops, and markets genomic information-based tools including database products, genomic data management software tools, microarray-based gene expression services and genomic reagents and related services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based tools used by pharmaceutical and biotechnology companies and academic researchers to understand disease and to discover and develop drugs. In the first quarter of 2000, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation to change the Company's name to Incyte Genomics, Inc. The amendment will be submitted for stockholder approval at the annual meeting to be held in June 2000.

2.  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2000, statements of operations for the three months ended March 31, 2000 and 1999, statements of comprehensive net income (loss) for the three months ended March 31, 2000 and 1999 and the statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The balance sheet at December 31, 1999 has been derived from audited financial statements.

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

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

3.  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of:


                                                 MARCH 31,    DECEMBER 31,
                                                   2000           1999
                                                -----------  --------------

Office equipment . . . . . . . . . . . . . . .  $    5,893   $       4,630
Laboratory equipment . . . . . . . . . . . . .      25,735          25,297
Computer equipment . . . . . . . . . . . . . .      56,032          52,565
Leasehold improvements . . . . . . . . . . . .      44,412          37,941
                                                -----------  --------------
                                                   132,072         120,433
Less accumulated depreciation and amortization     (58,510)        (53,140)
                                                -----------  --------------
                                                $   73,562   $      67,293
                                                ===========  ==============


4.  CONVERTIBLE  SUBORDINATED  NOTES

          In February 2000, in a private placement, the Company issued $200 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on March 1 and September 1, and are due February 1, 2007. The notes are subordinated to all senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $134.84 per share, subject to adjustment. The Company may, at its option, redeem the notes at any time before February 7, 2003, but only if the Company's stock exceeds 150% of the conversion price for 20 trading days in a period of 30 consecutive trading days. On or after February 7, 2003 the Company may, at its option, redeem the notes at specific prices. Holders may require the Company to repurchase the notes upon a change in control, as defined.

5.  REVENUE  RECOGNITION

          Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For database collaboration agreements, revenues are recognized evenly over the term of each agreement. Revenue is deferred for fees received before earned. Revenues from custom orders, such as custom sequencing, and reagents are recognized upon completion and delivery. Revenues from genomic screening services are recognized upon completion. Revenue from gene expression microarray services includes; technology access fees, which are generally recognized ratably over the access term, and usage fees which are recognized at the completion of key stages in the performance of the service, in proportion to costs incurred. In accordance with SOP 97-2, software revenue is allocated between license fees and maintenance fees with the license revenue being recognized upon installation, and maintenance fees recognized evenly over the maintenance term.

6.  LOSS  PER  SHARE

     Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options.

     The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below.

     THREE  MONTHS  ENDED
     MARCH  31,

                                                      2000      1999
                                                   --------  --------
Numerator:
 Net loss . . . . . . . . . . . . . . . . . . . .  $(8,177)  $(1,910)
                                                   ========  ========

Denominator:
 Denominator for basic net loss
       Per share - weighted-average shares. . . .   30,306    27,879

 Dilutive potential common shares
             Stock options. . . . . . . . . . . .        -         -
             Convertible subordinated notes . . .        -         -
                                                   --------  --------
       Denominator for diluted net loss per share   30,306    27,879
                                                   ========  ========

Basic net loss per share. . . . . . . . . . . . .  $ (0.27)  $ (0.07)
                                                   ========  ========

Diluted net loss per share. . . . . . . . . . . .  $ (0.27)  $ (0.07)
                                                   ========  ========



          Options to purchase 4,237,496 and 4,944,707 shares of common stock were outstanding at March 31, 2000 and 1999, respectively, and notes convertible into 1,483,250 shares of common stock were outstanding at March 31, 2000, but were not included in the computation of diluted net loss per share, as their effect was antidilutive.

7.  JOINT  VENTURE

     In September 1997, the Company formed a joint venture, diaDexus, LLC ("diaDexus"), with SmithKline Beecham Corporation ("SB") which will utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company held a 50 percent equity interest in diaDexus and accounted for the investment under the equity method. In July 1999, the Company and SB each invested an additional $2.5 million in diaDexus through convertible notes that matured in April 2000. The notes had an interest at 5.6%, and were subordinate to all other claims.

On April 6, 2000, diaDexus obtained additional financing through a private equity offering. In conjunction with the offering, diaDexus repaid in full the $2.5 million principal amount of, together with accrued interest on, the convertible note held by the Company. Under diaDexus' new capital structure, the Company 's investment is below 20% and the Company' no longer has the ability to exert significant influence over diaDexus. Accordingly, the Company will account for its investment in diaDexus under the cost method of accounting as of the date of the financing.

     diaDexus purchased $0.6 million of contract sequencing and microarray services from the Company in the three months ended March 31, 2000, diaDexus did not make similar purchases in 1999.

8.  SEGMENT  REPORTING

     The Company operates primarily in one reportable segment: the design, development, and marketing of genomic information based tools, and follows the requirements of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. For the three months ended March 31, 2000, the Company recorded revenue from customers throughout the United States and in Canada, Austria, Belgium, France, Germany, Israel, Netherlands, Switzerland, and the United Kingdom. Export revenue for the three months ended March 31, 2000 and 1999 were $11,487,000 and $10,783,000, respectively.

9.  NEW  PRONOUNCEMENTS

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

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees. The Company is currently evaluating SAB 101 as to whether it would have any material impact on the Company. Should the Company determine that a change in its accounting policy is necessary, such a change will be made effective in the second quarter of 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Financial statements prior to January 1, 2000 will not be restated.

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

          In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of the U.S. patent number 5,800,992 (the " '992 Patent") and U.S. patent number 5,744,305 (the " '305
Patent") by both Synteni and Incyte. The complaint alleges that the '305 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte, that the '992 Patent has been infringed by the use of Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling, and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '305 and '992 Patents and, in addition, Affymetrix had sought a preliminary injunction enjoining Incyte and Synteni from using Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling as described in the '992 Patent. Affymetrix's request for a preliminary injunction was denied in May 1999. As a result of the assignment of the case to a new judge, all scheduled trial and pretrial dates have been vacated. The court is expected to set a new schedule in late July 2000.

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

11.  PRIVATE  PLACEMENT  OF  EQUITY

     In February 2000, in a private placement, the Company issued 2,000,000 of its common stock at a price of $211.00 per share, resulting in net proceeds of $398.3 million.

PART  I:  FINANCIAL  INFORMATION
ITEM  2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to expected net loss, expected expenditure levels, expected cash flows, the adequacy of capital resources, and growth in operations, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the biotechnology, pharmaceutical, and agricultural industries; risks relating to the development of new products and their use by potential collaborators of the Company; the impact of technological advances and competition; the ability of the Company to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; the ability to successfully integrate the operations of recent business combinations; the cost of accessing or acquiring technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene sequences and other genetic information; developments in and expenses relating to litigation and interference proceedings; the results and viability of joint ventures and businesses in which the Company has purchased equity; and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     Incyte, LifeSeq and PathoSeq are our registered trademarks. ZooSeq, LifeTools, LifeArray, LifeProt, LifeExpress, GeneAlbum and GEM are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

OVERVIEW

     Incyte Pharmaceuticals, Inc. ("Incyte" and, together with its wholly owned subsidiaries, the "Company") designs, develops and markets genomic information-based products and services. These products and services include database products, genomic data management software tools, microarray-based gene expression services, genomic reagents, and related services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based products and services used by pharmaceutical and biotechnology companies and academic researchers to understand disease and to discover and develop drugs. In the first quarter of 2000, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation to change the Company's name to Incyte Genomics, Inc.The amendment will be submitted for stockholder approval at the annual meeting to be held in June 2000.

Revenues recognized by the Company consist primarily of non-exclusive database access fees related to database agreements. Revenues also include the sales of genomic screening products and services, fees for contract sequencing services, sales of genomic data management software tools, and fees for microarray-based gene expression services. The Company's database agreements provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database subscriber will ever generate products from information contained within the databases and thus that the Company will ever receive additional milestone payments or royalties. The Company's ability to maintain and increase revenues depends on its ability to obtain additional database subscribers, to retain existing subscribers, to expand its product and service offerings and to expand its customer base. The loss of revenues from any individual database agreement, if terminated or not renewed, could have an adverse impact on the Company's results of operations, although it is not anticipated to have a material adverse impact on the Company's business or financial conditions.

The Company intends to invest in its sequencing, bioinformatics, expression database development, SNP discovery, and e-commerce programs in 2000 and as a result expects to report a net loss at least through 2000. If the costs of these programs are greater than anticipated, or if these programs take longer to complete, or if losses are incurred from strategic investments, the Company may incur losses in future periods, as well.

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

In September 1997, the Company formed a joint venture, diaDexus, LLC ("diaDexus"), with SmithKline Beecham Corporation ("SB") which will utilize genomic and bioinformatics technologies in the discovery and commercialization of molecular diagnostics. Through March 31, 2000, the Company and SB each held a 50 percent equity interest in diaDexus. The investment was accounted for under the equity method, and the Company recorded its share of diaDexus' earnings and losses in its statement of operations. On April 6, 2000, diaDexus completed a private equity financing. Under the new capital structure, the Company's investment is below 20% and the Company no longer has significant influence over diaDexus. Accordingly, the Company will account for its investment in diaDexus under the cost method of accounting as of the date of the financing.

In January 1998, the Company announced a relationship relating to the joint development of proteomics data and related software with Oxford GlycoSciences plc ("OGS"). As part of this relationship, the Company made a $5.0 million initial equity investment and a follow-on investment in April 1998 of approximately $0.8 million as part of the OGS initial public offering of its ordinary shares. As part of the collaborative agreement, the Company reimbursed OGS $5.0 million in 1999 for services rendered and will reimburse OGS up to $5.0 million in 2000 to offset OGS' expenses for services rendered. The market prices of the securities of the companies in which the Company invests are highly volatile and therefore subject to declines in market value. The Company will continue to evaluate its long-term equity investments for impairment on a quarterly basis.

In an effort to broaden its business, the Company is investing in a number of new areas, including molecular diagnostics, genome sequencing, SNP discovery, proteomics, microarray services and the sale of its products over the internet. Given that many of these address new markets, or involve untested technologies, it is not known if any of them will generate revenues or if the revenues will be sufficient to provide an adequate return on the investment. Depending on the investment required and the timing of such investments, expenses or losses related to these investments could adversely affect operating results.

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

RESULTS  OF  OPERATIONS

     Net loss and diluted net loss per share were $8.2 million and $0.27 for the three months ended March 31, 2000, respectively, as compared to $1.9 million and $0.07 in the same period a year ago, respectively. Diluted net loss per share for the three months ended March 31, 2000 was impacted by a private equity offering of 2,000,000 shares of common stock in February 2000.

     Revenues for the three months ended March 31, 2000 increased to $40.8 million compared to $37.6 million for the corresponding period in 1999. Revenues resulted primarily from database and related products and, to a much lesser extent, from the Company's custom genomics product line, which includes genomic screening products and services, gene expression services and custom sequencing services. The increase in revenues was primarily attributed to revenues from new products such as expression databases and in silico Single Nucleotide Polymorphism ("isSNP") product as well as increased revenues from custom genomics products.

     Total costs and expenses for the three months ended March 31, 2000 increased to $56.2 million compared to $39.6 million for the corresponding period in 1999. Total costs and expenses are expected to increase in the foreseeable future due to the continued investment in the development of new products and services, and in the expansion of the Company's customer base

     Research and development expenses for the three months ended March 31, 2000 increased to $41.3 million compared to $31.2 million for the corresponding period in 1999. The increase in research and development expenses resulted primarily from an increase in bioinformatics and software development efforts, gene mapping and SNP discovery efforts, microarray production, and the development of e-commerce products. The Company expects research and development spending to increase as the Company continues to pursue the development of new database products and services, expansion of existing database products, increases in sequencing, bioinformatics, expression database development and SNP discovery operations, development of e-commerce products and services and investments in new technologies.

     Selling, general and administrative expenses for the three months ended March 31, 2000 increased to $14.8 million compared to $8.4 million for the corresponding period in 1999. The increase in selling, general and administrative expenses resulted primarily from the growth in the Company's sales and marketing function, including its branding efforts, and increased personnel to support the growing complexity of the Company's operations. The
Company's operations were also impacted by legal expenses from the patent infringement lawsuits filed by Affymetrix of approximately $1.4 million and $2.1 million in the three months ended March 31, 2000 and 1999, respectively. The Company expects that selling, general and administrative expenses will increase throughout 2000 due to continued growth in marketing, sales and customer support functions, legal expenses related to the Company's defense of the patent infringement lawsuit filed by Affymetrix and increases in personnel to support the Company's growing complexity.

     Interest and other income, net for the three months ended March 31, 2000 increased to $10.4 million from $1.6 million for the corresponding period in 1999. This increase was primarily a result of a $5.4 million gain from the exercise and sale of a warrant in a long-term strategic investment as well as increased interest income due to higher cash balances from the Company's convertible subordinated note and private equity offerings in February 2000.

     Interest expense for the three months ended March 31, 2000 increased to $1.9 million from $0.1 million for the corresponding period in 1999. The increase was due to the interest expense associated with the Company's convertible subordinated notes issued in February 2000.

     Losses from joint venture were $1.3 million for the three months ended March 31, 2000 compared to $1.4 million for the corresponding period in 1999. The loss represents the Company's share of diaDexus' losses from operations. Beginning on April 6, 2000, the Company will account for its investment in diaDexus under the cost method of accounting and therefore will no longer reflect diaDexus' losses in the Company's statement of operations.

     Due to the Company's expected loss in 2000, the Company expects a minimal effective annual income tax rate, which is consistent with the corresponding period a year ago.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2000, the Company had $692.2 million in cash, cash equivalents and marketable securities, compared to $66.9 million as of December 31, 1999. The Company has classified all of its marketable securities as short-term, as the Company may choose not to hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

     Net cash provided by operating activities was $16.4 million for the three months ended March 31, 2000, as compared to $31.7 million for the three months ended March 31, 1999. The decrease was primarily due to the higher net loss, net of non-cash charges in 2000 as compared to 1999, increase in prepaid expenses in 2000 and the lower increase in deferred revenues in 2000 as compared to 1999. These changes were partially offset by the larger decrease in accounts receivable in 2000 as compared to 1999 and the increase in accounts payable in 2000. Net cash generated by operating activities may in the future fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators.

          In February 2000, in a private placement, the Company issued $200 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on March 1 and September 1, and are due February 1, 2007. The notes are subordinated to senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $134.84 per share, subject to adjustment. The Company may redeem the notes at any time before February 7, 2003, only if the Company's stock exceeds 150% of the conversion price for 20 trading days in a period of 30 consecutive trading days. On or after February 7, 2003 the Company may redeem the notes at specific prices. Holders may require the Company to repurchase the notes upon a change in control, as defined.

          In February 2000, in a private placement, the Company issued 2,000,000 of its common stock at a price of $211.00 per share, resulting in net proceeds of $398.3 million.

     The Company's investing activities, other than purchases, sales and maturities of marketable securities, have consisted of capital expenditures and long-term investments. Capital expenditures for the three months ended March 31, 2000 were $12.5 million as compared to $8.9 million in the same period in 1999, primarily due to the expansion of the Company's facilities. The Company generated net proceeds of $5.4 million on the exercise of a warrant and sale of the underlying common shares in one of its long term strategic investments. Net cash used by investing activities may in the future fluctuate significantly from quarter to quarter due to the timing of investments in and sales of strategic equity investments, capital expenditures and maturity/sales and purchases of marketable securities.

     Net cash provided by financing activities was $616.3 million for the three months ended March 31, 2000 as compared to $0.01 million for the three months ended March 31, 1999. The 2000 activity included the issuance of common stock in a private equity offering resulting in net proceeds of $398.3 million, the net proceeds from the issuance of 5.5% Convertible Subordinated Notes of $196.8 million, and the proceeds from the exercise of employee stock options of $21.0 million.

     The Company expects its cash requirements to continue to increase in 2000 as it: invests in its sequencing, bioinformatics, expression database development, and SNP discovery programs; invests in data-processing-related computer hardware to support its existing and new database products and to enable the on-line delivery of those products; continues to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; makes strategic investments; and continues to make improvements in existing facilities.

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

WE HAVE HAD ONLY LIMITED PERIODS OF PROFITABILITY AND WE EXPECT TO INCUR LOSSES IN THE FUTURE, WHICH MAY PREVENT US FROM RETURNING TO PROFITABILITY

          We had net losses from inception in 1991 through 1996, and again incurred net losses in 1999 and 2000. Because of those losses, we had an accumulated deficit of $63.3 million as of March 31, 2000. We intend to continue to make significant investments in sequencing, bioinformatics, expression database development, single nucleotide polymorphism, or SNP, discovery and development of e-commerce products. As a result, we expect to report a net loss for the year ending December 31, 2000. We may report net losses in future periods as well. We expect that our expenditures may continue to increase in 2000 due in part to our continued investment in new product and technology development, including the continuation of our genomic sequencing, bioinformatics, expression database development, SNP-discovery programs, e-commerce initiative, obligations under existing and future research and development alliances, and our increasing investment in marketing, sales and customer service. Our profitability depends on our ability to increase our revenues:

          TO GENERATE SIGNIFICANT REVENUES, WE MUST OBTAIN ADDITIONAL DATABASE COLLABORATORS AND RETAIN EXISTING COLLABORATORS. While we had over 20 database agreements as of March 31, 2000, we may be unable to enter into any additional agreements. Also, our database collaborators may choose not to renew their agreements upon expiration. In 1999, one of our LifeSeq Gold database collaborators did not renew its subscription. Our database revenues are also affected by the extent to which existing collaborators expand their agreements with us to include our new database products and to the extent that existing collaborators reduce the number of products or services for which they subscribe. Some of our database agreements require us to meet performance obligations. A database collaborator can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period.

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

- acquisition, licensing and other costs related to the expansion of our operations, including operating losses of acquired businesses;

- losses and expenses related to our investments in joint ventures and businesses;

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

          We expect our expression databases to represent an increasing amount of our revenues. These revenues may, however, be affected by developments in the Affymetrix litigation, which may cause potential customers to postpone or change their decision to use our microarray services or to purchase our expression databases

          We are investing in a number of new areas to try to broaden our business. These areas include sequencing, bioinformatics, gene expression databases, SNP discovery, molecular diagnostics, proteomics, or the large scale, high-throughput analysis of protein expression, and the online delivery of our database and software products. Because many of these address new markets or involve untested technologies, they may not generate any revenues or provide an adequate return on our investment. In these cases, we may have to recognize expenses or losses.

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

          PATENT POSITIONS OR PUBLIC DISCLOSURES MAY REDUCE THE VALUE OF OUR DATABASES. Competitors may discover and establish patent positions with respect to gene sequences in our databases. Further, certain entities engaged in gene sequencing have made the results of their sequencing efforts publicly available. In April 2000, the Celera Genomics Group of PE Corporation announced that it has completed the sequencing phase of one person's genome and will now begin to assemble the sequenced fragments of the genome into their proper order. Celera has announced that it has filed a provisional patent application on newly discovered partial genes and stated its intention to file full applications on medically important discoveries. The Human Genome Project, which is coordinated by the U.S. Department of Energy and the National Institutes of Health, has announced that a consortium of laboratories associated with the Project predicts that they will produce at least 90% of the human genome sequence in a "working draft form" by the spring of 2000 and that they intend to make the information publicly available. The public availability of gene sequences or resulting patent positions covering substantial portions of the human genome or microbial or plant genomes could reduce the potential value of our databases to our collaborators. It could also impair our ability to realize royalties or other revenue from any commercialized products based on this genetic information.

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

          The lawsuits were initially filed in the United States District Court for the District of Delaware. In November 1998, the court granted Incyte's motion to transfer the suits to the United States District Court for the Northern District of California. Affymetrix's request for a preliminary injunction was denied in April 1999. As a result of the assignment of the case to a new judge, all scheduled trial and pretrial dates have been vacated. The court is expected to set a new schedule in July 2000.

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

          There is little precedent for microarray-based gene expression database or service businesses or the use of SNP-based genetic variation information. We and our potential customers are in the early stages of evaluating the usefulness of the information generated by these businesses, and market demand for this information is uncertain. Our collaborators and potential collaborators may determine that our databases, software tools and microarray-related services are not useful or cost-effective. Due to the nature and price of some of the products and services we offer, only a limited number of companies are potential collaborators for those products and services. If we do not develop these new products and services in time to meet market demand or if there is insufficient demand for these products and services, we may not be able to cover our costs of developing these products and services or earn a sufficient return on our investment.

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

          We recently began to focus part of our business on developing information-based products and services to assist pharmaceutical companies in a new and unproven area: the identification and correlation of genetic variation to disease and drug response. We will incur significant costs over the next several years in expanding our research and development in this area. These activities may never generate significant revenues or profitable operations.

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

          Except for a few anecdotal examples, we have no precedent that SNPs have any correlation to diseases or a patient's response to a particular drug or class of drug. Identifying statistically significant correlations is time-consuming and could involve the collection and screening of a large number of patient samples. We do not know if the SNPs we have discovered to date are suitable for these correlation studies. Nor do we currently have access to the patient samples needed or technology allowing us to rapidly and cost-effectively identify pre-determined SNPs in large numbers of patients.

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

OUR  STRATEGIC  INVESTMENTS  MAY  RESULT  IN  LOSSES  AND  OTHER ADVERSE EFFECTS

          We make strategic investments in joint ventures or businesses that complement our business. These investments may:

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

          WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY INFORMATION, WHICH MAY RESULT IN UNAUTHORIZED USE AND A LOSS OF REVENUE. Our business and competitive position depend upon our ability to protect our proprietary database information and software technology, but our strategy of obtaining and protecting proprietary rights in pharmaceutically-relevant genes and SNPs is untested. Despite our efforts to protect this information and technology, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Although our database subscription agreements require our subscribers to control access to our databases, policing unauthorized use of our databases and software may be difficult.

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

          ENFORCEMENT OF GENE PATENTS IS UNCERTAIN AND GENE PATENTS MAY BE FOUND UNENFORCEABLE, RESULTING IN A LOSS OF COMPETITIVE BENEFIT. One of our strategies is to obtain proprietary rights in pharmaceutically-relevant genes (including partial gene sequences) and SNPs. While the USPTO has issued patents covering full-length genes, partial gene sequences and SNPs, we do not know whether or how courts may enforce those patents, if that becomes necessary. If a court finds these types of inventions to be unpatentable, or interprets them narrowly, the benefits of our strategy may not materialize.

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

          We are highly dependent on the principal members of our management, operations and scientific staff, including our executive officers. The loss of services of these individuals may have a material adverse effect on our business. We have not entered into any employment agreement with any of these persons and do not maintain a key person life insurance policy on the life of any employee.

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

SECURITY RISKS IN ELECTRONIC COMMERCE OR UNFAVORABLE INTERNET REGULATIONS MAY DETER FUTURE USE OF OUR PRODUCTS AND SERVICES, WHICH COULD HARM OUR BUSINESS.

     We plan to make our products available through our website on the Internet and have recently introduced our first online product, the LifeSeq Gene-by-Gene program. Online use of our products and services by our database collaborators may be limited by our inability to provide secure transmissions of confidential information over the Internet. The security measures we use to protect our website, access to our databases, and transmissions to and from our website may be compromised by advances in computer capabilities and new discoveries in the field of cryptography. If our security measures are breached, our proprietary information or confidential information about our collaborators could be misappropriated. Also, a security breach could result in interruptions in our operations. The security measures we adopt may not be sufficient to prevent breaches and we may incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, if the security of our website or the website of another company is breached, our collaborators may no longer use the Internet when the transmission of confidential information is involved. For example, recent attacks by computer hackers on major e-commerce websites and other Internet service providers have heightened concerns regarding the security and reliability of the Internet.

     Because of the growth in electronic commerce, the United States Congress has held hearings on whether to further regulate providers of services and transactions in the electronic commerce market. The federal government could enact laws, rules and regulations that affect our business and operations. Individual states could also enact laws regulating the use of the Internet. If enacted, these federal and state laws, rules and regulations could require us to change our online business and operations, which could harm our business.

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

SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW

          We have substantial amounts of outstanding indebtedness, primarily the $200.0 million of convertible subordinated notes issued in February 2000. As a result of this indebtedness, our principal and interest payment obligations have increased substantially. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due.

PART  I:  FINANCIAL  INFORMATION
ITEM  3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities and its note payable. The Company's investment policy calls for investment in short term, low risk instruments. As of March 31, 2000, investments in marketable securities was $630.7 million. Due to the nature of these investments and note, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1999, the decline in the fair value of the portfolio would not be material.

The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments and long-term investments, entered into to further its business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical/biotech industry sector, in companies with which the Company has research and development or licensing agreements. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of March 31, 2000, long-term investments, excluding diaDexus, were $37.5 million.

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

          In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of the U.S. patent number 5,800,992 (the "'992 Patent") and U.S. patent number 5,744,305 (the "'305
Patent") by both Synteni and Incyte. The complaint alleges that the '305 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte, that the '992 Patent has been infringed by the use of Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling, and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '305 and '992 Patents and, in addition, Affymetrix had sought a preliminary injunction enjoining Incyte and Synteni from using Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling as described in the '992 Patent. Affymetrix's request for a preliminary injunction was denied in May 1999. As a result of the assignment of the case to a new judge, all scheduled trial and pretrial dates have been vacated. The court is expected to set a new schedule in July 2000.

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

ITEM  2     Changes  in  Securities

(a)     Not  applicable

(b)     Not  applicable

(c) On February 4 and February 14, 2000, the Company completed the sale of $150,000,000 and $50,000,000 aggregate principal amount of 5.5% Convertible
Subordinated Notes Due 2007 (the "Notes"). The Notes are convertible at the option of the holder into shares of Common Stock, at any time prior to redemption or maturity, at a conversion price of $134.839 per share (equal to a conversion rate of 7.4163 shares per $1,000 principal amount of the Notes and representing in the aggregate 1,483,250 shares), subject to adjustment under certain circumstances.

The Notes were sold by the Company to Deutsche Bank Securities Inc. and Warburg Dillon Read LLC, as initial purchasers (the "Initial Purchasers"), in a private placement in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D under the Act. The aggregate offering price of the Notes was $200,000,000 and the aggregate discount to the Initial Purchasers was $6,000,000.

The Company has been advised that the Initial Purchasers resold $141,400,000 aggregate principal amount of the Notes to "qualified institutional buyers" in reliance on Rule 144A under the Act and $8,600,000 aggregate principal amount of the Notes in sales outside the United Stated to persons other than U.S. persons in reliance on Regulation S under the Securities Act.

On February 28, 2000 the Company entered into a Stock Purchase Agreement with each of Janus Aspen Series and Janus Investment Fund pursuant to which it issued and sold 305,355 and 1,694,645 shares of Common Stock, respectively, for an aggregate purchase price of $422,000,000. The Company relied on the exemption provided by Section 4(2) of the Act and Regulation D under the Act, because the transaction did not involve a public offering and each of Janus Aspen Series and Janus Investment Fund represented that it was an "accredited investor" as such term in defined by the rules of the SEC promulgated under the Act.


(d)  Not  applicable

ITEM  3     Defaults  Upon  Senior  Securities
     None

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders
     None

ITEM  5     Other  Information
     None

ITEM  6     Exhibits  and  Reports  on  Form  8-K.

     a)     Exhibits
          See  Exhibit  Index  on  Page  32

     b)     Reports  on  Form  8-K

The Company filed 5 reports on Form 8-K during the fiscal quarter covered by this report, as follows:

(i)     Current  Report  on Form 8-K, filed on February 1, 2000, reporting under
Item 5 the Company's financial information for the quarter and year ended December 31, 1999 and announcement of the Company's proposed private offering of convertible subordinated notes.

(ii) Current Report on Form 8-K, filed on February 17, 2000, reporting under Item 5, the Company's announcement of the issuance of an additional $50 million of convertible subordinated noted.

(iii) Current Report on Form 8-K, filed on February 22, 2000, reporting under Item 5, the Company's updated description of its business and risk factors.

(iv)     Current Report on Form 8-K, filed on February 24, 2000, reporting under
Item 5, the Company's announcement of the Company's issuance of 2,000,000 of its common stock to selected institutional investors at a price of $211.00 per share.

(v)       Current  Report  on Form 8-K, filed on March 24, 2000, reporting under
Item 5, the June 5, 2000 date for the Company's 2000 Annual Meeting of stockholders.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    INCYTE PHARMACEUTICALS, INC.



Date:     May  12,  2000     By:     /s/  Roy  A.  Whitfield
                                     -----------------------
                                     Roy  A.  Whitfield
                                     Chief  Executive  Officer


Date:     May  12,  2000     By:     /s/  John  M.  Vuko
                                     -------------------
                                     John  M.  Vuko
                                     Chief  Financial  Officer

                          INCYTE PHARMACEUTICALS, INC.

                                  EXHIBIT INDEX






     NO.                  EXHIBIT                  PAGE
     ---  ---------------------------------------  ----

xxx   27  Financial Data Schedule, March 31, 2000    33