Form 10-Q
period 2000-06-30
INCYTE GENOMICS INC
filed 2000-08-11
CIK 879169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or


   [  ]     TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For  the  transition period from _____________________ to ______________________


                         Commission File Number: 0-27488

                              INCYTE GENOMICS, INC.
                (FORMERLY KNOWN AS INCYTE PHARMACEUTICALS, INC.)
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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 31,987,612 as of June 30, 2000.


INCYTE  GENOMICS,  INC.

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

PART  I:  FINANCIAL  INFORMATION
ITEM  1   FINANCIAL  STATEMENTS


                                    INCYTE GENOMICS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                        (in thousands)
                                         (unaudited)


                                                                     JUNE 30,  DECEMBER 31,
                                                                      2000        1999
                                                                   ----------  -----------
ASSETS
Current assets:
      Cash and cash equivalents . . . . . . . . . . . . . . . . .  $ 438,113   $   32,220
      Marketable securities - available-for-sale. . . . . . . . .    242,805       34,717
      Accounts receivable, net. . . . . . . . . . . . . . . . . .     14,732       26,608
      Prepaid expenses and other current assets . . . . . . . . .     15,458       15,956
                                                                   ----------  -----------
            Total current assets. . . . . . . . . . . . . . . . .    711,108      109,501
Property and equipment, net . . . . . . . . . . . . . . . . . . .     87,930       67,293
Long-term investments . . . . . . . . . . . . . . . . . . . . . .     46,108       19,275
Goodwill and other intangible assets, net . . . . . . . . . . . .     13,369       14,564
Deposits and other assets . . . . . . . . . . . . . . . . . . . .     18,120       11,301
                                                                   ----------  -----------
            Total assets. . . . . . . . . . . . . . . . . . . . .  $ 876,635   $  221,934
                                                                   ==========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable. . . . . . . . . . . . . . . . . . . . . .  $  13,547   $    6,501
      Accrued compensation. . . . . . . . . . . . . . . . . . . .     11,055        6,731
      Accrued and other current liabilities . . . . . . . . . . .     15,416       11,767
      Deferred revenue. . . . . . . . . . . . . . . . . . . . . .     31,384       26,459
                                                                   ----------  -----------
            Total current liabilities . . . . . . . . . . . . . .     71,402       51,458

Non-current portion of capital lease obligations and note payable          -          194
Convertible subordinated notes. . . . . . . . . . . . . . . . . .    203,292            -
                                                                   ----------  ----------
            Total liabilities . . . . . . . . . . . . . . . . . .    274,694       51,652
                                                                   ----------  -----------

Stockholders' equity:
      Common stock. . . . . . . . . . . . . . . . . . . . . . . .         32           29
      Additional paid-in capital. . . . . . . . . . . . . . . . .    645,308      222,805
      Deferred compensation . . . . . . . . . . . . . . . . . . .       (441)        (806)
      Receivable from stockholders. . . . . . . . . . . . . . . .          -          (20)
      Accumulated other comprehensive income. . . . . . . . . . .     26,978        3,443
      Accumulated deficit . . . . . . . . . . . . . . . . . . . .    (69,936)     (55,169)
                                                                   ----------  -----------
            Total stockholders' equity. . . . . . . . . . . . . .    601,941      170,282
                                                                   ----------  -----------
            Total liabilities and stockholders' equity. . . . . .  $ 876,635   $  221,934
                                                                   ==========  ===========


See accompanying notes



                              INCYTE GENOMICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)
                                   (unaudited)





                                         THREE MONTHS  ENDED   SIX  MONTHS  ENDED
                                              JUNE  30,            JUNE  30,
                                            2000      1999       2000      1999
                                         ---------  --------  ---------  --------
Revenues. . . . . . . . . . . . . . . .  $ 46,015   $37,893   $ 86,769   $75,523

Costs and expenses:
 Research and development . . . . . . .    45,407    36,122     86,741    67,366
 Selling, general and administrative. .    15,000     9,497     29,821    17,876
                                         ---------  --------  ---------  --------
Total costs and expenses. . . . . . . .    60,407    45,619    116,562    85,242
                                         ---------  --------  ---------  --------

Loss from operations. . . . . . . . . .   (14,392)   (7,726)   (29,793)   (9,719)

Interest and other income, net. . . . .    10,813     1,637     21,217     3,169
Interest expense. . . . . . . . . . . .    (3,011)      (81)    (4,908)     (154)
Losses from joint venture . . . . . . .         -    (1,217)    (1,283)   (2,593)
                                         ---------  --------  ---------  --------
Net loss. . . . . . . . . . . . . . . .  $ (6,590)  $(7,387)  $(14,767)  $(9,297)
                                         =========  ========  =========  ========






Basic and diluted net loss per share. .  $  (0.21)  $ (0.26)  $  (0.47)  $ (0.33)
                                         =========  ========  =========  ========
Shares used in computing
   basic and diluted net loss per share    31,899    27,961     31,103    27,920
                                         =========  ========  =========  ========




                             See accompanying notes

                              INCYTE GENOMICS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)

                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30,            JUNE 30,
                                       2000      1999       2000       1999
                                     --------  --------  ---------  ---------

Net loss. . . . . . . . . . . . . .  $(6,590)  $(7,387)  $(14,767)  $ (9,297)

Other comprehensive income (loss),
   net of taxes:
     Unrealized gains (losses) on
         marketable securities. . .      822      (693)    23,652     (1,095)
     Foreign currency translation
         adjustments. . . . . . . .     (119)      (47)      (117)      (197)
                                     --------  --------  ---------  ---------
Other comprehensive income (loss) .      703      (740)    23,535     (1,292)
                                     --------  --------  ---------  ---------
Comprehensive income (loss) . . . .  $(5,887)  $(8,127)  $  8,768   $(10,589)
                                     ========  ========  =========  =========




                             See accompanying notes


                                    INCYTE GENOMICS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                         (unaudited)


                                                                         SIX  MONTHS  ENDED
                                                                              JUNE  30,
                                                                           2000       1999
                                                                        ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:. . . . . . . . . . . . . . . . .  $ (14,767)  $ (9,297)
     Net loss
     Adjustments to reconcile net loss to net cash provided by
         operating activities:
         Depreciation and amortization . . . . . . . . . . . . . . . .     16,529     13,184
         Losses in joint venture . . . . . . . . . . . . . . . . . . .      1,283      2,593
         Gain on sale of long-term investment. . . . . . . . . . . . .     (5,417)      (104)
         Changes in certain assets and liabilities:
              Accounts receivable. . . . . . . . . . . . . . . . . . .     11,876      9,724
              Prepaid expenses and other assets. . . . . . . . . . . .     (2,138)    (5,507)
              Accounts payable . . . . . . . . . . . . . . . . . . . .      7,046     (3,647)
              Accrued and other current liabilities. . . . . . . . . .      8,190        778
              Deferred revenue . . . . . . . . . . . . . . . . . . . .      4,925      5,988
                                                                        ----------  ---------
Net cash provided by operating activities. . . . . . . . . . . . . . .     27,527     13,712
                                                                        ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of long-term investment. . . . . . . . . . . . . . . . .     (6,865)         -
     Proceeds from the sale of long-term investments . . . . . . . . .      7,917        565
     Capital expenditures. . . . . . . . . . . . . . . . . . . . . . .    (33,488)   (19,968)
     Purchases of marketable securities. . . . . . . . . . . . . . . .   (299,747)   (23,013)
     Sales and maturities of marketable securities . . . . . . . . . .     91,561     30,988
                                                                        ----------  ---------
Net cash used in investing activities. . . . . . . . . . . . . . . . .   (240,622)   (11,428)
                                                                        ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of employee stock options. . . . . . . . .     24,407      1,751
     Proceeds from issuance of common stock, net . . . . . . . . . . .    398,290          -
     Proceeds from the issuance of convertible subordinated notes, net    196,800          -
     Repayment of receivable from stockholder. . . . . . . . . . . . .         20          4
     Principal payments on capital lease obligations and note payable.       (411)      (606)
                                                                        ----------  ---------
Net cash provided by financing activities. . . . . . . . . . . . . . .    619,106      1,149
                                                                        ----------  ---------

Effect of exchange rate on cash and cash equivalents . . . . . . . . .       (118)      (197)
                                                                        ----------  ---------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . .    405,893      3,236
Cash and cash equivalents at beginning of period . . . . . . . . . . .     32,220     50,048
                                                                        ----------  ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .  $ 438,113   $ 53,284
                                                                        ==========  =========



                             See accompanying notes

                                     ======
                              INCYTE GENOMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.  ORGANIZATION  AND  BUSINESS

          Incyte Genomics, Inc. (the "Company") was incorporated in Delaware in April 1991 under the name Incyte Pharmaceuticals, Inc. In June 2000, the Company's stockholders approved the amendment to the Company's Certificate of Incorporation to change the Company's name to Incyte Genomics, Inc. The Company designs, develops, and markets genomic information-based tools including database products, genomic data management software tools, microarray-based gene expression services and genomic reagents and related services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based tools used by pharmaceutical and biotechnology companies and academic researchers to understand disease and to discover and develop drugs.

2.  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 2000, statements of operations for the three and six months ended June 30, 2000 and 1999, statements of comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 and the statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The balance sheet at December 31, 1999 has been derived from audited financial statements.

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

3.  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of:


                                                JUNE 30,     DECEMBER 31,
                                                  2000          1999
                                                ----------  --------------

Office equipment . . . . . . . . . . . . . . .  $   4,942   $       4,630
Laboratory equipment . . . . . . . . . . . . .     28,655          25,297
Software and computer equipment. . . . . . . .     77,557          52,565
Leasehold improvements . . . . . . . . . . . .     41,778          37,941
                                                ----------  --------------
                                                  152,932         120,433
Less accumulated depreciation and amortization    (65,002)        (53,140)
                                                ----------  --------------
                                                $  87,930   $      67,293
                                                ==========  ==============

4.  CONVERTIBLE  SUBORDINATED  NOTES

          In February 2000, in a private placement, the Company issued $200 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to all senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $134.84 per share, subject to adjustment. The Company may, at its option, redeem the notes at any time before February 7, 2003, but only if the Company's stock price exceeds 150% of the conversion price for 20 trading days in a period of 30 consecutive trading days. On or after February 7, 2003 the Company may, at its option, redeem the notes at specific prices. Holders may require the Company to repurchase the notes upon a change in control, as defined.

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

6.  NET  LOSS  PER  SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below.

                                        THREE  MONTHS  ENDED SIX  MONTHS  ENDED
                                              JUNE  30,            JUNE  30,
                                           2000      1999       2000      1999
                                         --------  --------  ---------  --------
Numerator:
 Net loss . . . . . . . . . . . . . . .  $(6,590)  $(7,387)  $(14,767)  $(9,297)
                                         ========  ========  =========  ========

Denominator:
 Denominator for basic net loss
    per share - weighted-average shares   31,899    27,961     31,103    27,920

 Dilutive potential common shares-
    stock options . . . . . . . . . . .        -         -          -         -
                                         --------  --------  ---------  --------

       Denominator for diluted net loss
           per share. . . . . . . . . .   31,899    27,961     31,103    27,920
                                         ========  ========  =========  ========

Basic and diluted net loss per share. .  $ (0.21)  $ (0.26)  $  (0.47)  $ (0.33)
                                         ========  ========  =========  ========



          Options to purchase 4,197,660 and 5,053,779 shares of common stock were outstanding at June 30, 2000 and 1999, respectively, and notes convertible into 1,483,250 shares of common stock were outstanding at June 30, 2000, but were not included in the computation of diluted net loss per share, as their effect was anti-dilutive.

7.  JOINT  VENTURE

     In September 1997, the Company formed a joint venture, diaDexus, LLC ("diaDexus"), with SmithKline Beecham Corporation ("SB") which utilizes genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company held a 50 percent equity interest in diaDexus and accounted for the investment under the equity method. In July 1999, the Company and SB each invested an additional $2.5 million in diaDexus through convertible notes.

On April 6, 2000, diaDexus obtained additional financing through a private equity offering. In conjunction with the offering, diaDexus repaid in full the $2.5 million principal amount of, together with accrued interest on, the convertible note held by the Company. Under diaDexus' new capital structure, the Company no longer has the ability to exert significant influence over diaDexus. Accordingly, the Company accounts for its investment in diaDexus under the cost method of accounting as of the date of the financing.

     diaDexus purchased $0.7 million and $1.3 million of contract sequencing and microarray services from the Company in the three and six months ended June 30, 2000, respectively. diaDexus did not make similar purchases in 1999.

8.  SEGMENT  REPORTING

     The Company operates primarily in one reportable segment: the design, development, and marketing of genomic information-based tools, and follows the requirements of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. For the three and six months ended June 30, 2000, the Company recorded revenue from customers throughout the United States and in Canada, Austria, Belgium, France, Germany, Israel, Japan, Netherlands, Switzerland, and the United Kingdom. Export revenue for the three and six months ended June 30, 2000 were $11,594,000 and $23,438,000, respectively, and $9,797,000 and $20,580,000 for the three and six months ended June 30, 1999, respectively.

9.  NEW  PRONOUNCEMENTS

          In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. ("SFAS 133"). SFAS 133 established standards for accounting and reporting derivative instruments and hedging activities. Application of SFAS 133 had no impact on the consolidated financial position or results of operations as currently reported.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees. The Company is currently evaluating SAB 101 as to whether it would have any material impact on the Company. Should the Company determine that a change in its accounting policy is necessary, such a change will be made effective in the fourth quarter of 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Financial statements prior to January 1, 2000 will not be restated.

     In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 will be effective on July 1, 2000 and the Company will adopt it at that time. The Company believes the anticipated impact of adoption of FIN 44 will not be material to the operating results and financial position of the Company.

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

          In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of the U.S. patent number 5,800,992 (the " '992 Patent") and U.S. patent number 5,744,305 (the " '305
Patent") by both Synteni and Incyte. The complaint alleges that the '305 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte, that the '992 Patent has been infringed by the use of Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling, and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '305 and '992 Patents and, in addition, Affymetrix had sought a preliminary injunction enjoining Incyte and Synteni from using Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling as described in the '992 Patent. Affymetrix's request for a preliminary injunction was denied in May 1999. The court has scheduled a pretrial hearing in November 2000 to determine how to construe the patent claims that will be litigated in trial, but has not scheduled any other pretrial hearings or set a trial date.

          In April 1999, the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office (PTO) declared interferences between pending patent applications licensed exclusively to Incyte and the Affymetrix '305 and '992 Patents. An interference proceeding is invoked by the PTO when more than one patent applicant claims the same invention. The Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. In September 1999, the Board of Patent Appeals and Interferences determined that Incyte had not met its prima facie case, and ruled that the patents licensed by Incyte and Synteni from Stanford University were not entitled to priority over corresponding claims in the two Affymetrix patents. The Company is seeking de novo review of the Board decisions in the United States District Court for the Northern District of California.

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

12.  SUBSEQUENT  EVENTS

     In July 2000, the Company's board of directors approved a two-for-one stock split in the form of a stock dividend. Stockholders of record at the close of August 7, 2000 will receive one additional share for each share of common stock held at the time. The additional shares will be distributed to eligible stockholders on August 31, 2000. The accompanying financial statements do not reflect the effects of this stock split.

PART  I:  FINANCIAL  INFORMATION
ITEM  2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to expected net losses, expected cash flows, the adequacy of capital resources, growth in operations, the ability to commercialize products developed under collaborations and alliances, the ability to complete the sequence of full-length genes in areas of therapeutic interest and file patents on these potential drug targets, the ability to integrate companies and operations that it has acquired or will acquire, the ability to implement online delivery of its database and software products, the scheduling and timing of litigation, the Company's strategy with regard to protecting its proprietary technology, the ability to compete and respond to rapid technological change, and the performance and utility of products and services. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the extent to which the pharmaceuticals and biotechnology industries use genomic information in research and development, risks relating to development of new products and services and their use by the Company's potential customers and collaborators, the Company's ability to work with its collaborators to meet the goals of collaborators and alliances, the Company's ability to retain and obtain customers, the cost of accessing or acquiring technologies or intellectual property, the effectiveness of the Company's sequencing efforts, the impact of alternative technological advances and competition, uncertainties associated with changes in patent laws, developments in and expenses related to litigation and interference proceedings, and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     Incyte, LifeSeq and PathoSeq are our registered trademarks. ZooSeq, LifeTools, LifeArray, LifeProt, LifeExpress, GeneAlbum and GEM are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

OVERVIEW

     Incyte Genomics, Inc. ("Incyte" and, together with its wholly owned subsidiaries, the "Company") designs, develops and markets genomic information-based products and services. These products and services include database products, genomic data management software tools, microarray-based gene expression services, genomic reagents, and related services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based products and services used by pharmaceutical and biotechnology companies and academic researchers to understand disease and to discover and develop drugs.

     In July 2000, the Company's board of directors approved a two-for-one stock split in the form of a stock dividend. Incyte stockholders of record at the close of August 7, 2000 will receive one additional share for each share of common stock held at the time. The additional shares will be distributed to eligible stockholders on August 31, 2000.

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

     The Company is investing in its sequencing, bioinformatics, expression database development, SNP discovery, internet and e-commerce programs in 2000 and as a result expects to report a net loss at least through 2000. If the costs of these programs are greater than anticipated, or if these programs take longer to complete, or if losses are incurred from strategic investments, the Company may incur losses in future periods, as well.

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

     In September 1997, the Company formed a joint venture, diaDexus, LLC ("diaDexus"), with SmithKline Beecham Corporation ("SB") which utilizes genomic and bioinformatics technologies in the discovery and commercialization of molecular diagnostics. Through April 6, 2000, the Company and SB each held a 50 percent equity interest in diaDexus, during which time the investment was accounted for under the equity method of accounting. On April 6, 2000, diaDexus completed a private equity financing at which time the Company no longer had significant influence over diaDexus. Accordingly, the Company began accounting for its investment in diaDexus under the cost method of accounting as of the date of the financing.

     In January 1998, the Company announced a relationship relating to the joint development of proteomics data and related software with Oxford GlycoSciences plc ("OGS"). As part of this relationship, the Company has made a total of $5.8 million in equity investments in OGS. As part of the collaborative agreement, the Company reimbursed OGS $5.0 million in 1999 for services rendered and will reimburse OGS up to $5.0 million in 2000 to offset OGS' expenses for services rendered. The market prices of the securities of the companies in which the Company invests are highly volatile and therefore subject to declines in market value. The Company will continue to evaluate its long-term equity investments for impairment on a quarterly basis.

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

     The Company has incurred and may continue to incur substantial expenses in its defense of the lawsuits filed in January and September 1998 by Affymetrix, Inc. ("Affymetrix") alleging patent infringement by Synteni and Incyte. Affymetrix seeks a preliminary injunction enjoining Incyte and Synteni from using certain microarray technology in a manner alleged to infringe an Affymetrix patent and a permanent injunction enjoining Incyte and Synteni from further infringement of certain Affymetrix patents. In addition, Affymetrix seeks damages, costs, attorneys' fees and interest. Affymetrix further requests that any such damages be trebled on its allegation of willful infringement by Incyte and Synteni. Incyte and Synteni believe they have meritorious defenses and intend to defend these suits vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of these suits. At this time, the Company cannot reasonably estimate the possible range of any loss related to these suits due to uncertainty regarding the ultimate outcome. Regardless of the outcome, this litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Any future litigation could result in similar expenses and diversion of efforts. Further, there can be no assurance that any license that may be required as a result of these suits or the outcome thereof would be made available on commercially acceptable terms, if at all.

RESULTS  OF  OPERATIONS

     Net loss and diluted net loss per share were $6.6 million and $14.8 million and $0.21 and $0.47 per share for the three and six months ended June 30, 2000, respectively, as compared to $7.4 million and $9.3 million and $0.26 and $0.33 per share in the corresponding periods in 1999. Diluted net loss per share for the three and six months ended June 30, 2000 was impacted by a private equity offering of 2,000,000 shares of common stock in February 2000.

     Revenues for the three and six months ended June 30, 2000 increased to $46.0 million and $86.8 million, respectively, compared to $37.9 million and $75.5 million for the corresponding periods in 1999. Revenues resulted primarily from database and related products and services and, to a lesser extent, from the Company's custom genomics product line, which includes genomic screening products and services, gene expression services and custom sequencing services. The increase in revenues was primarily attributed to database agreements with new customers, revenues from new products such as expression databases and in silico Single Nucleotide Polymorphism ("isSNP") product as well as increased revenues from custom genomics products and services.

     Total costs and expenses for the three and six months ended June 30, 2000 increased to $60.4 million and $116.6 million, respectively, compared to $45.6 million and $85.2 million for the corresponding periods in 1999. Total costs and expenses are expected to increase in the foreseeable future, although at a rate slower than the first two quarters of 2000, due to the continued investment in the development of new products and services, and in the expansion of the Company's customer base.

     Research and development expenses for the three and six months ended June 30, 2000 increased to $45.4 million and $86.7 million, respectively, compared to $36.1 million and $67.4 million for the corresponding periods in 1999. The increase in research and development expenses resulted primarily from an increase in bioinformatics and software development efforts, SNP discovery efforts, microarray production, expression database development, and the development of internet and e-commerce products. The Company expects research and development spending to increase as the Company continues to pursue the development of new database products and services, expansion of existing database products, increases in sequencing, bioinformatics, expression database development and SNP discovery operations, development of internet and e-commerce products and services and investments in new technologies.

     Selling, general and administrative expenses for the three and six months ended June 30, 2000 increased to $15.0 million and $29.8 million compared to $9.5 million and $17.9 million for the corresponding periods in 1999. The increase in selling, general and administrative expenses resulted primarily from the growth in the Company's sales and marketing function, including its branding efforts, and increased personnel to support the growing complexity of the Company's operations. The Company's operations were also impacted by legal expenses from the patent infringement lawsuits filed by Affymetrix of approximately $1.5 million and $2.9 million in the three and six months ended June 30, 2000, respectively and $2.0 million and $4.1 million in the corresponding periods in 1999. The Company expects that selling, general and administrative expenses will increase throughout 2000 due to continued growth in marketing, sales and customer support functions, legal expenses related to the Company's defense of the patent infringement lawsuit filed by Affymetrix and increases in personnel to support the Company's growing complexity.

     Interest and other income, net for the three and six months ended June 30, 2000 increased to $10.8 million and $21.2 million, respectively from $1.6 million and $3.2 million for the corresponding periods in 1999. The increase was primarily due to increased interest income resulting from higher cash balances from the Company's convertible subordinated note and private equity offerings in February 2000, and a $5.4 million gain from the exercise and sale of a warrant in a long-term strategic investment in March 2000.

     Interest expense for the three and six months ended June 30, 2000 increased to $3.0 million and $4.9 million, respectively, from $0.1 million and $0.2 million for the corresponding periods in 1999. The increase was due to the issuance of $200 million of convertible subordinated notes issued in February 2000.

     The Company incurred no losses from joint venture for the three months ended June 30, 2000 and $1.3 million for the six months ended June 30, 2000 compared to $1.2 million and $2.6 million for the corresponding periods in 1999. The loss represents the Company's share of diaDexus' losses from operations. Beginning on April 6, 2000, the Company accounted for its investment in diaDexus under the cost method of accounting and therefore did not reflect diaDexus' losses in the Company's statement of operations in the three months ended June 30, 2000.

     Due to the Company's expected loss in 2000, the Company expects a minimal effective annual income tax rate, which is consistent with the corresponding periods a year ago.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2000, the Company had $681.9 million in cash, cash equivalents and marketable securities, compared to $66.9 million as of December 31, 1999. The Company has classified all of its marketable securities as short-term, as the Company may choose not to hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

     Net cash provided by operating activities was $27.5 million for the six months ended June 30, 2000, as compared to $13.7 million for the six months ended June 30, 1999. The increase was primarily due to the increase in accounts payable and accrued and other current liabilities in 2000 as compared to 1999. These changes were partially offset by the higher net loss before non-cash activities. Net cash generated by operating activities may in the future fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators.

     The Company's investing activities, other than purchases, sales and maturities of marketable securities, have consisted of capital expenditures and long-term investments. Capital expenditures for the six months ended June 30, 2000 were $33.5 million as compared to $20.0 million in the same period in 1999, primarily due to the expansion of the Company's facilities and increases in software and computer equipment. The Company generated net proceeds of $5.4 million on the exercise of a warrant and sale of the underlying common shares in one of its long term strategic investments and $2.5 million from the repayment of a note from diaDexus in April 2000. The Company also made two long-term strategic equity investments totaling $6.9 million. Net cash used by investing activities may in the future fluctuate significantly from quarter to quarter due to the timing of investments in and sales of strategic equity investments, capital expenditures and maturity/sales and purchases of marketable securities.

     In February 2000, in a private placement, the Company issued $200 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $134.84 per share, subject to adjustment. The Company may redeem the notes at any time before February 7, 2003, only if the Company's stock price exceeds 150% of the conversion price for 20 trading days in a period of 30 consecutive trading days. On or after February 7, 2003 the Company may redeem the notes at specific prices. Holders may require the Company to repurchase the notes upon a change in control, as defined.

     In February 2000, in a private placement, the Company issued 2,000,000 of its common stock at a price of $211.00 per share, resulting in net proceeds of $398.3 million.

     Net cash provided by financing activities was $619.1 million for the six months ended June 30, 2000 as compared to $1.2 million for the corresponding period in 1999. The 2000 activity included the net proceeds from the private equity offering, the net proceeds from the convertible subordinated notes, and the proceeds from the exercise of employee stock options of $24.4 million.

     The Company expects its cash requirements to continue to increase in 2000 as it: invests in its sequencing, bioinformatics, expression database development, and SNP discovery programs; invests in data-processing-related computer hardware to support its existing and new database products and to enable the on-line delivery of those products; continues to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; makes strategic investments; continues to make improvements in existing facilities; and invests in sales and marketing to broaden its customer base.

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

WE HAVE HAD ONLY LIMITED PERIODS OF PROFITABILITY, WE EXPECT TO INCUR LOSSES IN THE FUTURE AND WE MAY NOT RETURN TO PROFITABILITY

     We had net losses from inception in 1991 through 1996 and again incurred net losses in 1999 and the six months ended June 30, 2000. Because of those losses, we had an accumulated deficit of $69.9 million as of June 30, 2000. In 2000, we intend to continue to spend significant amounts on new product and technology development, including making our products available online, and to increase our investment in marketing, sales and customer service. The amounts we intend to spend on new product and technology development include spending for our efforts to determine the sequence of genes, or genomic sequencing, determine gene functions, develop database and software products such as our gene expression database, discover SNPs, expand research and development alliances, and develop electronic commerce products. As a result, we expect to report a net loss for the year ending December 31, 2000. We may report net losses in future periods as well. We will not return to profitability unless we increase our revenues.

TO GENERATE SIGNIFICANT REVENUES AND RETURN TO PROFITABILITY, WE MUST OBTAIN ADDITIONAL DATABASE COLLABORATORS AND RETAIN EXISTING COLLABORATORS

     As of June 30, 2000, we had over 20 database agreements. If we are unable to enter into additional agreements we will not generate additional revenues. Also, our current database collaborators may choose not to renew their agreements upon expiration. Our database revenues are also affected by the extent to which existing collaborators expand their agreements with us to include our new database products and the extent that existing collaborators reduce the number of products or services for which they subscribe. Some of our database agreements require us to meet performance obligations. A database collaborator can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period.

OUR LONGER-TERM STRATEGY FOR PROFITABILITY INCLUDES LICENSES UNDER OUR GENE-RELATED INTELLECTUAL PROPERTY TO OUR DATABASE COLLABORATORS, BUT THESE LICENSES WILL NOT CONTRIBUTE TO REVENUES FOR SEVERAL YEARS, AND MAY NEVER RESULT IN REVENUES

     Part of our strategy is to license to database collaborators our know how and patent rights associated with the genetic information in our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical testing and regulatory approval before commercialization. Therefore, milestone or royalty payments from these collaborations may not contribute to revenues for several years, if at all.

IF WE ARE NOT ABLE TO GENERATE SIGNIFICANT REVENUES FROM EXPRESSION DATABASES AND MICROARRAY SERVICES, WE MAY NOT BE PROFITABLE

     We acquired Synteni, Inc. in January 1998 to provide microarray services and to generate information for our gene expression database. The contribution of our microarray operations to our operating results depends on whether we can continue to obtain high-volume customers for microarray services and expression databases, whether we can continue to increase our microarray production capacity in a timely manner and with consistent volumes and quality, and the costs associated with increasing our microarray production capacity.

OUR OPERATING RESULTS ARE UNPREDICTABLE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE AND RESULT IN LOSSES TO INVESTORS

     Our operating results are unpredictable and may fluctuate significantly from period to period, which may cause our stock price to decline and result in losses to investors. Some of the factors that could cause our operating results to fluctuate include:

- changes in the demand for our products and services, including our database business;
- the introduction of competitive databases or services, including databases of publicly available, or public domain, genetic information;
- the nature, pricing and timing of other products and services provided to our collaborators;
- acquisition, licensing and other costs related to the expansion of our operations, including operating losses of acquired businesses;
- losses and expenses related to our investments in joint ventures and businesses;
- regulatory developments or changes in public perceptions relating to the use of genetic informa-tion and the diagnosis and treatment of disease based on genetic information;
- changes in intellectual property laws that affect our rights in genetic information that we sell;
- payments of milestones, license fees or research payments under the terms of our increasing number of external alliances; and
- expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights, including the lawsuits filed by Affymetrix, Inc.

     We have significant fixed expenses, due in part to our need to continue to invest in product development and extensive support for our database collaborators. We may be unable to adjust our expenditures if revenues in a particular period fail to meet our expectations, which would harm our operating results for that period. Forecasting operating and integration expenses for acquired businesses may be particularly difficult, especially where the acquired business focuses on technologies that do not have an established market. We believe that period-to-period comparisons of our financial results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price will likely fall, possibly by a significant amount.

OUR INDUSTRY IS INTENSELY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, OUR REVENUES MAY DECLINE

     We compete in markets that are new, intensely competitive, rapidly changing, and fragmented. Many of our current and potential competitors have greater financial, human and other resources than we do. If we cannot respond quickly to changing customer requirements, secure intellectual property positions, or adapt quickly and obtain access to new and emerging technologies, our revenues may decline. Our competitors include

-     Celera  Genomics  Group  of  PE  Corporation,
-     CuraGen  Corporation,
-     Gene  Logic  Inc.,
-     Human  Genome  Sciences,  Inc.,
-     major  pharmaceutical  companies,  and
- universities and other research institutions, including The SNP Consortium, which is funded by a number of pharmaceutical companies, and those receiving funding from the federally funded Human Genome Project.

     The human genome contains a finite number of genes. Our competitors may seek to identify, sequence and determine the biological function of numerous genes in order to obtain a proprietary position with respect to new genes.

     In addition, we face competition from companies who are developing and may seek to develop new technologies for discovering the functions of genes, gene expression information, including microarray technologies, discovery of variations among genes and related technologies. Also, if we are unable to obtain the technology we currently use or new advanced technology on acceptable terms, but other companies are, we will be unable to compete.

     We also face competition from providers of software. A number of companies have announced their intent to develop and market software to assist pharmaceutical companies and academic researchers in managing and analyzing their own genomic data and publicly available data. If pharmaceutical companies and researchers are able to manage their own genomic data, they may not subscribe to our databases.

     Extensive research efforts resulting in rapid technological progress characterize the genomics industry. To remain competitive, we must continue to expand our databases, improve our software, and invest in new technologies. New developments will probably continue, and discoveries by others may render our services and potential products noncompetitive.

IF PATENT POSITIONS BECOME PUBLICLY AVAILABLE, OR IF OUR COMPETITORS PUBLICLY DISCLOSE THEIR DISCOVERIES, OUR REVENUES COULD DECLINE

     Our competitors may discover and establish patent positions with respect to the genes in our databases. Our competitors and other entities who engage in discovering the way in which genes are ordered in DNA may also make the results of their sequencing efforts publicly available. Currently, academic institutions and other laboratories participating in the Human Genome Project make their gene sequence information available through a number of publicly available databases, including the GenBank database. Also, Celera Genomics Group has publicly stated that it is committed to make available to the public basic human sequence data. The public availability of these discoveries or resulting patent positions covering substantial portions of the human genome could reduce the potential value of our databases to our collaborators. It could also impair our ability to realize royalties or other revenue from any commercialized products based on this genetic information.

WE  ARE  INVOLVED  IN  PATENT  LITIGATION, WHICH IF NOT RESOLVED FAVORABLY COULD
REQUIRE  US  TO  PAY  DAMAGES  AND  STOP  SELLING  AND USING MICROARRAY PRODUCTS

     We are currently involved in patent litigation. If we lose this litigation we could be prevented from producing and using our microarray products and be required to pay damages. In January 1998, Affymetrix filed a lawsuit in federal court alleging infringement of U.S. patent number 5,445,934 by both Synteni and Incyte. The complaint alleges that Synteni and Incyte infringed the '934 patent by making, using, selling, importing, distributing or offering to sell high density arrays in the United States and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 patent and seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on allegedly willful infringement.

     In September 1998, Affymetrix filed an additional lawsuit alleging infringement of U.S. patent numbers 5,744,305 and 5,800,992 by Synteni and Incyte. The complaint alleges that Synteni and Incyte infringed the '305 patent has been infringed by Synteni's and Incyte's making, using, selling, importing, distributing or offering to sell high density arrays in the United States. It also alleges that Synteni and Incyte infringed the '992 patent by using their GEM microarray technology to conduct gene expression monitoring using two-color labeling and that this infringement was willful. Affymetrix had sought a preliminary injunction enjoining Synteni and Incyte from using GEM microarray technology to conduct this kind of gene expression monitoring, and a permanent injunction enjoining Synteni and Incyte from further infringing the '305 and '992 patents.

     The lawsuits were initially filed in the United States District Court for the District of Delaware. In November 1998, the court granted Incyte's motion to transfer the suits to the United States District Court for the Northern District of California. Affymetrix's request for a preliminary injunction was denied in May 1999. The court has scheduled a pretrial hearing in November 2000 to determine how to construe the patent claims that will be litigated in trial, but has not scheduled any other pretrial hearings or set a trial date.

     In April 1999, the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office declared interferences between pending patent applications licensed exclusively to us and the Affymetrix '305 and '992 patents. The Board of Patent Appeals and Interferences invokes an interference proceeding when more than one patent applicant claims the same invention and, during the proceeding, evaluates all relevant facts and makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. In September 1999, the Board of Patent Appeals and Interferences ruled that patents licensed by Incyte and Synteni from Stanford University were not entitled to priority over corresponding claims in the two Affymetrix patents. We are seeking de novo review in the United States District Court for the Northern District of California.

     We believe we have meritorious defenses and intend to defend these suits vigorously. However, our defense may be unsuccessful. At this time, we cannot reasonably estimate the possible range of any loss resulting from these suits due to uncertainty about the ultimate outcome. We have spent and expect to continue to spend a significant amount of money and management time on this litigation. Also, if we are required to license any technology as a result of these suits, we do not know whether we will be able to do so on commercially acceptable terms, if at all. This litigation may also affect our potential customers' willingness to use our microarray services and expression databases, which could affect our revenues.

IF WE ARE SUBJECT TO ADDITIONAL LITIGATION AND INFRINGEMENT CLAIMS, THEY COULD BE COSTLY AND DISRUPT OUR BUSINESS

     The technology that we use to develop our products, and the technology that we incorporate in our products, may be subject to claims that they infringe the patents or proprietary rights of others. The risk of this occurring will tend to increase as the genomics, biotechnology and software industries expand, more patents are issued and other companies attempt to discover genes and SNPs and engage in other genomic-related businesses.

     As is typical in the genomics, biotechnology and software industries, we have received, and we will probably receive in the future, notices from third parties alleging patent infringement. We believe that we are not infringing the patent rights of any third parties. Except for Affymetrix, no third party has filed a patent lawsuit against us.

     We may, however, be involved in future lawsuits alleging patent infringement or other intellectual property rights violations. In addition, litigation may be necessary to:

-     assert  claims  of  infringement;
-     enforce  our  patents;
-     protect  our  trade  secrets  or  know-how;  or
- determine the enforceability, scope and validity of the proprietary rights of others.

     We may be unsuccessful in defending or pursuing these lawsuits. Regardless of the outcome, litigation can be very costly and can divert management's efforts. An adverse determination may subject us to significant liabili-ties or require us to seek licenses to other parties' patents or proprietary rights. We may also be restricted or pre-vented from manufacturing or selling our products and services. Further, we may not be able to obtain any necessary licenses on acceptable terms, if at all.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY INFORMATION, WHICH MAY RESULT IN ITS UNAUTHORIZED USE AND A LOSS OF REVENUE

     Our business and competitive position depend upon our ability to protect our proprietary database information and software technology. Despite our efforts to protect this information and technology, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Although our database subscription agreements require our subscribers to control access to our databases, policing unauthorized use of our databases and software may be difficult.

     We pursue a policy of having our employees, consultants and advisors execute proprietary information and invention agreements when they begin working for us. However, these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure.

     Our means of protecting our proprietary rights may not be adequate, and our competitors may:

- independently develop substantially equivalent proprietary information and techniques;
-     otherwise  gain  access  to  our  proprietary  information;  or
-     design  around  patents  issued  to us or our other intellectual property.

IF THE INVENTIONS DESCRIBED IN OUR PATENT APPLICATIONS ON FULL-LENGTH OR PARTIAL GENES ARE FOUND TO BE UNPATENTABLE, OUR ISSUED PATENTS ARE NOT ENFORCED OR OUR PATENT APPLICATIONS CONFLICT WITH PATENT APPLICATIONS FILED BY OTHERS, OUR REVENUES MAY DECLINE

     One of our strategies is to file patent applications on what we believe to be novel full-length and partial genes and SNPs obtained through our efforts to discover the order, or sequence, of the molecules, or bases, of genes. We have filed U.S. patent applications in which we claimed partial sequences of some genes. We have also applied for patents in the U.S. and other countries claiming full-length gene sequences associated with cells and tissues involved in our gene sequencing program. We hold a number of issued U.S. patents on full-length genes and one issued U.S. patent claiming multiple partial gene sequences. While the United States Patent and Trademark Office has issued patents covering full-length genes, partial gene sequences and SNPs, the Patent and Trademark Office may choose to interpret new guidelines for the issuance of patents in a more restrictive manner in the future, which could impact the issuance of our pending patent applications. We also do not know whether or how courts may enforce our issued patents, if that becomes necessary. If a court finds these types of inventions to be unpatentable, or interprets them narrowly, the value of our patent portfolio and possibly our revenues could be diminished.

     We believe that some of our patent applications claim genes and partial sequences of genes that may also be claimed in patent applications filed by others. In some or all of these applications, a determination of priority of inventorship may need to be decided in an interference before the United States Patent and Trademark Office, before a patent is issued. If a full-length or partial length sequence for which we seek a patent is issued to one of our competitors, we may be unable to include that full-length or partial length sequence on a microarray or in a library of bioreagents. This could result in a loss of revenues.

IF THE EFFECTIVE TERM OF OUR PATENTS IS DECREASED DUE TO CHANGES IN THE U.S. PATENT LAWS OR IF WE NEED TO REFILE SOME OF OUR PATENT APPLICATIONS, THE VALUE OF OUR PATENT PORTFOLIO AND THE REVENUES WE DERIVE FROM IT MAY BE DECREASED

     The value of our patents depends in part on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that we obtain and may decrease the revenues we derive from our patents. The U.S. patent laws were amended in 1995 to change the term of patent protection from 17 years from patent issuance to 20 years from the earliest effective filing date of the application. Because the average time from filing to issuance of biotechnology applications is at least one year and may be more than three years depending on the subject matter, a 20-year patent term from the filing date may result in substantially shorter patent protection. Also, we may need to refile some of our applications claiming large numbers of gene sequences and, in these situations, the patent term will be measured from the date of the earliest priority application. This would shorten our period of patent exclusivity and may decrease the revenues that we might obtain from the patents.

INTERNATIONAL PATENT PROTECTION IS PARTICULARLY UNCERTAIN, AND IF WE ARE INVOLVED IN OPPOSITION PROCEEDINGS IN FOREIGN COUNTRIES, WE MAY HAVE TO EXPEND SUBSTANTIAL SUMS AND MANAGEMENT RESOURCES

     Biotechnology patent law outside the United States is even more uncertain than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as U.S. laws. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors foreign patents, which could result in substantial costs and diversion of our efforts.

IF OUR NEW PROGRAMS RELATING TO THE ROLE OF GENETIC VARIATION IN DISEASE AND DRUG RESPONSE ARE NOT SUCCESSFUL, THEY MAY NOT GENERATE SIGNIFICANT REVENUES OR RESULT IN PROFITABLE OPERATIONS

     We recently began to focus part of our business on developing information-based and other products and services to assist pharmaceutical companies in a new and unproven area: the identification and correlation of variation in genetic composition to disease and drug response. We will incur significant costs over the next several years in expanding our research and development in this area. These activities may never generate significant revenues or profitable operations.

     This new aspect of our business will focus on single nucleotide polymorphisms or SNPs, one type of genetic variation. The role of SNPs in disease and drug response is not fully understood, and relatively few, if any, therapeutic or diagnostic products based on SNPs have been developed and commercialized. Among other things, demand in this area may be adversely affected by ethical and social concerns about the confidentiality of patient-specific genetic information and about the use of genetic testing for diagnostic purposes.

     Except for a few anecdotal examples, there is no proof that SNPs have any correlation to diseases or a patient's response to a particular drug or class of drug. Identifying statistically significant correla-tions is time-consuming and could involve the collection and screening of a large number of patient samples. We do not know if the SNPs we have discovered to date are suitable for these correlation studies because the variations we discovered may not occur frequently enough to justify use by a pharmaceutical company.

     Our success in this area will also depend upon our ability to develop, use and enhance new and relatively unproven technologies. Among other things, we will need to continue to improve the throughput of our SNP-discovery technology. We may not be able to achieve these necessary improvements, and other factors may impair our ability to develop our SNP-related products and services in time to be competitively available.

IF  OUR  STRATEGIC  INVESTMENTS  RESULT  IN  LOSSES,  OUR  EARNINGS  MAY DECLINE

     We make strategic investments in joint ventures or businesses that complement our business. These investments may:

- often be made in securities lacking a public trading market or subject to trading restrictions, either of which increases our risk and reduces the liquidity of our investment;
- require us to record losses and expenses related to our ownership interest, such as the losses we reported in 1997, 1998 and 1999 related to our investment in diaDexus, LLC;
- require us to record charges related to the acquisition of in-process technologies or for the impairment in the value of the securities underlying our investment; and
- require us to invest greater amounts than anticipated or to devote substantial management time to the management of research and development relationships and joint ventures.

     The market values of many of these investments fluctuate significantly. We evaluate our long-term equity investments for impairment of their values on a quarterly basis. Impairment could result in future charges to our earnings. These losses and expenses may exceed the amounts that we anticipated.

BECAUSE OUR SALES CYCLE IS LENGTHY, WE MAY SPEND A LOT OF TIME AND MONEY TRYING TO OBTAIN NEW OR RENEWED SUBSCRIPTIONS TO OUR PRODUCTS AND SERVICES BUT MAY BE UNSUCCESSFUL, WHICH COULD HURT OUR PROFITABILITY

     Our ability to obtain new subscribers for our databases, software tools and microarray and other services or to obtain renewals or additions to existing subscriptions depends upon prospective subscribers' perceptions that our products and services can help accelerate drug discovery efforts. Our database sales cycle is typically lengthy because we need to edu-cate our potential subscribers and sell the benefits of our tools and services to a variety of constituencies within potential subscriber companies. In addition, each database subscription and microarray services agreement involves the negotiation of unique terms. We may expend substantial funds and management effort with no assurance that a new, renewed or expanded subscription or services agreement will result. These expenditures, without increased revenues, will negatively impact our profitability. Actual and proposed consolidations of pharmaceutical companies have affected the timing and progress of our sales efforts. We expect that future proposed consolidations will have similar effects.

IF WE ENCOUNTER PROBLEMS IN MEETING CUSTOMERS' SOFTWARE NEEDS, OUR REVENUES COULD DECLINE AND WE COULD LOSE OUR CUSTOMERS' GOODWILL

     Our databases require software support and will need to incorporate features determined by database collaborators. If we experience delays or difficulties in implementing our database software or collaborator-requested features, we may be unable to service our collaborators, which could result in a loss of revenues and customer goodwill.

WE HAVE ENCOUNTERED DIFFICULTIES INTEGRATING COMPANIES WE ACQUIRED, AND IF IN THE FUTURE WE CANNOT SMOOTHLY INTEGRATE BUSINESSES WE ACQUIRE, OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED

     As part of our business strategy, we may acquire other assets, technologies and businesses. Our past acquisitions have involved and our future acquisitions may involve risks such as the following:

-     we  may  be  exposed  to  unknown  liabilities  of  acquired  companies;
- our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;
- we may experience difficulty and expense in assimilating the operations and personnel of the acquired businesses, disrupting our business and diverting management's time and attention;
- we may be unable to integrate or complete the development and application of acquired technology;
- we may experience difficulties in establishing and maintaining uniform standards, controls, pro-ce-dures and policies;
- our relationships with key customers of acquired businesses may be impaired, due to changes in management and ownership of the acquired businesses;
-     we  may  be  unable  to  retain  key employees of the acquired businesses;
- we may incur amortization expenses if an acquisition results in significant goodwill or other intangible assets; and
- our stockholders may be diluted if we pay for the acquisition with equity securities.

     In addition, if we acquire additional businesses that are not located near our Palo Alto, California head-quarters, we may experience more difficulty integrating and managing the acquired businesses' operations.

IF WE ARE UNABLE TO MANAGE EFFECTIVELY OUR GROWTH, OUR OPERATIONS AND ABILITY TO SUPPORT OUR CUSTOMERS COULD BE AFFECTED, WHICH COULD HARM OUR REVENUES

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

     In addition, we must continue to invest in customer support resources as the number of database collaborators and their requests for support increase. Our database collaborators typically have world-wide operations and may require support at multiple U.S. and foreign sites. To provide this support, we may need to open offices in additional locations, which could result in additional burdens on our systems and resources.

WE DEPEND ON KEY EMPLOYEES IN A COMPETITIVE MARKET FOR SKILLED PERSONNEL, AND THE LOSS OF THE SERVICES OF ANY OF OUR KEY EMPLOYEES WOULD AFFECT OUR ABILITY TO ACHIEVE OUR OBJECTIVES

     We are highly dependent on the principal members of our management, operations and scientific staff. Our product development, operations and marketing efforts would be delayed or curtailed if we lose the services of any of these people.

     Our future success also will depend in part on the continued service of our executive management team, key scientific, software, bioinformatics and management personnel and our ability to identify, hire, train and retain additional personnel, including customer service, marketing and sales staff. We experience intense competition for qualified personnel. If we are unable to continue to attract, train and retain these per-sonnel, we may be unable to expand our business.

WE RELY ON A SMALL NUMBER OF SUPPLIERS OF PRODUCTS WE NEED FOR OUR BUSINESS, AND IF WE ARE UNABLE TO OBTAIN SUFFICIENT SUPPLIES, WE WILL BE UNABLE TO COMPETE EFFECTIVELY

     Currently we use gene sequencing machines supplied by Molecular Dynamics, a subsidiary of Amersham Pharmacia Biotech, Ltd., and chemicals used in the sequencing process, called reagents, supplied by Sigma-Aldrich, Inc. in our gene sequencing operations. If we are not able to obtain additional machines or an adequate supply of reagents or other materials at commercially reasonable rates, our ability to identify genes or genetic variations would be slower and more expensive.

IF THE INFORMATION WE OBTAIN FROM THIRD-PARTY DATA SOURCES IS CORRUPT OR VIOLATES THE LAW, OUR REVENUES AND OPERATING RESULTS COULD DECLINE

     We rely on and include in our databases scientific and other data supplied by others, including publicly available information from sources such as the Human Genome Project. This data could contain errors or other defects, which could corrupt our databases. In addition, we cannot guarantee that our data sources acquired this information in compliance with legal requirements. If this data caused database corruption or violated legal requirements, we would be unable to sell subscriptions to our databases. These lost sales would harm our revenue and operating results.

SECURITY RISKS IN ELECTRONIC COMMERCE OR UNFAVORABLE INTERNET REGULATIONS MAY DETER FUTURE USE OF OUR PRODUCTS AND SERVICES, WHICH COULD RESULT IN A LOSS OF REVENUES

     We plan to make our products available through our website on the Internet and have recently introduced our first online product, the LifeSeq Gene-by-Gene program. Our ability to provide secure transmissions of confidential information over the Internet may limit online use of our products and services by our database collaborators as we may be limited by our inability to provide secure transmissions of confidential information over the Internet. Advances in computer capabilities and new discoveries in the field of cryptography may comprise the security measures we use to protect our website, access to our databases, and transmissions to and from our website. If our security measures are breached, our proprietary information or confidential information about our collaborators could be misappropriated. Also, a security breach could result in interruptions in our operations. The security measures we adopt may not be sufficient to prevent breaches, and we may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, if the security of our website, or the website of another company, is breached, our collaborators may no longer use the Internet when the transmission of confidential information is involved. For example, recent attacks by computer hackers on major e-commerce websites and other Internet service providers have heightened concerns regarding the security and reliability of the Internet.

     Because of the growth in electronic commerce, the United States Congress has held hearings on whether to further regulate providers of services and transactions in the electronic commerce market. The federal government could enact laws, rules and regulations that would affect our business and operations. Individual states could also enact laws regulating the use of the Internet. If enacted, these federal and state laws, rules and regulations could require us to change our online business and operations, which could limit our growth and our development of our online products.

BECAUSE OUR ACTIVITIES INVOLVE THE USE OF HAZARDOUS MATERIALS, WE MAY BE SUBJECT TO COSTLY ENVIRONMENTAL LIABILITY THAT COULD EXCEED OUR RESOURCES

     Our research and development involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages, and this liability could exceed our resources.

     We believe that we are in compliance in all material respects with applicable environmental laws and regulations and currently do not expect to make material additional capital expenditures for environmental control facilities in the near term. However, we may have to incur significant costs to comply with current or future environ-mental laws and regulations.

BECAUSE OUR REVENUES ARE DERIVED PRIMARILY FROM THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES, OUR REVENUES MAY FLUCTUATE SUBSTANTIALLY DUE TO REDUCTIONS AND DELAYS IN RESEARCH AND DEVELOPMENT EXPENDITURES

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

IF A NATURAL DISASTER OCCURS, WE MAY HAVE TO CEASE OR LIMIT OUR BUSINESS OPERATIONS

     We conduct our database, sequencing and a significant portion of our other activities at our facilities in Palo Alto, California, and conduct our microarray-related activities at our facilities in Fremont, California. Both locations are in a seismically active area. Although we maintain business interruption insurance, we do not have or plan to obtain earth-quake insurance. A major catastrophe, such as an earthquake or other natural disaster, could result in a pro-longed interruption of our business.

WE HAVE A LARGE AMOUNT OF DEBT AND OUR DEBT SERVICE OBLIGATIONS MAY PREVENT US FROM TAKING ACTIONS THAT WE WOULD OTHERWISE CONSIDER TO BE IN OUR BEST INTERESTS.

     As  of  June  30,  2000,  we  had

-     total  consolidated  debt  of  approximately  $203.3  million,  and
-     stockholders'  equity  of  approximately  $601.9  million,  and
- a deficiency of earnings available to cover fixed charges of $13.5 million for the six months ended June 30, 2000.

     A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to the $200 million of convertible subordinated notes we sold in February 2000. The following table shows the aggregate amount of our principal and interest payments due in each of the five years:


Year  Aggregate Principal   Aggregate Interest
----  --------------------  -------------------

2000  $            796,000  $         5,531,000
2001                    --           11,000,000
2002                    --           11,000,000
2003                    --           11,000,000
2004                    --           11,000,000



     Our substantial leverage could have significant negative consequences for our future operations, including:

- increasing our vulnerability to general adverse economic and industry conditions;
-     limiting  our  ability  to  obtain  additional  financing;
- requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;
- limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or
- placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

PART  I:  FINANCIAL  INFORMATION
ITEM  3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities and its convertible subordinated notes. The Company's investment policy calls for investment in short term, low risk instruments. As of June 30, 2000, investment in marketable securities was $242.8 million. Due to the nature of these investments and notes, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2000, the change in the fair value of the portfolio would not be material.

The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments and long-term investments, entered into to further its business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical/biotech industry sector, in companies with which the Company has research and development or licensing agreements. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of June 30, 2000, long-term investments were $44.5 million.

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

          In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of the U.S. patent number 5,800,992 (the "'992 Patent") and U.S. patent number 5,744,305 (the "'305
Patent") by both Synteni and Incyte. The complaint alleges that the '305 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the United States high density arrays by Synteni and Incyte, that the '992 Patent has been infringed by the use of Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling, and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '305 and '992 Patents and, in addition, Affymetrix had sought a preliminary injunction enjoining Incyte and Synteni from using Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling as described in the '992 Patent. Affymetrix's request for a preliminary injunction was denied in May 1999. The court has scheduled a pretrial hearing in November 2000 to determine how to construe the patent claims that will be litigated in trial, but has not scheduled any other pretrial hearings or set a trial date.

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

(c)     Not  applicable

(d)     Not  applicable

ITEM  3     Defaults  Upon  Senior  Securities
     None

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders

On June 5, 2000, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting:

     1.  The  following  Directors  were  elected:


                         For         Withheld
                         ----------  --------
a. Roy A. Whitfield . .  24,178,558    65,461
b. Randal W. Scott. . .  24,178,573    65,446
c. Barry M. Bloom . . .  24,186,841    57,178
d. Jeffrey J. Collinson  24,188,192    55,827
e. Frederick B. Craves.  24,188,230    55,789
f. Jon S. Saxe. . . . .  24,187,095    56,924


     2. A proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock.

For. . . .  Against    Abstain
----------  ---------  -------
21,598,627  2,619,482   25,370


     3.

     A proposal to amend the Company's Certificate of Incorporation to change the name of the Corporation.

For. . . .  Against  Abstain
----------  -------  -------
24,188,972   29,034   26,013



     4.      A  proposal  to  amend  the  Company's  1991  Stock  Plan.

For. . . .  Against    Abstain
----------  ---------  -------
19,099,114  5,093,456   50,909


     5.  A  proposal  to  amend the Company's 1997 Employee Stock Purchase Plan.

For. . . .  Against  Abstain
----------  -------  -------
23,859,824  338,753   45,442



     6.  The  selection  of  the  Company's  independent  auditors  was ratified

 .

For. . . .  Against  Abstain
----------  -------  -------
24,198,504   21,680   23,835

ITEM  5     Other  Information
     None

ITEM  6     Exhibits  and  Reports  on  Form  8-K.

     a)     Exhibits
          See  Exhibit  Index  on  Page  31

     b)     Reports  on  Form  8-K
          None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           INCYTE GENOMICS, INC.



Date:     August  11,  2000     By:     /s/  Roy  A.  Whitfield
                                       -----------------------
                                       Roy  A.  Whitfield
                                       Chief  Executive  Officer


Date:     August  11,  2000     By:     /s/  John  M.  Vuko
                                       -------------------
                                       John  M.  Vuko
                                       Chief  Financial  Officer

                              INCYTE GENOMICS, INC.

                                  EXHIBIT INDEX






     NO.                 EXHIBIT                  PAGE
     ---  --------------------------------------  ----

xxx   27  Financial Data Schedule, June 30, 2000    32