Form 10-Q
period 2000-09-30
INCYTE GENOMICS INC
filed 2000-11-15
CIK 879169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or


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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 64,173,242 as of September 30, 2000.




                                        INCYTE GENOMICS, INC.

                                                INDEX





PART I: FINANCIAL INFORMATION                                                                   PAGE
----------------------------------------------------------------------------------------------  ----

ITEM 1  Financial Statements - Unaudited

            Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

            Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . . . . .     4

            Consolidated Statements of Comprehensive Income (Loss) . . . . . . . . . . . . . .     5

            Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . .     6

            Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .     7

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.    12

ITEM 3  Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . .    27

PART II: OTHER INFORMATION
----------------------------------------------------------------------------------------------

ITEM 1  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28

ITEM 2  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

ITEM 3  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

ITEM 4  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .    29

ITEM 5  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

ITEM 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

             Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

             Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31

PART  I:  FINANCIAL  INFORMATION
ITEM  1   FINANCIAL  STATEMENTS


                                       INCYTE GENOMICS, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                          (in thousands)
                                            (unaudited)


                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                         2000            1999
                                                                   ---------------  --------------
ASSETS
Current assets:
      Cash and cash equivalents . . . . . . . . . . . . . . . . .  $      328,377   $      32,220
      Marketable securities - available-for-sale. . . . . . . . .         316,255          34,717
      Accounts receivable, net. . . . . . . . . . . . . . . . . .          21,015          26,608
      Prepaid expenses and other current assets . . . . . . . . .          18,927          15,956
                                                                   ---------------  --------------
            Total current assets. . . . . . . . . . . . . . . . .         684,574         109,501

Property and equipment, net . . . . . . . . . . . . . . . . . . .          96,285          67,293
Long-term investments . . . . . . . . . . . . . . . . . . . . . .          54,590          19,275
Goodwill and other intangible assets, net . . . . . . . . . . . .          12,771          14,564
Deposits and other assets . . . . . . . . . . . . . . . . . . . .          17,704          11,301
                                                                   ---------------  --------------
            Total assets. . . . . . . . . . . . . . . . . . . . .  $      865,924   $     221,934
                                                                   ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable. . . . . . . . . . . . . . . . . . . . . .  $       11,848   $       6,501
      Accrued compensation. . . . . . . . . . . . . . . . . . . .          10,331           6,731
      Accrued and other current liabilities . . . . . . . . . . .          14,837          11,767
      Deferred revenue. . . . . . . . . . . . . . . . . . . . . .          16,255          26,459
                                                                   ---------------  --------------
            Total current liabilities . . . . . . . . . . . . . .          53,271          51,458

Non-current portion of capital lease obligations and note payable               -             194
Convertible subordinated notes. . . . . . . . . . . . . . . . . .         203,167               -
                                                                   ---------------  --------------
            Total liabilities . . . . . . . . . . . . . . . . . .         256,438          51,652
                                                                   ---------------  --------------

Stockholders' equity:
      Common stock. . . . . . . . . . . . . . . . . . . . . . . .              64              58
      Additional paid-in capital. . . . . . . . . . . . . . . . .         652,743         222,776
      Deferred compensation . . . . . . . . . . . . . . . . . . .            (367)           (806)
      Receivable from stockholders. . . . . . . . . . . . . . . .               -             (20)
      Accumulated other comprehensive income. . . . . . . . . . .          34,580           3,443
      Accumulated deficit . . . . . . . . . . . . . . . . . . . .         (77,534)        (55,169)
                                                                   ---------------  --------------
            Total stockholders' equity. . . . . . . . . . . . . .         609,486         170,282
                                                                   ---------------  --------------
            Total liabilities and stockholders' equity. . . . . .  $      865,924   $     221,934
                                                                   ===============  ==============


See accompanying notes



                               INCYTE GENOMICS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share amounts)
                                    (unaudited)



                                         THREE  MONTHS  ENDED  NINE  MONTHS  ENDED
                                            SEPTEMBER  30,        SEPTEMBER  30,
                                             2000       1999       2000       1999
                                         ---------  ---------  ---------  ---------
Revenues. . . . . . . . . . . . . . . .  $ 51,982   $ 35,415   $138,751   $110,938

Costs and expenses:
 Research and development . . . . . . .    51,880     36,874    138,621    104,240
 Selling, general and administrative. .    15,848      8,989     45,669     26,865
                                         ---------  ---------  ---------  ---------
Total costs and expenses. . . . . . . .    67,728     45,863    184,290    131,105
                                         ---------  ---------  ---------  ---------

Loss from operations. . . . . . . . . .   (15,746)   (10,448)   (45,539)   (20,167)

Interest and other income, net. . . . .    11,034      1,308     32,251      4,477
Interest expense. . . . . . . . . . . .    (2,886)       (72)    (7,794)      (226)
Losses from joint venture . . . . . . .         -     (1,854)    (1,283)    (4,447)
                                         ---------  ---------  ---------  ---------
Net loss. . . . . . . . . . . . . . . .  $ (7,598)  $(11,066)  $(22,365)  $(20,363)
                                         =========  =========  =========  =========






Basic and diluted net loss per share. .  $  (0.12)  $  (0.20)  $  (0.36)  $  (0.36)
                                         =========  =========  =========  =========
Shares used in computing
   basic and diluted net loss per share    64,064     56,380     62,825     56,020
                                         =========  =========  =========  =========




                             See accompanying notes

                              INCYTE GENOMICS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)

                                    THREE  MONTHS  ENDED   NINE  MONTHS  ENDED
                                        SEPTEMBER  30,       SEPTEMBER 30,
                                        2000       1999       2000       1999
                                     --------  ---------  ---------  ---------

Net loss. . . . . . . . . . . . . .  $(7,598)  $(11,066)  $(22,365)  $(20,363)

Other comprehensive income (loss),
   net of taxes:
     Unrealized gains (losses) on
         marketable securities. . .    6,669      1,082     30,321        (13)
     Foreign currency translation
         adjustments. . . . . . . .      933        139        816        (58)
                                     --------  ---------  ---------  ---------
Other comprehensive income (loss) .    7,602      1,221     31,137        (71)
                                     --------  ---------  ---------  ---------
Comprehensive income (loss) . . . .  $     4   $ (9,845)  $  8,772   $(20,434)
                                     ========  =========  =========  =========




                             See accompanying notes


                                    INCYTE GENOMICS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                         (unaudited)

                                                                         NINE  MONTHS  ENDED
                                                                            SEPTEMBER  30,
                                                                           2000       1999
                                                                        ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (22,365)  $(20,363)
     Adjustments to reconcile net loss to net cash provided by
         operating activities:
         Depreciation and amortization . . . . . . . . . . . . . . . .     26,163     20,087
         Losses in joint venture . . . . . . . . . . . . . . . . . . .      1,283      4,447
         Gain on sale of long-term investment. . . . . . . . . . . . .     (5,417)      (148)
         Changes in certain assets and liabilities:
              Accounts receivable. . . . . . . . . . . . . . . . . . .      5,593      6,278
              Prepaid expenses and other assets. . . . . . . . . . . .     (6,467)    (9,139)
              Accounts payable . . . . . . . . . . . . . . . . . . . .      5,347     (2,154)
              Accrued and other current liabilities. . . . . . . . . .      6,956      3,427
              Deferred revenue . . . . . . . . . . . . . . . . . . . .    (10,204)    (7,112)
                                                                        ----------  ---------
Net cash provided by (used in) operating activities. . . . . . . . . .        889     (4,677)
                                                                        ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of long-term investments . . . . . . . . . . . . . . . .     (9,090)    (4,183)
     Proceeds from the sale of long-term investments . . . . . . . . .      7,917      2,644
     Capital expenditures. . . . . . . . . . . . . . . . . . . . . . .    (49,654)   (27,771)
     Purchases of marketable securities. . . . . . . . . . . . . . . .   (449,778)   (23,013)
     Sales and maturities of marketable securities . . . . . . . . . .    168,553     43,058
                                                                        ----------  ---------
Net cash used in investing activities. . . . . . . . . . . . . . . . .   (332,052)    (9,265)
                                                                        ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock under the stock option
              purchase plans . . . . . . . . . . . . . . . . . . . . .     26,813      6,184
     Proceeds from issuance of common stock, net of issuance costs . .    403,351          -
     Proceeds from the issuance of convertible subordinated notes, net
              of issuance costs. . . . . . . . . . . . . . . . . . . .    196,800          -
     Repayment of receivable from stockholder. . . . . . . . . . . . .         20         13
     Principal payments on capital lease obligations and note payable.       (480)      (857)
                                                                        ----------  ---------
Net cash provided by financing activities. . . . . . . . . . . . . . .    626,504      5,340
                                                                        ----------  ---------

Effect of exchange rate on cash and cash equivalents . . . . . . . . .        816        (58)
                                                                        ----------  ---------

Net increase (decrease) in cash and cash equivalents . . . . . . . . .    296,157     (8,660)
Cash and cash equivalents at beginning of period . . . . . . . . . . .     32,220     50,048
                                                                        ----------  ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .    328,377   $ 41,388
                                                                        ==========  =========



                             See accompanying notes

                                     ======
                              INCYTE GENOMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

2.  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 2000, statements of operations for the three and nine months ended September 30, 2000 and 1999, statements of comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999 and the statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The balance sheet at December 31, 1999 has been derived from audited financial statements.

     In July 2000, the Company's board of directors approved a two-for-one stock split in the form of a stock dividend. Stockholders of record at the close of August 7, 2000 received one additional share for each share of common stock held at the time. The additional shares were distributed to eligible stockholders on August 31, 2000. All share and per share data have been adjusted retroactively to reflect the split.

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

3.  PROPERTY  AND  EQUIPMENT

  Property and equipment consisted of:                 SEPTEMBER 30,   DECEMBER 31,
                                                            2000          1999
                                                            ----          ----
           Office equipment                               $  5,033    $   4,630
           Laboratory equipment                             29,139       25,297
           Computer equipment and software                  88,156       52,565
           Leasehold improvements                           46,771       37,941
                                                           -------      -------
                                                           169,099      120,433
           Less accumulated depreciation and amortization  (72,814)     (53,140)
                                                           --------     --------
                                                          $ 96,285    $  67,293
                                                           ========   ==========


4.  CONVERTIBLE  SUBORDINATED  NOTES

          In February 2000, in a private placement, the Company issued $200 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to all senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. The Company may, at its option, redeem the notes at any time before February 7, 2003, but only if the Company's stock price exceeds 150% of the conversion price for 20 trading days in a period of 30 consecutive trading days. On or after February 7, 2003 the Company may, at its option, redeem the notes at specific prices. Holders may require the Company to repurchase the notes upon a change in control, as defined.

5.  REVENUE  RECOGNITION

          Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For database collaboration agreements, revenues are recognized evenly over the term of each agreement. Sales of products that require no ongoing obligations are recognized upon transfer of title. Revenues from custom orders, such as custom sequencing, are recognized upon completion and delivery. Revenues from genomic screening services are recognized upon completion. Revenue from gene expression microarray services includes technology access fees, which are generally recognized ratably over the access term, and usage fees which are recognized at the completion of key stages in the performance of the service, in proportion to costs incurred. In accordance with SOP 97-2, software revenue is allocated between license fees and maintenance fees with the license revenue being recognized upon installation, and maintenance fees recognized evenly over the maintenance term. Revenue is deferred for fees received before earned.

6.  NET  LOSS  PER  SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below.

                                         THREE  MONTHS  ENDED  NINE  MONTHS  ENDED
                                             SEPTEMBER  30,      SEPTEMBER  30,
                                           2000       1999      2000       1999
                                         --------  ---------  ---------  ---------
Numerator:
 Net loss . . . . . . . . . . . . . . .  $(7,598)  $(11,066)  $(22,365)  $(20,363)
                                         ========  =========  =========  =========

Denominator:
 Denominator for basic net loss
    per share - weighted-average shares   64,064     56,380     62,825     56,020

 Dilutive potential common shares-
    stock options . . . . . . . . . . .        -          -          -          -
                                         --------  ---------  ---------  ---------

       Denominator for diluted net loss
           per share. . . . . . . . . .   64,064     56,380     62,825     56,020
                                         ========  =========  =========  =========

Basic and diluted net loss per share. .  $ (0.12)  $  (0.20)  $  (0.36)  $  (0.36)
                                         ========  =========  =========  =========



          Options to purchase 7,696,420 and 8,395,320 shares of common stock were outstanding at September 30, 2000 and 1999, respectively, and notes convertible into 2,966,500 shares of common stock were outstanding at September 30, 2000, but were not included in the computation of diluted net loss per share, as their effect was anti-dilutive.

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

On April 6, 2000, diaDexus obtained additional financing through a private equity offering. In conjunction with the offering, diaDexus converted from an LLC into a corporation and repaid in full the $2.5 million principal amount of, together with accrued interest on, the convertible note held by the Company. Under diaDexus' new capital structure, the Company no longer has the ability to exert significant influence over diaDexus. Accordingly, the Company accounts for its investment in diaDexus under the cost method of accounting as of the date of the financing.

     diaDexus purchased $0.7 million and $2.0 million of contract sequencing and microarray services from the Company in the three and nine months ended September 30, 2000, respectively and $1.4 million and $1.7 million in the corresponding periods in 1999.

8.  SEGMENT  REPORTING

     The Company operates primarily in one reportable segment: the design, development, and marketing of genomic information-based tools, and follows the requirements of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. For the three and nine months ended September 30, 2000, the Company recorded revenue from customers throughout the United States and in Canada, Austria, Belgium, France, Germany, Israel, Japan, Netherlands, Switzerland, and the United Kingdom. Export revenue for the three and nine months ended September 30, 2000 were $10.8 million and $32.9 million, respectively, and $7.8 million and $30.5 million for the three and nine months ended September 30, 1999, respectively.

9.  NEW  PRONOUNCEMENTS

          In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. ("SFAS 133"). SFAS 133 established standards for accounting and reporting derivative instruments and hedging activities. The Company will adopt SFAS 133 in the first quarter of 2001, and is evaluating the effects that SFAS 133 will have on its financial position and results of operations.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees. The Company is currently evaluating SAB 101 as to whether it would have any material impact on the Company. Should the Company determine that a change in its accounting policy is necessary, such a change will be made in the fourth quarter of 2000, effective in the first quarter of 2001 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Financial statements prior to January 1, 2000 will not be restated.

     In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. The Company adopted FIN 44 on July 1, 2000 and such adoption had no impact on the consolidated financial position or results of operations as currently reported.

10.  LITIGATION

     In January 1998, Affymetrix, Inc. ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware, subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of U.S. patent number 5,445,934 (the "'934 Patent") by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the U.S. high density arrays by Synteni and Incyte and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorney's fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni.

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

     In April 1999, the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office ("PTO") declared interferences between pending patent applications licensed exclusively to Incyte and the Affymetrix '305 and '992 Patents. An interference proceeding is invoked by the PTO when more than one patent applicant claims the same invention. The Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. In September 1999, the Board of Patent Appeals and Interferences determined that Incyte had not met its prima facie case, and ruled that the patents licensed by Incyte and Synteni from Stanford University were not entitled to priority over corresponding claims in the two Affymetrix patents. Incyte is seeking de novo review of the Board decisions in the United States District Court for the Northern District of California.

     In August 2000, Incyte filed a lawsuit against Affymetrix in the United States District Court for the Northern District of California alleging infringement of U.S. patent numbers 5,716,785 and 5,891,636. The patents relate to technologies used in the amplification of RNA and the generation of gene expression information. Affymetrix has filed counterclaims in this lawsuit that allege, among other things, that Incyte and Synteni infringe U.S. patent number 6,040,193 (the "'193 Patent") and U.S. patent number 5,871,928 (the "'928
Patent"). These counterclaims allege that Incyte and Synteni infringe these patents by making, using, offering to sell and/or selling within the United States the inventions claimed in the patents, including, in the case of the '193 Patent, methods for forming microarrays and, in the case of the '928 Patent, methods for analyzing nucleic acids. The counterclaims also allege that Incyte and Synteni engaged in acts of unfair competition under California statutory and common law. Affymetrix seeks a permanent injunction enjoining Incyte and Synteni from further infringement of the '193 Patent and '928 Patent and, in addition, seeks damages, costs and attorneys' fees and interest. Affymetrix further requests that any such damages arising from the infringement claims be trebled based on its allegation of willful infringement by Incyte and Synteni.

     In December 1999 and August 2000, Incyte filed lawsuits against Gene Logic Inc. ("Gene Logic") in the United States District Court for the Northern District of California alleging patent infringement. Gene Logic has filed counterclaims alleging, among other things, that Incyte committed acts of unfair competition under California statutory and common law. Gene Logic seeks, among other things, damages, costs and attorneys' fees.

     Incyte and Synteni believe they have meritorious defenses and intend to defend the suits and counterclaims brought by Affymetrix and Gene Logic vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of these suits and counterclaims. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from these suits and counterclaims due to uncertainty regarding the ultimate outcome. Regardless of the outcome, this litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all.


11.  PRIVATE  PLACEMENT  OF  EQUITY

     In February 2000, in a private placement, the Company issued 4,000,000 shares of its common stock at a price of $105.50 per share, resulting in net proceeds of $403.4 million.

PART  I:  FINANCIAL  INFORMATION
ITEM  2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     In July 2000, the Company's board of directors approved a two-for-one stock split in the form of a stock dividend. Incyte stockholders of record at the close of August 7, 2000 received one additional share for each share of common stock held at the time. The additional shares were distributed to eligible stockholders on August 31, 2000.

     Revenues recognized by the Company consist primarily of non-exclusive database access fees related to database agreements. Revenues also include the sales of genomic screening products and services, fees for contract sequencing services, research programs, sales of genomic data management software tools, and fees for microarray-based gene expression services. The Company's database agreements provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database subscriber will ever generate products from information contained within the databases and thus that the Company will ever receive additional milestone payments or royalties. The Company's ability to maintain and increase revenues depends on its ability to obtain additional database subscribers, to retain existing subscribers, to expand its product and service offerings and to expand its customer base. The loss of revenues from any individual database agreement, if terminated or not renewed, could have an adverse impact on the Company's results of operations, although it is not anticipated to have a material adverse impact on the Company's business or financial conditions.

     In an effort to broaden its business, the Company is investing in a number of new areas, including SNP discovery, proteomics, expression databases and the sale of its products over the internet. Given that many of these address new markets, or involve untested technologies, it is not known if any of them will generate revenues or if the revenues will be sufficient to provide an adequate return on the investment. Depending on the investment required and the timing of such investments, expenses or losses related to these investments could adversely affect operating results. In addition to its investments in these new areas, the Company is investing in its sequencing and bioinformatics in 2000. As a result, the Company expects to report a net loss at least through 2000. If the costs of these new and existing programs are greater than anticipated, or if these programs take longer to complete, or if losses are incurred from strategic investments, the Company may incur losses in future periods, as well.

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

     In September 1997, the Company formed a joint venture, diaDexus, LLC ("diaDexus"), with SmithKline Beecham Corporation ("SB") which utilizes genomic and bioinformatics technologies in the discovery and commercialization of molecular diagnostics. Through April 6, 2000, the Company and SB each held a 50 percent equity interest in diaDexus, during which time the investment was accounted for under the equity method of accounting. On April 6, 2000, diaDexus converted from an LLC to a corporation and completed a private equity financing at which time the Company no longer had significant influence over diaDexus. Accordingly, the Company began accounting for its investment in diaDexus under the cost method of accounting as of the date of the financing.

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

     The Company has incurred and may continue to incur substantial expenses in its defense of the lawsuits filed in January and September 1998 by Affymetrix, Inc. ("Affymetrix") alleging patent infringement by Synteni and Incyte and in the lawsuits filed by the Company against Affymetrix in August 2000 and Gene Logic Inc. ("Gene Logic") in December 1999 and August 2000.

     In its lawsuits against Incyte and Synteni, Affymetrix seeks a preliminary injunction enjoining Incyte and Synteni from using certain microarray technology in a manner alleged to infringe an Affymetrix patent and a permanent injunction enjoining Incyte and Synteni from further infringement of certain Affymetrix patents. In addition, Affymetrix seeks damages, costs, attorneys' fees and interest. Affymetrix further requests that any such damages be trebled on its allegation of willful infringement by Incyte and Synteni. With respect to the lawsuits filed by Incyte, Affymetrix has filed counterclaims against Incyte and Synteni, and Gene Logic has filed counterclaims against Incyte. See Note 10 of Notes to Consolidated Financial Statements.

     Incyte and Synteni believe they have meritorious defenses and intend to defend these suits and counterclaims vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of these suits. At this time, the Company cannot reasonably estimate the possible range of any loss related to these suits and counterclaims due to uncertainty regarding the ultimate outcome. Regardless of the outcome, this litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Any future litigation could result in similar expenses and diversion of efforts. Further, there can be no assurance that any license that may be required as a result of these suits and counterclaims or the outcome thereof would be made available on commercially acceptable terms, if at all.

RESULTS  OF  OPERATIONS

     Net loss and diluted net loss per share were $7.6 million and $22.4 million and $0.12 and $0.36 per share for the three and nine months ended September 30, 2000, respectively, as compared to $11.1 million and $20.4 million and $0.20 and $0.36 per share in the corresponding periods in 1999. The number of shares used to compute diluted net loss per share for the three and nine months ended September 30, 2000 was impacted by a private equity offering of 4,000,000 shares of common stock in February 2000.

     Revenues for the three and nine months ended September 30, 2000 increased to $52.0 million and $138.8 million, respectively, compared to $35.4 million and $110.9 million for the corresponding periods in 1999. Revenues resulted primarily from database and related products and services and, to a lesser extent, from the Company's custom genomics product line, which includes genomic screening products and services, gene expression services and custom sequencing services. The increase in revenues was primarily attributable to database agreements with new customers, revenues from the Pfizer partner program, revenues from new products such as expression databases and the in silico Single Nucleotide Polymorphism ("isSNP") product, as well as increased revenues from custom genomics products and services.

     Total costs and expenses for the three and nine months ended September 30, 2000 increased to $67.7 million and $184.3 million, respectively, compared to $45.9 million and $131.1 million for the corresponding periods in 1999. Total costs and expenses may increase in the foreseeable future due to the continued investment in the development of new products and services, and due to costs associated with the expansion of the Company's customer base.

     Research and development expenses for the three and nine months ended September 30, 2000 increased to $51.9 million and $138.6 million, respectively, compared to $36.9 million and $104.2 million for the corresponding periods in 1999. The increase in research and development expenses resulted primarily from an increase in bioinformatics and software development efforts, SNP discovery efforts, microarray production, partner program expenses, expression database development, and the development of internet and e-commerce products. Research and development spending may increase as the Company continues to pursue the development of new database products and services, expansion of existing database products, increases in sequencing, bioinformatics, expression database development and SNP discovery operations, development of internet and e-commerce products and services and investments in new technologies.

     Selling, general and administrative expenses for the three and nine months ended September 30, 2000 increased to $15.8 million and $45.7 million compared to $9.0 million and $26.9 million for the corresponding periods in 1999. The increase in selling, general and administrative expenses resulted primarily from the growth in the Company's sales and marketing function, including its branding efforts, and increased personnel to support the growing complexity of the Company's operations. The Company's operations were also impacted by legal expenses from the patent infringement lawsuits with Affymetrix and GeneLogic of approximately $2.2 million and $5.6 million in the three and nine months ended September 30, 2000, respectively and $1.0 million and $5.1 million in the corresponding periods in 1999. The Company expects that selling, general and administrative expenses will continue to increase due to continued growth in marketing, sales and customer support functions, legal expenses related to the Company's patent infringement lawsuits with Affymetrix and GeneLogic and increases in personnel to support the Company's growing complexity.

     Interest and other income, net for the three and nine months ended September 30, 2000 increased to $11.0 million and $32.3 million, respectively from $1.3 million and $4.5 million for the corresponding periods in 1999. The increase was primarily due to increased interest income resulting from higher cash balances from the Company's convertible subordinated note and private equity offerings in February 2000, and a $5.4 million gain on the exercise of a warrant and March 2000 sale of the underlying common shares in one of its long-term strategic investments.

     Interest expense for the three and nine months ended September 30, 2000 increased to $2.9 million and $7.8 million, respectively, from $0.1 million and $0.2 million for the corresponding periods in 1999. The increase was due to the issuance of $200.0 million of convertible subordinated notes issued in February 2000.

     The Company incurred no losses from joint venture for the three months ended September 30, 2000 and $1.3 million for the nine months ended September 30, 2000 compared to $1.9 million and $4.4 million for the corresponding periods in 1999. The loss represents the Company's share of diaDexus' losses from operations. Beginning on April 6, 2000, the Company accounted for its investment in diaDexus under the cost method of accounting and therefore did not reflect diaDexus' losses in the Company's statement of operations in the three months ended September 30, 2000.

     Due to the Company's expected loss in 2000, the Company expects a minimal effective annual income tax rate, which is consistent with the corresponding periods a year ago.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2000, the Company had $644.6 million in cash, cash equivalents and marketable securities, compared to $66.9 million as of December 31, 1999. The Company has classified all of its marketable securities as short-term, as the Company may choose not to hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

     Net cash provided by operating activities was $0.9 million for the nine months ended September 30, 2000, as compared to net cash used of $4.7 million for the nine months ended September 30, 1999. The improvement was primarily due to the increase in accounts payable and accrued and other current liabilities in 2000 as compared to 1999. These changes were partially offset by the higher net loss before non-cash and non-operating activities and the decrease in deferred revenues. Net cash generated by operating activities may in the future fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators.

     The Company's investing activities, other than purchases, sales and maturities of marketable securities, have consisted of capital expenditures and long-term investments. Capital expenditures for the nine months ended September 30, 2000 were $49.7 million as compared to $27.8 million in the same period in 1999, primarily due to the expansion of the Company's facilities, increases in computer equipment and software to support operations and its internet related initiative. The Company generated net proceeds of $5.4 million on the exercise of a warrant and March 2000 sale of the underlying common shares in one of its long term strategic investments and $2.5 million from the repayment of a note from diaDexus in April 2000. The Company also made long-term strategic equity investments in two companies totaling $9.1 million. Net cash used by investing activities may in the future fluctuate significantly from quarter to quarter due to the timing of investments in and sales of strategic equity investments, capital expenditures and maturity/sales and purchases of marketable securities.

     In February 2000, in a private placement, the Company issued $200.0 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. The Company may redeem the notes at any time before February 7, 2003, only if the Company's stock price exceeds 150% of the conversion price for 20 trading days in a period of 30 consecutive trading days. On or after February 7, 2003 the Company may redeem the notes at specific prices. Holders may require the Company to repurchase the notes upon a change in control, as defined.

     In February 2000, in a private placement, the Company issued 4,000,000 shares of its common stock at a price of $105.50 per share, resulting in net proceeds of $403.4 million.

     Net cash provided by financing activities was $626.5 million for the nine months ended September 30, 2000 as compared to $5.3 million for the corresponding period in 1999. The 2000 activity included the net proceeds from the private equity offering, the net proceeds from the convertible subordinated notes, and the proceeds from the issuance of stock under the Company's stock option plans and Employee Stock Purchase Plan of $26.8 million.

     The Company expects to continue to have net cash outflows through 2000 as it: invests in its sequencing, bioinformatics, expression database development, and SNP discovery programs; invests in data-processing-related computer hardware to support its existing and new database products and to enable the on-line delivery of those products; continues to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; makes strategic investments; continues to make improvements in existing facilities; and invests in sales and marketing to broaden its customer base.

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

WE HAVE HAD ONLY LIMITED PERIODS OF PROFITABILITY, WE EXPECT TO INCUR LOSSES IN THE FUTURE AND WE MAY NOT RETURN TO PROFITABILITY

     We had net losses from inception in 1991 through 1996 and again incurred net losses in 1999 and the nine months ended September 30, 2000. Because of those losses, we had an accumulated deficit of $77.5 million as of September 30, 2000. In 2000, we intend to continue to spend significant amounts on new product and technology development, including making our products available online, and to increase our investment in marketing, sales and customer service. The amounts we intend to spend on new product and technology development include spending for our efforts to determine the sequence of genes, or genomic sequencing, determine gene functions, develop database and software products such as our gene expression database, discover SNPs, expand research and development alliances, and develop electronic commerce products. As a result, we expect to incur losses in 2000. We may report net losses in future periods as well. We will not return to profitability unless we increase our revenues or reduce our expenses.

TO GENERATE SIGNIFICANT REVENUES AND RETURN TO PROFITABILITY, WE MUST OBTAIN ADDITIONAL DATABASE COLLABORATORS AND RETAIN EXISTING COLLABORATORS

     As of September 30, 2000, we had over 20 database agreements. If we are unable to enter into additional agreements we may not generate additional revenues. Also, our current database collaborators may choose not to renew their agreements upon expiration. Our database revenues are also affected by the extent to which existing collaborators expand their agreements with us to include our new database products and the extent that existing collaborators reduce the number of products or services for which they subscribe. Some of our database agreements require us to meet performance obligations. A database collaborator can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period.

OUR LONGER-TERM STRATEGY FOR PROFITABILITY INCLUDES LICENSES UNDER OUR GENE-RELATED INTELLECTUAL PROPERTY TO OUR DATABASE COLLABORATORS, BUT THESE LICENSES MAY NOT CONTRIBUTE TO REVENUES FOR SEVERAL YEARS, AND MAY NEVER RESULT IN REVENUES

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

OUR OPERATING RESULTS ARE UNPREDICTABLE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE AND RESULT IN LOSSES TO INVESTORS

     Our operating results are unpredictable and may fluctuate significantly from period to period, which may cause our stock price to decline and result in losses to investors. Some of the factors that could cause our operating results to fluctuate include:

- changes in the demand for our products and services, including our database business;
- the introduction of competitive databases or services, including databases of publicly available, or public domain, genetic information;
- the nature, pricing and timing of other products and services provided to our collaborators;
- acquisition, licensing and other costs related to the expansion of our operations, including operating losses of acquired businesses;
- losses and expenses related to our investments in joint ventures and businesses;
- regulatory developments or changes in public perceptions relating to the use of genetic informa-tion and the diagnosis and treatment of disease based on genetic information;
- changes in intellectual property laws that affect our rights in genetic information that we sell;
- payments of milestones, license fees or research payments under the terms of our increasing number of external alliances; and
- expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights, including the lawsuits filed by Affymetrix and counterclaims filed by Affymetrix and Gene Logic.

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

OUR INDUSTRY IS INTENSELY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, OUR REVENUES MAY DECLINE

     We compete in markets that are new, intensely competitive, rapidly changing, and fragmented. Many of our current and potential competitors have greater financial, human and other resources than we do. If we cannot respond quickly to changing customer requirements, secure intellectual property positions, or adapt quickly and obtain access to new and emerging technologies, our revenues may decline. Our competitors include:

-     Affymetrix,  Inc.,
-     Celera  Genomics  Group  of  PE  Corporation,
-     CuraGen  Corporation,
-     Gene  Logic  Inc.,
-     Human  Genome  Sciences,  Inc.,
-     major  pharmaceutical  companies,  and
- universities and other research institutions, including The SNP Consortium, which is funded by a number of pharmaceutical companies, and those receiving funding from the federally funded Human Genome Project.

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

OUR REVENUES COULD DECLINE DUE TO PATENT POSITIONS BECOMING PUBLICLY AVAILABLE, OR DUE TO OUR COMPETITORS PUBLICLY DISCLOSING THEIR DISCOVERIES

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

WE  ARE  INVOLVED  IN  PATENT  LITIGATION, WHICH IF NOT RESOLVED FAVORABLY COULD
REQUIRE  US  TO  PAY  DAMAGES  AND  STOP  SELLING  AND USING MICROARRAY PRODUCTS

     We are currently involved in patent litigation. If we lose this litigation we could be prevented from producing and using our microarray products and be required to pay damages. In January 1998, Affymetrix filed a lawsuit in federal court alleging infringement of U.S. patent number 5,445,934 by both Synteni and Incyte. The complaint alleges that Synteni and Incyte infringed the '934 Patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on its allegation of willful infringement by Incyte and Synteni.

     In September 1998, Affymetrix filed an additional lawsuit in Federal Court, alleging Synteni and Incyte infringed U.S. patent number 5,800,992 and U.S. patent number 5,744,305. The complaint alleges that Synteni and Incyte infringed the '305 Patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays. It also alleges that Synteni and Incyte infringed the '992 Patent by using their GEM microarray technology to conduct gene expression monitoring using two-color labeling, and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '305 and '992 Patents. In addition, Affymetrix had sought a preliminary injunction enjoining Incyte and Synteni from using Synteni's and Incyte's GEM microarray technology to conduct gene expression monitoring using two-color labeling as described in the '992 Patent. Affymetrix's request for a preliminary injunction was denied in May 1999. The court has scheduled a pretrial hearing in November 2000 to determine how to construe the patent claims that will be litigated in trial, but has not scheduled any other pretrial hearings or set a trial date.

     In April 1999, the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office declared interferences between pending patent applications licensed exclusively to us and the Affymetrix '305 and '992 Patents. The Board of Patent Appeals and Interferences invokes an interference proceeding when more than one patent applicant claims the same invention. During the proceeding, the Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. In September 1999, the Board of Patent Appeals and Interferences determined that we had not met our prima facie case, and ruled that the patents licensed by Incyte and Synteni from Stanford University were not entitled to priority over corresponding claims in the two Affymetrix patents. We are seeking de novo review of the Board's decisions in the United States District Court for the Northern District of California.

     In August 2000, we filed a lawsuit against Affymetrix in federal court alleging infringement of U.S. patent numbers 5,716,785 and 5,891,636. The patents relate to technologies used in the amplification of RNA and the generation of gene expression information. Affymetrix has filed counterclaims in this lawsuit that allege, among other things, that Incyte and Synteni infringe U.S. patent number 6,040,193 and U.S. patent number 5,871,928. These counterclaims allege that Incyte and Synteni infringe these patents by making, using, offering to sell and/or selling within the United States the inventions claimed in the patents, including, in the case of the '193 Patent, methods for forming microarrays and, in the case of the '928 Patent, methods for analyzing nucleic acids. The counterclaims also allege that Incyte and Synteni engaged in acts of unfair competition under California statutory and common law. Affymetrix seeks a permanent injunction enjoining Incyte and Synteni from further infringement of the '193 Patent and '928 Patent and, in addition, seeks damages, costs and attorneys' fees and interest. Affymetrix further requests triple damages from the infringement claims based on its allegation of willful infringement by Incyte and Synteni.

     In December 1999 and August 2000, we filed lawsuits against Gene Logic Inc. in federal court alleging patent infringement. Gene Logic has filed counterclaims alleging, among other things, that we committed acts of unfair competition under California statutory and common law. Gene Logic seeks, among other things, damages, costs and attorneys' fees.

     We believe we have meritorious defenses and intend to defend the suits and counterclaims brought by Affymetrix and Gene Logic vigorously. However, our defenses may be unsuccessful. At this time, we cannot reasonably estimate the possible range of any loss resulting from these suits and counterclaims due to uncertainty regarding the ultimate outcome. Regardless of the outcome, this litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of our management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all. This litigation may also affect our potential customers' willingness to use our microarray services and gene expression databases, which could affect our revenue.

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

IF  OUR  STRATEGIC  INVESTMENTS  RESULT  IN  LOSSES,  OUR  EARNINGS  MAY DECLINE

     We make strategic investments in joint ventures or businesses that complement our business. These investments may:

- often be made in securities lacking a public trading market or subject to trading restrictions, either of which increases our risk and reduces the liquidity of our investment;
- require us to record losses and expenses related to our ownership interest, such as the losses we reported in 1997, 1998, 1999 and the first quarter of 2000 related to our investment in diaDexus, LLC;
- require us to record charges related to the acquisition of in-process technologies or for the impairment in the value of the securities underlying our investment; and
- require us to invest greater amounts than anticipated or to devote substantial management time to the management of research and development relationships and joint ventures.

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

     Currently, we use gene sequencing machines supplied by Molecular Dynamics, a subsidiary of Amersham Pharmacia Biotech, Ltd., and chemicals used in the sequencing process, called reagents, supplied by Sigma-Aldrich, Inc. in our gene sequencing operations. If we are not able to obtain additional machines or an adequate supply of reagents or other materials at commercially reasonable rates, our ability to identify genes or genetic variations would be slower and more expensive.

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

     We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to the pharmaceutical and biotechnology industries as well as to the academic community. Accordingly, our success will depend in large part upon the success of the companies within these industries and their demand for our products and services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by companies in these industries or by the academic community. These reductions and delays may result from factors such as:

-     changes  in  economic  conditions;
-     consolidation  in  the  pharmaceutical  industry;
- changes in the regulatory environment, including governmental pricing controls, affecting health care and health care providers;
-     pricing  pressures;
-     market-driven  pressures on companies to consolidate and reduce costs; and
-     other  factors  affecting  research  and  development  spending.

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

     As  of  September  30,  2000,  we  had

-     total  consolidated  debt  of  approximately  $203.2  million,
-     stockholders'  equity  of  approximately  $609.5  million,  and
- a deficiency of earnings available to cover fixed charges of $13.3 million for the nine months ended September 30, 2000.

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

PART  I:  FINANCIAL  INFORMATION
ITEM  3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities and its convertible subordinated notes. The Company's investment policy calls for investment in short term, low risk instruments. As of September 30, 2000, investment in marketable securities was $316.3 million. Due to the nature of these investments and notes, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2000, the change in the fair value of the portfolio would not be material.

The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments and long-term investments, entered into to further its business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical/biotech industry sector, in companies with which the Company has research and development or licensing agreements. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of September 30, 2000, long-term investments were $54.6 million.

The Company typically does not hedge its foreign currency exposure. Management does not believe that the Company's exposure to foreign currency rate fluctuations is material.

PART  II:  OTHER  INFORMATION

ITEM  1     Legal  Proceedings

          In January 1998, Affymetrix, Inc. ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware, subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of U.S. patent number 5,445,934 (the "'934 Patent") by both Synteni and Incyte. The complaint alleges that the '934 Patent has been infringed by the making, using, selling, importing, distributing or offering to sell in the U.S. high density arrays by Synteni and Incyte and that such infringement was willful. Affymetrix seeks a permanent injunction enjoining Synteni and Incyte from further infringement of the '934 Patent and, in addition, seeks damages, costs and attorneys' fees and interest. Affymetrix further requests that any such damages be trebled based on its allegation of willful infringement by Incyte and Synteni.

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

          In April 1999, the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office ("PTO") declared interferences between pending patent applications licensed exclusively to Incyte and the Affymetrix '305 and '992 Patents. An interference proceeding is invoked by the PTO when more than one patent applicant claims the same invention. The Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. In September 1999, the Board of Patent Appeals and Interferences determined that Incyte had not met its prima facie case, and ruled that the patents licensed by Incyte and Synteni from Stanford University were not entitled to priority over corresponding claims in the two Affymetrix patents. The Company is seeking de novo review of the Board decisions in the United States District Court for the Northern District of California.

     In August 2000, Incyte filed a lawsuit against Affymetrix in the United States District Court for the Northern District of California alleging infringement of U.S. patent numbers 5,716,785 and 5,891,636. The patents relate to technologies used in the amplification of RNA and the generation of gene expression information. Affymetrix has filed counterclaims in this lawsuit that allege, among other things, that Incyte and Synteni infringe U.S. patent number 6,040,193 (the "'193 Patent") and U.S. patent number 5,871,928 (the "'928
Patent"). These counterclaims allege that Incyte and Synteni infringe these patents by making, using, offering to sell and/or selling within the United States the inventions claimed in the patents, including, in the case of the '193 Patent, methods for forming microarrays and, in the case of the '928 Patent, methods for analyzing nucleic acids. The counterclaims also allege that Incyte and Synteni engaged in acts of unfair competition under California statutory and common law. Affymetrix seeks a permanent injunction enjoining Incyte and Synteni from further infringement of the '193 Patent and '928 Patent and, in addition, seeks damages, costs and attorneys' fees and interest. Affymetrix further requests that any such damages arising from the infringement claims be trebled based on its allegation of willful infringement by Incyte and Synteni.

          In December 1999 and August 2000, Incyte filed lawsuits against Gene Logic Inc. ("Gene Logic") in the United States District Court for the Northern District of California alleging patent infringement. Gene Logic has filed counterclaims alleging, among other things, that Incyte committed acts of unfair competition under California statutory and common law. Gene Logic seeks, among other things, damages, costs and attorneys' fees.

          Incyte and Synteni believe they have meritorious defenses and intend to defend the suits and counterclaims brought by Affymetrix and Gene Logic vigorously. However, there can be no assurance that Incyte and Synteni will be successful in the defense of these suits and counterclaims. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from these suits and counterclaims due to uncertainty regarding the ultimate outcome. Regardless of the outcome, this litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this suit or the outcome thereof would be made available on commercially acceptable terms, if at all.

ITEM  2     Changes  in  Securities

(a)     Not  applicable

(b)     Not  applicable

(c)     Not  applicable

(d)     Not  applicable

ITEM  3     Defaults  Upon  Senior  Securities
     None

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders

None

ITEM  5     Other  Information
     None

ITEM  6     Exhibits  and  Reports  on  Form  8-K.

     a)     Exhibits
          See  Exhibit  Index  on  Page  31

     b)     Reports  on  Form  8-K

The Company filed 3 reports on Form 8-K during the fiscal quarter covered by this report, as follows:

(i) Current Report on Form 8-K filed on July 25, 2000, reporting under item 5 the Company's announcement of the Company's board of directors approving a two-for-one stock split in the form of a stock dividend.

(ii)     Current  Report  on  Form 8-K filed on August 25, 2000, reporting under item 5 the Company's announcement that Dr. Randy Scott will assume the role of Chairman of the Board and step down as President and Chief Scientific Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           INCYTE GENOMICS, INC.



Date:     November  14,  2000     By:       /s/  Roy  A.  Whitfield
                                           -------------------------
                                           Roy  A.  Whitfield
                                           Chief  Executive  Officer


Date:     November  14,  2000     By:       /s/  John  M.  Vuko
                                          --------------------------
                                          John  M.  Vuko
                                          Chief  Financial  Officer

                              INCYTE GENOMICS, INC.

                                  EXHIBIT INDEX






     NO.                    EXHIBIT                    PAGE
     ---  -------------------------------------------  ----

     27  Financial Data Schedule, September 30, 2000    32