Form 10-K
period 2000-12-31
INCYTE GENOMICS INC
filed 2001-04-02
CIK 879169

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 2000
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                        Commission File Number: 0-27488

                             INCYTE GENOMICS, INC.
                    (Formerly Incyte Pharmaceuticals, Inc.)
            (Exact name of registrant as specified in its charter)

           Delaware                                94-3136539
(State or other jurisdiction of
         incorporation                  (IRS Employer Identification No.)
       or organization)
 3160 Porter Drive, Palo Alto,
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

   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on February 28,
2001) was approximately $1,105,595,000.

   As of February 28, 2001, there were 65,760,321 shares of Common Stock, $.001 per share par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2001 Annual Meeting of Stockholders to be held on June 5, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Item 1. Business

   When used in this Report, the words "expects," "anticipates," "estimates," "plans," "believes," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the Company's expected net losses, expected expenditure levels and rate of growth of expenditures, expected cash flows, the adequacy of capital resources, growth in operations, expected revenues and sources of revenues, the ability to commercialize products developed under collaborations and alliances, our ability to complete the sequence of full-length genes in areas of therapeutic interest and file patents on these potential drug targets, our ability to integrate companies, operations and their products that we have acquired or will acquire, the scheduling and timing of current and future litigation, our investments in our intellectual property portfolio, our strategy with regard to protecting our proprietary technology, the success of our drug target identification and validation efforts, the success of our custom genomic products and services, our ability to compete and respond to rapid technological change, our intention not to develop pharmaceutical products, our competitive advantage as to the annotation of the human proteome, the effect of government regulation, our compliance with applicable environmental laws and regulations, the adequacy of our current facilities and our ability to locate additional facilities at reasonable rates, our exposure to foreign currency rate fluctuations, products and services under development, and the performance, content and utility of our products and services. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent to which the pharmaceutical and biotechnology industries use genomic information in research and development, risks relating to development of new products and services and their use by our potential customers and collaborators, our ability to develop and commercialize products to improve human health, our ability to work with our collaborators to meet the goals of our collaborators and alliances, our ability to retain and obtain customers, the cost of accessing or acquiring technologies or intellectual property, the effectiveness of our sequencing efforts, the impact of alternative technological advances and competition, uncertainties associated with changes in patent laws and developments in and expenses related to litigation and interference proceedings; and the risks set forth below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

   In the sections of this report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors That May Affect Results," all references to "Incyte," "we," "us," "our" or the "Company" mean Incyte Genomics, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

   Incyte, LifeSeq and PathoSeq are our registered trademarks. ZooSeq, LifeTools, LifeArray, LifeProt, LifeExpress, LifeGrid, GeneAlbum, GEM, and BioKnowledge Library are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

Overview

   Incyte provides genomics technologies and products to the biotechnology and pharmaceutical industries and research and academic institutions to aid in better and faster prevention, diagnosis and treatment of disease. Our products and services include databases, bioreagents, custom sequencing, gene expression, SNP discovery and other services.

   Our databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genomic information. In building the databases, we utilize high-throughput, computer-aided gene sequencing and analysis technologies to identify and characterize the expressed genes of the human genome, as well as certain animal genomes. By searching our proprietary genomic databases, customers can integrate and analyze genomic information from multiple sources to discover genes that may represent the basis for new biological targets, therapeutic proteins, antisense or diagnostic products. Our products and services can be applied to gene and target discovery, functional genomics studies, preclinical pharmacology and toxicology studies, and can aid in understanding and analyzing the results of clinical development studies.

   We provide access to our databases primarily through collaborations with pharmaceutical and biotechnology companies worldwide. In addition, customers may access select databases online via our website. As of December 31, 2000, more than thirty companies had entered into multi-year agreements to obtain access to our databases on a non-exclusive basis. Revenues from these companies have primarily consisted of database access fees. Our agreements also provide for future milestone payments and royalties from the sale of products derived from proprietary information contained in one or more database modules.

   Our portfolio of products and services includes:

  . LifeSeq Gold human gene sequence database;

  . ZooSeq animal model gene sequence database;

  . LifeExpress gene and protein expression database;

  . Genetics program that identifies common DNA sequence variants between individuals;

  . Microarray-based expression services;

  . Bioreagents; and

  . Custom sequencing and other custom services.

   The databases are available using the Oracle database architecture and operate on Sun Microsystems, Compaq and SGI workstations. As part of our strategy for expanding our customer base, online delivery of database and software products is available from the Company's website at www.incyte.com.

Background

   All living cells contain DNA, which is composed of two strands of complementary molecules. These molecules, called nucleotides, are strung together in specific patterns to create genes. Genes provide the necessary information to create proteins, the molecules that carry out all functions within a cell. Many human diseases are associated with the inadequate or inappropriate presence, production or performance of proteins. As such, pharmaceutical and biotechnology companies often seek to develop drugs that will bind to a targeted protein involved in disease in order to regulate, inhibit or stimulate its biological activity. Other proteins, known as therapeutic proteins, have direct biological activity and may be capable of treating disease. Insulin and human growth hormone are examples of therapeutic proteins. Understanding the role genes play in disease, and the protein targets or therapeutic proteins that they encode, has thus become a significant area of interest and research within the pharmaceutical and biotechnology industries.

 Sequencing

   DNA sequencing is a process that identifies the order in which nucleotides are strung together in a segment of DNA. Once the sequence of a gene is known, the function of the gene may be inferred by comparing its sequence with the sequences of other human genes of known function. Genes with similar, or homologous, sequences may have related functions. Comparing gene sequences across species is also a useful tool for understanding gene function, as frequently it is easier to first assess gene function in other organisms.

 Gene Expression

   Another method used to determine gene function focuses on the analysis of gene activity, referred to as expression, within a cell. When a gene is active, its DNA is copied into messenger RNA, or mRNA. The population of mRNA within a cell can be isolated and converted into complementary DNA, or cDNA, thereby creating a cDNA library that represents the population of mRNAs present in a cell type at a particular time. In a process called gene expression profiling, high-throughput cDNA sequencing, computer analysis and microarray technologies can be used to identify which genes are active or inactive and, if active, at what levels. Expression profiles provide a more detailed picture of cellular genetics than conventional laboratory techniques by indicating which genes, both known and novel, are specifically correlated to discrete biological events in normal and disease-state cells.

 Microarray Technology

   Microarray technology can be used to analyze the expression patterns or sequence variations in a large number of genes simultaneously. A microarray consists of fragments of DNA attached to a surface in a grid-like formation. When fragments of DNA from normal and diseased cells are applied to the microarray, complementary strands attach to each other. Microarray technology allows the fabrication of very small grids containing probes for thousands of different genes. Microarrays can be used in drug discovery and development, to evaluate the behavior of a large number of related genes in a diseased tissue or in response to treatment with a new drug or in diagnostic testing to quickly detect the presence of a large number of disease markers.

 Bioinformatics

   Improvements in sequencing technology have caused the amount of genomic information from both public and private sources to increase at a dramatic rate. As a result, bioinformatics, or the use of computers and sophisticated algorithms to store, analyze and interpret large volumes of biological data, is essential in order to capture value from this growing pool of data. To date, the main focus of bioinformatic and genomic tools has been drug discovery. We believe these tools, and those under development, will also assist researchers with the preclinical and clinical development process. For example, with the help of new technology and bioinformatic analyses scientists may be able to correlate genetic and physiologic response in preclinical animal models, examine gene expression profiles in drug-treated animals to assess the pharmacological activity and toxicity of new drugs, and stratify clinical trial patients according to their gene expression profiles.

 Single Nucleotide Polymorphism ("SNP") Discovery

   Genetic variation may cause individuals to respond differently to disease or treatment with the same drug. Few, if any, FDA-approved drugs can successfully treat every individual diagnosed with a targeted disease. The differences in patients' responses to a drug are believed to result in part from differences in the sequence of nucleotides within genes. The most common form of sequence variation is known as a single nucleotide polymorphism or "SNP." A SNP is defined as a single nucleotide difference within the same DNA region between two individuals. Some SNPs are "silent" and not associated with a disease or a patient's ability to respond to a particular therapy, and some SNPs occur at a frequency that is too low to justify large-scale patient screening. Thus, researchers need to do more than identify SNPs; they must identify the most frequently occurring SNPs and identify those that correlate with a patient's disease prognosis or ability to respond to a drug. Through our acquisition of Hexagen Limited in September 1998, we are developing fluorescent single-strand confirmation polymorphism, or fSSCP, technology, a high-throughput SNP discovery technology. fSSCP is particularly useful for identifying SNPs in genes not expressed or more rarely expressed. This gel-based system detects SNPs in multiple samples simultaneously by observing changes in the tertiary structure of single stranded DNA fragments due to base pair changes. Incyte is applying technologies in the areas of electrophoresis, fluorescence chemistries, sequencing and bioinformatics to continue to develop and improve the accuracy and efficiency of this technology.

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

Products and Services

   Sequence Databases. We provide our database collaborators with non-exclusive database access. Database collaborators receive periodic data updates as well as software upgrades and additional search and analysis tools when they become available. The fees and the period of access are negotiated independently with each company. Fees generally consist of database access fees, option fees, and non-exclusive or exclusive license fees corresponding to patent rights on proprietary sequences. We may also receive future milestone and royalty payments from database collaborators from the development and sale of their products derived from our technology and database information. Using our databases, researchers can browse not only Incyte-generated data, but also public domain information. Customers may also access select Incyte-hosted databases online via our website. We currently offer the following database modules:

 . LifeSeq Gold Database. Incyte's flagship database, LifeSeq Gold, currently contains more than 6.7 million sequences, 5.3 million of which are Incyte derived, from more than 1,200 different tissue libraries, representing more than 90% of the human genes. The database also contains public domain genomic data that has been curated and aligned with Incyte's gene transcript data using our proprietary informatics processes. LifeSeq Gold partners also have access to more than 215,000 sequence-verified clone reagents archived in our LifeSeq GeneAlbum reagent set and data on SNPs. Our LifeSeq Gold data can be accessed via a browser-based interface and customers are provided with a full range of standard built-in gene query and analysis tools. LifeSeq Gold is accessible to customers in several different configurations. LifeSeq Gold is available for installation on the intranet network at a company's site for complete access behind the company's firewall. LifeSeq Gold Online allows Internet access to an Incyte-hosted site providing the most current version of LifeSeq Gold. LifeSeq Gene-by-Gene provides access to the LifeSeq human gene database and reagent set on a pay-per-view basis. LifeSeq Subscriber Sponsored Access Program allows access to LifeSeq through collaborations with participating pharmaceutical partners.

 . LifeSeq Public. LifeSeq Public utilizes our bioinformatics capabilities to assemble public domain data plus some of our proprietary sequences. Once a researcher finds a gene of interest using LifeSeq Public, the researcher can purchase from Incyte sequence-verified reagents.

 . ZooSeq Database. The ZooSeq multi-species gene sequence database provides genetic data for animal model organisms used in drug discovery, drug development and testing, and gene discovery. With rat, mouse, monkey, and dog animal models currently available, ZooSeq enables individual and cross-species comparison of genes. This information can help uncover previously unknown homologs of human disease-relevant genes, improve understanding of disease pathways, and provide a basis for optimizing drug selection before moving on to expensive human clinical trials. ZooSeq data is accessed from a browser-based interface that provides point-and-click control of analysis tools included with the database.

 Expression

  . LifeExpress Database. The LifeExpress database provides RNA and protein expression data. LifeExpress Target provides comprehensive disease-focused expression data for a number of key therapeutic areas, including cancer, cardiovascular, central nervous system, immunology and inflammation, and metabolic diseases (obesity, osteoporosis, and type 2 diabetes). Researchers can use LifeExpress Target to prioritize targets earlier in the discovery cycle; discover genes and regulatory pathways involved in disease; and more quickly identify disease-associated genes by tissue type, cell line, or animal model. The protein expression module has been developed in cooperation with our collaborator, Oxford GlycoSciences Plc. The data can be accessed via our Java-based software interface that provides a variety of analysis tools.

  . GEM microarrays. Our GEM microarrays can provide researchers with a cost-effective way to perform detailed analysis of differential gene expression in normal and diseased or treated cells. We offer a variety of GEM microarrays that contain DNA fragments, or clones, from both human and animal genomes.

 Genetics

  . Custom SNP discovery service. We provide customers with high-throughput
    SNP discovery services. Incyte uses its proprietary fSSCP screening method on the customer's genes of interest to detect 95 percent of the polymorphisms that have a frequency greater than or equal to 3.1 percent.

  . IsSNPs. Our In silico SNP data is mined from the LifeSeq Gold database.
    Researchers can use data derived from Incyte's genetics programs to identify and characterize optimal therapeutic targets, gain a better understanding of the relationship between disease phenotypes and genetic variation, enable faster clinical proof of principle, and identify genetic markers of disease progression.

  . Custom Sequencing. Our custom sequencing services leverage several of our core strengths, including library screening, library construction, high-throughput cDNA sequencing and bioinformatics.

  . Bioreagents and Other Services. We offer a variety of DNA reagents and other services, including clones from our extensive libraries, GEM microarray services, gene screening, clone resources, and robotics.

Database Production

   We engage in the high-throughput automated sequencing of genes derived from tissue samples followed by the computer-aided analysis of each gene sequence to identify homologies to genes of known function in order to predict the biological function of newly identified sequences. The derivation of information in our databases involves the following steps:

  . Tissue Access. We obtain tissue samples representing most major organs in the human body from various academic and commercial sources. Where possible, we obtain information as to the medical history and pathology of the tissue. The genetic material is isolated from the tissue and prepared for analysis. The results of this analysis, as well as the corresponding pathology and medical history information, are incorporated into the databases.

  . High-Throughput cDNA Sequencing. We utilize specialized teams in an integrated approach to our high-throughput sequencing and analysis effort. Gene sequencing is performed using multiple work shifts to increase daily throughput. One team develops and prepares cDNA libraries from biological sources of interest, a second team prepares the cDNAs using robotic workstations to perform key steps that result in purified cDNAs for sequencing, and a third team operates the automated DNA sequencers.

  . Bioinformatics. Sequence information generated from our high-throughput sequencing operations is uploaded to a network of servers. Our proprietary bioinformatic software then assembles and edits the sequence information. The sequence of each cDNA is compared via automated, computerized algorithms to the sequences of known genes in our databases and public domain databases to identify whether the cDNA codes for a known protein or is homologous to a known gene. Each sequence is annotated as to its cell or tissue source, its relative abundance and whether it is homologous to a known gene with known function. The bioinformatics staff monitors this computerized analysis and may perform additional analyses on sequence information. The finished data are then added to our proprietary sequence databases.

Collaborators

   As of December 31, 2000, we had database collaboration agreements with more than 30 companies. Each collaborator has agreed to pay annual fees to receive non-exclusive access to one or more of our databases. One customer contributed 11% of total revenues in 2000 and another accounted for 12% of total revenues in 1998. No customer accounted for 10% or more of total revenues in 1999.

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

   Information regarding revenues by geographic areas is included in Note 9 to the Notes to the Consolidated Financial Statements.

Development Programs

   Since our inception, we have made substantial investments in research and technology development. During the years ended December 31, 2000, 1999, and 1998 we spent approximately $192.6 million, $146.8 million, and $97.2 million, respectively, on research and development activities. This investment in research and development includes an active program to enter into relationships with other technology-driven companies and, when appropriate, acquire licenses to technologies for evaluation or use in the production and analysis process. Not all of these technologies or relationships survive the evaluation process. We have entered into a number of research and development relationships with companies and research institutions.

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

   We have increased our investments in identifying and validating drug targets. We employ sophisticated data mining and functional biology tools along with our sequence, gene expression and SNP data included in our databases to identify drug targets. Our target validation efforts are supported by our use of technologies that include biological assays and readout, gene manipulation by antisense, retroviral transfection, and in vivo gene knockouts. Our in-house and collaborative efforts are focused on high-priority therapeutic areas such as cancer, cardiovascular disease, Type 2 diabetes and related metabolic disorders, inflammatory disease, neurodegenerative disease, and osteoporosis.

Proteome, Inc., Acquisition

   In December 2000, we acquired Proteome, Inc., a privately held company based in Beverly, Massachusetts. Founded in February 1995, Proteome has developed an integrated biological knowledge system to provide researchers with valuable information related to gene and protein function. This platform reduces the complexity of the genomic information landscape by revealing biological connections and relationships across species. Proteome employs its proprietary processes to compile, distill and transform protein information into meaningful biological knowledge. Proteome's database product line, the BioKnowledge Library, consists of multispecies volumes that are interconnected to allow searching between volumes using common protein and gene characteristics. The BioKnowledge Library, available to commercial subscribers, consists of individual volumes (proteome databases) for each model organism, and includes software tools to produce a resource for bioinformatic scientists and biologists of all disciplines. We believe that Incyte's access to a comprehensive set of gene transcripts, combined with Proteome's network of protein annotators, will provide the Company with a competitive advantage in annotating the human proteome.

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

   Our current policy is to file patent applications on what we believe to be novel full-length gene sequences obtained through our high-throughput computer-aided gene sequencing and characterization efforts. We have filed U.S. patent applications in which we have claimed certain partial gene sequences and have filed patent applications in the U.S. and applications under the Patent Cooperation Treaty ("PCT"), designating countries in Europe as well as Canada and Japan, claiming full-length gene sequences associated with cells and tissues that are the subject of our high-throughput gene sequencing program. To date, we hold over 500 U.S. patents with respect to full-length gene sequences and one issued U.S. patent claiming multiple partial gene sequences. Currently, we have no registered copyrights for our database-related software.

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

   In 2000, the U.S. Patent and Trademark Office issued new guidelines under which its examiners are to determine whether gene patent applications comply with the U.S. Patent Law's utility requirements. We believe that our gene patent applications comply with these legal requirements, but uncertainty remains regarding the application of these requirements to our gene patent applications.

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

   In January and September 1998, Affymetrix, Inc. filed lawsuits in the United States District Court for the District of Delaware alleging infringement of three U.S. patents by the Company. The Company believes that it has meritorious defenses and intends to defend these suits vigorously. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Results--We are involved in patent litigation, which if not resolved favorably could require us to pay damages and stop selling and using microarray products."

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

   In addition, competitors may discover and establish patent positions with respect to the gene sequences and polymorphisms in our databases. Further, some entities engaged in or with stated intentions to engage in gene sequencing have made or have stated their intention to make the results of their sequencing efforts publicly available. These patent positions, or the public availability of gene sequences comprising substantial portions of the human genome or on microbial or plant genes, could:

  . decrease the potential value of our databases to our subscribers; and

  . adversely affect our ability to realize royalties or other revenue from commercialization of products based upon such genetic information.

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

   We believe that the following are important aspects of our competitive position:

  .  the features and ease of use of our database software;

  .  our experience in high-throughput gene sequencing;

  .  the cumulative size of our databases;

  .  the quality of the data, including the annotations in our databases;

  .  our computing infrastructure; and

  .  our experience with bioinformatics and database software.

   The genomics industry is characterized by extensive research efforts and rapid technological progress. New developments are expected to continue and there can be no assurance that discoveries by others will not render our services and potential products noncompetitive. In addition, significant levels of research in biotechnology and medicine occur in universities and other non-profit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. These entities also compete with us in recruiting talented scientists. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Results--Our industry is intensely competitive, and if we do not compete effectively, our revenues may decline."

Government Regulation

   Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by us or our licensees. At the present time, we do not intend to develop any pharmaceutical products ourselves. Our agreements with our LifeSeq Gold database subscribers provide for the payment to us of royalties on any pharmaceutical products developed by those subscribers derived from proprietary information obtained from our genomic databases. Thus, the receipt and timing of regulatory approvals for the marketing of such products may have a significant effect on our future revenues. Pharmaceutical products developed by licensees will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the United States Food and Drug Administration in the United States and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products, including the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations require the expenditure of substantial resources over a significant period of time, and there can be no assurance that any approvals will be granted on a timely basis, if at all. Any such delay in obtaining or failure to obtain such approvals could adversely affect our ability to earn milestone payments, royalties or other license-based fees. Additional governmental regulations that might arise from future legislation or administrative action cannot be predicted, and such regulations could delay or otherwise affect adversely regulatory approval of potential pharmaceutical products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors That May Affect Results--Because our revenues are derived primarily from the pharmaceutical and biotechnology industries, our revenues may fluctuate substantially due to reductions and delays in research and development expenditures."

Corporate History

   Incyte was incorporated in Delaware in April 1991 under the name Incyte Pharmaceuticals, Inc. In June 2000, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name to Incyte Genomics, Inc.

Human Resources

   As of December 31, 2000, we had 1,322 full-time equivalent employees (196 of whom were contract or part-time employees), including 493 in sequencing, microarray, SNP and reagent production, 346 in bioinformatics, 231 in research and technology development, and 252 in marketing, sales and administrative positions. None of our employees is covered by collective bargaining agreements, and management considers relations with our employees to be good. Our future success will depend in part on the continued service of our key scientific, software, bioinformatics and management personnel and our ability to identify, hire and retain additional personnel, including personnel in the customer service, marketing and sales areas. There is intense competition for qualified personnel in the areas of our activities, especially with respect to experienced bioinformatics and software personnel, and there can be no assurance that we will be able to continue to attract and retain such personnel necessary for the development of our business. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Results--If we are unable to manage effectively our growth, our operations, and ability to support our customers could be affected, which could harm our revenues" and "--We depend on key employees in a competitive market for skilled personnel, and the loss of the services of any of our key employees would affect our ability to achieve our objectives."

Item 2. Properties

   Incyte's headquarters are in Palo Alto, California, where its main research laboratories, sequencing facility, bioinformatics and administrative facilities are located. Incyte also operates facilities in Fremont, California; St. Louis, Missouri; Beverly, Massachusetts; and Cambridge, England. As of December 31, 2000, Incyte had multiple sublease and lease agreements covering approximately 446,000 square feet that expire on various dates ranging from September 2001 to March 2011. The Company believes that its current facilities are adequate to support its current and anticipated near-term operations and believes that it can obtain additional space it may need in the future on commercially reasonable terms.

Item 3. Legal Proceedings

 Affymetrix

   In January 1998, Affymetrix Inc, ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware, which was subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of U.S. patent number 5,445,934 by the Company. The complaint alleges that the Company infringed the "934 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the "934 patent and, in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on its allegation of willful infringement by the Company.

   In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, which was subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging the Company infringed U.S. patent number 5,800,992 and U.S. patent number 5,744,305. The complaint alleges that the Company infringed the "305 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays. It also alleges that the Company infringed the "992 patent by using their GEM microarray technology to conduct gene expression monitoring and other applications using two-color labeling, and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the "305 and "992 patents. The court held a pretrial hearing in November 2000 to determine how to construe the patent claims that will be litigated in trial. In January 2001, the court issued a ruling describing how the claims in the "934, "305 and "992 patents should be interpreted.

   In April 1999, the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office declared interferences between pending patent applications licensed exclusively to the Company and the Affymetrix "305 and "992 patents. The Board of Patent Appeals and Interferences invokes an interference proceeding when more than one patent applicant claims the same invention. During the proceeding, the Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. In September 1999, the Board of Patent Appeals and Interferences determined that the Company had not met its prima facie case, and ruled that the patents licensed by the Company from Stanford University were not entitled to priority over corresponding claims in the two Affymetrix patents. The Company is seeking de novo review of the Board's decisions in the United States District Court for the Northern District of California.

   In August 2000, the Company filed a lawsuit against Affymetrix in federal court alleging infringement of U.S. patent numbers 5,716,785 and 5,891,636. The patents relate to technologies used in the amplification of RNA and the generation of gene expression information. Affymetrix has filed counterclaims in this lawsuit that allege, among other things, that the Company infringe U.S. patent number 6,040,193 and U.S. patent number 5,871,928. These counterclaims allege that the Company infringe these patents by making, using, offering to sell and/or selling within the United States the inventions claimed in the patents, including, in the case of the "193 patent, methods for forming microarrays and, in the case of the "928 patent, methods for analyzing nucleic acids. The counterclaims also allege that the Company engaged in acts of unfair competition under California statutory and common law. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the "193 patent and "928 patent and, in addition, seeks damages, costs and attorneys' fees and interest. Affymetrix further requests triple damages from the infringement claims based on its allegation of willful infringement by the Company.

   In December 1999 and August 2000, the Company filed lawsuits against Gene Logic Inc. in federal court alleging patent infringement. Gene Logic filed counterclaims alleging, among other things, that the Company committed acts of unfair competition under California statutory and common law. Gene Logic sought, among other things, damages, costs and attorneys' fees. In January 2001, the Company reached a litigation settlement with Gene Logic pursuant to which the lawsuits were dismissed, and Gene Logic will have a non-exclusive license to practice the technology described in the patents.

   The Company believes it has meritorious defenses and intends to defend vigorously the suits and counterclaims brought by Affymetrix. However, the Company's defenses may be unsuccessful. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from these suits and counterclaims due to uncertainty regarding the ultimate outcome. Regardless of the outcome, the Affymetrix litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of our management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all. This litigation may also affect the Company's potential customers' willingness to use its microarray services and gene expression databases, which could adversely affect the Company's revenue.

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

                                                                   High    Low
                                                                  ------- ------
     1999
       First Quarter............................................. $ 19.75 $ 9.75
       Second Quarter............................................   13.56   8.38
       Third Quarter.............................................   21.13  10.31
       Fourth Quarter............................................   36.56   8.22

     2000
       First Quarter.............................................  144.53  32.63
       Second Quarter............................................   60.25  21.69
       Third Quarter.............................................   55.56  34.00
       Fourth Quarter............................................   43.00  22.06

   As of December 31, 2000, the Common Stock was held by 400 stockholders of record. The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future. The above high and low sales prices for the Common Stock have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend in August 2000.

Item 6. Selected Consolidated Financial Data

                  Selected Annual Consolidated Financial Data
                     (in thousands, except per share data)

   The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

                                         Year Ended December 31,
                                ----------------------------------------------
                                  2000      1999      1998     1997     1996
                                --------  --------  --------  -------  -------
Consolidated Statement of
 Operations Data:(/1/)
Revenues......................  $194,167  $156,962  $134,811  $89,996  $41,895
Costs and expenses:
  Research and development....   192,556   146,833    97,192   72,452   41,337
  Selling, general and
   administrative.............    64,201    37,235    25,438   13,928    6,957
  Charge for purchase of in-
   process research and
   development................       --        --     10,978      --     3,165
  Acquisition-related
   charges....................       --        --      1,171      --       --
                                --------  --------  --------  -------  -------
    Total costs and expenses..   256,757   184,068   134,779   86,380   51,459
Income (loss) from
 operations...................   (62,590)  (27,106)       32    3,616   (9,564)
Interest and other income,
 net..........................    31,206     5,169     7,266    4,140    2,288
Losses from joint venture.....    (1,283)   (5,631)   (1,474)    (300)     --
                                --------  --------  --------  -------  -------
Income (loss) before income
 taxes and extraordinary
 item.........................   (32,667)  (27,568)    5,824    7,456   (7,276)
Provision (benefit) for income
 taxes........................       205      (800)    2,352      548      --
                                --------  --------  --------  -------  -------
Income (loss) before
 extraordinary item...........   (32,872)  (26,768)    3,472    6,908   (7,276)
Extraordinary item, net of
 taxes........................     3,137       --        --       --       --
                                --------  --------  --------  -------  -------
Net income (loss).............  $(29,735) $(26,768) $  3,472  $ 6,908  $(7,276)
                                ========  ========  ========  =======  =======
Basic net income (loss) per
 share........................  $  (0.47) $  (0.48) $   0.06  $  0.14  $ (0.16)
                                ========  ========  ========  =======  =======
Number of shares used in
 computation of basic net
 income (loss) per share......    63,211    56,276    53,842   48,600   44,796
                                ========  ========  ========  =======  =======
Diluted net income (loss) per
 share........................  $  (0.47) $  (0.48) $   0.06  $  0.13  $ (0.16)
                                ========  ========  ========  =======  =======
Number of shares used in
 computation of diluted net
 income (loss) per share......    63,211    56,276    57,798   52,996   44,796
                                ========  ========  ========  =======  =======

                                             December 31,
                             ------------------------------------------------
                               2000      1999      1998      1997      1996
                             --------  --------  --------  --------  --------
Consolidated Balance Sheet
 Data:(/1/)
Cash, cash equivalents, and
 securities available-for-
 sale....................... $582,180  $ 66,937  $111,233  $113,095  $ 40,238
Working capital.............  571,583    58,043    81,437    90,700    21,351
Total assets................  886,820   221,934   230,290   199,089    69,173
Non-current portion of
 capital lease obligations
 and notes payable..........      --        194       796       801        37
Convertible subordinated
 notes......................  187,814       --        --        --        --
Accumulated deficit.........  (84,904)  (55,169)  (28,401)  (30,129)  (37,037)
Stockholders' equity........  622,694   170,282   179,567   145,702    44,834

--------
(1) Financial data for the year ended December 31, 1996, have been restated to reflect the combined results and financial position of the Company and Genome Systems, Inc. All periods through December 31, 1997 have been restated to reflect combined results and financial position of the Company and Synteni, Inc. See Note 10 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

   When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the Company's expected net losses, expected expenditure levels, expected uses of cash, expected cash flows, expected expenditures including expenditures on intellectual property and research and development, and expected investments, the adequacy of capital resources, the effect of the adoption of SFAS 133, and growth in operations, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the biotechnology and pharmaceutical industries; actual and future consolidations of pharmaceutical companies; risks relating to the development of new products and their use by potential collaborators of the Company; the impact of technological advances and competition; the ability of the Company to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; the cost of accessing or acquiring technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene sequences and other genetic information; developments in and expenses relating to litigation; the results and businesses in which the Company has purchased equity; and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

   Incyte Genomics, Inc. ("Incyte" or the "Company") designs, develops and markets genomic information-based products and services. These products and services include database products, microarray-based gene expression services and SNP discovery services, genomic reagents, and related services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based products and services used by pharmaceutical and biotechnology companies and academic researchers to understand disease and to discover and develop drugs.

   In July 2000, the Company's board of directors approved a two-for-one stock split in the form of a stock dividend. Incyte stockholders of record on August 7, 2000 received one additional share for each share of common stock held at the time. The additional shares were distributed to eligible stockholders on August 31, 2000. All share and per share data have been adjusted retroactively to reflect the split.

   Revenues recognized by the Company consist primarily of non-exclusive database access fees related to database agreements, the sales of genomic screening products and services, fees for contract sequencing services, fees for research programs, and fees for microarray-based gene expression services. The Company's database agreements provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database subscriber will ever generate products from information contained within the databases and, thus, that the Company will ever receive additional milestone payments or royalties. The Company's ability to maintain and increase revenues depends on its ability to obtain additional database subscribers, to retain existing subscribers, to expand its product and service offerings and to expand its customer base. The loss of revenues from any individual database agreement, if terminated or not renewed, could have an adverse impact on the Company's results of operations, although it is not anticipated to have a material adverse impact on the Company's business or financial condition.

   In 2001, the Company intends to make significant investments focused on the further development of its intellectual property portfolio and its internal disease pathway and therapeutic drug discovery programs. Depending on the investment required and the timing of such investments, expenses or losses related to these investments could adversely affect operating results. In addition to its investments in these areas, the Company is continuing to invest in its identification and characterization of full length genes, SNP discovery, proteomics and protein annotation, and bioinformatics in 2001. As a result, the Company expects to report a net loss at least through 2001. If the costs of these new and existing programs are greater than anticipated, or if these programs take longer to complete, or if losses are incurred from strategic investments, the Company may incur losses in future periods as well.

   In December 2000, the Company completed the acquisition of Proteome, Inc., a privately held proteomics database company. The Company issued 1,248,522 shares of its common stock and $37.7 million in cash in exchange for all of Proteome's outstanding capital stock. In addition, the Company assumed Proteome's stock options, which if fully vested and exercised, would amount to 216,953 shares of its common stock. The fair value of the stock options assumed were allocated between additional purchase price and deferred compensation in accordance with guidance provided by the Financial Accounting Standards Board's Interpretation No. 44. The transaction was accounted for as a purchase. The amount of the purchase price in excess of net tangible assets acquired of approximately $70.8 million, was allocated to goodwill ($50.3 million), database ($16.6 million), developed technology ($0.6 million), tradename ($1.7 million), and assembled workforce ($1.6 million), which are being amortized over 8, 8, 5, 3 and 3 years, respectively. The Company evaluates its intangible assets for impairment on a quarterly basis.

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

   The Company has incurred and may continue to incur substantial expenses in its defense of the lawsuits filed in January and September 1998 by Affymetrix, Inc. ("Affymetrix") alleging patent infringement by the Company and in the lawsuits filed by the Company against Affymetrix in August 2000. In August 2000, the Company filed a patent infringement suit against Affymetrix in the United States Court for the Northern District of California. The suit alleges infringement of the U.S. Patent Numbers 5,716,785 and 5,891,636. These patents cover key technologies used in the creation of gene expression data.

   In its lawsuits against the Company, Affymetrix seeks a permanent injunction enjoining the Company from further infringement of certain Affymetrix patents. In addition, Affymetrix seeks damages, costs, attorneys' fees and interest. Affymetrix further requests that any such damages be tripled on its allegation of willful infringement by the Company. With respect to the lawsuits filed by the Company, Affymetrix has filed counterclaims against the Company. See Note 12 of Notes to Consolidated Financial Statements.

   The Company believes it has meritorious defenses and intends to defend these suits and counterclaims vigorously. However, there can be no assurance that the Company will be successful in the defense of these suits. At this time, the Company cannot reasonably estimate the possible range of any loss related to these suits and counterclaims due to uncertainty regarding the ultimate outcome. Regardless of the outcome, this litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of management and technical personnel. Any future litigation could result in similar expenses and diversion of efforts. Further, there can be no assurance that any license that may be required as a result of these suits and counterclaims or the outcome thereof would be made available on commercially acceptable terms, if at all.

Results of Operations

   The Company recorded net losses for the years ended December 31, 2000 and 1999 of $29.7 million and $26.8 million, respectively, and net income for the year ended December 31, 1998 of $3.5 million. On a basic and diluted per share basis, net loss was $0.47 and $0.48 for the years ended December 31, 2000 and 1999, respectively. Basic and diluted net income per share was $0.06 for the year ended December 31, 1998. Loss before extraordinary items for 2000 was $32.9 million, or $0.52 per diluted share. The net loss per share in 2000 reflects the dilutive effect of approximately 4 million shares issued in a February 2000 private equity offering. The net income per share for 1998 reflects the issuance of approximately 4.6 million shares in January 1998 in connection with the Company's business combination with Synteni.

   Revenues. Revenues for the years ended December 31, 2000, 1999, and 1998 were $194.2 million, $157.0 million, and $134.8 million, respectively. Revenues resulted primarily from database access fees and, microarray-based gene expression services, genomic screening products and services, fees for contract sequencing, and fees from partnering programs. The increase in revenues was primarily attributable to database agreements with new customers, revenues from the Pfizer partner program, revenues from new products such as the in silico Single Nucleotide Polymorphism ("isSNP") product, as well as increased revenues from custom genomics products and services.

   Expenses. Total costs and expenses for the years ended December 31, 2000, 1999, and 1998 were $256.8 million, $184.1 million, and $134.8 million, respectively. Total costs and expenses for the year ended December 31, 1998 included a one-time charge of $11.0 million for the purchase of in-process research and development relating to the acquisition of Hexagen, and acquisition related expenses of $1.2 million related to the combination with Synteni. Total costs and expenses are expected to increase in the foreseeable future due to our continuing investment in new products and services and additional costs associated with Proteome operations.

   Research and development expenses for the years ended December 31, 2000, 1999, and 1998 were $192.6 million, $146.8 million, and $97.2 million, respectively. The increase from 2000 over 1999 resulted primarily from an increase in bioinformatics and software development efforts, SNP discovery efforts, microarray production, partner program expenses, expression database development, an increase in internal disease pathway and therapeutic drug discovery programs, and the development of internet and e-commerce products. The increase from 1999 over 1998 resulted primarily from the Company's genomic sequencing, genetic mapping, and SNP discovery initiatives that were started in the second half of 1998, the Company's collaborations in the proteomics field, the increase in microarray production, and the costs related to intellectual property protection. The Company expects research and development spending to increase as the Company continues to pursue the development of new database products and services, including Proteome's proteomic database, and as the Company expands its internal disease pathway and therapeutic drug discovery programs.

   Selling, general and administrative expenses for the years ended December 31, 2000, 1999, and 1998 were $64.2 million, $37.2 million, and $25.4 million, respectively. The increase in selling, general and administrative expenses in 2000 over 1999 resulted primarily from the growth in the Company's sales and marketing function, including its branding efforts, and increased personnel to support the growing complexity of the Company's operations. The increase in selling, general and administrative expenses in 1999 over 1998 resulted primarily from the growth in sales and marketing activities and the increased personnel to support the growing complexity of the Company's operations. The Company's selling, general and administrative expenses were also impacted by legal expenses related to the Company's patent infringement lawsuits with Affymetrix and GeneLogic of approximately $8.9 million, $6.5 million and $2.9 million, in 2000, 1999, and 1998, respectively. The Company expects that total selling, general and administrative expenses will continue to increase, primarily due to the amortization of goodwill and other intangible assets generated from the Proteome acquisition and expenses to support the growing complexity of the Company's operations.

   Interest and Other Income/Expense, Net. Interest and other income/expense, net, for the years ended December 31, 2000, 1999, and 1998, was $41.7 million, $5.5 million, and $7.4 million, respectively. The increase in 2000 from 1999 was primarily due to higher interest income, and a gain of $5.4 million from the sale of one of the Company's long-term strategic investments. The higher interest income was primarily due to the convertible debt offering and private equity offering in February 2000 resulting in higher cash, cash equivalent and marketable securities balances. The decrease in 1999 from 1998 was primarily due to decreased interest income as a result of lower cash, cash equivalent and marketable securities balances.

   Interest Expense. Interest expense for the years ended December 31, 2000, 1999, and 1998 was $10.5 million, $0.3 million and $0.2 million, respectively. The increase in 2000 from 1999 was primarily due to the interest from the convertible subordinated notes issued by the Company in February 2000. Interest expense remained relatively consistent in 1999 as compared to 1998.

   Losses from Joint Venture. Losses from joint venture were $1.3 million, $5.6 million, and $1.5 million for the years ended December 31, 2000, 1999, and 1998, respectively. In September 1997, the Company formed a joint venture, diaDexus, LLC ("diaDexus") with SmithKline Beecham Corporation. The loss represents the Company's share of diaDexus' losses from operations. On April 4, 2000, diaDexus converted from an LLC to a corporation and completed a private equity financing at which time the Company no longer had significant influence over diaDexus. Accordingly, the Company began accounting for its investment in diaDexus under the cost method of accounting as of the date of the financing, and therefore did not reflect diaDexus' results of operations in the Company's statement of operations subsequent to that date. The loss in 1998 was net of $2.5 million of amortization of the excess of the Company's share of diaDexus' net assets over its basis.

   Income Taxes. Due to the Company's net loss in 2000, the Company had a minimal effective annual income tax rate. In 1999, the Company had an effective income tax benefit rate of 3.0%, primarily due to the carryback of the current year net operating loss. The effective tax rate for 1998 was 14.0%, excluding the charge for the purchase of in-process research and development, which represents the provision of federal and state alternative minimum taxes after utilization of net operating loss carryforwards.

   Extraordinary item, net. In November 2000, the Company repurchased $15.0 million face value of its 5.5% convertible subordinated notes on the open market. The repurchases resulted in a gain of $3.1 million, net of taxes.

Recent Accounting Pronouncements

   In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS Nos. 137 and 138, which is required to be adopted in the first quarter of 2001. SFAS 133 established standards for accounting and reporting derivative instruments and hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. The adoption of SFAS 133 is not expected to have a material adverse impact on the consolidated financial position or results of operations of the Company.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees. Adoption of SAB 101 had no material impact on the Company's consolidated financial position or results of operations.

   In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), which contains rules designed to clarify the application of APB 25. The Company adopted FIN 44 on July 1, 2000 and the adoption had no material impact on the Company's consolidated financial position or results of operations.

Liquidity and Capital Resources

   As of December 31, 2000, the Company had $582.2 million in cash, cash equivalents and marketable securities, compared to $66.9 million as of December 31, 1999. The Company has classified all of its marketable securities as short-term, as the Company may choose not to hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

   Net cash used in operating activities was $7.3 million and $21.4 million for the years ended December 31, 2000 and 1999, respectively, and net cash provided by operating activities was $36.2 million in the year ended December 31, 1998. The change in net cash used in 2000 as compared to 1999 was primarily due to the increases in accounts payable and accrued and other current liabilities and the slower increase of accounts receivables in 2000 as compared to 1999. These were partially offset by the increase in prepaid assets and the decrease in deferred revenues. The change in cash flows from operations in 1999 compared to 1998 was primarily due to the Company's investments in genomic sequencing, mapping, bioinformatics and SNP discovery resulting in a net loss in 1999 as compared to net income in 1998, and the increase in accounts receivable and prepaid expenses, partially offset by increases in accrued and other current liabilities.

   The Company's investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and net purchases of long-term investments. Capital expenditures for the years ended December 31, 2000, 1999, and 1998, were $59.5 million, $34.8 million, and $30.7 million, respectively. Capital expenditures increased in 2000 and 1999 primarily due to investments in computer equipment and software, laboratory equipment, and leasehold improvements related to the expansion of the Company's facilities. Long-term investments in companies with which the Company has research and development agreements were $10.1 million $4.2 million and $7.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000 the Company sold stock in an investment, resulting in proceeds of $7.9 million and a gain of $5.4 million and diaDexus repaid its $2.5 million note to Incyte. In 1999 the Company liquidated its investment in two such companies, resulting in proceeds of $4.3 million and a net realized gain of $0.2 million. In 2000, the Company paid $36.9 million, net of cash received, in connection with the acquisition of Proteome, and in 1998 paid $4.0 million, net of cash received, in connection with the purchase of Hexagen. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, capital expenditures and maturity/sales and purchases of marketable securities.

   Net cash provided by financing activities was $619.1 million, $12.5 million, and $4.0 million, for the years ended December 31, 2000, 1999, and 1998, respectively. Net cash provided by financing activities in 2000 was primarily due to the Company raising additional funds in two financing transactions. In February 2000, the Company issued $200.0 million aggregate principal amount of 5.5% convertible subordinated notes due 2007 in a private placement, resulting in net proceeds of approximately $196.8 million. Also in February 2000, the Company issued 4,000,000 shares of its common stock in a private placement, for an aggregate purchase price of $422.0 million. Net proceeds from the sale of those shares were $403.3 million. Net cash provided by financing activities in 1999 and 1998 was due to the issuance of common stock under the Company's stock option and employee stock purchase plans.

   The Company expects to use net cash in 2001 as it: invests in its internal disease pathway and therapeutic drug discovery programs, intellectual property portfolio, sequencing, bioinformatics, and SNP discovery programs; invests in data-processing-related computer hardware to support its existing and new database products and to enable the on-line delivery of those products; continues to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; makes strategic investments; and continues to make improvements in existing facilities.

   Based upon its current plans, the Company believes that its existing resources will be adequate to satisfy its capital needs for at least the next twelve months. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and other products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; expenditures in connection with its recent expansion of internal disease pathway and therapeutic drug discovery programs; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure the Company's sequencing and microarray operations remain competitive; capital expenditures required to expand the Company's facilities; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in the Company's research and development plans or other changes affecting the Company's operating expenses may result in changes in the timing and amount of expenditures of the Company's capital resources.

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

                        FACTORS THAT MAY AFFECT RESULTS

We have had only limited periods of profitability, we expect to incur losses in the future and we may not return to profitability

   We had net losses from inception in 1991 through 1996 and again incurred net losses in 1999 and 2000. Because of those losses, we had an accumulated deficit of $84.9 million as of December 31, 2000. We intend to continue to spend significant amounts on new product and technology development, including therapeutic drug discovery and development programs and making our products available online, and to increase our investment in marketing, sales and customer service. The amounts we intend to spend on new product and technology development include spending for our efforts to determine the sequence of genes, or genomic sequencing, determine gene functions, develop database and software products such as our gene expression database, discover SNPs, expand research and development alliances, and develop electronic commerce products. As a result, we expect to incur losses in 2001. We may report net losses in future periods as well. We will not return to profitability unless we increase our revenues or reduce our expenses.

To generate significant revenues, we must obtain additional database collaborators and retain existing collaborators

   As of December 31, 2000, we had over 30 database agreements. If we are unable to enter into additional agreements, or if our current database collaborators choose not to renew their agreements upon expiration, we may not generate additional revenues or maintain our current revenues. Our database revenues are also affected by the extent to which existing collaborators expand their agreements with us to include our new database products and the extent to which existing collaborators reduce the number of products or services for which they subscribe, the impact of which will vary based upon our pricing of those products and services. Some of our database agreements require us to meet performance obligations, some or all of which we may not be successful in attaining. A database collaborator can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period.

Our longer-term strategy for profitability includes licenses under our gene-related intellectual property, but these licenses may not contribute to revenues for several years, and may never result in revenues

   Part of our strategy is to license to database collaborators and to some of our other customers our know-how and patent rights associated with the genetic information in our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical testing and regulatory approval before commercialization. Therefore, milestone or royalty payments from these collaborations may not contribute to revenues for several years, if at all.

We may not be able to generate significant growth in revenue if we are not able to generate significant revenues from our custom genomic products and services

   We expect that our custom genomic products and services will become a greater percentage of our revenues. Whether this occurs, and whether these products and services will generate significant revenues, depends on our ability to increase our customer base, increase sales to existing customers, and increase our production capacity in a timely manner and with consistent volumes and quality to meet the increased demand.

Our operating results are unpredictable, which may cause our stock price to decline and result in losses to investors

   Our operating results are unpredictable and may fluctuate significantly from period to period, which may cause our stock price to decline and result in losses to investors. Some of the factors that could cause our operating results to fluctuate include:

  . changes in the demand for our products and services, including our database business;

  . the introduction of competitive databases or services, including databases of publicly available, or public domain, genetic information;

  . the nature, pricing and timing of products and services provided to our collaborators;

  . acquisition, licensing and other costs related to the expansion of our operations, including operating losses of acquired businesses;

  . losses and expenses related to our investments in joint ventures and businesses;

  . regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information;

  . changes in intellectual property laws that affect our rights in genetic information that we sell;

  . payments of milestones, license fees or research payments under the terms of our increasing number of external alliances; and

  . expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights, including the lawsuits filed by Affymetrix and counterclaims filed by Affymetrix.

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

Our industry is intensely competitive, and if we do not compete effectively, our revenues may decline

   We compete in markets that are new, intensely competitive, rapidly changing, and fragmented. Many of our current and potential competitors have greater financial, human and other resources than we do. If we cannot respond quickly to changing customer requirements, secure intellectual property positions, or adapt quickly and obtain access to new and emerging technologies, our revenues may decline. Our competitors include:

  .  Affymetrix, Inc.,

  .  Celera Genomics Group of Applera Corporation,

  .  CuraGen Corporation,

  .  Gene Logic Inc.,

  .  Human Genome Sciences, Inc.,

  .  major pharmaceutical companies, and

  . universities and other research institutions, including The SNP Consortium, which is funded by a number of pharmaceutical companies, and those receiving funding from the federally funded Human Genome Project.

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

Our new investments in validating drug targets will lead to increased expenses and may not result in commercial products or services

   We have recently decided to invest in validating drug targets associated with diseases that may be linked to several or many genes working in combination. The process of discovering drugs based upon genomics is new and evolving rapidly, and we have limited experience in discovering or developing drugs. These efforts will result in increased expenses and may not result in commercial products or services. There is limited scientific understanding generally relating to the role of genes in diseases, and few, if any, products based on gene discoveries have been developed and commercialized. Accordingly, even if we are successful in identifying genes, biological pathways or drug candidates associated with specific diseases, we or our collaborators may not be able to develop or commercialize products to improve human health. Rapid technological development by us or others may result in compounds, products or processes becoming obsolete before we recover our development expenses.

Our revenues could decline due to patent positions becoming publicly available, or due to our competitors publicly disclosing their discoveries

   Our competitors may discover and establish patent positions with respect to the genes in our databases. Our competitors and other entities who engage in discovering the location of genes within a DNA strand and may make the results of their sequencing efforts publicly available. Currently, academic institutions and other laboratories participating in the Human Genome Project make their gene sequence information available through a number of publicly available databases, including the GenBank database. Also, Celera Genomics Group has publicly stated that it is committed to make available to the public basic human sequence data. The public availability of these discoveries or resulting patent positions covering substantial portions of the human genome could reduce the potential value of our databases to our collaborators. It could also impair our ability to realize royalties or other revenue from any commercialized products based on this genetic information.

We are involved in patent litigation, which if not resolved favorably could require us to pay damages and stop selling and using microarray products

   We are currently involved in patent litigation. If we lose this litigation we could be prevented from producing and using our microarray products, including uses of those products for purposes of providing gene expression database products and gene expression services. We could also be required to pay damages. In January

1998, Affymetrix filed a lawsuit in federal court alleging that we infringe of U.S. patent number 5,445,934 by both the Company. The complaint alleges that we infringed the "934 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining us from further infringement of the "934 patent and, in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on its allegation of willful infringement by us.

   In September 1998, Affymetrix filed an additional lawsuit in Federal Court, alleging we infringed U.S. patent number 5,800,992 and U.S. patent number 5,744,305. The complaint alleges that we infringed the "305 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays. It also alleges that we infringed the "992 patent by using their GEM(TM) microarray technology to conduct gene expression monitoring and other applications using two-color labeling, and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining us from further infringement of the "305 and "992 patents. The court held a pretrial hearing in November 2000 to determine how to construe the patent claims that will be litigated in trial. In January 2001, the court issued a ruling describing how the claims in the "934, "305 and "992 patents should be interpreted.

   In April 1999, the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office declared interferences between pending patent applications licensed exclusively to us and the Affymetrix "305 and "992 patents. The Board of Patent Appeals and Interferences invokes an interference proceeding when more than one patent applicant claims the same invention. During the proceeding, the Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. In September 1999, the Board of Patent Appeals and Interferences determined that we had not met our prima facie case, and ruled that the patents licensed by us from Stanford University were not entitled to priority over corresponding claims in the two Affymetrix patents. We are seeking de novo review of the Board's decisions in the United States District Court for the Northern District of California.

   In August 2000, we filed a lawsuit against Affymetrix in federal court alleging infringement of U.S. patent numbers 5,716,785 and 5,891,636. The patents relate to technologies used in the amplification of RNA and the generation of gene expression information. Affymetrix has filed counterclaims in this lawsuit that allege, among other things, that we infringe U.S. patent number 6,040,193 and U.S. patent number 5,871,928. These counterclaims allege that we infringe these patents by making, using, offering to sell and/or selling within the United States the inventions claimed in the patents, including, in the case of the "193 patent, methods for forming microarrays and, in the case of the "928 patent, methods for analyzing nucleic acids. The counterclaims also allege that we engaged in acts of unfair competition under California statutory and common law. Affymetrix seeks a permanent injunction enjoining us from further infringement of the "193 patent and "928 patent and, in addition, seeks damages, costs and attorneys' fees and interest. Affymetrix further requests triple damages from the infringement claims based on its allegation of willful infringement by us.

   We believe we have meritorious defenses and intend to defend the suits and counterclaims brought by Affymetrix vigorously. However, our defenses may be unsuccessful. At this time, we cannot reasonably estimate the possible range of any loss resulting from these suits and counterclaims due to uncertainty regarding the ultimate outcome. Regardless of the outcome, the Affymetrix litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of our management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all. This litigation may also affect our potential customers' willingness to use our microarray services and gene expression databases, which could affect our revenue.

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

   We may, however, be involved in future lawsuits alleging patent infringement or other intellectual property rights violations. In addition, litigation may be necessary to:

  . assert claims of infringement;

  . enforce our patents;

  . protect our trade secrets or know-how; or

  . determine the enforceability, scope and validity of the proprietary rights of others.

   We may be unsuccessful in defending or pursuing these lawsuits. Regardless of the outcome, litigation can be very costly and can divert management's efforts. An adverse determination may subject us to significant liabilities or require us to seek licenses to other parties' patents or proprietary rights. We may also be restricted or prevented from manufacturing or selling our products and services. Further, we may not be able to obtain any necessary licenses on acceptable terms, if at all.

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

   Our means of protecting our proprietary rights may not be adequate, and our competitors may:

  . independently develop substantially equivalent proprietary information and techniques;

  . otherwise gain access to our proprietary information; or

  . design around patents issued to us or our other intellectual property.

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

If our programs relating to the role of genetic variation in disease and drug response are not successful, they may not generate significant revenues or result in profitable operations

   Part of our business is focused on developing information-based and other products and services to assist pharmaceutical companies in a new and unproven area: the identification and correlation of variation in genetic composition to disease and drug response. We will incur significant costs over the next several years in expanding our research and development in this area. These activities may never generate significant revenues or profitable operations.

   This aspect of our business focuses on single nucleotide polymorphisms or SNPs, one type of genetic variation. The role of SNPs in disease and drug response is not fully understood, and relatively few, if any, therapeutic or diagnostic products based on SNPs have been developed and commercialized. Among other things, demand in this area may be adversely affected by ethical and social concerns about the confidentiality of patient-specific genetic information and about the use of genetic testing for diagnostic purposes.

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

If our strategic investments result in losses, our earnings may decline

   We make strategic investments in joint ventures or businesses that complement our business. These investments may:

  . often be made in securities lacking a public trading market or subject to trading restrictions, either of which increases our risk and reduces the liquidity of our investment;

  . require us to record losses and expenses related to our ownership interest, such as the losses we reported in 1997, 1998, 1999 and the first quarter of 2000 related to our investment in diaDexus, LLC;

  . require us to record charges related to the acquisition of in-process technologies or for the impairment in the value of the securities underlying our investment; and

  . require us to invest greater amounts than anticipated or to devote substantial management time to the management of research and development relationships and joint ventures.

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

We have encountered difficulties integrating companies we acquired, and if in the future we cannot smoothly integrate businesses we acquire, our operations and financial results could be harmed

   In December 2000, we acquired Proteome, Inc. As part of our business strategy, we may acquire other assets, technologies and businesses. Our past acquisitions have involved and our future acquisitions may involve risks such as the following:

  .  we may be exposed to unknown liabilities of acquired companies;

  . our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;

  . we may experience difficulty and expense in assimilating the operations and personnel of the acquired businesses, disrupting our business and diverting management's time and attention;

  . we may be unable to integrate or complete the development and application of acquired technology;

  . we may experience difficulties in establishing and maintaining uniform standards, controls, procedures and policies;

  . our relationships with key customers of acquired businesses may be impaired, due to changes in management and ownership of the acquired businesses;

  .  we may be unable to retain key employees of the acquired businesses;

  . we may incur amortization expenses if an acquisition results in significant goodwill or other intangible assets; and

  . our stockholders may be diluted if we pay for the acquisition with equity securities.

   In addition, if we acquire additional businesses that are not located near our Palo Alto, California headquarters, we may experience more difficulty integrating and managing the acquired businesses' operations.

If we are unable to manage effectively our growth, our operations and ability to support our customers could be affected, which could harm our revenues

   We may continue to experience growth in the number of our employees and the scope of our operations. This growth has placed, and may continue to place, a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems and to hire, train and manage our employees.

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

   Our future success also will depend in part on the continued service of our executive management team, key scientific, software, bioinformatics and management personnel and our ability to identify, hire, train and retain additional personnel, including customer service, marketing and sales staff. We experience intense competition for qualified personnel. If we are unable to continue to attract, train and retain these personnel, we may be unable to expand our business.

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

Security risks in electronic commerce or unfavorable internet regulations may deter future use of our products and services, which could result in a loss of revenues

   We offer several products through our website on the Internet and may offer additional products in the future. Our ability to provide secure transmissions of confidential information over the Internet may limit online use of our products and services by our database collaborators as we may be limited by our inability to provide secure transmissions of confidential information over the Internet. Advances in computer capabilities and new discoveries in the field of cryptography may comprise the security measures we use to protect our website, access to our databases, and transmissions to and from our website. If our security measures are breached, our proprietary information or confidential information about our collaborators could be misappropriated. Also, a security breach could result in interruptions in our operations. The security measures we adopt may not be sufficient to prevent breaches, and we may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, if the security of our website, or the website of another company, is breached, our collaborators may no longer use the Internet when the transmission of confidential information is involved. For example, recent attacks by computer hackers on major e-commerce websites and other Internet service providers have heightened concerns regarding the security and reliability of the Internet.

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

Our customers may not consider the internet as an acceptable method for accessing our products and services

   We have expended a significant amount of time and money to make our products available through the Internet. In 2000, we introduced our on-line product LifeSeq Gene-by-Gene and made LifeSeq Gold and LifeExpress available on-line. If only a few of our customers choose to use the Internet as a method for accessing our products and services, we may have to incur a charge against earnings to write-off Internet related assets.

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

  .  changes in economic conditions;

  .  consolidation in the pharmaceutical industry;

  . changes in the regulatory environment, including governmental pricing controls, affecting health care and health care providers;

  .  pricing pressures;

  .  market-driven pressures on companies to consolidate and reduce costs;
     and

  .  other factors affecting research and development spending.

   These factors are not within our control.

If a natural disaster occurs, we may have to cease or limit our business operations

   We conduct our database, sequencing and a significant portion of our other activities at our facilities in Palo Alto, California, and conduct our microarray-related activities at our facilities in Fremont, California. Both locations are in a seismically active area. Although we maintain business interruption insurance, we do not have or plan to obtain earthquake insurance. A major catastrophe, such as an earthquake or other natural disaster, could result in a prolonged interruption of our business.

We may experience power blackouts and higher electricity prices as a result of California's current energy crisis, which could disrupt our operations and increase our expenses

   California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our facilities in Northern California. Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay our ability to develop or provide our products and services, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests

   As of December 31, 2000, we had

  . total consolidated debt of approximately $187.8 million,

  . stockholders' equity of approximately $622.7 million, and

  . a deficiency of earnings available to cover fixed charges of $28.5 million for the year ended December 31, 2000.

   A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our convertible subordinated notes due 2007 that we sold in February 2000. At December 31, 2000, $185 million of those notes were outstanding. The following table shows, as of December 31, 2000, the aggregate amount of our interest payments due in each of the next five years listed:

                                                                     Aggregate
     Year                                                             Interest
     ----                                                           ------------
     2001.......................................................... $ 10,175,000
     2002..........................................................   10,175,000
     2003..........................................................   10,175,000
     2004..........................................................   10,175,000
     2005..........................................................   10,175,000

   Our substantial leverage could have significant negative consequences for our future operations, including:

  . increasing our vulnerability to general adverse economic and industry conditions;

  . limiting our ability to obtain additional financing;

  . requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

  . limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

  . placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities. The Company's investment policy calls for investment in short term, low risk instruments. As of December 31, 2000, investments in marketable securities were $541.4 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2000, the decline in the fair value of the portfolio would not be material.

   The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments and long-term investments, entered into to further its business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical/biotechnology industry sector, in companies with which the Company has research and development or licensing agreements. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of December 31, 2000, long-term investments were $40.0 million.

   The Company is exposed to foreign exchange rate fluctuations as the financial results of its foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact the Company's financial position or results of operations. All of the Company's revenues are denominated in U.S. dollars. The Company does not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of December 31, 2000, the impact to the Company's financial position or results of operations would not be material.

Item 8. Financial Statements and Supplementary Data

                                     INDEX

                                                                           Page
                                                                           ----
Consolidated Financial Statements of Incyte Genomics, Inc.
  Report of Ernst & Young LLP, Independent Auditors.......................  34
  Consolidated Balance Sheets at December 31, 2000 and 1999...............  35
  Consolidated Statements of Operations for the years ended December 31,
   2000, 1999 and 1998....................................................  36
  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2000, 1999 and 1998.................................  37
  Consolidated Statement of Stockholders' Equity for the three year period ended December 31, 2000................................................  38
  Consolidated Statements of Cash Flows for the years ended December 31,
   2000, 1999 and 1998....................................................  39
  Notes to the Consolidated Financial Statements..........................  40
  Interim Consolidated Financial Information (unaudited)..................  57
  Schedule II--Valuation and Qualifying Accounts..........................  58

Financial Statements of diaDexus, Inc., a Development Stage Company
  Report of PricewaterhouseCoopers LLP, Independent Accountants...........  59
  Balance Sheet at December 31, 2000 and 1999.............................  60
  Statement of Operations for the years ended December 31, 2000, 1999,
   1998 and for the period from inception (September 1997) through
   December 31, 2000......................................................  61
  Statement of Changes In Members' Equity For the Period From Inception
   (September 1997) through December 31, 2000.............................  62
  Statement of Cash Flows for the years ended December 31, 2000, 1999,
   1998 and for the period from inception (September 1997) through
   December 31, 2000......................................................  64
  Notes to Financial Statements...........................................  65

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Incyte Genomics, Inc.

   We have audited the accompanying consolidated balance sheets of Incyte Genomics, Inc. (formerly Incyte Pharmaceuticals, Inc.) as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of diaDexus, LLC, a joint venture, which statements reflect total assets of $11,297,000 as of December 31, 1999, and net losses of $11,286,000 and
$7,928,000 for the years ended December 31, 1999 and 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the losses from joint venture recorded under the equity method and other data included for diaDexus, LLC, is based solely on the report of the other auditors.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Genomics, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ Ernst & Young LLP

Palo Alto, California
January 23, 2001

                             INCYTE GENOMICS, INC.

                          CONSOLIDATED BALANCE SHEETS
             (in thousands, except number of shares and par value)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................ $110,155  $ 32,220
  Marketable securities--available-for-sale................  472,025    34,717
  Accounts receivable, net.................................   35,022    26,608
  Prepaid expenses and other current assets................   30,693    15,956
                                                            --------  --------
    Total current assets...................................  647,895   109,501

Property and equipment, net................................   98,948    67,293
Long-term investments......................................   40,003    19,275
Goodwill and other intangible assets, net..................   82,944    14,564
Deposits and other assets..................................   17,030    11,301
                                                            --------  --------
    Total assets........................................... $886,820  $221,934
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $ 17,497  $  6,501
  Accrued compensation.....................................   13,023     6,731
  Interest payable.........................................    4,310       --
  Accrued and other current liabilities....................   18,726    11,767
  Deferred revenue.........................................   22,756    26,459
                                                            --------  --------
    Total current liabilities..............................   76,312    51,458

Non-current portion of capital lease obligations and note
 payable...................................................      --        194
Convertible subordinated notes.............................  187,814       --
                                                            --------  --------
    Total liabilities......................................  264,126    51,652
                                                            --------  --------
Commitments and contingencies (see note 3)

Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
   authorized; none issued and outstanding at December 31,
   2000 and 1999...........................................      --        --
  Common stock, $0.001 par value; 200,000,000 shares
   authorized; 65,691,623 and 57,779,872 shares issued and
   outstanding at December 31, 2000 and 1999,
   respectively............................................       66        58
  Additional paid-in capital...............................  689,392   222,776
  Deferred compensation....................................   (2,773)     (806)
  Receivable from stockholders.............................      --        (20)
  Accumulated other comprehensive income...................   20,913     3,443
  Accumulated deficit......................................  (84,904)  (55,169)
                                                            --------  --------
    Total stockholders' equity.............................  622,694   170,282
                                                            --------  --------
    Total liabilities and stockholders' equity............. $886,820  $221,934
                                                            ========  ========

                             See accompanying notes

                             INCYTE GENOMICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Revenues......................................... $194,167  $156,962  $134,811
Costs and expenses:
  Research and development.......................  192,556   146,833    97,192
  Selling, general and administrative............   64,201    37,235    25,438
  Charge for the purchase of in-process research
   and development...............................      --        --     10,978
  Acquisition-related charges....................      --        --      1,171
                                                  --------  --------  --------
    Total costs and expenses.....................  256,757   184,068   134,779
                                                  --------  --------  --------
Income (loss) from operations....................  (62,590)  (27,106)       32
Interest and other income/expense, net...........   41,735     5,485     7,416
Interest expense.................................  (10,529)     (316)     (150)
Losses from joint venture........................   (1,283)   (5,631)   (1,474)
                                                  --------  --------  --------
Income (loss) before income taxes and
 extraordinary item..............................  (32,667)  (27,568)    5,824
Provision (benefit) for income taxes.............      205      (800)    2,352
                                                  --------  --------  --------
Income (loss) before extraordinary item..........  (32,872)  (26,768)    3,472
Extraordinary gain, net of taxes.................    3,137       --        --
                                                  --------  --------  --------
    Net income (loss)............................ $(29,735) $(26,768) $  3,472
                                                  ========  ========  ========
Per share data:
  Income (loss) before extraordinary item--
   basic......................................... $  (0.52) $  (0.48) $   0.06
  Extraordinary gain, net of taxes--basic........     0.05       --        --
                                                  --------  --------  --------
  Basic net income (loss) per share.............. $  (0.47) $  (0.48) $   0.06
                                                  ========  ========  ========
  Income (loss) before extraordinary item--
   diluted....................................... $  (0.52) $  (0.48) $   0.06
  Extraordinary gain, net of taxes--diluted......     0.05       --        --
                                                  --------  --------  --------
  Diluted net income (loss) per share............ $  (0.47) $  (0.48) $   0.06
                                                  ========  ========  ========
Shares used in computing basic net income (loss)
 per share.......................................   63,211    56,276    53,842
                                                  ========  ========  ========
Shares used in computing diluted net income
 (loss) per share................................   63,211    56,276    57,798
                                                  ========  ========  ========

                             See accompanying notes

                             INCYTE GENOMICS, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                     Year Ended December 31,
                                                     --------------------------
                                                       2000      1999     1998
                                                     --------  --------  ------
Net income (loss)................................... $(29,735) $(26,768) $3,472
Other comprehensive income (loss)
  Unrealized gains on marketable securities.........   17,618     3,618     338
  Foreign currency translation adjustment...........     (148)     (165)   (404)
                                                     --------  --------  ------
Other comprehensive income (loss)...................   17,470     3,453     (66)
                                                     --------  --------  ------
Comprehensive income (loss)......................... $(12,265) $(23,315) $3,406
                                                     ========  ========  ======



                             See accompanying notes

                             INCYTE GENOMICS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except number of shares)

                                                                      Accumulated
                                 Additional              Receivable      Other                     Total
                          Common  Paid-in     Deferred      From     Comprehensive Accumulated Stockholders'
                          Stock   Capital   Compensation Stockholder    Income       Deficit      Equity
                          ------ ---------- ------------ ----------- ------------- ----------- -------------
Balances at January 1,
 1998...................   $52    $175,723    $   --        $ --        $    56     $(30,129)    $145,702
Adjustment to conform
 fiscal year of pooled
 entity--Synteni
 (including issuance of
 674,542 shares of
 Common Stock)..........     1       3,731     (1,658)        (49)          --        (1,744)         281
Issuance of 846,060
 shares of Common Stock
 upon exercise of stock
 options; 77,888 shares
 of Common Stock shares
 issued under ESPP......     1       4,748        --          --            --           --         4,749
Issuance of 1,952,260
 shares of Common Stock
 in purchase of Hexagen
 Limited................     2      23,437        --          --            --           --        23,439
Tax benefit from
 employee stock
 transactions...........    --       1,525        --          --            --           --         1,525
Amortization of deferred
 compensation...........    --         --         449         --            --           --           449
Repayment of receivable
 from stockholder.......    --         --         --           16           --           --            16
Net change in unrealized
 gains (losses) on
 marketable securities..    --         --         --          --            338          --           338
Change in cumulative
 translation
 adjustment.............    --         --         --          --           (404)         --          (404)
Net income..............    --         --         --          --            --         3,472        3,472
                           ---    --------    -------       -----       -------     --------     --------
Balances at December 31,
 1998...................    56     209,164     (1,209)        (33)          (10)     (28,401)     179,567
Issuance of 1,961,696
 shares of Common Stock
 upon exercise of stock
 options; 158,754 shares
 of Common Stock issued
 under the ESPP.........     2      13,612        --          --            --           --        13,614
Amortization of deferred
 compensation...........    --         --         403         --            --           --           403
Repayment of receivable
 from stockholder.......    --         --         --           13           --           --            13
Net change in unrealized
 gains (losses) on
 marketable securities..    --         --         --          --          3,618          --         3,618
Change in cumulative
 translation
 adjustment.............    --         --         --          --           (165)         --          (165)
Net loss................    --         --         --          --            --       (26,768)     (26,768)
                           ---    --------    -------       -----       -------     --------     --------
Balances at December 31,
 1999...................    58     222,776       (806)        (20)        3,443      (55,169)     170,282
Issuance of 2,448,612
 shares of Common Stock
 upon exercise of stock
 options; 214,617 shares
 of Common Stock issued
 under the ESPP.........     3      28,625        --          --            --           --        28,628
Issuance of 4,000,000
 shares of Common Stock
 in private equity
 offering...............     4     403,351        --          --            --           --       403,355
Issuance of 1,248,522
 shares of Common Stock
 and deferred
 compensation from stock
 options assumed in the
 acquisition of Proteome
 Inc....................     1      34,640     (2,479)        --            --           --        32,162
Amortization of deferred
 compensation...........    --         --         512         --            --           --           512
Repayment of receivable
 from stockholder.......    --         --         --           20           --           --            20
Net change in unrealized
 gains (losses) on
 marketable securities..    --         --         --          --         17,618          --        17,618
Change in cumulative
 translation
 adjustment.............    --         --         --          --           (148)         --          (148)
Net loss................    --         --         --          --            --       (29,735)     (29,735)
                           ---    --------    -------       -----       -------     --------     --------
Balances at December 31,
 2000...................   $66    $689,392    $(2,773)      $ --        $20,913     $(84,904)    $622,694
                           ===    ========    =======       =====       =======     ========     ========

                            See accompanying notes.

                             INCYTE GENOMICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   2000       1999      1998
                                                 ---------  --------  --------
Cash flows from operating activities:
Net income (loss)............................... $ (29,735) $(26,768) $  3,472
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
 Depreciation and amortization..................    34,842    28,106    17,827
 Gain on repurchase of convertible subordinated
  notes.........................................    (3,137)      --        --
 Gain on sale of long-term investments, net.....    (4,384)     (241)      --
 Non-cash portion of the charge for the
  purchase of in-process research and
  development...................................       --        --     10,978
 Losses from joint venture......................     1,283     5,631     1,474
 Adjustment to conform fiscal year of pooled
  entity........................................       --        --        278
 Changes in certain assets and liabilities:
   Accounts receivable..........................    (8,414)  (12,290)    5,885
   Prepaid expenses and other assets............   (19,824)  (17,973)   (5,280)
   Accounts payable.............................    10,816    (1,743)    1,773
   Accrued and other current liabilities........    14,912     6,427     1,826
   Deferred revenue.............................    (3,703)   (2,595)   (2,000)
                                                 ---------  --------  --------
     Net cash provided by (used in) operating
      activities................................    (7,344)  (21,446)   36,233
                                                 ---------  --------  --------
Cash flows from investing activities:
Capital expenditures............................   (59,510)  (34,758)  (30,710)
Purchase of long-term investments...............   (10,094)   (4,181)   (7,145)
Proceeds from the sale of long-term
 investments....................................     7,917     4,321       --
Purchase of Subsidiary (net of cash received)...   (36,866)      --     (3,977)
Purchases of marketable securities..............  (822,357)  (22,998)  (98,512)
Sales of marketable securities..................   274,267    38,932    88,081
Maturities of marketable securities.............   112,950    10,000     6,900
                                                 ---------  --------  --------
     Net cash used in investing activities......  (533,693)   (8,684)  (45,363)
                                                 ---------  --------  --------
Cash flows from financing activities:
Proceeds from issuance of common stock under
 stock plans....................................    31,297    13,614     4,749
Proceeds from the private equity offering.......   403,355       --        --
Proceeds from the issuance of Convertible
 Subordinated Notes.............................   196,800       --        --
Repurchase of Convertible Subordinated Notes....   (11,872)      --        --
Principal payments on capital lease obligations
 and note payable...............................      (480)   (1,160)     (781)
Proceeds from repayment of receivable from
 stockholders...................................        20        13        16
                                                 ---------  --------  --------
     Net cash provided by financing activities..   619,120    12,467     3,984
                                                 ---------  --------  --------
Effect of exchange rate on cash and cash
 equivalents....................................      (148)     (165)     (404)
Net increase (decrease) in cash and cash
 equivalents....................................    77,935   (17,828)   (5,550)
Cash and cash equivalents at beginning of
 period.........................................    32,220    50,048    55,598
                                                 ---------  --------  --------
Cash and cash equivalents at end of period...... $ 110,155  $ 32,220  $ 50,048
                                                 =========  ========  ========
Supplemental Schedule of Cash Flow Information
Interest paid................................... $   6,219  $    316  $    138
                                                 =========  ========  ========
Taxes paid...................................... $     226  $    224  $    705
                                                 =========  ========  ========
Cash Flow for Acquisition of Subsidiaries
Tangible assets acquired (excluding $808 and
 $1,023 cash received in 2000 and 1998,
 respectively).................................. $   1,597            $  3,025
Purchased in-process research and development...       --               10,978
Goodwill and other intangible assets acquired...    70,771              17,553
Acquisition costs incurred......................    (2,300)             (1,029)
Liabilities assumed.............................    (1,039)             (3,112)
Deferred compensation assumed...................     2,479                 --
Common stock issued.............................   (34,642)            (23,438)
                                                 ---------            --------
     Cash paid for acquisition (net of $808 and
      $1,023 cash received in 2000 and 1998,
      respectively)............................. $  36,866            $  3,977
                                                 =========            ========

                             See accompanying notes

                             INCYTE GENOMICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

   Organization and Business. Incyte Genomics, Inc. (the "Company") was incorporated in Delaware in April 1991 under the name Incyte Pharmaceuticals, Inc. In June 2000, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name to Incyte Genomics, Inc. The Company designs, develops, and markets genomic information-based tools including database products, genomic data management software tools, microarray-based gene expression services and genomic reagents and related services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based tools used by pharmaceutical and biotechnology companies and academic researchers to understand disease and to discover and develop drugs. The Company is also engaged in its own internal disease pathway and therapeutic drug discovery programs.

   Principles of Consolidation. The consolidated financial statements include the accounts of Incyte Genomics, Inc., and its wholly owned subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

   In December 2000, the Company completed the acquisition of Proteome, Inc. ("Proteome"), which was accounted for as a purchase. The Company issued 1,248,522 shares of its common stock and $37.7 million in cash in exchange for all of Proteome's outstanding capital stock. In addition, the Company assumed Proteome's outstanding stock options, which if fully vested and exercised, would amount to 216,953 shares of common stock. The consolidated financial statements discussed herein reflect the inclusion of the results of Proteome from the date of acquisition, December 28, 2000.

   In September 1998, the Company completed the acquisition of Hexagen Limited ("Hexagen"), which was accounted for as a purchase. The Company issued 1,952,260 shares of its common stock and $5.0 million in cash in exchange for all of Hexagen's outstanding capital stock. In addition, the Company assumed Hexagen's outstanding stock options, which if fully vested and exercised, would amount to 251,818 shares of common stock. The consolidated financial statements discussed herein reflect the inclusion of the results of Hexagen from the date of acquisition, September 21, 1998.

   In January 1998, the Company issued 4,680,474 shares of common stock in exchange for all of the capital stock of Synteni, Inc. ("Synteni"). The merger has been accounted for as a pooling of interests and, accordingly, the Company's financial statements and financial data for all periods prior to the acquisition were retroactively restated to include the accounts and operations of Synteni since inception. Synteni's fiscal year ended on September 30. Synteni's results of operations for the period from October 1, 1997 to December 31, 1997 were recorded directly in accumulated deficit in 1998.

   Reclassifications. Certain amounts reported in previous years have been reclassified to conform to 2000 financial statement presentation.

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

                             INCYTE GENOMICS, INC.

   Concentrations of Credit Risk. Cash, cash equivalents, and short-term investments, trade receivables, and long-term strategic investments are financial instruments which potentially subject the Company to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. The Company primarily invests its excess available funds in notes and bills issued by the U.S. government and its agencies and corporate debt securities and, by policy, limits the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. Government. The Company's customers are primarily pharmaceutical and biotechnology companies which are typically located in the United States and Europe. The Company has not experienced any significant credit losses to date and does not require collateral on receivables. The Company's long-term investments represent equity investments in a number of companies whose businesses may be complementary to the Company's business. The Company evaluates the long-term investments quarterly for impairment, and to date has not incurred a material impairment related to these investments. (See Long-Term Investments)

   Cash and Cash Equivalents. Cash and cash equivalents are held in U.S. and U.K. banks or in custodial accounts with U.S. and U.K. banks. Cash equivalents are defined as all liquid investments with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk. All other investments are reported as marketable securities--available-for-sale.

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

   The following is a summary of the Company's marketable security portfolio including cash equivalents of $69,330,000 and $2,803,000 as of December 31, 2000 and 1999, respectively.

                                                             Net
                                                          Unrealized Estimated
                                                Amortized   Gains      Fair
                                                  Cost     (Losses)    Value
                                                --------- ---------- ---------
                                                        (in thousands)
     December 31, 2000
     U.S. Treasury notes and other U.S.
      government and agency securities......... $173,614   $   226   $173,840
     Corporate debt securities.................  365,896     1,619    367,515
     Long term equity investments..............    5,761    19,783     25,544
                                                --------   -------   --------
                                                $545,271   $21,628   $566,899
                                                ========   =======   ========

     December 31, 1999
     U.S. Treasury notes and other U.S.
      government and agency securities......... $ 35,043   $  (326)  $ 34,717
     Corporate debt securities.................    2,800         3      2,803
     Long term equity investments..............    5,762     4,333     10,095
                                                --------   -------   --------
                                                $ 43,605   $ 4,010   $ 47,615
                                                ========   =======   ========

   The Company had long term equity investments in privately held companies of $14,459,000 and $4,086,000 that were excluded in the above tables as of December 31, 2000 and 1999, respectively. In the year ended

                             INCYTE GENOMICS, INC.

December 31, 2000, the Company recognized a gain on the sale of one of its long-term investments of $5,418,000. This gain was reported in interest and other income/expense, net.

   At December 31, 2000 and 1999, all of the Company's debt investments are classified as short-term, as the Company has classified its investments as available for sale and may not hold its investments until maturity in order to take advantage of market conditions. Unrealized losses were not material and have therefore been netted against unrealized gains. At December 31, 2000, the Company's debt marketable securities had the following maturities:

                                                                       Estimated
                                                             Amortized   Fair
                                                               Cost      Value
                                                             --------- ---------
                                                               (in thousands)
     Less than one year..................................... $300,712  $300,910
     Between one and two years..............................  146,572   147,582
     Between two and three years............................   92,226    92,863
                                                             --------  --------
                                                             $539,510  $541,355
                                                             ========  ========

   Net realized gains of $172,000, $272,000 and $380,000 from sales of marketable securities were included in Interest and Other Income in 2000, 1999 and 1998, respectively.

   Accounts Receivable. Accounts receivable at December 31, 2000 and 1999 included an allowance for doubtful accounts of $356,000 and $234,000, respectively.

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

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
     Office equipment....................................... $  5,308  $  4,630
     Laboratory equipment...................................   32,286    25,297
     Computer equipment.....................................   93,136    52,565
     Leasehold improvements.................................   48,924    37,941
                                                             --------  --------
                                                              179,654   120,433
     Less accumulated depreciation and amortization.........  (80,706)  (53,140)
                                                             --------  --------
                                                             $ 98,948  $ 67,293
                                                             ========  ========

   Depreciation expense, including amortization expense of assets under capital leases, was $22,797,000, $16,711,000, and $13,420,000, for 2000, 1999,
and 1998, respectively. Amortization of leasehold improvements was $6,125,000, $5,138,000, and $3,343,000, for 2000, 1999, and 1998, respectively.

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

                             INCYTE GENOMICS, INC.

   Long-Term Investments. The Company has made equity investments in a number of companies whose businesses may be complementary to the Company's business. The Company accounts for its investments for which the shares are freely tradable or become freely tradable within one year of the balance sheet date in accordance with Statement of Financial Accounting Standard ("SFAS") 115, with unrealized gains and losses being reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. In all other cases, the cost method of accounting is used. The Company holds less than 20% of each long-term investment, and does not have the ability to exert significant influence over these investments.

   Joint Venture. In September 1997, the Company formed a joint venture, diaDexus, LLC, with SmithKline Beecham Corporation ("SB"), to utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company and SB each held a 50 percent equity interest in diaDexus and the Company accounted for the investment under the equity method. On April 4, 2000, diaDexus converted from an LLC to a corporation and completed a private equity financing, at which time the Company no longer had significant influence over diaDexus. Accordingly, the Company began accounting for its investment in diaDexus under the cost method of accounting as of the date of the financing. (See Note 11).

   Goodwill and Other Intangible Assets. Goodwill and other intangible assets were generated in the acquisition of Hexagen in 1998 and Proteome in 2000. Goodwill generated in the Hexagen acquisition is being amortized on a straight line basis over 8 years and the other intangible assets of developed technology and assembled workforce are being amortized on a straight line basis over 5 and 3 years, respectively. Goodwill generated in the Proteome acquisition is being amortized over 8 years and the other intangible assets of database, developed technology, tradename and assembled workforce are being amortized on a straight line basis over 8, 5, 3, and 3 years, respectively. Goodwill and other intangible assets are evaluated quarterly for impairment. At December 31, 2000 and 1999, accumulated amortization was $5,380,000 and $2,989,000, respectively.

   Software Costs. In accordance with the provisions of the Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company has capitalized software development costs incurred in developing certain products once technological feasibility of the products has been determined. At December 31, 2000 and 1999 capitalized software was $8,166,000 and $8,543,000, respectively, net of accumulated amortization of $9,785,000 and $5,230,000, respectively. Amortization expensewas $4,799,000; $3,418,000; and $1,379,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

   Internal Use Software. The Company accounts for software developed or obtained for internal use in accordance with Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The statement requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll related costs. Capitalized software costs, which are included in property and equipment are depreciated over three to five years.

   Accumulated Other Comprehensive Income. Accumulated Other Comprehensive Income consists of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
                                                                (in thousands)
     Unrealized gains on marketable securities................. $21,628  $4,010
     Cumulative Translation Adjustment.........................    (715)   (567)
                                                                -------  ------
                                                                $20,913  $3,443
                                                                =======  ======

                             INCYTE GENOMICS, INC.

   Revenue Recognition. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For database collaboration agreements, revenues are recognized evenly over the term of each agreement. Revenue is deferred for fees received before earned. Revenues from custom orders, such as reagents are recognized upon completion and delivery. Revenues from custom services are recognized upon completion. Revenue from gene expression microarray services includes: technology access fees, which are recognized ratably over the access term, and usage fees, which are recognized at the completion of key stages in the performance of the service in proportion to costs incurred. Generally, software revenue is allocated between license fees and maintenance fees, in accordance with SOP 97-2, with the license revenue being recognized upon installation, and maintenance fees recognized evenly over the maintenance term.

   Revenues recognized from multiple elements contracts are allocated to each element of the arrangement based on the relative fair values of the elements. The determination of fair value of each element is based on objective evidence from historical sales of the individual element by us to other customers. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. When contracts include non-monetary exchanges, the non-monetary transaction is determined using the fair values of the assets or services involved.

   Stock-Based Compensation. The Company accounts for stock option grants to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company currently grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant, and therefore records no compensation expense. Prior to the merger with Incyte, Synteni recorded deferred compensation of $1,658,000 for options issued to employees with an exercise price below the fair market value of the underlying stock. Included in the acquisition price of Proteome is $2,479,000 of deferred compensation related to the intrinsic value of the unvested stock options assumed by Incyte. The amounts are being amortized over the vesting period of the options issued.

   Advertising Costs. All costs associated with advertising products are expensed in the year incurred. Advertising expense for the years ended December 31, 2000, 1999, and 1998, was $2,482,000, $1,051,000, and $1,092,000,
respectively.

   New Pronouncements. In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. ("SFAS 133"), as amended by SFAS Nos. 137 and 138, which is required to be adopted in the first quarter of 2001. SFAS 133 established standards for accounting and reporting derivative instruments and hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. The adoption of SFAS 133 is not expected to have a material adverse impact on the consolidated financial position or results of operations of the Company.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees. Adoption of SAB 101 had no material impact on the consolidated financial position or results of operations.

   In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), which contains rules designed to clarify the application of APB 25. The Company adopted FIN 44 on July 1, 2000 and the adoption had no material impact on the consolidated financial position or results of operations.

                             INCYTE GENOMICS, INC.

Note 2. Database and Microarray Agreements

   As of December 31, 2000, the Company had entered into database collaboration agreements with over thirty pharmaceutical, biotechnology and agricultural companies. Over 60% and 83% of revenues in 2000 and 1999, respectively, were derived from such collaborations. Each collaborator has agreed to pay, during the term of the agreement, annual fees to receive non-exclusive access to selected modules of the Company's databases. In addition, if a customer develops certain products utilizing the Company's technology and proprietary database information, milestone and royalty payments could potentially be received by the Company.

   The Company has also entered into microarray production agreements with pharmaceutical, biotechnology and agricultural companies. The agreements range from small volume pilot agreements to large volume production agreements.

   One customer contributed 11% of total revenues in 2000 and another accounted for 12% of total revenues in 1998. No customer accounted for 10% or more of total revenues in 1999.

   In June 2000, the Company sold the microbial sequence data unique to the PathoSeq Database, and licensed related source code, software, patent rights and the trademark for PathoSeq to Elitra Pharmaceuticals, Inc. ("Elitra"). Under the terms of the agreement, Elitra has the right to modify the licensed software for internal purposes, and to add Elitra's proprietary antimicrobial genomics information to the data included in PathoSeq. Elitra also obtained the right to market and sell the PathoSeq Database. In exchange for these items, the Company received a combination of cash and Elitra preferred stock valued at $6.6 million.

Note 3. Commitments

   At December 31, 2000, the Company had signed noncancelable operating leases on multiple facilities, including facilities in Palo Alto and Fremont, California; St. Louis, Missouri; Beverly, Massachusetts; and Cambridge, England. The leases expire on various dates ranging from September 2001 to March 2011. Rent expense for the years ended December 31, 2000, 1999, and 1998, was approximately $12,696,000, $8,674,000, and $5,218,000.

   The Company had laboratory and office equipment with a cost of approximately $2,308,000 at December 31, 1999, and related accumulated amortization of approximately $716,000 at December 31, 1999, under capital leases. These leases were secured by the equipment leased thereunder. The Company had no capital leases as of December 31, 2000.

   At December 31, 2000, future noncancelable minimum payments under the operating leases were as follows:

                                                                    Operating
                                                                      Leases
                                                                  --------------
                                                                  (in thousands)
     Year ended December 31, 2001................................    $ 16,684
       2002......................................................      14,211
       2003......................................................      12,202
       2004......................................................       9,906
       2005......................................................       9,353
       Thereafter................................................      42,313
                                                                     --------
         Total minimum lease payments............................    $104,669
                                                                     ========

                             INCYTE GENOMICS, INC.

   In July 1997, Synteni obtained $1,000,000 in debt financing secured by its property and equipment. The loan is repayable in 48 equal monthly installments commencing on September 1, 1997 and carries an annual interest rate of 9%. In connection with the financing, Synteni issued a warrant to purchase 5,138 shares of Incyte equivalent common stock, exercisable for a period of seven years from the date of issue at an exercise price of $3.90 per share. Using the Black-Scholes model to determine the fair market value of the warrant, management has determined that such fair value is nominal. In 2000, the Company repaid the note in full.

Note 4. Convertible Subordinated Notes

   In February 2000, in a private placement, the Company issued $200.0 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to all senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. The Company may, at its option, redeem the notes at any time before February 7, 2003, but only if the Company's stock price exceeds 150% of the conversion price for 20 trading days in a period of 30 consecutive trading days. On or after February 7, 2003 the Company may, at its option, redeem the notes at specific prices. Holders may require the Company to repurchase the notes upon a change in control, as defined. As of December 31, 2000, the fair value of the notes was $120,042,000.

   In November 2000, the Company repurchased on the open market, and retired, $15.0 million in par value of the convertible subordinated notes. The Company recognized a gain of $3.1 million on the transactions, which was reported as an extraordinary gain.

Note 5. Stockholders' Equity

   Common Stock. At December 31, 2000, the Company had reserved a total of 12,626,452 shares of its common stock for issuance upon exercise of outstanding stock options and purchases under the Employee Stock Purchase Plan described below and the conversion of the convertible subordinated notes described in Note 4. In July 2000, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend paid on August 31, 2000 to holders of record on August 7, 2000. All share and per share data have been adjusted retroactively to reflect the split.

   On June 6, 2000, the Company's stockholders approved an increase in the number of shares authorized for issuance from 75,000,000 to 200,000,000.

   Preferred Stock. The Company is authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding at December 31, 2000 or 1999. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future. The Company has reserved 500,000 shares of preferred stock designated as Series A Participating Preferred Stock for issuance in connection with the Stockholders Rights plan described below.

   Sales of Stock. In February 2000, in a private offering, the Company issued 4,000,000 shares of common stock at $105.50 per share. Net proceeds from this offering were approximately $403.4 million, net of offering expenses.

   Stock Compensation Plans. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost, excluding options issued by Synteni prior to the merger, has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net loss in 2000, 1999, and 1998 would have been approximately $50.5 million, $40.0 million, and

                             INCYTE GENOMICS, INC.

$7.4 million, respectively. The Company's pro forma basic and diluted net loss per share in 2000, 1999, and 1998 would have been $0.80, $0.71, and $0.13 per share, respectively. The weighted average fair value of the options granted during 2000, 1999, and 1998 are estimated at $28.30, $6.71, and $8.30 per share, respectively, on the date of grant, using the Black-Scholes multiple-option pricing model with the following assumptions: dividend yield 0%, 0% and 0%, volatility of 92% 66%, and 57%, risk-free interest rate of 6.26%, 5.43%, and 5.06%, and an average expected life of 3.04, 3.32, and 3.79 years, for 2000, 1999, and 1998, respectively. The average fair value of the employees' purchase rights under the Employee Stock Purchase Plan during 2000, 1999, and 1998 is estimated at $6.67, $4.07, and $6.08, respectively, on the date of grant, using the Black-Scholes multiple-option pricing model with the following assumptions: dividend yield 0%, 0% and 0%, volatility of 76%, 66%, and 57%, risk free interest rate of 5.89%, 5.14%, and 4.75%, and an expected life of 6 months, respectively.

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

   Summaries of stock option activity for the Company's stock option plans as of December 31, 2000, 1999, and 1998, and related information for the years ended December 31 are included in the plan descriptions below.

   1991 Stock Plan. In November 1991, the Board of Directors adopted the 1991 Stock Plan (the "Stock Plan"), which was amended and restated in 1992, 1995, 1996 and 1997 for issuance of common stock to employees, consultants, and scientific advisors. Options issued under the plan shall, at the discretion of the compensation committee of the Board of Directors, be either incentive stock options or nonstatutory stock options. The exercise prices of incentive stock options granted under the plan are not less than the fair market value on the date of the grant, as determined by the Board of Directors. The exercise prices of nonstatutory stock options granted under the plan cannot be less than 85% of the fair market value on the date of the grant, as determined by the Board of Directors. Options generally vest over four years, pursuant to a formula determined by the Company's Board of Directors, and expire after ten years. In June 2000, the Company's stockholders approved an increase in the number of shares of common stock reserved for issuance under the plan from 14,800,000 to 17,400,000.

   1996 Synteni Stock Plan. In December 1996, Synteni's board of directors approved and adopted the 1996 Equity Incentive Plan ("Synteni Plan"). Under the Synteni Plan, Synteni could grant incentive stock options, nonstatutory stock options, stock bonuses or restricted stock purchase rights to purchase the aggregate equivalent of 872,200 shares of Incyte common stock. Incentive stock options could be granted to employees and nonstatutory options and rights to purchase restricted stock may be granted to employees, directors or consultants at exercise prices of no less than 100% and 85%, respectively, of the fair value of the common stock on the grant date, as determined by the board of directors. Options could be granted with different vesting terms from time to time and options expire no more than 10 years after the date of grant. All outstanding options at the time of the merger with Incyte were converted to options to purchase Incyte common stock, and the Synteni Plan was terminated.

   1998 Proteome Stock Plan. In October 1998, Proteome's Board of Directors approved and adopted the Proteome, Inc. 1998 Employee, Director and Consultant Stock Option Plan, as amended through August 6, 1999 (the "Proteome Plan"). Under the Proteome Plan, Proteome could grant incentive stock options and non-qualified options to purchase the equivalent of 216,953 shares of Incyte common stock. Incentive stock options could be granted to employees at exercise prices of no less than 100% of the fair value of the common stock on

                             INCYTE GENOMICS, INC.

the grant date, as determined by the board of directors or a committee of the board of directors. Non-qualified options could be granted to employees, outside directors and consultants who provided services to Proteome at exercise prices no less than par value of the common stock, as determined by the board of directors or a committee of the board of directors. Options could be granted with different vesting terms from time to time and options issued under the Proteome Plan expire no more than 10 years after the date of grant. All outstanding options at the time of the merger with Incyte were converted to options to purchase Incyte common stock, and the Proteome Plan was assumed by Incyte. No further options will be granted under the Proteome Plan.

   Activity under the combined plans was as follows:

                                                             Shares Subject To
                                                            Outstanding Options
                                                            --------------------
                                                                        Weighted
                                                  Shares                Average
                                                Available               Exercise
                                                For Grant     Shares     Price
                                                ----------  ----------  --------
   Balance at January 1, 1998..................  1,329,596   7,160,050   $ 8.23
     Additional authorization..................  3,000,000         --
     Options granted........................... (2,005,668)  2,005,668    14.35
     Options exercised.........................        --     (842,020)    4.26
     Options canceled..........................    415,526    (415,526)   15.37
     Termination of Synteni Plan...............   (176,560)        --
                                                ----------  ----------
   Balance at December 31, 1998................  2,562,894   7,908,172     9.83
     Additional authorization..................  2,200,000         --
     Options granted........................... (5,142,088)  5,142,088    13.76
     Options exercised.........................        --   (1,961,696)    6.36
     Options canceled..........................  1,339,408  (1,339,408)   13.76
                                                ----------  ----------
   Balance at December 31, 1999................    960,214   9,749,156    12.08
     Additional authorization..................  2,600,000         --       --
     Options granted...........................   (861,711)    861,711    47.40
     Options exercised.........................        --   (2,328,612)   11.34
     Options canceled..........................    726,812    (726,812)   17.53
                                                ----------  ----------
   Balance at December 31, 2000................  3,425,315   7,555,443   $15.59
                                                ==========  ==========

   Included in the above table, in the 1998 activity, were stock options issued by Synteni to purchase 179,156 Incyte equivalent common shares at a weighted average exercise price of $0.75, in the period from October 1, 1997 to December 31, 1997. The Company recorded $1,658,000 of deferred compensation related to these options, which is being amortized over the vesting period of the options.

   Options to purchase a total of 3,469,661; 3,725,352; and 4,895,078 shares at December 31, 2000, 1999, and 1998, respectively, were exercisable. Of the options exercisable, 3,469,661; 3,427,292; and 3,703,098 shares were vested at December 31, 2000, 1999, 1998, respectively.

   Options Assumed in Proteome Acquisition. As part of the Proteome acquisition, Proteome stock option holders received options to purchase 216,953 shares of Incyte common stock. The options issued have a weighted average exercise price of $7.60 and options to purchase 40,651 shares were vested at December 31, 2000. The Company recognized $2,479,000 of deferred compensation related to these options, which is being amortized over the vesting period of the options.

                             INCYTE GENOMICS, INC.

   Non-Employee Directors' Stock Option Plan. In August 1993, the Board of Directors approved the 1993 Directors' Stock Option Plan (the "Directors' Plan"), which was amended in 1995. The Directors' Plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. The maximum number of shares issuable under the Directors' Plan is 800,000.

   Through the inception of the plan through March 1998, the Directors' Plan provides immediate issuance of options to purchase an initial 80,000 shares of common stock to each new non-employee director joining the Board. In March 1998, the Directors Plan was amended to eliminate this initial grant. Additionally, members who continue to serve on the Board will receive annual option grants for 10,000 shares exercisable in full on the first anniversary of the date of the grant. All options are exercisable at the fair market value of the stock on the date of grant. Through December 31, 2000, the Company had granted options outstanding under the Directors' Plan to purchase 535,000 shares of common stock at weighted average exercise prices of $8.819 (615,000 and 575,000 shares of common stock at a weighted average exercise price of $5.625 and $5.59 at December 31, 1999 and 1998, respectively); 495,000 shares are vested and exercisable at December 31, 2000 (575,000 and 483,000 shares were vested and exercisable at December 31, 1999 and 1998, respectively). In 2000, 120,000 shares of common stock were purchased under the Directors' Plan at a weighted average exercise price of $1.36. No options were exercised prior to 2000.

   The following table summarizes information about stock options outstanding at December 31, 2000, for the 1991 Stock Plan, the 1996 Synteni Stock Plan, the 1998 Proteome Stock Plan, and the 1993 Non-employee Directors' Stock Option Plan:

                                         Options Outstanding          Options Exercisable
                                ------------------------------------- --------------------
                                                             Weighted             Weighted
                                            Weighted Average Average              Average
                                  Number       Remaining     Exercise   Number    Exercise
     Range of Exercise Prices   Outstanding Contractual Life  Price   Exercisable  Price
     ------------------------   ----------- ---------------- -------- ----------- --------
     $ 0.01- 3.63............    1,041,242        3.99        $ 2.10     989,167   $ 2.17
      3.69- 8.66.............      962,252        6.59          6.19     693,011     5.46
      8.84- 10.47............      869,224        6.95          9.84     585,426    10.04
      10.50- 13.88...........      883,888        8.12         12.35     395,424    12.51
      14.00- 15.06...........    1,409,019        8.32         14.60     487,368    14.60
      15.22- 15.22...........    1,265,269        8.94         15.22     323,898    15.22
      15.50- 18.31...........      898,201        7.39         17.54     492,207    17.55
      20.13- 43.81...........      858,001        8.94         34.79     123,823    22.01
      44.83-119.88...........      120,300        9.13         94.04       5,790    44.83
                                 ---------                             ---------
                                 8,307,396        7.48         14.97   4,096,114     9.87
                                 ---------                             ---------

   Employee Stock Purchase Plan. On May 21, 1997, the Company's stockholders adopted the 1997 Employee Stock Purchase Plan ("ESPP"). The Company has authorized 800,000 shares of common stock for issuance under the ESPP. In June 2000, the Company's stockholders approved an increase in the number of shares of common stock reserved for issuance under the plan to 1,200,000. Each regular full-time and part-time employee is eligible to participate after one months of employment. The Company issued 214,617; 158,754; and 77,888 shares under the ESPP in 2000, 1999 and 1998, respectively. As of December 31, 2000, 748,741 shares remain available for issuance under the ESPP. As of December 31, 2000 and 1999, $466,000 and $221,000 respectively, has been deducted from employees' payroll for the purchase of shares under the ESPP.

   Stockholders Rights Plan. On September 25, 1998, the Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"), pursuant to which one preferred stock purchase right (a "Right") was distributed for each outstanding share of common stock held of record on October 13, 1998. One Right will also attach to each

                             INCYTE GENOMICS, INC.

share of common stock issued by the Company subsequent to such date and prior to the distribution date defined below. Each Right represents a right to purchase, under certain circumstances, a fractional share of the Company's Series A Participating Preferred Stock at an exercise price of $100.00, subject to adjustment. In general, the Rights will become exercisable and trade independently from the common stock on a distribution date that will occur on the earlier of (i) the public announcement of the acquisition by a person or group of 15% or more of the common stock or (ii) ten days after commencement of a tender or exchange offer for the common stock that would result in the acquisition of 15% or more of the common stock. Upon the occurrence of certain other events related to changes in ownership of the common stock, each holder of a Right would be entitled to purchase shares of common stock, or an acquiring corporation's common stock, having a market value of twice the exercise price. Under certain conditions, the Rights may be redeemed at $0.01 per Right by the Board of Directors. The Rights expire on September 25, 2008.

Note 6. Income Taxes

   The provision for income taxes consists of the following (in thousands):

                                                                 Year Ended
                                                                December 31,
                                                             -------------------
                                                             2000  1999    1998
                                                             ----- -----  ------
     Current
       Federal.............................................. $ --  $(832) $2,012
       Foreign..............................................   125   (92)    165
       State................................................    80   124     175
                                                             ----- -----  ------
         Total provision (benefit) for income taxes......... $ 205 $(800) $2,352
                                                             ===== =====  ======

   Income (loss) before provision for income taxes consisted of the following (in thousands):

                                                      Year Ended December 31,
                                                      --------------------------
                                                        2000      1999     1998
                                                      --------  --------  ------
     U.S Taxable entities............................ $(29,735) $(27,869) $5,536
     Other...........................................      --        301     288
                                                      --------  --------  ------
                                                      $(29,735) $(27,568) $5,824
                                                      ========  ========  ======

   The provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

                                                    Year Ended December 31,
                                                    -------------------------
                                                      2000     1999     1998
                                                    --------  -------  ------
     Provision (benefit) at U.S. federal statutory
      rate........................................  $(10,407) $(9,649) $2,038
     State taxes, net of federal benefit..........        52       81     112
     Use of net operating loss carryforwards......       --       --   (4,208)
     Unbenefitted net operating losses............    10,118    8,604     --
     Purchased in-process research & development..       --       --    3,842
     Non-deductible acquisition costs.............       --       --      410
     Other........................................       442      164     158
                                                    --------  -------  ------
     Provision (benefit) for income taxes.........  $    205  $  (800) $2,352
                                                    ========  =======  ======

                             INCYTE GENOMICS, INC.

   Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                 December 31
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
     Deferred tax assets:
       Net operating loss carryforwards....................... $69,800  $18,700
       Research credits.......................................  12,900    9,700
       Capitalized research and development...................  13,000    7,700
       Accruals and reserves..................................   4,400    2,800
       Other, net.............................................     400    4,500
                                                               -------  -------
         Total gross deferred tax assets...................... 100,500   43,400
     Less valuation allowance for deferred tax assets......... (91,900) (43,400)
                                                               -------  -------
     Net deferred tax assets..................................   8,600      --
     Deferred tax liabilities:
       Purchased intangibles..................................   8,600      --
                                                               -------  -------
         Net deferred tax assets and liabilities.............. $   --   $   --
                                                               =======  =======

   The valuation allowance for deferred tax assets increased by approximately $48,500,000, $20,400,000 and $4,800,000 during the years ended December 31,
2000, 1999 and 1998, respectively. Approximately $56,100,000 of the valuation allowance for deferred tax assets relates to benefits from stock option deductions which, when recognized, will be allocated directly to contributed capital.

   The Company's management believes the uncertainty regarding the timing of the realization of net deferred tax assets requires a valuation allowance.

   As of December 31, 2000, the Company had federal net operating loss carryforwards of approximately $198,900,000. The Company also had federal research and development tax credit carryforwards of approximately $8,700,000. The net operating loss carryforwards will expire at various dates, beginning in 2009, through 2020 if not utilized.

   Utilization of the net operating losses and credits may be subject to an annual limitation, due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions.

                             INCYTE GENOMICS, INC.

Note 7. Net Income (Loss) Per Share

   The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
     Numerator:
       Net income (loss)..........................  $(29,735) $(26,768) $ 3,472
                                                    ========  ========  =======
     Denominator:
       Denominator for basic net income (loss) per
        share--weighted-average shares
        outstanding...............................    63,211    56,276   53,842
       Dilutive potential common shares--stock
        options...................................       --        --     3,956
                                                    --------  --------  -------
       Denominator for diluted net income (loss)
        per share.................................    63,211    56,276   57,798
                                                    ========  ========  =======
     Basic net income (loss) per share............  $  (0.47) $  (0.48) $  0.06
                                                    ========  ========  =======
     Diluted net income (loss) per share..........  $  (0.47) $  (0.48) $  0.06
                                                    ========  ========  =======

   Options to purchase 8,307,396; 10,364,156; and 1,308,000 shares of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted net income (loss) per share, as their effect was anti-dilutive. The Company's Convertible Subordinated Notes, convertible into 2,744,013 shares of common stock, were not included in the computation of diluted net income (loss) per share, as the effect of their assumed conversion would be anti-dilutive.

Note 8. Defined Contribution Plan

   The Company has a defined contribution plan covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by the Company, subject to certain limitations. Defined contribution expense for the Company was $1,735,000, $1,259,000 and $709,000 in 2000, 1999 and 1998, respectively.

Note 9. Segment Reporting

   The Company's operations are treated as one operating segment, in accordance with SFAS 131, the design, development, and marketing of genomic information-based tools, as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. For the year ended December 31, 2000, the Company recorded revenue from customers throughout the United States and in Canada, Asia, Austria, Belgium, France, Germany, Israel, Netherlands, Switzerland, and the United Kingdom. Export revenue for the years ended December 31, 2000, 1999 and 1998, was $48,174,000, $43,679,000 and $33,584,000, respectively.

Note 10. Business Combinations

 Acquisitions accounted for under the purchase method of accounting

   In December 2000, the Company completed the acquisition of Proteome, Inc., a privately held proteomics information company based in Beverly, Massachusetts. The Company issued 1,248,522 shares of its common stock and $37.7 million in cash in exchange for all of Proteome's outstanding capital stock. In addition, the Company assumed Proteome's stock options, which if fully vested and exercised, would amount to

                             INCYTE GENOMICS, INC.

216,953 shares of its common stock. The transaction was accounted for as a purchase. The amount of the purchase price in excess of the net tangible assets acquired of $70.8 million, was allocated to goodwill ($50.3 million); database ($16.6 million); tradename ($1.7 million); Proteome's assembled work force ($1.6 million); and developed technology ($0.6 million), each of which is being amortized over 8, 8, 5, 3 and 3 years, respectively.

   The Company allocated Proteome's purchase price based on the relative fair value of the net tangible and intangible assets acquired. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. The results of operations of Proteome have been included in the consolidated results of the Company from the date of acquisition on December 28, 2000.

   The table below presents the pro forma results of operations and earnings per share for Proteome and the Company. The transaction is assumed to be completed on January 1, 2000 and 1999 for the periods ended December 31, 2000 and 1999, respectively (in thousands except per share data).

                                                               2000     1999
                                                             -------- --------
     Revenues............................................... $197,881 $158,773
                                                             ======== ========
     Loss before extraordinary item......................... $ 50,443 $ 38,122
                                                             ======== ========
     Net loss............................................... $ 47,306 $ 38,122
                                                             ======== ========
     Pro forma basic and diluted net loss per share......... $   0.73 $   0.66
                                                             ======== ========
     Pro forma shares for basic and diluted net loss per
      share.................................................   64,460   57,525
                                                             ======== ========

   In September 1998, the Company completed the acquisition of Hexagen Limited ("Hexagen"), a privately held SNP discovery company based in Cambridge, England. The Company issued 1,952,260 shares of its common stock and $5.0 million in cash in exchange for all of Hexagen's outstanding capital stock. In addition, the Company assumed Hexagen's stock options, which if fully vested and exercised, would amount to 251,818 shares of its common stock. The transaction was accounted for as a purchase with a portion of the purchase price, estimated to be approximately $11.0 million, expensed in the third quarter of 1998 as a charge for the purchase of in-process research and development. The remaining portion of the purchase price, approximately $17.6 million, was allocated to goodwill ($16.3 million), developed technology ($0.7 million), and Hexagen's assembled work force ($0.6 million), which are being amortized over 8, 5 and 3 years, respectively.

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

                             INCYTE GENOMICS, INC.

   The table below presents the pro forma results of operations and earnings per share for Hexagen and the Company. The transaction is assumed to be completed on January 1, 1998 for the period ended December 31, 1998 (in thousands except per share data).

                                                                         1998
                                                                       --------
     Revenues......................................................... $134,811
                                                                       ========
     Net income....................................................... $  7,323
                                                                       ========
     Pro forma basic net income per share............................. $   0.13
                                                                       ========
     Pro forma diluted net income per share........................... $   0.12
                                                                       ========
     Pro forma shares for basic net income per share..................   54,680
                                                                       ========
     Pro forma shares for diluted net income per share................   58,918
                                                                       ========

 Acquisitions accounted for under the pooling of interests method of accounting

   In January 1998, the Company issued 4,680,474 shares of common stock in exchange for all of the capital stock of Synteni, a privately held microarray-based genomics company in Fremont, California. Synteni is developing and commercializing technology for generating microarrays and related software and services. The merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements and financial data have been restated to include the accounts and operations of Synteni since inception.

   The table below presents the separate results of operations for Incyte, and Synteni prior to the merger (in thousands). Incyte's results include Synteni from January 1998.

                                                                         1998
                                                                       --------
     Revenues:
       Incyte......................................................... $134,811
       Synteni........................................................      --
                                                                       --------
                                                                       $134,811
                                                                       ========
     Net income (loss):
       Incyte......................................................... $  4,532
       Synteni........................................................      --
       Acquisition-related charges....................................   (1,060)
                                                                       --------
                                                                       $  3,472
                                                                       ========

Note 11. Joint Venture

   In September 1997, the Company formed a joint venture, diaDexus, LLC ("diaDexus"), with SmithKline Beecham Corporation ("SB"), to utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company held a 50 percent equity interest in diaDexus and accounted for the investment under the equity method. In July 1999, the Company and SB each invested an additional $2.5 million in diaDexus through convertible notes.

   On April 4, 2000, diaDexus obtained additional financing through a private equity offering. In connection with the offering, diaDexus converted from an LLC to a corporation and repaid in full the $2.5 million principal amount of, together with accrued interest on, the convertible note held by the company. Under diaDexus' new capital structure, the Company no longer has the ability to exert significant influence over diaDexus. Accordingly, the Company accounts for its investment in diaDexus under the cost method of accounting as of the date of the financing.

                             INCYTE GENOMICS, INC.

   diaDexus purchased $2.6 million and $1.9 million of contract sequencing, microarray and software services from the Company in the year ended December 31, 2000 and 1999, respectively. diaDexus did not have similar purchases prior to 1999. At December 31, 2000, the Company had $0.4 million of receivables outstanding from diaDexus related to these services.

   The following is a summary of diaDexus' financial information as of December 31, 2000, 1999 and 1998, and for the years then ended (in thousands):

                                                          2000    1999    1998
                                                         ------- ------- -------
     Current assets..................................... $49,579 $ 8,786 $16,866
     Total assets.......................................  96,072  11,297  20,215
     Current liabilities................................   2,384   5,957   3,565
     Total liabilities..................................   2,431   6,044   3,681
       Net loss.........................................  23,346  11,286   7,928

Note 12. Litigation

   In January 1998, Affymetrix Inc, ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware, which was subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of U.S. patent number 5,444,934 by the Company. The complaint alleges that the Company infringed the "934 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the "934 patent and, in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on its allegation of willful infringement by the Company.

   In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, which was subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging the Company infringed U.S. patent number 5,800,992 and U.S. patent number 5,744,305. The complaint alleges that the Company infringed the "305 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays. It also alleges that the Company infringed the "992 patent by using its GEM microarray technology to conduct gene expression monitoring and other applications using two-color labeling, and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the "305 and "992 patents. The court held a pretrial hearing in November 2000 to determine how to construe the patent claims that will be litigated in trial. In January 2001, the court issued a ruling describing how the claims in the "934, "305 and "992 patents should be interpreted.

   In April 1999, the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office declared interferences between pending patent applications licensed exclusively to the Company and the Affymetrix "305 and "992 patents. The Board of Patent Appeals and Interferences invokes an interference proceeding when more than one patent applicant claims the same invention. During the proceeding, the Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. In September 1999, the Board of Patent Appeals and Interferences determined that the Company had not met its prima facie case, and ruled that the patents licensed by the Company from Stanford University were not entitled to priority over corresponding claims in the two Affymetrix patents. The Company is seeking de novo review of the Board's decisions in the United States District Court for the Northern District of California.

                             INCYTE GENOMICS, INC.

   In August 2000, the Company filed a lawsuit against Affymetrix in federal court alleging infringement of U.S. patent numbers 5,716,785 and 5,891,636. The patents relate to technologies used in the amplification of RNA and the generation of gene expression information. Affymetrix has filed counterclaims in this lawsuit that allege, among other things, that the Company infringe U.S. patent number 6,040,193 and U.S. patent number 5,871,928. These counterclaims allege that the Company infringe these patents by making, using, offering to sell and/or selling within the United States the inventions claimed in the patents, including, in the case of the "193 patent, methods for forming microarrays and, in the case of the "928 patent, methods for analyzing nucleic acids. The counterclaims also allege that the Company engaged in acts of unfair competition under California statutory and common law. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the "193 patent and "928 patent and, in addition, seeks damages, costs and attorneys' fees and interest. Affymetrix further requests triple damages from the infringement claims based on its allegation of willful infringement by the Company.

   In December 1999 and August 2000, the Company filed lawsuits against Gene Logic Inc. in federal court alleging patent infringement. Gene Logic filed counterclaims alleging, among other things, that Incyte committed acts of unfair competition under California statutory and common law. Gene Logic sought, among other things, damages, costs and attorneys' fees. In January 2001, the Company reached a litigation settlement with Gene Logic pursuant to which the lawsuits were dismissed, and Gene Logic will have a non-exclusive license to practice the technology described in the patents.

   The Company believes it has meritorious defenses and intends to vigorously defend the suits and counterclaims brought by Affymetrix. However, the Company's defenses may be unsuccessful. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from these suits and counterclaims due to uncertainty regarding the ultimate outcome. Regardless of the outcome, the Affymetrix litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of our management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all. This litigation may also affect our potential customers' willingness to use its microarray services and gene expression databases, which could adversely affect the Company's revenue.

Note 13. Subsequent Events (Unaudited)

   In the first quarter of 2001, the Company repurchased on the open market, and retired, $8.0 million in par value of the convertible subordinated notes. The Company recognized a gain of $2.4 million, net of tax, on the transactions, which will be reported as an extraordinary gain.

             Interim Consolidated Financial Information (Unaudited)
                     (in thousands, except per share data)

                                          Fiscal 2000 Quarter Ended
                                -----------------------------------------------
                                March 31,  June 30,  September 30, December 31,
                                ---------  --------  ------------- ------------
Revenues......................  $ 40,754   $ 46,015    $ 51,982      $ 55,416
Loss from operations..........   (15,401)   (14,392)    (15,746)      (17,051)
Loss before extraordinary
 item.........................    (8,177)    (6,590)     (7,598)      (10,507)
  Net loss....................    (8,177)    (6,590)     (7,598)       (7,370)

Basic and diluted loss before
 extraordinary item...........  $  (0.13)  $  (0.10)   $  (0.12)     $  (0.16)
                                ========   ========    ========      ========
Basic and diluted net loss per
 share........................  $  (0.13)  $  (0.10)   $  (0.12)     $  (0.11)
                                ========   ========    ========      ========
Shares used in computation of
 basic and diluted net loss
 per share....................    60,612     63,798      64,064        64,369
                                ========   ========    ========      ========

                                          Fiscal 1999 Quarter Ended
                                 ---------------------------------------------
                                            June
                                 March 31,   30,    September 30, December 31,
                                 --------- -------  ------------- ------------
Revenues........................  $37,630  $37,893    $ 35,415      $46,024
Loss from operations............   (1,993)  (7,726)    (10,448)      (6,939)
  Net loss......................   (1,910)  (7,387)    (11,066)      (6,405)

Basic and diluted net loss per
 share..........................  $ (0.03) $ (0.13)   $  (0.20)     $ (0.11)
                                  =======  =======    ========      =======
Shares used in computation of
 basic and diluted net loss per
 share..........................   55,758   55,922      56,380       57,040
                                  =======  =======    ========      =======

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                   Balance at Charged to            Balance at
 Description--Year ended December  Beginning  Costs and               End of
               31,                 of Period   Expenses  Deductions   Period
 --------------------------------  ---------- ---------- ---------- ----------
                                                 (in thousands)
Allowance for doubtful accounts--
 1998.............................    $225       $213      $  (4)      $434
Allowance for doubtful accounts--
 1999.............................     434        --        (200)       234
Allowance for doubtful accounts--
 2000.............................     234        122        --         356

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of diaDexus, Inc.

   In our opinion, the accompanying balance sheets and the related statements of operations, of members' and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of diaDexus, Inc. (a development stage company) at December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years in the period ended December 31, 2000 and for the cumulative period from August 29, 1997 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 19, 2001,
except as to Note
8 which is as of
February 5, 2001

                                 DIADEXUS, INC.
                         (a development stage company)

                                 BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                December 31,
                                                              ----------------
                                                               1999     2000
                                                              ------- --------
                           ASSETS
                           ------
Current Assets:
  Cash and cash equivalents.................................. $8, 358 $ 13,043
  Short-term investments.....................................     --    33,874
  Interest receivable........................................     --     1,556
  Prepaid expenses and other current assets..................     428    1,106
                                                              ------- --------
    Total current assets.....................................   8,786   49,579
Long-term investments........................................     --    44,271
Property and equipment, net..................................   2,442    2,152
Other assets.................................................      69       70
                                                              ------- --------
    Total assets............................................. $11,297 $ 96,072
                                                              ======= ========
       LIABILITIES, MEMBERS' AND STOCKHOLDERS' EQUITY
       ----------------------------------------------
Current Liabilities:
  Accounts payable........................................... $    42 $    790
  Accrued liabilities........................................     459    1,108
  Convertible notes payable to related parties...............   5,000      --
  Due to related parties.....................................     456      486
                                                              ------- --------
    Total current liabilities................................  5, 957    2,384
Deferred rent................................................      87       47
                                                              ------- --------
    Total liabilities........................................   6,044    2,431
                                                              ------- --------
Commitments and contingencies (Notes 4 and 7)

Members' and Stockholders' Equity:
  Series A preferred capital; 4,400,000 units authorized,
   issued and outstanding at December 31, 1999, none
   authorized, issued or outstanding at December 31, 2000....   5,119      --
  Series B preferred capital; 4,400,000 units authorized,
   issued and outstanding at December 31, 1999, none
   authorized, issued or outstanding at December 31, 2000....     119      --
  Common capital; 2,200,000 units authorized, no units issued and outstanding at December 31, 1999, none authorized,
   issued or outstanding at December 31, 2000................     --       --
  Series A preferred stock, $0.01 par value; 4,400,000 shares authorized, issued and outstanding at December 31, 2000
   (liquidation value: $15,000)..............................     --        44
  Series B preferred stock, $0.01 par value; 4,400,000 shares authorized, issued and outstanding at December 31, 2000
   (liquidation value: $10,000)..............................     --        44
  Series C preferred stock, $0.01 par value; 13,500,000
   shares authorized at December 31, 2000, 13,225,807 shares
   issued and outstanding at December 31, 2000 (liquidation
   value: $102,500)..........................................     --       132
  Common stock, $0.01 par value; 50,000,000 shares authorized at December 31, 2000, 2,076,698 shares issued and
   outstanding at December 31, 2000..........................     --        21
  Additional paid-in capital.................................      15  128,060
  Deferred stock compensation................................     --   (12,773)
  Notes receivable from stockholders.........................     --    (1,591)
  Accumulated other comprehensive income (loss)..............     --       481
  Deficit accumulated during the development stage...........     --   (20,777)
                                                              ------- --------
    Total members' and stockholders' equity..................   5,253   93,641
                                                              ------- --------
    Total liabilities, members' and stockholders' equity..... $11,297 $ 96,072
                                                              ======= ========

   The accompanying notes are an integral part of these financial statements.

                                 DIADEXUS, INC.
                         (a development stage company)

                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                 Cumulative
                                                                 Period from
                                                               August 29, 1997
                                                                 (inception)
                                   Year Ended December 31,         through
                                  ---------------------------   December 31,
                                   1998      1999      2000         2000
                                  -------  --------  --------  ---------------
License revenue from related
 party........................... $   --   $    100  $    --      $    100
                                  -------  --------  --------     --------
Operating expenses:
  Research and development
   (including stock compensation
   expense of $2,811 for the year
   ended December 31, 2000 and
   for the cumulative period from
   inception through December 31,
   2000).........................   6,761     9,461    12,297       28,920
  General and administrative
   (including stock compensation
   expense of $12,345 for the
   year ended December 31, 2000
   and for the cumulative period
   from inception through
   December 31, 2000)............   1,882     2,345    16,010       20,516
                                  -------  --------  --------     --------
Loss from operations.............  (8,643)  (11,706)  (28,307)     (49,336)
Interest and other income........     715       540     5,034        6,421
Interest expense.................     --       (120)      (73)        (193)
                                  -------  --------  --------     --------
Net loss......................... $(7,928) $(11,286) $(23,346)    $(43,108)
                                  =======  ========  ========     ========


   The accompanying notes are an integral part of these financial statements.

                                 DIADEXUS, INC.
                         (a development stage company)

                STATEMENTS OF MEMBERS' AND STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                               Series A             Series B                          Series A          Series B
                          Preferred Capital    Preferred Capital       Member      Preferred Stock   Preferred Stock
                          -------------------  -------------------  Contributions ----------------- -----------------
                            Units     Dollars    Units     Dollars   Receivable    Shares   Dollars  Shares   Dollars
                          ----------  -------  ----------  -------  ------------- --------- ------- --------- -------
Issuance, at inception,
 of Series A units at
 $3.41 per unit.........   4,400,000  $15,000         --   $   --     $(11,000)         --   $--          --   $--
Issuance, at inception,
 of Series B units at
 $2.27 per unit.........         --       --    4,400,000   10,000      (6,000)         --    --          --    --
Net loss................         --      (274)        --      (274)        --           --    --          --    --
                          ----------  -------  ----------  -------    --------    ---------  ----   ---------  ----
Balance at December 31,
 1997...................   4,400,000   14,726   4,400,000    9,726     (17,000)         --    --          --    --
Proceeds received from
 Members................         --       --          --       --       17,000          --    --          --    --
Stock-based
 compensation...........         --       --          --       --          --           --    --          --    --
Net loss................         --    (3,964)        --    (3,964)        --           --    --          --    --
                          ----------  -------  ----------  -------    --------    ---------  ----   ---------  ----
Balance at December 31,
 1998...................   4,400,000   10,762   4,400,000    5,762         --           --    --          --    --
Stock-based
 compensation...........         --       --          --       --          --           --    --          --    --
Net loss................         --    (5,643)        --    (5,643)        --           --    --          --    --
                          ----------  -------  ----------  -------    --------    ---------  ----   ---------  ----
Balance at December 31,
 1999...................   4,400,000    5,119   4,400,000      119         --           --    --          --    --
Net loss to April 4.....         --    (1,284)        --    (1,284)        --           --    --          --    --
Conversion to C
 corporation............  (4,400,000)  (3,835) (4,400,000)   1,165         --     4,400,000    44   4,400,000    44
Issuance of Series C
 preferred stock upon
 conversion of note
 payable to related
 party..................         --       --          --       --          --           --    --          --    --
Issuance of Series C
 preferred stock, net of
 issuance costs of
 $7,322.................         --       --          --       --          --           --    --          --    --
Issuance of common
 stock..................         --       --          --       --          --           --    --          --    --
Deferred stock
 compensation...........         --       --          --       --          --           --    --          --    --
Amortization of deferred
 stock compensation.....         --       --          --       --          --           --    --          --    --
Remeasurement of stock
 options................         --       --          --       --          --           --    --          --    --
Notes receivable from
 stockholders, net of
 discount...............         --       --          --       --          --           --    --          --    --
Comprehensive loss:
 Net loss from April 5..         --       --          --       --          --           --    --          --    --
 Unrealized gain on
  available-for-sale
  securities............         --       --          --       --          --           --    --          --    --
 Comprehensive loss.....
                          ----------  -------  ----------  -------    --------    ---------  ----   ---------  ----
Balance at December 31,
 2000...................         --   $   --          --   $   --     $    --     4,400,000  $ 44   4,400,000  $ 44
                          ==========  =======  ==========  =======    ========    =========  ====   =========  ====

   The accompanying notes are an integral part of these financial statements.

                                 DIADEXUS, INC.
                         (a development stage company)

                STATEMENTS OF MEMBERS' AND STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                                                             Deficit
                        Series C                                                   Notes      Accumulated  Accumulated
                    Preferred Stock     Common Stock    Additional   Deferred    Receivable      Other     During the
                   ------------------ -----------------  Paid-In      Stock         from     Comprehensive Development
                     Shares   Dollars  Shares   Dollars  Capital   Compensation Stockholders Income (Loss)    Stage     Total
                   ---------- ------- --------- ------- ---------- ------------ ------------ ------------- ----------- --------
Issuance, at
 inception, of
 Series A units
 at $3.41 per
 unit............         --   $--          --   $--     $    --     $    --      $   --         $--        $    --    $  4,000
Issuance, at
 inception, of
 Series B units
 at $2.27 per
 unit............         --    --          --    --          --          --          --          --             --       4,000
Net loss.........         --    --          --    --          --          --          --          --             --        (548)
                   ----------  ----   ---------  ----    --------    --------     -------        ----       --------   --------
Balance at
 December 31,
 1997............         --    --          --    --          --          --                      --             --       7,452
Proceeds received
 from Members....         --    --          --    --          --          --          --          --             --      17,000
Stock-based
 compensation....         --    --          --    --           10         --          --          --             --          10
Net loss.........         --    --          --    --          --          --          --          --             --      (7,928)
                   ----------  ----   ---------  ----    --------    --------     -------        ----       --------   --------
Balance at
 December 31,
 1998............         --    --          --    --           10         --          --          --             --      16,534
Stock-based
 compensation....         --    --          --    --            5         --          --          --             --           5
Net loss.........         --    --          --    --          --          --          --          --             --     (11,286)
                   ----------  ----   ---------  ----    --------    --------     -------        ----       --------   --------
Balance at
 December 31,
 1999............         --    --          --    --           15         --          --          --             --       5,253
Net loss to April
 4...............         --    --          --    --          --          --          --          --             --      (2,568)
Conversion to C
 corporation.....         --    --          --    --        2,582         --          --          --             --         --
Issuance of
 Series C
 preferred stock
 upon conversion
 of note payable
 to related
 party...........     322,580     3         --    --        2,497         --          --          --             --       2,500
Issuance of
 Series C
 preferred stock,
 net of issuance
 costs of
 $7,322..........  12,903,227   129         --    --       92,549         --          --          --             --      92,678
Issuance of
 common stock....         --    --    2,076,698    21       2,487         --          --          --             --       2,508
Deferred stock
 compensation....         --    --          --    --       18,331     (18,331)        --          --             --         --
Amortization of
 deferred stock
 compensation....         --    --          --    --          --        5,558         --          --             --       5,558
Remeasurement of
 stock options...         --    --          --    --        9,599         --          --          --             --       9,599
Notes receivable
 from
 stockholders,
 net of
 discount........         --    --          --    --          --          --       (1,591)        --             --      (1,591)
Comprehensive
 loss:
 Net loss from
  April 5........         --    --          --    --          --          --          --          --         (20,778)   (20,778)
 Unrealized gain
  on available-
  for-sale
  securities.....         --    --          --    --          --          --          --          482            --         482
                                                                                                            --------   --------
 Comprehensive
  loss...........                                                                                                       (20,296)
                   ----------  ----   ---------  ----    --------    --------     -------        ----       --------   --------
Balance at
 December 31,
 2000............  13,225,807  $132   2,076,698  $ 21    $128,060    $(12,773)    $(1,591)       $482       $(20,778)  $ 93,641
                   ==========  ====   =========  ====    ========    ========     =======        ====       ========   ========

   The accompanying notes are an integral part of these financial statements.

                                 DIADEXUS, INC.
                         (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Cumulative
                                                                   Period from
                                                                 August 29, 1997
                                                                   (Inception)
                                     Year Ended December 31,         through
                                    ---------------------------   December 31,
                                     1998      1999      2000         2000
                                    -------  --------  --------  ---------------
Cash flows from operating
 activities:
 Net loss.........................  $(7,928) $(11,286) $(23,346)    $(43,108)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization...    1,657     1,072     1,167        3,898
  Stock compensation expense......       10         5    15,157       15,172
  Discount on notes receivable
   from stockholders..............                        1,281        1,281
  Imputed interest on notes
   receivable from stockholders...      --        --        (12)         (12)
  Loss on disposal of property and
   equipment......................       23         3       --            26
  Changes in operating assets and
   liabilities:
   Interest receivable............      --        --     (1,556)      (1,556)
   Prepaid expenses and other
    current assets................     (317)      (24)     (678)      (1,108)
   Accounts payable...............      239      (197)      748          790
   Accrued liabilities............      244      (177)      649          923
   Issuance of notes receivable to
    stockholders..................      --        --       (465)        (465)
   Due to related parties.........      132    (2,234)      153       (1,764)
   Deferred rent..................       14       (29)      (41)          46
                                    -------  --------  --------     --------
    Net cash used in operating
     activities...................   (5,926)  (12,867)   (6,943)     (25,877)
                                    -------  --------  --------     --------
Cash used in investing activities:
 Purchases of property and
  equipment.......................   (1,160)     (238)     (877)      (2,547)
 Proceeds from sale of equipment..      --          9       --             9
 Purchases of other assets........      --        --         (1)          (1)
 Purchases of short-term
  investments.....................      --        --    (33,773)     (33,773)
 Purchases of long-term
  investments.....................      --        --    (43,891)     (43,891)
                                    -------  --------  --------     --------
    Net cash used in investing
     activities...................   (1,160)     (229)  (78,542)     (80,203)
                                    -------  --------  --------     --------
Cash provided by financing
 activities:
 Proceeds from issuance of
  convertible notes payable to
  related parties.................      --      5,000       --         5,000
 Repayment of convertible note
  payable to related party........      --        --     (2,621)      (2,621)
 Proceeds from related party
  contributions receivable........   17,000       --        --        17,000
 Proceeds from issuance of Series
  A preferred units...............      --        --        --         2,953
 Proceeds from issuance of Series
  B preferred units...............      --        --        --         4,000
 Proceeds from issuance of Series
  C preferred stock, net of
  issuance costs..................      --        --     92,678       92,678
 Proceeds from issuance of common
  stock...........................      --        --        113          113
                                    -------  --------  --------     --------
    Net cash provided by financing
     activities...................   17,000     5,000    90,170      119,123
                                    -------  --------  --------     --------
Net increase (decrease) in cash
 and cash equivalents.............    9,914    (8,096)    4,685       13,043
Cash and cash equivalents at
 beginning of period..............    6,540    16,454     8,358          --
                                    -------  --------  --------     --------
Cash and cash equivalents at end
 of period........................  $16,454  $  8,358  $ 13,043     $ 13,043
                                    =======  ========  ========     ========
Supplemental disclosures of cash
 flow information:
 Interest paid....................  $   --   $    --   $    193     $    193
Noncash investing and financing
 activities:
 Conversion of notes payable into
  Series C preferred stock........      --        --      2,500        2,500
 Construction in-progress funded
  by related party................      106       --        --         2,305
 Capital contribution of property
  and equipment...................      --        --        --         1,047
 Issuance of common stock in
  exchange for notes receivable
  from stockholders...............      --        --      2,395        2,395

   The accompanying notes are an integral part of these financial statements.

                                DIADEXUS, INC.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS

Note 1--The Company:

   diaDexus, Inc. (the "Company"), was founded as a Delaware limited liability company in August 1997 by SmithKline Beecham Corporation ("SmithKline Beecham") and Incyte Genomics, Inc.("Incyte") (together, the "Members"). On April 4, 2000, the Company was converted to a Delaware corporation (see Note
2).

   The Company focuses on translating genomic sequence data into novel diagnostic and therapeutic products. Since its formation in 1997, the initial strategy of the Company has been to discover molecular targets and develop novel diagnostic products for the improved detection, classification and prognosis of diseases. The Company recently expanded its strategy to include therapeutic discovery and development. Where possible, the Company seeks to develop diagnostic and therapeutic products that are directed at the same molecular target, enabling a diagnostic/therapeutic tandem approach to detect and treat disease. The Company expects to extend its discovery platform beyond the initial focus on cancer into other diagnostic and therapeutic areas.

Note 2--Summary of Significant Accounting Policies:

 Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of income and expenses during the reporting period. Actual results could differ from those estimates.

 Concentration of credit risk and other risks and uncertainties

   The Company's financial instruments that are subject to concentration of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company's policy is to place its cash and cash equivalents and marketable securities with high credit quality financial institutions in order to limit the amount of credit exposure. The Company has not experienced any losses to date.

   The Company's future products may require approval from the U.S. Food and Drug Administration ("FDA") and may require approval from certain international regulatory agencies prior to commencing commercial sales. There can be no assurance that the Company's products will receive any of these required approvals. If the Company was denied such approvals or such approvals were delayed, it would have a material adverse impact on the Company's results of operations.

   The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability and the need to obtain additional financing.

   SmithKline Beecham accounted for 100% of revenues during the year ended December 31, 1999.

 Cash and cash equivalents

   The Company considers all highly liquid investments with original maturities of less than 90 days to be cash equivalents. Investments with maturities of less than one year from the balance sheet date and with original maturities greater than 90 days are considered short-term investments. Investments consist primarily of money market accounts, commercial paper, certificates of deposit and other short-term instruments. These investments

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

typically bear minimal risk. This minimization of risk is consistent with the Company's policy to maintain high liquidity and ensure safety of principal.

 Investments

   The Company's short-term and long-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses included in accumulated other comprehensive income within stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are also included in interest and other income. Interest and dividends on securities classified as available-for-sale are also included in interest and other income. The cost of securities sold is based on the specific identification method.

   The amortized cost and fair value of securities, with gross unrealized gains and losses, were as follows (in thousands):

                                                    December 31, 2000
                                         ---------------------------------------
                                                     Gross      Gross
                                         Amortized Unrealized Unrealized  Fair
                                           Cost      Gains      Losses    Value
                                         --------- ---------- ---------- -------
     Debt securities:
       Corporate bonds..................  $77,663     $493       $(11)   $78,145
                                          =======     ====       ====    =======

   The fair value of available-for-sale debt securities by contractual maturity at December 31, 2000 was as follows (in thousands):

     Within 1 year..................................................... $33,874
     Greater than 1 year, less than 5 years............................  44,271
                                                                        -------
                                                                        $78,145
                                                                        =======

 Property and equipment

   Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Assets contributed by the Members during 1997 were recorded at amounts equal to the Members' net carrying value. Laboratory equipment, computers, software, and office furniture are depreciated over three years. Leasehold improvements are recorded at cost and amortized over the term of the non-cancelable lease or their useful life, whichever is shorter. Maintenance and repairs are expensed as incurred.

 Impairment of long-lived assets

   The Company reviews long-lived assets for impairment whenever events or circumstances suggest that the carrying amount of those assets may not be fully recoverable or that the estimated useful life of those assets has changed significantly. When expected future undiscounted cash flows that are expected to be generated by an asset are less than its carrying amount, then an impairment loss is recognized and the asset is written down to its estimated fair value.

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


 Revenue recognition

   The amount received from SmithKline Beecham under a non-refundable license arrangement was recognized during 1999 as the earnings process was completed pursuant to the terms of the agreement and no remaining performance obligation existed. Any amounts received in advance of completing the earnings process are recorded as deferred revenue. The Company's revenue recognition practices are in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

 Research and development

   The Company recognizes research and development expense as incurred.

 Income taxes

   From the Company's inception through April 4, 2000, no provision or benefit for federal or state income taxes was recorded in the financial statements as the Company was a limited liability company and, therefore, was taxed as a partnership. Rather, the federal and state income tax effects of the Company's results of operations were recorded by the Members in their respective income tax returns. On April 4, 2000, in connection with completing the Series C preferred stock financing, the Company became subject to the C corporation provisions of the Internal Revenue Code. Accordingly, any earnings after this date will be taxed at federal and state corporate income tax rates.

   Current income tax expense (benefit) is the amount of income taxes expected to be payable (refundable) for the current year. A deferred income tax asset or liability is computed for the expected future impact of the differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Deferred income tax expense (benefit) is generally the net change during the year in the deferred income tax assets or liability. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized in future tax returns.

 Stock-based compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"), Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25" ("FIN No. 44") and complies with the pro forma disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

   Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the estimated fair value of the Company's common stock and the exercise price. SFAS No. 123 defines a "fair value" based method of accounting for employee stock options. Pro forma disclosures of the difference between compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 5.

   The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF No. 96-18").

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


 Comprehensive income (loss)

   The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income (loss) and its components. Comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income
(loss) but excluded from net income (loss).

 Recent accounting pronouncement

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedge transaction. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," ("SFAS No. 138"). The Company, to date, has not engaged in any derivative or hedging activities. The Company will adopt SFAS No. 133, as amended, in 2001. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial statements.

Note 3--Balance Sheet Components

   Property and equipment consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
     Laboratory, computer and office equipment................ $ 2,523  $ 3,382
     Leasehold improvements...................................   2,631    2,649
                                                               -------  -------
       Total..................................................   5,154    6,031
     Less: Accumulated depreciation and amortization..........  (2,712)  (3,879)
                                                               -------  -------
                                                               $ 2,442  $ 2,152
                                                               =======  =======

   Accrued liabilities consist of the following (in thousands):

                                                                      December
                                                                         31,
                                                                     -----------
                                                                     1999  2000
                                                                     ---- ------
     Payroll and related............................................ $230 $  424
     Outside services...............................................  --     347
     Deposits.......................................................   45     72
     Other..........................................................  184    265
                                                                     ---- ------
                                                                     $459 $1,108
                                                                     ==== ======

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


Note 4--Commitments and Contingencies

   The Company has an operating lease for laboratory and office facilities in Santa Clara, California through September 30, 2002. The Company has an option to renew the lease through September 2007. Minimum future lease payments under the non-cancelable lease as of December 31, 2000 are as follows (in thousands):

     Year Ending
     December 31,
     ------------
     2001................................................................ $  818
     2002................................................................    624
                                                                          ------
                                                                          $1,442
                                                                          ======

   Rent expense was $825,000, $838,000 and $804,000 for the years ended December 31, 1998, 1999 and 2000, respectively. A security deposit of $67,000 relating to our facility lease was paid by SmithKline Beecham and is included in due to related parties in the accompanying balance sheets.

   The Company has subleased a portion of its leased office facilities under a non-cancelable lease agreement since 1998. Rental income for the years ended December 31, 1998, 1999 and 2000 was $117,000, $202,000 and $299,000,
respectively. The aggregate minimum future lease payments to be received by the Company under the sublease are $712,000.

   The Company entered into a collaboration agreement with the University of Pittsburgh Medical Center effective October 1, 2000 to analyze RNA expression in human cancer tissues. Under this agreement, the University of Pittsburgh Medical Center will perform RNA expression analysis on human cancer and corresponding non-malignant tissues to establish genotypic classifications. The Company will pay the University of Pittsburgh Medical Center approximately $1,218,000 over the three year term of this agreement.

   The Company entered into a one-year agreement with Agilent Technologies, Inc. in August 2000 for early access to Agilent's DNA microarray technology. Under the terms of the agreement, diaDexus will purchase a number of custom in-situ microarrays at a cost of approximately $405,000.

   The Company has entered into employment agreements with certain key executive officers. Such agreements provide for severance payments and, in one case, provide for accelerated vesting following a change in control of the Company.

Note 5--Members' and Stockholders' Equity:

 Preferred units and stock

   In September 1997, the Company issued 4,400,000 Series A Preferred units, no par value, to SmithKline Beecham, at $3.41 per unit. At the time these units were issued, the Company received an initial capital contribution of $4,000,000 in cash and assets and a contractual commitment for additional cash contributions of $7,000,000 and $4,000,000 which were received on April 15, 1998 and July 15, 1998, respectively. Upon conversion of the Company from a limited liability company into a C corporation, the Series A Preferred units were exchanged for shares of Series A Preferred Stock on a one-to-one basis. The Series A Preferred Stock converts automatically to Common Stock upon completion of an initial public offering by the Company that results in net proceeds of at least $20,000,000 and an offering price of at least $10.00 per share.

   In September 1997, the Company also issued 4,400,000 Series B Preferred units, no par value, to Incyte at $2.27 per share. At the time these units were issued, the Company received an initial capital contribution of

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

$4,000,000 in cash and a contractual commitment for additional cash contributions of $2,000,000 and $4,000,000 which were received on April 15, 1998 and July 15, 1998, respectively. Upon conversion of the Company from a limited liability company into a C corporation, the Series B Preferred units were exchanged for shares of Series B Preferred Stock on a one-to-one basis. The Series B Preferred Stock converts automatically to Common Stock upon completion of an initial public offering by the Company that results in net proceeds of at least $20,000,000 and an offering price of at least $10.00 per share.

   In April 2000, the Company issued 13,225,807 shares of Series C Preferred Stock, $0.01 par value, at $7.75 per share. Net proceeds were approximately $92,678,000 after cash offering expenses of $7,322,000. The Series C Preferred Stock converts automatically to Common Stock upon completion of an initial public offering by the Company that results in net proceeds of at least $20,000,000 and an offering price of at least $10.00 per share.

   In connection with the sale of Series C Preferred Stock, the Company issued a warrant in June 2000 to purchase 129,032 shares of Series C Preferred Stock at $7.75 per share to the placement agent. The Series C Preferred Stock warrant converts automatically to a Common Stock warrant upon completion of an initial public offering by the Company that results in net proceeds of at least $20 million and an offering price of at least $10.00 per share. The warrant becomes exercisable in 2005. The Company valued this warrant using the Black-Scholes option pricing model with the following assumptions: expected life of five years; risk free interest rate of 6.23%; expected dividend yield of zero, and volatility of 85%. The fair value of the warrant of $846,367 is included in the carrying value of the Series C Preferred Stock.

   At December 31, 2000, the Company has reserved 22,154,839 shares of Common Stock for future issuance upon the conversion of the Preferred Stock.

 Dividends

   In the event dividends are paid on any share of Common Stock, an additional dividend must be paid with respect to all outstanding shares of Preferred Stock in an amount per share (on an as-if-converted basis) equal to the amount paid or set aside for each share of Common Stock, whenever funds are legally available. Such dividends are payable when, as and if declared by the Board of Directors. No dividends accrue unless declared by the Board of Directors. As of December 31, 2000, no dividends had been declared.

 Liquidation preference

   In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of the Series A, Series B and Series C Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets to the holders of the Common Stock, an amount per share equal to $3.41 for each outstanding share of Series A Preferred Stock, $2.27 for each outstanding share of Series B Preferred Stock and $7.75 for each outstanding share of Series C Preferred Stock, plus any declared but unpaid dividends on such shares of Series A, Series B or Series C Preferred Stock. If upon the occurrence of such an event, the assets and funds thus distributed among the holders of the Preferred Stock shall be insuffcient to permit the payment to such holders of the full aforesaid preferential amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the Series A, Series B and Series C Preferred Stock in proportion to the aggregate liquidation preference of such stock owned by each such holder.

   Upon completion of the distributions described above, all of the remaining assets of the Company available for distribution to stockholders shall be distributed among the holders of Common Stock pro rata based on the number of shares of Common Stock held by each.

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


 Voting rights

   Holders of Series A, Series B and Series C Preferred Stock are entitled to one vote for each share of Common Stock into which such shares can be converted. The holders of the outstanding shares of Series A and Series B Preferred Stock, voting as separate classes, are each entitled to elect one member to the Company's Board of Directors and the holders of the outstanding shares of Series C Preferred Stock, voting as a separate class, are entitled to elect two members to the Company's Board of Directors. Any remaining board members will be elected by the holders of Common Stock and the holders of Preferred Stock voting together as a single class.

 Registration rights

   The holders of the Company's Preferred Stock have the right to require the Company to register their shares with the Securities and Exchange Commission so that those shares may be publicly resold or to include their shares in any registration statement filed by the Company.

 Conversion rights

   Shares of Series A, Series B and Series C Preferred Stock are convertible into shares of Common Stock at the option of the holder, or automatically upon completing a public offering of at least $20,000,000 of Common Stock at an offering price of at least $10.00 per share, upon the written consent of the holders of at least 80% of the then outstanding shares of Series A, Series B and Series C Preferred Stock voting together as a single class on an as-if-converted basis. The conversion rate is one share of Common Stock for one share of Preferred Stock (subject to certain adjustments).

 Common stock

   As of December 31, 2000, the Company had issued 2,076,698 shares of Common Stock, $0.01 par value, primarily in connection with the exercise of stock options. No dividends have been declared. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of Common Stock shall be entitled to receive the remaining assets of the Company after distribution to holders of Preferred Stock, pro rata based on the number of shares of Common Stock held by each holder.

   In March 2000 the Company committed to grant a warrant to purchase 50,000 shares of Common Stock at $1.20 per share for services to be received. This warrant has not been granted as of December 31, 2000.

 Stock option plans

   In January 1998, the Company's Board of Directors adopted the 1997 Incentive Plan ("1997 Plan") under which 1,200,000 shares of the Company's Common Units ("Units") were reserved for issuance to employees and consultants of the Company. During 1999, the Company increased the number of Units reserved for future issuance by 1,000,000. Options granted under the 1997 Plan are for terms not to exceed ten years. If the option is granted to an individual who, at the time of grant, owns a membership interest in the Company representing more than 10% of the voting power of all classes of membership interest of the Company or any parent or subsidiary, the exercise price of the option must be at least 110% of the estimated fair value of the Units at the date of grant. Exercise prices of options granted to all other persons must be at least 85% of the estimated fair value of the Units at the date of grant. Options under the 1997 Plan generally vest over four years. The 1997 Plan expires in 2008.

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   In April 2000, all of the Units originally granted under the 1997 Plan were converted into options to acquire shares of Common Stock under the 2000 Equity Incentive Plan (the "2000 Plan"), which provides for the issuance of options to purchase up to 2,200,000 shares of the Company's Common Stock. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than the estimated fair value at date of grant for incentive stock options or 85% of the estimated fair value for nonstatutory stock options). Historically, estimated fair value has been determined by the Board of Directors. If an employee owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of estimated fair value. Options generally vest ratably over four years and expire within ten years of the date of the grant. In June 2000, the Company reserved an additional 2,500,000 shares of Common Stock under the 2000 Plan.

   Stock option activity under the Company's plans is as follows:

                                                            Outstanding Options
                                                            --------------------
                                                                        Weighted
                                                 Options                Average
                                                Available   Number of   Exercise
                                                for Grant    Options     Price
                                                ----------  ----------  --------
Options reserved at the plan inception.........  1,200,000         --    $ --
Options granted................................   (760,500)    760,500    0.36
Options canceled...............................     44,250     (44,250)   0.35
                                                ----------  ----------
Balances, December 31, 1998....................    483,750     716,250    0.36
Additional shares reserved.....................  1,000,000         --      --
Options granted................................ (1,055,083)  1,055,083    0.75
Options canceled...............................    433,738    (433,738)   0.47
                                                ----------  ----------
Balances, December 31, 1999....................    862,405   1,337,595    0.63
Additional shares reserved.....................  2,500,000         --      --
Options granted................................ (2,438,213)  2,438,213    1.85
Options exercised..............................        --   (2,076,498)   1.21
Options canceled...............................    204,303    (204,303)   0.68
                                                ----------  ----------
Balances, December 31, 2000....................  1,128,495   1,495,007    1.81
                                                ==========  ==========

   The following summarizes information about stock options outstanding at December 31, 2000:

                                                                     Options
                            Options Outstanding                    Exercisable
                    -----------------------------------------   ----------------------
                                    Weighted
                                    Average        Weighted                 Weighted
                                   Remaining       Average                  Average
       Exercise                   Contractual      Exercise                 Exercise
        Prices       Number       Life (Years)      Price       Number       Price
       --------     ---------     ------------     --------     -------     --------
        $0.35          97,354         7.13          $0.35        64,159      $0.35
         0.75         258,294         8.29           0.75        67,697       0.75
         1.20          58,812         9.16           1.20           --         --
         1.30         680,834         9.54           1.30           --         --
         1.80         146,713         9.88           1.80           --         --
         5.00         253,000         9.96           5.00           --         --
                    ---------                                   -------
                    1,495,007         9.26           1.81       131,856       0.56
                    =========                                   =======

   The weighted average grant date fair value of options granted during the years ended December 31, 1998, 1999 and 2000, was $0.07, $0.14 and $7.41,
respectively.

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   Had compensation cost for the Company's stock options been calculated based upon the fair value at the date of grant, the Company's net loss and net loss per share would have increased to the pro forma amounts shown in the table that follows:

                                                     Year Ended December 31,
                                                    ---------------------------
                                                     1998      1999      2000
                                                    -------  --------  --------
                                                    (in thousands, except per
                                                           share data)
     Net loss:
       As reported................................. $(7,928) $(11,286) $(23,346)
       Pro forma...................................  (7,943)  (11,313)  (24,002)

   The fair value of each option grant is estimated at the grant date using the minimum value method, assuming an expected option term of four years, no dividend yield, and risk-free interest rates of 4.43% to 5.54%, 5.11% to 5.86% and 5.10% to 6.20% for the years ended December 31, 1998, 1999 and 2000, respectively.

 Deferred stock compensation

   For the year ended December 31, 2000, the Company recorded $18,331,000 of deferred stock compensation in accordance with APB No. 25, SFAS No. 123 and EITF Issue No. 98-16 from the grant of stock options to employees, directors and consultants. The difference between exercise price of the option granted and the estimated fair value of Common Stock on the grant date is recognized as deferred stock compensation. Stock compensation expense is being recognized over the vesting period of the related options in accordance with FIN No. 28. Total stock compensation expense for the year ended December 31, 2000 was $5,558,000.

   In November 2000, the Company modified certain outstanding stock options which were then exercised in exchange for full recourse non-interest bearing notes. In accordance with APB 25 and FIN No. 44, the associated remeasurement of such options resulted in a one-time compensation charge in the statements of operations for the year ended December 31, 2000 of $9,599,000.

   The notes mature over periods ranging from seven to ten years. The discount associated with the use of non-interest bearing notes was calculated using an interest rate of 6.5% and a weighted average term of 9.44 years, and resulted in an immediate compensation charge of $1,281,000, of which $790,000 was allocated to general and administrative expense and $491,000 was allocated to research and development expense. The discount will be recognized as interest income over the life of the loans.

 401(k) savings plan

   In January 1998, the Company has established a qualified savings plan for employees under Section 401(k) (the "401(k) Plan") of the Internal Revenue Service Code, in which employees may defer as much as 15% of their pretax annual salary up to the statutory limits. The 401(k) Plan permits discretionary matching and profit sharing contributions to be made by the Company. As of December 31, 2000, the Company has not made any contributions to the 401(k) Plan.

Note 6--Income Taxes:

   On April 5, 2000, the Company became subject to the C corporation provisions of the Internal Revenue Code. No provision or benefit for income taxes has been recognized since April 5, 2000 as the Company has incurred net operating losses.

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   The significant components of deferred tax assets and liabilities are as follows (in thousands):

                                                                    December 31,
                                                                        2000
                                                                    ------------
     Net operating loss carryforwards..............................    $  212
     Depreciation and amortization.................................     2,635
     Research tax credit carryforwards.............................       530
     Other.........................................................        45
                                                                       ------
       Total deferred tax assets...................................     3,422
     Deferred interest income......................................       620
     Less: Valuation allowance.....................................     2,802
                                                                       ------
     Net deferred taxes............................................    $  --
                                                                       ======

   The Company has provided a full valuation allowance for its deferred tax assets at December 31, 2000 due to the uncertainty surrounding the future realization of such assets.

   At December 31, 2000, the Company had state and federal net operating loss carryforwards of $532,000 which expire in 2005 and 2020, respectively, and federal and state research tax credit carryforwards of $530,000 which expire in 2020. Utilization of federal and state net operating loss and tax credit carryforwards may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code.

Note 7--Related Party Transactions:

   In connection with forming the Company, SmithKline Beecham, Incyte and the Company entered into several agreements during September 1997, including an Operating Agreement (the "Operating Agreement") and a Master Strategic Relationship Agreement (the "Master Agreement"). The Operating Agreement served as the Company's by-laws while the Master Agreement documents certain specific matters regarding the operation of the Company. During September 1997, the Company issued 4,400,000 shares of Series A Preferred units to SmithKline Beecham in exchange for an initial capital contribution of $4,000,000 in cash and assets and a contractual commitment for additional cash contributions of $11,000,000, which was received in two installments on April 15 and July 15, 1998. Concurrently, the Company issued 4,400,000 shares of Series B Preferred units to Incyte in exchange for an initial capital contribution of $4,000,000 in cash and a contractual commitment for additional cash contributions of $6,000,000, which was received in two installments on April 15 and July 15, 1998.

   The Operating Agreement specified that the limited liability company would merge into a C corporation at the earliest of (i) the eighteen month anniversary of the Company's formation (March 1999); (ii) any time after January 1, 1999, if the Company's cash balance falls below $2,000,000, or
(iii) the mutual agreement of SmithKline Beecham and Incyte. Pursuant to the Operating Agreement, the conversion of the Company into a C corporation was deferred until completion of the Series C Preferred Stock financing in April 2000.

   In addition to the above contributions, SmithKline Beecham has granted the Company various exclusive rights under a Collaboration and License Agreement entered into by SmithKline Beecham, Incyte and the Company in September 1997. Under this agreement, as amended, SmithKline Beecham has granted to the Company an exclusive sublicenseable license under certain of its patents and know-how with respect to genes and gene products for use as diagnostics through September 2, 2001. In September 1997, the Company also entered into a Collaborative LifeSeq Agreement and a Collaborative PathoSeq Database Agreement with Incyte. Under these agreements, as amended and described below, Incyte has provided the Company with non-exclusive

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

access to certain of its gene sequence and expression databases for research, diagnostic and therapeutic applications until September 2003. These non-cash assets received as capital contributions from SmithKline Beecham and Incyte were recorded at zero value, which was equal to the carrying value of such assets by SmithKline Beecham and Incyte.

   Under the Collaboration and License Agreement as currently in effect, the Company pays no milestones, royalties or other payments to SmithKline Beecham but is obligated to pay pass-through royalties to Human Genome Sciences on sales of products derived from the use of genes discovered by Human Genome Sciences. In addition, although the Company has no plans to develop any therapeutic products based on SmithKline Beecham's intellectual property, in the event the Company does so, SmithKline Beecham has an exclusive license to the Company's know-how or patents related to any such therapeutic products until September 2005. In order to license the Company's products under this arrangement, SmithKline Beecham must make milestone payments of up to an aggregate of $4,000,000 for each patented product and up to an aggregate of $1,600,000 for each product for which a patent is pending. As of December 31, 2000, no such milestone payments have been received or recognized by the Company.

   On September 28, 1998, the Company entered into a Service Agreement with SmithKline Beecham. Under this agreement, SmithKline Beecham provided the Company personnel support to identify diagnostic leads and research for a period of one year. Pursuant to this agreement, the Company incurred costs which were charged to research and development of $50,000 and $150,000 during the years ended December 31, 1998 and 1999, respectively. No such costs were incurred during the year ended December 31, 2000.

   On November 1, 1998, the Company entered into a GEM Services Agreement with Incyte which was subsequently amended on September 1, 1999, pursuant to which the Company obtains gene preparation and expression services from Incyte which the Company uses to generate gene expression information and data. The Company paid Incyte for its services pursuant to a pricing schedule for the production of standard and custom microarrays, which pricing schedule was substantially similar to that contained in GEM Services Agreements between Incyte and unrelated third parties. The GEM Services Agreement expired on November 1, 2000. Pursuant to this agreement, the Company incurred costs which were charged to research and development of $72,000, $1,479,000 and $95,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

   In February 1999, the Company entered into a license agreement with SmithKline Beecham Clinical Laboratories, Inc. Under the agreement, SmithKline Beecham obtained licenses from the Company with respect to the Company's technology for a potential molecular target for prostate cancer. Later during 1999, testing of this molecular target was discontinued and the parties agreed that no additional work under the agreement was appropriate. Accordingly, the non-refundable license fee of $100,000 was recognized as revenue in 1999.

   In July 1999, the Company issued two convertible notes payable in the amount of $2,500,000 each to SmithKline Beecham and Incyte. The notes were due and payable in April 2000, accruing interest at 5.6% per annum. Upon closing the Series C financing, the note to SmithKline Beecham was converted to 322,580 shares of Series C Preferred Stock. Additionally, the Company paid interest of $97,000 on the note to SmithKline Beecham and paid Incyte principal of $2,500,000 and accrued interest of $97,000.

   In December 1999, the Company entered into a LifeArray Software License Agreement with Incyte. Under this agreement, the Company has access to computer software from Incyte for the processing and analysis of microarray expression data for a period of 12 months, with the option to extend for an additional 12 month term. The license fee for the use of the software is $75,000 per year.

   In February 2000, the Company entered into a Collaborative Agreement with Incyte to replace and expand the rights that existed under the 1997 Collaborative LifeSeq and 1997 Collaborative PathSeq Database

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

Agreements. Under this new agreement the Company retained access to Incyte's human database, LifeSeq Gold, and microbial database, PathoSeq, at no subscription cost until September 2, 2003. Under the agreement, along with other database subscribers, the Company has non-exclusive access to database products and database patents for research, the diagnostic field of use and the pharmaceutical field of use. Additionally, the Company has an option to exclusively license in the future certain Incyte patents in the pharmaceutical field of use. The Company may pay up to an aggregate of $4,622,500 in licensing fees and milestone payments for each therapeutic product and up to an aggregate of $2,385,000 in licensing fees and milestone payments for each antisense product, in addition to royalty payments on the sale of these products. As of December 31, 2000, no licensing fees or milestone payments have been paid or recognized by the Company.

   Pursuant to the 1997 Collaboration and License Agreement and the 2000 Collaborative Agreement, the Company has committed to purchase $5,000,000 in gene sequencing and microarray services from Incyte, including services obtained under the GEM Services Agreement. As of December 31, 2000, the Company has fulfilled all of its purchase commitments to Incyte under these agreements.

   Pursuant to an Intercompany Services Agreement, SmithKline Beecham and Incyte provided the Company with certain legal, financial and research and development services. Charges to the Company for these services were based upon either actual costs or rates charged to other customers for similar services. Such amounts, which were charged to research and development, were $0, $0 and $86,000 in 2000, 1999 and 1998, respectively. Pursuant to the 1997 Collaboration and License Agreement, and the Collaborative Agreement with Incyte, the Company incurred costs which were charged to research and development of $72,000, $1,928,000 and $2,600,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

Note 8--Subsequent Events:

 Employee Stock Purchase Plan

   The Company's Board of Directors adopted the 2000 Employee Stock Purchase Plan (the "2000 ESPP") on February 2, 2001, which was approved by the Company's stockholders on February 5, 2001. The Board approved a total of 350,000 shares of Common Stock for issuance under the 2000 ESPP.

 2001 Equity Incentive Plan

   The Company's Board of Directors adopted the 2001 Equity Incentive Plan (the "2001 Plan") on February 2, 2001, which was approved by the Company's stockholders on February 5, 2001, as a successor equity plan to the 2000 Plan. Under the 2001 Plan, a total of 3,543,995 shares of Common Stock have been reserved for issuance, including 1,043,995 shares that remained reserved for issuance under the 2000 Plan.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   Not Applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Stockholders to be held on June 5, 2001 (the "Proxy Statement").

   Item 415 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

   The executive officers of the Company are as follows:

   Roy A. Whitfield, age 47, co-founded the Company and has been Chief Executive Officer since June 1993 and a Director since June 1991. Mr. Whitfield served as President of the Company from June 1991 until January 1997 and as Treasurer of the Company between April 1991 and October 1995. Previously, Mr. Whitfield served as the President of Ideon Corporation, which was a majority-owned subsidiary of Invitron Corporation, a biotechnology company, from October 1989 until April 1991. From 1984 to 1989, he held senior operating and business development positions with Technicon Instruments Corporation, a medical instrumentation company, and its predecessor company, CooperBiomedical, Inc., a biotechnology and medical diagnostics company. Prior to his work at Technicon, Mr. Whitfield spent seven years with the Boston Consulting Group's international consulting practice. Mr. Whitfield received a B.S. with first class honors in Mathematics from Oxford University, and an M.B.A. with distinction from Stanford University. Mr. Whitfield is a director of Aurora Biosciences Corporation and Inhale Therapeutics Systems, Inc.

   Michael D. Lack, age 49, has been the Chief Operating Officer of the Company since July 1999. Prior to joining the Company, Mr. Lack was the President and Chief Executive Officer of Silicon Valley Networks from July 1998 to July 1999. Previously, Mr. Lack served as Chief Executive Officer with several software startup companies, including Aqueduct Software from July 1997 to July 1998 and Presidio Systems, Inc. from May 1994 to May 1997. He also held various senior positions with Cadence Design Systems, Inc., including Senior Vice President of Product Operations, Division President of Integrated Circuit Design, and Division President of Systems. Mr. Lack received his B.S. in Physics from the University of California, Los Angeles.

   John M. Vuko, age 50, joined the Company as the Executive Vice President and Chief Financial Officer in December 1999. Prior to joining the Company, Mr. Vuko was the primary financial consultant of an affiliate of Achievement Radio Holdings, Inc. from October 1998 to December 1999. From April 1997 to September 1998, Mr. Vuko served as the Senior Vice President and Chief Financial Officer of Achievement Radio Holdings, Inc. From October 1989 to March 1997, Mr. Vuko served in various positions with Ross Stores, Inc., most recently as Senior Vice President and Chief Financial Officer. Prior to his work at Ross Stores, Mr. Vuko held the positions of Corporate Development Executive, Vice President, Treasurer, and Controller with the Cooper family of companies, including CooperVision, Inc., Cooper LaserSonics, Inc. and The Cooper Companies, Inc. Mr. Vuko received his B.A. in Accounting from San Francisco State University.

   James R. Neal, age 45, has been the Executive Vice President of Sales and Marketing since July 1999. From July 1997 to immediately prior to joining Incyte, Mr. Neal served as General Manager of the Solaris Group, a division of Monsanto Company. From 1982, he also held various positions with Monsanto, including Vice President of Global Business Development, Director of Brand Marketing and Residential Products, and Manager of New Product Introduction. Mr. Neal received his B.S. in Biology and his M.S. in Genetics and Plant Breeding from the University of Manitoba, Canada as well as an Executive M.B.A. from Washington University, St. Louis.

   E. Lee Bendekgey, age 43, has been General Counsel of the Company since January 1998 and served as the Interim Chief Financial Officer from June 1999 until December 1999. Mr. Bendekgey became the Secretary of the Company in June 1998 and Executive Vice President in June 1999. Prior to joining the Company, Mr. Bendekgey was the Director of Strategic Relations at Silicon Graphics, Inc. July 1997 through December 1997. He held various positions with SGI from March 1993 through June 1997, including Director of Legal Services, Products and Technology; Senior Counsel, Product Divisions; Group Counsel, Computer Systems Group; and Division Counsel, MIPS Technologies, Inc. From 1982 to 1993, Mr. Bendekgey held associate and partner positions with Graham & James, a law firm in San Francisco, where he specialized in intellectual property protection and licensing. Mr. Bendekgey received his B.A. magna cum laude in Political Science and French from Kalamazoo College and his J.D. from Stanford University.

   James P. Merryweather, Ph.D., age 50, has been the Executive Vice President of Business Development since November 2000. He served as Senior Vice President of Client Business Management from July 1999 until November 2000 and served as Vice President of Partnership Programs from March 1999 until July 1999. Prior to joining the Company, Dr. Merryweather was the Vice President of Program Management at Millennium Pharmaceuticals, Inc. from September 1996 until November 1998. Prior to joining Millennium Pharmaceuticals, Dr. Merryweather was Director of Project Management at Chiron Corporation. Dr. Merryweather held various positions at Chiron from November 1981, including Senior Scientist, Research Leader and Director of Regulatory Affairs. Dr. Merryweather received his Ph.D. in Biochemistry from Washington State University.

Item 11. Executive Compensation

   The information required by this item is incorporated by reference from the information under the captions "Election of Directors--Compensation of Directors" and "Executive Compensation," contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference from the information under the captions "Election of Directors--Compensation of Directors" and "Executive Compensation," contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   Not applicable.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:

  (1) Financial Statements

    Reference is made to the Index to Consolidated Financial Statements of Incyte Genomics, Inc. and the Index to Financial Statements of diaDexus, Inc., under Item 8 of Part II hereof.

  (2) Financial Statement Schedules

    The following financial statement schedule of Incyte Genomics, Inc. is filed as part of this Form 10-K included in Item 8 of Part II:

    Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2000.

   All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

  (3) Exhibits

    See Item 14(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Reports on Form 8-K.

   The Company filed the following reports on Form 8-K during the fiscal quarter ended December 31, 2000:

    (i) Current Report on Form 8-K on October 4, 2000, reporting under item 5 a description of legal proceedings relating to Incyte Genomics, Inc. and its wholly owned subsidiary Synteni, Inc. that updates and revises the description set forth under Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

    (ii) Current Report on Form 8-K on December 21, 2000, reporting under item 5 the Company announced that it entered into an agreement to acquire Proteome, Inc., a privately held company based in Beverly, Massachusetts.

(c) Exhibits

    Exhibit
    Number                         Description of Document
    -------                        -----------------------
    3(i)(a)* Restated Certificate of Incorporation, as amended.

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

    4.2      Rights Agreement dated as of September 25, 1998 between the
              Company and Chase Mellon Shareholder Services, L.L.C., which includes as Exhibit B, the rights certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed September 30, 1998).

   Exhibit
   Number                         Description of Document
   -------                        -----------------------
    4.3    Indenture dated as of February 4, 2000 between the Company and State
            Street Bank and Trust Company of California, N.A., as trustee
            (incorporated by reference to the exhibit of the same number to the
            Company's Annual Report on Form 10-K for the year ended December
            31, 1999).

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

   10.13   Registration Rights Agreement dated as of February 4, 2000 among the
            Company and Deutsche Bank Securities Inc. and Warburg Dillon Read
            LLC (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1999).

   10.14   Lease Agreement dated June 19, 1997 between the Company and The
            Board of Trustees of the Leland Stanford Junior University
            (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December
            31, 1999).

   10.15#  1997 Employee Stock Purchase Plan of Incyte Pharmaceuticals, Inc.
            (incorporated by reference to Exhibit 10.1 to the Company's
            Registration Statement on Form S-8 (File No. 333-31409)).

   Exhibit
   Number                         Description of Document
   -------                        -----------------------
   10.16#  1998 Amendment to the 1997 Employee Stock Purchase Plan of Incyte
            Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1998).

   10.17+  Master Strategic Relationship Agreement dated as of September 2,
            1997 between SmithKline Beecham Corporation, Incyte
            Pharmaceuticals, Inc. and diaDexus, LLC (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1997). [Still relevant?]

   10.18# 1996 Synteni, Inc. Equity Incentive Stock Plan (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-8 (File No. 333-46639)).

   10.19# The Hexagen Limited Unapproved Company Share Option Plan 1996, as amended (incorporated by reference to Exhibit 10.1 to the Company's
            Registration Statement on Form S-8 (File No. 333-67691)).


   10.20   Stock Purchase Agreement dated as February 24, 2000 between the
            Company and the investors named therein (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

   10.21 Registration Rights Agreement, dated as of December 28, 2000, by and among the Company and the Stockholders of Proteome, Inc.
            (incorporated by reference to Exhibit 99.1 to the Company's Current
            Report on Form 8-K filed January 10, 2001).

   10.22#  1998 Employee, Director and Consultant Stock Option Plan of
            Proteome, Inc., as amended (incorporated by reference to Exhibit
            99.1 to the Company's Registration Statement on Form S-8 filed
            January 29, 2001 (File No. 333-54496)).

   21.1    Subsidiaries of the Company.

   23.1    Consent of Ernst & Young LLP, Independent Auditors.

   23.2    Consent of PricewaterhouseCoopers LLP, Independent Accountants.

   24.1    Power of Attorney (see page 83 of this Form 10-K).

--------
*  Filed herewith

+ Confidential treatment has been granted with respect to certain portions of these agreements.

#  Indicates management contract or compensatory plan or arrangement.

(d) Financial Statements and Schedules

   Reference is made to Item 14(c)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INCYTE GENOMICS, INC.

Date: March 29, 2001

                                                  /s/ Roy A. Whitfield
                                          By: _________________________________
                                                      Roy A. Whitfield
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy A. Whitfield, E. Lee Bendekgey, and John M. Vuko, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                   Date
             ---------                           -----                   ----

      /s/ Roy A. Whitfield           Chief Executive Officer       March 29, 2001
____________________________________  (Principal Executive
          Roy A. Whitfield            Officer) and Director

        /s/ John M. Vuko             Chief Financial Officer       March 29, 2001
____________________________________  (Principal Financial
            John M. Vuko              Officer)

      /s/ Timothy G. Henn            Vice President, Finance and   March 29, 2001
____________________________________  Corporate Controller
          Timothy G. Henn             (Principal Accounting
                                      Officer)

      /s/ Randal W. Scott            Chairman of the Board         March 29, 2001
____________________________________
          Randal W. Scott

    /s/ Jeffrey J. Collinson         Director                      March 29, 2001
____________________________________
        Jeffrey J. Collinson

       /s/ Barry M. Bloom            Director                      March 29, 2001
____________________________________
           Barry M. Bloom

             Signature                           Title                   Date
             ---------                           -----                   ----

    /s/ Frederick B. Craves          Director                      March 29, 2001
____________________________________
        Frederick B. Craves

        /s/ Jon S. Saxe              Director                      March 29, 2001
____________________________________
            Jon S. Saxe

                                 EXHIBIT INDEX

  Exhibit
  Number                          Description of Document
  -------                         -----------------------
  3(i)(a)* Restated Certificate of Incorporation, as amended.

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

  4.2 Rights Agreement dated as of September 25, 1998 between the Company and Chase Mellon Shareholder Services, L.L.C., which includes as
            Exhibit B, the rights certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed September 30, 1998).

  4.3      Indenture dated as of February 4, 2000 between the Company and State
            Street Bank and Trust Company of California, N.A., as trustee
            (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December
            31, 1999).

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

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.13   Registration Rights Agreement dated as of February 4, 2000 among the
          Company and Deutsche Bank Securities Inc. and Warburg Dillon Read LLC
          (incorporated by reference to the exhibit of the same number to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1999).

 10.14 Lease Agreement dated June 19, 1997 between the Company and The Board of Trustees of the Leland Stanford Junior University (incorporated by reference to the exhibit of the same number to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1999).

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

 10.17+ Master Strategic Relationship Agreement dated as of September 2, 1997 between SmithKline Beecham Corporation, Incyte Pharmaceuticals, Inc.
          and diaDexus, LLC (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended
          September 30, 1997). [Still relevant?]

 10.18# 1996 Synteni, Inc. Equity Incentive Stock Plan (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-8 (File No. 333-46639)).

 10.19# The Hexagen Limited Unapproved Company Share Option Plan 1996, as amended (incorporated by reference to Exhibit 10.1 to the Company's
          Registration Statement on Form S-8 (File No. 333-67691)).

 10.20   Stock Purchase Agreement dated as February 24, 2000 between the
          Company and the investors named therein (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form
          10-K for the year ended December 31, 1999).

 10.21 Registration Rights Agreement, dated as of December 28, 2000, by and among the Company and the Stockholders of Proteome, Inc.
          (incorporated by reference to Exhibit 99.1 to the Company's Current
          Report on Form 8-K filed January 10, 2001).

 10.22#  1998 Employee, Director and Consultant Stock Option Plan of Proteome,
          Inc., as amended (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed January 29, 2001
          (File No. 333-54496)).

 21.1    Subsidiaries of the Company.

 23.1    Consent of Ernst & Young LLP, Independent Auditors.

 23.2    Consent of PricewaterhouseCoopers LLP, Independent Accountants.

 24.1    Power of Attorney (see page 83 of this Form 10-K).

--------
*  Filed herewith

+ Confidential treatment has been granted with respect to certain portions of these agreements.

#  Indicates management contract or compensatory plan or arrangement.

   Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations, Incyte Genomics, Inc., 3160 Porter Drive, Palo Alto, CA 94034.