Form 10-K/A
period 2000-12-31
INCYTE GENOMICS INC
filed 2001-05-09
CIK 879169

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                        Commission File Number: 0-27488

                             INCYTE GENOMICS, INC.
                    (Formerly Incyte Pharmaceuticals, Inc.)
            (Exact name of registrant as specified in its charter)

                       Delaware                                                            94-3136539
(State of other jurisdiction of incorporation or organization)                  (IRS Employer Identification No.)
      3160 Porter Drive, Palo Alto, California 94304                                     (650) 855-0555
        (Address of principal executives offices)                     (Registrant's telephone number, including area code)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11 and 12 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2001 Annual Meeting of Stockholders to be held on June 5, 2001.

                                   PART III


Item 13. Certain Relationships and Related Transactions

     In March 2001, Incyte Genomics, Inc. (the "Company") entered into a LifeSeq Collaboration Agreement, Patent License Agreement, Collaboration and Technology Transfer Agreement and Proteome BioKnowledge Library License Agreement with Genomic Health, Inc. ("Genomic Health"). Under these agreements, Genomic Health obtained access to the Company's LifeSeq Gold database and BioKnowledge Library and received licenses to certain of the Company's intellectual property. Amounts Genomic Health will pay the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third party customers. The Company received rights to certain intellectual property that Genomic Health may, in the future, develop. At the same time, the Company purchased shares of Series C Preferred Stock of Genomic Health for an aggregate purchase price of $5.0 million which, together with shares of Series A Preferred Stock purchased in November 2000 for an aggregate purchase price of $1.0 million, results in the Company owning approximately 10.9% of the outstanding capital stock of Genomic Health. Under certain circumstances and if Genomic Health so elects, the Company has agreed to purchase in a future offering of Genomic Health's capital stock an aggregate of $5.0 million of the shares being sold in that offering. Randal W. Scott, Chairman of the Board of the Company, is Chairman of the Board, President and Chief Executive Officer of Genomic Health and owns more than 10% of the outstanding capital stock of Genomic Health. Persons and entities associated with Four Partners, a significant stockholder of the Company, own approximately 12.7% of the outstanding capital stock of Genomic Health.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INCYTE GENOMICS, INC.

Date: May 8, 2001


                                By:        /s/ E. Lee Bendekgey
                                   ---------------------------------------------
                                                  E. Lee Bendekgey
                                    Executive Vice President and General Counsel

                                 EXHIBIT INDEX

  Exhibit
  Number                                                  Description of Document
  -------                                                 -----------------------
3(i)(a)      Restated Certificate of Incorporation, as amended.

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

 24.1        Power of Attorney.

---------------
+ Confidential treatment has been granted with respect to certain portions of these agreements.

#    Indicates management contract or compensatory plan or arrangement.

     Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations, Incyte Genomics, Inc., 3160 Porter Drive, Palo Alto, CA 94034.