Form 10-Q
period 2001-03-31
INCYTE GENOMICS INC
filed 2001-05-15
CIK 879169

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      or

[_]  TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________


                        Commission File Number: 0-27488

                             INCYTE GENOMICS, INC.
               (Formerly known as Incyte Pharmaceuticals, Inc.)
            (Exact name of registrant as specified in its charter)

           Delaware                                        94-3136539
---------------------------------             ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                               3160 Porter Drive
                         Palo Alto, California  94304
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

[X]  Yes  [_]  No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 65,787,613 as of March 31, 2001.

                             INCYTE GENOMICS, INC.

                                     INDEX

PART I: FINANCIAL INFORMATION                                                               Page
-----------------------------                                                               ----

Item 1  Financial Statements - Unaudited

        Condensed Consolidated Balance Sheets..............................................   3

        Consolidated Statements of Operations..............................................   4

        Consolidated Statements of Comprehensive Income (Loss).............................   5

        Consolidated Statements of Cash Flows..............................................   6

        Notes to Consolidated Financial Statements.........................................   7

Item 2  Management's Discussion and Analysis of Financial Condition and Results of
          Operations.......................................................................  13

Item 3  Quantitative and Qualitative Disclosures about Market Risk.........................  30

PART II: OTHER INFORMATION
--------------------------

Item 1  Legal Proceedings..................................................................  31

Item 2  Changes in Securities..............................................................  33

Item 3  Defaults Upon Senior Securities....................................................  33

Item 4  Submission of Matters to a Vote of Security Holders................................  33

Item 5  Other Information..................................................................  33

Item 6  Exhibits and Reports on Form 8-K...................................................  34

        Signatures.........................................................................  35

        Exhibit Index......................................................................  36

PART I:  FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS


                             Incyte Genomics, Inc.
                     Condensed Consolidated Balance Sheets
                                (in thousands)
                                  (unaudited)

                                                                       March 31,                December 31,
                                                                          2001                     2000*
                                                                ---------------------      -------------------
ASSETS
Current assets:
      Cash and cash equivalents                                              $114,689                 $110,155
      Marketable securities - available-for-sale                              452,651                  472,025
      Accounts receivable, net                                                 21,600                   35,022
      Prepaid expenses and other current assets                                20,913                   30,693
                                                                ---------------------      -------------------
            Total current assets                                              609,853                  647,895

Property and equipment, net                                                    95,836                   98,948
Long-term investments                                                          47,584                   40,003
Goodwill and other intangible assets, net                                      79,953                   82,944
Deposits and other assets                                                      18,717                   17,030
                                                                ---------------------      -------------------
            Total assets                                                     $851,943                 $886,820
                                                                =====================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                       $  8,317                 $ 17,497
      Accrued compensation                                                     11,644                   13,023
      Accrued and other current liabilities                                    18,395                   23,036
      Deferred revenue                                                         23,952                   22,756
                                                                ---------------------      -------------------
            Total current liabilities                                          62,308                   76,312

Convertible subordinated notes                                                179,580                  187,814
                                                                ---------------------      -------------------
            Total liabilities                                                 241,888                  264,126
                                                                ---------------------      -------------------

Stockholders' equity:
      Common stock                                                                 66                       66
      Additional paid-in capital                                              690,297                  689,392
      Deferred compensation                                                    (2,498)                  (2,773)
      Accumulated other comprehensive income (loss)                            17,406                   20,913
      Accumulated deficit                                                     (95,216)                 (84,904)
                                                                ---------------------      -------------------
            Total stockholders' equity                                        610,055                  622,694
                                                                ---------------------      -------------------
            Total liabilities and stockholders' equity                       $851,943                 $886,820
                                                                =====================      ===================

* The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

                            See accompanying notes

                             Incyte Genomics, Inc.
                     Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                      ----------------------------------------------
                                                                               2001                      2000
                                                                      --------------------      --------------------
Revenues                                                                          $ 51,121                  $ 40,754

Costs and expenses:
     Research and development                                                       55,959                    41,334
     Selling, general and administrative                                            16,561                    14,821
                                                                      --------------------      --------------------
Total costs and expenses                                                            72,520                    56,155
                                                                      --------------------      --------------------

Loss from operations                                                               (21,399)                  (15,401)

Interest and other income, net                                                       9,914                    10,404
Interest expense                                                                    (2,610)                   (1,897)
Loss on certain derivative financial instruments                                      (627)                        -
Losses from joint venture                                                                -                    (1,283)
                                                                      --------------------      --------------------
Loss before income taxes, extraordinary item and accounting change                 (14,722)                   (8,177)

Provision for income taxes                                                             255                         -
                                                                      --------------------      --------------------
Loss before extraordinary item and accounting change                               (14,977)                   (8,177)

Extraordinary gain, net of taxes                                                     2,386                         -
Cumulative effect of accounting change                                               2,279                         -
                                                                      --------------------      --------------------
Net loss                                                                          $(10,312)                 $ (8,177)
                                                                      ====================      ====================

Per share data:
       Loss before extraordinary item and accounting change                       $  (0.23)                   $(0.13)
       Extraordinary gain, net of taxes                                               0.04                         -
       Cumulative effect of accounting change                                         0.03                         -
                                                                      --------------------      --------------------
       Basic and diluted net loss per share                                       $  (0.16)                   $(0.13)
                                                                      ====================      ====================

Shares used in computing basic and diluted net loss per share                       65,745                    60,612
                                                                      ====================      ====================

                            See accompanying notes

                             Incyte Genomics, Inc.
            Consolidated Statements Of Comprehensive Income (Loss)
                                (in thousands)
                                  (unaudited)

                                                                           Three Months Ended
                                                                                  March 31,
                                                                ---------------------------------------------
                                                                       2001                      2000
                                                                -------------------      --------------------
Net loss                                                                   $(10,312)                  $(8,177)

Other comprehensive income (loss), net of taxes:
     Unrealized gains (losses) on marketable securities                      (3,519)                   22,830
     Foreign currency translation adjustments                                    12                         2
                                                                -------------------      --------------------
Other comprehensive income (loss)                                            (3,507)                   22,832
                                                                -------------------      --------------------
Comprehensive income (loss)                                                $(13,819)                  $14,655
                                                                ===================      ====================

                            See accompanying notes

                             Incyte Genomics, Inc.
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                    ------------------------------------------
                                                                            2001                    2000
                                                                    ------------------      ------------------
Cash flows from operating activities:
     Net loss                                                                $ (10,312)              $  (8,177)
     Adjustments to reconcile net loss to net cash provided by
         operating activities:
         Depreciation and amortization                                          12,604                   8,114
         Extraordinary item, debt extinguishment                                (2,386)                      -
         Cumulative effect of accounting change                                 (2,279)                      -
         Loss on certain derivative financial instruments                          627                       -
         Losses in joint venture                                                     -                   1,283
         Gain on sale of long-term investment                                     (333)                 (5,417)
         Changes in certain assets and liabilities:
              Accounts receivable                                               13,422                  12,240
              Prepaid expenses and other assets                                  6,402                  (7,684)
              Accounts payable                                                  (9,180)                  5,402
              Accrued and other current liabilities                             (5,881)                   (275)
              Deferred revenue                                                   1,196                  11,633
                                                                    ------------------      ------------------
Net cash provided by operating activities                                        3,880                  17,119
                                                                    ------------------      ------------------

Cash flows from investing activities:
     Long-term investments                                                     (12,519)                      -
     Proceeds from the sale of long-term investments                               477                   5,417
     Capital expenditures                                                       (4,880)                (12,490)
     Purchases of marketable securities                                       (389,626)               (247,851)
     Sales and maturities of marketable securities                             411,927                  11,298
                                                                    ------------------      ------------------
Net cash provided by (used in) investing activities                              5,379                (243,626)
                                                                    ------------------      ------------------

Cash flows from financing activities:
     Proceeds from exercise of employee stock options                              905                  20,972
     Proceeds from issuance of common stock                                          -                 398,290
     Proceeds from the issuance of Convertible Subordinated Notes,
      net                                                                            -                 196,800
     Repurchase of Convertible Subordinated Notes                               (5,642)                      -
     Repayment of receivable from stockholder                                        -                      20
     Principal payments on capital lease obligations and note
      payable                                                                        -                    (463)
                                                                    ------------------      ------------------
Net cash provided by (used in) financing activities                             (4,737)                615,619
                                                                    ------------------      ------------------

Effect of exchange rate on cash and cash equivalents                                12                       2
                                                                    ------------------      ------------------

Net increase in cash and cash equivalents                                        4,534                 389,114
Cash and cash equivalents at beginning of period                               110,155                  32,220
                                                                    ------------------      ------------------
Cash and cash equivalents at end of period                                   $ 114,689               $ 421,334
                                                                    ==================      ==================

                            See accompanying notes

                             INCYTE GENOMICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001
                                  (Unaudited)

1.  Organization and business

     Incyte Genomics, Inc. (the "Company") was incorporated in Delaware in April 1991 under the name Incyte Pharmaceuticals, Inc. In June 2000, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name to Incyte Genomics, Inc. The Company designs, develops, and markets genomic information including database products, genomic data management software tools, microarray-based gene expression services and genomic reagents and related services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information used by pharmaceutical and biotechnology companies and academic researchers to understand disease and to discover and develop drugs. The Company is also engaged in its own internal disease pathway and therapeutic drug discovery programs.

2.  Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2001, statements of operations for the three months ended March 31, 2001 and 2000, statements of comprehensive income (loss) for the three months ended March 31, 2001 and 2000 and the statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The balance sheet at December 31, 2000 has been derived from audited financial statements.

     Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3.  Property and equipment

          Property and equipment consisted of:


                                                                             March 31,                 December 31,
                                                                               2001                       2000
                                                                      ---------------------      ---------------------
          Office equipment                                                         $  5,402                   $  5,308
          Laboratory equipment                                                       33,173                     32,286
          Computer equipment                                                         95,795                     93,136
          Leasehold improvements                                                     50,099                     48,924
                                                                      ---------------------      ---------------------
                                                                                    184,469                    179,654
          Less accumulated depreciation and amortization                            (88,633)                   (80,706)
                                                                      ---------------------      ---------------------
                                                                                   $ 95,836                   $ 98,948
                                                                      =====================      =====================

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

     In November 2000, the Company repurchased on the open market, and retired, $15.0 million in par value of the convertible subordinated notes. The Company recognized a gain of $3.1 million on the transactions, which was reported as an extraordinary gain in fiscal 2000.

     In the first quarter of 2001, the Company repurchased on the open market, and retired, $8.0 million in par value of the convertible subordinated notes. The Company recognized a gain of $2.4 million, net of tax, on the transactions, which was reported as an extraordinary gain in fiscal 2001.

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

6.  Loss per share

     The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below.

                                                                            Three Months Ended
                                                                                  March 31,
                                                                 -------------------------------------------
                                                                        2001                     2000
                                                                 ------------------      -------------------
Numerator:
  Net loss                                                                 $(10,312)                 $(8,177)
                                                                 ==================      ===================

Denominator:
  Denominator for basic and diluted net loss
        Per share - weighted-average shares                                  65,745                   60,612


Basic and diluted net loss per share                                       $  (0.16)                 $ (0.13)
                                                                 ==================      ===================

     Options to purchase 9,199,344 and 8,474,792 shares of common stock were outstanding at March 31, 2001 and 2000, respectively, and notes convertible into 2,625,353 shares of common stock were outstanding at March 31, 2001, but were not included in the computation of diluted net loss per share, as their effect was antidilutive.

7.  Business Combinations

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

     The table below presents the pro forma results of operations and earnings per share for Proteome and the Company for the three months ended March 31, 2000 assuming that the transaction was completed on January 1, 2000 (in thousands except per share data).


      Pro forma revenues                                                           $ 41,420
                                                                       ====================
      Pro forma net loss                                                           $(11,445)
                                                                       ====================

      Pro forma basic and diluted net loss per share                               $ ( 0.19)
                                                                      =====================
      Pro forma shares for basic and diluted net loss per share                      61,861
                                                                       ====================

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

     On April 4, 2000, diaDexus obtained additional financing through a private equity offering. In connection with the offering, diaDexus converted from an LLC to a corporation and repaid in full the $2.5 million principal amount of, together with accrued interest on, the convertible note held by the Company. Under diaDexus' new capital structure, the Company no longer has the ability to exert significant influence over diaDexus. Accordingly, the Company accounts for its investment in diaDexus under the cost method of accounting from the date of this financing.

     diaDexus purchased $0.6 million of contract sequencing, microarray and software services from the Company in the three months ended March 31, 2000. diaDexus did not make similar purchases in the same period in 2001.

9.  Segment reporting

     The Company's operations are treated as one operating segment, in accordance with SFAS 131, the design, development, and marketing of genomic information-based tools, as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. For the three months ended March 31, 2001, the Company recorded revenue from customers throughout the United States and in Asia, Austria, Belgium, Canada, France, Germany, Israel, Netherlands, Switzerland, and the United Kingdom. Export revenue for the three months ended March 31, 2001 and 2000 were $8,529,000 and $11,487,000, respectively.

10.  New pronouncements

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS Nos. 137 and 138, which was required to be adopted in the first quarter of 2001. SFAS 133 established standards for accounting and reporting derivative instruments and hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. The Company adopted SFAS 133 on January 1, 2001 and recorded a $2.3 million gain, net of income tax expense, relating to the valuation of warrants held in other companies, which is recorded in the consolidated statements of operations as a Cumulative Effect of Accounting Change. The Company also recorded a loss of approximately $0.6 million related to the decrease during the first quarter in value of the same instruments subject to SFAS 133.

11. Litigation

     In January 1998, Affymetrix Inc, ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware, which was subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of U.S. patent number 5,444,934 by the Company. The complaint alleges that the Company infringed the `934 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the `934 patent and, in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on its allegation of willful infringement by the Company.

     In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, which was subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging the Company infringed U.S. patent number 5,800,992 and U.S. patent number 5,744,305. The complaint alleges that the Company infringed the `305 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays. It also alleges that the Company infringed the `992 patent by using its GEM microarray technology to conduct gene expression monitoring and other applications using two-color labeling, and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the `305 and `992 patents, and in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on the allegation of willful infringement. The court held a pretrial hearing in November 2000 to determine how to construe the patent claims that will be litigated in trial. In January 2001, the court issued a ruling describing how the claims in the `934, `305 and `992 patents should be interpreted. The court requested additional briefing regarding one of the claim terms in the `992 patent and Affymetrix has sought reconsideration of the court's construction of two additional claim terms in the `992 patent. The court has not yet issued any rulings based on the additional briefs.

     Following issuance of the court's claim construction ruling, Incyte filed a motion for partial summary judgement that the Company's cDNA arrays do not infringe any claim of the `934 patent or claims 1 and 3 through 13 of the `305 patent. On May 2, 2001, the court granted summary judgement ruling that the Company's accused cDNA arrays do not infringe any claim of the `934 patent claims or claims 1 and 3 through 13 of the `305 patent.

     In April 1999, the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office declared interferences between pending patent applications licensed exclusively to the Company and the Affymetrix `305 and `992 patents. The Board of Patent Appeals and Interferences invokes an interference proceeding when more than one patent applicant claims the same invention. During the proceeding, the Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. In September 1999, the Board of Patent Appeals and Interferences determined that the Company had not met its prima facie case, and ruled that the patents licensed by the Company from Stanford University were not entitled to priority over corresponding claims in the two Affymetrix patents. The Company is seeking de novo review of the Board's decisions in the United States District Court for the Northern District of California.

     In August 2000, the Company filed a lawsuit against Affymetrix in federal court alleging infringement of U.S. patent numbers 5,716,785 and 5,891,636. The patents relate to technologies used in the amplification of RNA and the generation of gene expression information. Affymetrix has filed counterclaims in this lawsuit that allege, among other things, that the Company infringe U.S. patent number 6,040,193 and U.S. patent number 5,871,928. These counterclaims allege that the Company infringe these patents by making, using, offering to sell and/or selling within the United States the inventions claimed in the patents, including, in the case of the `193 patent, methods for forming microarrays and, in the case of the `928 patent, methods for analyzing nucleic acids. The counterclaims also allege that the Company engaged in acts of unfair competition under California statutory and common law. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the `193 patent and `928 patent and, in addition, seeks damages, costs and attorneys' fees and interest. Affymetrix further requests triple damages from the infringement claims based on its allegation of willful infringement by the Company.

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

     The Company believes it has meritorious defenses and intends to vigorously defend the suits and counterclaims brought by Affymetrix. However, the Company's defenses may be unsuccessful. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from these suits and counterclaims due to uncertainty regarding the ultimate outcome. Regardless of the outcome, the Affymetrix litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of our management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all. This litigation may also affect our potential customers' willingness to use our microarray services and gene expression databases, which could adversely affect the Company's revenue.

12. Related party transactions

     In March 2001, the Company entered into a LifeSeq Collaboration Agreement, Patent License Agreement, Collaboration and Technology Transfer Agreement and Proteome BioKnowledge Library License Agreement with Genomic Health, Inc. ("Genomic Health"). Randal W. Scott, Chairman of the Board of the Company, is Chairman of the Board, President and Chief Executive Officer of Genomic Health and owns more than 10% of the outstanding capital stock of Genomic Health.
Under the agreements, Genomic Health obtained access to the Company's LifeSeq Gold database and BioKnowledge Library and received licenses to certain of the Company's intellectual property. Amounts Genomic Health will pay the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third party customers. The Company received rights to certain intellectual property that Genomic Health may, in the future, develop. At the same time, the Company entered into an agreement to purchase shares of Series C Preferred Stock of Genomic Health for an aggregate purchase price of $5.0 million which, together with shares of Series A Preferred Stock purchased in November 2000 for an aggregate purchase price of $1.0 million, results in the Company owning approximately 10.9% of the outstanding capital stock of Genomic Health. Under certain circumstances and if Genomic Health so elects, the Company has agreed to purchase in a future offering of Genomic Health's capital stock an aggregate of $5.0 million of the shares being sold in that offering.

PART I:  FINANCIAL INFORMATION
ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     When used in this Report, the words "expects," "anticipates," "estimates," "plans," "believes," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the Company's expected net losses, expected expenditure levels and rate of growth of expenditures, expected cash flows, the adequacy of capital resources, growth in operations, expected revenues and sources of revenues, the ability to commercialize products developed under collaborations and alliances, our ability to complete the sequence of full-length genes in areas of therapeutic interest and file patents on these potential drug targets, our ability to integrate companies, operations and their products that we have acquired or will acquire, the scheduling and timing of current and future litigation, our investments in our intellectual property portfolio, our strategy with regard to protecting our proprietary technology, our investments in, and the success of, our drug target identification and validation efforts, our investment in new products and services, the success of our custom genomic products and services, our ability to compete and respond to rapid technological change, our intention not to develop pharmaceutical products, our competitive advantage as to the annotation of the human proteome, the effect of government regulation, our compliance with applicable environmental laws and regulations, the adequacy of our current facilities and our ability to locate additional facilities at reasonable rates, our exposure to foreign currency rate fluctuations, products and services under development, and the performance, content and utility of our products and services. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent to which the pharmaceutical and biotechnology industries use genomic information in research and development, risks relating to development of new products and services and their use by our potential customers and collaborators, our ability to develop and commercialize products to improve human health, our ability to work with our collaborators to meet the goals of our collaborators and alliances, our ability to retain and obtain customers, the cost of accessing or acquiring technologies or intellectual property, the effectiveness of our sequencing efforts, the effectiveness of our target validation and drug discovery efforts, impairment of the value of the securities underlying equity investments that we hold, the impact of alternative technological advances and competition, changes to our business plan, changes in consumer demand for our products, our success in negotiating future licensing transactions, the development of new partnering and collaborative relationships, uncertainties associated with changes in patent laws and developments in and expenses related to litigation and interference proceedings; and the matters discussed in "Factors that May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     In the sections of this report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors That May Affect Results," all references to "Incyte," "we," "us," "our" or the "Company" mean Incyte Genomics, Inc. and its subsidiaries.

     Incyte, LifeSeq and BioKnowledge are our registered trademarks. LifeExpress and GEM are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

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

     Revenues recognized by the Company consist primarily of non-exclusive database access fees related to database agreements, gene product and database related license fees, the sales of genomic screening products and services, fees for contract sequencing services, fees for research programs, and fees for microarray-based gene expression services. The Company's database agreements provide for future milestone payments and royalties from the sale of products derived from proprietary information obtained through the databases. There can be no assurance that any database subscriber will ever generate products from information contained within the databases and, thus, that the Company will ever receive additional milestone payments or royalties. The Company's ability to maintain and increase revenues depends on its ability to obtain additional database subscribers, to retain existing subscribers, to maintain adequate price levels, to expand its product and service offerings and to expand its customer base. The loss of revenues from any individual database agreement, if terminated or not renewed, could have an adverse impact on the Company's results of operations, although it is not anticipated to have a material adverse impact on the Company's business or financial condition.

     In 2001, the Company intends to make significant investments focused on the further development of its intellectual property portfolio and its internal disease pathway and therapeutic drug discovery programs. Depending on the investment required and the timing of such investments, expenses or losses related to these investments could adversely affect operating results. In addition to its investments in these areas, the Company is continuing to invest in its identification and characterization of full length genes, SNP discovery, proteomics and protein annotation, increasing content in the database products, and bioinformatics in 2001. As a result, the Company expects to report a net loss at least through 2001. If the costs of these new and existing programs are greater than anticipated, or if these programs take longer to complete, or if losses are incurred from strategic investments, the Company may incur losses in future periods as well.

     In December 2000, the Company completed the acquisition of Proteome, Inc., a privately held proteomics database company. The Company issued 1,248,522 shares of its common stock and $37.7 million in cash in exchange for all of Proteome's outstanding capital stock. In addition, the Company assumed Proteome's stock options, which if fully vested and exercised, would amount to 216,953 shares of its common stock. The fair value of the stock options assumed were allocated between additional purchase price and deferred compensation in accordance with guidance provided by the Financial Accounting Standards Board's Interpretation No. 44. The transaction was accounted for as a purchase. The amount of the purchase price in excess of net tangible assets acquired of approximately $70.8 million was allocated to goodwill ($50.3 million), database ($16.6 million), developed technology ($0.6 million), tradename ($1.7 million), and assembled workforce ($1.6 million), which are being amortized over 8, 8, 5, 3 and 3 years, respectively. The Company evaluates its intangible assets for impairment on a quarterly basis.

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

     With respect to the lawsuits filed by the Company, Affymetrix has filed counterclaims against the Company. See Note 11 of Notes to Consolidated Financial Statements.

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

Results of Operations

     Net loss and diluted net loss per share were $10.3 million and $0.16, respectively, for the three months ended March 31, 2001, as compared to $8.2 million and $0.13, respectively, in the same period a year ago. Loss before extraordinary item and cumulative effect of accounting change for the three months ended March 31, 2001 was $15.0 million, or $0.23 per diluted share. Basic and diluted net loss per share for the three months ended March 31, 2001 was impacted by the issuance of 1,248,522 shares of common stock in the Proteome acquisition. Diluted net loss per share for the three months ended March 31, 2001 and 2000 was impacted by a private equity offering of 4,000,000 shares of common stock in February 2000.

     Revenues for the three months ended March 31, 2001 increased to $51.1 million compared to $40.8 million for the corresponding period in 2000. Revenues resulted primarily from database access fees, gene product royalty and license fees, microarray-based gene expression services, genomic screening products and services, fees for contract sequencing, and fees from partnering programs. The increase in revenues was primarily attributable to the focus of our sales, marketing and business development efforts to expand our customer base and leverage our intellectual property portfolio, revenues from partner programs, as well as increased revenues from custom genomics products and services.

     Total costs and expenses for the three months ended March 31, 2001 increased to $72.5 million compared to $56.2 million for the corresponding period in 2000. Total costs and expenses are expected to increase in the foreseeable future due to our continuing investment in new products and services, including internal disease pathway and therapeutic drug discovery programs, and additional costs associated with Proteome operations.

     Research and development expenses for the three months ended March 31, 2001 increased to $56.0 million compared to $41.3 million for the corresponding period in 2000. The increase in research and development expenses resulted primarily from an increase in bioinformatics and software development efforts, SNP discovery efforts, licensing royalties, goodwill amortization related to the Proteome acquisition, and an increase in internal disease pathway and therapeutic drug discovery programs. The Company expects research and development spending to increase as the Company continues to pursue the development of new database products and services, including Proteome's proteomic database, and as the Company expands its internal disease pathway and therapeutic drug discovery programs.

     Selling, general and administrative expenses for the three months ended March 31, 2001 increased to $16.6 million compared to $14.8 million for the corresponding period in 2000. The increase in selling, general and administrative expenses resulted primarily from the growth in the Company's sales and marketing function and increased personnel to support the growing complexity of the Company's operations. The Company's selling, general and administrative expenses were also impacted by legal expenses related to the Company's patent infringement lawsuits with Affymetrix and GeneLogic of approximately $1.9 million and $1.4 million in the three months ended March 31, 2001 and 2000, respectively. The Company expects that total selling, general and administrative expenses will continue to increase due to the expenses to support the growing complexity of the Company's operations.

     Interest and other income, net for the three months ended March 31, 2001, decreased to $9.9 million from $10.4 million for the corresponding period in 2000. This decrease was primarily due to the $5.4 million gain from the exercise and sale of a warrant in a long-term strategic investment in 2000, partly offset by increased interest income due to higher average cash balances in 2001 from the Company's convertible subordinated note and private equity offerings in February 2000.

     Interest expense for the three months ended March 31, 2001 increased to $2.6 million from $1.9 million for the corresponding period in 2000. The increase was due to the interest expense associated with the Company's convertible subordinated notes issued in February 2000, resulting in a full quarter of interest in 2001.

     Loss on certain derivative financial instruments for the three months ended March 31, 2001 represents the change in fair value during the quarter of certain long-term investments in accordance with SFAS 133.

     Losses from joint venture represents the Company's share of diaDexus' losses from operations. The Company incurred no losses from joint venture for the three months ended March 31, 2001 compared to $1.3 million for the corresponding period in 2000. Beginning on April 4, 2000, the Company accounted for its investment in diaDexus under the cost method of accounting as it no longer had significant influence over diaDexus and therefore did not reflect any portion of diaDexus' results of operations in the Company's statement of operations in the three months ended March 31, 2001.

     Provision for income taxes for the three months ended March 31, 2001 primarily related to foreign withholding taxes. The Company had no such taxes in the corresponding period in 2000.

     Extraordinary gain, net, resulted from the Company's repurchase of $8.0 million face value of its 5.5% convertible subordinated notes on the open market in the first quarter of 2001. The repurchases resulted in a gain of $2.4 million, net of taxes.

     The Cumulative Effect of an Accounting Change resulted from the adoption of SFAS 133 in the first quarter of 2001. The Company recorded the fair value of its warrants in certain long-term strategic investments at January 1, 2001, resulting in a gain of $2.3 million.

Liquidity and Capital Resources

     As of March 31, 2001, the Company had $567.3 million in cash, cash equivalents and marketable securities, compared to $582.2 million as of December 31, 2000. The Company has classified all of its marketable securities as short-term, as the Company may choose not to hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

     Net cash provided by operating activities was $3.9 million for the three months ended March 31, 2001, as compared to $17.1 million for the three months ended March 31, 2000. The decrease was primarily due to the decrease in accounts payable and accrued liabilities in 2001 and lower increase in deferred revenues in 2001 as compared to 2000. These changes were partially offset by the larger decrease in accounts receivable in 2000 as compared to 1999 and the decrease in prepaid expenses in 2000. Net cash generated by operating activities may fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators.

     In February 2000, in a private placement, the Company issued $200.0 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. The Company may redeem the notes at any time before February 7, 2003, only if the Company's stock exceeds 150% of the conversion price for 20 trading days in a period of 30 consecutive trading days. On or after February 7, 2003 the Company may redeem the notes at specific prices. Holders may require the Company to repurchase the notes upon a change in control, as defined. As of March 31, 2001, the Company had repurchased $23.0 million face value of the notes on the open market.

     In February 2000, in a private placement, the Company issued 4,000,000 shares of its common stock at a price of $105.50 per share, resulting in net proceeds of $403.4 million.

     The Company's investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and net purchases of long-term investments. Capital expenditures for the three months ended March 31, 2001 were $4.9 million as compared to $12.5 million in the same period in 2000, primarily due to the timing of capital purchases. Long-term investments in companies with which the Company has research and development agreements were $12.5 million for the three months ended March 31, 2001. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, capital expenditures and maturity/sales and purchases of marketable securities.

     Net cash used by financing activities was $4.7 million for the three months ended March 31, 2001 as compared to net cash provided of $615.6 million for the three months ended March 31, 2000. The Company repurchased $8.0 million face value of its 5.5% convertible subordinated notes on the open market for $5.6 million in 2001. The 2000 activity included the issuance of common stock in a private equity offering resulting in net proceeds of $403.4 million, the net proceeds from the issuance of 5.5% Convertible Subordinated Notes of $196.8 million, and the proceeds from the exercise of employee stock options of $21.0 million.

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

     Based upon its current plans, the Company believes that its existing resources will be adequate to satisfy its capital needs for at least the next twelve months. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and other products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; expenditures in connection with its expansion of internal disease pathway and therapeutic drug discovery programs; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure the Company's sequencing and microarray operations remain competitive; capital expenditures required to expand the Company's facilities; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in the Company's research and development plans or other changes affecting the Company's operating expenses may result in changes in the timing and amount of expenditures of the Company's capital resources.

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


                        FACTORS THAT MAY AFFECT RESULTS

We have had only limited periods of profitability, we expect to incur losses in the future and we may not return to profitability

     We had net losses from inception in 1991 through 1996 and again incurred net losses in 1999 through the three months ended March 31, 2001. Because of those losses, we had an accumulated deficit of $95.2 million as of March 31, 2001. We intend to continue to spend significant amounts on new product and technology development, including therapeutic drug discovery and development programs and making our products available online, and to increase our investment in marketing, sales and customer service. The amounts we intend to spend on new product and technology development include spending for our efforts to determine the sequence of genes, or genomic sequencing, determine gene functions, develop database and software products such as our gene expression database, discover SNPs, expand research and development alliances, and develop electronic commerce products. As a result, we expect to incur losses in 2001. We may report net losses in future periods as well. We will not return to profitability unless we increase our revenues or reduce our expenses.

To generate significant revenues, we must obtain additional database collaborators and retain existing collaborators

     As of March 31, 2001, we had over 30 database agreements. If we are unable to enter into additional agreements, or if our current database collaborators choose not to renew their agreements upon expiration, we may not generate additional revenues or maintain our current revenues. Our database revenues are also affected by the extent to which existing collaborators expand their agreements with us to include our new database products and the extent to which existing collaborators reduce the number of products or services for which they subscribe, the impact of which will vary based upon our pricing of those products and services. Some of our database agreements require us to meet performance obligations, some or all of which we may not be successful in attaining. A database collaborator can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period.

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

Our operating results are difficult to predict, which may cause our stock price to decline and result in losses to investors

    Our operating results are difficult to predict and may fluctuate significantly from period to period, which may cause our stock price to decline and result in losses to investors. Some of the factors that could cause our operating results to fluctuate include:

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

   . Invitrogen Corporation,

   . Millennium Pharmaceuticals, Inc.,

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

Our new investments in validating drug targets will lead to increased expenses and may not result in commercial products or services

     We have recently decided to further invest in validating drug targets associated with diseases that may be linked to several or many genes working in combination. The process of discovering drugs based upon genomics is new and evolving rapidly, and we have limited experience in discovering or developing drugs. These efforts will result in increased expenses and may not result in commercial products or services. There is limited scientific understanding generally relating to the role of genes in diseases, and few, if any, products based on gene discoveries have been developed and commercialized. Accordingly, even if we are successful in identifying genes, biological pathways or drug candidates associated with specific diseases, we or our collaborators may not be able to develop or commercialize products to improve human health. Rapid technological development by us or others may result in compounds, products or processes becoming obsolete before we recover our development expenses.

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

We are involved in patent litigation, which if not resolved favorably could require us to pay damages and stop selling and using microarray products

     We are currently involved in patent litigation. If we lose this litigation we could be prevented from producing and using our microarray products, including uses of those products for purposes of providing gene expression database products and gene expression services. We could also be required to pay damages. In January 1998, Affymetrix filed a lawsuit in federal court alleging that we infringe U.S. patent number 5,445,934. The complaint alleges that we infringed the `934 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining us from further infringement of the `934 patent and, in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on its allegation of willful infringement by us.

     In September 1998, Affymetrix filed an additional lawsuit in Federal Court, alleging we infringed U.S. patent number 5,800,992 and U.S. patent number 5,744,305. The complaint alleges that we infringed the `305 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays. It also alleges that we infringed the `992 patent by using GEM(TM) microarray technology to conduct gene expression monitoring and other applications using two-color labeling, and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining us from further infringement of the `305 and `992 patents, and in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on the allegation of willful infringement. The court held a pretrial hearing in November 2000 to determine how to construe the patent claims that will be litigated in trial. In January 2001, the court issued a ruling describing how the claims in the `934, `305 and `992 patents should be interpreted. The court requested additional briefing regarding one of the claim terms in the `992 patent and Affymetrix has sought reconsideration of the court's construction of two additional claim terms in the `992 patent. The court has not yet issued any rulings based on the additional briefs.

     Following issuance of the court's claim construction ruling, we filed a motion for partial summary judgement that our cDNA arrays do not infringe any claim of the `934 patent or claims 1 and 3 through 13 of the `305 patent. On May 2, 2001, the court granted summary judgement ruling that our accused cDNA arrays do not infringe any claim of the `934 patent claims or claims 1 and 3 through 13 of the `305 patent.

     In April 1999, the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office declared interferences between pending patent applications licensed exclusively to us and the Affymetrix `305 and `992 patents. The Board of Patent Appeals and Interferences invokes an interference proceeding when more than one patent applicant claims the same invention. During the proceeding, the Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. In September 1999, the Board of Patent Appeals and Interferences determined that we had not met our prima facie case, and ruled that the patents licensed by us from Stanford University were not entitled to priority over corresponding claims in the two Affymetrix patents. We are seeking de novo review of the Board's decisions in the United States District Court for the Northern District of California.

     In August 2000, we filed a lawsuit against Affymetrix in federal court alleging infringement of U.S. patent numbers 5,716,785 and 5,891,636. The patents relate to technologies used in the amplification of RNA and the generation of gene expression information. Affymetrix has filed counterclaims in this lawsuit that allege, among other things, that we infringe U.S. patent number 6,040,193 and U.S. patent number 5,871,928. These counterclaims allege that we infringe these patents by making, using, offering to sell and/or selling within the United States the inventions claimed in the patents, including, in the case of the `193 patent, methods for forming microarrays and, in the case of the `928 patent, methods for analyzing nucleic acids. The counterclaims also allege that we engaged in acts of unfair competition under California statutory and common law. Affymetrix seeks a permanent injunction enjoining us from further infringement of the `193 patent and `928 patent and, in addition, seeks damages, costs and attorneys' fees and interest. Affymetrix further requests triple damages from the infringement claims based on its allegation of willful infringement by us.

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

Security risks in electronic commerce or unfavorable internet regulations may deter future use of our products and services, which could result in a loss of revenues

     We offer several products through our website on the Internet and may offer additional products in the future. Our ability to provide secure transmissions of confidential information over the Internet may limit online use of our products and services by our database collaborators as we may be limited by our inability to provide secure transmissions of confidential information over the Internet. Advances in computer capabilities and new discoveries in the field of cryptography may compromise the security measures we use to protect our website, access to our databases, and transmissions to and from our website. If our security measures are breached, our proprietary information or confidential information about our collaborators could be misappropriated. Also, a security breach could result in interruptions in our operations. The security measures we adopt may not be sufficient to prevent breaches, and we may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, if the security of our website, or the website of another company, is breached, our collaborators may no longer use the Internet when the transmission of confidential information is involved. For example, recent attacks by computer hackers on major e-commerce websites and other Internet service providers have heightened concerns regarding the security and reliability of the Internet.

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

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests

     .    As of March 31, 2001, we had:

     .    total consolidated debt of approximately $179.6 million,

     .    stockholders' equity of approximately $610.1 million, and

     . a deficiency of earnings available to cover fixed charges of $10.3 million for the three months ended March 31, 2001.

    A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our convertible subordinated notes due 2007 that we sold in February 2000. At March 31, 2001, notes with a face value of $177 million were outstanding. The following table shows, as of March 31, 2001, the aggregate amount of our interest payments due in each of the next five years listed:

                                                             Aggregate
       Year                                                   Interest
       ----                                                   --------
       2001...........................................       $9,735,000
       2002...........................................        9,735,000
       2003...........................................        9,735,000
       2004...........................................        9,735,000
       2005...........................................        9,735,000

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

PART I:  FINANCIAL INFORMATION
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities. The Company's investment policy calls for investment in short term, low risk instruments. As of March 31, 2001, investments in marketable securities were $556.0 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2001, the decline in the fair value of the portfolio would not be material.

     The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments and long-term investments, entered into to further its business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical / biotechnology industry sector, and are primarily in companies with which the Company has research and development, licensing or other collaborative agreements. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of March 31, 2001, long-term investments were $47.6 million.

     The Company is exposed to foreign exchange rate fluctuations as the financial results of its foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact the Company's financial position or results of operations. All of the Company's revenues are denominated in U.S. dollars. The Company does not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of March 31, 2001, the impact to the Company's financial position or results of operations would not be material.

PART II: OTHER INFORMATION

Item 1   Legal Proceedings

     In January 1998, Affymetrix Inc, ("Affymetrix") filed a lawsuit in the United States District Court for the District of Delaware, which was subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging infringement of U.S. patent number 5,445,934 by the Company. The complaint alleges that the Company infringed the '934 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the '934 patent and, in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on its allegation of willful infringement by the Company.

     In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, which was subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging the Company infringed U.S. patent number 5,800,992 and U.S. patent number 5,744,305. The complaint alleges that the Company infringed the '305 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays. It also alleges that the Company infringed the '992 patent by using their GEM microarray technology to conduct gene expression monitoring and other applications using two-color labeling, and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the '305 and '992 patents, and in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on the allegation of willful infringement. The court held a pretrial hearing in November 2000 to determine how to construe the patent claims that will be litigated in trial. In January 2001, the court issued a ruling describing how the claims in the '934, '305 and '992 patents should be interpreted. The court requested additional briefing regarding one of the claim terms in the '992 patent and Affymetrix has sought reconsideration of the court's construction of two additional claim terms in the '992 patent. The court has not yet issued any rulings based on the additional briefs.

     Following issuance of the court's claim construction ruling, we filed a motion for partial summary judgement that our cDNA arrays do not infringe any claim of the '934 patent or claims 1 and 3 through 13 of the '305 patent. On May 2, 2001, the court granted summary judgement ruling that our accused cDNA arrays do not infringe any claim of the '934 patent claims or claims 1 and 3 through 13 of the '305 patent.

     In April 1999, the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office declared interferences between pending patent applications licensed exclusively to the Company and the Affymetrix '305 and '992 patents. The Board of Patent Appeals and Interferences invokes an interference proceeding when more than one patent applicant claims the same invention. During the proceeding, the Board of Patent Appeals and Interferences evaluates all relevant facts, including those bearing on first to invent, validity, enablement and scope of claims, and then makes a determination as to who, if anyone, is entitled to the patent on the disputed invention. In September 1999, the Board of Patent Appeals and Interferences determined that the Company had not met its prima facie case, and ruled that the patents licensed by the Company from Stanford University were not entitled to priority over corresponding claims in the two Affymetrix patents. The Company is seeking de novo review of the Board's decisions in the United States District Court for the Northern District of California.

     In August 2000, the Company filed a lawsuit against Affymetrix in federal court alleging infringement of U.S. patent numbers 5,716,785 and 5,891,636. The patents relate to technologies used in the amplification of RNA and the generation of gene expression information. Affymetrix has filed counterclaims in this lawsuit that allege, among other things, that the Company infringe U.S. patent number 6,040,193 and U.S. patent number 5,871,928. These counterclaims allege that the Company infringe these patents by making, using, offering to sell and/or selling within the United States the inventions claimed in the patents, including, in the case of the '193 patent, methods for forming microarrays and, in the case of the '928 patent, methods for analyzing nucleic acids. The counterclaims also allege that the Company engaged in acts of unfair competition under California statutory and common law. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the '193 patent and '928 patent and, in addition, seeks damages, costs and attorneys' fees and interest. Affymetrix further requests triple damages from the infringement claims based on its allegation of willful infringement by the Company.

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

Item 3    Defaults Upon Senior Securities
          None

Item 4    Submission of Matters to a Vote of Security Holders
          None

Item 5    Other Information
          None

Item 6    Exhibits and Reports on Form 8-K.

          a)   Exhibits
               See Exhibit Index on Page 36, which is hereby incorporated by reference herein.

          b)   Reports on Form 8-K

               The Company filed 3 reports on Form 8-K during the fiscal quarter covered by this report, as follows:

               (i) Current Report on Form 8-K, filed on January 10, 2001, reporting under Item 2, the completion of the acquisition of Proteome, Inc. effective December 28, 2000, as amended by Form 8-K/A filed on February 5, 2001 to file under Item 7 of Form 8-K certain financial statements and information required thereunder.

               (ii) Current Report on Form 8-K, filed on February 13, 2001, reporting under Item 5 the Company's financial results for the quarter and year ended December 31, 2000.

               (iii) Current Report on Form 8-K, filed on February 23, 2001, reporting under Item 5 the Company's updated description of its risk factors.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           INCYTE GENOMICS, INC.



Date:  May 14, 2001                            By:  /s/ Roy A. Whitfield
                                                    ----------------------------
                                                    Roy A. Whitfield
                                                    Chief Executive Officer


Date:  May 14, 2001                            By:  /s/ John M. Vuko
                                                    ----------------------------
                                                    John M. Vuko
                                                    Chief Financial Officer

                             INCYTE GENOMICS, INC.

                                 EXHIBIT INDEX

Exhibit
Number                                                  Description of Document
------                                                  -----------------------
   3(ii)     Bylaws of the Company, as amended

   10.1      1991 Stock Plan of Incyte Genomics, Inc. as amended and restated

   10.4      Amended and Restated 1993 Directors' Stock Option Plan Of Incyte Genomics, Inc.

   10.15     1997 Employee Stock Purchase Plan of Incyte Genomics, Inc., as amended and restated