Form 10-Q
period 2001-06-30
INCYTE GENOMICS INC
filed 2001-08-14
CIK 879169

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      or


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

[X]  Yes  [_]  No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 66,328,478 as of June 30, 2001.

                             INCYTE GENOMICS, INC.

                                     INDEX

PART I: FINANCIAL INFORMATION                                                                  Page
-----------------------------                                                                  ----
Item 1  Financial Statements - Unaudited

        Condensed Consolidated Balance Sheets..................................................   3

        Condensed Consolidated Statements of Operations........................................   4

        Condensed Consolidated Statements of Comprehensive Income (Loss).......................   5

        Condensed Consolidated Statements of Cash Flows........................................   6

        Notes to Condensed Consolidated Financial Statements...................................   7

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations..  13

Item 3  Quantitative and Qualitative Disclosures about Market Risk.............................  30

PART II: OTHER INFORMATION
--------------------------

Item 1  Legal Proceedings......................................................................  31

Item 2  Changes in Securities..................................................................  33

Item 3  Defaults Upon Senior Securities........................................................  33

Item 4  Submission of Matters to a Vote of Security Holders....................................  33

Item 5  Other Information......................................................................  33

Item 6  Exhibits and Reports on Form 8-K.......................................................  34

        Signatures.............................................................................  35

        Exhibit Index..........................................................................  36

PART I:  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                             Incyte Genomics, Inc.
                     Condensed Consolidated Balance Sheets
                                (in thousands)
                                  (unaudited)

                                                                        June 30,                December 31,
                                                                          2001                     2000*
                                                                     ----------------          ---------------
ASSETS
Current assets:
      Cash and cash equivalents                                      $         64,395          $       110,155
      Marketable securities - available-for-sale                              475,006                  472,025
      Accounts receivable, net                                                 31,581                   35,022
      Prepaid expenses and other current assets                                21,488                   30,693
                                                                     ----------------          ---------------
            Total current assets                                              592,470                  647,895

Property and equipment, net                                                    92,163                   98,948
Long-term investments                                                          66,425                   40,003
Goodwill and other intangible assets, net                                      76,961                   82,944
Deposits and other assets                                                      24,049                   17,030
                                                                     ----------------          ---------------
            Total assets                                             $        852,068          $       886,820
                                                                     ================          ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                               $          8,428          $        17,497
      Accrued compensation                                                     16,544                   13,023
      Accrued and other current liabilities                                    23,598                   23,036
      Deferred revenue                                                         19,737                   22,756
                                                                     ----------------          ---------------
            Total current liabilities                                          68,307                   76,312

Convertible subordinated notes                                                179,469                  187,814
                                                                     ----------------          ---------------
            Total liabilities                                                 247,776                  264,126
                                                                     ----------------          ---------------

Stockholders' equity:
      Common stock                                                                 66                       66
      Additional paid-in capital                                              695,918                  689,392
      Deferred compensation                                                    (2,026)                  (2,773)
      Accumulated other comprehensive income                                   15,441                   20,913
      Accumulated deficit                                                    (105,107)                 (84,904)
                                                                     ----------------          ---------------
            Total stockholders' equity                                        604,292                  622,694
                                                                     ----------------          ---------------
            Total liabilities and stockholders' equity               $        852,068          $       886,820
                                                                     ================          ===============

* The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.


                            See accompanying notes

                             INCYTE GENOMICS, INC.
                Condensed Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                           Three Months Ended                           Six Months Ended
                                                                 June 30,                                    June 30,
                                                     ----------------------------------        -----------------------------------
                                                         2001                2000                   2001                2000
                                                     --------------      --------------        ---------------      --------------
Revenues                                                  $  56,051            $ 46,015              $ 107,172           $  86,769

Costs and expenses:
     Research and development                                55,155              45,407                111,114              86,741
     Selling, general and administrative                     18,591              15,000                 35,152              29,821
                                                     --------------      --------------        ---------------      --------------
Total costs and expenses                                     73,746              60,407                146,266             116,562
                                                     --------------      --------------        ---------------      --------------

Loss from operations                                        (17,695)            (14,392)               (39,094)            (29,793)

Interest and other income, net                                8,723              10,813                 18,637              21,217
Interest expense                                             (2,535)             (3,011)                (5,145)             (4,908)
Gain on derivative financial instruments                      1,841                   -                  1,214                   -
Loss From joint venture                                           -                   -                      -              (1,283)
                                                     --------------      --------------        ---------------      --------------
Loss before income taxes, extraordinary item
     and accounting change                                   (9,666)             (6,590)               (24,388)            (14,767)

Provision for income taxes                                      225                   -                    480                   -
                                                     --------------      --------------        ---------------      --------------
Loss before extraordinary item and accounting change         (9,891)             (6,590)               (24,868)            (14,767)

Extraordinary gain, net of taxes                                  -                   -                  2,386                   -
Cumulative effect of accounting change                            -                   -                  2,279                   -
                                                     --------------      --------------        ---------------      --------------
Net loss                                                  $  (9,891)           $ (6,590)             $ (20,203)          $ (14,767)
                                                     ==============      ==============        ===============      ==============
Per share data:
       Loss before extraordinary item and accounting
            change                                        $   (0.15)           $  (0.10)             $   (0.38)          $   (0.24)
       Extraordinary gain, net of taxes                           -                   -              $    0.04                   -
       Cumulative effect of accounting change                     -                   -              $    0.03                   -
                                                     --------------      --------------        ---------------      --------------
       Basic and diluted net loss per share               $   (0.15)           $  (0.10)             $   (0.31)          $   (0.24)
                                                     ==============      ==============        ===============      ==============
 Shares used in computing
   basic and diluted net loss per share                      66,076              63,798                 65,911              62,206
                                                     ==============      ==============        ===============      ==============


                            See accompanying notes

                             INCYTE GENOMICS, INC.
       Condensed Consolidated Statements Of Comprehensive Income (Loss)
                                (in thousands)
                                  (unaudited)

                                                 Three Months Ended                           Six Months Ended
                                                     June 30,                                    June 30,
                                         ----------------------------------        -----------------------------------
                                              2001                2000                   2001                2000
                                         --------------      --------------        ---------------      --------------
Net loss                                       $  (9,891)           $ (6,590)            $ (20,203)          $ (14,767)

Other comprehensive income (loss),
   net of taxes:
     Unrealized gains (losses) on                 (1,940)                822                (5,459)             23,652
         marketable securities
     Foreign currency translation                    (25)               (119)                  (13)               (117)
         adjustments
                                         ---------------      --------------        --------------      --------------
Other comprehensive income (loss)                 (1,965)                703                (5,472)             23,535
                                         ---------------      --------------        --------------      --------------
Comprehensive income (loss)                    $ (11,856)           $ (5,887)            $ (25,675)          $   8,768
                                         ===============      ==============        ==============      ==============



                            See accompanying notes

                             Incyte Genomics, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                         ------------------      --------------------
                                                                                2001                     2000
                                                                         ------------------      --------------------
Cash flows from operating activities:
     Net loss                                                                    $ (20,203)                $ (14,767)
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
         Depreciation and amortization                                              25,195                    16,529
         Extraordinary item, debt extinguishment                                    (2,386)                        -
         Cumulative effect of accounting change                                     (2,279)                        -
         Gain on derivative financial instruments, net                              (1,214)                        -
         Gain on sale of long-term investments                                      (2,184)                   (5,417)
         Impairment of long-term investments                                         3,765                         -
         Debt instruments and equity received in exchange for goods or
          services provided                                                         (8,100)                   (6,615)
         Losses from joint venture                                                       -                     1,283
         Changes in certain assets and liabilities:
              Accounts receivable                                                    3,441                    11,876
              Prepaid expenses and other assets                                       (950)                   (2,138)
              Accounts payable                                                      (9,069)                    7,046
              Accrued and other current liabilities                                  4,222                     8,190
              Deferred revenue                                                      (3,019)                    4,925
                                                                        ------------------      --------------------
Net cash provided by (used in) operating activities                                (12,781)                   20,912
                                                                        ------------------      --------------------

Cash flows from investing activities:
     Purchase of long-term investments                                             (28,019)                     (250)
     Proceeds from the sale of long-term investments                                 3,482                     7,917
     Capital expenditures                                                           (8,999)                  (33,488)
     Purchases of marketable securities                                           (581,159)                 (299,747)
     Sales and maturities of marketable securities                                 580,846                    91,561
                                                                        ------------------      --------------------
Net cash used in investing activities                                              (33,849)                 (234,007)
                                                                        ------------------      --------------------

Cash flows from financing activities:
     Proceeds from exercise of employee stock options                                6,526                    24,407
     Proceeds from issuance of common stock                                              -                   398,290
     Proceeds from the issuance of Convertible Subordinated Notes, net                   -                   196,800

     Repurchase of Convertible Subordinated Notes                                   (5,643)                        -
     Repayment of receivable from stockholder                                            -                        20
     Principal payments on capital lease obligations and note payable                    -                      (411)
                                                                        ------------------      --------------------
Net cash provided by financing activities                                              883                   619,106
                                                                        ------------------      --------------------

Effect of exchange rate on cash and cash equivalents                                   (13)                     (118)
                                                                        ------------------      --------------------

Net increase (decrease) in cash and cash equivalents                               (45,760)                  405,893
Cash and cash equivalents at beginning of period                                   110,155                    32,220
                                                                        ------------------      --------------------
Cash and cash equivalents at end of period                                       $  64,395                 $ 438,113
                                                                        ==================      ====================

                            See accompanying notes

                             INCYTE GENOMICS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)

1.   Organization and business

          Incyte Genomics, Inc. (the "Company") was incorporated in Delaware in April 1991 under the name Incyte Pharmaceuticals, Inc. In June 2000, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name to Incyte Genomics, Inc. The Company designs, develops, and markets genomic information including database products, microarray-based gene expression services, SNP discovery services, genomic reagents and related services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information used by pharmaceutical and biotechnology companies and academic researchers to understand disease and to discover and develop drugs and diagnostic products. The Company is also engaged in its own internal disease pathway and therapeutic drug discovery programs.

2.   Basis of presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2001, condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The balance sheet at December 31, 2000 has been derived from audited financial statements.

          Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain amounts reported in the previous year have been reclassified to conform to 2001 financial statement presentation.

          Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3.   Property and equipment

          Property and equipment consisted of:

                                                                  June 30,      December 31,
                                                                    2001            2000
                                                                 ----------     ------------
     Office equipment                                              $  5,470       $  5,308
     Laboratory equipment                                            33,267         32,286
     Computer equipment                                              99,101         93,136
     Leasehold improvements                                          50,598         48,924
                                                                 ----------     ------------
                                                                    188,436        179,654
     Less accumulated depreciation and amortization                 (96,273)       (80,706)
                                                                 ----------     ------------
                                                                   $ 92,163       $ 98,948
                                                                 ==========     ============

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

5.   Revenue recognition

          Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For database collaboration agreements, revenues are recognized evenly over the term of each agreement. Revenue is deferred for fees received before earned. Revenues from custom orders, such as reagents are recognized upon completion and delivery. Revenues from custom services are recognized upon completion. Revenue from gene expression microarray services includes: technology access fees, which are recognized ratably over the access term, and usage fees, which are recognized at the completion of key stages in the performance of the service in proportion to costs incurred. Revenues from licenses to the Company's intellectual property are recognized when earned under the terms of the related agreements. Generally, software revenue is allocated between license fees and maintenance fees, in accordance with SOP 97-2, with the license revenue being recognized upon installation, and maintenance fees recognized evenly over the maintenance term.

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

                                             Three Months Ended       Six Months Ended
                                                   June 30,               June 30,
                                             ------------------     --------------------
                                               2001      2000         2001       2000
                                             --------  --------     ---------  ---------
Numerator:
  Net loss                                    $(9,891)  $(6,590)     $(20,203)  $(14,767)
                                             ========  ========     =========  =========

Denominator:
  Denominator for basic net loss
     Per share - weighted-average shares       66,076    63,798        65,911     62,206
                                             ========  ========     =========  =========

Basic and diluted net loss per share          $ (0.15)  $ (0.10)     $  (0.31)  $  (0.24)
                                             ========  ========     =========  =========

          Options to purchase 8,115,142 and 8,395,320 shares of common stock were outstanding at June 30, 2001 and 2000, respectively, and notes convertible into 2,625,353 shares of common stock were outstanding at June 30, 2001, but were not included in the computation of diluted net loss per share, as their effect was antidilutive.

7.   Business Combinations

          In December 2000, the Company completed the acquisition of Proteome, Inc., a privately held proteomics information company based in Beverly, Massachusetts. The Company issued 1,248,522 shares of its common stock and $37.7 million in cash in exchange for all of Proteome's outstanding capital stock. In addition, the Company assumed Proteome's stock options, which if fully vested and exercised, would amount to 216,953 shares of its common stock. The transaction was accounted for as a purchase. The amount of the purchase price in excess of the net tangible assets acquired of $70.8 million, was allocated to goodwill ($50.3 million); database ($16.6 million); tradename ($1.7 million); Proteome's assembled work force ($1.6 million); and developed technology ($0.6 million), each of which is being amortized over 8, 8, 3, 3 and 5 years, respectively.

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

          The table below presents the pro forma results of operations and earnings per share for Proteome and the Company for the three and six months ended June 30, 2000 assuming that the transaction was completed on January 1, 2000 (in thousands except per share data).

                                                                 Three Months     Six Months
                                                                     Ended           Ended
     Pro forma revenues                                             $ 46,815        $ 88,235
                                                                  ==========      ==========
     Pro forma net loss                                             $(10,633)       $(22,078)
                                                                  ==========      ==========
     Pro forma basic and diluted net loss per share                 $ ( 0.16)       $ ( 0.35)
                                                                  ==========      ==========
     Pro forma shares for basic and diluted net loss per share        65,047          63,455
                                                                  ==========      ==========

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

     diaDexus purchased $0.1 million of contract sequencing, microarray and software services from the Company in the three and six months ended June 30, 2001, and $0.7 million and $1.3 million in the corresponding periods in 2000.

9.  Segment reporting

     The Company's operations are treated as one operating segment, in accordance with SFAS 131, the design, development, and marketing of genomic information-based tools, as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. For the three and six months ended June 30, 2001, the Company recorded revenue from customers throughout the United States and in Asia, Austria, Belgium, Canada, France, Germany, Israel, Netherlands, Switzerland, and the United Kingdom. Export revenue for the three and six months ended June 30, 2001 were $13,516,000 and $22,045,000, respectively and $11,594,000 and $23,438,000 for the three and six months ended June 30, 2000, respectively.

10. New pronouncements

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS Nos. 137 and
138. The Company adopted SFAS 133 in the first quarter of 2001. SFAS 133 established standards for accounting and reporting derivative instruments and hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. The Company adopted SFAS 133 on January 1, 2001 and recorded a $2.3 million gain, net of income tax expense, relating to the valuation of warrants held in other companies, which is recorded in the consolidated statements of operations as a cumulative effect of accounting change. The Company also recorded a loss of approximately $0.6 million related to the decrease during the first quarter in value of the same instruments subject to SFAS 133, and a gain of $1.8 million related to the increase in value of the same instruments in the second quarter of 2001.

     In July 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and will adopt these statements during the first quarter of fiscal 2002.

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

     In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, which was subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging the Company infringed U.S. patent number 5,800,992 and U.S. patent number 5,744,305. The complaint alleges that the Company infringed the '305 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays. It also alleges that the Company infringed the '992 patent by using its GEM microarray technology to conduct gene expression monitoring and other applications using two-color labeling, and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the `305 and `992 patents, and in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on the allegation of willful infringement. In January, May and June 2001, the court issued a ruling describing how the claims in the '934, '305 and '992 patents should be interpreted.

     Following issuance of the Court's January 2001 claim construction ruling, Incyte filed a motion for partial summary judgment that the Company's cDNA arrays do not infringe any claim of the `934 patent or claims 1 and 3 through 13 of the `305 patent. On May 2, 2001, the court granted summary judgement ruling that the Company's accused cDNA arrays do not infringe any claim of the `934 patent claims or claims 1 and 3 through 13 of the `305 patent. On May 8, 2001 the Court concluded that the term "substantially complementary" as used in the `992 patent was indefinite and that claims in the `992 patent that use the term are therefore invalid.

     On July 23, 2001, the Company filed the following five partial summary judgment motions: (i) for invalidity of Claims 4 and 5 of the `992 patent for lack of written description and for indefiniteness; (ii) for invalidity of the `305 patent for lack of written description; (iii) for invalidity of claims 1-3 of the `992 patent for indefiniteness; (iv) for non-infringement of the `305 patent; and (v) for non-infringement of the `934 patent. Affymetrix also filed motions for summary judgment as follows: for literal infringement by the Company of claim 15 of the `305 patent; for judgment that claims 4 and 5 of the `992 patent are not invalid for lack of written description; for literal infringement by the Company of claims 4 and 5 of the `992 patent; and for dismissal of the Company's counterclaims against Affymetrix. All of these motions are scheduled for hearing on August 27, 2001.

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

     The Company believes it has meritorious defenses and intends to vigorously defend the suits and counterclaims brought by Affymetrix. However, the Company's defenses may be unsuccessful. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from these suits and counterclaims due to uncertainty regarding the ultimate outcome. Regardless of the outcome, the Affymetrix litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of the Company's management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all. This litigation may also affect potential customers' willingness to use the Company's microarray services and gene expression databases, which could adversely affect the Company's revenue.

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

     In May 2001, the Company entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. ("Iconix"). Jon S. Saxe, member of the Board of Directors of the Company, is Chairman of the Board of Iconix. Under the agreement, Iconix obtained an exclusive license to the Company's LifeExpress Lead database, access to LifeSeq and ZooSeq databases, licenses to certain of the Company's intellectual property and use of the Company's LifeArray expression array technology. Amounts Iconix will pay the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third party customers. The Company will become the exclusive distributor for the database product to be developed by Iconix. At the same time, the Company entered into an agreement to purchase shares of Series E Preferred Stock of Iconix for an aggregate purchase price of $10.0 million. Under certain circumstances, the Company has agreed to purchase in a future offering of Iconix's capital stock up to an aggregate of $5.0 million of the shares being sold in that offering.

PART I:  FINANCIAL INFORMATION

ITEM 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     When used in this Report, the words "expects," "anticipates," "estimates," "plans," "believes," "intends," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our expected net losses, expected expenditure levels and rate of growth of expenditures, expected cash flows, the adequacy of capital resources, growth in operations, expected revenues and sources of revenues, the ability to commercialize products developed under collaborations and alliances, our ability to complete the sequence of full-length genes in areas of therapeutic interest and obtain patents on these potential drug targets, our ability to integrate companies, operations and their products that we have acquired or will acquire, the scheduling and timing of current and future litigation, our investments in our intellectual property portfolio, our strategic equity investments in other companies, our strategy with regard to protecting our proprietary technology, our investments in, and the success of, our drug target identification and validation efforts, our investment in new products and services, the success of our custom genomic products and services, our ability to compete and respond to rapid technological change, our competitive advantage as to the annotation of the human proteome, the effect of government regulation, our compliance with applicable environmental laws and regulations, the adequacy of our current facilities and our ability to locate additional facilities at reasonable rates, our exposure to foreign currency rate fluctuations, products and services under development, and the performance, content and utility of our products and services. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent to which the pharmaceutical and biotechnology industries use genomic information in research and development, risks relating to development of new products and services and their use by our potential customers and collaborators, our ability to develop and commercialize products to improve human health, our ability to work with our collaborators to meet the goals of our collaborators and alliances, our ability to retain and obtain customers, the cost of accessing or acquiring technologies or intellectual property, the effectiveness of our sequencing efforts, the effectiveness of our target validation and drug discovery efforts, impairment of the value of the securities underlying equity investments that we hold, the impact of alternative technological advances and competition, changes to our business plan, changes in customer demand for our products, our success in negotiating future licensing transactions, the development of new partnering and collaborative relationships, uncertainties associated with changes in patent laws and developments in and expenses related to litigation and interference proceedings; and the matters discussed in "Factors that May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Overview

     Incyte Genomics, Inc. ("Incyte" or the "Company") designs, develops and markets genomic information-based products and services. These products and services include database products, microarray-based gene expression services and SNP discovery services, genomic reagents, and related services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based products and services used by pharmaceutical and biotechnology companies and academic researchers to understand disease and to discover and develop drugs and diagnostic products. The Company is also engaged in its own internal disease pathway and therapeutic drug discovery programs.

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

     In 2001, the Company has made and intends to continue to make significant investments focused on the further development of its intellectual property portfolio and its internal disease pathway and therapeutic drug discovery programs. Depending on the investment required and the timing of such investments, expenses or losses related to these investments could adversely affect operating results. In addition to its investments in these areas, the Company is continuing to invest in its identification and characterization of full length genes, SNP discovery, proteomics and protein annotation, increasing content in the database products, and bioinformatics in 2001. As a result, the Company expects to report a net loss at least through 2001. If the costs of these new and existing programs are greater than anticipated, or if these programs take longer to complete, or if losses are incurred from strategic investments, the Company may incur losses in future periods as well.

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

Results of Operations

     Net loss and diluted net loss per share were $9.9 million and $20.2 million and $0.15 and $0.31 per share for the three and six months ended June 30, 2001, respectively, as compared to $6.6 million and $14.8 million and $0.10 and $0.24 per share in the corresponding periods in 2000. Loss before extraordinary item and cumulative effect of accounting change for the three and six months ended June 30, 2001 was $9.9 million and $24.9 million, or $0.15 and $0.38 per diluted share, respectively. Basic and diluted net loss per share for the three and six months ended June 30, 2001 was impacted by the issuance of 1,248,522 shares of common stock in the Proteome acquisition. Diluted net loss per share for the three and six months ended June 30, 2001 and 2000 was impacted by a private equity offering of 4,000,000 shares of common stock in February 2000.

     Revenues for the three and six months ended June 30, 2001 increased to $56.1 million and $107.2 million, respectively, compared to $46.0 million and $86.8 million for the corresponding periods in 2000. Revenues resulted primarily from database access fees, royalty and license fees, microarray-based gene expression services, genomic screening products and services, fees for contract sequencing, and fees from partnering programs. The increase in revenues was primarily attributable to the focus of our sales, marketing and business development efforts to expand our customer base and leverage our intellectual property portfolio, revenues from partner programs, as well as increased revenues from custom genomics products and services.

     Total costs and expenses for the three and six months ended June 30, 2001 increased to $73.7 million and $146.3 million, respectively, compared to $60.4 million and $116.6 million for the corresponding periods in 2000. Total costs and expenses are expected to increase in the foreseeable future due to our continuing investment in new products and services, including internal disease pathway and therapeutic drug discovery programs, and additional costs associated with Proteome operations.

     Research and development expenses for the three and six months ended June 30, 2001 increased to $55.2 million and $111.1 million, respectively, compared to $45.4 million and $86.7 million for the corresponding periods in 2000. The increase in research and development expenses resulted primarily from an increase in bioinformatics and software development efforts, SNP discovery efforts, licensing royalties, goodwill amortization related to the Proteome acquisition, and an increase in internal disease pathway and therapeutic drug discovery programs. The Company expects research and development spending to increase as the Company continues to pursue the development of new database products and services, including Proteome's proteomic database, and as the Company expands its internal disease pathway and therapeutic drug discovery programs.

     Selling, general and administrative expenses for the three and six months ended June 30, 2001 increased to $18.6 million and $35.2 million, respectively, compared to $15.0 million and $29.8 million for the corresponding periods in 2000. The increase in selling, general and administrative expenses resulted primarily from the growth in the Company's sales and marketing function and increased personnel to support the growing complexity of the Company's operations. The Company's selling, general and administrative expenses were also impacted by legal expenses related to the Company's patent infringement lawsuits with Affymetrix and GeneLogic of approximately $4.8 million and $6.7 million in the three and six months ended June 30, 2001, respectively, and $1.5 million and $2.9 million in the corresponding periods in 2000. The Company expects that total selling, general and administrative expenses will continue to increase due to the expenses to support the growing complexity of the Company's operations and legal expenses associated with our defense of the Affymetrix patent infringement lawsuits.

     Interest and other income, net for the three and six months ended June 30, 2001 decreased to $8.7 million and $18.6 million, respectively, from $10.8 million and $21.2 million for the corresponding periods in 2000. The decrease for the three months ended June 30, 2001 resulted from a lower average level of interest bearing investments, combined with a $3.8 million impairment charge partially offset by a $1.9 million gain from investment activity. For the six months ended June 30, 2001, the decrease resulted from the $3.8 million impairment charge taken in 2001 and a $5.4 million gain in 2000 compared to $2.2 million in 2001 from investment activity, partially offset by a higher average level of interest bearing investments. The activity on discrete investments within the portfolio, in any given quarter, may result in gains or losses on sales or impairment charges.

     Interest expense for the three months ended June 30, 2001 decreased to $2.5 million from $3.0 million for the corresponding period in 2000, and for the six months ended June 30, 2001 increased slightly to $5.1 million from $4.9 million for the corresponding period in 2000. The decrease for the three months ended June 30, 2001 as compared to the corresponding period in 2000 is due to a reduction of the interest expense associated with the Company's convertible subordinated notes issued in February 2000, as the face value of the notes outstanding at June 30, 2001 was $177 million compared to $200 million at June 30, 2000. The increase in interest expense for the six months ended June 30, 2001 results from a full six months of interest expense on the convertible subordinated notes in 2001 as compared with interest expense for five months in 2000.

     Gain on derivative financial instruments for the three and six months ended June 30, 2001 of $1.8 million and $1.2 million, respectively, represents the change in fair value of certain long-term investments, specifically warrants held in other companies, in accordance with SFAS 133.

     Loss from joint venture represents the Company's share of diaDexus' losses from operations. The Company incurred no losses from joint venture for the three and six months ended June 30, 2001 and the three months ended June 30, 2000. The Company incurred $1.3 million in losses from joint venture for the six months ended June 30, 2000. Beginning on April 4, 2000, the Company accounted for its investment in diaDexus under the cost method of accounting as it no longer had significant influence over diaDexus and therefore did not reflect any portion of diaDexus' results of operations in the Company's statement of operations in the three and six months ended June 30, 2001.

     Provision for income taxes for the three and six months ended June 30, 2001 of $0.2 million and $0.5 million, respectively, primarily relate to foreign withholding taxes. The Company had no such taxes in the corresponding period in 2000.

     Extraordinary gain, net of taxes, for the six months ended June 30, 2001 resulted from the

Company's repurchase of $8.0 million face value of its 5.5% convertible subordinated notes on the open market in the first quarter of 2001. The repurchases resulted in a gain of $2.4 million, net of taxes.

     The cumulative effect of an accounting change for the six months ended June 30, 2001 resulted from the adoption of SFAS 133 in the first quarter of 2001. The Company recorded the fair value of its warrants in certain long-term strategic investments at January 1, 2001, resulting in a gain of $2.3 million.

Liquidity and Capital Resources

     As of June 30, 2001, the Company had $539.4 million in cash, cash equivalents and marketable securities, compared to $582.2 million as of December 31, 2000. The Company has classified all of its marketable securities as short-term, as the Company may choose not to hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

     Net cash used in operating activities was $12.8 million for the six months ended June 30, 2001, as compared to net cash provided by operating activities of $20.9 million for the six months ended June 30, 2000. The decrease was primarily due to the decrease in accounts payable and deferred revenue in 2001 and lower increase in accrued liabilities in 2001 as compared to 2000. These changes were partially offset by the lower increase in prepaid expenses in 2001 as compared to 2000. Net cash generated by operating activities may fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators.

     In February 2000, in a private placement, the Company issued $200.0 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. The Company may redeem the notes at any time before February 7, 2003, only if the Company's stock exceeds 150% of the conversion price for 20 trading days in a period of 30 consecutive trading days. On or after February 7, 2003 the Company may redeem the notes at specific prices. Holders may require the Company to repurchase the notes upon a change in control, as defined. As of June 30, 2001, the Company had repurchased $23.0 million face value of the notes on the open market.

     In February 2000, in a private placement, the Company issued 4,000,000 shares of its common stock at a price of $105.50 per share, resulting in net proceeds of $403.4 million.

     The Company's investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and net purchases of long-term investments. Capital expenditures for the six months ended June 30, 2001 were $9.0 million as compared to $33.5 million in the same period in 2000, primarily due to the timing of capital purchases. Purchases of long-term investments in companies with which the Company has research and development agreements were $28.0 million for the six months ended June 30, 2001. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, capital expenditures and maturity/sales and purchases of marketable securities.

     Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2001 as compared to $619.1 million for the six months ended June 31, 2000. The Company repurchased $8.0 million face value of its 5.5% convertible subordinated notes on the open market for $5.6 million in 2001. The 2000 activity included the issuance of common stock in a private equity offering resulting in net proceeds of $403.4 million, the net proceeds from the issuance of 5.5% Convertible Subordinated Notes of $196.8 million, and the proceeds from the exercise of employee stock options of $24.4 million.

     The Company expects to use net cash in 2001 as it: invests in its internal disease pathway and therapeutic drug discovery programs, intellectual property portfolio, sequencing, and bioinformatics; invests in data-processing-related computer hardware to support its existing and new database products and to enable the on-line delivery of those products; continues to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; makes strategic investments; and continues to make improvements in existing facilities.

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


                        FACTORS THAT MAY AFFECT RESULTS

We have had only limited periods of profitability, we expect to incur losses in the future and we may not return to profitability

     We had net losses from inception in 1991 through 1996 and again incurred net losses in 1999 through the six months ended June 30, 2001. Because of those losses, we had an accumulated deficit of $105.1 million as of June 30, 2001. We intend to continue to spend significant amounts on new product and technology development, including therapeutic drug discovery and development programs, and to increase our investment in marketing, sales and customer service. The amounts we intend to spend on new product and technology development include spending for our efforts to determine the sequence of genes, or genomic sequencing, determine gene functions, develop database and software products such as our gene expression database, discover SNPs, expand research and development alliances, and develop electronic commerce products. As a result, we expect to incur losses in 2001. We may report net losses in future periods as well. We will not return to profitability unless we increase our revenues or reduce our expenses.

To generate significant revenues, we must obtain additional database collaborators and retain existing collaborators

     As of June 30, 2001, we had over 30 database agreements. If we are unable to enter into additional agreements, or if our current database collaborators choose not to renew their agreements upon expiration, we may not generate additional revenues or maintain our current revenues. Our database revenues are also affected by the extent to which existing collaborators expand their agreements with us to include our new database products and the extent to which existing collaborators reduce the number of products or services for which they subscribe, the impact of which will vary based upon our pricing of those products and services. Some of our database agreements require us to meet performance obligations, some or all of which we may not be successful in attaining. A database collaborator can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period.

Our longer-term strategy for profitability includes milestone payments and royalties from the sale of products developed under licenses to our gene-related intellectual property, but these licenses may not contribute to revenues for several years, and may never result in revenues

     Part of our strategy is to license to database collaborators and to some of our other customers our know-how and patent rights associated with the genetic information in our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical testing and regulatory approval before commercialization. Therefore, milestone or royalty payments from these collaborations may not contribute to revenues for several years, if at all.

We may not be able to maintain significant growth in revenue from our custom genomic products and services

     The market for custom genomic products and services, and notably custom sequencing and microarray products and services, has become highly competitive. Whether our custom genomic products and services will generate significant revenues depends on our ability to increase our customer base, increase sales to existing customers, and increase our production capacity in a timely manner and with consistent volumes and quality to meet the increased demand, as well as our ability to sell our custom genomic products and services profitably at competitive prices.

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

Our revenues could decline due to patent positions becoming publicly available, or due to our competitors publicly disclosing their discoveries

     Our competitors may discover and establish patent positions with respect to the genes in our databases. Our competitors and other entities who engage in discovering the location of genes within a DNA strand and may make the results of their sequencing efforts publicly available. Currently, academic institutions and other laboratories participating in the Human Genome Project make their gene sequence information available through a number of publicly available databases, including the GenBank database. Also, in 2001, Celera Genomics Group made available to the public basic human sequence data. The public availability of these discoveries or resulting patent positions covering substantial portions of the human genome could reduce the potential value of our databases to our collaborators. It could also impair our ability to realize royalties or other revenue from any commercialized products based on this genetic information.

We are involved in patent litigation, which if not resolved favorably could require us to pay damages and stop selling and using microarray products

     We are currently involved in patent litigation. If we lose this litigation we could be prevented from producing and using our microarray products, including uses of those products for purposes of providing gene expression database products and gene expression services. We could also be required to pay damages. In January 1998, Affymetrix filed a lawsuit in federal court alleging that we infringe U.S. patent number 5,445,934. The complaint alleges that we infringed the '934 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining us from further infringement of the '934 patent and, in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on its allegation of willful infringement by us.

     In September 1998, Affymetrix filed an additional lawsuit in Federal Court, alleging we infringed U.S. patent number 5,800,992 and U.S. patent number 5,744,305. The complaint alleges that we infringed the '305 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays. It also alleges that we infringed the '992 patent by using GEM(TM) microarray technology to conduct gene expression monitoring and other applications using two-color labeling, and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining us from further infringement of the '305 and '992 patents, and in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on the allegation of willful infringement. In January, May, and June 2001, the Court issued two claim construction rulings describing how the claims in the '934, '305 and '992 patents should be interpreted.

     Following issuance of the court's claim construction ruling, we filed a motion for partial summary judgement that our cDNA arrays do not infringe any claim of the '934 patent or claims 1 and 3 through 13 of the '305 patent. On May 2, 2001, the court granted summary judgement ruling that our accused cDNA arrays do not infringe any claim of the '934 patent claims or claims 1 and 3 through 13 of the '305 patent. On May 8, 2001, the Court concluded that the term "substantially complementary" as used in the '992 patent was indefinite and that claims in the '992 patent that use the term are therefore invalid.

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

     In August 2000, we filed a lawsuit against Affymetrix in federal court alleging infringement of U.S. patent numbers 5,716,785 and 5,891,636. The patents relate to technologies used in the amplification of RNA and the generation of gene expression information. Affymetrix has filed counterclaims in this lawsuit that allege, among other things, that we infringe U.S. patent number 6,040,193 and U.S. patent number 5,871,928. These counterclaims allege that we infringe these patents by making, using, offering to sell and/or selling within the United States the inventions claimed in the patents, including, in the case of the '193 patent, methods for forming microarrays and, in the case of the '928 patent, methods for analyzing nucleic acids. The counterclaims also allege that we engaged in acts of unfair competition under California statutory and common law. Affymetrix seeks a permanent injunction enjoining us from further infringement of the '193 patent and '928 patent and, in addition, seeks damages, costs and attorneys' fees and interest. Affymetrix further requests triple damages from the infringement claims based on its allegation of willful infringement by us.

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

If the inventions described in our patent applications on full-length or partial genes are found to be unpatentable, our issued patents are not enforced or our patent applications conflict with patent applications filed by others, our revenues may decline

     One of our strategies is to file patent applications on what we believe to be novel full-length and partial genes and SNPs obtained through our efforts to discover the order, or sequence, and functions, of genes. We have filed U.S. patent applications in which we claimed partial sequences of some genes. We have also applied for patents in the U.S. and other countries claiming full-length gene sequences. We hold a number of issued U.S. patents on full-length genes and one issued U.S. patent claiming multiple partial gene sequences. While the United States Patent and Trademark Office has issued patents covering full-length genes, partial gene sequences and SNPs, the Patent and Trademark Office may choose to interpret new guidelines for the issuance of patents in a more restrictive manner in the future, which could impact the issuance of our pending patent applications. We also do not know whether or how courts may enforce our issued patents, if that becomes necessary. If a court finds these types of inventions to be unpatentable, or interprets them narrowly, the value of our patent portfolio and possibly our revenues could be diminished.

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

Security risks in electronic commerce or unfavorable Internet regulations may deter future use of our products and services, which could result in a loss of revenues

     We offer several products through our website on the Internet and may offer additional products in the future. Our ability to provide secure transmissions of confidential information over the Internet may limit online use of our products and services by our database collaborators as we may be limited by our inability to provide secure transmissions of confidential information over the Internet. Advances in computer capabilities and new discoveries in the field of cryptography may compromise the security measures we use to protect our website, access to our databases, and transmissions to and from our website. If our security measures are breached, our proprietary information or confidential information about our collaborators could be misappropriated. Also, a security breach could result in interruptions in our operations. The security measures we adopt may not be sufficient to prevent breaches, and we may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, if the security of our website, or the website of another company, is breached, our collaborators may no longer use the Internet when the transmission of confidential information is involved. For example, attacks by computer hackers on major e-commerce websites and other Internet service providers have heightened concerns regarding the security and reliability of the Internet.

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

  . changes in economic conditions;

  . consolidation in the pharmaceutical and biotechnology industries;

  . changes in the regulatory environment, including governmental pricing controls, affecting health care and health care providers;

  . pricing pressures;

  . market-driven pressures on companies to consolidate and reduce costs;

  . development of internal genomics programs by current and potential pharmaceutical, biotechnology and academic customers; and

  . other factors affecting research and development spending.

In addition, increasing mergers and consolidation in the pharmaceutical and biotechnology industries will reduce the number of current and potential customers for us, which may also adversely affect our future revenues.

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

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests

    As of June 30, 2001, we had:

  . total consolidated debt of approximately $179.5 million,

  . stockholders' equity of approximately $604.3 million, and

  . a deficiency of earnings available to cover fixed charges of $20.2 million for the six months ended

    June 30, 2001.

    A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our convertible subordinated notes due 2007 that we sold in February 2000. At June 30, 2001, notes with a face value of $177 million were outstanding. The following table shows, as of June 30, 2001, the aggregate amount of our interest payments due in each of the next five years listed:

                                                                                           Aggregate
         Year                                                                              Interest
         ----                                                                             -----------
         2001..........................................................................    $9,735,000
         2002..........................................................................     9,735,000
         2003..........................................................................     9,735,000
         2004..........................................................................     9,735,000
         2005..........................................................................     9,735,000

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

PART I: FINANCIAL INFORMATION

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities. The Company's investment policy calls for investment in short term, low risk instruments. As of June 30, 2001, investments in marketable securities were $537.3 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2001, the decline in the fair value of the portfolio would not be material.

     The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments and long-term investments, entered into to further its business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical / biotechnology industry sector, and are primarily in companies with which the Company has research and development, licensing or other collaborative agreements. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of June 30, 2001, long-term investments were $66.4 million.

     The Company is exposed to foreign exchange rate fluctuations as the financial results of its foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact the Company's financial position or results of operations. All of the Company's revenues are denominated in U.S. dollars. The Company does not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of June 30, 2001, the impact to the Company's financial position or results of operations would not be material.

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

     In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, which was subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging the Company infringed U.S. patent number 5,800,992 and U.S. patent number 5,744,305. The complaint alleges that the Company infringed the `305 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays. It also alleges that the Company infringed the `992 patent by using their GEM microarray technology to conduct gene expression monitoring and other applications using two-color labeling, and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the `305 and `992 patents, and in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on the allegation of willful infringement. In January, May, and June 2001, the Court issued three claims construction rulings describing how the claims in the `934, `305 and `992 patents should be interpreted.

     Following issuance of the Court's January 2001 claim construction ruling, Incyte filed a motion for partial summary judgment that the Company's cDNA arrays do not infringe any claim of the `934 patent or claims 1 and 3 through 13 of the `305 patent. On May 2, 2001, the court granted summary judgement ruling that the Company's accused cDNA arrays do not infringe any claim of the `934 patent claims or claims 1 and 3 through 13 of the `305 patent. On May 8, 2001, the Court concluded that the term "substantially complementary" as used in the `992 patent was indefinite and that claims in the `992 patent that use the term are therefore invalid.

     On July 23, 2001, the Company filed the following five partial summary judgment motions: (i) for invalidity of Claims 4 and 5 of the `992 patent for lack of written description and for indefiniteness; (ii) for invalidity of the `305 patent for lack of written description; (iii) for invalidity of claims 1-3 of the `992 patent for indefiniteness; (iv) for non-infringement of the `305; patents and (v) for non-infringement of the `934 patent. Affymetrix also filed motions for summary judgment as follows: for literal infringement by the Company of claim 15 of the `305 patent; for judgment that claims 4 and 5 of the `992 patent are not invalid for lack of written description; for literal infringement by the Company of claims 4 and 5 of the `992 patent; and for dismissal of the Company's counterclaims against Affymetrix. All of these motions are scheduled for hearing on August 27, 2001.

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

        (c)  Not applicable

        (d)  Not applicable

Item 3  Defaults Upon Senior Securities
        None

Item 4  Submission of Matters to a Vote of Security Holders

        On June 5, 2001, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting:

        1.  The following Directors were elected:

                                              For             Withheld
                                          ------------      ------------

           Roy A. Whitfield                47,282,776        3,304,235
           Randal W. Scott                 50,245,430          341,581
           Barry M. Bloom                  50,242,283          344,728
           Jeffrey J. Collinson            50,247,903          339,108
           Frederick B. Craves             50,248,653          338,358
           Jon S. Saxe                     50,244,568          342,443
           Barry M. Ariko                  50,237,138          349,873

        2. A proposal to amend the Company's 1991 Stock Plan.

                For             Against              Abstain
           ------------      -------------        ------------
            40,772,693         9,730,596             83,732

        3. A proposal to amend the Company's 1997 Employee Stock Purchase Plan.

                For             Against              Abstain
           ------------      -------------        ------------
            49,937,124          573,601              76,286

        4. The selection of the Company's independent auditors was ratified.

                For             Against              Abstain
           ------------      -------------        ------------
            50,466,471          101,870               18,670


Item 5  Other Information
        None

Item 6  Exhibits and Reports on Form 8-K.

        a)  Exhibits
            See Exhibit Index on Page 36.

        b)  Reports on Form 8-K
            None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           INCYTE GENOMICS, INC.



Date: August 13, 2001                      By: /s/ Roy A. Whitfield
                                               ---------------------------------
                                               Roy A. Whitfield
                                               Chief Executive Officer
                                               (Duly Authorized Signatory)


Date: August 13, 2001                      By: /s/ John M. Vuko
                                               ---------------------------------
                                               John M. Vuko
                                               Chief Financial Officer
                                               (Principal Financial Officer)

                             INCYTE GENOMICS, INC.

                                 EXHIBIT INDEX


Exhibit
Number                          Description of Document
------                          -----------------------

 10.23 Employment Agreement, dated as of May 2, 2001, by and between Incyte Genomics, Inc. and Roy A. Whitfield.

 10.24 Form of Employment Agreement, dated as of May 2, 2001, by and between Incyte Genomics, Inc. and each of E. Lee Bendekgey, Michael D. Lack, James P. Merryweather, James R. Neal, and John M. Vuko.