Form 10-Q
period 2001-09-30
INCYTE GENOMICS INC
filed 2001-11-14
CIK 879169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or


         [_] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________


                         Commission File Number: 0-27488

                              INCYTE GENOMICS, INC.
                (Formerly known as Incyte Pharmaceuticals, Inc.)
             (Exact name of registrant as specified in its charter)

             Delaware                                    94-3136539
---------------------------------             ---------------------------------
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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 66,402,217 as of September 30, 2001.

                              INCYTE GENOMICS, INC.

                                      INDEX

PART I: FINANCIAL INFORMATION                                                                       Page
-----------------------------                                                                       ----
Item 1  Financial Statements - Unaudited

        Condensed Consolidated Balance Sheets ...................................................      3

        Condensed Consolidated Statements of Operations .........................................      4

        Condensed Consolidated Statements of Comprehensive Income (Loss) ........................      5

        Condensed Consolidated Statements of Cash Flows .........................................      6

        Notes to Condensed Consolidated Financial Statements ....................................      7

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations ...     14

Item 3  Quantitative and Qualitative Disclosures about Market Risk ..............................     31

PART II: OTHER INFORMATION
--------------------------

Item 1  Legal Proceedings .......................................................................     32

Item 2  Changes in Securities. ..................................................................     34

Item 3  Defaults Upon Senior Securities .........................................................     34

Item 4  Submission of Matters to a Vote of Security Holders .....................................     34

Item 5  Other Information .......................................................................     34

Item 6  Exhibits and Reports on Form 8-K ........................................................     34

        Signatures ..............................................................................     35

PART I: FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                              Incyte Genomics, Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)

                                                             September 30,    December 31,
                                                                  2001           2000*
                                                             -------------    ------------
ASSETS

Current assets:
    Cash and cash equivalents                                  $  45,488       $ 110,155
    Marketable securities - available-for-sale                   472,058         472,025
    Accounts receivable, net                                      44,117          35,022
    Prepaid expenses and other current assets                     31,252          30,693
                                                               ---------       ---------
                Total current assets                             592,915         647,895

Property and equipment, net                                       80,194          98,948
Long-term investments                                             52,089          40,003
Goodwill and other intangible assets, net                         73,970          82,944
Deposits and other assets                                         26,472          17,030
                                                               ---------       ---------
                Total assets                                   $ 825,640       $ 886,820
                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $   8,212       $  17,497
    Accrued compensation                                          14,764          13,023
    Accrued and other current liabilities                         20,981          23,036
    Deferred revenue                                              18,888          22,756
                                                               ---------       ---------
                Total current liabilities                         62,845          76,312

Convertible subordinated notes                                   179,358         187,814
                                                               ---------       ---------
                Total liabilities                                242,203         264,126
                                                               ---------       ---------

Stockholders' equity:
    Common stock                                                      66              66
    Additional paid-in capital                                   696,879         689,392
    Deferred compensation                                         (1,955)         (2,773)
    Accumulated other comprehensive income                        11,382          20,913
    Accumulated deficit                                         (122,935)        (84,904)
                                                               ---------       ---------
                Total stockholders' equity                       583,437         622,694
                                                               ---------       ---------
                Total liabilities and stockholders' equity     $ 825,640       $ 886,820
                                                               =========       =========


* The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

                             See accompanying notes

                              INCYTE GENOMICS, INC.
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
                                                            ----------------------      ----------------------
                                                               2001         2000           2001         2000
                                                            ---------    ---------      ---------    ---------
Revenues                                                    $  57,319    $  51,982      $ 164,491    $ 138,751

Costs and expenses:
     Research and development                                  50,662       51,880        161,776      138,621
     Selling, general and administrative                       17,886       15,848         53,038       45,669
                                                            ---------    ---------      ---------    ---------
Total costs and expenses                                       68,548       67,728        214,814      184,290
                                                            ---------    ---------      ---------    ---------

Loss from operations                                          (11,229)     (15,746)       (50,323)     (45,539)

Interest income and other income/(expense), net                 3,003       11,034         21,640       32,251
Interest expense                                               (2,547)      (2,886)        (7,692)      (7,794)
Loss on sale of assets                                         (5,777)           -         (5,777)           -
Gain/(loss) on derivative financial instruments                (1,052)           -            162            -
Loss from joint venture                                             -            -              -       (1,283)
                                                            ---------    ---------      ---------    ---------
Loss before income taxes, extraordinary item
     and accounting change                                    (17,602)      (7,598)       (41,990)     (22,365)

Provision for income taxes                                        225            -            705            -
                                                            ---------    ---------      ---------    ---------
Loss before extraordinary item and accounting change          (17,827)      (7,598)       (42,695)     (22,365)

Extraordinary gain, net of taxes                                    -            -          2,386            -
Cumulative effect of accounting change, net of taxes                -            -          2,279            -
                                                            ---------    ---------      ---------    ---------
Net loss                                                    $ (17,827)   $  (7,598)     $ (38,030)   $ (22,365)
                                                            =========    =========      =========    =========

Per share data:
     Loss before extraordinary item and accounting
       change                                               $   (0.27)   $   (0.12)     $   (0.65)   $   (0.36)
     Extraordinary gain, net of taxes                               -            -           0.04            -
     Cumulative effect of accounting change, net of
        taxes                                                       -            -           0.03            -
                                                            ---------    ---------      ---------    ---------
     Basic and diluted net loss per share                   $   (0.27)   $   (0.12)     $   (0.58)   $   (0.36)
                                                            =========    =========      =========    =========

Shares used in computing
   basic and diluted net loss per share                        66,370       64,064         66,064       62,825
                                                            =========    =========      =========    =========


                             See accompanying notes

                              INCYTE GENOMICS, INC.
        Condensed Consolidated Statements Of Comprehensive Income (Loss)
                                 (in thousands)
                                   (unaudited)

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                     -----------------------     -----------------------
                                                        2001          2000          2001          2000
                                                     ---------     ---------     ---------     ---------
Net loss                                             $(17,827)     $ (7,598)     $(38,030)     $(22,365)

Other comprehensive income (loss), net of taxes:
     Unrealized gains (losses) on
         marketable securities                         (4,107)        6,669        (9,566)       30,321
     Foreign currency translation
         adjustments                                       48           933            35           816
                                                     --------      --------      --------      --------
Other comprehensive income (loss)                      (4,059)        7,602        (9,531)       31,137
                                                     --------      --------      --------      --------
Comprehensive income (loss)                          $(21,886)     $      4      $(47,561)     $  8,772
                                                     ========      ========      ========      ========



                             See accompanying notes

                              Incyte Genomics, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                            -------------------------
                                                                               2001            2000
                                                                            ---------       ---------
Cash flows from operating activities:
     Net loss                                                               $ (38,030)      $ (22,365)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                         38,847          26,163
         Extraordinary item, debt extinguishment                               (2,386)              -
         Cumulative effect of accounting change                                (2,279)              -
         Gain on derivative financial instruments, net                           (162)              -
         Gain on sale of long-term investments                                 (2,505)         (5,417)
         Loss on sale of assets                                                 5,777               -
         Impairment of long-term investments                                    9,015               -
         Debt instruments and equity received in exchange for goods or
              services provided                                                (8,100)         (6,615)
         Losses from joint venture                                                  -           1,283
         Changes in certain assets and liabilities:
              Accounts receivable                                              (9,095)          5,593
              Prepaid expenses and other assets                               (14,685)         (6,467)
              Accounts payable                                                 (9,285)          5,347
              Accrued and other current liabilities                              (942)          6,956
              Deferred revenue                                                 (3,868)        (10,204)
                                                                            ---------       ---------
Net cash used in operating activities                                         (37,698)         (5,726)
                                                                            ---------       ---------

Cash flows from investing activities:

     Purchase of long-term investments                                        (28,019)         (2,475)
     Proceeds from the sale of long-term investments                            4,337           7,917
     Capital expenditures                                                     (11,494)        (49,654)
     Purchases of marketable securities                                      (733,966)       (449,778)
     Sales and maturities of marketable securities                            739,994         168,553
     Other                                                                        300               -
                                                                            ---------       ---------
Net cash used in investing activities                                         (28,848)       (325,437)
                                                                            ---------       ---------

Cash flows from financing activities:

     Proceeds from exercise of employee stock options                           7,487          26,813
     Proceeds from issuance of common stock                                         -         403,351
     Proceeds from the issuance of Convertible Subordinated Notes, net              -         196,800
     Repurchase of Convertible Subordinated Notes                              (5,643)              -
     Repayment of receivable from stockholder                                       -              20
     Principal payments on capital lease obligations and note payable               -            (480)
                                                                            ---------       ---------
Net cash provided by financing activities                                       1,844         626,504
                                                                            ---------       ---------

Effect of exchange rate on cash and cash equivalents                               35             816
                                                                            ---------       ---------

Net increase (decrease) in cash and cash equivalents                          (64,667)        296,157
Cash and cash equivalents at beginning of period                              110,155          32,220
                                                                            ---------       ---------
Cash and cash equivalents at end of period                                  $  45,488       $ 328,377
                                                                            =========       =========


                             See accompanying notes

                              INCYTE GENOMICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

1. Organization and business

         Incyte Genomics, Inc. (the "Company") was incorporated in Delaware in April 1991 under the name Incyte Pharmaceuticals, Inc. In June 2000, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name to Incyte Genomics, Inc. The Company designs, develops, and markets genomic information including database products, microarray-based gene expression services, single nucleotide polymorphisms (SNP) discovery services, genomic reagents and related services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information used by pharmaceutical and biotechnology companies and academic researchers to understand disease and to discover and develop drugs and diagnostic products. The Company is also engaged in its own internal disease pathway and therapeutic drug discovery programs.

         On October 25, 2001, the Company announced a restructuring of its operations in order to focus on its database and partnership operations and its internal disease pathway and therapeutic drug discovery programs. As a part of the restructuring, the Company plans to discontinue its microarray-based gene expression products and services, genomic screening products and services, public domain clone products and related services and contract sequencing services. The Company discontinued its transgenics product line and sold certain of its assets in the third quarter of 2001. As a part of these actions, the Company will close its facilities in Fremont, California and St. Louis, Missouri. The Company also proposes to discontinue, by the end of 2001, its internal program on SNP discovery, which has been concentrated in Cambridge, UK.

     In addition to the announced closures, the Company will make infrastructure and other personnel reductions at its other locations. The restructuring will result in a reduction of the Company's workforce by approximately 400 employees.

2. Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2001, condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The balance sheet at December 31, 2000 has been derived from audited financial statements.

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

3. Property and equipment

         Property and equipment consisted of:

                                                                September 30,  December 31,
                                                                    2001           2000
                                                                -------------  ------------
            Office equipment                                      $   5,535      $   5,308
            Laboratory equipment                                     33,404         32,286
            Computer equipment                                       94,997         93,136
            Leasehold improvements                                   45,175         48,924
                                                                  ---------      ---------
                                                                    179,111        179,654
            Less accumulated depreciation and amortization          (98,917)       (80,706)
                                                                  ---------      ---------
                                                                  $  80,194      $  98,948
                                                                  =========      =========


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

5. Revenue recognition

         Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For database collaboration agreements, revenues are recognized evenly over the term of each agreement. Revenue is deferred for fees received before earned. Revenues from licenses to the Company's intellectual property are recognized when earned under the terms of the related agreements. Revenues from custom orders, such as reagents, are recognized upon completion and delivery. Revenues from custom services are recognized upon completion. Revenue from gene expression microarray services includes: technology access fees, which are recognized ratably over the access term, and usage fees, which are recognized at the completion of key stages in the performance of the service in proportion to costs incurred. Generally, software revenue is allocated between license fees and maintenance fees, in accordance with SOP 97-2, with the license revenue being recognized upon installation, and maintenance fees recognized evenly over the maintenance term.

         Revenues recognized from multiple elements contracts are allocated to each element of the arrangement based on the relative fair values of the elements. The determination of fair value of each element is based on objective evidence such as historical sales of the individual element by us to other customers. If adequate evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. When contracts include non-monetary exchanges, the non-monetary transaction is determined using the fair values of the assets or services involved.

6.  Loss per share

         The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below.

                                               Three Months Ended        Nine Months Ended
                                                  September 30,            September 30,
                                              ---------------------    ---------------------
                                                 2001        2000         2001        2000
                                              ---------    --------    ---------    --------
Numerator:
     Net loss                                 $ (17,827)   $ (7,598)   $ (38,030)   $(22,365)
                                              =========    ========    =========    ========

Denominator:
     Denominator for basic net loss
        Per share - weighted-average shares      66,370      64,064       66,064      62,825
                                              =========    ========    =========    ========

Basic and diluted net loss per share          $   (0.27)   $  (0.12)   $   (0.58)   $  (0.36)
                                              =========    ========    =========    ========

         Options to purchase 7,885,393 and 7,696,420 shares of common stock were outstanding at September 30, 2001 and 2000, respectively, and notes convertible into 2,625,333 and 2,966,500 shares of common stock were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share, as their effect was antidilutive.

7.  Loss on Sale of Assets

         In September 2001, the Company sold certain assets of its transgenics product line. Loss on the sale of assets of $5.8 million for the three and nine months ended September 30, 2001 resulted from the divestiture of the transgenics product line and the sale of certain of those assets.

8.  Business Combinations

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

         The table below presents the unaudited pro forma results of operations and earnings per share for Proteome and the Company for the three and nine months ended September 30, 2000 assuming that the transaction was completed on January 1, 2000 (in thousands except per share data).

                                                                       Three Months   Nine Months
                                                                           Ended         Ended
         Pro forma revenues                                             $   53,123    $   141,358
                                                                        ==========    ===========
         Pro forma net loss                                             $  (11,940)   $   (34,018)
                                                                        ==========    ===========
         Pro forma basic and diluted net loss per share                 $    (0.18)   $     (0.53)
                                                                        ==========    ===========
         Pro forma shares for basic and diluted net loss per share          65,313         64,074
                                                                        ==========    ===========


9. Joint venture

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

         diaDexus purchased $0.1 million of contract sequencing, microarray and software services from the Company in the nine months ended September 30, 2001, and $0.7 million and $2.0 million in the three and nine months ended September 30, 2000, respectively. diaDexus did not make similar purchases in the three months ended September 30, 2001.

10. Segment reporting

         The Company's operations are treated as one operating segment, in accordance with SFAS 131, the design, development, and marketing of genomic information-based tools, as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. For the three and nine months ended September 30, 2001, the Company recorded revenue from customers throughout the United States and in Asia, Austria, Belgium, Canada, France, Germany, Israel, Netherlands, Switzerland, and the United Kingdom. Export revenue for the three and nine months ended September 30, 2001 were $9.6 million and $31.6 million, respectively and $10.8 million and $32.9 million for the three and nine months ended September 30, 2000, respectively.

11. New pronouncements

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS Nos. 137 and 138. The Company adopted SFAS 133 in the first quarter of 2001. SFAS 133 established standards for accounting and reporting derivative instruments and hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. The Company adopted SFAS 133 on January 1, 2001 and recorded a $2.3 million cumulative gain, net of income tax expense, relating to the valuation of warrants held in other companies, which is recorded in the consolidated statements of operations as a cumulative effect of accounting change. The Company also recorded a loss of approximately $0.6 million and $1.1 million during the first and third quarters, respectively, related to the decrease in value of the same instruments subject to SFAS 133, and a gain of $1.8 million related to the increase in value of the same instruments in the second quarter of 2001.

         In July 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and will adopt these statements during the first quarter of fiscal year 2002.

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Long-Lived Assets ("SFAS 144"). The FASB's new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and portions of APB Opinion 30, Reporting the Results of Operations. SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as presently required. The Company will adopt the provisions of SFAS 144 during the first quarter of fiscal year 2002. The adoption of SFAS 144 is not expected to have a material impact on the Company's consolidated financial statements.

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

         On September 20 and October 3, 2001, the Court issued orders in Incyte's favor granting summary judgment of invalidity with respect to Incyte's motions for invalidity of claims 1-3 of the `992 patent for indefiniteness and invalidity of claims 4 and 5 of the `992 patent for lack of written description. As a result, every claim of the `992 patent has now been held invalid.

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

         In August 2000, the Company filed a lawsuit against Affymetrix in federal court alleging infringement of U.S. patent numbers 5,716,785 and 5,891,636. The patents relate to technologies used in the amplification of RNA and the generation of gene expression information. Affymetrix has filed counterclaims in this lawsuit that allege, among other things, that the Company infringes U.S. patent number 6,040,193 and U.S. patent number 5,871,928. These counterclaims allege that the Company infringes these patents by making, using, offering to sell and/or selling within the United States the inventions claimed in the patents, including, in the case of the `193 patent, methods for forming microarrays and, in the case of the `928 patent, methods for analyzing nucleic acids. The counterclaims also allege that the Company engaged in acts of unfair competition under California statutory and common law. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the `193 patent and `928 patent and, in addition, seeks damages, costs and attorneys' fees and interest. Affymetrix further requests triple damages from the infringement claims based on its allegation of willful infringement by the Company.

         The Company believes it has meritorious defenses and intends to vigorously defend the suits and counterclaims brought by Affymetrix. However, the Company's defenses may be unsuccessful. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from these suits and counterclaims due to uncertainty regarding the ultimate outcome. Regardless of the outcome, the Affymetrix litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of the Company's management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all. This litigation may also affect the Company's ability to make and use microarrays.

         On October 17, 2001, Invitrogen Corporation filed an action against the Company in the United States District Court for the District of Delaware, alleging infringement of three patents (U.S. patent number 5,244,797, U.S. patent number 5,668,005, and U.S. patent number 6,063,608) that relate to the use of reverse transcriptase with no RNase H activity in preparing complimentary DNA from RNA. The complaint seeks unspecified money damages and injunctive relief. The Company's response to the complaint is due on November 22, 2001. The Company believes that it has meritorious defenses to the complaint and intends to defend the suit brought by Invitrogen vigorously.

13. Related party transactions

         The following are related party transactions as defined by FASB Statement No. 57, Related Party Disclosures:

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

         In May 2001, the Company entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. ("Iconix"). Jon S. Saxe, a director of the Company, is Chairman of the Board of Iconix. Under the agreement, Iconix obtained an exclusive license to the Company's LifeExpress Lead database, access to LifeSeq and ZooSeq databases, licenses to certain of the Company's intellectual property and use of the Company's LifeArray expression array technology. Amounts Iconix will pay the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third party customers. The Company will become the exclusive distributor for the database product to be developed by Iconix. At the same time, the Company entered into an agreement to purchase shares of Series E Preferred Stock of Iconix for an aggregate purchase price of $10.0 million. Under certain circumstances, the Company has agreed to purchase in a future offering of Iconix's capital stock up to an aggregate of $5.0 million of the shares being sold in that offering.

         In September 2001, the Company entered into a Technology Access for Licensed Reagent Manufacture Agreement with Epoch Biosciences, Inc. ("Epoch"). Frederick B. Craves, a director of the Company, is Chairman of the Board of Epoch. Under the agreements, Epoch obtained access to the Company's LifeSeq Gold and ZooSeq databases and received licenses to certain of the Company's intellectual property. Amounts Epoch will pay the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third party customers. The Company has identified Epoch as the preferred provider of certain probes to Incyte's users of LifeSeq Gold. Additionally, Epoch will supply Incyte with certain probes for internal development purposes.

         In September 2001, the Company entered into a Collaboration Agreement, Patent License Agreement and two Unilateral Development and Commercialization Agreements with Medarex, Inc. ("Medarex"). Frederick B. Craves, a director of the Company, is also a director of Medarex. Under the agreements, Medarex obtained access to the Company's LifeSeq Gold database and received licenses to certain of the Company's intellectual property. The agreements were negotiated by the parties at arm's-length. Additionally, under the terms of the agreements, Medarex and Incyte expect to share equally the cost and responsibility of preclinical and clinical development of antibody products. In addition, the two companies plan to jointly commercialize any antibody products resulting from this collaboration.

PART I: FINANCIAL INFORMATION

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         When used in this Report, the words "expects," "anticipates," "estimates," "plans," "believes," "intends," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our expected net losses, our expected expenditure levels and rate of growth of expenditures, our expected cash flows, the adequacy of our capital resources, our expected growth in operations, our expected revenues and sources of revenues, the ability to commercialize products developed under collaborations and alliances, our plans to restructure our operations and the expected closures and reductions, the number of job losses to be incurred through our restructuring, and guidance as to the expected non-recurring charge for the fourth quarter of 2001, and the components thereof, our investment in our therapeutic drug discovery and development programs, our ability to complete the sequence of full-length genes in areas of therapeutic interest and obtain patents on these potential drug targets, our ability to integrate companies, operations and their products that we have acquired or will acquire, the scheduling and timing of current and future litigation, our investments in our intellectual property portfolio, our strategic equity investments in other companies, our strategy with regard to protecting our proprietary technology, our investments in, and the success of, our drug target identification and validation efforts, our investment in new products and services, our ability to compete and respond to rapid technological change, our competitive advantage as to the annotation of the human proteome, the effect of government regulation, our compliance with applicable environmental laws and regulations, the adequacy of our current facilities and our ability to locate additional facilities at reasonable rates, our exposure to foreign currency rate fluctuations, products and services under development, and the performance, content and utility of our products and services. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent to which the pharmaceutical and biotechnology industries use genomic information in research and development, risks relating to development of new products and services and their use by our potential customers and collaborators, our ability to develop and commercialize products to improve human health, our ability to work with our collaborators to meet the goals of our collaborations and alliances, our ability to retain and obtain customers, the cost of accessing or acquiring technologies or intellectual property, the effectiveness of our sequencing efforts, the effectiveness of our target validation and drug discovery efforts, impairment of the value of the securities underlying equity investments that we hold, the impact of alternative technological advances and competition, the impact of further changes in our business plan, changes in customer demand for our products, our success in negotiating future licensing transactions, the development of new partnering and collaborative relationships, the impact of competition and technological advances, the number of employees entitled to receive retention benefits, and other costs to be recognized in connection with the restructuring, our ability to implement within the stated timeframe the restructuring and facility closures, uncertainties associated with changes in patent laws and developments in and expenses related to litigation and interference proceedings; and the matters discussed in "Factors that May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

         In the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Results," all references to "Incyte," "we," "us," "our" or the "Company" mean Incyte Genomics, Inc. and its subsidiaries.

         Incyte, LifeSeq and BioKnowledge are our registered trademarks. LifeExpress and GEM are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

Overview

         Incyte Genomics, Inc. ("Incyte" or the "Company") designs, develops and markets genomic information-based products and services. Through the third quarter of 2001, these products and services include database products, microarray-based gene expression services and single nucleotide polymorphism, or SNP, discovery services, genomic reagents, and related services. The Company's genomic databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genetic information to create information-based products and services used by pharmaceutical and biotechnology companies and academic researchers to understand disease and to discover and develop drugs and diagnostic products. The Company is also engaged in its own internal disease pathway and therapeutic drug discovery programs.

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

         On October 25, 2001, the Company announced a restructuring of its operations in order to focus on its database and partnership operations and its internal disease pathway and therapeutic drug discovery programs. As a part of the restructuring, the Company plans to discontinue its microarray-based gene expression products and services, genomic screening products and services, public domain clone products and related services and contract sequencing services. The Company discontinued its transgenics product line and sold certain of its assets in the third quarter of 2001. As a part of these actions, the Company will close its facilities in Fremont, California and St. Louis, Missouri. The Company also proposes to discontinue, by the end of 2001, its internal program on SNP discovery, which has been concentrated in Cambridge, UK.

         In addition to the announced closures, the Company will make infrastructure and other personnel reductions at its other locations. The restructuring will result in a reduction of the Company's workforce by approximately 400 employees.

         In the third quarter of 2001, the Company recorded a charge of $5.8 million associated with the divestiture of its transgenics product line. In connection with its restructuring, the Company also expects that, in the fourth quarter of 2001, it will recognize an additional non-recurring charge that could exceed $80 million. Approximately 25% of the fourth quarter charges are anticipated to be cash related and the remainder of such fourth quarter charges are anticipated primarily to be associated with the write-off of assets.

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

         In 2001, the Company has made and intends to continue to make significant investments focused on the further development of its intellectual property portfolio and its internal disease pathway and therapeutic drug discovery programs. Depending on the investment required and the timing of such investments, expenses or losses related to these investments could adversely affect operating results. In addition to its investments in these areas, the Company is continuing to invest in its identification and characterization of full length genes, proteomics and protein annotation, increasing content in the database products, and bioinformatics in 2001. As a result, the Company expects to report a net loss at least through 2001. If the costs of these new and existing programs are greater than anticipated, or if these programs take longer to complete, or if losses are incurred from strategic investments, the Company may incur losses in future periods as well.

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

         In August 2000, the Company filed a patent infringement suit against Affymetrix in the United States Court for the Northern District of California. The suit alleges infringement of U.S. Patent Numbers 5,716,785 and 5,891,636. These patents cover key technologies used in the amplification of RNA and the creation of gene expression data.

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

Results of Operations

         Net loss and diluted net loss per share were $17.8 million and $38.0 million and $0.27 and $0.58 per share for the three and nine months ended September 30, 2001, respectively, as compared to $7.6 million and $22.4 million and $0.12 and $0.36 per share in the corresponding periods in 2000. Loss before extraordinary item and cumulative effect of accounting change for the three and nine months ended September 30, 2001 was $17.8 million and $42.7 million, or $0.27 and $0.65 per diluted share, respectively. Basic and diluted net loss per share for the three and nine months ended September 30, 2001 was impacted by the issuance of 1,248,522 shares of common stock in the Proteome acquisition. Diluted net loss per share for the three and nine months ended September 30, 2001 and 2000 was impacted by a private equity offering of 4,000,000 shares of common stock in February 2000.

         Revenues for the three and nine months ended September 30, 2001 increased to $57.3 million and $164.5 million, respectively, compared to $52.0 million and $138.8 million for the corresponding periods in 2000. Revenues resulted primarily from database access fees, license and royalty fees, microarray-based gene expression services, genomic screening products and services, and fees for contract sequencing. The increase in revenues was primarily attributable to the focus of our sales, marketing and business development efforts to expand our customer base and leverage our intellectual property portfolio.

         Total costs and expenses for the three and nine months ended September 30, 2001 increased to $68.5 million and $214.8 million, respectively, compared to $67.7 million and $184.3 million for the corresponding periods in 2000. The Company anticipates continuing to invest in its intellectual property portfolio and its internal disease pathway and therapeutic drug discovery programs.

         Research and development expenses for the three months ended September 30, 2001 decreased to $50.7 million from $51.9 million for the corresponding period in 2000, and for the nine months ended September 30, 2001 increased to $161.8 million from $138.6 million for the corresponding period in 2000. The decrease for the three months ended September 30, 2001 as compared to the corresponding period in 2000 was primarily due to decreased expenses related to internet marketing, software development efforts, and patent legal expenses, partially offset by increased licensing royalties and goodwill amortization related to the Proteome acquisition. The increase in research and development expenses for the nine months ended September 30, 2001 resulted primarily from an increase in bioinformatics efforts, software development efforts, licensing royalties, goodwill amortization related to the Proteome acquisition, and an increase in internal disease pathway and therapeutic drug discovery programs. The Company is committed to continuing pursuit of the development of its intellectual property portfolio and its internal disease pathway and therapeutic drug discovery programs.

         Selling, general and administrative expenses for the three and nine months ended September 30, 2001 increased to $17.9 million and $53.0 million, respectively, compared to $15.8 million and $45.7 million for the corresponding periods in 2000. The increase in selling, general and administrative expenses resulted primarily from higher litigation expenses, and the growth in the Company's sales and marketing function. The Company's selling, general and administrative expenses were also impacted by legal expenses related to the Company's patent infringement lawsuits with Affymetrix and GeneLogic of approximately $4.1 million and $10.7 million in the three and nine months ended September 30, 2001, respectively, and $2.2 million and $5.6 million in the corresponding periods in 2000. The litigation-related expenses, in any given quarter, may result in significant fluctuations impacting the overall selling, general and administrative expenses.

         Interest and other income, net for the three and nine months ended September 30, 2001 decreased to $3.0 million and $21.6 million, respectively, from $11.0 million and $32.3 million for the corresponding periods in 2000. The decrease for the three months ended September 30, 2001 resulted from a lower average level of interest bearing investments combined with a $5.3 million impairment charge. For the nine months ended September 30, 2001, the decrease resulted from a $9.0 million impairment charge on strategic investments taken in 2001 and a $5.4 million gain in 2000 compared to a $2.5 million gain in 2001 from investment activity, partially offset by a higher average level of interest bearing investments. The activity on discrete investments within the portfolio, in any given quarter, may result in gains or losses on sales or impairment charges.

         Interest expense for the three and nine months ended September 30, 2001 decreased to $2.5 million and $7.7 million, respectively, from $2.9 million and $7.8 million for the corresponding periods in 2000. The decrease was due to a reduction of the interest expense associated with the Company's convertible subordinated notes issued in February 2000, due to repurchases on the open market in the fourth quarter of 2000 and first quarter of 2001 leaving the face value of the notes outstanding at September 30, 2001 at $177.0 million compared to $200.0 million at September 30, 2000.

         Loss on the sale of assets of $5.8 million for the three and nine months ended September 30, 2001 resulted from the divestiture of the transgenics product line and the sale of certain of those assets. There were no sales of assets in the three or nine month periods ended September 30, 2000.

         Loss on derivative financial instruments for the three months ended September 30, 2001 of $1.1 million and gain on derivative financial instruments for the nine months ended September 30, 2001 of $0.2 million represents the change in fair value of certain long-term investments, specifically warrants held in other companies, in accordance with SFAS 133.

         Loss from joint venture represents the Company's share of diaDexus' losses from operations. The Company incurred no losses from joint venture for the three and nine months ended September 30, 2001 and the three months ended September 30, 2000. The Company incurred $1.3 million in losses from joint venture for the nine months ended September 30, 2000. Beginning on April 4, 2000, the Company accounted for its investment in diaDexus under the cost method of accounting as it no longer had significant influence over diaDexus and therefore did not reflect any portion of diaDexus' results of operations in the Company's statement of operations in the three and nine months ended September 30, 2001.

         Provision for income taxes for the three and nine months ended September 30, 2001 of $0.2 million and $0.7 million, respectively, primarily relate to foreign withholding taxes. The Company had no such taxes in the corresponding periods in 2000.

         Extraordinary gain, net of taxes, for the nine months ended September 30, 2001 resulted from the Company's repurchase of $8.0 million face value of its 5.5% convertible subordinated notes on the open market in the first quarter of 2001. The repurchases resulted in a gain of $2.4 million, net of taxes.

         The cumulative effect of an accounting change for the nine months ended September 30, 2001 resulted from the adoption of SFAS 133 in the first quarter of 2001. The Company recorded the fair value of its warrants in certain long-term strategic investments at January 1, 2001, resulting in a gain of $2.3 million.

Liquidity and Capital Resources

         As of September 30, 2001, the Company had $517.5 million in cash, cash equivalents and marketable securities, compared to $582.2 million as of December 31, 2000. The Company has classified all of its marketable securities as short-term, as the Company may choose not to hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

         Net cash used in operating activities was $37.7 million and $5.7 million for the nine months ended September 30, 2001 and 2000, respectively. The increase was primarily due to the increase in net loss, accounts receivable and prepaid expenses and other assets and decrease in accounts payable as compared to 2000. These changes were partially offset by the increase in depreciation and amortization as compared to 2000. Net cash generated by operating activities may fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators.

         In February 2000, in a private placement, the Company issued $200.0 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. The Company may redeem the notes at any time before February 7, 2003, only if the Company's stock exceeds 150% of the conversion price for 20 trading days in a period of 30 consecutive trading days. On or after February 7, 2003 the Company may redeem the notes at specific prices. Holders may require the Company to repurchase the notes upon a change in control, as defined. As of September 30, 2001, the Company had repurchased $23.0 million face value of the notes on the open market.

         In February 2000, in a private placement, the Company issued 4,000,000 shares of its common stock at a price of $105.50 per share, resulting in net proceeds of $403.4 million.

         The Company's investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and net purchases of long-term investments. Capital expenditures for the nine months ended September 30, 2001 were $11.5 million as compared to $49.7 million in the same period in 2000, primarily due to the timing of capital purchases. Purchases of long-term investments in companies with which the Company has research and development agreements were $28.0 million for the nine months ended September 30, 2001. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, capital expenditures and maturity/sales and purchases of marketable securities.

         Net cash provided by financing activities was $1.8 million for the nine months ended September 30, 2001 as compared to $626.5 million for the nine months ended September 31, 2000. The Company repurchased $8.0 million face value of its 5.5% convertible subordinated notes on the open market for $5.6 million in 2001 offset by proceeds from the exercise of employee stock options of $7.5 million. The 2000 activity included the issuance of common stock in a private equity offering resulting in net proceeds of $403.4 million, the net proceeds from the issuance of 5.5% Convertible Subordinated Notes of $196.8 million, and the proceeds from the exercise of employee stock options of $26.8 million.

         On October 25, 2001, the Company announced a restructuring of its operations in order to focus on its database and partnership operations and its internal disease pathway and therapeutic drug discovery programs. As a part of the restructuring, the Company plans to discontinue its microarray-based gene expression products and services, genomic screening products and services, public domain clone products and related services and contract sequencing services. The Company discontinued its transgenics product line and sold certain of its assets in the third quarter of 2001. As a part of these actions, the Company will close its facilities in Fremont, California and St. Louis, Missouri. The Company also proposes to discontinue, by the end of 2001, its internal program on SNP discovery, which has been concentrated in Cambridge, UK.

         In addition to the announced closures, the Company will make infrastructure and other personnel reductions at its other locations. The restructuring will result in a reduction of the Company's workforce by approximately 400 employees.

         In the third quarter of 2001, the Company recorded a charge of $5.8 million associated with the divestiture of its transgenics product line. In connection with its restructuring, the Company also expects that in the fourth quarter of 2001 it will recognize an additional non-recurring charge that could exceed $80 million. Approximately 25% of the fourth quarter charges are anticipated to be cash related and the remainder is anticipated primarily to be associated with the write-off of assets.

         The Company expects to use net cash in 2001 as it: invests in its internal disease pathway and therapeutic drug discovery programs, intellectual property portfolio, sequencing, and bioinformatics; invests in data processing-related computer hardware to support its existing and new database products and to enable the on-line delivery of those products; continues to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; and makes strategic investments.

         Based upon its current plans, the Company believes that its existing resources will be adequate to satisfy its capital needs for at least the next twelve months. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and other products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; expenditures in connection with its internal disease pathway and therapeutic drug discovery programs; competing technological and market developments; and the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights. Changes in the Company's research and development plans or other changes affecting the Company's operating expenses may result in changes in the timing and amount of expenditures of the Company's capital resources.

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

                         FACTORS THAT MAY AFFECT RESULTS

We recently announced a restructuring of our operations that includes discontinuing certain of our product lines and a reduction in force, which could negatively impact our operating results

         In October 2001, we announced plans to restructure our operations in order to focus on our database and partnership operations and our internal disease pathway and therapeutic drug discovery programs. As a part of the restructuring, we plan to discontinue our microarray-based gene expression products and services, genomic screening products and services, public domain clone products and related services and contract sequencing services. As a result, we plan to close our facilities in Fremont, California and St. Louis, Missouri. By the end of 2001, we also propose to discontinue our internal program on single nucleotide polymorphism discovery, which is concentrated in Cambridge, UK. In the third quarter of 2001, we discontinued our transgenics product line. We believe the restructuring of our operations to focus on our database and partnership operations and our internal disease pathway and therapeutic discovery programs will result in the reduction of our workforce by approximately 400 employees. In connection with the implementation of these actions, we currently expect that we will record an additional non-recurring charge that could exceed $80 million in the fourth quarter of 2001. We anticipate that approximately 25% of the fourth quarter costs will be cash related and that the remainder will primarily be associated with the write-off of assets. Some of our customers that purchase continuing and discontinued products could become dissatisfied as a result of our restructuring, and our future revenues could suffer as a result. In addition, our restructuring plans may result in diversion of the efforts of our sales force, higher than anticipated costs associated with our restructuring plans, and diversion of the efforts of our executive management team and other key employees, any of which may negatively impact our operating results.

We have had only limited periods of profitability, we expect to incur losses in the future and we may not return to profitability

        We had net losses from inception in 1991 through 1996 and again incurred net losses in 1999 through the nine months ended September 30, 2001. Because of those losses, we had an accumulated deficit of $122.9 million as of September 30, 2001. We intend to continue to spend significant amounts on new products including therapeutic drug discovery and development programs. The amounts we intend to spend on new product and technology development include spending for our efforts to determine the sequence of genes, or genomic sequencing, determine gene functions, develop database and software products and expand research and development alliances. As a result, we expect to incur losses in 2001. We may report net losses in future periods as well. We will not return to profitability unless we increase our revenues, reduce our expenses or a combination thereof.

To generate significant revenues, we must obtain additional database collaborators and retain existing collaborators

        As of September 30, 2001, we had over 30 database agreements. If we are unable to enter into additional agreements, or if our current database collaborators choose not to renew their agreements upon expiration, we may not generate additional revenues or maintain our current revenues. Our database revenues are also affected by the extent to which existing collaborators expand their agreements with us to include additional database products and the extent to which existing collaborators reduce the number of products or services for which they subscribe, the impact of which will vary based upon our pricing of those products and services. Some of our database agreements require us to meet performance obligations, some or all of which we may not be successful in attaining. A database collaborator can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period.

Our longer-term strategy for profitability includes milestone payments and royalties from the sale of products developed under licenses to our gene-related intellectual property, but these licenses may not contribute to revenues for several years, and may never result in revenues

        Part of our strategy is to license to database collaborators and to some of our other customers our know-how and patent rights associated with the genetic information in our proprietary database, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical testing and regulatory approval before commercialization. Therefore, milestone or royalty payments from these collaborations may not contribute to revenues for several years, if at all.

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

      . the nature, pricing and timing of products provided to our collaborators;

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

Our industry is intensely competitive, and if we do not compete effectively, our revenues may decline

        We compete in markets that are new, intensely competitive, rapidly changing, and fragmented. Many of our current and potential competitors have greater financial, human and other resources than we do. If we cannot respond quickly to changing customer requirements, secure intellectual property positions, or adapt quickly and obtain access to new and emerging technologies, our revenues may decline. Our competitors include:

      . Celera Genomics Group of Applera Corporation,

      . CuraGen Corporation,

      . Gene Logic Inc.,

      . Human Genome Sciences, Inc.,

      . Invitrogen Corporation,

      . Millennium Pharmaceuticals, Inc.,

      . major pharmaceutical companies, and

      . universities and other research institutions, including those receiving funding from the federally funded Human Genome Project.

        The human genome contains a finite number of genes. Our competitors may seek to identify, sequence and determine the biological function of numerous genes in order to obtain a proprietary position with respect to new genes.

        In addition, we face competition from companies who are developing and may seek to develop new technologies for discovering the functions of genes, gene expression information, discovery of variations among genes and related technologies. Also, if we are unable to obtain the technology we currently use or new advanced technology on acceptable terms, but other companies are, we will be unable to compete.

        Extensive research efforts resulting in rapid technological progress characterize the genomics industry. To remain competitive, we must continue to enhance our databases, improve our software, and invest in new technologies. New developments will probably continue, and discoveries by others may render our services and potential products noncompetitive.

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

Our revenues could decline due to patent positions becoming publicly available, or due to our competitors publicly disclosing their discoveries

         Our competitors may discover and establish patent positions with respect to the genes in our databases. Our competitors and other entities who engage in discovering the location of genes within a DNA strand may make the results of their sequencing efforts publicly available. Currently, academic institutions and other laboratories participating in the Human Genome Project make their gene sequence information available through a number of publicly available databases, including the GenBank database. Also, in 2001, Celera Genomics Group made available to the public basic human sequence data. The public availability of these discoveries or resulting patent positions covering substantial portions of the human genome could reduce the potential value of our databases to our collaborators. It could also impair our ability to realize royalties or other revenue from any commercialized products based on this genetic information.

We are involved in patent litigation, which if not resolved favorably could require us to pay damages and to stop making and using microarray products

         We are currently involved in patent litigation. If we lose this litigation we could be prevented from producing and using our microarray products, including uses of those products for purposes of providing gene expression database products. We could also be required to pay damages. In January 1998, Affymetrix filed a lawsuit in federal court alleging that we infringe U.S. patent number 5,445,934. The complaint alleges that we infringed the `934 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining us from further infringement of the `934 patent and, in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on its allegation of willful infringement by us.

         In September 1998, Affymetrix filed an additional lawsuit in federal court, alleging we infringed U.S. patent number 5,800,992 and U.S. patent number 5,744,305. The complaint alleges that we infringed the `305 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays. It also alleges that we infringed the `992 patent by using GEM(TM) microarray technology to conduct gene expression monitoring and other applications using two-color labeling, and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining us from further infringement of the `305 and `992 patents, and in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on the allegation of willful infringement. In January, May and June 2001, the Court issued claims construction rulings describing how the claims in the `934, `305 and `992 patents should be interpreted.

         Following issuance of the Court's claims construction ruling, we filed a motion for partial summary judgement that our cDNA arrays do not infringe any claim of the `934 patent or claims 1 and 3 through 13 of the `305 patent. On May 2, 2001, the Court granted summary judgement ruling that our accused cDNA arrays do not infringe any claim of the `934 patent claims or claims 1 and 3 through 13 of the `305 patent. On September 20 and October 3, 2001, the Court issued two orders in our favor for partial summary judgment of invalidity, the combined effect of which was to hold every claim of the `992 patent invalid.

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

         We believe we have meritorious defenses and intend to defend the suits and counterclaims brought by Affymetrix vigorously. However, our defenses may be unsuccessful. At this time, we cannot reasonably estimate the possible range of any loss resulting from these suits and counterclaims due to uncertainty regarding the ultimate outcome. Regardless of the outcome, the Affymetrix litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of our management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all. This litigation may also affect our ability to make and use microarrays.

         On October 17, 2001, Invitrogen Corporation filed an action against us in the United States District Court for the District of Delaware, alleging infringement of three patents that relate to the use of reverse transcriptase with no RNase H activity in preparing complimentary DNA from RNA. The complaint seeks unspecified money damages and injunctive relief. Our response to the complaint is due on November 22, 2001. We believe that we have meritorious defenses to the complaint and intend to defend the suit brought by Invitrogen vigorously. However, our defenses may be unsuccessful, and we may incur significant costs in defending this litigation, as well as face diversion of our management and technical personnel. At this time we cannot reasonably estimate the possible costs associated with, or ultimate outcome of, this suit.

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

         As is typical in the genomics, biotechnology and software industries, we have received, and we will probably receive in the future, notices from third parties alleging patent infringement. We believe that we are not infringing the patent rights of any third parties. Except for Affymetrix and Invitrogen, no third party has filed a patent lawsuit against us.

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

Because our sales cycle is lengthy, we may spend a lot of time and money trying to obtain new or renewed subscriptions to our products and services but may be unsuccessful, which could hurt our profitability

        Our ability to obtain new subscribers for our databases, software tools and other services or to obtain renewals or additions to existing subscriptions depends upon prospective subscribers' perceptions that our products and services can help accelerate drug discovery efforts. Our database sales cycle is typically lengthy because we need to educate our potential subscribers and sell the benefits of our tools and services to a variety of constituencies within potential subscriber companies. In addition, each database subscription involves the negotiation of unique terms. We may expend substantial funds and management effort with no assurance that a new, renewed or expanded subscription or services agreement will result. These expenditures, without increased revenues, will negatively impact our profitability. Actual and proposed consolidations of pharmaceutical companies have affected the timing and progress of our sales efforts. We expect that future proposed consolidations will have similar effects.

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

     . we may incur impairment expenses if an acquisition results in significant goodwill or other intangible assets; and

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

If a natural disaster occurs, we may have to cease or limit our business operations

        We conduct our database, sequencing and a significant portion of our other activities at our facilities in Palo Alto, California, which is in a seismically active area. Although we maintain business interruption insurance, we do not have or plan to obtain earthquake insurance. A major catastrophe, such as an earthquake or other natural disaster, could result in a prolonged interruption of our business.

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

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests

        As of September 30, 2001, we had:

     .  total consolidated debt of approximately $179.4 million,

     .  stockholders' equity of approximately $583.4 million, and

     . a deficiency of earnings available to cover fixed charges of $37.3 million for the nine months ended September 30, 2001.

        A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our convertible subordinated notes due 2007 that we sold in February 2000. At September 30, 2001, notes with a face value of $177 million were outstanding. The following table shows, as of September 30, 2001, the aggregate amount of our interest payments due in each of the five calendar years listed:

                                                  Aggregate
          Year                                    Interest
          ----                                    --------
          2001.................................  $9,808,300
          2002.................................   9,735,000
          2003.................................   9,735,000
          2004.................................   9,735,000
          2005.................................   9,735,000

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

PART I:  FINANCIAL INFORMATION

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities. The Company's investment policy calls for investment in short term, low risk instruments. As of September 30, 2001, investments in marketable securities were $509.8 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2001, the decline in the fair value of the portfolio would not be material.

        The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments and long-term investments, entered into to further its business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical / biotechnology industry sector, and are primarily in companies with which the Company has research and development, licensing or other collaborative agreements. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of September 30, 2001, long-term investments were $52.1 million.

        The Company is exposed to foreign exchange rate fluctuations as the financial results of its foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact the Company's financial position or results of operations. All of the Company's revenues are denominated in U.S. dollars. The Company does not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of September 30, 2001, the impact to the Company's financial position or results of operations would not be material.

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

        In September 1998, Affymetrix filed an additional lawsuit in the United States District Court for the District of Delaware, which was subsequently transferred to the United States District Court for the Northern District of California in November 1998, alleging the Company infringed U.S. patent number 5,800,992 and U.S. patent number 5,744,305. The complaint alleges that the Company infringed the `305 patent by making, using, selling, importing, distributing or offering to sell in the United States high density arrays. It also alleges that the Company infringed the `992 patent by using their GEM microarray technology to conduct gene expression monitoring and other applications using two-color labeling, and that this infringement was willful. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the `305 and `992 patents, and, in addition, seeks damages, costs, attorneys' fees and interest. Affymetrix also requests triple damages based on the allegation of willful infringement. In January, May, and June 2001, the Court issued three claims construction rulings describing how the claims in the `934, `305 and `992 patents should be interpreted.

        Following issuance of the Court's January 2001 claim construction ruling, Incyte filed a motion for partial summary judgment that the Company's cDNA arrays do not infringe any claim of the `934 patent or claims 1 and 3 through 13 of the `305 patent. On May 2, 2001, the court granted summary judgment ruling that the Company's accused cDNA arrays do not infringe any claim of the `934 patent claims or claims 1 and 3 through 13 of the `305 patent.

        On September 20 and October 3, 2001, the Court issued two orders in Incyte's favor: (i) granting summary judgment of invalidity with respect to Incyte's motions for invalidity of claims 1-3 of the `992 patent; and (ii) for indefiniteness and invalidity of claims 4 and 5 of the `992 patent for lack of written description. As a result, every claim of the `992 patent has now been held invalid.

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

        In August 2000, the Company filed a lawsuit against Affymetrix in federal court alleging infringement of U.S. patent numbers 5,716,785 and 5,891,636. The patents relate to technologies used in the amplification of RNA and the generation of gene expression information. Affymetrix has filed counterclaims in this lawsuit that allege, among other things, that the Company infringes U.S. patent number 6,040,193 and U.S. patent number 5,871,928. These counterclaims allege that the Company infringes these patents by making, using, offering to sell and/or selling within the United States the inventions claimed in the patents, including, in the case of the `193 patent, methods for forming microarrays and, in the case of the

`928 patent, methods for analyzing nucleic acids. The counterclaims also allege that the Company engaged in acts of unfair competition under California statutory and common law. Affymetrix seeks a permanent injunction enjoining the Company from further infringement of the `193 patent and `928 patent and, in addition, seeks damages, costs and attorneys' fees and interest. Affymetrix further requests triple damages from the infringement claims based on its allegation of willful infringement by the Company.

        The Company believes it has meritorious defenses and intends to defend vigorously the suits and counterclaims brought by Affymetrix. However, the Company's defenses may be unsuccessful. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from these suits and counterclaims due to uncertainty regarding the ultimate outcome. Regardless of the outcome, the Affymetrix litigation has resulted and is expected to continue to result in substantial expenses and diversion of the efforts of our management and technical personnel. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all. This litigation may also affect the Company's ability to make and use microarrays.

         On October 17, 2001, Invitrogen Corporation filed an action against the Company in the United States District Court for the District of Delaware, alleging infringement of three patents (U.S. patent number 5,244,797, U.S. patent number 5,668,005, and U.S. patent number 6,063,608) that relate to the use of reverse transcriptase with no RNase H activity in preparing complimentary DNA from RNA. The complaint seeks unspecified money damages and injunctive relief. The Company's response to the complaint is due on November 22, 2001. The Company believes that it has meritorious defenses to the complaint and intends to defend the suit brought by Invitrogen vigorously.

Item 2    Changes in Securities

          (a)  Not applicable

          (b)  Not applicable

          (c)  Not applicable

          (d)  Not applicable

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          None

Item 5    Other Information

         The 2002 Annual Meeting of Stockholders will be held on June 4, 2002 at such place and time as will be set forth in the Company's proxy statement relating to that meeting. To be considered for inclusion in the Company's proxy statement and form of proxy for its 2002 Annual Meeting of Stockholders, a stockholder proposal must be received at the principal executive offices of the Company not later than January 1, 2002.

         A stockholder proposal not included in the Company's proxy statement for the 2002 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of the Company at the principal executive offices of the Company and otherwise complies with the provisions of the Company's Bylaws. To be timely, the Company's Bylaws provide that the Company must have received the stockholder's notice not less than 60 days nor more than 90 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 70 days prior to the meeting date, the Company must receive the stockholder's notice by the earlier of (i) the close of business on the 10th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting.

Item 6    Exhibits and Reports on Form 8-K.

          a)   Exhibits

               None

          b)   Reports on Form 8-K

               None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INCYTE GENOMICS, INC.



Date: November 14, 2001               By:  /s/ Roy A. Whitfield
                                           _____________________________________
                                           Roy A. Whitfield
                                           Chief Executive Officer
                                           (Duly Authorized Signatory)


Date: November 14, 2001               By:  /s/ John M. Vuko
                                           _____________________________________
                                           John M. Vuko
                                           Chief Financial Officer
                                           (Principal Financial Officer)