Form 10-K
period 2001-12-31
INCYTE GENOMICS INC
filed 2002-04-01
CIK 879169

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                               -----------------
                                   FORM 10-K

                               -----------------

(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2001

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from  ____________ to ____________

                        Commission File Number: 0-27488

                             INCYTE GENOMICS, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 94-3136539
                   (State of other            (IRS Employer
                   jurisdiction of         Identification No.)
                    incorporation
                  or organization)

               3160 Porter Drive, Palo       (650) 855-0555
               Alto, California 94304
                (Address of principal    (Registrant's telephone
                 executives offices)     number, including area
                                                  code)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on February 28, 2002) was approximately $735.0 million.

   As of February 28, 2002, there were 66,897,667 shares of Common Stock, $.001 per share par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2002 Annual Meeting of Stockholders to be held on June 4, 2002.

================================================================================

Item 1.  Business

   When used in this Report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the Company's expected net profits and losses, expected expenditure levels and rate of growth of expenditures, expected cash flows, the adequacy of capital resources, growth in operations, expected revenues and sources of revenues, the ability to commercialize products developed under collaborations and alliances, our ability to complete the sequence of full-length genes in areas of therapeutic interest and obtain patents on these potential drug targets, our ability to integrate companies, operations and their products that we have acquired or will acquire, the scheduling and timing of current and future litigation, the size of our intellectual property portfolio and its competitive position, our investments in our intellectual property portfolio, our strategy with regard to protecting our proprietary technology, the success of our therapeutic discovery and development efforts, our ability to compete and respond to rapid technological change, our intention to develop pharmaceutical products and ability to compete successfully, our competitive advantage as to the annotation of the human proteome, whether we receive future royalty payments from database collaborators, our ability to leverage our intellectual property and genomic information to take a lead position in therapeutic small molecule, secreted protein and antibody discoveries, the effect of government regulation, the receipt and timing of regulatory approvals obtained on pharmaceutical products developed by our customers utilizing our database information, our compliance with applicable environmental laws and regulations, the adequacy of our current facilities and our ability to locate additional facilities at reasonable rates including a permanent facility for our East Coast operations, our exposure to foreign currency rate fluctuations, products and services under development, and the performance, content and utility of, and the potential cost savings associated with the use of, our products and services. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent to which the pharmaceutical and biotechnology industries use genomic information in research and development, risks relating to development of new products and services and their use by our potential customers and collaborators, our ability to develop and commercialize drugs and other products to improve human health, our ability to work with our collaborators to meet the goals of our collaborations and alliances, the ability of all of our information products whether developed alone or in collaboration with others to aid the research endeavors of third party researchers and to conduct such research in an early cost-effective manner, our ability to enter into new collaborations in support of our own drug discovery and development efforts, our ability to retain and obtain customers, the cost of accessing or acquiring technologies or intellectual property, the effectiveness of our research and development efforts, the impact of alternative technological advances and competition, our ability to compete with pharmaceutical, biotechnology or other researchers with greater financial, personnel or other resources, uncertainties associated with changes in patent laws and developments in and expenses related to litigation and interference proceedings; and the risks set forth below under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

   In the sections of this report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Factors That May Affect Results," all references to "Incyte," "we," "us," "our" or the "Company" mean Incyte Genomics, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

   Incyte and LifeSeq are our registered trademarks. ZooSeq, GeneAlbum, and BioKnowledge Library are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

Overview

   Incyte believes it has the largest commercial portfolio of issued United States patents covering human, full-length genes, the proteins they encode and the antibodies directed against them. We intend to leverage our leading intellectual property and genomic information position to be a leader in therapeutic small molecule, secreted protein and antibody discoveries. In addition, Incyte has also developed a leading integrated platform of genomic technologies designed to aid in the understanding of the molecular basis of disease. These technologies primarily consist of genomic databases and pharmaceutically relevant intellectual property licenses, which help pharmaceutical and biotechnology researchers in their therapeutic discovery and development efforts. These efforts include gene discovery, understanding disease pathways, identifying new disease targets and the discovery and correlation of gene sequence variation to disease.

   During 2001, Incyte increased its focus on its therapeutic discovery and development programs and its information products, which include licensing certain of its intellectual property. As a result, we exited the following activities: microarray-related products and services, genomic screening products and services, public domain clone products and related services, contract sequencing services, transgenics products and services and single nucleotide polymorphism ("SNP") discovery services.

   Our current products include information databases, intellectual property licensing, and certain other products, such as full-length clones.

   Our databases integrate bioinformatics software with proprietary and, when appropriate, publicly available genomic information. In developing our databases, we utilize high-throughput, computer-aided gene sequencing and analysis technologies to identify and characterize the expressed genes of the human genome, as well as certain plant and animal genomes. By searching our proprietary genomic databases, customers can integrate and analyze genomic information from multiple sources to discover genes that may represent the basis for new drug targets, therapeutic proteins, antisense or diagnostic products. Our products can be applied to gene and target discovery, functional genomics studies, preclinical pharmacology and toxicology studies, and can aid in understanding and analyzing the results of clinical development studies.

   We provide access to our databases to pharmaceutical and biotechnology companies and academic institutions worldwide. In addition, customers may access select databases online via our website. As of December 31, 2001, more than fifty companies had entered into agreements for one or more of the products shown below to obtain access to our databases on a non-exclusive basis. Revenues from these companies have primarily consisted of database access fees. Our agreements also provide for future milestone payments and royalties from the development and sale of products derived from proprietary information contained in one or more database modules.

   Our portfolio of database products and services includes:

  .   LifeSeq(R) Gold;

  .   LifeSeq(R) Foundation;

  .   ZooSeq(TM);

  .   Bioknowledge(TM) Library; and

  .   DrugMatrix(TM).

   The databases are available using the Oracle database architecture and operate on various workstations. Online delivery of certain database products is available from the Company's website at www.incyte.com.

   We are also generating revenue from licenses to a range of intellectual property, owned by or exclusively licensed by Incyte, covering genomic technologies and our gene portfolio. Revenues derived from genomic technology licenses are primarily related to microarray fabrication and gene expression, automation, software and sequencing technology.

   Revenues are also generated from the licensing of our extensive gene intellectual property portfolio for use by genomic "tool" and service providers, such as microarray product manufacturers. As part of this licensing strategy, we anticipate we will receive milestones and/or royalties on sales of commercial products developed by certain of our licensees.

Background

   All living cells contain DNA comprised of two strands of complementary molecules. These molecules, called poly-nucleotides, are strung together in specific patterns to create genes. Genes provide the necessary information to create proteins, the molecules that carry out all functions within a cell. Many human diseases are associated with the inadequate or inappropriate presence, production or performance of proteins. As such, pharmaceutical and biotechnology companies often seek to develop drugs that will bind to a targeted protein involved in disease in order to regulate, inhibit or stimulate its biological activity. Other proteins, known as therapeutic proteins, have direct biological activity and may be capable of treating disease. Insulin and human growth hormone are examples of therapeutic proteins. Understanding the role genes play in disease, and the protein targets or therapeutic proteins that they encode, has thus become a significant area of interest and research within the pharmaceutical and biotechnology industries.

  Sequencing

   DNA sequencing is a process that identifies the order in which nucleotides are strung together in a segment of DNA. Once the sequence of a gene is known, the function of the gene may be inferred by comparing its sequence with the sequences of other human genes of known function, or it may be determined through use of other technologies. Genes with similar, or homologous, sequences are likely to have related functions. Comparing gene sequences across species is also a useful tool for understanding gene function, as frequently it is easier to first assess gene function in other organisms.

  Single Nucleotide Polymorphism

   The most common form of gene sequence variation is known as a single nucleotide polymorphism, or SNP. A SNP is defined as a single nucleotide difference within the same DNA region between two individuals. Genetic variation may cause individuals to respond differently to disease or treatment with the same drug. Few, if any, FDA-approved drugs can successfully treat every individual diagnosed with a targeted disease. The differences in patients' responses to a drug are believed to result in part from differences in the sequence of nucleotides within genes.

  Proteomics

   Proteomics is a relatively new field of study that involves the separation, identification, and characterization of proteins present in a biological sample. By comparing disease and control samples, it is possible to identify disease-specific proteins. These may have potential as targets for drug development or as molecular markers of disease.

  Chemogenomics

   Chemogenomics is a field of study bridging genomics into chemistry for drug discovery and development to understand and predict broad compound interaction and influence biological pathways and physiology.

  Gene Expression Technology

   Microarray technology can be used to analyze the expression patterns in a large number of genes simultaneously. A microarray consists of fragments of DNA attached to a surface in a grid-like formation. When fragments of DNA from normal and diseased cells are applied to the microarray, complementary strands attach to each other. Microarray technology allows the fabrication of very small grids containing probes for thousands of different genes. Microarrays can be used in drug discovery and development, to evaluate the behavior of a large number of related genes in a diseased tissue or in response to treatment with a new drug or in diagnostic testing to quickly detect the presence of a large number of disease markers.

Products and Services

Information and Licensing Products

   Sequence Databases. We provide our database collaborators with non-exclusive database access. Database collaborators generally receive periodic data updates as well as upgrades and additional search and analysis tools when they become available. The fees and the period of access are negotiated independently with each company. Fees payable by pharmaceutical and biotechnology collaborators generally consist of access fees, option fees, and non-exclusive or exclusive license fees corresponding to patent rights on proprietary sequences. We also provide access to our database to third parties who use the database to develop genomic tools, such as microarrays that require genetic content, which they in turn sell to pharmaceutical and biotechnology researchers. We may also receive future milestone and royalty payments from database collaborators from the development and sale of their products derived from our technology and database information. Using our databases, researchers can browse not only Incyte-generated data, but also public domain information. Customers may also access select Incyte-hosted databases online via our website. We currently offer the following database modules:

  . LifeSeq Gold Database. Incyte's flagship database, LifeSeq Gold, currently contains more than 7.5 million sequences--5.5 million of which are proprietary to Incyte--representing more than 90% of the human genes. These sequences come from more than 1,500 different libraries from both normal and diseased tissue, including many libraries biased toward rare genes and alternate splice variants, which are variations of known genes that can be similar to, but longer, shorter, or of the same length but of a different sequence from the known gene. More than 1,100 of the libraries in LifeSeq Gold are proprietary to Incyte. The database also contains public domain genomic data that has been curated and aligned with Incyte's gene transcript data using our proprietary informatics processes and sequences corresponding to rare genes. LifeSeq Gold partners also have access to more than 250,000 sequence-verified clone reagents. LifeSeq Gold data can be accessed via a browser-based customized analysis tool to identify genes based on function, disease association, or sequence. LifeSeq Gold is accessible to customers in several different configurations including installation behind the customer's firewall or through the Internet to an Incyte-hosted secure site.

  . LifeSeq Foundation Database. Incyte's new flagship database, LifeSeq Foundation, was built to serve the evolving needs of the biopharmaceutical industry in the post-genomic era. It moves in silico research down the drug discovery pipeline from target discovery toward target validation, the current bottleneck in drug discovery. It provides access to high quality, hand-edited, full-length genes from gene families that historically have been the most likely drug targets. In addition, LifeSeq Foundation allows the researcher to understand quickly the function and biology of a gene using proprietary SNPs, RNA expression, and a hand-curated summary of the published literature from our acquisition of Proteome, Inc. in December 2000. In addition, proprietary bioinformatics has allowed Incyte to identify thousands of putative secreted genes that have the potential to be novel protein therapeutics, which information is also included in LifeSeq Foundation. All of this data is anchored to the human genome to give a comprehensive, stable reference to the transcribed human genome. LifeSeq Foundation enables a rapid transition from the database to lab experiments with access to thousands of full-length clones. Moreover, integration with proprietary rat and mouse homologs from the ZooSeq database allows detailed functional experiments in disease models.

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

  . DrugMatrix Database. DrugMatrix is the result of a collaboration between Incyte and Iconix, together with development partner MDS Pharma Services, Inc. DrugMatrix is a comprehensive research tool in the emerging field of chemogenomics that is designed to enable researchers to select quality leads and drug candidates at an early stage of drug discovery and development, which can lead to cost savings. DrugMatrix brings together the previously isolated fields of chemistry, genomics, toxicology and pharmacology in a single environment, providing a research tool that enables pharmaceutical researchers to ask questions in new ways to help predict the potential success, failure or positioning of therapeutic programs. DrugMatrix integrates approved pharmaceuticals and failed drug molecules by profiling them in tens of thousands of standardized gene expression microarray and molecular pharmacology experiments. In addition, it is supported with scientific literature annotation on known drug pharmacology, toxicology, and pathway interactions. The chemogenomic content of DrugMatrix utilizes a 3-tier database architecture, with a web-based user interface and bio-and chemoinformatics tools, to facilitate access and data mining, to aid medicinal chemists, pharmacologists and toxicologists in accelerating drug discovery through drug lead optimization and reduction of drug candidate failure in clinical trials.

  . BioKnowledge Library. The BioKnowledge Library is a collection of databases focused on the compilation of available protein information. Using proprietary processes, Incyte sifts relevant biological literature for curation into our products. The data are then presented in a simple format that offers flexibility and time savings over traditional library research. Access to thousands of independent research results offers the advantage of reduced library research time and potentially faster progression through discovery pathways.

   We intend to use the anticipated cash generated from our information product line to help fund the cost of our therapeutic discovery and development efforts. Additionally, we anticipate that our information product line assets, in particular our intellectual property, will be used to help drive co-development and collaborative opportunities within our therapeutic discovery and development efforts.

   As of March 1, 2002, we have hired 23 personnel in connection with our therapeutic discovery and development operations in our East Coast facility, and we anticipate that such number will grow throughout the remainder of 2002 as we continue to build these operations.

Therapeutic Discovery and Development

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

   We have increased our investments in identifying and validating drug targets. We employ sophisticated data mining and functional biology tools along with our sequence, gene expression and SNP data included in our databases to identify therapeutic targets. Our target validation efforts are supported by our use of technologies that include biological assays and readout, gene manipulation by antisense, retroviral transfection, and in vivo gene knockouts. Our in-house and collaborative efforts are focused on high-priority therapeutic areas such as cancer, cardiovascular disease and related metabolic disorders, inflammatory disease, neurodegenerative disease, and osteoporosis.

Discontinued Custom Genomics Products and Services

   We recognized revenue in 2001 from the following products and services that we no longer offer:

  Expression

  . LifeExpress Database. The LifeExpress database provided RNA and protein expression data. LifeExpress Target provided comprehensive disease-focused expression data for a number of key therapeutic areas, including cancer, cardiovascular, central nervous system, immunology and inflammation, and metabolic diseases (obesity, osteoporosis, and type 2 diabetes). Researchers used LifeExpress Target to prioritize targets earlier in the discovery cycle; discover genes and regulatory pathways involved in disease; and more quickly identify disease-associated genes by tissue type, cell line, or animal model. The protein expression module was developed in cooperation with our collaborator, Oxford GlycoSciences Plc. The data was accessed via our Java-based software interface that provided a variety of analysis tools.

  . GEM microarrays. Our GEM microarrays (also known as LifeArrays) provided researchers with a cost-effective way to perform detailed analysis of differential gene expression in normal and diseased or treated cells. We offered a variety of GEM microarrays that contained DNA fragments, or clones, from both human and animal genomes.

  Genetics

  . Custom SNP discovery service. We provided customers with high-throughput SNP discovery services. Incyte used its proprietary fSSCP screening method on the customer's genes of interest to detect 95 percent of the polymorphisms that had a frequency greater than or equal to 3.1 percent.

  . IsSNPs. Our In silico SNP data was mined from the LifeSeq Gold database. Researchers used data derived from Incyte's genetics programs to identify and characterize optimal therapeutic targets, gain a better understanding of the relationship between disease phenotypes and genetic variation, enable faster clinical proof of principle, and identify genetic markers of disease progression.

  . Custom Sequencing. Our custom sequencing services leveraged several of our core strengths, including library screening, library construction, high-throughput cDNA sequencing and bioinformatics.

  . Bioreagents and Other Services. We offered a variety of DNA reagents and other services, including clones from our extensive libraries, GEM microarray services, gene screening, clone resources, and robotics.

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

Patents and Proprietary Technology

   Our ability to license proprietary genes may be dependent upon our ability to obtain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. We rely on patent, trade secret and copyright law, as well as nondisclosure and other contractual arrangements to protect our intellectual property. Other pharmaceutical, biotechnology and biopharmaceutical companies, as well as academic and other institutions, have filed applications, may have been issued patents or may obtain additional patents and proprietary rights, relating to products or processes competitive to our products or processes. Patent applications filed by competitors may claim some of the same gene sequences or partial gene sequences as those claimed in patent applications that we file. We are aware that some entities have made or have announced their intention to make gene sequences publicly available. Publication of sequence information may adversely affect our ability to obtain patent protection for sequences that have been made publicly available.

   Our current policy is to file patent applications on what we believe to be novel full-length gene sequences obtained through our high-throughput computer-aided gene sequencing and characterization efforts. We have filed U.S. patent applications in which we have claimed certain partial gene sequences and have filed patent applications in the U.S. and applications under the Patent Cooperation Treaty ("PCT"), designating countries in Europe as well as Canada and Japan, claiming full-length gene sequences associated with cells and tissues that are the subject of our high-throughput gene sequencing program. To date, we hold over 500 U.S. patents with respect to human full-length gene sequences and one issued U.S. patent claiming multiple partial gene sequences. Currently, we have no registered copyrights for our database-related software.

   In 1996, the United States Patent and Trademark Office issued guidelines limiting the number of gene sequences that can be examined in a single patent application. Many of our patent applications containing multiple sequences or partial sequences contain more sequences than the maximum number allowed under the new guidelines. We are reviewing our options, and due to the resources needed to comply with the guidelines, we may decide to abandon patent applications for some of our partial gene sequences, or may not pursue all sequences in every patent application.

   In 2000, the U.S. Patent and Trademark Office issued new guidelines under which its examiners are to determine whether gene patent applications comply with the U.S. Patent Law's utility requirements. We believe that our gene patent applications comply with these legal requirements, but uncertainty remains regarding the application of these requirements to our gene patent applications.

   We have filed patent applications for patentable SNPs identified with our LifeSeq Gold database, through our human genome sequencing program, and through the use of our SNP discovery efforts. These patents will claim rights to SNPs for diagnostic and genotyping purposes. As information relating to particular SNPs is developed, we plan to seek additional rights in those SNPs that are associated with specific diseases, functions or drug responses. The scope of patent protection for gene sequences, including SNPs, is highly uncertain, involves complex legal and factual questions and has recently been the subject of much controversy. No clear policy has emerged with respect to the breadth of claims allowable for SNPs. There is significant uncertainty as to what, if any, claims will be allowed on SNPs discovered through high throughput discovery programs.

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

   In January and September 1998, Affymetrix, Inc. filed lawsuits in the United States District Court for the District of Delaware alleging infringement of three U.S. patents by the Company. In December 2001, Affymetrix and the Company agreed to settle the infringement claims. This settlement does not include Incyte's appeal before the United States District Court for the Northern District of California seeking de novo review of the Board of Patent Appeals and Interferences' decision relating to patent applications licensed by Incyte from Stanford University.

   In October 2001, Invitrogen Corporation filed an action against the Company in the United States District Court for the District of Delaware, alleging infringement of three patents. The complaint seeks unspecified money damages and injunctive relief. The Company believes that it has meritorious defenses and intends to defend this suit vigorously. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Results."

Collaborators

   As of December 31, 2001, Incyte had entered into agreements for information products, which include licensing a portion of its intellectual property, with over fifty pharmaceutical, biotechnology and agricultural companies and academic institutions. Over 79% and 75% of revenues in 2001 and 2000, respectively, were derived from such agreements. In general, collaborators agree to pay, during the term of the agreement, fees to receive non-exclusive access to selected modules of our databases and/or licenses of certain of our intellectual property. In addition, if a collaborator develops certain products utilizing our technology and proprietary database information, royalty payments could potentially be received by Incyte.

   One collaborator contributed 11% of total revenues in 2000 but no collaborator accounted for 10% or more of total revenues in 2001 or 1999.

   For the year ended December 31, 2001, we recorded revenue from collaborators throughout the United States and in Austria, Canada, France, Germany, India, Israel, Japan, Scandinavia, Switzerland and the United Kingdom. Export revenue for the years ended December 31, 2001, 2000 and 1999 was $49.7 million, $48.2 million and $43.7 million, respectively.

Competition

   There is a finite number of genes and gene transcripts in the human genome, and competitors may seek to identify, sequence and determine in the shortest time possible the biological function of a large number of genes in order to obtain a proprietary position with respect to the largest number of new genes discovered. A number of companies, institutions, and government-financed entities are engaged in gene sequencing, gene discovery, gene expression analysis, positional cloning and other genomic service businesses. Many of these companies, institutions and entities have greater financial and human resources than we do. In addition, we are aware that other companies have developed databases containing gene sequence, gene expression, genetic variation or other genomic information and are marketing, or have announced their intention to market, their data to pharmaceutical companies. We expect that additional competitors may attempt to establish databases containing this information in the future.

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

   We are aware that a number of companies are pursuing alternative methods for generating gene expression information, including some that have developed and are developing microarray technologies. These advanced gene expression technologies, if developed, may not be commercially available for our purchase or license on reasonable terms, if at all.

   We believe that the following are important aspects of the competitive position of our database products:

  .   the features and ease-of-use of our database software;

  .   our experience in high-throughput gene sequencing;

  .   the cumulative size of our databases;

  .   the quality of the data, including the annotations in our databases;

  .   our computing infrastructure; and

  . our employees and their experience with bioinformatics and database software.

   Our therapeutic discovery and development efforts compete with those of many companies in both the biotechnology and pharmaceutical sectors that are trying to develop new drugs. These competitors include many that have greater financial resources than us. It is also possible that our therapeutic discovery and development efforts will require access to intellectual property or technologies that are not available to us, or are only available on terms that we consider unreasonable.

   We believe the following are important aspects of the competitive position of our therapeutic discovery and development efforts:

  .   our leading intellectual property portfolio;

  . the experience of our senior management in managing the discovery and development of drugs; and

  .   our relationships with pharmaceuticals and biotechnology collaborators.

   The genomics industry is characterized by extensive research efforts and rapid technological progress. New developments are expected to continue and there can be no assurance that discoveries by others will not render our services and potential products noncompetitive. In addition, significant levels of research in biotechnology and medicine occur in universities and other non-profit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. These entities also compete with us in recruiting talented scientists. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Results--Our industry is intensely competitive, and if we do not compete effectively, our revenues may decline and losses may increase."

Government Regulation

   Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by us, our collaborators or our licensees. Our agreements with our LifeSeq Gold database subscribers provide for the payment to us of royalties on any pharmaceutical products developed by those subscribers derived from proprietary information obtained from our genomic databases. Thus, the receipt and timing of regulatory approvals for the marketing of such products may have a significant effect on our future revenues.

   Any products that we or our collaborators develop will require regulatory clearances prior to clinical trials and additional regulatory clearances prior to commercialization. We believe that the potential products developed by us or our collaborators will be regulated either as biological products or as new drugs. New drugs and biologics are subject to rigorous preclinical and clinical testing and other approval procedures by the United States Food and Drug Administration under the Federal Food, Drug, and Cosmetic Act in the United States. In addition to being subject to certain provisions of that Act, biologics are also regulated under the Public Health Service Act. Both statutes and their corresponding regulations govern, among other things, the testing, manufacturing, distribution, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs.

   FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of biologics and drugs. FDA approval is required prior to marketing a pharmaceutical product in the United States. To obtain this approval the FDA requires clinical trials to demonstrate the safety, efficacy, and potency of the product candidates. Clinical trials are the means by which experimental drugs or treatments are tested in humans. New therapies typically advance from laboratory, research, testing through animal, preclinical, testing and finally through several phases of clinical, human testing. Upon successful completion of clinical trials, approval to market the therapy for a particular patient population may be requested from the FDA in the United States and/or its counterparts in other countries.

   Obtaining FDA approval has historically been a costly and time-consuming process. We may not obtain FDA approvals in a timely manner, or at all. We and our collaborators may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Generally, in order to gain FDA pre-market approval, a developer first must conduct laboratory studies and animal-model studies to gain preliminary information on an agent's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug application, which the FDA must review before human trials of an investigational drug can start. The investigational new drug application includes a detailed description of the initial animal studies and human investigation to be undertaken.

   Laboratory studies can take several years to complete, and there is no assurance that an investigational new drug application based on such studies will ever become effective so as to permit human testing to begin. A 30-day waiting period after the receipt of each investigational new drug application is required by the FDA prior to the commencement of human testing. If the FDA has not commented on or questioned the investigational new drug application within this 30-day period, human studies may begin. If the FDA has comments or questions, it places the studies on clinical hold and the questions must be answered to the satisfaction of the FDA before human testing may begin.

   In order to commercialize pharmaceutical products, we or one of our collaborators must sponsor and file an investigational new drug application and be responsible for initiating and overseeing the human studies to demonstrate the safety and efficacy and, for a biologic product, the potency, which are necessary to obtain FDA approval of any such products. For our or our collaborator-sponsored investigational new drug applications, we or our collaborator will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations and the general investigational plan and protocols contained in the investigational new drug application. Human clinical trials are normally conducted in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary activity of the drug, involve fewer than 100 subjects and may take from six months to over a year to complete. Phase II trials normally involve a few hundred patients, but in some cases may involve fewer. Phase II trials are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded trials with larger numbers of patients which are intended to gather the additional information for proper dosage and labeling of the drug and demonstrate its overall safety and effectiveness. All three phases generally take three to five years, but may take longer, to complete. Regulations promulgated by the FDA may shorten the time periods and reduce the number of patients required to be tested in the case of certain life-threatening diseases which lack available alternative treatments.

   The FDA receives reports on the progress of each phase of testing, and it may require the modification, suspension, or termination of trials if an unwarranted risk is presented to patients. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. The investigational new drug application process can thus result in substantial delay and expense. Inadvertent regulatory noncompliance by the investigator, or intentional investigator misconduct, can jeopardize the usefulness of study results and, in some circumstances, require the company to repeat a study.

   After completion of trials of a new drug or biologic product, FDA marketing approval must be obtained. If the product is regulated as a biologic, the Center for Biological Evaluation and Research will require the submission and approval, depending on the type of biologic, of either a biologic license application or, in some cases, a product license application and an establishment license application before commercial marketing of the biologic. If the product is classified as a new drug, we must file a new drug application with the Center for Drug Evaluation and Research and receive approval before commercial marketing of the drug. The new drug application or biologic license applications must include results of product development, laboratory, animal and human studies, and manufacturing information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the new drug application or biologic license applications for filing and, even if filed, that any approval will be granted on a timely basis, if at all. In the past, new drug applications and biologic license applications submitted to the FDA have taken, on average, one to two years to receive approval after submission of all test data. If questions arise during the FDA review process, approval can take more than two years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the new drug application or biologic license application does not satisfy its regulatory criteria for approval and require additional studies. In addition, the FDA may condition marketing approval on the conduct or specific post-marketing studies to further evaluate safety and effectiveness. Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to compliance with current good manufacturing practices, or cGMPs, reporting of adverse effects, advertising, promotion and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

   We are also subject to various federal, state and local laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, that may be used in connection with our research. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that our continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws and regulations may affect our future operations.

   The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations require the expenditure of substantial resources over a significant period of time, and there can be no assurance that any approvals will be granted on a timely basis, if at all. Any such delay in obtaining or failure to obtain such approvals could adversely affect our ability to earn milestone payments, royalties or other license-based fees. Additional governmental regulations that might arise from future legislation or administrative action cannot be predicted, and those regulations could delay or otherwise affect adversely regulatory approval of potential pharmaceutical products.

Corporate History

   Incyte was incorporated in Delaware in April 1991 under the name Incyte Pharmaceuticals, Inc. In June 2000, our stockholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name to Incyte Genomics, Inc.

Human Resources

   As of December 31, 2001, we had 585 employees, including 137 in sequencing and reagent production, 71 in bioinformatics, 114 in research and development (including patent legal), and 263 in marketing, sales, business development, finance, operations support and administrative positions. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good. Our future success will depend in part on the continued service of our key scientific, bioinformatics and management personnel and our ability to identify, hire and retain qualified personnel, including personnel in the marketing, sales and therapeutic discovery and development areas. There is intense competition for qualified personnel in the areas of our activities, especially with respect to experienced scientific and bioinformatics personnel, and there can be no assurance that we will be able to continue to attract and retain such personnel necessary for the development of our business. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Results--If we are unable to manage effectively our growth, our operations, and ability to support our customers could be affected, which could harm our revenues" and "--We depend on key employees in a competitive market for skilled personnel, and the loss of the services of any of our key employees would affect our ability to achieve our objectives" and "Competition for scientific and managerial personnel in our industry is intense; we will not be able to sustain our operations if we are not able to attract and retain key personnel."

Research and Development

   Since our inception, we have made substantial investments in research and technology development. During 2001, 2000 and 1999, we incurred research and development expenditures of $213.3 million, $192.6 million and $146.8 million, respectively.

Item 2.  Properties

   Incyte's headquarters are in Palo Alto, California, where its main research laboratories, sequencing facility, bioinformatics and administrative facilities are located. Incyte also has offices in Beverly, Massachusetts; Cambridge, England; and Tokyo, Japan. We also had lease and sublease agreements at December 31, 2001 that include facilities that were closed as a part of the restructuring in Fremont, California; St. Louis, Missouri; and Cambridge, England. As of December 31, 2001, Incyte had multiple sublease and lease agreements covering approximately 409,000 square feet that expire on various dates ranging from November 2002 to March 2011. In March 2002, we entered into a lease agreement for our first East Coast therapeutic discovery and development operation in Newark, Delaware. Incyte believes that its current facilities, along with the East Coast lease signed in 2002, are adequate to support its current and anticipated near-term operations and believes that it can obtain additional space it may need in the future on commercially reasonable terms.

Item 3.  Legal Proceedings

  Affymetrix

   On December 21, 2001, Incyte agreed to settle the following existing patent infringement litigation with Affymetrix, Inc.: Affymetrix, Inc. v. Synteni, Inc. and Incyte Pharmaceuticals, Inc., Case Nos. C 99-21164 JF and C 99-21165 JF (N.D. Cal.); Incyte Genomics, Inc. v. Affymetrix, Inc., Case No. C 01-20065 JF (N.D. Cal.); and the Incyte Opposition to Affymetrix's European Patent No. EP 0 619 321. The first lawsuit involved several of Affymetrix's microarray-related patents (U.S. Patent Nos. 5,445,934, 5,744,305 and 5,800,992). The second lawsuit involved Incyte's RNA amplification patents (U.S. Patent Nos. 5,716,785 and 5,891,636) and two additional microarray-related patents held by Affymetrix (U.S. Patent Nos. 5,871,928 and 6,040,193). As a part of the settlement, the companies have agreed to certain non-exclusive, royalty-bearing licenses and an internal use license under their respective intellectual property portfolios. This settlement does not include Incyte's appeal before the United States District Court for the Northern District of California seeking de novo review of the Board of Patent Appeals and Interferences' decision relating to patent applications licensed by Incyte from Stanford University. There can be no assurances as to the outcome of that appeal.

  Invitrogen

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

   On November 21, 2001, the Company filed its answer to the complaint filed by Invitrogen in the United States District Court for the District of Delaware. In addition to its answers to Invitrogen's patent infringement claims, the Company asserted seven counterclaims against Invitrogen seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches, and patent misuse. The Company also seeks its fees, costs, and expenses. Invitrogen filed its answer to the Company's counterclaims on January 9, 2002.

   Simultaneously with the filing of its answer, the Company filed a motion to transfer the action from the United States District Court for the District of Delaware to the United States District Court for the District of Maryland, where Invitrogen Corporation is currently a party to three infringement actions alleging infringement of the same patents-in-suit. The issue of transfer has been fully briefed and submitted to the court for decision.

   In addition, on November 21, 2001, the Company filed a complaint against Invitrogen, as amended on December 21, 2001 and March 7, 2002, in the United States District Court for the Southern District of California alleging infringement of fourteen of the Company's patents. Nine of the asserted patents (U.S. patent numbers 5,633,149, 5,637,462, 5,817,497, 5,840,535, 5,919,686,
5,925,542, 5,962,263, 5,789,198 and 6,001,598) are gene patents. Three of the patents (U.S. patent numbers 5,716,785, 5,891,636, and 6,291,170) relate to RNA amplification and gene expression. Two of the patents (U.S. patent numbers 5,807,522 and 6,110,426) relate to methods of fabricating microarrays of biological samples. The complaint seeks a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen's conduct, as well as the Company's fees, costs, and interest. The Company further seeks triple damages from the infringement claim based on Invitrogen's willful infringement of the Company's patents. Invitrogen's response to the Company's Second Amended Complaint is due in April 2002.

   The Company believes that it has meritorious defenses and intends to defend the suit and potential counterclaims brought by Invitrogen vigorously. However, the Company's defenses may be unsuccessful. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from this suit due to uncertainty regarding the ultimate outcome. Regardless of the outcome, the Invitrogen litigation is expected to result in substantial costs to the Company. Further, there can be no assurance that any license that may be required as a result of this litigation on the outcome thereof would be made available on commercially acceptable terms, if at all.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of our security holders during the fourth quarter of 2001.

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

                                                      High    Low
                                                     ------- ------
             2000
                First Quarter....................... $144.53 $32.63
                Second Quarter......................   60.25  21.69
                Third Quarter.......................   55.56  34.00
                Fourth Quarter......................   43.00  22.06

             2001
                First Quarter.......................   30.63  11.44
                Second Quarter......................   25.07  12.61
                Third Quarter.......................   22.56  10.76
                Fourth Quarter......................   21.22  12.68

   As of December 31, 2001, the Common Stock was held by 415 stockholders of record. The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future. The above high and low sales prices for the Common Stock have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend in August 2000.

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

                                                                                   Year Ended December 31,
                                                                      -------------------------------------------------
                                                                        2001       2000      1999      1998      1997
                                                                      ---------  --------  --------  --------  --------
Consolidated Statement of Operations Data:
Revenues............................................................. $ 219,263  $194,167  $156,962  $134,811  $ 89,996
Costs and expenses:
    Research and development.........................................   213,336   192,556   146,833    97,192    72,452
    Selling, general and administrative..............................    70,626    64,201    37,235    25,438    13,928
    Charge for purchase of in-process research and development.......        --        --        --    10,978        --
    Acquisition-related charges......................................        --        --        --     1,171        --
    Other expenses /(1)/.............................................   130,372        --        --        --        --
                                                                      ---------  --------  --------  --------  --------
       Total costs and expenses......................................   414,334   256,757   184,068   134,779    86,380
Income (loss) from operations........................................  (195,071)  (62,590)  (27,106)       32     3,616
Interest and other income/(expense), net.............................    23,453    41,735     5,485     7,416     4,326
Interest expense.....................................................   (10,128)  (10,529)     (316)     (150)     (186)
Loss on sale of assets...............................................    (5,777)       --        --        --        --
Gain on certain derivative financial instruments.....................       553        --        --        --        --
Losses from joint venture............................................        --    (1,283)   (5,631)   (1,474)     (300)
                                                                      ---------  --------  --------  --------  --------
Income (loss) before income taxes, extraordinary item and accounting
 change..............................................................  (186,970)  (32,667)  (27,568)    5,824     7,456
Provision (benefit) for income taxes.................................       930       205      (800)    2,352       548
                                                                      ---------  --------  --------  --------  --------
Income (loss) before extraordinary item and accounting change........  (187,900)  (32,872)  (26,768)    3,472     6,908
Extraordinary item, net of taxes.....................................     2,386     3,137        --        --        --
Cumulative effect of accounting change, net of taxes /(2)/...........     2,279        --        --        --        --
                                                                      ---------  --------  --------  --------  --------
Net income (loss).................................................... $(183,235) $(29,735) $(26,768) $  3,472  $  6,908
                                                                      =========  ========  ========  ========  ========
Basic net income (loss) per share.................................... $   (2.77) $  (0.47) $  (0.48) $   0.06  $   0.14
                                                                      =========  ========  ========  ========  ========
Number of shares used in computation of basic net income (loss) per
 share...............................................................    66,193    63,211    56,276    53,842    48,600
                                                                      =========  ========  ========  ========  ========
Diluted net income (loss) per share.................................. $   (2.77) $  (0.47) $  (0.48) $   0.06  $   0.13
                                                                      =========  ========  ========  ========  ========
Number of shares used in computation of diluted net income (loss) per
 share...............................................................    66,193    63,211    56,276    57,798    52,996
                                                                      =========  ========  ========  ========  ========

                                                                                         December 31,
                                                                      -------------------------------------------------
                                                                        2001       2000      1999      1998      1997
                                                                      ---------  --------  --------  --------  --------
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities available-for-sale. $ 507,903  $582,180  $ 66,937  $111,233  $113,095
Working capital......................................................   505,113   571,583    58,043    81,437    90,700
Total assets.........................................................   705,559   886,820   221,934   230,290   199,089
Non-current portion of capital lease obligations and notes payable...        --        --       194       796       801
Convertible subordinated notes.......................................   179,248   187,814        --        --        --
Accumulated deficit..................................................  (268,139)  (84,904)  (55,169)  (28,401)  (30,129)
Stockholders' equity.................................................   440,203   622,694   170,282   179,567   145,702

--------
(1) Includes the following charges recorded in 2001: $68,666--goodwill and intangibles impairment; $55,602--non-recurring restructuring charges; and $6,104--impairment of a long-lived asset. See Note 14 of Notes to Consolidated Financial Statements.
(2) Reflects the adoption of SFAS 133 related to the recording of warrants held in other companies at fair value at the date of adoption.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Annual Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

   When used in this discussion, the words "expects," "believes," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the Company's expected net losses, expected expenses and expenditure levels, expected revenues, sources of revenues, expected uses of cash, expected cash flows, expected expenditures including expenditures on intellectual property and research and development, and expected investments, expected marketable securities balances, the adequacy of capital resources, the effect of SFAS 142 and SFAS 144, and growth in operations, the size of our intellectual property portfolio and its competitive position, our ability to leverage our intellectual property and genomic information to take a lead position in our market, effect of pharmaceuticals company consolidations, our ability to manage growth of our operations, our ability to obtain and maintain product liability insurance, our strategy with regard to protecting our intellectual property are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the biotechnology and pharmaceutical industries; actual and future consolidations of pharmaceutical companies; risks relating to the development of new products and their use by potential collaborators of the Company; the impact of technological advances and competition; the ability of the Company to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; the cost of accessing or acquiring technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene and other discoveries; developments in and expenses relating to litigation; the results of businesses in which the Company has purchased equity; and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

   Incyte believes it has the largest commercial portfolio of issued United States patents covering human, full-length genes, the proteins they encode and the antibodies directed against them. We intend to leverage our leading intellectual property and genomic information position to be a leader in therapeutic small molecule, secreted protein and antibody discoveries. In addition, Incyte has also developed a leading integrated platform of genomic technologies designed to aid in the understanding of the molecular basis of disease. These technologies primarily consist of genomic databases and pharmaceutically relevant intellectual property licenses, which help pharmaceutical and biotechnology researchers in their therapeutic discovery and development efforts. These efforts include gene discovery, understanding disease pathways, identifying new disease targets and the discovery and correlation of gene sequence variation to disease.

   In December 2001, Incyte agreed to settle existing patent infringement litigation with Affymetrix, Inc. involving several of Affymetrix's microarray-related patents and Incyte's RNA amplification patents and two additional microarray-related patents held by Affymetrix. As a part of the settlement, the companies have agreed to certain non-exclusive, royalty-bearing licenses and an internal use license under their respective intellectual property portfolios. This settlement does not include Incyte's appeal before the United States District Court for the Northern District of California seeking de novo review of the Board of Patent Appeals and Interferences' decision relating to patent applications licensed by Incyte from Stanford University. There can be no assurances as to the outcome of such an appeal.

   During 2001, Incyte increased its focus on its therapeutic discovery and development program and its information products, which include licensing a portion of its intellectual property. As a result, we exited the following activities: microarray products and related services, genomic screening products and services, public domain clone products and related services, contract sequencing services, transgenics products and services and SNP discovery services. As a part of the exit of these activities, we have closed certain of our facilities in Fremont, California; St. Louis, Missouri and Cambridge, England. In addition to the product lines exited, we made infrastructure and other personnel reductions at our other locations resulting in an aggregate workforce reduction of approximately 400 employees. A non-recurring charge for restructure charges and impairment of long-lived assets of $130.4 million was recorded in the fourth quarter of 2001 as a result of the change in focus. This charge was comprised of the following items: $68.7 million--goodwill and intangibles impairment; $55.6 million--nonrecurring restructuring charges (including $32.6 million in equipment and other assets impaired) and $6.1 million--impairment of a long-lived asset.

   As a result of the Company's change in strategic direction and restructuring in 2001, pursuant to SFAS 121, Incyte performed an assessment of the carrying value of its long lived assets recorded in connection with its Hexagen and Proteome acquisitions and used in the operations being exited.

   Equipment and other assets that were disposed of or removed from operations were written down to their estimated fair value of $0.7 million and that resulted in a charge of $32.6 million. The write-down of equipment and other assets primarily relates to leasehold improvements, computer equipment and related software, lab equipment and office equipment associated with the activities being exited and related infrastructure reduction. Additionally, the write-off of equipment and other assets also includes certain software costs related to products no longer being offered. We estimated the fair value of equipment and other assets based on the current market conditions.

   In December 2000, we completed the acquisition of Proteome, Inc., a privately held proteomics database company. We issued 1,248,522 shares of our common stock and $37.7 million in cash in exchange for all of Proteome's outstanding capital stock. In addition, we assumed Proteome's stock options, which if fully vested and exercised, would amount to 216,953 shares of its common stock. The fair value of the stock options assumed were allocated between additional purchase price and deferred compensation in accordance with guidance provided by the Financial Accounting Standards Board's Interpretation No. 44. The transaction was accounted for as a purchase. The amount of the purchase price in excess of net tangible assets acquired of approximately $70.8 million, was allocated to goodwill ($50.3 million), database ($16.6 million), developed technology ($0.6 million), tradename ($1.7 million), and assembled workforce ($1.6 million), which are being amortized over 8, 8, 5, 3 and 3 years, respectively. At the time of acquisition, we believed the acquisition would strengthen our database offering with a larger collection of protein annotation information. In the fourth quarter of 2001, we found that collaborators were unwilling to pay fees to access the Proteome databases that were sufficient to support the continued investment required to build and sustain the Proteome products. In addition, we eliminated the positions of approximately 45% of Proteome employees. We consider these events to be indicators of potential impairment and performed a forecast of future cash flows evaluation of the affected long-lived assets, which indicated the long-lived assets were impaired. As a result, we recorded an impairment charge on the goodwill and intangible assets associated with the Proteome acquisition in the amount of $58.5 million. The net remaining balance of intangible assets at December 31, 2001 related to this acquisition is $2.9 million.

   The activities acquired through the Hexagen acquisition related primarily to a method of SNP discovery. Although SNP discovery will continue, the Hexagen method is one of the activities that will not be continued after the change in strategic direction and restructuring. As a result, the company determined that the goodwill and intangible assets related to this acquisition have no future cash flows to support their carrying value and a $10.2 million charge was recorded to write these assets down to their estimated fair value.

   In reviewing its existing long-lived assets, we determined, based on certain impairment indicators, that an asset related to capitalized software should be analyzed for impairment. As a result of this analysis, it was determined that the net book value of the asset was in excess of future revenues expected from sale of this software reduced by costs to sell. Therefore, it was determined that this capitalized software was impaired and we recognized a $6.1 million impairment charge.

Critical Accounting Policies and Estimates

   Incyte believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  .   Revenue recognition

  .   Valuation of long-lived assets

  .   Accounting for long-term investments

   Revenue Recognition. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. The Company enters into various types of agreements for access to our information databases, use of our intellectual property and sales of our custom genomics products and services. Revenue is deferred for fees received before earned.

   Revenue from database agreements are recognized evenly over the access period. Revenue from licenses to the Company's intellectual property are recognized when earned under the terms of the related agreements. Royalty revenues are recognized upon the sale of the products or services to third parties by the licensee or other agreed upon terms.

   Revenues from custom products, such as clones, are recognized upon completion and delivery. Revenues from custom services are recognized upon completion of contract deliverables. Revenue from gene expression microarray services includes: technology access fees, which are recognized ratably over the access term, and progress payments, which are recognized at the completion of key stages in the performance of the service in proportion to the costs incurred.

   Revenues recognized from multiple element contracts are allocated to each element of the arrangement based on the relative fair values of the elements. The determination of fair value of each element is based on objective evidence from historical sales of the individual element by us to other customers. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. In accordance with SAB 101, when elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the element is completed. When revenues for an element are not specifically tied to a separate earnings process they are recognized ratably over the term of the agreement. When contracts include non-monetary exchanges, the non-monetary transaction is determined using the fair value of the products and services involved, as applicable.

   Valuation of Long-Lived Assets. We assess the impairment of long-lived assets, which includes property and equipment, acquisition-related intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

  .   Significant changes in the strategy of our overall business;

  . Significant underperformance relative to expected historical or projected future operating results;

  .   Significant changes in the manner of use of the acquired assets;

  .   Significant negative industry or economic trends;

  .   Significant decline in our stock price for a sustained period; and

  .   Our market capitalization relative to net book value.

   When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, in accordance with SFAS 121, we perform an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets and long-lived assets amounted to $50.8 million as of December 31, 2001. Included in that amount are assets with a net book value of $0.7 million that are being marketed for sale.

   Accounting for Long-Term Investments. We hold equity and debt securities and warrants in companies having operations or technology in areas primarily within our strategic focus, some of which are publicly traded and can have volatile share prices. Investments in publicly traded companies are classified as available-for-sale and are adjusted to their fair value each month based on the their traded market price with any adjustments being recorded in other comprehensive income. Investments in privately held companies are carried at cost, and we monitor the company's financial results and prospects on a regular basis to determine whether an impairment exists. We record an investment impairment charge when we believe that the investment has experienced a decline in value that is other than temporary. Generally, declines that persist for six months or more are considered other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional impairment charges.

Results of Operations

   The Company recorded net losses for the years ended December 31, 2001, 2000 and 1999 of $183.2 million, $29.7 million and $26.8 million, respectively. On a basic and diluted per share basis, net loss was $2.77, $0.47 and $0.48 for the years ended December 31, 2001, 2000 and 1999, respectively. The net loss per share in 2000 and thereafter reflects the dilutive effect of four million shares issued in a February 2000 private equity offering.

   Revenues. Revenues for the years ended December 31, 2001, 2000 and 1999 were $219.3 million, $194.2 million and $157.0 million, respectively.

   For the year ended December 31, 2001, revenues from companies considered to be related parties, as defined by SFAS 57 were $24.6 million. With respect to Incyte, related parties consist of companies in which members of Incyte's Board of Directors have invested, either directly or indirectly, or in which a member of Incyte's Board of Directors is an officer or holds a seat on the board of directors.

   Revenues received from agreements in which collaborators paid with equity or debt instruments in their company were $7.8 million and $6.6 million in 2001 and 2000, respectively. Additionally, revenues received from agreements in which the Company concurrently invested funds in the collaborator's stock were $14.1 million and $6.4 million in 2001 and 2000, respectively. We did not have similar transactions in 1999.

   We also entered into transactions in which we have recognized revenues of $24.7 million and $6.7 million in 2001 and 2000, respectively, with certain customers from whom we concurrently committed to purchase goods or services of $47.4 million and $12.4 million in 2001 and 2000, respectively. Of such amounts, we expensed $18.3 million and $1.3 million in 2001 and 2000, respectively. We did not have similar transactions in 1999.

   The above transactions were recorded at fair value in accordance with the Company's revenue recognition policy.

   Revenues are derived primarily from information products, which include licensing of our intellectual property, and custom genomics. Information products include database subscriptions, licensing, and partner programs and represented 79%, 75% and 80% of total net revenues in 2001, 2000 and 1999, respectively. Custom genomics includes microarray-based gene expression products and services, genomic screening products and services, public domain clone products and related services, contract sequencing and SNP discovery services and represented 21%, 25% and 20% of total net revenues in 2001, 2000 and 1999, respectively. The increase in information product revenues in 2001 from 2000 is primarily due to an increase in licensing of our intellectual property. The increase in revenues from 1999 to 2000 resulted primarily from database agreements with new customers, revenues from the Pfizer partner program, revenues from new products, as well as increased revenues from custom genomics products and services. Revenues for 2002 are expected to be in the range of $130.0 million to $150.0 million. This anticipated decrease primarily reflects the impact expected from the exit of custom genomics products and services and from utilizing our information products differently to facilitate our therapeutic discovery and development collaboration and co-development efforts.

   Operating Expenses. Total costs and expenses for the years ended December 31, 2001, 2000 and 1999 were $414.3 million, $256.8 million and $184.1 million, respectively. Total costs and expenses for 2002 are currently expected to be in the range of $210 million to $220 million. This anticipated decrease reflects the reduction in expenses derived from the activities and related infrastructure that were exited in the restructuring and the non-recurring restructuring charges and long-lived asset write-downs in 2001, offset by expanded spending in connection with the therapeutic discovery and development efforts.

       Research and development expenses. Research and development expenses for the years ended December 31, 2001, 2000 and 1999 were $213.3 million, $192.6 million and $146.8 million, respectively. The increase from 2001 over 2000 resulted primarily due to 2001 having a full year of activity related to the Proteome acquisition, which was completed in December 2000, and an increase in the costs related to the Company's therapeutic discovery and development efforts. The increase from 2000 over 1999 resulted primarily from an increase in bioinformatics and software development efforts, SNP discovery efforts, microarray production, partner program expenses, expression database development, an increase in internal disease pathway and therapeutic discovery and development programs, and the development of internet and e-commerce products.

       Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2001, 2000 and 1999 were $70.6 million, $64.2 million and $37.2 million, respectively. The increase in 2001 over 2000 resulted primarily from having a full year of activity related to the Proteome acquisition, which was completed in December 2000, and increased legal expenses related to the Company's patent infringement cases. The increase in selling, general and administrative expenses in 2000 over 1999 resulted primarily from the growth in the Company's sales and marketing function, including its branding efforts, and increased personnel to support the growing complexity of the Company's operations. The Company's selling, general and administrative expenses were also impacted by legal expenses related to the Company's patent lawsuits with Affymetrix, GeneLogic and Invitrogen of approximately $14.6 million in 2001, and the Company's patent infringement lawsuits with Affymetrix and GeneLogic of $8.9 million and $6.5 million, in 2000 and 1999, respectively.

       Other expenses. Other expenses of $130.4 million for the year ended December 31, 2001 represent the charges recorded in connection with the fourth quarter restructuring and long-lived asset impairments. These expenses, of which $109.4 million were non-cash charges, were comprised of the following items: $68.7 million--goodwill and intangibles impairment and $55.6 million--non-recurring restructuring charges and $6.1 million--impairment of long-lived asset.

   Other Income/Expense. Other income/expense includes "Interest and Other Income/Expense", "Interest Expense" and "Income Tax Expense". Total other income/expense for the years ended December 31, 2001, 2000 and 1999 were income of $12.4 million, $31.0 million and $6.0 million, respectively. Total other income/expense for 2002 is expected to be approximately $3 million to $7 million of income.

       Interest and other income/expense, net. Interest and other income/expense, net, for the years ended December 31, 2001, 2000 and 1999, was income of $23.4 million, $41.7 million and $5.5 million, respectively.

The decrease in 2001 from 2000 was primarily due to the impact of impairment charges recorded in 2001 totaling $14.7 million on long-term investments due to declines in values deemed to be other than temporary. To a lesser degree, the decrease in the cash and marketable securities average balances for 2001 and lower interest rates also contributed to the lower interest income. The increase in 2000 from 1999 was primarily due to higher interest income, and a gain of $5.4 million from the sale of one of the Company's long-term strategic investments. The higher interest income was primarily due to the convertible debt offering and private equity offering in February 2000 resulting in higher cash, cash equivalent and marketable securities balances.

       Interest expense. Interest expense for the years ended December 31, 2001, 2000 and 1999 was $10.1 million, $10.5 million and $0.3 million, respectively. The small decrease in 2001 from 2000 is due to a lower average outstanding balance of our convertible subordinated notes as a result of the timing of issuance in 2000 and subsequent repurchases of $23.0 million in par value, causing the interest thereon to decrease. The increase in 2000 from 1999 was primarily due to the interest on the convertible subordinated notes issued by the Company in February 2000.

       Income taxes. Due to the Company's net loss in 2001 and 2000, the Company had a minimal effective annual income tax rate. The income taxes for 2001 and 2000 are attributable to foreign operations. In 1999, the Company had an effective income tax benefit rate of 3.0%, primarily due to the carryback of the 1999 net operating loss.

   Loss on Sale of Assets. Loss on the sale of assets of $5.8 million in 2001 resulted from the divestiture of the transgenics product line and the sale of certain of those assets. There were no significant sales of assets in 2000 or 1999.

   Gain on Certain Derivative Financial Instruments. Gain on derivatives in 2001 of $0.6 million represents the change in fair value of certain long-term investments, specifically warrants held in other companies, in accordance with SFAS 133.

   Losses from Joint Venture. Losses from joint venture were $0, $1.3 million and $5.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. In September 1997, the Company formed a joint venture, diaDexus, LLC ("diaDexus") with SmithKline Beecham Corporation. The loss represents the Company's share of diaDexus' losses from operations. On April 4, 2000, diaDexus converted from an LLC to a corporation and completed a private equity financing at which time the Company no longer had significant influence over diaDexus. Accordingly, the Company began accounting for its investment in diaDexus under the cost method of accounting as of the date of the financing, and therefore did not include diaDexus' results of operations in the Company's statement of operations subsequent to that date.

   Extraordinary Item, Net. In 2001 and 2000, the Company repurchased $8.0 million and $15.0 million face value of its 5.5% convertible subordinated notes on the open market, respectively. The repurchase resulted in a gain of $2.4 million and $3.1 million, for the years ended December 31, 2001 and 2000, respectively.

   Cumulative Effect of Accounting Change, Net. The Company adopted FASB Statement No. 133 ("SFAS 133") on January 1, 2001. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. The $2.3 million cumulative effect reported in 2001 relates to the recording of warrants held in other companies at fair value upon the adoption of SFAS 133.

Recent Accounting Pronouncements

   In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The adoption of this statement on January 1, 2002 is not expected to have a material impact on the Company's consolidated financial statements.

   In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Long-Lived Assets ("SFAS 144"). The FASB's new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and portions of APB Opinion No. 30, Reporting the Results of Operations. SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as presently required. The Company will adopt the provisions of SFAS 144 during the first quarter of fiscal year 2002. The adoption of this statement on January 1, 2002 is not expected to have a material impact on the Company's consolidated financial statements.

Liquidity and Capital Resources

   As of December 31, 2001, the Company had $507.9 million in cash, cash equivalents and marketable securities, compared to $582.2 million as of December 31, 2000. The Company has classified all of its marketable securities as short-term, as the Company may choose not to hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company's investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

   Net cash used in operating activities was $47.0 million, $13.9 million and $21.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The change in net cash used in 2001 as compared to 2000 was primarily due to the increase in net loss in 2001, less non-cash restructuring charges and impairment of long-lived assets, as well as increases in cash usage for accounts receivable and accounts payable. The change in net cash used in 2000 as compared to 1999 was primarily due to the increases in accounts payable and accrued and other current liabilities and the slower increase of accounts receivables in 2000 as compared to 1999. These were partially offset by the increase in prepaid assets and the decrease in deferred revenue.

   The Company's investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and net purchases of long-term investments. Capital expenditures for the years ended December 31, 2001, 2000 and 1999, were $12.9 million, $59.5 million and $34.8 million, respectively. Capital expenditures decreased in 2001 due to lower spending on computer equipment, laboratory equipment and minimal spending on leasehold improvements in 2001 and increased in 2000 and 1999 primarily due to investments in computer equipment and software, laboratory equipment, and leasehold improvements related to the expansion of the Company's facilities. Long-term investments in companies having operations or technology in areas within our strategic focus were $28.0 million, $3.5 million and $4.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. In 2000 the Company sold stock in an investment, resulting in proceeds of $7.9 million and a gain of $5.4 million, and diaDexus repaid its $2.5 million note to Incyte. In 1999 the Company liquidated its investment in two such companies, resulting in proceeds of $4.3 million and a net realized gain of $0.2 million. In 2000, the Company paid $36.9 million, net of cash received, in connection with the acquisition of Proteome. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, capital expenditures and maturities/sales and purchases of marketable securities.

   Net cash provided by financing activities was $5.8 million, $619.1 million and $12.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net cash provided by financing activities in 2001 was primarily due to proceeds received from the issuance of common stock under the Company's stock option and employee stock purchase plans, offset by amounts paid to repurchase convertible subordinated notes. Net cash provided by financing activities in 2000 was primarily due to the Company raising additional funds in two financing transactions. In February 2000, the Company issued $200.0 million aggregate principal amount of 5.5% convertible subordinated notes due 2007 in a private placement, resulting in net proceeds of $196.8 million. Also in February 2000, the Company issued 4,000,000 shares of its common stock in a private placement, for an aggregate purchase price of $422.0 million. Net proceeds from the sale of those shares were $403.3 million. Net cash provided by financing activities in 1999 was due to the issuance of common stock under the Company's stock option and employee stock purchase plans.

   The following summarizes the Company's contractual obligations at December 31, 2001 and the effect those obligations are expected to have on its liquidity and cash flow in future periods (in millions):

                                                         Less Than Years Years  Over
Contractual Obligations:                          Total   1 Year    1-3   4-5  5 Years
------------------------                          ------ --------- ----- ----- -------
Convertible subordinated debt.................... $179.2   $  --   $  -- $  -- $179.2
Non-cancelable operating lease obligations.......   89.9    15.8    23.7  17.4   33.0
                                                  ------   -----   ----- ----- ------
Total contractual obligations.................... $269.1   $15.8   $23.7 $17.4 $212.2
                                                  ======   =====   ===== ===== ======

   The Company also has purchase commitments of $25.0 million at December 31, 2001, the timing of which is dependent upon provision by the vendor of products or services. Additionally, the Company has committed to purchase equity in certain companies when certain events occur. The total amount committed at December 31, 2001 was $15.0 million. These commitments are considered contingent commitments as a future event must occur in order to cause the commitment to be enforceable.

   The Company expects to use net cash in 2002 as it: invests in its therapeutic discovery and development programs, intellectual property portfolio, sequencing and bioinformatics; continues to seek access to technologies through investments, research and development and new alliances, license agreements and/or acquisitions; makes strategic investments; and continues to make improvements in existing facilities. The Company expects, based on its current operating plans, that the cash and marketable securities balance at December 31, 2002 will be in the range of $400 million to $420 million, excluding any strategic investments.

   The Company believes that its existing resources will be adequate to satisfy its capital needs for at least the next twelve months. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and other products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; expenditures in connection with its recent expansion of therapeutic discovery and development programs; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; capital expenditures required to expand and modify the Company's facilities, including facilities for the Company's expanding therapeutic discovery and development programs; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in the Company's research and development plans or other changes affecting the Company's operating expenses may result in changes in the timing and amount of expenditures of the Company's capital resources.

                        FACTORS THAT MAY AFFECT RESULTS

                    RISKS RELATING TO OUR FINANCIAL RESULTS

We have had only limited periods of profitability, we expect to incur losses in the future and we may not return to profitability

   We had net losses from inception in 1991 through 1996 and in 1999 through 2001. Because of those losses, we had an accumulated deficit of $268.1 million as of December 31, 2001. We intend to continue to spend significant amounts on new product and technology development, including the expansion of our internal research and development efforts for therapeutic discovery and development, the determination of the sequence of genes and the filing of patent applications regarding those gene sequences, the determination of gene functions, and the expansion of our research and development alliances. As a result, we expect to incur losses in 2002. We expect to report net losses in future periods as well.

   We expect that any profits from our information products will be more than offset by expenditures for our therapeutic discovery and development efforts. We anticipate that these efforts will increase as we focus on the studies that are required before we can sell, or license to a third party, a drug product. The development of therapeutic products will require significant expenses for research, development, testing and regulatory approvals. Unless we generate significant revenues to pay these costs, we will not return to profitability. We cannot be certain whether or when we will again become profitable because of the significant uncertainties relating to our ability to generate commercially successful drug products that will generate significant revenues.

Our operating results are difficult to predict, which may cause our stock price to decline and result in losses to investors

   Our operating results are difficult to predict and may fluctuate significantly from period to period, which may cause our stock price to decline and result in losses to investors. Some of the factors that could cause our operating results to fluctuate include:

  .   changes in the demand for our products;

  .   the timing of intellectual property licenses that we may grant;

  . the introduction of competitive databases or services, including databases of publicly available, or public domain, genetic information;

  . the nature, pricing and timing of products and services provided to our collaborators;

  . our ability to compete effectively in our therapeutic discovery and development efforts against competitors that have greater financial or other resources or drug candidates that are in further stages of development;

  . acquisition, licensing and other costs related to the expansion of our operations, including operating losses of acquired businesses;

  .   losses and expenses related to our investments;

  .   our ability to attract and retain key personnel;

  . regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information;

  .   regulatory actions and changes related to the development of drugs;

  . changes in intellectual property laws that affect our rights in genetic information that we sell;

  . payments of milestones, license fees or research payments under the terms of our external alliances and collaborations and our ability to monitor and enforce such payments; and

  . expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights, including the lawsuits filed by Invitrogen and counterclaims filed by us.

   We anticipate significant fixed expenses, due in part to our expansion of our therapeutic discovery and development programs, and our continuing investment in product development and extensive support for our database collaborators. We may be unable to adjust our expenditures if revenues in a particular period fail to meet our expectations, which would harm our operating results for that period. Forecasting operating and integration expenses for acquired businesses may be particularly difficult, especially where the acquired business focuses on technologies that do not have an established market. We believe that period-to-period comparisons of our financial results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price will likely fall, possibly by a significant amount. In addition, if market or other economic conditions impact the stock market generally, or impact other companies in our industry, our stock price may also decline, possibly significantly.

If our strategic investments incur losses or charges, our earnings may decline or our losses may increase

   We make strategic investments in entities that complement our business. These investments may:

  . often be made in securities lacking a public trading market or subject to trading restrictions, either of which increases our risk and reduces the liquidity of our investment;

  . require us to record losses and expenses related to our ownership interest;

  . require us to record charges related to the impairment in the value of the securities underlying our investment;

  . require us to record acquisition-related charges, such as in-process research and development;

  . require us to record charges related to post-acquisition impairment in the value of the acquired assets, such as goodwill or intangibles; and

  . require us to invest greater amounts than anticipated or to devote substantial management time to the management of research and development or other relationships.

   The market values of many of these investments can fluctuate significantly. We evaluate our long-term equity investments for impairment of their values on a quarterly basis. Impairment could result in future charges to our earnings. These losses and expenses may exceed the amounts that we anticipated.

Our debt investments are impacted by the financial viability of the underlying companies

   We have a diversified portfolio of investments. Our fixed rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company. Should the underlying company suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

Because our sales cycle is lengthy, we may spend a lot of time and money trying to obtain new or renewed subscriptions to our products but may be unsuccessful, which could hurt our profitability

   Our ability to obtain new customers for information products to enter into license agreements for our intellectual property or to obtain renewals or additions to existing database product subscriptions depends upon prospective subscribers' perceptions that our products and services can help accelerate their drug discovery efforts. Our database and licensing sales cycle is typically lengthy because we need to educate our potential subscribers and sell the benefits of our products to a variety of constituencies within potential subscriber companies. In addition, each agreement involves the negotiation of unique terms, and we may expend substantial funds and management effort with no assurance that a new, renewed or expanded agreement will result. These expenditures, without increased revenues, will negatively impact our profitability. Consolidations of pharmaceutical companies involved in drug discovery and development have affected the timing, progress and relative success of our sales efforts. We expect that any future consolidations will have similar effects.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests

   As of December 31, 2001, we had

  .   total consolidated debt of approximately $179.2 million,

  .   stockholders' equity of approximately $440.2 million, and

  . a deficiency of earnings available to cover fixed charges of $182.3 million for the year ended December 31, 2001.

   A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our convertible subordinated notes due 2007 that we sold in February 2000. At December 31, 2001, $177 million of those notes were outstanding. The following table shows, as of December 31, 2001, the aggregate amount of our interest payments due in each of the next five years listed:

                                     Aggregate
                                Year Interest
                                ---- ----------
                                2002 $9,735,000
                                2003  9,735,000
                                2004  9,735,000
                                2005  9,735,000
                                2006  9,735,000

   Our substantial leverage could have significant negative consequences for our future operations, including:

  . increasing our vulnerability to general adverse economic and industry conditions;

  .   limiting our ability to obtain additional financing;

  . requiring the dedication of a substantial portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

  . limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

  . placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

The capital markets may not permit us to raise additional capital at the time that we require it

   We believe that we have sufficient capital to satisfy our capital needs for at least the next twelve months. However, our future funding requirements will depend on many factors and we anticipate that, at some future point, we will need to raise additional capital to fund our business plan and research and development efforts on a going-forward basis. If we require additional capital at a time when investment in biotechnology companies such as ours, or in the marketplace generally, is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter.

                 RISKS RELATING TO OUR OPERATIONS AND INDUSTRY

Difficulties we may encounter managing the growth of our therapeutic discovery and development efforts may divert resources and limit our ability to successfully expand our operations

   Our anticipated growth in the future of our therapeutic discovery and development programs, and our establishment of significant operations on the East Coast of the United States, place a strain on our administrative and operational infrastructure. As our operations expand, we expect that we will need to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

Our industry is intensely competitive, and if we do not compete effectively, our revenues may decline and our losses may increase

   We compete in markets that are new, intensely competitive, rapidly changing, and fragmented. Many of our current and potential competitors have greater financial, human and other resources than we do. If we cannot respond quickly to changing customer requirements, secure intellectual property positions, or adapt quickly and obtain access to new and emerging technologies, our revenues may decline and commercial opportunities for any of our drug products may be reduced or eliminated. Our competitors include:

  .   Celera Genomics Group of Applera Corporation,

  .   CuraGen Corporation,

  .   Gene Logic Inc.,

  .   Human Genome Sciences, Inc.,

  .   pharmaceutical and biotechnology companies, and

  .   universities and other research institutions.

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

We face significant competition for our therapeutic discovery and development efforts, and if we do not compete effectively, our commercial opportunity will be reduced or eliminated

   The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our therapeutic discovery and development efforts may target diseases and conditions that are already subject to existing therapies or that are subject to the drug discovery efforts of other entities. These competitors may develop products more rapidly or successfully than we or our collaborators are able to do. Our competitors might develop drugs that are more effective or less costly than any that are being developed by us or that would render our products obsolete and noncompetitive. In addition, our competitors may succeed in obtaining regulatory approvals for drug candidates more rapidly. Also, our competitors may obtain patent protection or other intellectual property rights that would limit our rights. Any drugs resulting from our research and development efforts, or from our joint efforts with any future collaborators, might not be able to compete successfully with competitors' existing and future products or obtain regulatory approval in the United States or elsewhere.

If we are unable to manage our growth effectively, our operations and ability to support our customers could be affected, which could harm our revenues

   We may continue to experience growth in the number of our employees and the scope of our operations. This growth has placed, and may continue to place, a significant strain on our management and operations.

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

We depend on key employees in a competitive market for skilled personnel, and the loss of the services of any of our key employees would affect our ability to achieve our objectives

   We are highly dependent on the principal members of our management, operations and scientific staff. Our product development, operations and marketing efforts could be delayed or curtailed if we lose the services of any of these people.

   Our future success also will depend in part on the continued service of our executive management team, key scientific, bioinformatics and management personnel and our ability to identify, hire, train and retain additional personnel, including customer service, marketing and sales staff. We experience intense competition for qualified personnel. If we are unable to continue to attract, train and retain these personnel, we may be unable to expand our business.

We rely on a small number of suppliers of products we need for our business, and if we are unable to obtain sufficient supplies, we will be unable to compete effectively

   Currently, we use gene sequencing machines supplied by Molecular Dynamics, a subsidiary of Amersham Pharmacia Biotech, Ltd., and chemicals used in the sequencing process, called reagents, supplied by Roche Bioscience and Amersham Pharmacia Biotech, Ltd. in our gene sequencing operations. If we are not able to obtain an adequate supply of reagents or other materials at commercially reasonable rates, our ability to identify genes or genetic variations would be slower and more expensive.

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

Security risks in electronic commerce or unfavorable internet regulations may deter future use of our products, which could result in a loss of revenues

   We offer several products through our website on the Internet and may offer additional products in the future. Our ability to provide secure transmissions of confidential information over the Internet may limit online use of our products and services by our database collaborators as we may be limited by our inability to provide secure transmissions of confidential information over the Internet. Advances in computer capabilities and new discoveries in the field of cryptography may comprise the security measures we use to protect our website, access to our databases, and transmissions to and from our website. If our security measures are breached, our proprietary information or confidential information about our collaborators could be misappropriated. Also, a security breach could result in interruptions in our operations. The security measures we adopt may not be sufficient to prevent breaches, and we may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, if the security of our website, or the website of another company, is breached, our collaborators may no longer use the Internet when the transmission of confidential information is involved. For example, recent attacks by computer hackers on major e-commerce websites and other Internet service providers have heightened concerns regarding the security and reliability of the Internet.

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

   We also rely on strategic collaborations with software providers to provide important functionality for our products. If any of these collaborators suffer business difficulties, we may have to spend time and money to replace the functionality, and we may also be adversely affected or our customer relationships and revenues may suffer.

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

We are at the early stage of our therapeutic discovery and development efforts and, because we have limited experience in developing and commercializing products, we may be unsuccessful in our efforts to do so

   We are in the early stage of building our therapeutic discovery and development operations. Our ability to develop and commercialize pharmaceutical products based on proteins, antibodies and other compounds will depend on our ability to:

  .   identify high quality therapeutic targets;

  .   identify potential therapeutic candidates;

  .   develop products internally;

  .   complete laboratory testing and human studies;

  . obtain and maintain necessary intellectual property rights to our products;

  . obtain and maintain necessary regulatory approvals related to the efficiency and safety of our products;

  . enter into arrangements with third parties to manufacture our products on our behalf or develop efficient production facilities meeting all regulatory requirements;

  . deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions; and

  . enter into arrangements with third parties to license and commercialize our products.

   We have limited experience with these activities and may not be successful in developing or commercializing drug products. If we choose to outsource some of these activities, we may be unable to enter into outsourcing or licensing agreements on commercially reasonable terms, or at all. In addition, if we, in the future, elect to manufacture our products in our own manufacturing facilities, those facilities will require substantial additional capital resources, and we will need to attract and retain qualified personnel to build or lease or operate any such facilities.

The success of our therapeutic discovery and development efforts may depend on our ability to use collaborators or other service providers to leverage our capabilities, and if we are unable to establish future collaborations or if these future collaborations are unsuccessful, our research and development efforts could be delayed

   Our strategy may depend in part upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties in the future. We may rely on these arrangements for not only financial resources, but also for expertise that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. In order for any future collaboration efforts to be successful, we must first identify potential collaborators whose capabilities complement and integrate well with ours. Our collaborators may prove difficult to work with or less skilled than we originally expected.

   It is likely that we will not be able to control the amount and timing of resources that our future corporate collaborators devote to our programs or potential products. We do not know whether our future collaborators, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with us. Conflicts also might arise with future collaborative partners concerning proprietary rights to particular compounds.

We might not be able to commercialize our therapeutic product candidates successfully, and we may spend significant time and money attempting to do so

   At the present time, we are in the early stages of organizing our therapeutic discovery and development operations. We have yet to identify potential therapeutic compounds and then put them into clinical testing. Of the compounds we identify as potential therapeutic candidates, at most, only a few are statistically likely to lead to successful therapeutic development efforts. We expect that any drugs that result from our research will not be commercially available for a number of years, if at all. Commercialization of any product candidates that we identify and develop depends on successful completion of preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether we, or any of our future collaborators, will be permitted to undertake clinical trials of any potential products. It may take us or any of our future collaborators several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trial do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Data obtained from tests are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. Moreover, if and when our products reach clinical trials, we, or our future collaborators may decide to discontinue development of any or all of these products at any time for commercial, scientific or other reasons. There is also a risk that competitors and third parties may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products, as well as the potential risk that our products may not be accepted by the marketplace.

   Completion of clinical trials may take many years. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

  . our inability to manufacture sufficient quantities of materials for use in clinical trials;

  .   variability in the number and types of patients available for each study;

  . difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

  .   unforeseen safety issues or side effects;

  . poor or unanticipated effectiveness of products during the clinical trials; or

  .   government or regulatory delays.

   An important element of our business strategy is entering into collaborative arrangements with third parties under which we license our therapeutic product candidates to those third parties for development and commercialization. We face significant competition in seeking appropriate collaborators. Also, these arrangements are complex to negotiate and time-consuming to document. We may not be successful in our attempts to establish these arrangements. The terms of any such arrangements that we establish may not be favorable to us. Further, any such arrangements may be unsuccessful.

We may encounter difficulties in integrating companies we acquire, and our operations and financial results could be harmed

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

  . we may incur amortization or impairment expenses if an acquisition results in significant goodwill or other intangible assets; and

  . our stockholders may be diluted if we pay for the acquisition with equity securities.

   In addition, if we acquire additional businesses that are not located near our Palo Alto, California headquarters, we may experience more difficulty integrating and managing the acquired businesses' operations.

If product liability lawsuits are successfully brought against us, we could face substantial liabilities and may be required to limit commercialization of our products.

   The testing and marketing of medical products entails an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Although we intend to obtain product liability insurance, this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with our future collaborators. We, or our future collaborators, might not be able to obtain insurance at a reasonable cost, if at all.

If a natural disaster occurs, we may have to cease or limit our business operations

   We conduct our database and a significant portion of our other activities at our facilities in Palo Alto, California, which is in a seismically active area. Although we maintain business interruption insurance, we do not have or plan to obtain earthquake insurance. A major catastrophe, such as an earthquake or other natural disaster, could result in a prolonged interruption of our business.

                        RISKS RELATING TO COLLABORATORS

To generate significant revenues, we must obtain additional database collaborators and retain existing collaborators

   As of December 31, 2001, we had over 50 database agreements. If we are unable to enter into additional agreements, or if our current database collaborators choose not to renew their agreements upon expiration, we may not generate additional revenues or maintain our current revenues. Our database revenues are also affected by the extent to which existing collaborators expand their agreements with us to include our new database products and the extent to which existing collaborators reduce the number of products for which they subscribe, the impact of which will vary based upon our pricing of those products. Some of our database agreements require us to meet performance obligations, some or all of which we may not be successful in attaining. A database collaborator can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period. In addition, it is likely that database revenues will decrease if we are successful in entering into co-development arrangements with some of our current database subscribers to develop new therapeutic products.

Licensing our gene-related intellectual property may not contribute to revenues for several years, and may never result in revenues

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

If conflicts arise between our future collaborators or advisors and us, they may act in their self-interest, which may be adverse to our interests or to the interests of our shareholders

   If conflicts arise between us and our future corporate collaborators or scientific advisors, if any, the other party may act in its self-interest and not in the interest of our stockholders. It is likely that many of our future collaborators will be conducting multiple product development efforts within each disease area that is the subject of the collaboration with us. Our future corporate collaborators, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by our future collaborators or to which our future collaborators have rights, may result in their withdrawal of support for our product candidates.

If we fail to enter into future collaborative arrangements, our business and operations would be negatively impacted

   We do not know if we will be able to establish collaborative arrangements, or whether any such future collaborative arrangements will ultimately be successful. For example, there have been, and may continue to be, a significant number of recent business combinations among large pharmaceutical companies that have resulted, and may continue to result, in a reduced number of potential future corporate collaborators. This consolidation may limit our ability to find partners who will work with us in developing and commercializing drugs. If business combinations involving our existing corporate collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our corporate collaborations or agreements.

   We believe that our existing capital resources, together with the proceeds from future and current collaborations and agreements, will be sufficient to support our current operations. Nonetheless, our future funding requirements will depend on many factors, including, but not limited to:

  .   any changes in the breadth of our research and development programs;

  . the results of research and development, preclinical studies and clinical trials conducted by us or our future collaborative partners or licensees, if any;

  .   the acquisition or licensing of technologies or compounds, if any;

  . our ability to maintain and establish new corporate relationships and research collaborations;

  .   our ability to manage growth;

  .   competing technological and market developments;

  . the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims;

  . the receipt of contingent licensing or milestone fees from our current or future collaborative and license arrangements, if established; and

  .   the timing of regulatory approvals.

                    RISKS RELATING TO INTELLECTUAL PROPERTY

Our database revenues could decline due to sequences becoming publicly available

   Our competitors may discover and establish patent positions with respect to the genes in our databases. Our competitors and other entities who engage in discovering may make the results of their sequencing efforts publicly available. Currently, academic institutions and other laboratories participating in the Human Genome Project make their gene sequence information available through a number of publicly available databases, including the GenBank database. The public availability of these discoveries or resulting patent positions covering substantial portions of the human genome could reduce the potential value of our databases to our collaborators. Public availability of sequences could also impair our ability to realize royalties or other revenue from any commercialized products based on genetic information made public prior to our patent filings.

We are involved in patent litigation, which if not resolved favorably, could require us to pay damages

   We are currently involved in patent litigation.

   In October 2001, Invitrogen Corporation filed an action against us in federal court, alleging infringement of three patents that relate to the use of reverse transcriptase with no RNase H activity in preparing complimentary DNA from RNA. The complaint seeks unspecified money damages and injunctive relief. In November 2001, we filed our answers to Invitrogen's patent infringement claims, and asserted seven counterclaims against Invitrogen seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches, and patent misuse. We are also seeking our fees, costs and expenses.

   In November 2001, we filed a complaint against Invitrogen in federal court alleging infringement of 14 of our patents relating to genes, RNA amplification and gene expression, and methods of fabricating microarrays of biological samples. The complaint seeks a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen's conduct, as well as our fees, costs, and interest. We are further seeking triple damages from the infringement claim based on Invitrogen's willful infringement of our patents.

   We believe we have meritorious defenses and intend to defend the suit and potential counterclaims brought by Invitrogen vigorously. However, our defenses may be unsuccessful. At this time, we cannot reasonably estimate the possible range of any loss or damages resulting from these suits and counterclaims due to uncertainty regarding the ultimate outcome. In addition, regardless of the outcome, we expect that the Invitrogen litigation will result in substantial costs to us. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof may not be made available on commercially acceptable terms, if at all.

If we are subject to additional litigation and infringement claims, they could be costly and disrupt our business

   The technology that we use to develop our products, and the technology that we incorporate in our products, may be subject to claims that they infringe the patents or proprietary rights of others. The risk of this occurring will tend to increase as the genomics, biotechnology and software industries expand, more patents are issued and other companies attempt to discover genes and SNPs and engage in other genomic-related businesses. The success of our therapeutic discovery and development efforts will also depend, in part, on our ability to operate without infringing or misappropriating the proprietary rights of others.

   As is typical in the genomics, biotechnology and software industries, we have received, and we will probably receive in the future, notices from third parties alleging patent infringement. Except for Invitrogen, no third party has a current filed patent lawsuit against us.

   We may, however, be involved in future lawsuits alleging patent infringement or other intellectual property rights violations. In addition, litigation may be necessary to:

  .   assert claims of infringement;

  .   enforce our patents;

  .   protect our trade secrets or know-how; or

  . determine the enforceability, scope and validity of the proprietary rights of others.

   We may be unsuccessful in defending or pursuing these lawsuits. Regardless of the outcome, litigation can be very costly and can divert management's efforts. An adverse determination may subject us to significant liabilities or require us or our future collaborators to seek licenses to other parties' patents or proprietary rights. We or our future collaborators may also be restricted or prevented from manufacturing or selling our products and services. Further, we, or our future collaborators may not be able to obtain any necessary licenses on acceptable terms, if at all.

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

If the inventions described in our patent applications on full-length or partial genes are found to be unpatentable, our issued patents are not enforced or our patent applications conflict with patent applications filed by others, our revenues may decline

   One of our strategies is to file patent applications on what we believe to be novel full-length and partial genes and SNPs obtained through our efforts to discover the order, or sequence, of the molecules, or bases, of genes. We have filed U.S. patent applications in which we claimed partial sequences of some genes. We have also applied for patents in the U.S. and other countries claiming full-length gene sequences associated with cells and tissues involved in our gene sequencing program. We hold a number of issued U.S. patents on full-length genes and one issued U.S. patent claiming multiple partial gene sequences. While the United States Patent and Trademark Office has issued patents covering full-length genes, partial gene sequences and SNPs, the Patent and Trademark Office may choose to interpret new guidelines for the issuance of patents in a more restrictive manner in the future, which could affect the issuance of our pending patent applications. We also do not know whether or how courts may enforce our issued patents, if that becomes necessary. If a court finds these types of inventories to be unpatentable, or interprets them narrowly, the value of our patent portfolio and possibly our revenues could be diminished.

   We believe that some of our patent applications claim genes and partial sequences of genes that may also be claimed in patent applications filed by others. In some or all of these applications, a determination of priority of inventorship may need to be decided in an interference before the United States Patent and Trademark Office, before a patent is issued. If a full-length or partial length sequence for which we seek a patent is issued to one of our competitors, we may be unable to include that full-length or partial length sequence or in a library of bioreagents. This could result in a loss of revenues.

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

                               REGULATORY RISKS

If we are unable to obtain regulatory approval to develop and market products in the United States and foreign jurisdictions, we might not be permitted to commercialize products from our research

   Before commencing clinical trials in humans, we, or our future collaborators, will need to submit and receive approval from the FDA of an Investigational New Drug application, or IND. The regulatory process also requires preclinical testing. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review. Any failure to obtain regulatory approval could delay or prevent us from commercializing products.

   Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we, or our future collaborators, hope to develop. Significant research and development efforts will be necessary before any products can be commercialized. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources.

   If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and efficacious. We cannot ensure that any compound developed by us, alone or with others, will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing approval.

   Outside the United States, our ability, or that of our future collaborative partners, to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks associated with FDA approval described above and may also include additional risks.

Because our activities involve the use of hazardous materials, we may be subject to claims relating to improper handling, storage or disposal of these materials that could be time consuming and costly

   Our research and development processes involve the controlled use of hazardous and radioactive materials and biological waste. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our insurance coverage and our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

   Future changes to environmental, health and safety laws could cause us to incur additional expense or restrict our operations. In addition, our future collaborators may use hazardous materials in connection with our collaborative efforts. To our knowledge, their work is performed in accordance with applicable biosafety regulations. In the event of a lawsuit or investigation, however, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous materials use by these parties. Further, we may be required to indemnify our collaborators against all damages and other liabilities arising out of our development activities or products produced in connection with these collaborations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to interest rate risk primarily through its investments in short-term marketable debt securities. The Company's investment policy calls for investment in short term, low risk, investment-grade instruments. As of December 31, 2001, investments in marketable debt securities were $500.0 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2001, the decline in the fair value of the portfolio would not be material.

   The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments and long-term investments, entered into to further its business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical/biotechnology industry sector, in companies with which the Company has research and development or licensing agreements. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of December 31, 2001, long-term investments were $45.3 million.

   The Company is exposed to foreign exchange rate fluctuations as the financial results of its foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact the Company's financial position or results of operations. All of the Company's revenues are denominated in U.S. dollars. The Company does not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of December 31, 2001, the impact to the Company's financial position or results of operations would not be material.

Item 8.  Financial Statements and Supplementary Data

                                     INDEX

                                                                                                       Page
                                                                                                       ----
Consolidated Financial Statements of Incyte Genomics, Inc.
   Report of Ernst & Young LLP, Independent Auditors..................................................  40
   Consolidated Balance Sheets at December 31, 2001 and 2000..........................................  41
   Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.........  42
   Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2001,
     2000 and 1999....................................................................................  43
   Consolidated Statement of Stockholders' Equity for the years ended December 31, 2001, 2000 and
     1999.............................................................................................  44
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.........  45
   Notes to the Consolidated Financial Statements.....................................................  46
   Interim Consolidated Financial Information (unaudited).............................................  66

Financial Statements of diaDexus, Inc., a Development Stage Company
   Report of PricewaterhouseCoopers LLP, Independent Accountants......................................  68
   Balance Sheets at December 31, 2001 and 2000.......................................................  69
   Statements of Operations for the years ended December 31, 2001, 2000, 1999 and for the period from
     August 29, 1997 (inception) through December 31, 2001............................................  70
   Statements of Members' and Stockholders' Equity for the period from August 29, 1997 (inception)
     through December 31, 2001........................................................................  71
   Statements of Cash Flows for the years ended December 31, 2001, 2000, 1999 and for the period from August 29, 1997 (inception) through December 31, 2001.......................................  72
   Notes to Financial Statements......................................................................  73
   Schedule II--Valuation and Qualifying Accounts.....................................................  67

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Incyte Genomics, Inc.

   We have audited the accompanying consolidated balance sheets of Incyte Genomics, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of diaDexus, Inc., a development stage company, which statements reflect a net loss of $11,286,000 for the year ended December 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 1999 losses from joint venture recorded under the equity method and other data included for diaDexus, Inc. is based solely on the report of the other auditors.

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

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Genomics, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

Palo Alto, California
January 25, 2002

                             INCYTE GENOMICS, INC.

                          CONSOLIDATED BALANCE SHEETS
             (in thousands, except number of shares and par value)

                                                                                        December 31,
                                                                                    -------------------
                                                                                      2001       2000
                                                                                    ---------  --------

                                      ASSETS
Current assets:
   Cash and cash equivalents....................................................... $  43,368  $110,155
   Marketable securities--available-for-sale.......................................   464,535   472,025
   Accounts receivable, net/(1)/...................................................    54,038    35,022
   Prepaid expenses and other current assets.......................................    29,280    30,693
                                                                                    ---------  --------
       Total current assets........................................................   591,221   647,895
Property and equipment, net........................................................    47,927    98,948
Long-term investments..............................................................    45,272    40,003
Goodwill and other intangible assets, net..........................................     2,914    82,944
Deposits and other assets..........................................................    18,225    17,030
                                                                                    ---------  --------
   Total assets.................................................................... $ 705,559  $886,820
                                                                                    =========  ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................ $   7,347  $ 17,497
   Accrued compensation............................................................    18,812    13,023
   Interest payable................................................................     4,060     4,310
   Royalties payable...............................................................     5,001       465
   Accrued and other current liabilities...........................................    11,873    18,261
   Deferred revenue................................................................    24,045    22,756
   Accrued restructuring charges...................................................    14,970        --
                                                                                    ---------  --------
       Total current liabilities...................................................    86,108    76,312
Convertible subordinated notes.....................................................   179,248   187,814
                                                                                    ---------  --------
       Total liabilities...........................................................   265,356   264,126
                                                                                    ---------  --------
Commitments and contingencies

Stockholders' equity:..............................................................
   Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and
     outstanding at December 31, 2001 and 2000.....................................        --        --
   Common stock, $0.001 par value; 200,000,000 shares authorized; 66,745,577 and
     65,691,623 shares issued and outstanding at December 31, 2001 and 2000,
     respectively..................................................................        67        66
   Additional paid-in capital......................................................   707,412   689,392
   Deferred compensation...........................................................    (8,127)   (2,773)
   Accumulated other comprehensive income..........................................     8,990    20,913
   Accumulated deficit.............................................................  (268,139)  (84,904)
                                                                                    ---------  --------
       Total stockholders' equity..................................................   440,203   622,694
                                                                                    ---------  --------
       Total liabilities and stockholders' equity.................................. $ 705,559  $886,820
                                                                                    =========  ========

--------
(1) Includes receivables from related parties of $10,936 and $0 in 2001 and 2000, respectively.

                            See accompanying notes

                             INCYTE GENOMICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                      Year Ended December 31,
                                                                   -----------------------------
                                                                     2001       2000      1999
                                                                   ---------  --------  --------
Revenues/(1)/..................................................... $ 219,263  $194,167  $156,962
Costs and expenses:
   Research and development/(2)/..................................   213,336   192,556   146,833
   Selling, general and administrative/(3)/.......................    70,626    64,201    37,235
   Other expenses/(4)/............................................   130,372        --        --
                                                                   ---------  --------  --------
       Total costs and expenses...................................   414,334   256,757   184,068
                                                                   ---------  --------  --------
Loss from operations..............................................  (195,071)  (62,590)  (27,106)
Interest and other income (expense), net..........................    23,453    41,735     5,485
Interest expense..................................................   (10,128)  (10,529)     (316)
Loss on sale of assets............................................    (5,777)       --        --
Gain on certain derivative financial instruments..................       553        --        --
Losses from joint venture.........................................        --    (1,283)   (5,631)
                                                                   ---------  --------  --------
Loss before income taxes, extraordinary item and accounting change  (186,970)  (32,667)  (27,568)
Provision (benefit) for income taxes..............................       930       205      (800)
                                                                   ---------  --------  --------
Loss before extraordinary item and accounting change..............  (187,900)  (32,872)  (26,768)
Extraordinary gain................................................     2,386     3,137        --
Cumulative effect of accounting change............................     2,279        --        --
                                                                   ---------  --------  --------
       Net loss................................................... $(183,235) $(29,735) $(26,768)
                                                                   =========  ========  ========
Per share data:
   Loss before extraordinary item................................. $   (2.84) $  (0.52) $  (0.48)
   Extraordinary gain.............................................      0.04      0.05        --
   Cumulative effect of accounting change.........................      0.03        --        --
                                                                   ---------  --------  --------
   Basic and diluted net loss per share........................... $   (2.77) $  (0.47) $  (0.48)
                                                                   =========  ========  ========
Shares used in computing basic and diluted net loss per share.....    66,193    63,211    56,276
                                                                   =========  ========  ========

--------
(1) Includes revenues from transactions with related parties of $24,615, $0 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.
(2) Includes stock based compensation charges of $1,268, $336 and $416 in 2001, 2000 and 1999, respectively.
(3) Includes stock-based compensation charges of $137, $0 and $0 in 2001, 2000 and 1999, respectively.
(4) Includes the following charges recorded in 2001: $68,666--goodwill and intangibles impairment; $55,602--non-recurring restructuring charges and $6,104--impairment of a long-lived asset.

                            See accompanying notes

                             INCYTE GENOMICS, INC.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (in thousands)

                                                                               Year Ended December 31,
                                                                            -----------------------------
                                                                              2001       2000      1999
                                                                            ---------  --------  --------
Net loss................................................................... $(183,235) $(29,735) $(26,768)
Other comprehensive income (loss):
   Unrealized gains (losses) on marketable securities......................   (13,919)   17,446     3,346
   Reclassification adjustment for realized gains on marketable securities.     1,993       172       272
   Foreign currency translation adjustment.................................         3      (148)     (165)
                                                                            ---------  --------  --------
Other comprehensive income (loss)..........................................   (11,923)   17,470     3,453
                                                                            ---------  --------  --------
Comprehensive loss......................................................... $(195,158) $(12,265) $(23,315)
                                                                            =========  ========  ========

                            See accompanying notes

                             INCYTE GENOMICS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except number of shares)

                                                                                 Accumulated
                                            Additional              Receivable      Other                     Total
                                     Common  Paid-in     Deferred      From     Comprehensive Accumulated Stockholders'
                                     Stock   Capital   Compensation Stockholder    Income       Deficit      Equity
                                     ------ ---------- ------------ ----------- ------------- ----------- -------------
Balances at January 1, 1999.........  $56    $209,164    $(1,209)      $(33)      $    (10)    $ (28,401)   $ 179,567
Issuance of 1,961,696 shares of
 Common Stock upon exercise of
 stock options and 158,754 shares of
 Common Stock under the ESPP........    2      13,612         --         --             --            --       13,614
Amortization of deferred
 compensation.......................   --          --        403         --             --            --          403
Repayment of receivable from
 stockholder........................   --          --         --         13             --            --           13
Other comprehensive income (loss)...                                                 3,453                      3,453
Net loss............................   --          --         --         --             --       (26,768)     (26,768)
                                      ---    --------    -------       ----       --------     ---------    ---------
Balances at December 31, 1999.......   58     222,776       (806)       (20)         3,443       (55,169)     170,282
Issuance of 2,448,612 shares of
 Common Stock upon exercise of
 stock options and 214,617 shares of
 Common Stock under the ESPP........    3      28,625         --         --             --            --       28,628
Issuance of 4,000,000 shares of
 Common Stock in private equity
 offering...........................    4     403,351         --         --             --            --      403,355
Issuance of 1,248,522 shares of
 Common Stock and deferred
 compensation from stock options
 assumed in the acquisition of
 Proteome Inc.......................    1      34,640     (2,479)        --             --            --       32,162
Amortization of deferred
 compensation.......................   --          --        512         --             --            --          512
Repayment of receivable from
 stockholder........................   --          --         --         20             --            --           20
Other comprehensive income (loss)...                                                17,470                     17,470
Net loss............................   --          --         --         --             --       (29,735)     (29,735)
                                      ---    --------    -------       ----       --------     ---------    ---------
Balances at December 31, 2000.......   66     689,392     (2,773)        --         20,913       (84,904)     622,694
Issuance of 752,151 shares of
 Common Stock upon exercise of
 stock options and 301,763 shares of
 Common Stock under the ESPP........    1      11,645         --         --             --            --       11,646
Other...............................   --        (234)        --         --             --            --         (234)
Deferred compensation on issuance of
 restricted stock units.............   --       7,933     (7,933)        --             --            --           --
Adjustment of deferred compensation
 for terminated employees...........   --      (1,324)     1,324         --             --            --           --
Amortization of deferred
 compensation.......................   --          --      1,255         --             --            --        1,255
Other comprehensive income (loss)...                                               (11,923)                   (11,923)
Net loss............................   --          --         --         --             --      (183,235)    (183,235)
                                      ---    --------    -------       ----       --------     ---------    ---------
Balances at December 31, 2001.......  $67    $707,412    $(8,127)      $ --       $  8,990     $(268,139)   $ 440,203
                                      ===    ========    =======       ====       ========     =========    =========

                            See accompanying notes

                             INCYTE GENOMICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                         Year Ended December 31,
                                                                                     ------------------------------
                                                                                       2001       2000       1999
                                                                                     ---------  ---------  --------
Cash flows from operating activities:
Net loss............................................................................ $(183,235) $ (29,735) $(26,768)
Adjustments to reconcile net loss to net cash used in operating activities:
   Non-cash restructuring charges and impairment of long-lived assets...............   109,423         --        --
   Depreciation and amortization....................................................    46,410     34,842    28,106
   Amortization of deferred compensation............................................     1,255
   Gain on repurchase of convertible subordinated notes.............................    (2,386)    (3,137)       --
   Cumulative effect of accounting change...........................................    (2,279)        --        --
   Gain on derivative financial instruments, net....................................      (553)        --        --
   Impairment of long-term investments..............................................    14,665
   Gain on sale of long-term investments, net.......................................    (2,505)    (4,384)     (241)
   Loss on sale of assets...........................................................     5,777         --        --
   Debt instruments and equity received in exchange for goods or services provided..    (8,100)    (6,600)       --
   Losses from joint venture........................................................        --      1,283     5,631
   Changes in operating assets and liabilities:
      Accounts receivable...........................................................   (21,406)    (8,414)  (12,290)
      Prepaid expenses and other assets.............................................   (14,916)   (19,824)  (17,973)
      Accounts payable..............................................................   (10,150)    10,816    (1,743)
      Accrued and other current liabilities.........................................    19,557     14,912     6,427
      Deferred revenue..............................................................     1,439     (3,703)   (2,595)
                                                                                     ---------  ---------  --------
         Net cash used in operating activities......................................   (47,004)   (13,944)  (21,446)
                                                                                     ---------  ---------  --------
Cash flows from investing activities:
Capital expenditures................................................................   (12,919)   (59,510)  (34,758)
Purchase of long-term investments...................................................   (28,019)    (3,494)   (4,181)
Proceeds from the sale of long-term investments.....................................     4,337      7,917     4,321
Purchase of subsidiary (net of cash received).......................................        --    (36,866)       --
Purchases of marketable securities..................................................  (888,366)  (822,357)  (22,998)
Sales of marketable securities......................................................   601,884    274,267    38,932
Maturities of marketable securities.................................................   297,226    112,950    10,000
Other...............................................................................       300         --        --
                                                                                     ---------  ---------  --------
         Net cash used in investing activities......................................   (25,557)  (527,093)   (8,684)
                                                                                     ---------  ---------  --------
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans............................    11,268     31,297    13,614
Proceeds from private equity offering...............................................        --    403,355        --
Proceeds from the issuance of Convertible Subordinated Notes........................        --    196,800        --
Repurchase of Convertible Subordinated Notes........................................    (5,643)   (11,872)       --
Principal payments on capital lease obligations and note payable....................        --       (480)   (1,160)
Other...............................................................................       145         20        13
                                                                                     ---------  ---------  --------
         Net cash provided by financing activities..................................     5,770    619,120    12,467
                                                                                     ---------  ---------  --------
Effect of exchange rate on cash and cash equivalents................................         4       (148)     (165)
Net increase (decrease) in cash and cash equivalents................................   (66,787)    77,935   (17,828)
Cash and cash equivalents at beginning of period....................................   110,155     32,220    50,048
                                                                                     ---------  ---------  --------
Cash and cash equivalents at end of period.......................................... $  43,368  $ 110,155  $ 32,220
                                                                                     =========  =========  ========
Supplemental Schedule of Cash Flow Information
Interest paid....................................................................... $   9,526  $   6,219  $    316
                                                                                     =========  =========  ========
Taxes paid.......................................................................... $     780  $     226  $    224
                                                                                     =========  =========  ========
Cash Flow for Acquisition of Subsidiaries
Tangible assets acquired (excluding $808 cash received in 2000).....................        --  $   1,597        --
Purchased in-process research and development.......................................        --         --        --
Goodwill and other intangible assets acquired.......................................        --     70,771        --
Acquisition costs incurred..........................................................        --     (2,300)       --
Liabilities assumed.................................................................        --     (1,039)       --
Deferred compensation assumed.......................................................        --      2,479        --
Common stock issued.................................................................        --    (34,642)       --
                                                                                                ---------
Cash paid for acquisition (net of $808 cash received in 2000).......................        --  $  36,866        --
                                                                                                =========
Supplemental Disclosure of Non-Cash Activity
Deferred compensation on restricted stock units..................................... $   7,933         --        --
                                                                                     =========
Reversal of deferred compensation on Proteome....................................... $  (1,324)        --        --
                                                                                     =========

                            See accompanying notes

                             INCYTE GENOMICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Organization and Summary of Significant Accounting Policies

   Organization and Business. Incyte Genomics, Inc. (the "Company") was incorporated in Delaware in April 1991 under the name Incyte Pharmaceuticals, Inc. In June 2000, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name to Incyte Genomics, Inc. The Company believes it has the largest commercial portfolio of issued United States patents covering human, full-length genes and the proteins and antibodies they encode. The Company intends to leverage its leading intellectual property and genomic information position to be a leader in therapeutic small molecule, secreted protein and antibody discoveries. In addition, the Company has also developed a leading integrated platform of genomic technologies designed to aid in the understanding of the molecular basis of disease. These technologies primarily consist of genomic databases and pharmaceutically relevant intellectual property licenses, which help pharmaceutical and biotechnology researchers in their therapeutic discovery and development efforts. These efforts include gene discovery, understanding disease pathways, identifying new disease targets and the discovery and correlation of gene sequence variation to disease.

   During 2001, the Company increased its focus on its therapeutic discovery and development programs and its information products and services, which includes licensing a portion of its intellectual property. As a result, the Company exited the following activities: microarray-related products and services, genomic screening products and services, public domain clone products and related services, contract sequencing services, transgenics products and services and SNP discovery services. As a part of the exit of these activities, the Company closed certain of its facilities in Fremont, California; St. Louis, Missouri and Cambridge, England. In addition to the product lines exited, it made infrastructure and other personnel reductions at its other locations, resulting in an aggregate workforce reduction of approximately 400 employees.

   Principles of Consolidation. The consolidated financial statements include the accounts of Incyte Genomics, Inc., and its wholly owned subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

   Reclassifications. Certain amounts reported in previous years have been reclassified to conform to 2001 financial statement presentation.

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

   Concentrations of Credit Risk. Cash, cash equivalents, short-term investments, trade receivables, and long-term strategic investments are financial instruments which potentially subject the Company to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. The Company primarily invests its excess available funds in notes and bills issued by the U.S. government and its agencies and corporate debt securities and, by policy, limits the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. The Company's customers are primarily pharmaceutical and biotechnology companies which are typically located in the United States and Europe. The Company has not experienced any

                             INCYTE GENOMICS, INC.

significant credit losses to date and does not require collateral on receivables. The Company's long-term investments represent equity and debt investments in a number of companies whose businesses may be complementary to the Company's business. The Company evaluates the long-term investments quarterly for impairment. (See Long-Term Investments)

   Cash and Cash Equivalents. Cash and cash equivalents are held in U.S banks or in custodial accounts with U.S. and U.K. banks. Cash equivalents are defined as all liquid investments with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk.

   Marketable Securities--Available-for-Sale. All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in interest and other income/expense. The cost of securities sold is based on the specific identification method.

   The following is a summary of the Company's marketable security portfolio including cash equivalents of $35,415,000 and $69,330,000 as of December 31, 2001 and 2000, respectively.

                                                         Net
                                          Amortized   Unrealized   Estimated
                                            Cost    Gains (Losses) Fair Value
                                          --------- -------------- ----------
                                                    (in thousands)
  December 31, 2001
  U.S. Treasury notes and other U.S.
    government and agency securities..... $131,086     $   533      $131,619
  Corporate debt securities..............  363,764       4,567       368,331
  Long term equity investments...........    4,947       4,602         9,549
                                          --------     -------      --------
                                          $499,797     $ 9,702      $509,499
                                          ========     =======      ========

  December 31, 2000
  U.S. Treasury notes and other U.S.
    government and agency securities..... $173,614     $   226      $173,840
  Corporate debt securities..............  365,896       1,619       367,515
  Long term equity investments...........    5,761      19,783        25,544
                                          --------     -------      --------
                                          $545,271     $21,628      $566,899
                                          ========     =======      ========

   At December 31, 2001 and 2000, all of the Company's debt investments are classified as short-term, as the Company has classified its investments as available for sale and may not hold its investments until maturity in order to take advantage of market conditions. Unrealized losses were not material and have therefore been netted against unrealized gains. At December 31, 2001, the Company's debt marketable securities had the following maturities:

                                                          Amortized Estimated
                                                            Cost    Fair Value
                                                          --------- ----------
                                                             (in thousands)
  Less than one year..................................... $296,872   $299,009
  Between one and two years..............................  178,164    181,020
  Between two and three years............................   19,814     19,921
                                                          --------   --------
                                                          $494,850   $499,950
                                                          ========   ========

                             INCYTE GENOMICS, INC.

   Net realized gains of $1,993,000, $172,000 and $272,000 from sales of marketable securities were included in "interest and other income/expense, net" in 2001, 2000 and 1999, respectively.

   Accounts Receivable. Accounts receivable at December 31, 2001 and 2000 included an allowance for doubtful accounts of $2,101,000 and $356,000, respectively, with the allowance reflecting reserves for activities exited in the restructure.

   Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally three to five years). Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term. Property and equipment consists of the following:

                                                           December 31,
                                                        ------------------
                                                          2001      2000
                                                        --------  --------
                                                          (in thousands)
    Office equipment................................... $  4,944  $  5,308
    Laboratory equipment...............................   21,149    32,286
    Computer equipment.................................   75,906    93,136
    Leasehold improvements.............................   33,433    48,924
                                                        --------  --------
                                                         135,432   179,654
    Less accumulated depreciation and amortization.....  (87,505)  (80,706)
                                                        --------  --------
                                                        $ 47,927  $ 98,948
                                                        ========  ========

   Depreciation expense, including amortization expense of assets under capital leases and leasehold improvements, was $31,240,000, $28,922,000 and $21,849,000 for 2001, 2000 and 1999, respectively.

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

   Valuation of Long-Lived Assets. Long-lived assets, including certain identifiable intangible assets and goodwill, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable such as a significant industry downturn or a significant decline in the market value of the Company. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of impairment charges for long-lived assets and certain identifiable intangible assets including goodwill relating to those assets that management expects to hold and use are based on the fair value of such assets. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

   Long-Term Investments. The Company has made equity investments in a number of companies whose businesses may be complementary to the Company's business. The Company accounts for its investments for which the shares are freely tradable or become freely tradable within one year of the balance sheet date in

                             INCYTE GENOMICS, INC.

accordance with Financial Accounting Standard Board ("FASB") Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), with unrealized gains and losses being reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. In all other cases, the cost method of accounting is used. The Company owns less than 20% of the outstanding voting stock of each long-term investment, and does not have the ability to exert significant influence over these investments.

   Derivative Financial Instruments. In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS Nos. 137 and 138. SFAS 133 established standards for accounting and reporting derivative instruments and hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through the Statement of Operations. The Company adopted SFAS 133 on January 1, 2001 and recorded a $2.3 million cumulative gain, or $0.03 per share, relating to the valuation of warrants held in other companies, which is recorded in the consolidated statements of operations as a cumulative effect of accounting change. The Company also recorded a gain of $0.6 million during the year ended December 31, 2001 related to the increase in value of the same instruments subject to SFAS 133. The asset balances are included in long-term investments.

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

   Goodwill and Other Intangible Assets. Intangible assets represent purchased intangible assets and the excess acquisition cost over the fair value of tangible and identified intangible assets of businesses acquired (goodwill). Purchased intangible assets include developed technology, database, tradename and assembled workforce. Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from 3 to 8 years. At December 31, 2001 and 2000, accumulated amortization was $8,064,000 and $5,380,000, respectively. See Note 14 for a discussion of impairment charges recognized in 2001.

   Software Costs. In accordance with the provisions of the FASB Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("SFAS 86"), the Company has capitalized software development costs incurred in developing certain products once technological feasibility of the products has been determined. At December 31, 2001 and 2000, capitalized software was $5,988,000 and $8,166,000, respectively, net of accumulated amortization of $748,000 and $9,785,000, respectively. Amortization expense was $4,327,000; $4,799,000; and $3,418,000 for the years ended December 31, 2001, 2000 and 1999, respectively. See Note 14 for a discussion of impairment charges recognized in 2001.

   Patent Costs. In accordance with the provisions of the Accounting Principles Board Opinion No. 17, Intangible Assets ("APB 17"), the Company has capitalized direct costs incurred in preparing, filing and maintaining patent applications. At December 31, 2001 and 2000, capitalized patents were $6,926,000 and $1,340,000, respectively, net of accumulated amortization of $478,000 and $78,000, respectively. Amortization expense was $400,000; $78,000; and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

   Internal Use Software. The Company accounts for software developed or obtained for internal use in accordance with Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or

                             INCYTE GENOMICS, INC.

Obtained for Internal Use ("SOP 98-1"). The statement requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll related costs. Capitalized software costs, which are included in property and equipment are depreciated over three to five years.

   Royalties Payable. Royalties payable arise from the sublicense of third party patents. These costs are accrued and matched with revenue recognition in the period of the recording of revenue. The amount accrued at December 31, 2001 reflects increased information products and services sales in 2001.

   Accumulated Other Comprehensive Income. Accumulated Other Comprehensive Income consists of the following:

                                                           December 31,
                                                         ---------------
                                                          2001    2000
                                                         ------  -------
                                                          (in thousands)
       Unrealized gains on marketable securities........ $9,702  $21,628
       Cumulative translation adjustment................   (712)    (715)
                                                         ------  -------
                                                         $8,990  $20,913
                                                         ======  =======

   Revenue Recognition. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. The Company enters into various types of agreements for access to its databases of information, use of its intellectual property and sales of its custom genomics products and services. Revenue is deferred for fees received before earned or until no further obligations exist.

   Revenue from database agreements are recognized evenly over the access period. Revenue from licenses to the Company's intellectual property are recognized when earned under the terms of the related agreements. Royalty revenues are recognized upon the sale of the products or services to third parties by the licensee or other agreed upon terms.

   Revenues from custom products, such as clones and datasets are recognized upon completion and delivery. Revenues from custom services are recognized upon completion of contract deliverables. Revenue from gene expression microarray services includes: technology access fees, which are recognized ratably over the access term, and progress payments, which are recognized at the completion of key stages in the performance of the service in proportion to the costs incurred.

   Revenues recognized from multiple element contracts are allocated to each element of the arrangement based on the relative fair values of the elements. The determination of fair value of each element is based on objective evidence from historical sales of the individual element by us to other customers. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. In accordance with SAB 101, when elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the element is completed. When revenues for an element are not specifically tied to a separate earnings process they are recognized ratably over the term of the agreement. When contracts include non-monetary exchanges, the non-monetary transaction is determined using the fair value of the products and services involved, as applicable.

   Revenues received from agreements in which collaborators paid with equity or debt instruments in their company were $7.8 million and $6.6 million in 2001 and 2000, respectively. Additionally, revenues received

                             INCYTE GENOMICS, INC.

from agreements in which the Company concurrently invested funds in the collaborator's stock were $14.1 million and $6.4 million in 2001 and 2000, respectively. We did not have similar transactions in 1999.

   We also entered into transactions in which we recognized revenues of $24.7 million and $6.7 million in 2001 and 2000, respectively, with certain customers from whom we concurrently committed to purchase goods or services of $47.4 million and $12.4 million in 2001 and 2000, respectively. Of such amounts, we expensed $18.3 million and $1.3 million in 2001 and 2000, respectively. We did not have similar transactions in 1999.

   The above transactions were recorded at fair value in accordance with the Company's revenue recognition policy.

   Research and Development. Research and development costs are charged to operations as incurred.

   Stock-Based Compensation. In accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), as amended by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), the Company records, and amortizes over the related vesting periods, deferred compensation representing the difference between the price per share of stock issued or the exercise price of stock options granted and the fair value of the Company's common stock at the time of issuance or grant.

   Advertising Costs. All costs associated with advertising products are expensed in the year incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999, was $1,423,000, $2,482,000 and $1,051,000,
respectively.

   New Pronouncements. In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The adoption of this statement on January 1, 2002 will not have a material impact on the Company's consolidated financial statements.

   In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Long-Lived Assets ("SFAS 144"). The FASB's new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and portions of APB Opinion No. 30, Reporting the Results of Operations. SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of this statement on January 1, 2002 will not have a material impact on the Company's consolidated financial statements.

Note 2.  Information Product and Service Agreements

   As of December 31, 2001, the Company had entered into agreements for information products and services, which includes licensing a portion of the Company's intellectual property, with over fifty pharmaceutical, biotechnology and agricultural companies and academic institutions. Over 79% and 75% of revenues in 2001 and 2000, respectively, were derived from such agreements. In general, collaborators agree to pay, during the term of the agreement, fees to receive non-exclusive access to selected modules of the Company's databases and/or

                             INCYTE GENOMICS, INC.

licenses of certain of its intellectual property. In addition, if a collaborator develops certain products utilizing the Company's technology and proprietary database information, royalty payments could potentially be received by the Company.

   One collaborator contributed 11% of total revenues in 2000. No customer contributed 10% or more of total revenues in 2001 or 1999.

Note 3.  Commitments

   At December 31, 2001, the Company had noncancelable operating leases on multiple facilities and equipment, including facilities in Palo Alto and Fremont, California; St. Louis, Missouri; Beverly, Massachusetts; and Cambridge, England. Effective January 30, 2002, the Company assigned its lease obligation for the Fremont facility to another party. The leases expire on various dates ranging from November 2002 to March 2011. Rent expense for the years ended December 31, 2001, 2000 and 1999, was approximately $13,081,000, $12,696,000 and $8,674,000.

   At December 31, 2001, future noncancelable minimum payments under the operating leases were as follows:

                                                       Operating
                                                         Leases
                                                     --------------
            Year ended December 31,
            -----------------------                  (in thousands)
               2002.................................    $15,799
               2003.................................     13,884
               2004.................................      9,827
               2005.................................      9,118
               2006.................................      8,310
               Thereafter...........................     32,953
                                                        -------
                   Total minimum lease payments.....    $89,891
                                                        =======

   The Company also has purchase commitments of $25.0 million at December 31, 2001, the timing of which is dependent upon provision by the vendor of products or services. Additionally, the Company has committed to purchase equity in certain companies when certain events occur. The total amount committed is $15.0 million. These commitments are considered contingent commitments as a future event must occur in order to cause the commitment to be enforceable.

Note 4.  Convertible Subordinated Notes

   In February 2000, in a private placement, the Company issued $200.0 million of convertible subordinated notes, which resulted in net proceeds of $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to all senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. The Company may, at its option, redeem the notes at any time before February 7, 2003, but only if the Company's stock price exceeds 150% of the conversion price for 20 trading days in a period of 30 consecutive trading days. On or after February 7, 2003 the Company may, at its option, redeem the notes at specific prices. Holders may require the Company to repurchase the notes upon a change in control, as defined. As of December 31, 2001, the fair value of the notes was approximately $135.0 million based upon trading prices on the over-the-counter market.

                             INCYTE GENOMICS, INC.

   In November 2000, the Company repurchased on the open market, and retired, $15.0 million in par value of the convertible subordinated notes. The Company recognized a gain of $3.1 million on the transactions, which was reported as an extraordinary item. In 2001, the Company repurchased on the open market, and retired, $8.0 million in par value of the convertible subordinated notes. The Company recognized a gain of $2.4 million on the transactions, which was reported as an extraordinary item in fiscal 2001.

Note 5.  Stockholders' Equity

   Common Stock. At December 31, 2001, the Company had reserved a total of 17,058,921 shares of its common stock for issuance upon exercise of outstanding and available for issuance stock options and purchases under the Employee Stock Purchase Plan described below and the conversion of the convertible subordinated notes described in Note 7. In July 2000, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend paid on August 31, 2000 to holders of record on August 7, 2000. All share and per share data have been adjusted retroactively to reflect the split.

   On June 6, 2000, the Company's stockholders approved an increase in the number of shares authorized for issuance from 75,000,000 to 200,000,000.

   Preferred Stock. The Company is authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding at December 31, 2001 or 2000. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future. The Company has reserved 500,000 shares of preferred stock designated as Series A Participating Preferred Stock for issuance in connection with the Stockholders Rights plan described below.

   Sales of Stock. In February 2000, in a private offering, the Company issued 4,000,000 shares of common stock at $105.50 per share. Net proceeds from this offering were approximately $403.4 million, net of offering expenses.

   Stock Compensation Plans. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost, excluding options issued by Synteni prior to the 1997 merger, has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net loss in 2001, 2000 and 1999 would have been approximately $202.0 million, $50.5 million and $40.0 million, respectively. The Company's pro forma basic and diluted net loss per share in 2001, 2000 and 1999 would have been $3.05, $0.80 and $0.71 per share, respectively. The weighted average fair value of the options granted during 2001, 2000 and 1999 are estimated at $10.56, $28.30 and $6.71 per share, respectively, on the date of grant, using the Black-Scholes multiple-option pricing model with the following assumptions: dividend yield 0%, 0% and 0%, volatility of 86%, 92% and 66%, risk-free interest rate of 4.25%, 6.26% and 5.43%, and an average expected life of 3.46, 3.04 and 3.32 years, for 2001, 2000 and 1999, respectively. The average fair value of the employees' purchase rights under the Employee Stock Purchase Plan during 2001, 2000 and 1999 is estimated at $8.34, $6.67 and $4.07, respectively, on the date of grant, using the Black-Scholes multiple-option pricing model with the following assumptions: dividend yield 0%, 0% and 0%, volatility of 98%, 76% and 66%, risk free interest rate of 4.41%, 5.89% and 5.14%, and an expected life of 6 months, respectively.

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

                             INCYTE GENOMICS, INC.

because changes in the subjective input assumptions can materially affect the fair value estimate, and because the Company has a relatively limited history with option behavior, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   Summaries of stock option activity for the Company's stock option plans as of December 31, 2001, 2000 and 1999, and related information for the years ended December 31 are included in the plan descriptions below.

   1991 Stock Plan. In November 1991, the Board of Directors adopted the 1991 Stock Plan (the "Stock Plan"), which was amended and restated in 1992, 1995, 1996, 1997, 1999, 2000 and 2001 for issuance of common stock to employees, consultants, and scientific advisors. Options issued under the plan shall, at the discretion of the compensation committee of the Board of Directors, be either incentive stock options or nonstatutory stock options. The exercise prices of incentive and non-statutory stock options granted under the plan are not less than the fair market value on the date of the grant, as determined by the Board of Directors. Options generally vest over four years, pursuant to a formula determined by the Company's Board of Directors, and expire after ten years. In June 2001, the Company's stockholders approved an increase in the number of shares of common stock reserved for issuance under the plan from 17,400,000 to 19,900,000.

   During 2001, the Company granted 490,000 restricted stock units under the Stock Plan to certain management personnel. In connection with the grant of these restricted stock units, the Company recorded deferred compensation of $7,933,000 in 2001. These restricted stock units have cliff vesting terms over one to four years and are being amortized to stock compensation expense over those vesting terms.

   1998 Proteome Stock Plan. In October 1998, Proteome's Board of Directors approved and adopted the Proteome, Inc. 1998 Employee, Director and Consultant Stock Option Plan, as amended through August 6, 1999 (the "Proteome Plan"). Under the Proteome Plan, Proteome could grant incentive stock options and non-qualified options to purchase the equivalent of 216,953 shares of Incyte common stock. Incentive stock options could be granted to employees at exercise prices of no less than 100% of the fair value of the common stock on the grant date, as determined by the board of directors or a committee of the board of directors. Non-qualified options could be granted to employees, outside directors and consultants who provided services to Proteome at exercise prices no less than par value of the common stock, as determined by the board of directors or a committee of the board of directors. Options could be granted with different vesting terms from time to time and options issued under the Proteome Plan expire no more than 10 years after the date of grant. All outstanding options at the time of the merger with Incyte were converted to options to purchase Incyte common stock, and the Proteome Plan was assumed by the Company. No further options will be granted under the Proteome Plan.

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

   Through the inception of the plan through March 1998, the Directors' Plan provided that each new non-employee director joining the Board would receive an option to purchase 80,000 shares of common stock. In March 1998, the Directors Plan was amended to eliminate this initial grant. In May 2001, the Directors' Plan was amended to provide that each new non-employee director joining the Board would receive an option to purchase 20,000 shares of common stock. In December 2001, the Directors' Plan was amended to provide that this initial option shall cover the purchase of 30,000 shares of common stock. Additionally, members who continue to serve on the Board will receive annual option grants for 5,000 shares exercisable in full on the first anniversary of the date of the grant. All options are exercisable at the fair market value of the stock on the date of grant. At December 31, 2001, the Company had options outstanding under the Directors' Plan to purchase 668,000 shares

                             INCYTE GENOMICS, INC.

of common stock at a weighted average exercise price of $10.756 (535,000 and 615,000 shares of common stock at a weighted average exercise price of $8.819 and $5.625 at December 31, 2000 and 1999, respectively); 536,000 shares are vested and exercisable at December 31, 2001 (495,000 and 575,000 shares were vested and exercisable at December 31, 2000 and 1999, respectively). In 2000, 120,000 shares of common stock were purchased under the Directors' Plan at a weighted average exercise price of $1.36. No options were exercised prior to 2000.

   Activity under the combined plans was as follows:

                                                               Shares Subject to
                                                              Outstanding Options
                                                              --------------------
                                                                          Weighted
                                                   Shares                 Average
                                                  Available               Exercise
                                                  for Grant     Shares     Price
                                                  ----------  ----------  --------
Balance at January 1, 1999.......................  3,103,292   8,381,407   $ 9.57
   Additional authorization......................  2,200,000          --       --
   Options granted............................... (5,256,830)  5,256,880    13.77
   Options exercised.............................         --  (1,959,628)    6.38
   Options canceled..............................  1,258,705  (1,258,705)   14.30
                                                  ----------  ----------
Balance at December 31, 1999.....................  1,305,167  10,419,904    11.71
   Additional authorization......................  2,600,000          --       --
   Options granted............................... (1,043,922)  1,043,922    39.59
   Options exercised.............................         --  (2,446,632)   10.85
   Options canceled..............................    754,593    (754,593)   17.50
                                                  ----------  ----------
Balance at December 31, 2000.....................  3,615,838   8,262,601    14.96
   Additional authorization......................  2,500,000          --       --
   Options granted............................... (4,543,832)  4,543,832    17.66
   Options exercised.............................         --    (752,191)   11.01
   Options canceled..............................  1,633,830  (1,673,468)   22.75
                                                  ----------  ----------
Balance at December 31, 2001.....................  3,205,836  10,380,774   $15.18
                                                  ==========  ==========

   Options to purchase a total of 4,139,069; 3,469,661 and 3,725,352 shares at December 31, 2001, 2000 and 1999, respectively, were exercisable. Of the options exercisable, 4,127,069; 3,469,661 and 3,427,292 shares were vested at December 31, 2001, 2000 and 1999, respectively.

   Options Assumed in Proteome Acquisition. As part of the Proteome acquisition, Proteome stock option holders received options to purchase 216,953 shares of Incyte common stock with a weighted average exercise price of $7.60. The Company recognized $2,479,000 of deferred compensation related to these options, which is being amortized over the vesting period of the options. In connection with the workforce reduction related to the restructuring in 2001, the Company terminated certain Proteome stock option holders included in the original calculation and reduced the deferred compensation by $1,324,000 at December 31, 2001. Options to purchase a total of 41,181 and 40,651 shares were vested and exercisable at December 31, 2001 and 2000, respectively.

                             INCYTE GENOMICS, INC.

   The following table summarizes information about stock options outstanding at December 31, 2001, for the 1991 Stock Plan, the 1996 Synteni Stock Plan, the 1998 Proteome Stock Plan, and the 1993 Non-employee Directors' Stock Option
Plan:

                                  Options Outstanding          Options Exercisable
                         ------------------------------------- --------------------
                                         Weighted     Weighted             Weighted
                                         Average      Average              Average
                           Number       Remaining     Exercise   Number    Exercise
Range of Exercise Prices Outstanding Contractual Life  Price   Exercisable  Price
------------------------ ----------- ---------------- -------- ----------- --------
     $  0.01-  4.44.....  1,378,871        3.23       $  2.79   1,371,425  $  2.79
        4.66- 11.19.....  1,193,293        6.50          9.71     869,742     9.67
       11.31- 14.00.....  1,211,836        7.95         13.55     589,355    13.53
       14.07- 14.48.....  1,077,643        9.60         14.44      64,035    14.20
       14.49- 15.22.....  1,667,960        7.80         15.08     892,863    15.11
       15.32- 16.19.....  1,286,558        9.63         16.14      87,720    15.90
       16.38- 21.81.....  1,349,147        7.86         19.24     600,403    18.05
       21.94- 41.38.....  1,085,458        8.59         27.08     264,373    31.24
       42.88- 70.00.....     92,995        8.36         47.36      46,278    48.02
      119.88-119.88.....     37,013        8.18        119.88      18,804   119.88
                         ----------                             ---------
                         10,380,774        7.57         15.18   4,804,998    12.40
                         ==========                             =========

   Employee Stock Purchase Plan. On May 21, 1997, the Company's stockholders adopted the 1997 Employee Stock Purchase Plan ("ESPP"). The Company has authorized 1,200,000 shares of common stock for issuance under the ESPP. In June 2001, the Company's stockholders approved an increase in the number of shares of common stock reserved for issuance under the plan to 1,600,000. Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. The Company issued 301,763, 214,617 and 158,754 shares under the ESPP in 2001, 2000 and 1999, respectively. As of December 31, 2001, 846,978 shares remain available for issuance under the ESPP.

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

                             INCYTE GENOMICS, INC.

Note 6.  Income Taxes

   The provision (benefit) for income taxes consists of the following (in thousands):

                                                                Year Ended December 31,
                                                                ----------------------
                                                                 2001     2000   1999
                                                                ----     ----    -----
Current........................................................
   Federal..................................................... $ --     $ --   $(832)
   Foreign.....................................................  830      125     (92)
   State.......................................................  100       80     124
                                                                 ----     ----   -----
       Total provision (benefit) for income taxes.............. $930     $205   $(800)
                                                                 ====     ====   =====

   Income (loss) before provision for income taxes, extraordinary items and cumulative effect of accounting change consisted of the following (in thousands):

                                                           Year Ended December 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        ---------  --------  --------
U.S. taxable entities.................................. $(186,970) $(32,667) $(27,869)
Other..................................................        --        --       301
                                                        ---------  --------  --------
                                                        $(186,970) $(32,667) $(27,568)
                                                        =========  ========  ========

   The provision (benefit) for income taxes before extraordinary items and cumulative effect of accounting change differs from the federal statutory rate as follows (in thousands):

                                                              Year Ended December 31,
                                                            ---------------------------
                                                              2001      2000     1999
                                                            --------  --------  -------
Provision (benefit) at U.S. federal statutory rate......... $(65,440) $(11,433) $(9,649)
Unbenefitted net operating losses..........................   47,408    11,144    8,604
Restructuring charges and long-lived asset impairments.....   15,791        --       --
Other......................................................    3,171       494      245
                                                            --------  --------  -------
Provision (benefit) for income taxes....................... $    930  $    205  $  (800)
                                                            ========  ========  =======

                             INCYTE GENOMICS, INC.

   Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                            December 31
                                                        -------------------
                                                          2001       2000
                                                        ---------  --------
    Deferred tax assets:
       Net operating loss carryforwards................ $ 105,000  $ 69,800
       Research credits................................    16,000    12,900
       Capitalized research and development............    16,800    13,000
       Accruals and reserves...........................    11,800     4,400
       Other, net......................................     1,000       400
                                                        ---------  --------
           Total gross deferred tax assets.............   150,600   100,500
    Less valuation allowance for deferred tax assets...  (149,400)  (91,900)
                                                        ---------  --------
    Net deferred tax assets............................     1,200     8,600
    Deferred tax liabilities:
       Purchased intangibles...........................     1,200     8,600
                                                        ---------  --------
           Net deferred tax assets and liabilities..... $      --  $     --
                                                        =========  ========

   The valuation allowance for deferred tax assets increased by approximately $57,500,000, $48,500,000 and $20,400,000 during the years ended December 31,
2001, 2000 and 1999, respectively. Approximately $57,500,000 of the valuation allowance for deferred tax assets relates to benefits from stock option deductions which, when recognized, will be allocated directly to contributed capital.

   The Company's management believes the uncertainty regarding the timing of the realization of net deferred tax assets requires a valuation allowance.

   As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $299,500,000. The Company also had federal research and development tax credit carryforwards of approximately $10,500,000. The net operating loss carryforwards will expire at various dates, beginning in 2009 through 2021, if not utilized.

   Utilization of the net operating losses and credits may be subject to an annual limitation, due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions.

                             INCYTE GENOMICS, INC.

Note 7.  Net Income (Loss) Per Share

   The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                           Year Ended December 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        ---------  --------  --------
Numerator:
   Net income (loss)................................... $(183,235) $(29,735) $(26,768)
                                                        =========  ========  ========
Denominator:
   Denominator for basic net income (loss) per share--
     weighted-average shares outstanding...............    66,193    63,211    56,276
   Dilutive potential common shares--stock options.....        --        --        --
                                                        ---------  --------  --------
   Denominator for diluted net income (loss) per
     share.............................................    66,193    63,211    56,276
                                                        =========  ========  ========
Basic net income (loss) per share...................... $   (2.77) $  (0.47) $  (0.48)
                                                        =========  ========  ========
Diluted net income (loss) per share.................... $   (2.77) $  (0.47) $  (0.48)
                                                        =========  ========  ========

   Options to purchase 10,380,774, 8,307,396 and 10,364,156 shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively, which were not included in the computation of diluted net income (loss) per share, as their effect was anti-dilutive. The Company's Convertible Subordinated Notes, convertible into 2,625,383 shares of common stock, were not included in the computation of diluted net income (loss) per share, as the effect of their assumed conversion would be anti-dilutive.

Note 8.  Defined Contribution Plan

   The Company has a defined contribution plan covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by the Company, subject to certain limitations. Defined contribution expense for the Company was $1,951,000, $1,735,000 and $1,259,000 in 2001, 2000 and
1999, respectively.

Note 9.  Segment Reporting

   The Company's operations are treated as one operating segment, in accordance with SFAS 131: drug discovery and development products and services. For the year ended December 31, 2001, the Company recorded revenue from customers throughout the United States and in Austria, Canada, France, Germany, India, Israel, Japan, Scandinavia, Switzerland, and the United Kingdom. Export revenue for the years ended December 31, 2001, 2000 and 1999, was $49,656,000, $48,174,000 and $43,679,000, respectively.

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

                                                              2000     1999
                                                            -------- --------
  Revenues................................................. $197,881 $158,773
                                                            ======== ========
  Loss before extraordinary item........................... $ 50,443 $ 38,122
                                                            ======== ========
  Net loss................................................. $ 47,306 $ 38,122
                                                            ======== ========
  Pro forma basic and diluted net loss per share........... $   0.73 $   0.66
                                                            ======== ========
  Pro forma shares for basic and diluted net loss per share   64,460   57,525
                                                            ======== ========

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

   diaDexus purchased $0.1 million, $2.6 million and $1.9 million of contract sequencing, microarray and software services from the Company in the year ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, the Company had no receivables outstanding from diaDexus related to these services.

                             INCYTE GENOMICS, INC.

   The following is a summary of diaDexus' financial information as of December 31, 2001, 2000, and 1999, and for the years then ended (in thousands):

                                                      2001    2000    1999
                                                     ------- ------- -------
   Current assets................................... $68,919 $49,579 $ 8,786
   Total assets.....................................  83,538  96,072  11,297
   Current liabilities..............................   3,720   2,384   5,957
   Total liabilities................................   3,720   2,431   6,044
      Net loss......................................  24,517  23,346  11,286

Note 12.  Litigation

  Affymetrix

   On December 21, 2001, Incyte agreed to settle the following existing patent infringement litigation with Affymetrix, Inc.: Affymetrix, Inc. v. Synteni, Inc. and Incyte Pharmaceuticals, Inc., Case Nos. C 99-21164 JF and C 99-21165 JF (N.D. Cal.); Incyte Genomics, Inc. v. Affymetrix, Inc., Case No. C 01-20065 JF (N.D. Cal.); and the Incyte Opposition to Affymetrix's European Patent No. EP 0 619 321. The first lawsuit involved several of Affymetrix's microarray-related patents (U.S. Patent Nos. 5,445,934, 5,744,305 and 5,800,992). The second lawsuit involved Incyte's RNA amplification patents (U.S. Patent Nos. 5,716,785 and 5,891,636) and two additional microarray-related patents held by Affymetrix (U.S. Patent Nos. 5,871,928 and 6,040,193). As a part of the settlement, the companies have agreed to certain non-exclusive, royalty-bearing licenses and an internal use license under their respective intellectual property portfolios. Pursuant to the settlement, the Company received a net cash settlement that was recorded as revenue in 2001. This settlement does not include Incyte's appeal before the United States District Court for the Northern District of California seeking de novo review of the Board of Patent Appeals and Interferences' decision relating to patent applications licensed by Incyte from Stanford University. There can be no assurances as to the outcome of that appeal.

  Invitrogen

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

   On November 21, 2001, the Company filed its answer to the complaint filed by Invitrogen in the United States District Court for the District of Delaware. In addition to its answers to Invitrogen's patent infringement claims, the Company asserted seven counterclaims against Invitrogen seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches, and patent misuse. The Company also seeks its fees, costs, and expenses. Invitrogen filed its answer to the Company's counterclaims on January 9, 2002.

   Simultaneously with the filing of its answer, the Company filed a motion to transfer the action from the United States District Court for the District of Delaware to the United States District Court for the District of Maryland, where Invitrogen Corporation is currently a party to three infringement actions alleging infringement of the same patents-in-suit. The issue of transfer has been fully briefed and submitted to the court for decision.

   In addition, on November 21, 2001, the Company filed a complaint against Invitrogen, as amended on December 21, 2001 and March 7, 2002, in the United States District Court for the Southern District of California

                             INCYTE GENOMICS, INC.

alleging infringement of fourteen of the Company's patents. Nine of the asserted patents (U.S. patent numbers 5,633,149, 5,637,462, 5,817,497,
5,840,535, 5,919,686, 5,925,542, 5,962,263, 5,789,198 and 6,001,598) are gene patents. Three of the patents (U.S. patent numbers 5,716,785, 5,891,636, and 6,291,170) relate to RNA amplification and gene expression. Two of the patents (U.S. patent numbers 5,807,522 and 6,110,426) relate to methods of fabricating microarrays of biological samples. The complaint seeks a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen's conduct, as well as the Company's fees, costs, and interest. The Company further seeks triple damages from the infringement claim based on Invitrogen's willful infringement of the Company's patents. Invitrogen's response to the Company's complaint is due in April 2002.

   The Company believes it has meritorious defenses and intends to defend vigorously the suit and potential counterclaims brought by Invitrogen. However, the Company's defenses may be unsuccessful. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from this suit due to uncertainty regarding the ultimate outcome. Regardless of the outcome, the Invitrogen litigation is expected to result in substantial costs to the Company. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all.

Note 13.  Related Party Transactions

   The following are related party transactions as defined by FASB Statement No. 57, Related Party Disclosures ("SFAS 57"). In each of the transactions noted in which a director of the Company is in some way affiliated with the other party to the transaction, such director has recused himself from voting on the related party transaction. For the years ended December 31, 2001, 2000 and 1999, revenues from companies considered to be related parties as defined by SFAS 57 were $24,615,000, $0, and $0, respectively. At December 31, 2001 and 2000, receivables from related parties were $10,936,000 and $0, respectively.

   In March 2001, the Company entered into a LifeSeq Collaboration Agreement, Patent License Agreement, Collaboration and Technology Transfer Agreement and Proteome BioKnowledge Library License Agreement with Genomic Health, Inc. ("Genomic Health"). Randal W. Scott, who served as Chairman of the Board of the Company until November 2001 and as a director of the Company through December 2001, is Chairman of the Board, President and Chief Executive Officer of Genomic Health and owns more than 10% of the outstanding capital stock of Genomic Health. Under the agreements, Genomic Health obtained access to the Company's LifeSeq Gold database and BioKnowledge Library and received licenses to certain of the Company's intellectual property. Amounts Genomic Health will pay the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third parties. The Company received rights to certain intellectual property that Genomic Health may, in the future, develop. At the same time, the Company entered into an agreement to purchase shares of Series C Preferred Stock of Genomic Health for an aggregate purchase price of $5.0 million which, together with shares of Series A Preferred Stock purchased in November 2000 for an aggregate purchase price of $1.0 million, resulted in the Company owning approximately 10.9% of the outstanding capital stock of Genomic Health as of December 31, 2001. Under certain circumstances and if Genomic Health so elects, the Company has agreed to purchase in a future offering of Genomic Health's capital stock an aggregate of $5.0 million of the shares being sold in that offering.

   In May 2001, the Company entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. ("Iconix"). Jon S. Saxe, a director of the Company, is Chairman of the Board of Iconix. Under the agreement, Iconix obtained an exclusive license to the Company's LifeExpress Lead database, access to LifeSeq and ZooSeq databases, licenses to certain of the Company's intellectual property and use of the Company's LifeArray expression array technology. Amounts Iconix will pay the Company under these

                             INCYTE GENOMICS, INC.

agreements are similar to those paid to the Company under agreements between the Company and unrelated third parties. The Company is the exclusive distributor for the database product to be developed by Iconix. At the same time, the Company entered into an agreement to purchase shares of Series E Preferred Stock of Iconix for an aggregate purchase price of $10.0 million. Under certain circumstances, the Company has agreed to purchase in a future offering of Iconix's capital stock up to an aggregate of $5.0 million of the shares being sold in that offering.

   In September 2001, the Company entered into a Technology Access for Licensed Reagent Manufacture Agreement with Epoch Biosciences, Inc. ("Epoch"). Frederick
B. Craves, a director of the Company, is Chairman of the Board of Epoch and Bay City Capital, of which Dr. Craves is a partner, holds shares of Epoch stock. Dr. Craves also holds shares of Epoch stock directly. Under the agreements, Epoch obtained access to the Company's LifeSeq Gold and ZooSeq databases and received licenses to certain of the Company's intellectual property. Amounts Epoch will pay the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third party customers. The Company has identified Epoch as the preferred provider of certain probes to Incyte's users of LifeSeq Gold. Additionally, Epoch will supply the Company with certain probes for internal development purposes.

   In September 2001, the Company entered into a Collaboration Agreement, Patent License Agreement and two Unilateral Development and Commercialization Agreements with Medarex, Inc. ("Medarex"). Frederick B. Craves, a director of the Company, is also a director of Medarex and Bay City Capital, of which Dr. Craves is a partner, holds shares of Medarex stock. Under the agreements, Medarex obtained access to the Company's LifeSeq Gold database and received licenses to certain of the Company's intellectual property. Amounts Medarex will pay the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third party customers. Additionally, under the terms of the agreements, Medarex and the Company expect to share equally the cost and responsibility of preclinical and clinical development of antibody products. In addition, the two companies plan to jointly commercialize any antibody products resulting from this collaboration.

Note 14.  Other Expenses

                                                            For the Year                       Provision
                                                               Ended                         Balance as of
                                                            December 31,   Cash   Non-Cash   December 31,
                                                                2001     Payments Charges        2001
                                                            ------------ -------- ---------  -------------
                                                                            (in thousands)
Restructuring expenses:
   Workforce reduction.....................................   $  8,114   $(5,226) $      --     $ 2,888
   Equipment and other assets..............................     32,629        --    (32,629)         --
   Lease commitments and other restructuring charges.......     14,859      (753)    (2,024)     12,082
                                                              --------   -------  ---------     -------
                                                                55,602    (5,979)   (34,653)     14,970
Impairment of goodwill and other intangible assets.........     68,666        --    (68,666)         --
Impairment of other long-lived assets......................      6,104        --     (6,104)         --
                                                              --------   -------  ---------     -------
Other expenses.............................................   $130,372   $(5,979) $(109,423)    $14,970
                                                              ========   =======  =========     =======

   On October 25, 2001, the Company announced a restructuring of its operations in order to focus on its database and partnership programs and its therapeutic drug discovery and development programs. As a part of the restructuring, the Company is discontinuing its microarray-based gene expression products and services, genomic screening products and services, public domain clone products and related services, contract sequencing services

                             INCYTE GENOMICS, INC.

and internal program on SNP discovery. These custom genomics activities contributed approximately $45,267,000 of revenue in 2001. Consequently, this resulted in the Company recording an expense of $55,602,000 related to the restructuring activities. In addition, the Company recorded a reduction in goodwill and other intangible assets and impairment of other long-lived assets totaling $74,770,000.

   The workforce reduction charge of approximately $8,718,000 was determined based on the severance and fringe benefit charges for approximately 400 employees. These employees primarily worked in the activities being exited as described above and related infrastructure support positions. As of December 31, 2001, approximately 370 employees had been terminated.

   Equipment and other assets that were disposed of or removed from operations were written down to their estimated fair value of $740,000 and that resulted in a charge of $32,629,000. The write-down of equipment and other assets primarily relates to leasehold improvements, computer equipment and related software, lab equipment and office equipment associated with the activities being exited and related infrastructure reduction. Additionally, the write-off of equipment and other assets also includes certain software costs related to products no longer being offered. The Company estimated the fair value of equipment and other assets based on the current market conditions.

   Lease commitments and other restructuring related charges have been accrued of $14.9 million for facilities and equipment leases related to the activities being exited and contract-related provisions and settlement and professional fees. Specifically, the Company is exiting buildings located in St. Louis, Missouri; Fremont, California; Palo Alto, California; and Cambridge, United Kingdom. The Company estimated the costs based on the contractual terms of agreements and then current real estate market conditions. It is estimated that it will take the Company six to twelve months to sublease the various properties that will be vacated. The leases related to activities being exited expire on various dates ranging from May 2003 to March 2007.

   The estimates above have been made based upon management's best estimate of the amounts and timing of certain events included in the restructure plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become known.

   As a result of the Company's change in strategic direction and restructuring, pursuant to SFAS 121, the Company performed an assessment of the carrying value of its goodwill and other intangible assets recorded in connection with its Hexagen and Proteome assets.

   The activities acquired through the Hexagen acquisition related primarily to a method of SNP discovery. Although SNP discovery will continue, the Hexagen method is one of the activities that will not be continued after the change in strategic direction and restructuring. As a result, it was determined that the goodwill and intangible assets related to this acquisition have no future cash flows to support their carrying value and a $10,201,000 charge was recorded to write these assets down to their estimated fair value.

   The Company acquired Proteome, Inc. in December 2000 and recorded goodwill and other intangible assets of $70,800,000. At that time, the Company believed the acquisition would strengthen its database offering with a larger collection of protein annotation information. In the fourth quarter of 2001, the Company found that collaborators were unwilling to pay fees to access the Proteome databases that were sufficient to support the continued investment required to build and sustain the Proteome's products. In addition, the Company eliminated the positions of approximately 45% of Proteome employees. The Company considered these events to be indicators of potential impairment and performed an evaluation of the affected long-lived assets in accordance

                             INCYTE GENOMICS, INC.

with the Company's policy. The forecast of future cash flows indicated that the long-lived assets were impaired. The Company estimated the fair value of long-lived assets by discounting the cash flow forecast using a discount rate, which represented the Company's weighted average cost of capital. As a result of the evaluation, the Company concluded that unamortized goodwill and other intangible assets were impaired, and accordingly, $58,465,000 was charged to operations in the fourth quarter of 2001 to write these assets down to their estimated fair value. The carrying value of these intangible assets is $2,900,000 at December 31, 2001.

   In reviewing its existing long-lived assets, the Company determined, based on certain impairment indicators, that an asset relating to capitalized software should be analyzed for impairment. As a result of this analysis, it was determined that the net book value of the asset was in excess of future revenues expected from sale of this software reduced by costs to sell. Therefore, it was determined that this capitalized software was impaired and recognized a $6,104,000 impairment charge.

            Interim Consolidated Financial Information (Unaudited)
                     (in thousands, except per share data)

                                                                       Fiscal 2001 Quarter Ended
                                                             --------------------------------------------
                                                             March 31, June 30, September 30, December 31,
                                                             --------- -------- ------------- ------------
Revenues.................................................... $ 51,121  $56,051    $ 57,319     $  54,772
Loss before extraordinary item and cumulative effect of
  accounting change/(1)/....................................  (14,977)  (9,891)    (17,827)     (145,205)
   Net loss/(1)/............................................  (10,312)  (9,891)    (17,827)     (145,205)
Basic and diluted loss before extraordinary item and
  cumulative effect of accounting change.................... $  (0.23) $ (0.15)   $  (0.27)    $   (2.18)
                                                             ========  =======    ========     =========
Basic and diluted net loss per share........................ $  (0.16) $ (0.15)   $  (0.27)    $   (2.18)
                                                             ========  =======    ========     =========
Shares used in computation of basic and diluted net loss per
  share.....................................................   65,745   66,076      66,370        66,565
                                                             ========  =======    ========     =========

                                                                       Fiscal 2000 Quarter Ended
                                                             --------------------------------------------
                                                             March 31, June 30, September 30, December 31,
                                                             --------- -------- ------------- ------------
Revenues.................................................... $ 40,754  $46,015    $ 51,982     $  55,416
Loss before extraordinary item..............................   (8,177)  (6,590)     (7,598)      (10,507)
   Net loss.................................................   (8,177)  (6,590)     (7,598)       (7,370)
Basic and diluted loss before extraordinary item............ $  (0.13) $ (0.10)   $  (0.12)    $   (0.16)
                                                             ========  =======    ========     =========
Basic and diluted net loss per share........................ $  (0.13) $ (0.10)   $  (0.12)    $   (0.11)
                                                             ========  =======    ========     =========
Shares used in computation of basic and diluted net loss per
  share.....................................................   60,612   63,798      64,064        64,369
                                                             ========  =======    ========     =========

--------
(1) The December 31, 2001 quarter includes $130,372 of other expenses relating primarily to restructuring charges and long-lived asset write-downs.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                            Balance at Charged to            Balance at
                                                            Beginning  Costs and               End of
           Description--Year Ended December 31,             of Period   Expenses  Deductions   Period
           ------------------------------------             ---------- ---------- ---------- ----------
                                                                          (in thousands)
Allowance for doubtful accounts--1999......................    $434      $   --     $(200)     $  234
Allowance for doubtful accounts--2000......................     234         122        --         356
Allowance for doubtful accounts--2001......................     356       1,745        --       2,101

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of diaDexus, Inc.

   In our opinion, the accompanying balance sheets and the related statements of operations, of members' and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of diaDexus, Inc. (a development stage company) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 and for the cumulative period from August 29, 1997 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 14, 2002, except as
to Paragraph 2 of
Note 8 which is as of
January 31, 2002

                                DIADEXUS, INC.
                         (a development stage company)

                                BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                               December 31,
                                                                                            ------------------
                                                                                              2000      2001
                                                                                            --------  --------
                                          ASSETS
                                          ------
Current Assets:
   Cash and cash equivalents............................................................... $ 13,043  $ 24,557
   Short-term investments..................................................................   33,874    41,194
   Interest receivable.....................................................................    1,556       816
   Prepaid expenses and other current assets...............................................    1,106     2,352
                                                                                            --------  --------
       Total current assets................................................................   49,579    68,919
Long-term investments......................................................................   44,271     8,872
Restricted cash............................................................................       --       161
Property and equipment, net................................................................    2,152     5,110
Notes receivable from employees............................................................       --       409
Other assets...............................................................................       70        67
                                                                                            --------  --------
       Total assets........................................................................ $ 96,072  $ 83,538
                                                                                            ========  ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Current Liabilities:
   Accounts payable........................................................................ $    790  $    908
   Deferred revenue........................................................................       --       475
   Accrued liabilities.....................................................................    1,108     2,270
   Due to related parties..................................................................      486        67
                                                                                            --------  --------
       Total current liabilities...........................................................    2,384     3,720
Deferred rent..............................................................................       47        --
                                                                                            --------  --------
       Total liabilities...................................................................    2,431     3,720
                                                                                            --------  --------
Commitments and contingencies (Notes 4 and 7)

Stockholders' Equity:
   Series A preferred stock, $0.01 par value; 4,400,000 shares authorized, issued and
     outstanding at December 31, 2000 and December 31, 2001 (liquidation value: $15,000)...       44        44
   Series B preferred stock, $0.01 par value; 4,400,000 shares authorized, issued and
     outstanding at December 31, 2000 and December 31, 2001 (liquidation value: $10,000)...       44        44
   Series C preferred stock, $0.01 par value; 13,500,000 shares authorized at December 31,
     2000 and December 31, 2001, 13,225,807 shares issued and outstanding at
     December 31, 2000 and December 31, 2001 (liquidation value: $102,500).................      132       132
   Series D preferred stock, $0.01 par value; none authorized, issued and outstanding at
     December 31, 2000, 21,000 shares authorized at December 31, 2001, 20,833 shares
     issued and outstanding at December 31, 2001 (liquidation value: $250).................       --        --
   Common stock, $0.01 par value; 50,000,000 shares authorized at December 31, 2000 and
     December 31, 2001, 2,076,698 shares issued and outstanding at December 31, 2000 and
     2,099,968 shares issued and outstanding at December 31, 2001..........................       21        21
   Additional paid-in capital..............................................................  128,060   140,207
   Deferred stock compensation.............................................................  (12,773)  (14,322)
   Notes receivable from stockholders......................................................   (1,591)   (1,697)
   Accumulated other comprehensive income..................................................      482       684
   Deficit accumulated during the development stage........................................  (20,778)  (45,295)
                                                                                            --------  --------
       Total stockholders' equity..........................................................   93,641    79,818
                                                                                            --------  --------
       Total liabilities and stockholders' equity.......................................... $ 96,072  $ 83,538
                                                                                            ========  ========

  The accompanying notes are an integral part of these financial statements.

                                DIADEXUS, INC.
                         (a development stage company)

                           STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                             Cumulative
                                                                                             Period from
                                                                                           August 29, 1997
                                                                                             (inception)
                                                                Year Ended December 31,        through
                                                             ----------------------------   December 31,
                                                               1999      2000      2001         2001
                                                             --------  --------  --------  ---------------
Revenues:
   License revenue.......................................... $     --  $     --  $     17     $     17
   Collaborative research revenue...........................       --        --       258          258
   Product sales............................................       --        --         2            2
   License revenue from related party.......................      100        --        --          100
                                                             --------  --------  --------     --------
       Total revenues.......................................      100        --       277          377
                                                             --------  --------  --------     --------
Operating expenses:
   Research and development (including stock compensation
     expense of $0, $2,811, $5,882 and $8,693 for the years
     ended December 31, 1999, 2000, 2001, and the
     cumulative period from inception through
     December 31, 2001, respectively).......................    9,461    12,297    20,911       49,831
   General and administrative (including stock
     compensation expense of $0, $12,345, $4,439 and
     $16,784 for the years ended December 31, 1999, 2000,
     2001 and the cumulative period from inception through
     December 31, 2001, respectively).......................    2,345    16,010     9,455       29,971

                                                             --------  --------  --------     --------
   Total operating expenses.................................   11,806    28,307    30,366       79,802
                                                             --------  --------  --------     --------
Loss from operations........................................  (11,706)  (28,307)  (30,089)     (79,425)
Interest and other income...................................      540     5,034     5,572       11,993
Interest expense............................................     (120)      (73)       --         (193)

                                                             --------  --------  --------     --------
Net loss.................................................... $(11,286) $(23,346) $(24,517)    $(67,625)

                                                             ========  ========  ========     ========


  The accompanying notes are an integral part of these financial statements.

                                DIADEXUS, INC.
                         (a development stage company)

                STATEMENTS OF MEMBERS' AND STOCKHOLDERS' EQUITY
                       (in thousands, except share data)


                                                         Series A             Series B                         Series A
                                                    Preferred Capital    Preferred Capital      Member      Preferred Stock
                                                   -------------------  -------------------  Contributions -----------------
                                                     Units     Dollars    Units     Dollars   Receivable    Shares   Dollars
                                                   ----------  -------  ----------  -------  ------------- --------- -------
Issuance, at inception, of Series A units at
 $3.41 per unit...................................  4,400,000  $15,000          --  $    --    $(11,000)          --  $ --
Issuance, at inception, of Series B units at
 $2.27 per unit...................................         --       --   4,400,000   10,000      (6,000)          --    --
Net loss..........................................         --     (274)         --     (274)         --           --    --
                                                   ----------  -------  ----------  -------    --------    ---------  ----
Balances at December 31, 1997.....................  4,400,000   14,726   4,400,000    9,726     (17,000)          --    --
Proceeds received from Members....................         --       --          --       --      17,000           --    --
Stock-based compensation..........................         --       --          --       --          --           --    --
Net loss..........................................         --   (3,964)         --   (3,964)         --           --    --
                                                   ----------  -------  ----------  -------    --------    ---------  ----
Balances at December 31, 1998.....................  4,400,000   10,762   4,400,000    5,762          --           --    --
Stock-based compensation..........................         --       --          --       --          --           --    --
Net loss..........................................         --   (5,643)         --   (5,643)         --           --    --
                                                   ----------  -------  ----------  -------    --------    ---------  ----
Balances at December 31, 1999.....................  4,400,000    5,119   4,400,000      119          --           --    --
Net loss to April 4...............................         --   (1,284)         --   (1,284)         --           --    --
Conversion to C corporation....................... (4,400,000)  (3,835) (4,400,000)   1,165          --    4,400,000    44
Issuance of Series C preferred stock upon
 conversion of note payable to related party......         --       --          --       --          --           --    --
Issuance of Series C preferred stock, net of
 issuance costs of $7,322.........................         --       --          --       --          --           --    --
Issuance of common stock..........................         --       --          --       --          --           --    --
Deferred stock compensation.......................         --       --          --       --          --           --    --
Amortization of deferred stock compensation.......         --       --          --       --          --           --    --
Remeasurement of stock options....................         --       --          --       --          --           --    --
Notes receivable from stockholders, net of
 discount.........................................         --       --          --       --          --           --    --
Comprehensive loss:
 Net loss from April 5............................         --       --          --       --          --           --    --
 Change in unrealized gain on available-for-sale
  securities......................................         --       --          --       --          --           --    --

Comprehensive loss................................
                                                   ----------  -------  ----------  -------    --------    ---------  ----
Balances at December 31, 2000.....................         --       --          --       --          --    4,400,000    44
                                                   ----------  -------  ----------  -------    --------    ---------  ----
Issuance of Series D preferred stock..............         --       --          --       --          --           --    --
Issuance of common stock..........................         --       --          --       --          --           --    --
Deferred stock compensation.......................         --       --          --       --          --           --    --
Remeasurement of stock options....................         --       --          --       --          --           --    --
Amortization of deferred stock compensation.......         --       --          --       --          --           --    --
Reversal of deferred compensation upon termination         --       --          --       --          --           --    --
Notes receivable from stockholders, net of
 discount.........................................         --       --          --       --          --           --    --
Comprehensive loss:                                        --       --          --       --          --           --    --
 Net loss.........................................         --       --          --       --          --           --    --
 Change in unrealized gain on available-for-sale
  securities......................................         --       --          --       --          --           --    --

Comprehensive loss................................
                                                   ----------  -------  ----------  -------    --------    ---------  ----
Balances at December 31, 2001.....................         --  $    --          --  $    --    $     --    4,400,000  $ 44
                                                   ==========  =======  ==========  =======    ========    =========  ====

                                                       Series B           Series C         Series D
                                                    Preferred Stock   Preferred Stock   Preferred Stock   Common Stock
                                                   ----------------- ------------------ --------------- -----------------
                                                    Shares   Dollars   Shares   Dollars Shares  Dollars  Shares   Dollars
                                                   --------- ------- ---------- ------- ------  ------- --------- -------
Issuance, at inception, of Series A units at
 $3.41 per unit...................................        --  $ --           --  $ --       --   $ --          --   $--
Issuance, at inception, of Series B units at
 $2.27 per unit...................................        --    --           --    --       --     --          --    --
Net loss..........................................        --    --           --    --       --     --          --    --
                                                   ---------  ----   ----------  ----   ------   ----   ---------   ---
Balances at December 31, 1997.....................        --    --           --    --       --     --          --    --
Proceeds received from Members....................        --    --           --    --       --     --          --    --
Stock-based compensation..........................        --    --           --    --       --     --          --    --
Net loss..........................................        --    --           --    --       --     --          --    --
                                                   ---------  ----   ----------  ----   ------   ----   ---------   ---
Balances at December 31, 1998.....................        --    --           --    --       --     --          --    --
Stock-based compensation..........................        --    --           --    --       --     --          --    --
Net loss..........................................        --    --           --    --       --     --          --    --
                                                   ---------  ----   ----------  ----   ------   ----   ---------   ---
Balances at December 31, 1999.....................        --    --           --    --       --     --          --    --
Net loss to April 4...............................        --    --           --    --       --     --          --    --
Conversion to C corporation....................... 4,400,000    44           --    --       --     --          --    --
Issuance of Series C preferred stock upon
 conversion of note payable to related party......        --    --      322,580     3       --     --          --    --
Issuance of Series C preferred stock, net of
 issuance costs of $7,322.........................        --    --   12,903,227   129       --     --          --    --
Issuance of common stock..........................        --    --           --    --       --     --   2,076,698    21
Deferred stock compensation.......................        --    --           --    --       --     --          --    --
Amortization of deferred stock compensation.......        --    --           --    --       --     --          --    --
Remeasurement of stock options....................        --    --           --    --       --     --          --    --
Notes receivable from stockholders, net of
 discount.........................................        --    --           --    --       --     --          --    --
Comprehensive loss:                                                          --    --       --     --
 Net loss from April 5............................        --    --           --    --       --     --          --    --
 Change in unrealized gain on available-for-sale
  securities......................................        --    --           --    --       --     --          --    --

Comprehensive loss................................
                                                   ---------  ----   ----------  ----   ------   ----   ---------   ---
Balances at December 31, 2000..................... 4,400,000    44   13,225,807   132       --     --   2,076,698    21
                                                   ---------  ----   ----------  ----   ------   ----   ---------   ---
Issuance of Series D preferred stock..............        --    --           --    --   20,833     --          --    --
Issuance of common stock..........................        --    --           --    --       --     --      23,270    --
Deferred stock compensation.......................        --    --           --    --       --     --          --    --
Remeasurement of stock options....................        --    --           --    --
Amortization of deferred stock compensation.......        --    --           --    --       --     --          --    --
Reversal of deferred compensation upon termination        --    --           --    --       --     --          --    --
Notes receivable from stockholders, net of
 discount.........................................        --    --           --    --       --     --          --    --
Comprehensive loss:                                       --    --           --    --
 Net loss.........................................        --    --           --    --       --     --          --    --
 Change in unrealized gain on available-for-sale
  securities......................................        --    --           --    --       --     --          --    --

Comprehensive loss................................
                                                   ---------  ----   ----------  ----   ------   ----   ---------   ---
Balances at December 31, 2001..................... 4,400,000  $ 44   13,225,807  $132   20,833   $ --   2,099,968   $21
                                                   =========  ====   ==========  ====   ======   ====   =========   ===

                                                                                                        Deficit
                                                                              Notes      Accumulated  Accumulated
                                                   Additional   Deferred    Receivable      Other     During the
                                                    Paid-In      Stock         from     Comprehensive Development
                                                    Capital   Compensation Stockholders Income (Loss)    Stage     Total
                                                   ---------- ------------ ------------ ------------- ----------- --------
Issuance, at inception, of Series A units at
 $3.41 per unit...................................  $     --    $     --     $    --        $ --       $     --   $  4,000
Issuance, at inception, of Series B units at
 $2.27 per unit...................................        --          --          --          --             --      4,000
Net loss..........................................        --          --          --          --             --       (548)
                                                    --------    --------     -------        ----       --------   --------
Balances at December 31, 1997.....................        --          --          --          --             --      7,452
Proceeds received from Members....................        --          --          --          --             --     17,000
Stock-based compensation..........................        10          --          --          --             --         10
Net loss..........................................        --          --          --          --             --     (7,928)
                                                    --------    --------     -------        ----       --------   --------
Balances at December 31, 1998.....................        10          --          --          --             --     16,534
Stock-based compensation..........................         5          --          --          --             --          5
Net loss..........................................        --          --          --          --             --    (11,286)
                                                    --------    --------     -------        ----       --------   --------
Balances at December 31, 1999.....................        15          --          --          --             --      5,253
Net loss to April 4...............................        --          --          --          --             --     (2,568)
Conversion to C corporation.......................     2,582          --          --          --             --         --
Issuance of Series C preferred stock upon
 conversion of note payable to related party......     2,497          --          --          --             --      2,500
Issuance of Series C preferred stock, net of
 issuance costs of $7,322.........................    92,549          --          --          --             --     92,678
Issuance of common stock..........................     2,487          --          --          --             --      2,508
Deferred stock compensation.......................    18,331     (18,331)         --          --             --         --
Amortization of deferred stock compensation.......        --       5,558          --          --             --      5,558
Remeasurement of stock options....................     9,599          --          --          --             --      9,599
Notes receivable from stockholders, net of
 discount.........................................        --          --      (1,591)         --             --     (1,591)
Comprehensive loss:
 Net loss from April 5............................        --          --          --          --        (20,778)   (20,778)
 Change in unrealized gain on available-for-sale
  securities......................................        --          --          --         482             --        482
                                                                                                                  --------
Comprehensive loss................................                                                                 (20,296)
                                                    --------    --------     -------        ----       --------   --------
Balances at December 31, 2000.....................   128,060     (12,773)     (1,591)        482        (20,778)    93,641
                                                    --------    --------     -------        ----       --------   --------
Issuance of Series D preferred stock..............       250          --          --          --             --        250
Issuance of common stock..........................        27          --          --          --             --         27
Deferred stock compensation.......................    12,257     (12,257)         --          --             --         --
Remeasurement of stock options....................       102                                                           102
Amortization of deferred stock compensation.......        --      10,219          --          --             --     10,219
Reversal of deferred compensation upon termination      (489)        489          --          --             --         --
Notes receivable from stockholders, net of
 discount.........................................        --          --        (106)         --             --       (106)
Comprehensive loss:
 Net loss.........................................        --          --          --          --        (24,517)   (24,517)
 Change in unrealized gain on available-for-sale
  securities......................................        --          --          --         202             --        202
                                                                                                                  --------
Comprehensive loss................................                                                                 (24,315)
                                                    --------    --------     -------        ----       --------   --------
Balances at December 31, 2001.....................  $140,207    $(14,322)    $(1,697)       $684       $(45,295)  $ 79,818
                                                    ========    ========     =======        ====       ========   ========

  The accompanying notes are an integral part of these financial statements.

                                DIADEXUS, INC.
                         (a development stage company)

                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                               Cumulative
                                                                                                               Period from
                                                                                                             August 29, 1997
                                                                                                               (Inception)
                                                                                  Year Ended December 31,        through
                                                                               ----------------------------   December 31,
                                                                                 1999      2000      2001         2001
                                                                               --------  --------  --------  ---------------
Cash flows from operating activities:
  Net loss.................................................................... $(11,286) $(23,346) $(24,517)    $ (67,625)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.............................................    1,072     1,167     2,254         6,152
    Stock compensation expense................................................        5    15,157    10,321        25,493
    Discount on notes receivable from stockholders............................       --     1,281        --         1,281
    Imputed interest on notes receivable from stockholders....................       --       (12)     (106)         (119)
    Loss on disposal of property and equipment................................        3        --        --            26
    Changes in operating assets and liabilities:
     Interest receivable......................................................       --    (1,556)      740          (816)
     Prepaid expenses and other assets........................................      (24)     (678)   (1,244)       (2,351)
     Restricted cash..........................................................       --        --      (161)         (161)
     Accounts payable.........................................................     (197)      748       118           908
     Accrued liabilities......................................................     (177)      649     1,162         2,085
     Issuance of notes receivable to stockholders.............................       --      (465)       --          (465)
     Due to related parties...................................................   (2,234)      153      (419)       (2,183)
     Deferred revenue.........................................................       --        --       475           475
     Deferred rent............................................................      (29)      (41)      (43)            3

                                                                               --------  --------  --------     ---------
       Net cash used in operating activities..................................  (12,867)   (6,943)  (11,420)      (37,297)

                                                                               --------  --------  --------     ---------
Cash provided by (used in) investing activities:
  Purchases of property and equipment.........................................     (238)     (877)   (5,212)       (7,759)
  Proceeds from sale of equipment.............................................        9        --        --             9
  Purchases of other assets...................................................       --        (1)       --            (1)
  Maturities of investments...................................................       --        --    57,327        57,327
  Purchases of investments....................................................       --   (77,664)  (29,049)     (106,713)

                                                                               --------  --------  --------     ---------
       Net cash provided by (used in) investing activities....................     (229)  (78,542)   23,066        57,137

                                                                               --------  --------  --------     ---------
Cash provided by (used in) financing activities:
  Discount on notes receivable from employees.................................       --        --       102           102
  Imputed interest on notes receivable from employees.........................       --        --       (11)          (11)
  Issuance of notes receivable to employees...................................       --        --      (500)         (500)
  Proceeds from issuance of convertible notes payable to related parties......    5,000        --        --         5,000
  Repayment of convertible note payable to related party......................       --    (2,621)       --        (2,621)
  Proceeds from related party contributions receivable........................       --        --        --        17,000
  Proceeds from issuance of Series A preferred units..........................       --        --        --         2,953
  Proceeds from issuance of Series B preferred units..........................       --        --        --         4,000
  Proceeds from issuance of Series C preferred stock, net of issuance costs...       --    92,678        --        92,678
  Proceeds from issuance of Series D preferred stock, net of issuance costs...       --        --       250           250
  Proceeds from issuance of common stock......................................       --       113        27           140

                                                                               --------  --------  --------     ---------
       Net cash provided by (used in) financing activities....................    5,000    90,170      (132)      118,991

                                                                               --------  --------  --------     ---------
Net increase (decrease) in cash and cash equivalents..........................   (8,096)    4,685    11,514        24,557
Cash and cash equivalents at beginning of period..............................   16,454     8,358    13,043            --

                                                                               --------  --------  --------     ---------
Cash and cash equivalents at end of period.................................... $  8,358  $ 13,043  $ 24,557     $  24,557

                                                                               ========  ========  ========     =========
Supplemental disclosures of cash flow information:
  Interest paid............................................................... $     --  $    193  $     --     $     193
Noncash investing and financing activities:
  Conversion of notes payable into Series C preferred stock...................       --     2,500        --         2,500
  Issuance of common stock in exchange for notes receivable from stockholders.       --     2,395        --         2,395

  The accompanying notes are an integral part of these financial statements.

                                DIADEXUS, INC.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS

Note 1.  The Company:

   diaDexus, Inc. (the "Company"), was founded as a Delaware limited liability company in August 1997 by SmithKline Beecham Corporation ("SmithKline Beecham") and Incyte Genomics, Inc. ("Incyte") (together, the "Members"). On April 4, 2000, the Company was converted to a Delaware corporation (see Note 2).

   The Company focuses on the discovery, development and commercialization of novel, patent-protected diagnostic and therapeutic products with high clinical value. Since its formation in 1997, the Company has focused on discovering molecular targets and developing novel diagnostic products for the improved detection, classification and prognosis of diseases. Where possible, the Company seeks to develop diagnostic and therapeutic products that are directed at the same molecular target, enabling a diagnostic/therapeutic tandem approach to detect and treat disease.

Note 2.  Summary of Significant Accounting Policies:

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

  Restricted cash

   Restricted cash represents term deposits held at a financial institution as collateral under the Company's operating lease arrangement for research and development facilities in South San Francisco for the remainder of the lease, which expires in September 2003.

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

   The amortized cost and fair value of securities, with gross unrealized gains and losses, were as follows (in thousands):

                                                   Gross      Gross
                                       Amortized Unrealized Unrealized  Fair
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- -------
  Debt securities at December 31, 2000
     Corporate bonds..................  $77,663     $493       $(11)   $78,145
                                        =======     ====       ====    =======
  Debt securities at December 31, 2001
     Corporate bonds..................  $49,382     $684       $ --    $50,066
                                        =======     ====       ====    =======

   The fair value of available-for-sale debt securities by contractual maturity at December 31, 2000 and December 31, 2001 was as follows (in thousands):

                                                               December 31,
                                                              ---------------
                                                               2000    2001
                                                              ------- -------
  Within 1 year.............................................. $33,874 $41,194
  Greater than 1 year, less than 5 years.....................  44,271   8,872
                                                              ------- -------
                                                              $78,145 $50,066
                                                              ======= =======

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

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

  Revenue recognition

   The amount received from SmithKline Beecham under a non-refundable license arrangement was recognized during 1999 as the earnings process was completed pursuant to the terms of the agreement and no remaining performance obligations existed. Any amounts received in advance of completing the earnings process are recorded as deferred revenue. As of July 11, 2001, the Company entered into a research and license agreement with Fujirebio, Inc. Pursuant to the agreement, the Company will receive an aggregate amount of $1,750,000 in the form of an upfront license fee, an anniversary fee and research support payments. The upfront license fee will be recognized as revenue over the three-year term of the agreement and the anniversary payment will be recognized over the remaining two-year term of the agreement. The research support payments will be recognized as revenue as the research work is performed and the related research costs are incurred. As of December 31, 2001, $375,000 was received as upfront license fee and research support payments prior to completion of the earnings process. This amount was recorded as deferred revenue as of December 31, 2001. During the last quarter of 2001, the Company entered into several agreements for the sale of clinical diagnostic test kits to clinical reference laboratories. Pursuant to these agreements, the Company received prior to December 31, 2001 an aggregate amount of $100,000 prior to completion of the earnings process. The amount of $100,000 was recorded as deferred revenue as of December 31, 2001, and will be recognized as revenue upon completion of the earnings process. Product sales are recognized as revenue upon completion of the earnings process. The earning process is complete upon delivery, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. The Company's revenue recognition practices are in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

  Research and development

   The Company recognizes research and development expense as incurred.

  Income taxes

   From the Company's inception through April 4, 2000, no provision or benefit for federal or state income taxes was recorded in the financial statements as the Company was a limited liability company and, therefore, was taxed as a partnership. Rather, the federal and state income tax effects of the Company's results of operations were recorded by the Members in their respective income tax returns. On April 4, 2000, in connection with completing the Series C preferred stock financing, the Company became subject to the C corporation provisions of the Internal Revenue Code. Accordingly, any earnings after this date are taxed at federal and state corporate income tax rates.

   Current income tax expense (benefit) is the amount of income taxes expected to be payable (refundable) for the current year. A deferred income tax asset or liability is computed for the expected future impact of the differences between the financial reporting and tax bases of assets and liabilities as well as the expected future

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

tax benefit to be derived from tax loss and tax credit carryforwards. Deferred income tax expense (benefit) is generally the net change during the year in the deferred income tax assets or liability. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized in future tax returns.

  Stock-based compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"), Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25" ("FIN No. 44"), and Emerging Issues Task Force No. 00-23, "Issues Related to the Accounting for Stock Compensation Under APB No. 25 and FIN No. 44" ("EITF No. 00-23") and complies with the pro forma disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

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

  Recent accounting pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" which establishes financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The Company will adopt SFAS No. 141 during the first quarter of fiscal 2002, and this adoption is expected to have no impact on the Company's financial reporting and related disclosures.

   In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions, of this statement are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002, and this adoption is expected to have no material impact on the Company's financial reporting and related disclosures.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supercedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provisions of SFAS No. 144 effective January 1, 2002, with earlier application encouraged. The Company believes that the implementation of this standard will not have a material effect on the Company's results of operations and financial position.

Note 3.  Balance Sheet Components

   Property and equipment consist of the following (in thousands):

                                                          December 31,
                                                        ----------------
                                                         2000     2001
                                                        -------  -------
      Laboratory, computer and office equipment........ $ 3,382  $ 5,686
      Leasehold improvements...........................   2,649    2,611
                                                        -------  -------
      Total............................................   6,031    8,297
      Less: Accumulated depreciation and amortization..  (3,879)  (3,187)
                                                        -------  -------
                                                        $ 2,152  $ 5,110
                                                        =======  =======

   Accrued liabilities consist of the following (in thousands):

                                                          December 31,
                                                          -------------
                                                           2000   2001
                                                          ------ ------
        Payroll and related.............................. $  424 $  658
        Outside services.................................    347     60
        Deposits.........................................     72     64
        Accrued loss on the Santa Clara facility lease...     --    426
        Accrued moving and relocation expenses...........     --    605
        Accrued legal expenses...........................     --    160
        Other............................................    265    297
                                                          ------ ------
                                                          $1,108 $2,270
                                                          ====== ======

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


Note 4.  Commitments and Contingencies

   The Company has an operating lease for laboratory and office facilities in Santa Clara, California through September 30, 2002. The Company declined the option to renew the lease. During 2001, the Company vacated the facility and accrued for the loss on the facility lease.

   In July 2001, the Company entered a facility lease agreement expiring in September 2003. Minimum future lease payments as of December 31, 2001 are as follows (in thousands):

            Year Ending December 31,
            ------------------------
            2002............................................. $1,580
            2003.............................................    744
                                                              ------
                                                              $2,324
                                                              ======

   Rent expense was $838,000, $804,000 and $1,413,438 for the years ended December 31, 1999, 2000 and 2001, respectively. A security deposit of $67,000 relating to our facility lease was paid by SmithKline Beecham and is included in due to related parties in the accompanying balance sheets.

   The Company has subleased a portion of its leased office facilities in Santa Clara under a non-cancelable lease agreement since 1998. Rental income for the years ended December 31, 1999, 2000 and 2001 was $202,000, $299,000 and
$272,000, respectively. The aggregate minimum future lease payments to be received by the Company under the sublease are $155,000.

   The Company entered into a collaboration agreement with the University of Pittsburgh Medical Center effective October 1, 2000 to analyze RNA expression in human cancer tissues. Under this agreement, the University of Pittsburgh Medical Center will perform RNA expression analysis on human cancer and corresponding non-malignant tissues to establish genotypic classifications. The Company will pay the University of Pittsburgh Medical Center approximately $1,218,000 over the three year term of this agreement. The Company paid $0 and $405,000 in relation to work done by the University of Pittsburgh Medical Center for the years ended December 31, 2000 and 2001, respectively.

   The Company entered into an agreement with Agilent Technologies, Inc. in August 2000 for early access to Agilent's DNA microarray technology. Under the terms of the agreement, the Company can purchase a number of custom in-situ microarrays at a cost of approximately $405,000. The agreement expires in August 2002 or when the products become available, whichever is sooner, and may not be terminated by either party except under specified circumstances. The Company paid $0 and $242,000 for the purchase of microarrays for the years ended December 31, 2000 and 2001, respectively.

   The Company has entered into employment agreements with certain key executive officers. Such agreements provide for severance payments and, in one case, provide for accelerated vesting of stock options following a change in control of the Company.

   On October 1, 2001, in connection with the relocation of its office and laboratory premises, the Company offered a relocation assistance program to employees who met specific criteria, for a period of one year from the date of relocation. This relocation assistance program provides for qualified relocating expense claims. Relocation expenses are expensed as incurred. Employee relocation expense for the year ended December 31, 2001 was $708,000.

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   On December 18, 2001, the Company entered into a Services Agreement with Compugen Ltd. ("Compugen"). Pursuant to the agreement, the Company is committed to pay up to $1.1 million for services received from Compugen. In conjunction with entering into the agreement, the Company also issued a warrant to Compugen to purchase up to 393,571 shares of the company's common stock at a price of $12.00 per share. The warrant will vest as certain future performance criteria are met by Compugen. The warrant expires in December 2006 (see Note 5).

Note 5.  Members' and Stockholders' Equity:

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

   In September 1997, the Company also issued 4,400,000 Series B Preferred units, no par value, to Incyte at $2.27 per unit. At the time these units were issued, the Company received an initial capital contribution of $4,000,000 in cash and a contractual commitment for additional cash contributions of $2,000,000 and $4,000,000 which were received on April 15, 1998 and July 15, 1998, respectively. Upon conversion of the Company from a limited liability company into a C corporation, the Series B Preferred units were exchanged for shares of Series B Preferred Stock on a one-to-one basis. The Series B Preferred Stock converts automatically to Common Stock upon completion of an initial public offering by the Company that results in net proceeds of at least $20,000,000 and an offering price of at least $10.00 per share.

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

   In connection with signing of the Fujirebio research and license agreement in July 2001 (see Note 2), the Company issued 20,833 shares of Series D Preferred Stock, $0.01 par value, at $12.00 per share. The Series D Preferred Stock converts automatically to Common Stock upon completion of an initial public offering by the Company that results in net proceeds of at least $20,000,000 and an offering price of at least $10.00 per share.

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   At December 31, 2000 and 2001, the Company has reserved 22,154,839 and 22,175,672 shares respectively, of Common Stock for future issuance upon the conversion of the Preferred Stock. Included in the December 31, 2000 and 2001 shares reserved for future issuance upon the conversion of Preferred Stock, is a warrant to purchase 129,032 shares of Series C Preferred Stock.

  Dividends

   In the event dividends are paid on any share of Common Stock, an additional dividend must be paid with respect to all outstanding shares of Preferred Stock in an amount per share (on an as-if-converted basis) equal to the amount paid or set aside for each share of Common Stock, whenever funds are legally available. Such dividends are payable when, as and if declared by the Board of Directors. No dividends accrue unless declared by the Board of Directors. As of December 31, 2001, no dividends had been declared.

  Liquidation preference

   In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of the Series A, Series B, Series C and Series D Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets to the holders of the Common Stock, an amount per share equal to $3.41 for each outstanding share of Series A Preferred Stock, $2.27 for each outstanding share of Series B Preferred Stock and $7.75 for each outstanding share of Series C Preferred Stock and $12.00 for each outstanding share of Series D Preferred Stock, plus any declared but unpaid dividends on such shares of Series A, Series B, Series C or Series D Preferred Stock. If upon the occurrence of such an event, the assets and funds thus distributed among the holders of the Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the Series A, Series B, Series C and Series D Preferred Stock in proportion to the aggregate liquidation preference of such stock owned by each such holder.

   Upon completion of the distributions described above, all of the remaining assets of the Company available for distribution to stockholders shall be distributed among the holders of Common Stock pro rata based on the number of shares of Common Stock held by each.

  Voting rights

   Holders of Series A, Series B, Series C and Series D Preferred Stock are entitled to one vote for each share of Common Stock into which such shares can be converted. The holders of the outstanding shares of Series A and Series B Preferred Stock, voting as separate classes, are each entitled to elect one member to the Company's Board of Directors and the holders of the outstanding shares of Series C Preferred Stock, voting as a separate class, are entitled to elect two members to the Company's Board of Directors. Any remaining board members will be elected by the holders of Common Stock and the holders of Preferred Stock voting together as a single class.

  Conversion rights

   Shares of Series A, Series B, Series C and Series D Preferred Stock are convertible into shares of Common Stock at the option of the holder, or automatically upon completing a public offering of at least $20,000,000 of Common Stock at an offering price of at least $10.00 per share, upon the written consent of the holders of at least 80% of the then outstanding shares of Series A, Series B, Series C and Series D Preferred Stock voting together

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

as a single class on an as-if-converted basis. The conversion rate is one share of Common Stock for one share of Preferred Stock (subject to certain adjustments).

  Common stock

   As of December 31, 2001, the Company had issued 2,099,968 shares of Common Stock, $0.01 par value, primarily in connection with the exercise of stock options. No dividends have been declared. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of Common Stock shall be entitled to receive the remaining assets of the Company after distribution to holders of Preferred Stock, pro rata based on the number of shares of Common Stock held by each holder.

   In March 2000 the Company committed to grant a warrant to purchase 50,000 shares of Common Stock at $1.20 per share for services to be received. This warrant has not been granted as of December 31, 2001.

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

   In April 2000, all of the Units originally granted under the 1997 Plan were converted into options to acquire shares of Common Stock under the 2000 Equity Incentive Plan (the "2000 Plan"), which provides for the issuance of options to purchase up to 2,200,000 shares of the Company's Common Stock. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than the estimated fair value at date of grant for incentive stock options or 85% of the estimated fair value for nonstatutory stock options). Historically, estimated fair value has been determined by the Board of Directors. If an employee owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of estimated fair value. Options generally vest ratably over four years and expire within ten years of the date of the grant. In June 2000 and December 2001, the Company reserved an additional 2,500,000 and 2,500,000 shares of Common Stock, respectively, under the 2000 Plan.

   In February 2001, the Company's Board of Directors adopted the 2000 Employee Stock Purchase Plan (the "2000 ESPP") under which a total of 350,000 shares of Common Stock were approved for issuance.

   In February 2001, the Company's Board of Directors adopted the 2001 Equity Incentive Plan (the "2001 Plan") which will become effective upon completion of the Company's initial public offering. Under the 2001 Plan, a maximum of 2,500,000 shares of Common stock will be reserved for issuance in addition to any shares of Common Stock that remain reserved for issuance under the 2000 Plan at the time of completion of the Company's initial public offering. However, in no event shall the total number of shares reserved for issuance under the 2001 Plan, together with the total number of shares originally reserved under the 2000 Plan, exceed 7,200,000 shares.

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   Stock option activity under the Company's plans is as follows:

                                                       Outstanding Options
                                                       --------------------
                                                                   Weighted
                                            Options                Average
                                           Available   Number of   Exercise
                                           for Grant    Options     Price
                                           ----------  ----------  --------
    Options reserved at the plan inception  1,200,000          --   $  --
    Options granted.......................   (760,500)    760,500    0.36
    Options canceled......................     44,250     (44,250)   0.35
                                           ----------  ----------
    Balances, December 31, 1998...........    483,750     716,250    0.36
    Additional shares reserved............  1,000,000          --      --
    Options granted....................... (1,055,083)  1,055,083    0.75
    Options canceled......................    433,738    (433,738)   0.47
                                           ----------  ----------
    Balances, December 31, 1999...........    862,405   1,337,595    0.63
    Additional shares reserved............  2,500,000          --      --
    Options granted....................... (2,438,213)  2,438,213    1.85
    Options exercised.....................         --  (2,076,498)   1.21
    Options canceled......................    204,303    (204,303)   0.68
                                           ----------  ----------
    Balances, December 31, 2000...........  1,128,495   1,495,007    1.81
    Additional shares reserved............  2,500,000          --      --
    Options granted....................... (1,759,590)  1,759,590    5.03
    Options exercised.....................         --     (23,270)   1.14
    Options canceled......................    189,089    (189,089)   2.07
                                           ----------  ----------
    Balances, December 31, 2001...........  2,057,994   3,042,238    3.68
                                           ==========  ==========

   The following summarizes information about stock options outstanding at December 31, 2001:

                             Options Outstanding       Options Exercisable
                       ------------------------------- -------------------
                                   Weighted
                                   Average                        Weighted
                                  Remaining                       Average
      Exercise                   Contractual  Exercise            Exercise
       Prices           Number   Life (Years)  Price    Number     Price
      --------         --------- ------------ --------  -------   --------
      $0.35               76,000     6.07      $0.35    67,672     $0.35
       0.75              229,356     7.30       0.75    95,860      0.75
       1.20               58,812     8.16       1.20    25,603      1.20
       1.30              551,167     8.50       1.30   258,873      1.30
       1.80              134,813     8.88       1.80    30,610      1.80
       5.00            1,992,090     9.65       5.00    29,091      5.00
                       ---------                        -------
                       3,042,238     9.11              507,709      1.31
                       =========                        =======

   The weighted average grant date fair value of options granted during the years ended December 31, 1999, 2000 and 2001, was $0.14, $7.41 and $7.73 per
share, respectively.

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   Had compensation cost for the Company's stock options been calculated based upon the fair value at the date of grant, the Company's net loss would have increased to the pro forma amounts shown in the table that follows:

                                                  Year Ended December 31,
                                           ------------------------------------
                                              1999          2000        2001
                                            --------      --------    --------
                                           (in thousands, except per share data
   Net loss:
      As reported......................... $ 11,286      $ 23,346    $(24,517)
      Pro forma...........................  (11,313)      (24,002)    (25,305)

   The fair value of each option grant is estimated at the grant date using the minimum value method, assuming an expected option term of four years, no dividend yield, and risk-free interest rates of 5.11% to 5.86%, 5.10% to 6.20% and 3.58% to 4.88% for the years ended December 31, 1999, 2000 and 2001 respectively.

  Deferred stock compensation

   For the year ended December 31, 2000 and 2001, the Company recorded $18,331,000 and $12,257,000 respectively of deferred stock compensation in accordance with APB No. 25, SFAS No. 123 and EITF Issue No. 98-16 from the grant of stock options to employees, directors and consultants. The difference between exercise price of the option granted and the estimated fair value of Common Stock on the grant date is recognized as deferred stock compensation. Stock compensation expense is being recognized over the vesting period of the related options in accordance with FIN No. 28. The Company amortized $5,558,000 and $10,219,000 of stock-based compensation expense during the years ended December 31, 2000 and 2001, respectively.

   In November 2000, the Company modified certain outstanding stock options which were then exercised in exchange for full recourse non-interest bearing notes. In accordance with APB 25 and FIN No. 44, the associated remeasurement of such options resulted in a one-time compensation charge in the statements of operations for the year ended December 31, 2000 of $9,599,000.

   The notes mature over periods ranging from seven to ten years. The discount associated with the use of non-interest bearing notes was calculated using an interest rate of 6.5% and a weighted average term of 9.44 years, and resulted in an immediate compensation charge of $1,281,000, of which $790,000 was allocated to general and administrative expense and $491,000 was allocated to research and development expense as of December 31, 2000. The discount will be recognized as interest income over the life of the loans.

  Warrant for Common Stock

   In December 2001, the Company entered into a Service Agreement with Compugen Ltd. ("Compugen"). In conjunction with entering into the agreement, the Company issued a warrant to Compugen to purchase up to 393,571 shares of the Company's common stock at a price of $12.00 per share. The warrant will vest upon the outcome of certain future performance criteria expected to be met by Compugen over the next six months, and will expire in December 2006. As the outcome of these future events is not solely within Compugen's control, the Company valued the warrant at its lowest aggregate fair value, which was zero, as of December 31, 2001.

  401(k) savings plan

   In January 1998, the Company has established a qualified savings plan for employees under Section 401(k) (the "401(k) Plan") of the Internal Revenue Service Code, in which employees may defer as much as 15% of

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

their pretax annual salary up to the statutory limits. The 401(k) Plan permits discretionary matching and profit sharing contributions to be made by the Company. Through December 31, 2001 the Company has not made any contributions to the 401(k) Plan.

Note 6.  Income Taxes:

   On April 5, 2000, the Company became subject to the C corporation provisions of the Internal Revenue Code. No provision or benefit for income taxes has been recognized since April 5, 2000 as the Company has incurred net operating losses.

   The significant components of deferred tax assets and liabilities are as follows (in thousands):

                                                          December 31,
                                                          -------------
                                                           2000   2001
                                                          ------ ------
        Net operating loss carryforwards................. $  212 $5,601
        Depreciation and amortization....................  2,635  2,560
        Research tax credit carryforwards................    530  1,165
        Other............................................     45    235
                                                          ------ ------
           Total deferred tax assets.....................  3,422  9,561
        Deferred interest income.........................    620     --
        Less: Valuation allowance........................  2,802  9,561
                                                          ------ ------
        Net deferred taxes............................... $   -- $   --
                                                          ====== ======

   The Company has provided a full valuation allowance for its deferred tax assets at December 31, 2000 and 2001 due to the uncertainty surrounding the future realization of such assets.

   At December 31, 2001, the Company had state and federal net operating loss carryforwards of $5.1 million and $15.6 million, respectively, which expire in 2005 and 2020, respectively, and federal and state research tax credit carryforwards of $1.2 million, which expire in 2020. Utilization of federal and state net operating loss and tax credit carryforwards may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code.

Note 7.  Related Party Transactions:

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

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

January 1, 1999, if the Company's cash balance falls below $2,000,000, or (iii) the mutual agreement of SmithKline Beecham and Incyte. Pursuant to the Operating Agreement, the conversion of the Company into a C corporation was deferred until completion of the Series C Preferred Stock financing in April 2000.

   In addition to the above contributions, SmithKline Beecham has granted the Company various exclusive rights under a Collaboration and License Agreement entered into by SmithKline Beecham, Incyte and the Company in September 1997. Under this agreement, as amended, SmithKline Beecham has granted to the Company an exclusive sublicenseable license under certain of its patents and know-how with respect to genes and gene products for use as diagnostics through September 2, 2001. In September 1997, the Company also entered into a Collaborative LifeSeq Agreement and a Collaborative PathoSeq Database Agreement with Incyte. Under these agreements, as amended and described below, Incyte has provided the Company with non-exclusive access to certain of its gene sequence and expression databases for research, diagnostic and therapeutic applications until September 2003. These non-cash assets received as capital contributions from SmithKline Beecham and Incyte were recorded at zero value, which was equal to the carrying value of such assets by SmithKline Beecham and Incyte.

   Under the Collaboration and License Agreement as currently in effect, the Company pays no milestones, royalties or other payments to SmithKline Beecham but is obligated to pay pass-through royalties to Human Genome Sciences on sales of products derived from the use of genes discovered by Human Genome Sciences. In addition, although the Company has no plans to develop any therapeutic products based on SmithKline Beecham's intellectual property, in the event the Company does so, SmithKline Beecham has an exclusive license to the Company's know-how or patents related to any such therapeutic products until September 2005. In order to license the Company's products under this arrangement, SmithKline Beecham must make milestone payments of up to an aggregate of $4,000,000 for each patented product and up to an aggregate of $1,600,000 for each product for which a patent is pending. As of December 31, 2001, no such milestone payments have been received or recognized by the Company.

   Pursuant to the 1997 Collaboration and License Agreement and the 2000 Collaborative Agreement, the Company has committed to purchase $5,000,000 in gene sequencing and microarray services from Incyte, including services obtained under the GEM Services Agreement. As of December 31, 2000, the Company had fulfilled all of its purchase commitments to Incyte under these agreements.

   Pursuant to an Intercompany Services Agreement, SmithKline Beecham and Incyte provided the Company with certain legal, financial and research and development services. Charges to the Company for these services were based upon either actual costs or rates charged to other customers for similar services. Such amounts, which were charged to research and development, were $0, $0 and $0 in 1999, 2000 and 2001, respectively. Pursuant to the 1997 Collaboration and License Agreement, and the Collaborative Agreement with Incyte, the Company incurred costs which were charged to research and development of $449,000, $2,600,000 and $0 during the years ended December 31, 1999, 2000 and 2001, respectively.

   On September 28, 1998, the Company entered into a Service Agreement with SmithKline Beecham. Under this agreement, SmithKline Beecham provided the Company personnel support to identify diagnostic leads and research for a period of one year. Pursuant to this agreement, the Company incurred costs which were charged to research and development of $150,000 during the year ended December 31, 1999. No such costs were incurred during the year ended December 31, 2000 and 2001.

   On November 1, 1998, the Company entered into a GEM Services Agreement with Incyte which was subsequently amended on September 1, 1999, pursuant to which the Company obtains gene preparation and

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

expression services from Incyte which the Company uses to generate gene expression information and data. The Company paid Incyte for its services pursuant to a pricing schedule for the production of standard and custom microarrays, which pricing schedule was substantially similar to that contained in GEM Services Agreements between Incyte and unrelated third parties. The GEM Services Agreement expired on November 1, 2000. Pursuant to this agreement, the Company incurred costs which were charged to research and development of $1,479,000, $95,000 and $0 during the years ended December 31, 1999, 2000 and 2001, respectively.

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

   In December 1999, the Company entered into a consulting agreement with Dr. George Poste, Chairman of the Board of Directors to serve as the Company's acting Chief Executive Officer and as a consultant to the Company for a quarterly fee of $20,000, plus travel expenses. For each of the years ended December 31, 2000 and 2001, the Company paid an aggregate of $80,000 pursuant to this agreement. In January 2000, the Company entered into a special consulting agreement with Dr. Poste to act as a consultant to the Company in connection with the Series C preferred stock financing. Pursuant to this agreement, the Company paid an aggregate of $15,000 to Dr. Poste in the year ended December 31, 2000.

   In December 1999, the Company entered into a LifeArray Software License Agreement with Incyte. Under this agreement, the Company has access to computer software from Incyte for the processing and analysis of microarray expression data for a period of 12 months. The license fee paid for the use of the software was $75,000 for the 12-month term.

   In February 2000, the Company entered into a Collaborative Agreement with Incyte to replace and expand the rights that existed under the 1997 Collaborative LifeSeq and 1997 Collaborative PathSeq Database Agreements. Under this new agreement the Company retained access to Incyte's human database, LifeSeq Gold, and microbial database, PathoSeq, at no subscription cost until September 2, 2003. Under the agreement, along with other database subscribers, the Company has non-exclusive access to database products and database patents for research, the diagnostic field of use and the pharmaceutical field of use. Additionally, the Company has an option to exclusively license in the future certain Incyte patents in the pharmaceutical field of use. The Company may pay up to an aggregate of $4,622,500 in licensing fees and milestone payments for each therapeutic product and up to an aggregate of $2,385,000 in licensing fees and milestone payments for each antisense product, in addition to royalty payments on the sale of these products. In October 2001, the Company amended this agreement so that, under certain circumstances, it could sublicense to third parties the rights to certain drug products, such as therapeutic antibodies and small molecules. The Company also clarified in the amendment that it had the right to use third party collaborators to conduct research and development with respect to certain products. As of December 31, 2001, no licensing fees or milestone payments have been paid or recognized by the Company.

                                DIADEXUS, INC.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

   In June 2001, the Company made non-interest bearing secured loans totalling $500,000 to two employees for the purchase of a home in connection with their relocation to the Bay Area. These loans are repayable in a series of installments, the first of which is due in November 2003 and the last in June 2006.

Note 8.  Subsequent Event:

   On January 4, 2002, the Company entered into an agreement with a third party to purchase remnant anomyzed human biological material and corresponding surgical pathology reports for an aggregate amount of $250,000 plus applicable shipping costs not to exceed $6,000.

   On January 30, 2002, the Company entered into a collaboration and licensing agreement with a third party to discover novel diagnostic markers and therapeutic targets. Pursuant to the terms of the agreement, the Company has purchased $1,000,000 of the third party's preferred stock and has committed to pay up to $3,000,000 in research fees over the 18-month term of the agreement.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Stockholders to be held on June 4, 2001 (the "Proxy Statement").

   Item 415 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled
"Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

   The executive officers of the Company are as follows:

   Paul A. Friedman, Ph.D., age 59, joined the Company as the Chief Executive Officer and a Director in November 2001. From 1994 until October 2001, Dr. Friedman served as President of DuPont Pharmaceuticals Research Laboratories, of DuPont Pharmaceuticals Company (formerly The DuPont Merck Pharmaceutical Company), and from 1991 to 1994 he served as Senior Vice President at Merck Research Laboratories. Prior to his work at Merck and DuPont, Dr. Friedman was an Associate Professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a Diplomat of the American Board of Internal Medicine, Member of the American Society of Pharmacology and Experimental Therapeutics, Member of the American Society of Clinical Investigation and a Member of the American Society of Biological Chemist. He received his A.B. in Biology from Princeton University and his M.D. from Harvard Medical School.

   Roy A. Whitfield, age 48, co-founded the Company and has been a Director since June 1991 and Chairman of the Board since November 2001. Mr. Whitfield served as President of the Company from June 1991 until January 1997, as Treasurer of the Company between April 1991 and October 1995 and as Chief Executive Officer of the Company between June 1993 and November 2001. Previously, Mr. Whitfield served as the President of Ideon Corporation, which was a majority-owned subsidiary of Invitron Corporation, a biotechnology company, from October 1989 until April 1991. From 1984 to 1989, he held senior operating and business development positions with Technicon Instruments Corporation, a medical instrumentation company, and its predecessor company, CooperBiomedical, Inc., a biotechnology and medical diagnostics company. Prior to his work at Technicon, Mr. Whitfield spent seven years with the Boston Consulting Group's international consulting practice. Mr. Whitfield received a B.S. with first class honors in Mathematics from Oxford University, and an M.B.A. with distinction from Stanford University. Mr. Whitfield is also a director of Inhale Therapeutics Systems, Inc.

   Robert B. Stein, Ph.D., age 51, joined the Company in November 2001 as President and Chief Scientific Officer and as a Director. From September 1996 to November 2001, Dr. Stein was the Executive Vice President of Research and Preclinical Development of DuPont Pharmaceuticals Company (formerly The DuPont Merck Pharmaceutical Company). From May 1990 to September 1996, Dr. Stein was employed by Ligand Pharmaceuticals, Inc., serving as Senior Vice President and Chief Scientific Officer from 1993 to 1996, as Vice President, Research and Preclinical Development from 1992 to 1993 and Vice President, Research from 1990 to 1992. From 1982 to 1990, Dr. Stein held various positions with Merck, Sharp & Dohme Research Laboratories, including Senior Director and Head of the Department of Pharmacology from 1989 to 1990. Dr. Stein received his B.S. in biology and chemistry from Indiana University, his doctorate in Physiology and Pharmacology, and his M.D. from Duke University. He also serves on the Board of Directors of Geron Corporation.

   Michael D. Lack, age 50, has been the Chief Operating Officer of the Company since July 1999 and became an Executive Vice President of the Company in June 2000. Prior to joining the Company, Mr. Lack was the President and Chief Executive Officer of Silicon Valley Networks from July 1998 to July 1999. Previously,

Mr. Lack served as Chief Executive Officer with several software startup companies, including Aqueduct Software from July 1997 to July 1998 and Presidio Systems, Inc. from May 1994 to May 1997. He also held various senior positions with Cadence Design Systems, Inc., including Senior Vice President of Product Operations, Division President of Integrated Circuit Design, and Division President of Systems. Mr. Lack received his B.S. in Physics from the University of California, Los Angeles.

   John M. Vuko, age 51, joined the Company as Chief Financial Officer in December 1999 and became an Executive Vice President of the Company in June 2000. Prior to joining the Company, Mr. Vuko was the primary financial consultant of an affiliate of Achievement Radio Holdings, Inc. from October 1998 to December 1999. From April 1997 to September 1998, Mr. Vuko served as the Senior Vice President and Chief Financial Officer of Achievement Radio Holdings, Inc. From October 1989 to March 1997, Mr. Vuko served in various positions with Ross Stores, Inc., most recently as Senior Vice President and Chief Financial Officer. Prior to his work at Ross Stores, Mr. Vuko held the positions of Corporate Development Executive, Vice President, Treasurer, and Controller with the Cooper family of companies, including CooperVision, Inc., Cooper LaserSonics, Inc. and The Cooper Companies, Inc. Mr. Vuko received his B.A. in Accounting from San Francisco State University.

   James R. Neal, age 46, has been the Executive Vice President of Sales and Marketing since July 1999. From July 1997 to immediately prior to joining Incyte, Mr. Neal served as General Manager of the Solaris Group, a division of Monsanto Company. From 1982, he also held various positions with Monsanto, including Vice President of Global Business Development, Director of Brand Marketing and Residential Products, and Manager of New Product Introduction. Mr. Neal received his B.S. in Biology and his M.S. in Genetics and Plant Breeding from the University of Manitoba, Canada as well as an Executive M.B.A. from Washington University, St. Louis.

   Lee Bendekgey, age 44, has been General Counsel of the Company since January 1998 and served as Interim Chief Financial Officer from June 1999 until December 1999. Mr. Bendekgey became the Secretary of the Company in June 1998 and an Executive Vice President of the Company in June 2000. Prior to joining the Company, Mr. Bendekgey was the Director of Strategic Relations at Silicon Graphics, Inc. July 1997 through December 1997. He held various positions with SGI from March 1993 through June 1997, including Director of Legal Services, Products and Technology; Senior Counsel, Product Divisions; Group Counsel, Computer Systems Group; and Division Counsel, MIPS Technologies, Inc. From 1982 to 1993, Mr. Bendekgey held associate and partner positions with Graham & James, a law firm in San Francisco, where he specialized in intellectual property protection and licensing. Mr. Bendekgey received his B.A. magna cum laude in Political Science and French from Kalamazoo College and his J.D. from Stanford University.

   James P. Merryweather, Ph.D., age 51, has been an Executive Vice President of the Company since November 2000. He has led the Company's Target Validation Research organization since December 2002 and, prior to that, led the Company's Business Development organization from November 2000 until December 2001. He served as Senior Vice President of Client Business Management from July 1999 until November 2000 and served as Vice President of Partnership Programs from March 1999 until July 1999. Prior to joining the Company, Dr. Merryweather was the Vice President of Program Management at Millennium Pharmaceuticals, Inc. from September 1996 until November 1998. Prior to joining Millennium Pharmaceuticals, Dr. Merryweather was Director of Project Management at Chiron Corporation. Dr. Merryweather held various positions at Chiron from November 1981, including Senior Scientist, Research Leader and Director of Regulatory Affairs. Dr. Merryweather received his Ph.D. in Biochemistry from Washington State University.

   Brian W. Metcalf, Ph.D., age 56, has served as Executive Vice President and Chief Drug Discovery Scientist since February 2002. From March 2000 to February 2002, Dr. Metcalf served as Senior Vice President and Chief Scientific Officer of Kosan Biosciences Incorporated. From December 1983 to March 2000, Dr. Metcalf held a number of executive management positions with SmithKline Beecham, most recently as Senior Vice President, Discovery Chemistry and Platform Technologies. Prior to joining SmithKline Beecham, Dr. Metcalf held positions with Merrell Research Center from 1973 to 1983. Dr. Metcalf received his B.S. and Ph.D. in organic chemistry from the University of Western Australia. Dr. Metcalf is also a director of Argonaut Technologies, Inc.

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

Item 13.  Certain Relationships and Related Transactions

   In March 2001, the Company entered into a LifeSeq Collaboration Agreement, Patent License Agreement, Collaboration and Technology Transfer Agreement and Proteome BioKnowledge Library License Agreement with Genomic Health, Inc. ("Genomic Health"). Randal W. Scott, who served as Chairman of the Board of the Company until November 2001 and as a director of the Company through December 2001, is Chairman of the Board, President and Chief Executive Officer of Genomic Health and owns more than 10% of the outstanding capital stock of Genomic Health. Under the agreements, Genomic Health obtained access to the Company's LifeSeq Gold database and BioKnowledge Library and received licenses to certain of the Company's intellectual property. Amounts Genomic Health will pay the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third parties. The Company received rights to certain intellectual property that Genomic Health may, in the future, develop. At the same time, the Company entered into an agreement to purchase shares of Series C Preferred Stock of Genomic Health for an aggregate purchase price of $5.0 million which, together with shares of Series A Preferred Stock purchased in November 2000 for an aggregate purchase price of $1.0 million, resulted in the Company owning approximately 10.9% of the outstanding capital stock of Genomic Health as of December 31, 2001. Under certain circumstances and if Genomic Health so elects, the Company has agreed to purchase in a future offering of Genomic Health's capital stock an aggregate of $5.0 million of the shares being sold in that offering.

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

   (2) Financial Statement Schedules

       The following financial statement schedule of Incyte Genomics, Inc. is filed as part of this Form 10-K included in Item 8 of Part II:

       Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2001.
   All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

   (3) Exhibits

       See Item 14(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Reports on Form 8-K.

   The Company filed the following reports on Form 8-K during the fiscal quarter ended December 31, 2001:

    (i) Current Report on Form 8-K filed on November 13, 2001, reporting under
        Item 5 the Company's restructuring of its operations and related personnel reductions.

   (ii) Current Report on Form 8-K filed on November 30, 2001, reporting under
        Item 5 that it had filed a complaint against Invitrogen Corporation alleging infringement of sixteen patents. The Company also reported the appointment of Paul A. Friedman, M.D. as the Company's new Chief Executive Officer and the appointment of Robert Stein, M.D. as the Company's new President and Chief Scientific Officer.

  (iii) Current Report on Form 8-K filed on December 28, 2001, reporting under item 5 that Affymetrix, Inc. and the Company had agreed to settle patent infringement lawsuits.

(c) Exhibits

Exhibit
Number                                         Description of Document
------                                         -----------------------
3(i)(a) Restated Certificate of Incorporation, as amended (incorporated by reference to the Company's
          Annual Report on Form 10-K for the year ended December 31, 2000).

3(i)(b) Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to the
          Company's Annual Report on 10-K for the year ended December 31, 1998).

3(ii)*  Bylaws of the Company, as amended as of December 20, 2001.

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

Exhibit
Number                                       Description of Document
------                                       -----------------------
4.3     Indenture dated as of February 4, 2000 between the Company and State Street Bank and Trust
          Company of California, N.A., as trustee (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.1*#  1991 Stock Plan of Incyte Genomics, Inc., as amended and restated February 15, 2001 (the "Plan").

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

10.4*#  Amended and Restated 1993 Directors' Stock Option Plan of Incyte Genomics, Inc., dated
          February 27, 2002.

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

10.15*# 1997 Employee Stock Purchase Plan of Incyte Genomics, Inc. (as amended and restated June 26,
          2001).

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

Exhibit
Number                                      Description of Document
------                                      -----------------------
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

10.23*# Form of Restricted Stock Unit Agreement under the 1991 Stock Plan of Incyte Genomics, Inc.

10.24*# Transition Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and Roy A.
          Whitfield.

10.25*# Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte
          Genomics, Inc. and E. Lee Bendekgey.

10.26*# Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte
          Genomics, Inc. and Michael D. Lack.

10.27*# Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte
          Genomics, Inc. and James P. Merryweather.

10.28*# Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte
          Genomics, Inc. and James R. Neal.

10.29*# Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte
          Genomics, Inc. and John M. Vuko.

10.30*# Offer of Employment Letter, dated November 21, 2001, from the Company to Paul A. Friedman.

10.31*# Offer of Employment Letter, dated November 16, 2001, from the Company to Robert B. Stein.

10.32*# Employment Agreement, dated November 26, 2001, between Paul A. Friedman and Incyte
          Genomics, Inc.

10.33*# Employment Agreement, dated November 26, 2001, between Robert B. Stein and Incyte Genomics,
          Inc.

10.34*+ Settlement Agreement dated December 21, 2001, between Affymetrix, Inc. and Incyte Genomics,
          Inc.

10.35*  Lease Agreement, dated February 28, 2002, between Dupont Pharmaceuticals and Incyte Genomics,
          Inc.

21.1*   Subsidiaries of the Company.

23.1*   Consent of Ernst & Young LLP, Independent Auditors.

23.2*   Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1*   Power of Attorney (see page 94 of this Form 10-K).

--------
*  Filed herewith.
+ Confidential treatment has been requested with respect to certain portions of these agreements.
#  Indicates management contract or compensatory plan or arrangement.

(d) Financial Statements and Schedules

   Reference is made to Item 14(a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INCYTE GENOMICS, INC.

                                               By:     /s/  PAUL A. FRIEDMAN
                                                   -----------------------------
                                                         Paul A. Friedman
                                                      Chief Executive Officer
Date: April 1, 2002

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul A. Friedman, E. Lee Bendekgey, and John M. Vuko, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                 Date
          ---------                       -----                 ----
    /s/  PAUL A. FRIEDMAN     Chief Executive Officer       April 1, 2002
-----------------------------   (Principal Executive
      Paul A. Friedman          Officer) and Director

    /s/  ROBERT B. STEIN      President, Chief Scientific   April 1, 2002
-----------------------------   Officer and Director
       Robert B. Stein

      /s/  JOHN M. VUKO       Chief Financial Officer       April 1, 2002
-----------------------------   (Principal Financial
        John M. Vuko            Officer)

    /s/  TIMOTHY G. HENN      Senior Vice President,        April 1, 2002
-----------------------------   Finance and Corporate
       Timothy G. Henn          Controller (Principal
                                Accounting Officer)

    /s/  ROY A. WHITFIELD     Chairman                      April 1, 2002
-----------------------------
      Roy A. Whitfield

  /s/  JEFFREY J. COLLINSON   Director                      April 1, 2002
-----------------------------
    Jeffrey J. Collinson

     /s/  BARRY M. BLOOM      Director                      April 1, 2002
-----------------------------
       Barry M. Bloom

  /s/  FREDERICK B. CRAVES    Director                      April 1, 2002
-----------------------------
     Frederick B. Craves

          Signature                       Title                 Date
          ---------                       -----                 ----

      /s/  JON S. SAXE        Director                      April 1, 2002
-----------------------------
         Jon S. Saxe

     /s/  BARRY M. ARIKO      Director                      April 1, 2002
-----------------------------
       Barry M. Ariko

 /s/  RICHARD U. DE SCHUTTER  Director                      April 1, 2002
-----------------------------
   Richard U. De Schutter

     /s/  PAUL A. BROOKE      Director                      April 1, 2002
-----------------------------
       Paul A. Brooke

    /s/  JULIAN C. BAKER      Director                      April 1, 2002
-----------------------------
       Julian C. Baker

                                 Exhibit Index

Exhibit
Number                                            Description of Document
------                                            -----------------------

   3(i)(a) Restated Certificate of Incorporation, as amended (incorporated by reference to the Company's
             Annual Report on Form 10-K for the year ended December 31, 2000).

   3(i)(b) Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to the
             Company's Annual Report on 10-K for the year ended December 31, 1998).

   3(ii)*  Bylaws of the Company, as amended as of December 20, 2001.

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

  10.1*#   1991 Stock Plan of Incyte Genomics, Inc., as amended and restated February 15, 2001 (the "Plan").

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

  10.4*#   Amended and Restated 1993 Directors' Stock Option Plan of Incyte Genomics, Inc., dated
             February 27, 2002.

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

Exhibit
Number                                         Description of Document
------                                         -----------------------
10.14    Lease Agreement dated June 19, 1997 between the Company and The Board of Trustees of the
           Leland Stanford Junior University (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.15*#  1997 Employee Stock Purchase Plan of Incyte Genomics, Inc. (as amended and restated June 26,
           2001).

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

10.23*#  Form of Restricted Stock Unit Agreement under the 1991 Stock Plan of Incyte Genomics, Inc.

10.24*#  Transition Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and Roy A.
           Whitfield.

10.25*#  Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte
           Genomics, Inc. and E. Lee Bendekgey.

10.26*#  Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte
           Genomics, Inc. and Michael D. Lack.

10.27*#  Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte
           Genomics, Inc. and James P. Merryweather.

10.28*#  Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte
           Genomics, Inc. and James R. Neal.

10.29*#  Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte
           Genomics, Inc. and John M. Vuko.

10.30*#  Offer of Employment Letter, dated November 21, 2001, from the Company to Paul A. Friedman.

10.31*#  Offer of Employment Letter, dated November 16, 2001, from the Company to Robert B. Stein.

10.32*#  Employment Agreement, dated November 26, 2001, between Paul A. Friedman and Incyte
           Genomics, Inc.

10.33*#  Employment Agreement, dated November 26, 2001, between Robert B. Stein and Incyte Genomics,
           Inc.

10.34*+  Settlement Agreement dated December 21, 2001, between Affymetrix, Inc. and Incyte Genomics,
           Inc.

10.35*   Lease Agreement, dated February 28, 2002, between Dupont Pharmaceuticals and Incyte Genomics,
           Inc.

21.1*    Subsidiaries of the Company.

23.1*    Consent of Ernst & Young LLP, Independent Auditors.

    Exhibit
    Number                      Description of Document
    ------                      -----------------------

     23.2*  Consent of PricewaterhouseCoopers LLP, Independent Accountants.

     24.1*  Power of Attorney (see page 94 of this Form 10-K).

--------
*  Filed herewith.
+ Confidential treatment has been requested with respect to certain portions of these agreements.
#  Indicates management contract or compensatory plan or arrangement.

   Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations, Incyte Genomics, Inc., 3160 Porter Drive, Palo Alto, CA 94034.