Form 10-Q
period 2002-03-31
INCYTE GENOMICS INC
filed 2002-05-15
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

[  ]    TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 0-27488

INCYTE GENOMICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3136539
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3160 Porter Drive
Palo Alto, California 94304
(Address of principal executive offices)

(650) 855-0555
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]    Yes            [  ]     No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 67,205,253 as of March 31, 2002.

INCYTE GENOMICS, INC.

PART I:    FINANCIAL INFORMATION

Item 1    Financial Statements

Incyte Genomics, Inc.

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2002	December 31, 2001*
ASSETS
Current assets:
Cash and cash equivalents	$99,156	$43,368
Marketable securities—available-for-sale	392,554	464,535
Accounts receivable, net	27,691	54,038
Prepaid expenses and other current assets	28,040	29,280

Total current assets	547,441	591,221
Property and equipment, net	45,308	47,927
Long-term investments	49,297	45,272
Intangible assets, net	2,786	2,914
Deposits and other assets	22,015	18,225

Total assets	$666,847	$705,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,485	$7,347
Accrued compensation	13,547	18,812
Accrued and other current liabilities	14,226	20,934
Deferred revenue	20,531	24,045
Accrued restructuring charges	11,510	14,970

Total current liabilities	66,299	86,108
Convertible subordinated notes	179,137	179,248

Total liabilities	245,436	265,356

Stockholders’ equity:
Common stock	67	67
Additional paid-in capital	710,306	707,412
Deferred compensation	(6,634)	(8,127)
Accumulated other comprehensive income (loss)	(748)	8,990
Accumulated deficit	(281,580)	(268,139)

Total stockholders’ equity	421,411	440,203

Total liabilities and stockholders’ equity	$666,847	$705,559

*	The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes

Incyte Genomics, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31,
	2002	2001
Revenues	$29,014	$51,121
Costs and expenses:
Research and development	33,743	55,959
Selling, general and administrative	14,168	16,561

Total costs and expenses	47,911	72,520

Loss from operations	(18,897)	(21,399)
Interest and other income/(expense), net	8,157	9,914
Interest expense	(2,538)	(2,610)
Gain/(loss) on certain derivative financial instruments	140	(627)

Loss before income taxes, extraordinary item and accounting change	(13,138)	(14,722)
Provision for income taxes	303	255

Loss before extraordinary item and accounting change	(13,441)	(14,977)
Extraordinary gain	—	2,386
Cumulative effect of accounting change	—	2,279

Net loss	$(13,441)	$(10,312)

Per share data:
Loss before extraordinary item and accounting change	$(0.20)	$(0.23)
Extraordinary gain	—	0.04
Cumulative effect of accounting change	—	0.03

Basic and diluted net loss per share	$(0.20)	$(0.16)

Shares used in computing basic and diluted net loss per share	66,864	65,745

See accompanying notes

Incyte Genomics, Inc.
Consolidated Statements Of Comprehensive Income (Loss)
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2002	2001
Net loss	$(13,441)	$(10,312)
Other comprehensive income (loss):
Unrealized losses on marketable securities	(9,559)	(3,519)
Foreign currency translation adjustments	(179)	12

Other comprehensive loss	(9,738)	(3,507)

Comprehensive loss	$(23,179)	$(13,819)

See accompanying notes

Incyte Genomics, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(13,441)	$(10,312)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,369	12,329
Stock compensation	1,461	275
Gain on repurchase of convertible subordinated notes	—	(2,386)
Cumulative effect of accounting change	—	(2,279)
Gain/loss on derivative financial instruments	(140)	627
Realized gain on long-term investments, net	(981)	(333)
Debt instruments or equity received in exchange for goods or services provided	(2,688)	(3,500)
Changes in certain assets and liabilities:
Accounts receivable	26,347	13,422
Prepaid expenses and other assets	(2,138)	6,402
Accounts payable	(862)	(9,180)
Accrued and other current liabilities	(15,433)	(5,881)
Deferred revenue	(3,514)	1,196

Net cash provided by (used in) operating activities	(6,020)	380

Cash flows from investing activities:
Long-term investments	(5,000)	(9,019)
Proceeds from the sale of long-term investments	704	477
Capital expenditures	(1,995)	(4,880)
Purchases of marketable securities	(120,222)	(389,626)
Sales and maturities of marketable securities	186,724	411,927
Other	(1,150)	—

Net cash provided by investing activities	59,061	8,879

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	2,871	905
Repurchase of convertible subordinated notes	—	(5,642)
Other	55	—

Net cash provided by (used in) financing activities	2,926	(4,737)

Effect of exchange rate on cash and cash equivalents	(179)	12

Net increase in cash and cash equivalents	55,788	4,534
Cash and cash equivalents at beginning of period	43,368	110,155

Cash and cash equivalents at end of period	$99,156	$114,689

See accompanying notes

INCYTE GENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1.    Organization and business

Incyte Genomics, Inc. (the “Company”) was incorporated in Delaware in April 1991 under the name Incyte Pharmaceuticals, Inc. In June 2000, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to change the Company’s name to Incyte Genomics, Inc. The Company believes it has the largest commercial portfolio of issued United States patents covering human, full-length genes and the proteins and antibodies they encode. In addition, the Company has also developed a leading integrated platform of genomic technologies designed to aid in the understanding of the molecular basis of disease. These technologies primarily consist of genomic databases and pharmaceutically relevant intellectual property licenses, which help pharmaceutical and biotechnology researchers in their therapeutic discovery and development efforts. These efforts include gene discovery, understanding disease pathways, identifying new disease targets and the discovery and correlation of gene sequence variation to disease. The Company intends to leverage its leading intellectual property and genomic information position to be a leader in therapeutic small molecule, secreted protein and antibody discoveries.

2.    Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2002, statements of operations for the three months ended March 31, 2002 and 2001, statements of comprehensive income (loss) for the three months ended March 31, 2002 and 2001 and the statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The balance sheet at December 31, 2001 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts reported in previous periods have been reclassified to conform to 2002 financial statement presentation.

3.    Property and equipment

Property and equipment consisted of:

	March 31, 2002	December 31, 2001
Office equipment	$4,981	$4,944
Laboratory equipment	22,849	21,149
Computer equipment	74,719	75,906
Leasehold improvements	33,451	33,433

	136,000	135,432
Less accumulated depreciation and amortization	(90,692)	(87,505)

	$45,308	$47,927

4.    Convertible subordinated notes

In February 2000, in a private placement, the Company issued $200.0 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to all senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. The Company may, at its option, redeem the notes at any time before February 7, 2003, but only if the Company’s stock price exceeds 150% of the conversion price for 20 trading days in a period of 30 consecutive trading days. On or after February 7, 2003 the Company may, at its option, redeem the notes at specific prices. Holders may require the Company to repurchase the notes upon a change in control, as defined.

In November 2000, the Company repurchased on the open market, and retired, $15.0 million in par value of the convertible subordinated notes. The Company recognized a gain of $3.1 million on the transactions, which was reported as an extraordinary gain in fiscal 2000. In 2001, the Company repurchased on the open market, and retired, $8.0 million in par value of the convertible subordinated notes. The Company recognized a gain of $2.4 million, on the transactions, which was reported as an extraordinary gain in fiscal 2001.

5.    Revenue recognition

Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. The Company enters into various types of agreements for access to its databases of information, use of its intellectual property and sales of its custom products and services. Revenue is deferred for fees received before earned or until no further obligations exist.

Revenues from ongoing database agreements are recognized evenly over the access period. Revenues from licenses to the Company’s intellectual property are recognized when earned under the terms of the related agreements. Royalty revenues are recognized upon the sale of the products or services to third parties by the licensee or other agreed upon terms.

Revenues from custom products, such as clones and datasets, are recognized upon completion and delivery. Revenues from custom services are recognized upon completion of contract deliverables. Revenue from gene expression microarray services includes: technology access fees, which are recognized ratably over the access term, and progress payments, which are recognized at the completion of key stages in the performance of the service in proportion to the costs incurred.

Revenues recognized from multiple element contracts are allocated to each element of the arrangement based on the relative fair values of the elements. The determination of fair value of each element is based on objective evidence from historical sales of the individual element by us to other customers. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. In accordance with Staff Accounting Bulletin No. 101 (“SAB 101”), when elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the element is completed. When revenues for an element are not specifically tied to a separate earnings process they are recognized ratably over the term of the agreement. When contracts include non-monetary exchanges, the non-monetary transaction is determined using the fair values of the products and services involved, as applicable.

Revenues received from agreements in which collaborators paid with equity or debt instruments in their company were $2.4 million and $3.5 million for the three months ended March 31, 2002 and 2001, respectively. Additionally, revenues received from agreements in which the Company concurrently invested funds in the collaborator’s stock were $0 and $5.0 million for the three months ended March 31, 2002 and 2001, respectively.

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by the Company to purchase goods or services for the three months ended March 31, 2002 and 2001 were $1.0 million and $0, respectively. No transactions in which there was a concurrent commitment by the Company to purchase goods or services were entered into during the three months ended March 31, 2002. Of commitments made in prior periods, the Company expensed $5.8 million and $2.7 million for the three months ended March 31, 2002 and 2001, respectively. The above transactions were recorded at fair value in accordance with the Company’s revenue recognition policy.

6.    Loss per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below.

	Three Months Ended March 31,
	2002	2001
Numerator:
Net loss	$(13,441)	$(10,312)

Denominator:
Denominator for basic and diluted net loss
Per share—weighted-average shares	66,864	65,745

Basic and diluted net loss per share	$(0.20)	$(0.16)

Options to purchase 10,389,077 and 9,199,344 shares of common stock were outstanding at March 31, 2002 and 2001, respectively, and notes convertible into 2,625,333 shares of common stock were outstanding at March 31, 2002, but were not included in the computation of diluted net loss per share, as their effect was antidilutive.

7.    Segment reporting

The Company’s operations are treated as one operating segment, in accordance with FASB Statement No. 131 (“SFAS 131”): drug discovery and development products and services. For the three months ended March 31, 2002, the Company recorded revenue from customers throughout the United States and in Austria, Belgium, Canada, France, Germany, India, Israel, Japan, Netherlands, Switzerland, and the United Kingdom. Export revenues for the three months ended March 31, 2002 and 2001 were $11.8 million and $8.5 million, respectively.

8.    New pronouncements

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The adoption of this statement on January 1, 2002 did not have a material impact on the Company’s consolidated financial statements.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Long-Lived Assets (“SFAS 144”). The FASB’s new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and portions of APB Opinion No. 30, Reporting the Results of Operations. SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of this statement on January 1, 2002 did not have a material impact on the Company’s consolidated financial statements.

9.    Litigation

Affymetrix

On December 21, 2001, Incyte agreed to settle the following existing patent infringement litigation with Affymetrix, Inc.: Affymetrix, Inc. v. Synteni, Inc. and Incyte Pharmaceuticals, Inc., Case Nos. C 99-21164 JF and C 99-21165 JF (N.D. Cal.); Incyte Genomics, Inc. v. Affymetrix, Inc., Case No. C 01-20065 JF (N.D. Cal.); and the Incyte Opposition to Affymetrix’s European Patent No. EP 0 619 321. The first lawsuit involved several of Affymetrix’s microarray-related patents (U.S. Patent Nos. 5,445,934, 5,744,305 and 5,800,992). The second lawsuit involved the Company’s RNA amplification patents (U.S. Patent Nos. 5,716,785 and 5,891,636) and two additional microarray-related patents held by Affymetrix (U.S. Patent Nos. 5,871,928 and 6,040,193). As a part of the settlement, the companies have agreed to certain non-exclusive, royalty-bearing licenses and an internal use license under their respective intellectual property portfolios. Pursuant to the settlement, the Company received a net cash settlement that was recorded as revenue in 2001. This settlement does not include the Company’s appeal before the United States District Court for the Northern District of California seeking de novo review of the Board of Patent Appeals and Interferences’ decision relating to patent applications licensed by the Company from Stanford University. There can be no assurances as to the outcome of that appeal.

Invitrogen

On October 17, 2001, Invitrogen Corporation filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware. On November 21, 2001, the Company filed its answer to Invitrogen’s complaint. In addition, the Company asserted seven counterclaims against Invitrogen seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches, and patent misuse. The Company also seeks its fees, costs, and expenses. Invitrogen filed its answer to the Company’s counterclaims on January 9, 2002. The Company believes it has meritorious defenses and intends to defend vigorously the suit brought by Invitrogen.

On November 21, 2001, the Company filed a complaint against Invitrogen in the United States District Court for the Southern District of California alleging infringement of thirteen of the Company’s patents. The complaint seeks a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen’s conduct, as well as the Company’s fees, costs, and interest. The Company further seeks triple damages based on Invitrogen’s willful infringement of the Company’s patents.

On April 2, 2002, Invitrogen filed its answer to the Company’s complaint and brought counterclaims against the Company seeking declaratory judgments that the patents in suit are invalid and not infringed, and that one patent (U.S. patent number 6,110,426) is unenforceable. On April 25, 2002, the Company filed its answer to Invitrogen’s counterclaims. The parties are presently engaged in discovery. Fact discovery is scheduled to close on March 28, 2003. Expert discovery is scheduled to close on May 30, 2003.

The Company believes it has meritorious defenses and intends to defend vigorously the suit and counterclaims brought by Invitrogen. However, the Company’s defenses may be unsuccessful. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from this suit due to uncertainty regarding the ultimate outcome. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all. Regardless of the outcome, the Invitrogen litigation is expected to result in substantial costs to the Company.

10.    Related party transactions

The following are related party transactions as defined by FASB Statement No. 57, Related Party Disclosures (“SFAS 57”). In each of the transactions noted in which a director of the Company is in some way affiliated with the other party to the transaction, such director has recused himself from voting on the related party transaction. For the three months ended March 31, 2002 and 2001, revenues from companies considered to be related parties as defined by SFAS 57 were $0.7 and $5.5 million, respectively. At March 31, 2002 and 2001, receivables from related parties were $8.8 million and $5.0, respectively.

In March 2001, the Company entered into a LifeSeq Collaboration Agreement, Patent License Agreement, Collaboration and Technology Transfer Agreement and Proteome BioKnowledge Library License Agreement with Genomic Health, Inc. (“Genomic Health”). Randal W. Scott, who served as Chairman of the Board of the Company until November 2001 and as a director of the Company through December 2001, is Chairman of the Board, President and Chief Executive Officer of Genomic Health and owns more than 10% of the outstanding capital stock of Genomic Health. Under the agreements, Genomic Health obtained access to the Company’s LifeSeq Gold database and BioKnowledge Library and received licenses to certain of the Company’s intellectual property. Amounts Genomic Health will pay the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third party customers. The Company received rights to certain intellectual property that Genomic Health may, in the future, develop. At the same time, the Company entered into an agreement to purchase shares of Series C Preferred Stock of Genomic Health for an aggregate purchase price of $5.0 million which, together with shares of Series A Preferred Stock purchased in November 2000 for an aggregate purchase price of $1.0 million, results in the Company owning approximately 10.9% of the outstanding capital stock of Genomic Health. Under certain circumstances and if Genomic Health so elects, the Company has agreed to purchase in a future offering of Genomic Health’s capital stock an aggregate of $5.0 million of the shares being sold in that offering.

In May 2001, the Company entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. (“Iconix”). Jon S. Saxe, a director of the Company, is Chairman of the Board of Iconix. Under the agreement, Iconix obtained an exclusive license to the Company’s LifeExpress Lead database, access to LifeSeq and ZooSeq databases, licenses to certain of the Company’s intellectual property and use of the Company’s LifeArray expression array technology. Amounts Iconix will pay the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third parties. The Company is the exclusive distributor for the database product to be developed by Iconix. At the same time, the Company entered into an agreement to purchase shares of Series E Preferred Stock of Iconix for an aggregate purchase price of $10.0 million. In the first quarter of 2002, the Company purchased $5.0 million of shares of Series F Preferred Stock of Iconix, fulfilling a commitment set forth in the agreements described above.

In September 2001, the Company entered into a Technology Access for Licensed Reagent Manufacture Agreement with Epoch Biosciences, Inc. (“Epoch”). Frederick B. Craves, a director of the Company, is Chairman of the Board of Epoch and Bay City Capital, of which Dr. Craves is a partner, holds shares of Epoch stock. Dr. Craves also holds shares of Epoch stock directly. Under the agreements, Epoch obtained access to the Company’s LifeSeq Gold and ZooSeq databases and received licenses to certain of the Company’s intellectual property. Amounts Epoch will pay the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third party customers. The Company has identified Epoch as the preferred provider of certain probes to Incyte’s users of LifeSeq Gold. Additionally, Epoch will supply the Company with certain probes for internal development purposes.

In September 2001, the Company entered into a Collaboration Agreement, Patent License Agreement and two Unilateral Development and Commercialization Agreements with Medarex, Inc. (“Medarex”). Frederick B. Craves, a director of the Company, is also a director of Medarex and Bay City Capital, of which Dr. Craves is a partner, holds shares of Medarex stock. Under the agreements, Medarex obtained access to the Company’s LifeSeq Gold database and received licenses to certain of the Company’s intellectual property. Amounts Medarex will pay the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third party customers. Additionally, under the terms of the agreements, Medarex and the Company expect to share equally the cost and responsibility of preclinical and clinical development of antibody products. In addition, the two companies plan to jointly commercialize any antibody products resulting from this collaboration.

In January 2002, the Company assigned its lease agreement for its Fremont, California facility to Genospectra, Inc. (“Genospectra”). Frederick B. Craves, a director of the Company, is also a director of Genospectra. Genospectra has assumed the lease in its entirety. As a result, the Company has no further obligations pursuant to this lease.

11.    Other Expenses

	Original Charge Recorded in 2001	Accrual Balance as of December 31, 2001	Cash Payments	Non-Cash Charges/ Transfers	Accrual Balance as of March 31, 2002
	(in thousands)
Restructuring expenses:
Workforce reduction	$8,114	$2,888	$(2,171)	$—	$717
Equipment and other assets	32,629	—	—	—	—
Lease commitments and other restructuring charges	14,859	12,082	(1,289)	—	10,793

Subtotal	55,602	14,970	(3,460)	—	11,510
Impairment of goodwill and other intangible assets	68,666	—	—	—	—
Impairment of other long-lived assets	6,104	—	—	—	—

Other expenses	$130,372	$14,970	$(3,460)	$—	$11,510

On October 25, 2001, the Company announced a restructuring of its operations in order to focus on its database and partnership programs and its therapeutic drug discovery and development programs. As a part of the restructuring, the Company has discontinued its microarray-based gene expression products and services, genomic screening products and services, public domain clone products and related services, contract sequencing services and internal program on SNP discovery. Consequently, this resulted in the Company recording an expense of $55.6 million related to restructuring activities in the fourth quarter of 2001. In addition, in the fourth quarter of 2001 the Company recorded a reduction in goodwill and other intangible assets and impairment of other long-lived assets totaling $74.8 million. These custom genomics activities contributed approximately $2.0 million and $14.1 million of revenue for the three months ended March 31, 2002 and 2001, respectively.

The workforce reduction charge of approximately $8.1 million was determined based on the estimated severance and fringe benefit charges for approximately 400 employees. These employees primarily worked in the activities being exited as described above and related infrastructure support positions. As of March 31, 2002, approximately 395 employees had been terminated.

Equipment and other assets that were disposed of or removed from operations were written down to their estimated fair value of $0.7 million, resulting in a charge of $32.6 million in the fourth quarter of 2001. The write-down of equipment and other assets primarily relates to leasehold improvements, computer equipment and related software, lab equipment and office equipment associated with the activities being exited and related infrastructure reductions. Additionally, the write-off of equipment and other assets also includes certain software costs related to products no longer being offered. The Company estimated the fair value of equipment and other assets based on the then current market conditions.

Lease commitments and other restructuring related charges of $14.9 million have been accrued for facilities and equipment leases related to the activities being exited and contract-related provisions and settlement and professional fees. Specifically, the Company is exiting buildings located in St. Louis, Missouri; Fremont, California; Palo Alto, California; and Cambridge, United Kingdom. The Company estimated the costs based on the contractual terms of agreements and then current real estate market conditions. It is estimated that it will take the Company six to twelve months to sublease the various properties that will be vacated. The leases related to activities being exited expire on various dates ranging from May 2003 to March 2007.

The estimates above have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructure plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that differences become known.

As a result of the Company’s change in strategic direction and restructuring and, pursuant to SFAS 121, the Company performed an assessment of the carrying value of its goodwill and other intangible assets recorded in connection with its Hexagen Limited (“Hexagen”) and Proteome Inc. (“Proteome”) acquisition assets. As a result, it was determined that the unamortized goodwill and intangible assets were impaired. Charges of $10.2 million and $58.5 million were charged to operations in the fourth quarter of 2001 to write down the Hexagen and Proteome assets, respectively, down to their estimated fair value. The carrying value of these intangible assets was $2.8 million at March 31, 2002.

In reviewing its existing long-lived assets, the Company determined, based on certain impairment indicators, that an asset relating to capitalized software should be analyzed for impairment. As a result of this analysis, it was determined that the net book value of the asset was in excess of future revenues expected from sale of this software reduced by costs to sell. Therefore, it was determined that this capitalized software was impaired and the Company recognized a $6.1 million impairment charge.

12.    Subsequent Events

In April 2002, the Company repurchased on the open market, and retired, $6.7 million in par value of the convertible subordinated notes. The Company recognized a gain of $1.9 million on the transaction, which will be reported as an extraordinary gain.

PART I:    FINANCIAL INFORMATION
ITEM 2

MA NAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

When used in this discussion, the words “expects,” “believes,” “anticipates,” “estimates,” “could,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the impact of certain critical accounting policies on the Company’s financial results, the Company’s expected expenses and expenditure levels, expected revenues and sources of revenues, expected uses of cash, expected cash flows, expected net losses, expected expenditures including expenditures on intellectual property, research and development, and expected investments, the offset of profits from certain products by other expenditures, expected cash marketable securities balances, the adequacy of capital resources, the expected effect of the Company’s contractual obligations on its future liquidity and cash flow, our strategic investments, costs associated with prosecuting, defending and enforcing patent claims and other intellectual property rights, the size of our intellectual property portfolio and its competitive position, our ability to leverage our intellectual property and genomic information to take a leading position in our market, our strategy with regard to protecting our intellectual property, the effect of pharmaceuticals company consolidations, our ability to manage expansion of our operations, and our ability to obtain and maintain product liability insurance are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the biotechnology and pharmaceutical industries; actual and future consolidations of pharmaceutical companies; risks relating to the development of new products and their use by potential collaborators of the Company; the impact of technological advances and competition; the ability of the Company to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; the cost of accessing or acquiring technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene and other discoveries; developments in and expenses relating to litigation; the results of businesses in which the Company has purchased equity; and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results,” all references to “Incyte,” “we,” “us,” “our” or the “Company” mean Incyte Genomics, Inc. and its subsidiaries.

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

During 2001, Incyte increased its focus on its therapeutic discovery and development program and its information products, which include licensing a portion of its intellectual property. As a result, we exited the following activities: microarray products and related services, genomic screening products and services, public domain clone products and related services, contract sequencing services, transgenics products and services and SNP discovery services. As a part of the exit of these activities, we have closed certain of our facilities in Fremont, California, St. Louis, Missouri and Cambridge, United Kingdom. In addition to the product lines exited, we made infrastructure and other personnel reductions at our other locations resulting in an aggregate workforce reduction of approximately 400 employees. A non-recurring charge for restructure charges and impairment of long-lived assets of $130.4 million was recorded in the fourth quarter of 2001 as a result of the change in focus. This charge was comprised of the following items: $68.7 million—goodwill and intangibles impairment; $55.6 million—nonrecurring restructuring charges (including $32.6 million in equipment and other assets impaired) and $6.1 million—impairment of a long-lived asset. These custom genomics activities exited contributed approximately $2.0 million and $14.1 million revenue for the three months ended March 31, 2002 and 2001, respectively.

Critical Accounting Policies and Estimates

Incyte believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition

•	Valuation of long-lived assets

•	Accounting for long-term investments

Revenue Recognition.    Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. We enter into various types of agreements for access to our information databases, use of our intellectual property and sales of our custom products and services. Revenue is deferred for fees received before earned.

Revenues from ongoing database agreements are recognized evenly over the access period. Revenues from licenses to the Company’s intellectual property are recognized when earned under the terms of the related agreements. Royalty revenues are recognized upon the sale of the products or services to third parties by the licensee or other agreed upon terms.

Revenues from custom products, such as clones and datasets, are recognized upon completion and delivery. Revenues from custom services are recognized upon completion of contract deliverables. Revenue from gene expression microarray services includes: technology access fees, which are recognized ratably over the access term, and progress payments, which are recognized at the completion of key stages in the performance of the service in proportion to the costs incurred.

Revenues recognized from multiple element contracts are allocated to each element of the arrangement based on the relative fair values of the elements. The determination of fair value of each element is based on objective evidence from historical sales of the individual element by us to other customers. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. In accordance with Staff Accounting Bulletin No. 101, (“SAB 101”), when elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. When contracts include non-monetary exchanges, the non-monetary transaction is determined using the fair value of the products and services involved, as applicable.

Valuation of Long-Lived Assets.    We assess the impairment of long-lived assets, which includes property and equipment, acquisition-related intangibles and goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	Significant changes in the strategy of our overall business;

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, in accordance with SFAS 144, we perform an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value. Net intangible assets and long-lived assets amounted to $48.1 million as of March 31, 2002. Included in that amount are assets with a net book value of $0.7 million that are being marketed for sale.

Accounting for Long-Term Investments.    We hold equity and debt securities and warrants in companies having operations or technology in areas primarily within our strategic focus, some of which are publicly traded and can have volatile share prices. Investments in publicly traded companies are classified as available-for-sale and are adjusted to their fair value each month based on the their traded market price with any adjustments being recorded in other comprehensive income. Investments in privately held companies are carried at cost, and we monitor the company’s financial results and prospects on a regular basis to determine whether an impairment exists. We record an investment impairment charge when we believe that the investment has experienced a decline in value that is other than temporary. Generally, declines that persist for six months or more are considered other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional impairment charges.

Results of Operations

The Company recorded net loss and diluted net loss per share of $13.4 million and $0.20, respectively, for the three months ended March 31, 2002, as compared to $10.3 million and $0.16, respectively, in the same period a year ago. Loss before extraordinary item and cumulative effect of accounting change for the three months ended March 31, 2001 was $15.0 million, or $0.23 per diluted share.

Revenues.    Revenues for the three months ended March 31, 2002 decreased to $29.0 million compared to $51.1 million for the corresponding period in 2001.

Revenues associated with the information product line (inclusive of ongoing database agreements, partnership programs and licensing activities) were $27.0 million for the quarter ended March 31, 2002 compared to revenues of $37.0 million for the same period of the previous year. The decrease is primarily attributable to lower licensing revenues in 2002. First quarter 2002 revenue included $2.0 million in revenue associated with the wind-down of discontinued products lines that was announced in the fourth quarter of 2001 as compared to $14.1 million for the three months ended March 31, 2001.

Revenues received from agreements in which collaborators paid with equity or debt instruments in their company were $2.4 million and $3.5 million for the three months ended March 31, 2002 and 2001, respectively. Additionally, revenues received from agreements in which the Company concurrently invested funds in the collaborator’s stock were $0 and $5.0 million for the three months ended March 31, 2002 and 2001, respectively.

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by the Company to purchase goods or services for the three months ended March 31, 2002 and 2001 were $1.0 million and $0, respectively. No transactions in which there was a concurrent commitment by the Company to purchase goods or services were entered into during the three months ended March 31, 2002. Of commitments made in prior periods, we expensed $5.8 million and $2.7 million for the three months ended March 31, 2002 and 2001, respectively. The above transactions were recorded at fair value in accordance with the Company’s revenue recognition policy.

Revenues were derived primarily from information products, which include licensing of our intellectual property, and the wind-downs of custom genomics. Information products include ongoing database agreements, licensing and partner programs. The decrease in revenues from 2001 is primarily attributable to the impact from the exit of custom genomics products and services and from our utilization of information products differently to facilitate our therapeutic discovery and development collaboration and co-development efforts.

Operating Expenses.    Total costs and expenses for the three months ended March 31, 2002 decreased to $47.9 million compared to $72.5 million for the corresponding period in 2001. We expect operating expenses in 2002 to be lower than 2001 amounts. This anticipated decrease reflects the reduction in expenses derived from the activities and related infrastructure that were exited in the restructuring and the non-recurring restructuring charges and long-lived asset write-downs in 2001, offset by expanded spending in connection with our therapeutic discovery and development efforts.

Research and development expenses.    Research and development expenses for the three months ended March 31, 2002 decreased to $33.7 million compared to $56.0 million for the corresponding period in 2001. The decrease in research and development expenses was primarily the result of expenses eliminated in the discontinuation of custom genomics product lines, partially offset by increased therapeutic discovery and development expenses.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the three months ended March 31, 2002 decreased to $14.2 million compared to $16.6 million for the corresponding period in 2001. The decrease in selling, general and administrative expenses resulted primarily from the discontinuation of custom genomics product lines, partially offset by therapeutic discovery and development expenses not present in 2001. Our selling, general and administrative expenses were also impacted by legal expenses related to our patent infringement lawsuits with Affymetrix and Invitrogen of approximately $1.4 million in the three months ended March 31, 2002 and our patent infringement lawsuits with Affymetrix and GeneLogic of $1.9 million in the three months ended March 31, 2001. We expect that the Invitrogen litigation will result in substantial costs to Incyte.

Other Income/Expense.    Other income/expense includes “Interest and Other Income/(Expense), net”, “Interest Expense” and “Provision for Income Taxes”. Total other income/expense for the three months ended March 31, 2002 and 2001 was income of $5.3 million and $7.0 million, respectively.

Interest and other income/(expense), net.    Interest and other income/(expense), net for the three months ended March 31, 2002, decreased to $8.2 million from $9.9 million for the corresponding period in 2001. This decrease was primarily due to a decrease in cash invested and lower interest rates in 2002, partially offset by one-time gains from activities related to our cash investments and interest and premium earned on the conversion of a note held in another company.

Interest expense.    Interest expense for the three months ended March 31, 2002 decreased to $2.5 million from $2.6 million for the corresponding period in 2001. The decrease was primarily due to the early retirement of $23.0 million face value of our convertible subordinated notes.

Provision for income taxes.    Due to the our net loss in 2002 and 2001, the Company had a minimal effective annual income tax rate. The income taxes for 2002 and 2001 are primarily attributable to foreign withholding taxes.

Gain/(Loss) on Certain Derivative Financial Instruments.    Gain on derivative financial instruments for the three months ended March 31, 2002 of $0.1 million and loss on derivative financial instruments for the three months ended March 31, 2001 of $0.6 million represents the change in fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133 (“SFAS 133”).

Extraordinary Item.    Extraordinary gain for the three months ended March 31, 2001, resulted from the Company’s repurchase of $8.0 million face value of its 5.5% convertible subordinated notes on the open market in the first quarter of 2001. The repurchases resulted in a gain of $2.4 million, net of $0 tax expense. There was no such repurchase for the three months ended March 31, 2002.

Cumulative Effect of Accounting Change.    The cumulative effect of an accounting change for the three months ended March 31, 2001 resulted from the adoption of SFAS 133 in the first quarter of 2001. The Company recorded the fair value of its warrants in certain long-term strategic investments at January 1, 2001, resulting in a gain of $2.3 million, net of $0 tax expense.

Liquidity and Capital Resources

As of March 31, 2002, we had $491.7 million in cash, cash equivalents and marketable securities, compared to $507.9 million as of December 31, 2001. The Company has classified all of its marketable securities as short-term, as the Company may choose not to hold its marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with the Company’s investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used by operating activities was $6.0 million for the three months ended March 31, 2002, as compared to net cash provided of $0.4 million for the three months ended March 31, 2001. The decrease was primarily due to the increase in net loss in 2002, lower non-cash depreciation and amortization charges as well as higher cash usage for accrued liabilities, including $3.5 million related to restructuring charges, and deferred revenue, all offset by higher cash provided by the decrease in accounts receivable in 2002 as compared to 2001. Net cash generated by operating activities may fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and net purchases of long-term investments. Capital expenditures for the three months ended March 31, 2002 were $2.0 million as compared to $4.9 million in the same period in 2001, primarily due to the decrease in operations needs given our exit of custom genomics. Long-term investments in companies having operations or technology in areas within our strategic focus were $5.0 million and $9.0 million for the three months ended March 31, 2002 and 2001, respectively. Net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, capital expenditures and maturity/sales and purchases of marketable securities.

Net cash provided by financing activities was $2.9 million for the three months ended March 31, 2002 as compared to net cash used of $4.7 million for the three months ended March 31, 2001. Cash provided in 2002 was primarily due to proceeds received from the issuance of common stock under the Company’s stock option and employee stock purchase plans. In 2001, the Company repurchased $8.0 million face value of its 5.5% convertible subordinated notes on the open market for $5.6 million.

In February 2000, in a private placement, we issued $200.0 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. The Company may redeem the notes at any time before February 7, 2003, only if the Company’s stock exceeds 150% of the conversion price for 20 trading days in a period of 30 consecutive trading days. On or after February 7, 2003 the Company may redeem the notes at specific prices. Holders may require the Company to repurchase the notes upon a change in control, as defined. As of March 31, 2002, the Company had repurchased $23.0 million face value of the notes on the open market.

The following summarizes the Company’s contractual obligations at March 31, 2002 and the effect those obligations are expected to have on its liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1–3	Years 4–5	Over 5 Years
Contractual Obligations:
Convertible subordinated debt	$179.1	$—	$—	$179.1	$—
Non-cancelable operating lease obligations	86.1	15.4	23.0	17.2	30.5

Total contractual obligations	$265.2	$15.4	$23.0	$196.3	$30.5

We have purchase commitments of $20.0 million at March 31, 2002, the timing of which is dependent upon provision by the vendor of products and services. Additionally, the Company has committed to purchase equity in certain companies when certain events occur. The total amount committed at March 31, 2002 was $5.0 million. These commitments are considered contingent commitments as a future event must occur to cause the commitment to be enforceable.

The Company expects to use net cash in 2002 as it invests in its therapeutic discovery and development programs, intellectual property portfolio, sequencing and bioinformatics; continues to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; makes strategic investments; and continues to make improvements in existing facilities.

The Company believes that its existing resources will be adequate to satisfy its capital needs for at least the next twelve months. The Company’s cash requirements depend on numerous factors, including the ability of the Company to attract and retain collaborators for its databases and other products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; expenditures in connection with its recent expansion of therapeutic discovery and development programs; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; capital expenditures required to expand the Company’s facilities, including facilities for the Company’s expanding therapeutic discovery and development programs; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in the Company’s research and development plans or other changes affecting the Company’s operating expenses may result in changes in the timing and amount of expenditures of the Company’s capital resources.

FACTORS THAT MAY AFFECT RESULTS

RISKS RELATING TO OUR FINANCIAL RESULTS

We have had only limited periods of profitability, we expect to incur losses in the future and we may not return to profitability

We had net losses from inception in 1991 through 1996 and in 1999 through the three months ended March 31, 2002. Because of those losses, we had an accumulated deficit of $281.6 million as of March 31, 2002. We intend to continue to spend significant amounts on new product and technology development, including the expansion of our internal research and development efforts for therapeutic discovery and development, the determination of the sequence of genes and the filing of patent applications regarding those gene sequences, the determination of gene functions, and the expansion of our research and development alliances. As a result, we expect to incur losses in 2002. We expect to report net losses in future periods as well.

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

Our operating results are difficult to predict, which may cause our stock price to decline and result in losses to investors

Our operating results are difficult to predict and may fluctuate significantly from period to period, which may cause our stock price to decline and result in losses to investors. Some of the factors that could cause our operating results to fluctuate include:

•	changes in the demand for our products;

•	the timing of intellectual property licenses that we may grant;

•	the introduction of competitive databases or services, including databases of publicly available, or public domain, genetic information;

•	the nature, pricing and timing of products and services provided to our collaborators;

•
our ability to compete effectively in our therapeutic discovery and development efforts against competitors that have greater financial or other resources or drug candidates that are in further stages of development;

•	acquisition, licensing and other costs related to the expansion of our operations, including operating losses of acquired businesses;

•	losses and expenses related to our investments;

•	our ability to attract and retain key personnel;

•	regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information;

•	regulatory actions and changes related to the development of drugs;

•	changes in intellectual property laws that affect our rights in genetic information that we license;

•	payments of milestones, license fees or research payments under the terms of our external alliances and collaborations and our ability to monitor and enforce such payments; and

•	expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights, including the lawsuits filed by Invitrogen and counterclaims filed by us.

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

If our strategic investments incur losses or charges, our earnings may decline or our losses may increase

We make strategic investments in entities that complement our business. These investments may:

•	often be made in securities lacking a public trading market or subject to trading restrictions, either of which increases our risk and reduces the liquidity of our investment;

•	require us to record losses and expenses related to our ownership interest;

•	require us to record charges related to the impairment in the value of the securities underlying our investment;

•	require us to record acquisition-related charges, such as in-process research and development;

•	require us to record charges related to post-acquisition impairment in the value of the acquired assets, such as goodwill or intangibles; and

•	require us to invest greater amounts than anticipated or to devote substantial management time to the management of research and development or other relationships.

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

Because our sales cycle is lengthy, we may spend a lot of time and money trying to obtain new or renewed subscriptions to our products but may be unsuccessful, which could hurt our profitability

Our ability to obtain new customers for information products to enter into license agreements for our intellectual property or to obtain renewals or additions to existing database product subscriptions depends upon prospective subscribers’ perceptions that our products and services can help accelerate their drug discovery efforts. Our database and licensing sales cycle is typically lengthy because we need to educate our potential subscribers and sell the benefits of our products to a variety of constituencies within potential subscriber companies. In addition, each agreement involves the negotiation of unique terms, and we may expend substantial funds and management effort with no assurance that a new, renewed or expanded agreement will result. These expenditures, without increased revenues, will negatively impact our profitability. Consolidations of pharmaceutical companies involved in drug discovery and development have affected the timing, progress and relative success of our sales efforts. We expect that any future consolidations will have similar effects.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests

As of March 31, 2002, we had

•	total consolidated debt of $179.1 million,

•	stockholders’ equity of $421.4 million, and

•	a deficiency of earnings available to cover fixed charges of $13.1 million for the three months ended March 31, 2002.

A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our convertible subordinated notes due 2007 that we sold in February 2000. At March 31, 2002, $177 million of those notes were outstanding. The following table shows, as of March 31, 2002, the aggregate amount of our interest payments due in each of the next five calendar years listed:

Year	Aggregate Interest
2002	$9,735,000
2003	9,735,000
2004	9,735,000
2005	9,735,000
2006	9,735,000

Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•
requiring the dedication of a substantial portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

•	placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

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

Our industry is intensely competitive, and if we do not compete effectively, our revenues may decline and our losses may increase

We compete in markets that are new, intensely competitive, rapidly changing, and fragmented. Many of our current and potential competitors have greater financial, human and other resources than we do. If we cannot respond quickly to changing customer requirements, secure intellectual property positions, or adapt quickly and obtain access to new and emerging technologies, our revenues may decline and commercial opportunities for any of our drug products may be reduced or eliminated. Our competitors include:

•	Celera Genomics Group of Applera Corporation,

•	CuraGen Corporation,

•	Gene Logic Inc.,

•	Human Genome Sciences, Inc.,

•	pharmaceutical and biotechnology companies, and

•	universities and other research institutions.

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

We face significant competition for our therapeutic discovery and development efforts, and if we do not compete effectively, our commercial opportunity will be reduced or eliminated

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our therapeutic discovery and development efforts may target diseases and conditions that are already subject to existing therapies or that are subject to the drug discovery efforts of other entities. These competitors may develop products more rapidly or successfully than we or our collaborators are able to do. Our competitors might develop drugs that are more effective or less costly than any that are being developed by us or that would render our products obsolete and noncompetitive. In addition, our competitors may succeed in obtaining regulatory approvals for drug candidates more rapidly. Also, our competitors may obtain patent protection or other intellectual property rights that would limit our rights. Any drugs resulting from our research and development efforts, or from our joint efforts with any future collaborators, might not be able to compete successfully with competitors’ existing and future products or obtain regulatory approval in the United States or elsewhere.

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

•	changes in economic conditions;

•	consolidation in the pharmaceutical industry;

•	changes in the regulatory environment, including governmental pricing controls, affecting health care and health care providers;

•	pricing pressures;

•	market-driven pressures on companies to consolidate and reduce costs; and

•	other factors affecting research and development spending.

These factors are not within our control.

We are at the early stage of our therapeutic discovery and development efforts and we may be unsuccessful in our efforts

We are in the early stage of building our therapeutic discovery and development operations. Our ability to develop and commercialize pharmaceutical products based on proteins, antibodies and other compounds will depend on our ability to:

•	identify high quality therapeutic targets;

•	identify potential therapeutic candidates;

•	develop products internally;

•	complete laboratory testing and human studies;

•	obtain and maintain necessary intellectual property rights to our products;

•	obtain and maintain necessary regulatory approvals related to the efficiency and safety of our products;

•	enter into arrangements with third parties to provide services or manufacture our products on our behalf or develop efficient production facilities meeting all regulatory requirements;

•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions; and

•	enter into arrangements with third parties to license and commercialize our products.

We have limited corporate experience with these activities and may not be successful in developing or commercializing drug products. If we choose to outsource some of these activities, we may be unable to enter into outsourcing or licensing agreements on commercially reasonable terms, or at all. In addition, if we, in the future, elect to manufacture our products in our own manufacturing facilities, those facilities will require substantial additional capital resources, and we will need to attract and retain qualified personnel to build or lease or operate any such facilities.

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

Completion of clinical trials may take many years. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

•	our inability to manufacture sufficient quantities of materials for use in clinical trials;

•	variability in the number and types of patients available for each study;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	unforeseen safety issues or side effects;

•	poor or unanticipated effectiveness of products during the clinical trials; or

•	government or regulatory delays.

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

We may encounter difficulties in integrating companies we acquire, and our operations and financial results could be harmed

In December 2000, we acquired Proteome, Inc. As part of our business strategy, we may acquire other assets, technologies and businesses. Our past acquisitions have involved and our future acquisitions may involve risks such as the following:

•	we may be exposed to unknown liabilities of acquired companies;

•	our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;

•	we may experience difficulty and expense in assimilating the operations and personnel of the acquired businesses, disrupting our business and diverting management’s time and attention;

•	we may be unable to integrate or complete the development and application of acquired technology;

•	we may experience difficulties in establishing and maintaining uniform standards, controls, procedures and policies;

•	our relationships with key customers of acquired businesses may be impaired, due to changes in management and ownership of the acquired businesses;

•	we may be unable to retain key employees of the acquired businesses;

•	we may incur amortization or impairment expenses if an acquisition results in significant goodwill or other intangible assets; and

•	our stockholders may be diluted if we pay for the acquisition with equity securities.

In addition, if we acquire additional businesses that are not located near our Palo Alto, California headquarters, we may experience more difficulty integrating and managing the acquired businesses’ operations.

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

RISKS RELATING TO COLLABORATORS

To generate significant revenues, we must obtain additional database collaborators and retain existing collaborators

As of March 31, 2002, we had over 50 database agreements. If we are unable to enter into additional agreements, or if our current database collaborators choose not to renew their agreements upon expiration, we may not generate additional revenues or maintain our current revenues. Our database revenues are also affected by the extent to which existing collaborators expand their agreements with us to include our new database products and the extent to which existing collaborators reduce the number of products for which they subscribe, the impact of which will vary based upon our pricing of those products. Some of our database agreements require us to meet performance obligations, some or all of which we may not be successful in attaining. A database collaborator can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period. In addition, it is likely that database revenues will decrease if we are successful in entering into co-development arrangements with some of our current database subscribers to develop new therapeutic products.

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

If we fail to enter into future collaborative arrangements or if these arrangements are unsuccessful, our business and operations would be negatively impacted

We do not know if we will be able to establish collaborative arrangements, or whether any such future collaborative arrangements will ultimately be successful. For example, there have been, and may continue to be, a significant number of recent business combinations among large pharmaceutical companies that have resulted, and may continue to result, in a reduced number of potential future corporate collaborators. This consolidation may limit our ability to find partners who will work with us in developing and commercializing drugs. If business combinations involving our existing corporate collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our corporate collaborations or agreements. If we are unable to enter into collaborative arrangements or if those arrangements are unsuccessful, our research and development efforts could be negatively impacted and we may need to seek additional capital resources during times when those resources may not be available or are available on less favorable terms.

We believe that our existing capital resources, together with the proceeds from future and current collaborations and agreements, will be sufficient to support our current operations. Nonetheless, our future funding requirements will depend on many factors, including, but not limited to:

•	any changes in the breadth of our research and development programs;

•	the results of research and development, preclinical studies and clinical trials conducted by us or our future collaborative partners or licensees, if any;

•	the acquisition or licensing of technologies or compounds, if any;

•	our ability to maintain and establish new corporate relationships and research collaborations;

•	our ability to manage growth;

•	competing technological and market developments;

•	the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims;

•	the receipt of contingent licensing or milestone fees from our current or future collaborative and license arrangements, if established; and

•	the timing of regulatory approvals.

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

In October 2001, Invitrogen Corporation filed an action against us in federal court, alleging infringement of three patents that relate to the use of reverse transcriptase with no RNase H activity in preparing complimentary DNA from RNA. The complaint seeks unspecified money damages and injunctive relief. In November 2001, we filed our answers to Invitrogen’s patent infringement claims, and asserted seven counterclaims against Invitrogen seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches, and patent misuse. We are also seeking our fees, costs and expenses.

In November 2001, we filed a complaint against Invitrogen in federal court alleging infringement of 13 of our patents relating to genes, RNA amplification and gene expression, and methods of fabricating microarrays of biological samples. The complaint seeks a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen’s conduct, as well as our fees, costs, and interest. We are further seeking triple damages from the infringement claim based on Invitrogen’s willful infringement of our patents. In April 2002, Invitrogen filed answers to our patent infringement claims and asserted counterclaims against us seeking declaratory relief with respect to the patents at issue.

We believe we have meritorious defenses and intend to defend the suit and counterclaims brought by Invitrogen vigorously. However, our defenses may be unsuccessful. At this time, we cannot reasonably estimate the possible range of any loss or damages resulting from these suits and counterclaims due to uncertainty regarding the ultimate outcome. In addition, regardless of the outcome, we expect that the Invitrogen litigation will result in substantial costs to us. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof may not be made available on commercially acceptable terms, if at all.

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

We may, however, be involved in future lawsuits alleging patent infringement or other intellectual property rights violations. In addition, litigation may be necessary to:

•	assert claims of infringement;

•	enforce our patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

We may be unsuccessful in defending or pursuing these lawsuits. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. An adverse determination may subject us to significant liabilities or require us or our future collaborators to seek licenses to other parties’ patents or proprietary rights. We or our future collaborators may also be restricted or prevented from manufacturing or selling our products and services. Further, we, or our future collaborators may not be able to obtain any necessary licenses on acceptable terms, if at all.

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

Our means of protecting our proprietary rights may not be adequate, and our competitors may:

•	independently develop substantially equivalent proprietary information and techniques;

•	otherwise gain access to our proprietary information; or

•	design around patents issued to us or our other intellectual property.

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

International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources

Biotechnology patent law outside the United States is even more uncertain than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as U.S. laws. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.

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

The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities. The Company’s investment policy calls for investment in short term, low risk instruments. As of March 31, 2002, investments in marketable securities were $472.0 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2002, the decline in the fair value of the portfolio would not be material.

The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments and long-term investments, entered into to further its business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical/ biotechnology industry sector, and are primarily in companies with which the Company has research and development, licensing or other collaborative agreements. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of March 31, 2002, long-term investments were $49.3 million.

The Company is exposed to foreign exchange rate fluctuations as the financial results of its foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact the Company’s financial position or results of operations. All of the Company’s revenues are denominated in U.S. dollars. The Company does not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of March 31, 2002, the impact to the Company’s financial position or results of operations would not be material.

PART II:	OTHER INFORMATION

Item 1	Legal Proceedings

Affymetrix

On December 21, 2001, the Company agreed to settle the following existing patent infringement litigation with Affymetrix, Inc.: Affymetrix, Inc. v. Synteni, Inc. and Incyte Pharmaceuticals, Inc., Case Nos. C 99-21164 JF and C 99-21165 JF (N.D. Cal.); Incyte Genomics, Inc. v. Affymetrix, Inc., Case No. C 01-20065 JF (N.D. Cal.); and the Incyte Opposition to Affymetrix’s European Patent No. EP 0 619 321. The first lawsuit involved several of Affymetrix’s microarray-related patents (U.S. Patent Nos. 5,445,934, 5,744,305 and 5,800,992). The second lawsuit involved the Company’s RNA amplification patents (U.S. Patent Nos. 5,716,785 and 5,891,636) and two additional microarray-related patents held by Affymetrix (U.S. Patent Nos. 5,871,928 and 6,040,193). As a part of the settlement, the companies have agreed to certain non-exclusive, royalty-bearing licenses and an internal use license under their respective intellectual property portfolios. Pursuant to the settlement, the Company received a net cash settlement that was recorded as revenue in 2001. This settlement does not include the Company’s appeal before the United States District Court for the Northern District of California seeking de novo review of the Board of Patent Appeals and Interferences’ decision relating to patent applications licensed by the Company from Stanford University. There can be no assurances as to the outcome of that appeal.

Invitrogen

On October 17, 2001, Invitrogen Corporation filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware. On November 21, 2001, the Company filed its answer to Invitrogen’s complaint. In addition, the Company asserted seven counterclaims against Invitrogen seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches, and patent misuse. The Company also seeks its fees, costs, and expenses. Invitrogen filed its answer to the Company’s counterclaims on January 9, 2002. The Company believes it has meritorious defenses and intends to defend vigorously the suit brought by Invitrogen.

On November 21, 2001, the Company filed a complaint against Invitrogen as amended on December 21, 2001 and March 7, 2002, in the United States District Court for the Southern District of California alleging infringement of thirteen of the Company’s patents. Eight of the asserted patents (U.S. patent numbers 5,633,149, 5,637,462, 5,817,497, 5,840,535, 5,919,686, 5,925,542, 5,962,263, and 5,789,198) are gene patents. Three of the patents (U.S. patent numbers 5,716,785, 5,891,636, and 6,291,170) relate to RNA amplification and gene expression. Two of the patents (U.S. patent numbers 5,807,522 and 6,110,426) relate to methods of fabricating microarrays of biological samples. The complaint seeks a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen’s conduct, as well as the Company’s fees, costs, and interest. The Company further seeks triple damages based on Invitrogen’s willful infringement of the Company’s patents.

Simultaneously with the filing of its answer, the Company filed a motion to transfer the action from the United States District Court of Delaware to the United States District Court for the District of Maryland. On May 1, 2002, the Court denied the Company’s motion to transfer.

On April 2, 2002, Invitrogen filed its answer to the complaint and brought counterclaims against the Company seeking declaratory judgments that the patents in suit are invalid and not infringed, and that one patent (U.S. patent number 6,110,426) is unenforceable. On April 25, 2002, the Company filed its answer to Invitrogen’s counterclaims. The parties are presently engaged in discovery. Fact discovery is scheduled to close on March 28, 2003. Expert discovery is scheduled to close on May 30, 2003.

The Company believes it has meritorious defenses and intends to defend vigorously the suit and potential counterclaims brought by Invitrogen. However, the Company’s defenses may be unsuccessful. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from this suit due to uncertainty regarding the ultimate outcome. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all. Regardless of the outcome, the Invitrogen litigation is expected to result in substantial costs to the Company.

Item 2	Changes in Securities

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	Not applicable

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE GENOMICS, INC.

Date:	May 15, 2002	By:	/s/ PAUL A. FRIEDMAN
Paul A. Friedman Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2002	By:	/s/ JOHN M. VUKO John M. Vuko Chief Financial Officer (Principal Financial Officer)