Form 10-Q
period 2002-06-30
INCYTE GENOMICS INC
filed 2002-08-14
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☒ Yes            ☐ No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 67,529,022 as of June 30, 2002.

INCYTE GENOMICS, INC.

PART I:    FINANCIAL INFORMATION

Item 1:    Financial Statements

INCYTE GENOMICS, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2002	December 31, 2001*
ASSETS
Current assets:
Cash and cash equivalents	$44,193	$43,368
Marketable securities—available-for-sale	431,958	464,535
Accounts receivable, net (1)	25,129	54,038
Prepaid expenses and other current assets	26,240	29,280

Total current assets	527,520	591,221
Property and equipment, net	45,264	47,927
Long-term investments (2)	45,690	45,272
Intangible and other assets, net (3)	27,262	21,139

Total assets	$645,736	$705,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (4)	$8,447	$7,347
Accrued compensation	14,852	18,812
Other accrued liabilities	18,042	20,934
Deferred revenue	16,857	24,045
Accrued restructuring charges	11,016	14,970

Total current liabilities	69,214	86,108
Convertible subordinated notes	172,250	179,248

Total liabilities	241,464	265,356

Stockholders’ equity:
Common stock	67	67
Additional paid-in capital	712,098	707,412
Deferred compensation	(5,767)	(8,127)
Accumulated other comprehensive income	(3,005)	8,990
Accumulated deficit	(299,121)	(268,139)

Total stockholders’ equity	404,272	440,203

Total liabilities and stockholders’ equity	$645,736	$705,559

*	The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.
(1)	Includes receivables from companies considered related parties of $3.1 million and $10.9 million at June 30, 2002 and December 31, 2001, respectively.
(2)	Includes investments in companies considered related parties of $26.1 million and $17.3 million at June 30, 2002 and December 31, 2001, respectively.
(3)	Includes loans to executive officers of $1.2 million and $0 million at June 30, 2002 and December 31, 2001, respectively.
(4)	Includes accounts payable to companies considered related parties of $1.5 million and $0 million at June 30, 2002 and December 31, 2001, respectively.

See accompanying notes

INCYTE GENOMICS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues (1)	$29,059	$56,051	$58,073	$107,172

Operating expenses:
Research and development (2)	37,717	55,155	71,460	111,114
Selling, general and administrative	12,748	18,591	26,916	35,152
Other expenses	1,371	—	1,371	—

Total operating expenses	51,836	73,746	99,747	146,266

Loss from operations	(22,777)	(17,695)	(41,674)	(39,094)
Interest and other income (expense), net (3)	6,601	8,723	14,758	18,637
Interest expense	(2,389)	(2,535)	(4,927)	(5,145)
Gain on repurchase of convertible subordinated notes	1,937	—	1,937	2,386
Gain (loss) on certain derivative financial instruments, net	(613)	1,841	(473)	1,214

Loss before income taxes and accounting change	(17,241)	(9,666)	(30,379)	(22,002)
Provision for income taxes	300	225	603	480

Loss before accounting change	(17,541)	(9,891)	(30,982)	(22,482)
Cumulative effect of accounting change	—	—	—	2,279

Net loss	$(17,541)	$(9,891)	$(30,982)	$(20,203)

Per share data:
Loss before accounting change	$(0.26)	$(0.15)	$(0.46)	$(0.34)
Cumulative effect of accounting change	—	—	—	0.03

Basic and diluted net loss per share	$(0.26)	$(0.15)	$(0.46)	$(0.31)

Shares used in computing basic and diluted net loss per share	67,440	66,076	67,154	65,911

(1)
Includes revenues from transactions with companies considered related parties of $0.5 million and $7.0 million for the three months ended June 30, 2002 and 2001, respectively, and revenues of $1.2 million and $12.6 million for the six months ended June 30, 2002 and 2001, respectively.

(2)
Includes expenses from transactions with companies considered related parties of $2.7 million and $0 million for the three months ended June 30, 2002 and 2001, respectively, and expenses of $5.5 million and $0 million for the six months ended June 30, 2002 and 2001, respectively.

(3)	Includes a gain of $0.8 million on conversion of a convertible note from a related party into preferred stock of the related party for the six months ended June 30, 2002.

See accompanying notes

INCYTE GENOMICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(17,541)	$(9,891)	$(30,982)	$(20,203)
Other comprehensive loss, net of taxes:
Unrealized losses on marketable securities	(2,188)	(1,940)	(11,747)	(5,459)
Foreign currency translation adjustments	(69)	(25)	(248)	(13)

Other comprehensive income loss	(2,257)	(1,965)	(11,995)	(5,472)

Comprehensive loss	$(19,798)	$(11,856)	$(42,977)	$(25,675)

See accompanying notes

INCYTE GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(30,982)	$(20,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,254	24,612
Stock compensation	2,328	583
Gain on repurchase of convertible subordinated notes	(1,937)	(2,386)
Cumulative effect of accounting change	—	(2,279)
(Gain) loss on derivative financial instruments, net	473	(1,214)
Realized gain on long-term investments, net	(1,106)	(2,184)
Impairment of long-term investments	—	3,765
Debt instruments and equity received in exchange for goods or services provided	(2,688)	(8,100)
Changes in certain assets and liabilities:
Accounts receivable	28,909	3,441
Prepaid expenses and other assets	(4,184)	(950)
Accounts payable	1,100	(9,069)
Accrued and other current liabilities	(10,806)	4,222
Deferred revenue	(7,188)	(3,019)

Net cash used in operating activities	(14,827)	(12,781)

Cash flows from investing activities:
Long-term investments	(5,000)	(28,019)
Proceeds from the sale of long-term investments	2,532	3,482
Capital expenditures	(6,711)	(8,999)
Purchases of marketable securities	(368,314)	(581,159)
Sales and maturities of marketable securities	394,515	580,846
Loans to executive officers	(1,150)	—

Net cash provided (used in) in investing activities	15,872	(33,849)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	4,645	6,526
Repurchase of convertible subordinated notes	(4,690)	(5,643)
Other	73	—

Net cash provided by financing activities	28	883

Effect of exchange rate on cash and cash equivalents	(248)	(13)

Net increase (decrease) in cash and cash equivalents	825	(45,760)
Cash and cash equivalents at beginning of period	43,368	110,155

Cash and cash equivalents at end of period	$44,193	$64,395

See accompanying notes

INCYTE GENOMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1.    Organization and business

Incyte Genomics, Inc. (the “Company”) was incorporated in Delaware in April 1991 under the name Incyte Pharmaceuticals, Inc. In June 2000, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to change the Company’s name to Incyte Genomics, Inc. The Company believes it has the largest commercial portfolio of issued United States patents covering human, full-length genes, the proteins they encode and antibodies directed against them. The Company has also developed a leading integrated platform of genomic technologies designed to aid in the understanding of the molecular basis of disease. These technologies primarily consist of genomic databases and pharmaceutically relevant intellectual property licenses, which help pharmaceutical and biotechnology researchers in their therapeutic discovery and development efforts. These efforts include gene discovery, understanding disease pathways and identifying new disease targets. The Company intends to leverage its leading intellectual property and genomic information position to be a leader in therapeutic small molecule drug, secreted protein and antibody discovery.

2.    Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2002, condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The balance sheet at December 31, 2001 has been derived from audited financial statements.

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

3.    Property and equipment

Property and equipment consisted of (in thousands):

	June 30, 2002	December 31, 2001
Office equipment	$5,170	$4,944
Laboratory equipment	26,143	21,149
Leasehold improvements	33,773	33,433
Computer equipment	74,938	75,906

	140,024	135,432
Less accumulated depreciation and amortization	(94,760)	(87,505)

	$45,264	$47,927

4.    Loans to Executive Officers

In January 2002, in connection with his employment by the Company as President and Chief Scientific Officer, Robert B. Stein received an interest-free loan from the Company in the amount of $750,000 to be used toward the purchase of a residence in California. The loan is evidenced by a promissory note and secured by the residence. On November 26, 2004, 50% of the outstanding principal balance will be forgiven, and the remaining outstanding principal balance of the loan will be forgiven on November 26, 2005, if Dr. Stein is still employed by the Company on those dates. Any acceleration of the loan or termination of Dr. Stein’s employment relationship with the Company prior to the then-applicable forgiveness date will terminate and void any remaining right of Dr. Stein to receive any forgiveness of the then-outstanding principal balance of the loan.

In March 2002, in connection with his employment by the Company as Executive Vice President and Chief Drug Discovery Scientist, Brian W. Metcalf received an interest-free loan from the Company in the amount of $400,000 to be used for financing his residence in California. The loan is evidenced by a promissory note and secured by the residence. On February 6, 2003, 25% of the outstanding principal balance will be forgiven, and  1/48 of the principal amount will be forgiven on the last day of each month thereafter, with the remaining outstanding principal balance of the loan forgiven on February 6, 2006, if Dr. Metcalf is still employed by the Company on those dates. Any acceleration of the loan or termination of Dr. Metcalf’s employment relationship with the Company prior to the then-applicable forgiveness date will terminate and void any remaining right of Dr. Metcalf to receive any forgiveness of the then-outstanding principal balance of the loan.

5.    Convertible subordinated notes

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

The Company repurchased on the open market, and retired, $6.7 million and $8.0 million in face value of convertible subordinated notes during the six months ended June 30, 2002 and 2001, respectively. A gain of $1.9 million and $2.4 million on these transactions was recognized for the six months ended June 30, 2002 and 2001, respectively. All gains on repurchase of convertible subordinated notes are presented as “Gain on repurchase of convertible subordinated notes.”

6.    Revenue recognition

Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. The Company enters into various types of agreements for access to its databases of information, use of its intellectual property and sale of its custom products and services. Revenues are deferred for fees received before earned or until no further obligations exist.

Revenues from ongoing database agreements are recognized evenly over the access period. Revenues from licenses to the Company’s intellectual property are recognized when earned under the terms of the related agreements. Royalty revenues are recognized upon the sale of the products or services to third parties by the licensee or other agreed upon terms.

Revenues from custom products, such as clones and datasets are recognized upon completion and delivery. Revenues from custom services are recognized upon completion of contract deliverables. Revenues from gene expression microarray services include: technology access fees, which are recognized ratably over the access term, and progress payments, which are recognized at the completion of key stages in the performance of the service in proportion to the costs incurred.

Revenues recognized from multiple element contracts are allocated to each element of the arrangement based on the fair values of the elements. The determination of fair value of each element is based on objective evidence from historical sales of the individual element by the Company to other customers. If such evidence of fair value for each element of the arrangement does not exist, all revenues from the arrangement are deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. In accordance with Staff Accounting Bulletin No. 101 (“SAB 101”), when elements are specifically tied to a separate earnings process, revenues are recognized when the specific performance obligation associated with the element is completed. When revenues for an element are not specifically tied to a separate earnings process they are recognized ratably over the term of the agreement. When contracts include non-monetary exchanges, the non-monetary transaction is determined using the fair values of the products and services involved, as applicable.

Revenues received from agreements in which collaborators paid with equity or debt instruments in their company were $0 million and $2.4 million for the three and six months ended June 30, 2002 and $4.3 million and $7.8 million for the three and six months ended June 30, 2001, respectively. Additionally, revenues received from agreements in which the Company concurrently invested funds in the collaborator’s stock were $0.2 million and $0.4 million for the three and six months ended June 30, 2002, respectively, and $6.4 million and $11.4 million for the three and six months ended June 30, 2001, respectively.

Revenues recognized from transactions prior to 2002 in which a concurrent commitment was entered into by the Company to purchase goods or services from the other party for the three and six months ended June 30, 2002 were $1.0 million and $2.0 million, respectively, and $6.3 million and $6.3 million for the same periods in 2001. No transactions in which there was a concurrent commitment by the Company to purchase goods or services were entered into during the three or six months ended June 30, 2002. Of commitments made in prior periods, the Company expensed $5.4 million and $11.1 million for the three and six months ended June 30, 2002, respectively, and $3.8 million and $6.5 million for the three and six months ended June 30, 2001, respectively.

The above transactions were recorded at fair value in accordance with the Company’s revenue recognition policy.

For the three and six months ended June 30, 2002, one collaborator contributed 17% and 9% of total revenues, respectively. A different collaborator contributed 11% and 6% of total revenues for the three and six month periods ended June 30, 2001, respectively.

Four collaborators comprised 61% of the accounts receivable balance at June 30, 2002. Three collaborators comprised 48% of the accounts receivable balance at December 31, 2001.

7.    Loss per share

Options to purchase 9,671,427 and 8,115,142 shares of common stock were outstanding at June 30, 2002 and 2001, respectively, and notes convertible into 2,525,957 and 2,625,353 shares of common stock were outstanding at June 30, 2002, and 2001, respectively, but were not included in the computation of diluted net loss per share, as their effect was antidilutive.

8.    Segment reporting

The Company’s operations are treated as one operating segment, in accordance with FASB Statement No. 131 (“SFAS 131”): drug discovery and development. For the six months ended June 30, 2002, the Company recorded revenue from customers throughout the United States and in Austria, Belgium, Canada, France, Germany, India, Israel, Japan, Netherlands, Switzerland, and the United Kingdom. Export revenues for the three and six months ended June 30, 2002 were $7.7 million and $19.6 million, respectively, and $13.5 million and $22.0 million for the three and six months ended June 30, 2001, respectively.

9.    New pronouncements

In August 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additionally, SFAS 146 establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). By rescinding FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt (“SFAS 4”), the FASB eliminated the requirement to classify gains and losses from extinguishment of debt as extraordinary items. SFAS 145 indicates that these gains and losses should only be classified as extraordinary if they meet the criteria in APB Opinion No. 30. The adoption of the statement on April 1, 2002 caused the Company to change its classification of all gains and losses from the repurchase of its convertible subordinated notes from “Extraordinary Gain” to “Gain on repurchase of convertible subordinated notes,” which is an element of “Other Income”.

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

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The adoption of this statement on January 1, 2002 did not have a material impact on the Company’s consolidated financial statements; however, it requires disclosure of the effect of the application of SFAS 142 on all periods presented. The reconciliation of reported net income (loss) for the adoption of SFAS 142 is as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Reported income (loss) before accounting change	$(17,418)	$(9,891)	$(30,859)	$(22,482)
Add back: Goodwill amortization	—	2,082	—	4,163
Add back: Assembled workforce amortization	—	162	—	324

Adjusted income (loss) before accounting change	$(17,418)	$(7,647)	$(30,859)	$(17,995)

Reported net income (loss)	$(17,418)	$(9,891)	$(30,859)	$(20,203)
Add back: Goodwill amortization	—	2,082	—	4,163
Add back: Assembled workforce amortization	—	162	—	324

Adjusted net income (loss)	$(17,418)	$(7,647)	$(30,859)	$(15,716)

Basic and diluted net income (loss) per share:
Reported income (loss) before accounting change	$(0.26)	$(0.15)	$(0.46)	$(0.34)
Goodwill amortization	—	0.03	—	0.07
Assembled workforce amortization	—	—	—	—

Adjusted income (loss) before accounting change	$(0.26)	$(0.12)	$(0.46)	$(0.27)

Reported net income (loss)	$(0.26)	$(0.15)	$(0.46)	$(0.31)
Goodwill amortization	—	0.03	—	0.07
Assembled workforce amortization	—	—	—	—

Adjusted net income (loss)	$(0.26)	$(0.12)	$(0.46)	$(0.24)

10.    Litigation

Invitrogen

On October 17, 2001, Invitrogen Corporation filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware. On November 21, 2001, the Company filed its answer to Invitrogen’s complaint. In addition, the Company asserted seven counterclaims against Invitrogen seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches, and patent misuse. The Company also seeks its fees, costs, and expenses. Invitrogen filed its answer to the Company’s counterclaims on January 9, 2002. The parties are presently engaged in discovery. The Company believes it has meritorious defenses and intends to defend vigorously the suit brought by Invitrogen.

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

On April 2, 2002, Invitrogen filed its answer to the Company’s complaint and brought counterclaims against the Company seeking declaratory judgments that the patents in suit are invalid and not infringed, and that one patent (U.S. patent number 6,110,426) is unenforceable. On April 25, 2002, the Company filed its answer to Invitrogen’s counterclaims. On May 24, 2002, Invitrogen withdrew its affirmative defense and counterclaim alleging that the ’426 patent is unenforceable.

Invitrogen has represented to the Court that its past sales of the eight GeneStorm cDNA clones charged with infringement of U.S. Patent Nos. 5,633,149, 5,637,462, 5,789,198, 5,817,497, 5,840,535, 5,919,686, 5,925,542 and 5,962,263 were not substantial and that it no longer sells these products. The parties are negotiating to settle that part of the case. The parties are presently engaged in discovery concerning the RNA amplification and gene expression and the microarray fabrication patents.

The Company believes it has meritorious defenses and intends to defend vigorously the suit brought by Invitrogen. However, the Company’s defenses may be unsuccessful. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from this suit due to uncertainty regarding the ultimate outcome. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all. Regardless of the outcome, the Invitrogen litigation is expected to result in substantial future costs to the Company.

11.    Related party transactions

The following summarizes the Company’s related party transactions as defined by FASB Statement No. 57, Related Party Disclosures (“SFAS 57”). In each of the transactions in which a director of the Company at the time of the transaction is in some way affiliated with the other party to the transaction, such director has recused himself from voting on the related party transaction. For the six months ended June 30, 2002 and 2001, revenues from transactions with companies considered to be related parties as defined by SFAS 57 were $1.2 million and $12.6 million, respectively. At June 30, 2002 and December 31, 2001, receivables from related parties were $3.1 million and $10.9 million, respectively.

In March 2001, the Company entered into a LifeSeq Collaboration Agreement, Patent License Agreement, Collaboration and Technology Transfer Agreement and Proteome BioKnowledge Library License Agreement with Genomic Health, Inc. (“Genomic Health”). Randal W. Scott, who served as Chairman of the Board of the Company until November 2001 and as a director of the Company through December 2001, is Chairman of the Board, President and Chief Executive Officer of Genomic Health and owns more than 10% of the outstanding capital stock of Genomic Health. Julian C. Baker, who joined the Company’s Board in November 2001, is also a director of Genomic Health. Under the agreements, Genomic Health obtained access to the Company’s LifeSeq Gold database and BioKnowledge Library and received licenses to certain of the Company’s intellectual property. Amounts Genomic Health is paying the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third party customers. The Company received rights to certain intellectual property that Genomic Health may, in the future, develop. At the same time, the Company entered into an agreement to purchase shares of Series C Preferred Stock of Genomic Health for an aggregate purchase price of $5.0 million which, together with shares of Series A Preferred Stock purchased in November 2000 for an aggregate purchase price of $1.0 million, results in the Company owning approximately 9.8% of the outstanding capital stock of Genomic Health as of June 30, 2002. Under certain circumstances and if Genomic Health so elects, the Company has agreed to purchase in a future offering of Genomic Health’s capital stock an aggregate of $5.0 million of the shares being sold in that offering.

In May 2001, the Company entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. (“Iconix”). Jon S. Saxe, a director of the Company, is Chairman of the Board of Iconix. In the second quarter of 2002, Roy A. Whitfield, who is Chairman of the Board of the Company, was also named a director of Iconix. Also in the second quarter of 2002, James R. Neal, who was formerly Executive Vice President, Marketing and Sales of the Company, was named Chief Executive Officer of Iconix. Under the agreement, Iconix obtained an exclusive license to the Company’s LifeExpress Lead database, access to LifeSeq and ZooSeq databases, licenses to certain of the Company’s intellectual property and use of the Company’s LifeArray expression array technology. Amounts Iconix is paying the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third parties. The Company is the exclusive distributor for the database product to be developed by Iconix. At the same time, the Company entered into an agreement to purchase shares of Series E Preferred Stock of Iconix for an aggregate purchase price of $10.0 million. In the first quarter of 2002, the Company purchased $5.0 million of shares of Series F Preferred Stock of Iconix, fulfilling a commitment set forth in the agreements described above and resulting in the Company owning approximately 17.4% of the outstanding capital stock of Iconix at June 30, 2002.

In September 2001, the Company entered into a Technology Access for Licensed Reagent Manufacture Agreement with Epoch Biosciences, Inc. (“Epoch”). Frederick B. Craves, a director of the Company, is Chairman of the Board of Epoch and Bay City Capital, of which Dr. Craves is a partner, holds shares of Epoch stock. Dr. Craves also holds shares of Epoch stock directly. Under the agreements, Epoch obtained access to the Company’s LifeSeq Gold and ZooSeq databases and received licenses to certain of the Company’s intellectual property. Amounts Epoch has paid the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third party customers. The Company has identified Epoch as the preferred provider of certain probes to the Company’s users of LifeSeq Gold. Additionally, Epoch will supply the Company with certain probes for internal development purposes.

In September 2001, the Company entered into a Collaboration Agreement, Patent License Agreement and two Unilateral Development and Commercialization Agreements with Medarex, Inc. (“Medarex”). Frederick B. Craves, a director of the Company, is also a director of Medarex and Bay City Capital, of which Dr. Craves is a partner, holds shares of Medarex stock. Under the agreements, Medarex obtained access to the Company’s LifeSeq Gold database and received licenses to certain of the Company’s intellectual property. Amounts Medarex has paid the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third party customers. Additionally, under the terms of the agreements, Medarex and the Company expect to share equally the cost and responsibility of preclinical and clinical development of antibody products. In addition, the two companies plan to jointly commercialize any antibody products resulting from this collaboration.

In January 2002, the Company assigned its lease agreement for its Fremont, California facility to Genospectra, Inc. (“Genospectra”). Frederick B. Craves, a director of the Company, is also a director of Genospectra. The Company does not expect to have any further obligations pursuant to this lease.

In March 2002, the Company converted $3.0 million of convertible notes from Odyssey Pharmaceuticals, Inc. (“Odyssey”) into 1,705,919 shares of Odyssey’s preferred stock, resulting in the Company owning 14.1% of the outstanding capital stock of Odyssey at June 30, 2002. Included in the shares received are shares for a 15% premium upon conversion and accrued interest. The Company has recorded a gain on this conversion of $0.8 million.

12.    Other Expenses

	Original Charge Recorded in 2001	Accrual Balance as of December 31, 2001	Cash Payments	Non-Cash Charges/ Transfers	Accrual Balance as of June 30, 2002
	(in thousands)
Restructuring expenses:
Workforce reduction	$8,114	$2,888	$(2,857)	$—	$31
Equipment and other assets	32,629	—	—	—	—
Lease commitments and other restructuring charges	14,859	12,082	(2,468)	1,371	10,985

Subtotal	55,602	14,970	(5,325)	1,371	11,016
Impairment of goodwill and other intangible assets	68,666	—	—	—	—
Impairment of other long-lived assets	6,104	—	—	—	—

Other expenses	$130,372	$14,970	$(5,325)	$1,371	$11,016

On October 25, 2001, the Company announced a restructuring of its operations in order to focus on its database licensing and partnership programs and its therapeutic drug discovery and development programs. As a part of the restructuring, the Company discontinued its microarray-based gene expression products and services, genomic screening products and services, public domain clone products and related services, contract sequencing services and internal program on single nucleotide polymorphism (SNP) discovery. Consequently, this resulted in the Company recording an expense of $55.6 million related to restructuring activities in the fourth quarter of 2001. In addition, in the fourth quarter of 2001 the Company recorded a reduction in goodwill and other intangible assets and impairment of other long-lived assets totaling $74.8 million. The wind-down of exited product lines contributed revenues for the three and six months ended June 30, 2002 of $1.2 million and $3.2 million, respectively, as compared to $12.9 million and $27.0 million for the three and six months ended June 30, 2001, respectively.

The workforce reduction charge of approximately $8.1 million was determined based on the estimated severance and fringe benefit charges for approximately 400 employees. These employees primarily worked in the activities being exited as described above and related infrastructure support positions. As of June 30, 2002, 399 employees had been terminated as a result of the workforce reduction.

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

Lease commitments and other restructuring related charges of $14.9 million have been accrued for facilities and equipment leases related to the activities being exited and contract-related provisions and settlement and professional fees. Specifically, the Company is exiting or has exited buildings located in St. Louis, Missouri; Fremont, California; Palo Alto, California; and Cambridge, United Kingdom. The Company estimated the costs based on the contractual terms of agreements and real estate market conditions in the fourth quarter of 2001. It was estimated that it would take the Company six to twelve months to sublease the various properties that are being vacated. The leases related to facilities being exited expire on various dates ranging from May 2003 to March 2007. The $1.4 million increase in this accrual recorded in the second quarter of 2002 is due primarily to contract-related settlements in excess of amounts estimated in 2001, offset by the release of other restructuring accruals in excess of actual expenses.

As a result of the Company’s change in strategic direction and restructuring and, pursuant to SFAS 121, the Company performed an assessment of the carrying value of its goodwill and other intangible assets recorded in connection with its Hexagen Limited (“Hexagen”) and Proteome Inc. (“Proteome”) acquisition assets. As a result, it was determined that the unamortized goodwill and intangible assets were impaired. Charges of $10.2 million and $58.5 million were charged to operations in the fourth quarter of 2001 to write down the Hexagen and Proteome assets, respectively, to their estimated fair value. The carrying value of these intangible assets was $2.7 million at June 30, 2002.

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

The estimates above have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructure plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that differences become determinable.

PART I:    FINANCIAL INFORMATION

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2001.

When used in this discussion, the words “expects,” “believes,” “anticipates,” “estimates,” “could,” “intends,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the impact of certain critical accounting policies on our financial results, expected expenses and expenditure levels, expected revenues and sources of revenues, expected uses of net cash, expected cash flows, expected losses and net losses, expected expenditures including expenditures on intellectual property, research and development, and strategic investments, the offset of profits from certain products by other expenditures, expected cash marketable securities balances, the adequacy of capital resources, the expected effect of our contractual obligations on our future liquidity and cash flow, our strategic investments, including anticipated losses and expenses, costs associated with prosecuting, defending and enforcing patent claims and other intellectual property rights, the size of our intellectual property portfolio and its competitive position, our ability to leverage our intellectual property and genomic information to take a leading position in our market, our strategy with regard to protecting our intellectual property, the effect of pharmaceuticals company consolidations, our ability to manage expansion of our operations, future required expertise relating to clinical trials, manufacturing, sales and marketing and for licenses to technology rights, commercial availability of drugs resulting from our research and our ability to obtain and maintain product liability insurance, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the biotechnology and pharmaceutical industries; actual and future consolidations of pharmaceutical companies; risks relating to the development of new products and their use by our potential collaborators; the impact of technological advances and competition; our ability to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; the cost of accessing or acquiring technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene and other discoveries; developments in and expenses relating to litigation; the results of businesses in which we have purchased equity; and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “Incyte,” “we,” “us” or “our” mean Incyte Genomics, Inc. and its subsidiaries.

Incyte, LifeSeq, BioKnowledge and ZooSeq are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

Overview

We believe we have the largest commercial portfolio of issued United States patents covering human, full-length genes, the proteins they encode and the antibodies directed against them. We intend to leverage our leading intellectual property and genomic information position to be a leader in therapeutic small molecule drug, secreted protein and antibody discovery. In addition, we have developed a leading integrated platform of genomic technologies designed to aid in the understanding of the molecular basis of disease. These technologies primarily consist of genomic databases and pharmaceutically relevant intellectual property licenses, which help pharmaceutical and biotechnology researchers in their therapeutic discovery and development efforts. These efforts include gene discovery, understanding disease pathways, and identifying new disease targets.

During 2001, we increased our focus on our therapeutic discovery and development program and our information products, which include licensing a portion of our intellectual property. As a result, we exited the following activities: microarray products and related services, genomic screening products and services, public domain clone products and related services, contract sequencing services, transgenics products and services and single nucleotide polymorphism, or SNP, discovery services. As a part of the exit of these activities, we have closed certain of our facilities in Fremont, California, St. Louis, Missouri and Cambridge, United Kingdom. In addition to the product lines exited, we made infrastructure and other personnel reductions at our other locations resulting in an aggregate workforce reduction of approximately 400 employees. A non-recurring charge for restructure charges and impairment of long-lived assets of $130.4 million was recorded in the fourth quarter of 2001 as a result of the change in focus. This charge was comprised of the following items: $68.7 million—goodwill and intangibles impairment; $55.6 million—nonrecurring restructuring charges (including $32.6 million in equipment and other assets impaired) and $6.1 million—impairment of a long-lived asset. The wind-down of exited product lines contributed revenues for the three and six months ended June 30, 2002 of $1.2 million and $3.2 million, respectively, as compared to $12.9 million and $27.0 million for the three and six months ended June 30, 2001, respectively. A non-recurring charge for restructuring expenses of $1.4 million was recorded in the second quarter of 2002, primarily for contract-related settlements in excess of estimated amounts, offset by the release of other restructuring accruals in excess of actual expenses.

Critical Accounting Policies and Significant Estimates

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition

•	Valuation of long-lived assets

•	Accounting for long-term investments

•	Restructuring charges

Revenue Recognition.    Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. We enter into various types of agreements for access to our information databases, use of our intellectual property and sales of our custom products and services. Revenues are deferred for fees received before earned.

Revenues from ongoing database agreements are recognized evenly over the access period. Revenues from licenses to our intellectual property are recognized when earned under the terms of the related agreements. Royalty revenues are recognized upon the sale of products or services to third parties by the licensee or other agreed upon terms.

Revenues from custom products, such as clones and datasets, are recognized upon completion and delivery. Revenues from custom services are recognized upon completion of contract deliverables. Revenues from gene expression microarray services include: technology access fees, which are recognized ratably over the access term, and progress payments, which are recognized at the completion of key stages in the performance of the service in proportion to the costs incurred.

Revenues recognized from multiple element contracts are allocated to each element of the arrangement based on the fair values of the elements. The determination of fair value of each element is based on objective evidence from historical sales of the individual element by us to other customers. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. In accordance with Staff Accounting Bulletin No. 101, (“SAB 101”), when elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement.

When contracts include non-monetary payments, the value of the non-monetary transaction is determined using the fair value of the products and services involved, as applicable. For non-monetary payments involving the receipt of equity in a public entity, the fair value is based on the traded stock price on the date revenue is earned. For non-monetary payments involving the receipt of equity in a privately-held company, fair value is determined either based on a current or recent arm’s length financing by the issuer or upon an independent valuation of the issuer.

Valuation of Long-Lived Assets.    We assess the impairment of long-lived assets, which includes property and equipment, acquisition-related intangibles and goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could indicate the need for an impairment review include the following:

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, in accordance with SFAS 144, we perform an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value. Net intangible assets and long-lived assets amounted to $47.9 million as of June 30, 2002. Included in that amount are assets with a net book value of $0.3 million that are being marketed for sale.

Accounting for Long-Term Investments.    We hold equity and debt securities and warrants in companies having operations or technology in areas primarily within our strategic focus, some of which are publicly traded and can have volatile share prices. Investments in publicly traded companies are classified as available-for-sale and are adjusted to their fair value each month based on their traded market price with any adjustments being recorded in other comprehensive income. Investments in privately held companies are carried at cost. We monitor the companies’ financial results and prospects on a regular basis to determine whether an impairment exists. We record an investment impairment charge when we believe that the investment has experienced a decline in value that is other than temporary. Generally, declines that persist for six months or more are considered other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional impairment charges.

Restructuring Charges.    The restructuring accrual is comprised primarily of costs to exit facilities related to the product lines exited and workforce reduction charges. The workforce reduction charge was determined based on the estimated severance and fringe benefit charge for identified employees. In calculating the cost to exit the facilities, we estimated for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease receipts. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on either the lease termination payments, operating costs until terminated, or the offsetting sublease receipts may turn out to be incorrect and our actual cost may be materially different from our estimates.

Results of Operations

        We recorded a net loss of $17.4 million and $30.9 million and a basic and diluted net loss per share of $0.26 and $0.46 per share for the three and six months ended June 30, 2002, respectively, as compared to $9.9 million and $20.2 million and $0.15 and $0.31 per share in the corresponding periods in 2001. Loss before cumulative effect of accounting change for the three and six months ended June 30, 2001 was $9.9 million and $22.5 million, or $0.15 and $0.34 per diluted share, respectively.

Revenues.    Revenues for the three and six months ended June 30, 2002 decreased to $29.1 million and $58.1 million, respectively, compared to $56.1 million and $107.2 million for the corresponding periods in 2001. The decrease in revenues from 2001 was primarily attributable to the impact from the exit of custom genomics products and services, granting of fewer intellectual property licenses and lower database revenues.

Revenues were derived from information products and the wind-down of custom genomics operations. Information product revenues (inclusive of database agreements, partnership programs, licensing activities and custom products) were $27.9 million and $54.9 million for the three and six months ended June 30, 2002, respectively, as compared to revenues of $43.2 million and $80.2 million for the same periods of the previous year. The decrease is primarily attributable to lower licensing revenues in 2002. Revenues for the three and six months ended June 30, 2002 included $1.2 million and $3.2 million in revenue associated with the wind-down of exited product lines that was announced in the fourth quarter of 2001 as compared to $12.9 million and $27.0 million for the three and six months ended June 30, 2001.

Revenues received from agreements in which collaborators paid with equity or debt instruments in their company were $0 million and $2.4 million for the three and six months ended June 30, 2002 and $4.3 million and $7.8 million for the three and six months ended June 30, 2001. Additionally, revenues received from agreements in which we concurrently invested funds in the collaborator’s stock were $0.2 million and $0.4 million for the three and six months ended June 30, 2002, respectively, and $6.4 million and $11.4 million for the corresponding periods in 2001.

Revenues recognized from transactions prior to 2002 in which a concurrent commitment was entered into to purchase goods or services from the other party for the three and six months ended June 30, 2002 were $1.0 million and $2.0 million, respectively. No transactions in which we had a concurrent commitment were entered into during those periods. Of commitments made in prior periods, we expensed $5.4 million and $11.1 million for the three and six months ended June 30, 2002, respectively and $3.8 million and $6.5 million for the corresponding periods in 2001. The above transactions were recorded at fair value in accordance with our revenue recognition policy.

Operating Expenses.    Total costs and expenses for the three and six months ended June 30, 2002 decreased to $51.8 million and $99.7 million, respectively, compared to $73.7 million and $146.3 million for the corresponding periods in 2001. This decrease reflects the reduction in expenses derived from the activities and related infrastructure that were exited in the restructuring and the non-recurring restructuring charges and long-lived asset write-downs in 2001, offset by expanded spending in connection with our internal therapeutic discovery and development efforts. For the remainder of 2002, operating expenses may increase as we continue to invest in our therapeutic discovery and development efforts.

Research and development expenses.    Research and development expenses for the three and six months ended June 30, 2002 decreased to $37.7 million and $71.5 million, respectively, compared to $55.2 million and $111.1 million for the corresponding periods in 2001. The decrease in research and development expenses was primarily the result of expenses eliminated in the exit of custom genomics product lines, partially offset by increased East Coast internal therapeutic discovery and development expenses.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the three and six months ended June 30, 2002 decreased to $12.7 million and $26.9 million, respectively, compared to $18.6 million and $35.2 million for the corresponding periods in 2001. The decrease in selling, general and administrative expenses resulted primarily from the exit of custom genomics product lines and infrastructure reductions, partially offset by therapeutic discovery and development expenses not present in 2001. Our selling, general and administrative expenses were also impacted by legal expenses related to our patent infringement lawsuits with Affymetrix and Invitrogen of approximately $1.6 million and $3.0 million in the three and six months ended June 30, 2002, respectively, and our patent infringement lawsuits with Affymetrix and GeneLogic of $4.8 million and $6.7 million in the three and six months ended June 30, 2001. We expect that the Invitrogen litigation will result in substantial future legal costs to Incyte.

Other expenses.    Other expenses of $1.4 million for the three months ended June 30, 2002 relate to an increase in the accrued restructuring charges, which were primarily for contract-related settlements in excess of estimated amounts, offset by the release of other restructuring accruals in excess of actual expenses.

Interest and Other Income (Expense), Net.    Interest and other income (expense), net, for the three and six months ended June 30, 2002 decreased to $6.7 million and $14.9 million, respectively, from $8.7 million and $18.6 million for the corresponding periods in 2001. The decrease for the three months ended June 30, 2002 resulted from a lower average level of interest bearing investments and lower interest rates, combined with lower gains on sales of investments, partially offset by a $3.8 million impairment charge taken in 2001. For the six months ended June 30, 2002, the decrease was primarily due to a decrease in cash invested and lower interest rates in 2002, partially offset by interest and premium earned on the conversion of a note held in another company. The activity on discrete investments within our portfolio, in any given quarter, may result in gains or losses on sales or impairment charges.

Interest Expense.    Interest expense for the three months ended June 30, 2002 decreased to $2.4 million and $4.9 million, respectively, from $2.5 million and $5.1 million for the corresponding periods in 2001. The decrease was primarily due to the early retirement of $29.7 million face value of our convertible subordinated notes.

Gain on Repurchase of Convertible Subordinated Notes.    The gain on repurchase of convertible subordinated notes for the three and six months ended June 30, 2002 of $1.9 million, net of $0 tax expense, was due to our repurchase of $6.7 million face value of our 5.5% convertible subordinated notes on the open market in the second quarter of 2002. Gain on repurchase of convertible subordinated notes for the three and six months ended June 30, 2001 of $2.4 million, net of $0 tax expense, resulted from our repurchase of $8.0 million face value of the same notes on the open market in the first quarter of 2001. In accordance with SFAS 145, all gains on the repurchase of convertible subordinated notes are presented as “Gain on repurchase of convertible subordinated notes”.

Gain/(Loss) on Certain Derivative Financial Instruments, Net.    Loss on derivative financial instruments for the three and six months ended June 30, 2002 of $0.6 million and $0.5 million, respectively, and gain on derivative financial instruments for the three and six months ended June 30, 2001 of $1.8 million and $1.2 million, respectively, represent the change in fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133 (“SFAS 133”).

Provision for Income Taxes.    Due to our net loss in 2002 and 2001, we had a minimal effective annual income tax rate. The income taxes for 2002 and 2001 are primarily attributable to foreign withholding taxes.

Cumulative Effect of Accounting Change.    The cumulative effect of an accounting change for the six months ended June 30, 2001 resulted from the adoption of SFAS 133 in the first quarter of 2001. We recorded the fair value of warrants we hold in certain long-term strategic investments at January 1, 2001, resulting in a gain of $2.3 million, net of $0 tax expense.

Liquidity and Capital Resources

As of June 30, 2002, we had $476.2 million in cash, cash equivalents and marketable securities, compared to $507.9 million as of December 31, 2001. We have classified all of our marketable securities as short-term, as we may choose not to hold them until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $14.8 million for the six months ended June 30, 2002 as compared to $12.8 million for the six months ended June 30, 2001. The decrease was primarily due to the increase in net loss in 2002, lower non-cash depreciation and amortization charges as well as higher cash usage for accrued liabilities, including $4.0 million related to restructuring charges, and deferred revenue, all offset by higher cash provided by the decrease in accounts receivable in 2002 as compared to 2001. Net cash generated by operating activities may fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and net purchases of long-term investments. Capital expenditures for the six months ended June 30, 2002 were $6.7 million as compared to $9.0 million in the same period in 2001. The decrease was primarily due to reduced operational needs given our exit of custom genomics product lines. Long-term investments in companies having operations or technology in areas within our strategic focus were $5.0 million and $28.0 million for the six months ended June 30, 2002 and 2001, respectively. Net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, capital expenditures and maturity/sales and purchases of marketable securities.

Net cash provided by financing activities was $0 million for the six months ended June 30, 2002 as compared to $0.9 million for the six months ended June 30, 2001. We repurchased $6.7 million face value of our 5.5% convertible subordinated notes on the open market for $4.7 million in 2002 offset by proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $4.6 million. In 2001, we repurchased $8.0 million face value of our 5.5% convertible subordinated notes on the open market for $5.6 million offset by proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $6.5 million.

In February 2000, in a private placement, we issued $200.0 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. We may redeem the notes at any time before February 7, 2003, only if our stock exceeds 150% of the conversion price for 20 trading days in a period of 30 consecutive trading days. On or after February 7, 2003, we may redeem the notes at specific prices. Holders may require us to repurchase the notes upon a change in control, as defined. As of June 30, 2002, we had repurchased $29.7 million face value of the notes on the open market.

The following summarizes our future minimum long-term debt payments, future interest payments on long-term debt, and future operating lease payments at June 30, 2002 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1–3	Years 4–5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$170.3	$—	$—	$170.3	$—
Interest on convertible subordinated debt	46.8	9.4	18.7	18.7	—
Non-cancelable operating lease obligations	82.2	15.4	21.3	16.8	28.7

Total contractual obligations	$299.3	$24.8	$40.0	$205.8	$28.7

We have purchase commitments of $21.1 million at June 30, 2002, the timing of which is dependent upon provision by the vendor of products and services. Additionally, we have committed to purchase equity in certain companies when certain events occur. The total amount committed to purchase equity at June 30, 2002 was $5.0 million. These commitments are considered contingent commitments as future events must occur to cause the commitments to be enforceable.

We expect to use net cash in 2002 as we invest in our therapeutic discovery and development programs and intellectual property portfolio; continue to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; make strategic investments; and continue to make improvements in existing and potential new facilities.

We believe that our existing resources will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our ability to attract and retain collaborators for our databases and other products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; expenditures in connection with our recent expansion of therapeutic discovery and development programs; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; capital expenditures required to expand our facilities, including facilities for our expanding therapeutic discovery and development programs; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

FACTORS THAT MAY AFFECT RESULTS

RISKS RELATING TO OUR FINANCIAL RESULTS

We have had only limited periods of profitability, we expect to incur losses in the future and we may not return to profitability.

We had net losses from inception in 1991 through 1996 and in 1999 through the six months ended June 30, 2002. Because of those losses, we had an accumulated deficit of $299.0 million as of June 30, 2002. We intend to continue to spend significant amounts on new product and technology development, including the expansion of our internal research and development efforts for therapeutic discovery and development, the determination of the sequence of genes and the filing of patent applications regarding those gene sequences, the determination of gene functions, and the expansion of our research and development alliances. As a result, we expect to incur losses in 2002. We expect to report net losses in future periods as well.

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

If our strategic investments incur losses or charges, our earnings may decline or our losses may increase.

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

Our debt investments are impacted by the financial viability of the underlying companies.

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

Because our sales cycle is lengthy, we may spend a lot of time and money trying to obtain new or renewed subscriptions to our products but may be unsuccessful, which could hurt our profitability.

Our ability to obtain new customers for information products to enter into license agreements for our intellectual property or to obtain renewals or additions to existing database product subscriptions depends upon prospective subscribers’ perceptions that our products and services can help accelerate their drug discovery efforts. Our database and licensing sales cycle is typically lengthy because we need to educate our potential subscribers and sell the benefits of our products to a variety of constituencies within potential subscriber companies. In addition, each agreement involves the negotiation of unique terms, and we may expend substantial funds and management effort with no assurance that a new, renewed or expanded agreement will result. These expenditures, without increased revenues, will negatively impact our profitability. Consolidations of pharmaceutical companies involved in drug discovery and development have affected the timing, progress and relative success of our sales efforts. We expect that any future consolidations will have similar effects. In addition, current or prospective subscribers may perceive us to be in competition with them given our internal therapeutic discovery and development efforts, which may adversely impact new sales or renewals.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of June 30, 2002, we had:

•	total consolidated debt of $172.3 million,

•	stockholders’ equity of $404.3 million, and

•	A deficiency of earnings available to cover fixed charges of $30.3 million for the six months ended June 30, 2002.

A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our convertible subordinated notes due 2007 that we sold in February 2000. At June 30, 2002, $170.3 million of those notes were outstanding. The following table shows, as of June 30, 2002, the aggregate amount of our interest payments due in each of the next five calendar years listed:

Year	Aggregate Interest
2002	$9,550,750
2003	9,366,500
2004	9,366,500
2005	9,366,500
2006	9,366,500

Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

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

The capital markets may not permit us to raise additional capital at the time that we require it.

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

Factors which may affect our future funding requirements include:

•	any changes in the breadth of our research and development programs;

•	the results of research and development, preclinical studies and clinical trials conducted by us or our future collaborative partners or licensees, if any;

•	the acquisition or licensing of businesses, technologies or compounds, if any;

•	our ability to maintain and establish new corporate relationships and research collaborations;

•	our ability to manage growth;

•	competing technological and market developments;

•	the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims;

•	the receipt of contingent licensing or milestone fees from our current or future collaborative and license arrangements, if established; and

•	the timing of regulatory approvals.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

Difficulties we may encounter managing the growth of our therapeutic discovery and development efforts may divert resources and limit our ability to successfully expand our business.

Our anticipated growth in the future of our therapeutic discovery and development programs, and our establishment of significant operations on the East Coast of the United States, place a strain on our infrastructure. As our operations expand, we expect that we will need to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

Our industry is intensely competitive, and if we do not compete effectively, our revenues may decline and our losses may increase.

We compete in markets that are new, intensely competitive, rapidly changing, and fragmented. Many of our current and potential competitors have greater financial, human and other resources than we do. If we cannot respond quickly to changing customer requirements, secure intellectual property positions, or adapt quickly and obtain access to new and emerging technologies, our revenues may decline and commercial opportunities for any of our drug products may be reduced or eliminated. Our competitors include:

•	Celera Genomics Group and Applied Biosystems of Applera Corporation,

•	CuraGen Corporation,

•	Gene Logic Inc.,

•	Human Genome Sciences, Inc.,

•	pharmaceutical and biotechnology companies, and

•	universities and other research institutions.

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

We also face competition from providers of software. A number of companies have announced their intent to develop and market software to assist pharmaceutical companies and academic researchers in managing and analyzing their own genomic data and publicly available data. If pharmaceutical companies and researchers are able to manage their own genomic data, or find software solutions for managing genomic data that they find preferable to those provided by us and our collaborators, they may not subscribe to our databases.

Extensive research efforts resulting in rapid technological progress characterize the genomics industry. To remain competitive, we must continue to expand our databases, improve our software, and invest in new technologies. New developments will probably continue, and discoveries by others may render our services and potential products noncompetitive.

We face significant competition for our therapeutic discovery and development efforts, and if we do not compete effectively, our commercial opportunity will be reduced or eliminated.

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

If we are unable to manage our growth effectively, our operations and ability to support our customers could be affected, which could harm our revenues.

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

We depend on key employees in a competitive market for skilled personnel, and the loss of the services of any of our key employees would affect our ability to achieve our objectives.

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

We rely on a small number of suppliers of products we need for our business, and if we are unable to obtain sufficient supplies, we will be unable to compete effectively.

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

If the information we obtain from third-party data sources is corrupt or violates the law, our revenues and operating results could decline.

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

Security risks in electronic commerce, unfavorable internet regulations, or business difficulties suffered by our collaborators may deter future use of our products, which could result in a loss of revenues.

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

Because our revenues are derived primarily from the pharmaceutical and biotechnology industries, our revenues may fluctuate substantially due to reductions and delays in research and development expenditures.

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

We are at the early stage of our therapeutic discovery and development efforts and we may be unsuccessful in our efforts.

We are in the early stage of building our therapeutic discovery and development operations. Our ability to develop and commercialize pharmaceutical products based on proteins, antibodies and other compounds will depend on our ability to:

•	hire and retain key scientific employees;

•	identify high quality therapeutic targets;

•	identify potential therapeutic candidates;

•	develop products internally;

•	complete laboratory testing and human studies;

•	obtain and maintain necessary intellectual property rights to our products;

•	obtain and maintain necessary regulatory approvals related to the efficiency and safety of our products;

•	enter into arrangements with third parties to provide services or manufacture our products on our behalf or develop efficient production facilities meeting all regulatory requirements;

•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions; and

•	enter into arrangements with third parties to license and commercialize our products.

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

The success of our therapeutic discovery and development efforts may depend on our ability to use collaborators or other service providers to leverage our capabilities, and if we are unable to establish future collaborations or if these future collaborations are unsuccessful, our research and development efforts could be delayed.

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

We might not be able to commercialize our therapeutic product candidates successfully, and we may spend significant time and money attempting to do so.

At the present time, we are in the early stages of organizing our therapeutic discovery and development operations. We have yet to identify potential therapeutic compounds and then put them into clinical testing. Of the compounds we identify as potential therapeutic candidates, at most, only a few are statistically likely to lead to successful therapeutic development efforts. We expect that any drugs that result from our research will not be commercially available for a number of years, if at all. Commercialization of any product candidates that we identify and develop depends on successful completion of preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether we, or any of our future collaborators, will be permitted to undertake clinical trials of any potential products. It may take us or any of our future collaborators several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trial do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Data obtained from tests are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. Moreover, if and when our products reach clinical trials, we, or our future collaborators, may decide to discontinue development of any or all of these products at any time for commercial, scientific or other reasons. There is also a risk that competitors and third parties may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products, as well as the potential risk that our products may not be accepted by the marketplace.

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

We may encounter difficulties in integrating companies we acquire, and our operations and financial results could be harmed.

In December 2000, we acquired Proteome, Inc. As part of our business strategy, we may acquire other assets, technologies and businesses. Our past acquisitions have involved and our future acquisitions may involve risks such as the following:

•	we may be exposed to unknown liabilities of acquired companies;

•	our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;

•	we may experience difficulty and expense in assimilating the operations and personnel of the acquired businesses, disrupting our business and diverting management’s time and attention;

•	we may be unable to integrate or complete the development and application of acquired technology, or compounds;

•	we may experience difficulties in establishing and maintaining uniform standards, controls, procedures and policies;

•	our relationships with key customers of acquired businesses may be impaired, due to changes in management and ownership of the acquired businesses;

•	we may be unable to retain key employees of the acquired businesses;

•	we may incur amortization or impairment expenses if an acquisition results in significant goodwill or other intangible assets; and

•	our stockholders may be diluted if we pay for the acquisition with equity securities.

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

If a natural disaster occurs, we may have to cease or limit our business operations.

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

As of June 30, 2002, we had over 60 database agreements. If we are unable to enter into additional agreements, or if our current database collaborators choose not to renew their agreements upon expiration, we may not generate additional revenues or maintain our current revenues. Our database revenues are also affected by the extent to which existing collaborators expand their agreements with us to include our new database products and the extent to which existing collaborators reduce the number of products for which they subscribe, the impact of which will vary based upon our pricing of those products. Some of our database agreements require us to meet performance obligations, some or all of which we may not be successful in attaining. A database collaborator can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period. In addition, it is likely that database revenues will decrease if we are successful in entering into co-development arrangements with some of our current database subscribers to develop new therapeutic products.

Licensing our gene-related intellectual property may not contribute to revenues for several years, and may never result in revenues.

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

If conflicts arise between our future collaborators or advisors and us, they may act in their self-interest, which may be adverse to our interests or to the interests of our shareholders.

If conflicts arise between us and our future corporate collaborators or scientific advisors, if any, the other party may act in its self-interest and not in the interest of our stockholders. It is likely that many of our future collaborators will be conducting multiple product development efforts within each disease area that is the subject of the collaboration with us. Our future corporate collaborators may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by our future collaborators or to which our future collaborators have rights, may result in their withdrawal of support for our product candidates.

If we fail to enter into future collaborative arrangements or if these arrangements are unsuccessful, our business and operations would be negatively impacted.

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

RISKS RELATING TO INTELLECTUAL PROPERTY

Our database revenues could decline due to sequences becoming publicly available.

Our competitors may discover and establish patent positions with respect to the genes in our databases. Our competitors and other entities who engage in gene discovery may make the results of their sequencing efforts publicly available. Currently, academic institutions and other laboratories participating in the Human Genome Project make their gene sequence information available through a number of publicly available databases, including the GenBank database. The public availability of these discoveries or resulting patent positions covering substantial portions of the human genome could reduce the potential value of our databases to our collaborators. Public availability of sequences could also impair our ability to realize royalties or other revenue from any commercialized products based on genetic information made public prior to our patent filings.

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

In November 2001, we filed a complaint against Invitrogen in federal court alleging infringement of 13 of our patents relating to genes, RNA amplification and gene expression, and methods of fabricating microarrays of biological samples. The complaint seeks a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen’s conduct, as well as our fees, costs, and interest. We are further seeking triple damages from the infringement claim based on Invitrogen’s willful infringement of our patents. In April 2002, Invitrogen filed answers to our patent infringement claims.

We believe we have meritorious defenses and intend to defend the suit brought by Invitrogen vigorously. However, our defenses may be unsuccessful. At this time, we cannot reasonably estimate the possible range of any loss or damages resulting from these suits and counterclaims due to uncertainty regarding the ultimate outcome. In addition, regardless of the outcome, we expect that the Invitrogen litigation will result in substantial costs to us. Further, there can be no assurance that any license that may be required as a result of this litigation will be available on commercially acceptable terms, if at all.

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

We may be unable to protect our proprietary information, which may result in its unauthorized use and a loss of revenue.

Our business and competitive position depend upon our ability to protect our proprietary database information and software technology. Despite our efforts to protect this information and technology, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Although our database subscription agreements require our subscribers to control access to our databases, policing unauthorized use of our databases and software may be difficult, both domestically and internationally.

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

If the inventions described in our patent applications on full-length or partial genes, proteins and antibodies are found to be unpatentable, our issued patents are not enforced or our patent applications conflict with patent applications filed by others, our revenues may decline.

One of our strategies is to file patent applications on what we believe to be novel full-length and partial genes, proteins, antibodies and SNPs obtained through our efforts to discover the order, or sequence, of the molecules, or bases, of genes. We have filed U.S. patent applications in which we claimed partial sequences of some genes. We have also applied for patents in the U.S. and other countries claiming full-length gene sequences associated with cells and tissues involved in our gene sequencing program. We hold a number of issued U.S. patents on full-length genes, the proteins they encode and antibodies directed against them and one issued U.S. patent claiming multiple partial gene sequences. While the United States Patent and Trademark Office has issued patents covering full-length genes, partial gene sequences and SNPs, the Patent and Trademark Office may choose to interpret new guidelines for the issuance of patents in a more restrictive manner in the future, which could affect the issuance of our pending patent applications. We also do not know whether or how courts may enforce our issued patents, if that becomes necessary. If a court finds these types of inventions to be unpatentable, or interprets them narrowly, the value of our patent portfolio and possibly our revenues could be diminished.

We believe that some of our patent applications claim genes and partial sequences of genes that may also be claimed in patent applications filed by others. In some or all of these applications, a determination of priority of inventorship may need to be decided in an interference before the United States Patent and Trademark Office, before a patent is issued. If a full-length or partial length sequence for which we seek a patent is issued to one of our competitors, we may be unable to include that full-length or partial length sequence in a library of bioreagents. This could result in a loss of revenues.

If the effective term of our patents is decreased due to changes in the U.S. patent laws or if we need to refile some of our patent applications, the value of our patent portfolio and the revenues we derive from it may be decreased.

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

If patent application filing fees are significantly increased, our expenses related to intellectual property or our intellectual property strategy may be adversely affected.

Our ability to license proprietary genes may be dependent on our ability to obtain patents. We believe we have the largest commercial portfolio of issued United States patents covering human full-length genes, the proteins they encode and the antibodies directed against them. If legislation currently proposed by the United States Patent and Trademark Office is adopted, fees associated with filing and prosecuting patent applications would increase significantly. If such fees are significantly increased, we would incur higher expenses and our intellectual property strategy could be adversely affected.

International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.

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

REGULATORY RISKS

If we are unable to obtain regulatory approval to develop and market products in the United States and foreign jurisdictions, we or our future collaborators might not be permitted to commercialize products from our research.

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

Because our activities involve the use of hazardous materials, we may be subject to claims relating to improper handling, storage or disposal of these materials that could be time consuming and costly.

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

Future changes to environmental, health and safety laws could cause us to incur additional expense or restrict our operations. In addition, our future collaborators may use hazardous materials in connection with our collaborative efforts. To our knowledge, their work is performed in accordance with applicable biosafety regulations. In the event of a lawsuit or investigation, however, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous materials used by these parties. Further, we may be required to indemnify our collaborators against all damages and other liabilities arising out of our development activities or products produced in connection with these collaborations.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our investments in short-term marketable securities. Our investment policy calls for investment in short term, low risk instruments. As of June 30, 2002, investments in marketable securities were $470.7 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2002, the decline in the fair value of the portfolio would not be material.

We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments and long-term investments, entered into to further our business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical/biotechnology industry sector, and are primarily in companies with which we have research and development, licensing or other collaborative agreements. We typically do not attempt to reduce or eliminate our market exposure on these securities. As of June 30, 2002, long-term investments were $45.7 million.

We are exposed to foreign exchange rate fluctuations as the financial results of our foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. All of our revenues are denominated in U.S. dollars. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of June 30, 2002, the impact to our financial position or results of operations would not be material.

PART II:    OTHER INFORMATION

Item 1:    Legal Proceedings

Affymetrix

On December 21, 2001, the Company agreed to settle the following existing patent infringement litigation with Affymetrix, Inc.: Affymetrix, Inc. v. Synteni, Inc. and Incyte Pharmaceuticals, Inc., Case Nos. C 99-21164 JF and C 99-21165 JF (N.D. Cal.); Incyte Genomics, Inc. v. Affymetrix, Inc., Case No. C 01-20065 JF (N.D. Cal.); and the Incyte Opposition to Affymetrix’s European Patent No. EP 0 619 321. The first lawsuit involved several of Affymetrix’s microarray-related patents (U.S. Patent Nos. 5,445,934, 5,744,305 and 5,800,992). The second lawsuit involved the Company’s RNA amplification patents (U.S. Patent Nos. 5,716,785 and 5,891,636) and two additional microarray-related patents held by Affymetrix (U.S. Patent Nos. 5,871,928 and 6,040,193). As a part of the settlement, the companies have agreed to certain non-exclusive, royalty-bearing licenses and an internal use license under their respective intellectual property portfolios. Pursuant to the settlement, the Company received a net cash settlement that was recorded as revenue in 2001. This settlement does not include the Company’s appeal before the United States District Court for the Northern District of California seeking de novo review of the Board of Patent Appeals and Interferences’ decision relating to patent applications licensed by the Company from Stanford University (Case No. C99-21111JF). There can be no assurances as to the outcome of that appeal.

Invitrogen

On October 17, 2001, Invitrogen Corporation filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware. On November 21, 2001, the Company filed its answer to Invitrogen’s complaint. In addition, the Company asserted seven counterclaims against Invitrogen seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches, and patent misuse. The Company also seeks its fees, costs, and expenses. Invitrogen filed its answer to the Company’s counterclaims on January 9, 2002. The parties are presently engaged in discovery. The Company believes it has meritorious defenses and intends to defend vigorously the suit brought by Invitrogen.

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

On April 2, 2002, Invitrogen filed its answer to the Company’s complaint and brought counterclaims against the Company seeking declaratory judgments that the patents in suit are invalid and not infringed, and that one patent (U.S. patent number 6,110,426) is unenforceable. On April 25, 2002, the Company filed its answer to Invitrogen’s counterclaims. On May 24, 2002, Invitrogen withdrew its affirmative defense and counterclaim alleging that the ’426 patent is unenforceable.

Invitrogen has represented to the Court that its past sales of the eight GeneStorm cDNA clones charged with infringement of U.S. Patent Nos. 5,633,149, 5,637,462, 5,789,198, 5,817,497, 5,840,535, 5,919,686, 5,925,542 and 5,962,263 were not substantial and that it no longer sells these products. The parties are negotiating to settle that part of the case. The parties are presently engaged in discovery concerning the RNA amplification and gene expression and the microarray fabrication patents.

The Company believes it has meritorious defenses and intends to defend vigorously the suit brought by Invitrogen. However, the Company’s defenses may be unsuccessful. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from this suit due to uncertainty regarding the ultimate outcome. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all. Regardless of the outcome, the Invitrogen litigation is expected to result in substantial future costs to the Company.

Item 2:     Changes in Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Not applicable

(d) Not applicable

Item 3:     Defaults Upon Senior Securities

None

Item 4:     Submission of Matters to a Vote of Security Holders

On June 4, 2002, the Company held its Annual Meeting of Stockholders.

The following actions were taken at the annual meeting:

1.    The following Directors were elected:

	For	Withheld
Roy A. Whitfield	58,753,865	874,124
Paul A. Friedman	58,445,382	1,182,607
Robert B. Stein	58,632,868	995,121
Barry M. Ariko	58,755,768	872,221
Julian C. Baker	58,760,388	867,601
Paul A. Brooke	58,609,249	1,018,740
Jeffrey J. Collinson	58,272,828	1,355,161
Frederick B. Craves	58,276,010	1,351,979
Richard U. DeSchutter	58,762,824	865,165
Jon S. Saxe	58,271,921	1,356,068

2.    An amendment to the Company’s 1991 Stock Plan was approved.

For	Against	Abstain
37,798,953	21,371,550	457,485

3.    An amendment to the Company’s 1993 Directors’ Stock Option Plan was approved.

For	Against	Abstain
43,018,270	16,144,966	464,752

4.    An amendment to the Company’s 1997 Employee Stock Purchase Plan was approved.

For	Against	Abstain
56,729,022	2,459,199	439,767

5.    The ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors was approved.

For	Against	Abstain
57,609,694	1,995,433	22,862

Item 5:     Other Information

None

Item 6:     Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit Number	Description of Document

10.36	Promissory Note dated April 22, 2002 between Incyte Genomics, Inc. and Brian Metcalf and Heather Metcalf

10.37	Promissory Note dated June 21, 2002 between Incyte Genomics, Inc. and Robert B. Stein and Faye E. Stein

10.38	Amendment to Transition Agreement, effective as of April 1, 2002, between Incyte Genomics, Inc. and Roy A. Whitfield

10.39	Amendment to Amended and Restated Employment Agreement, effective as of April 1, 2002, between Incyte Genomics, Inc. and James P. Merryweather

10.40	Form of Amendment to Employment Agreement, effective as of July 24, 2002, between Incyte Genomics, Inc. and each of John M. Vuko, Lee Bendekgey, Michael D. Lack and James P. Merryweather

10.41	Letter Agreement, dated July 25, 2002, between Incyte Genomics, Inc. and Michael D. Lack

10.42
1997 Employee Stock Purchase Plan of Incyte Genomics, Inc., as amended April 22, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-91540))

10.43
1991 Stock Plan of Incyte Genomics, Inc., as amended and restated on February 27, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-91542))

b) Reports on Form 8-K

On June 28, 2002, the Company filed a Current Report on Form 8-K containing certain financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE GENOMICS, INC.

Dated:	August 14, 2002	By:	/s/ PAUL A. FRIEDMAN
Paul A. Friedman Chief Executive Officer (Principal Executive Officer)

Dated:	August 14, 2002	By:	/s/ JOHN M. VUKO
John M. Vuko Chief Executive Officer (Principal Executive Officer)

COMPLIANCE WITH CERTIFICATION REQUIREMENTS

The certification by such officers of this report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the SEC as additional correspondence accompanying this report.

INCYTE GENOMICS, INC.

EXHIBIT INDEX

Exhibit Number	Description of Document

10.36	Promissory Note dated April 22, 2002 between Incyte Genomics, Inc. and Brian Metcalf and Heather Metcalf

10.37	Promissory Note dated June 21, 2002 between Incyte Genomics, Inc. and Robert B. Stein and Faye E. Stein

10.38	Amendment to Transition Agreement, effective as of April 1, 2002, between Incyte Genomics, Inc. and Roy A. Whitfield

10.39	Amendment to Amended and Restated Employment Agreement, effective as of April 1, 2002, between Incyte Genomics, Inc. and James P. Merryweather

10.40	Form of Amendment to Employment Agreement, effective as of July 24, 2002, between Incyte Genomics, Inc. and each of John M. Vuko, Lee Bendekgey, Michael D. Lack and James P. Merryweather

10.41	Letter Agreement, dated July 25, 2002, between Incyte Genomics, Inc. and Michael D. Lack

10.42
1997 Employee Stock Purchase Plan of Incyte Genomics, Inc., as amended April 22, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-91540))

10.43
1991 Stock Plan of Incyte Genomics, Inc., as amended and restated on February 27, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-91542))