Form 10-Q
period 2002-09-30
INCYTE GENOMICS INC
filed 2002-11-15
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

☒    Yes         ☐    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒    Yes        ☐    No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 67,930,212 as of September 30, 2002.

INCYTE GENOMICS, INC.

PART I:    FINANCIAL INFORMATION

Item 1:    Financial Statements

INCYTE GENOMICS, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2002	December 31, 2001*
ASSETS
Current assets:
Cash and cash equivalents	$15,736	$43,368
Marketable securities—available-for-sale	437,093	464,535
Accounts receivable, net (1)	14,780	54,038
Prepaid expenses and other current assets (2)	21,700	29,280

Total current assets	489,309	591,221
Property and equipment, net	44,422	47,927
Long-term investments (3)	44,644	45,272
Intangible and other assets, net (4)	24,679	21,139

Total assets	$603,054	$705,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (5)	$7,216	$7,347
Accrued compensation	13,095	18,812
Accrued and other current liabilities (6)	16,480	20,934
Deferred revenue	15,516	24,045
Accrued restructuring charges	8,122	14,970

Total current liabilities	60,429	86,108
Convertible subordinated notes	172,143	179,248

Total liabilities	232,572	265,356

Stockholders’ equity:
Common stock	68	67
Additional paid-in capital	712,720	707,412
Deferred compensation	(4,038)	(8,127)
Accumulated other comprehensive income (loss)	(736)	8,990
Accumulated deficit	(337,532)	(268,139)

Total stockholders’ equity	370,482	440,203

Total liabilities and stockholders’ equity	$603,054	$705,559

*	The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.
(1)	Includes receivables from companies considered related parties under SFAS 57 of $1.2 million and $10.9 million at September 30, 2002 and December 31, 2001, respectively.
(2)
Includes loan receivable from a company considered a related party under SFAS 57 of $1.5 million and $0 million at September 30, 2002 and December 31, 2001, respectively, and prepaid expenses of $0.7 million and $0.9 million at September 30, 2002 and December 31, 2001, respectively.

(3)	Includes investments in companies considered related parties under SFAS 57 of $26.1 million and $17.3 million at September 30, 2002 and December 31, 2001, respectively.
(4)	Includes loans to executive officers of $1.2 million and $0 million at September 30, 2002 and December 31, 2001, respectively. See Note 4.
(5)	Includes accounts payable to companies considered related parties under SFAS 57 of $1.5 million and $0 million at September 30, 2002 and December 31, 2001, respectively.
(6)	Includes accruals of payments to companies considered related parties under SFAS 57 of $5.0 million and $0 million at September 30, 2002 and December 31, 2001, respectively.

See accompanying notes

INCYTE GENOMICS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues (1)	$22,390	$57,319	$80,463	$164,491
Operating expenses:
Research and development (2)	47,406	50,662	118,761	161,776
Selling, general and administrative	12,147	17,886	39,063	53,038
Loss on sale of assets	9	5,777	114	5,777
Other expenses	292	—	1,663	—

Total operating expenses	59,854	74,325	159,601	220,591

Loss from operations	(37,464)	(17,006)	(79,138)	(56,100)
Interest and other income, net (3)	1,648	3,003	16,406	21,640
Interest expense	(2,450)	(2,547)	(7,377)	(7,692)
Gain on repurchase of convertible subordinated notes	—	—	1,937	2,386
Gain (loss) on certain derivative financial instruments, net	155	(1,052)	(318)	162

Loss before income taxes and accounting change	(38,111)	(17,602)	(68,490)	(39,604)
Provision for income taxes	300	225	903	705

Loss before accounting change	(38,411)	(17,827)	(69,393)	(40,309)
Cumulative effect of accounting change	—	—	—	2,279

Net loss	$(38,411)	$(17,827)	$(69,393)	$(38,030)

Basic and diluted net loss per share:
Loss before accounting change	$(0.57)	$(0.27)	$(1.03)	$(0.61)
Cumulative effect of accounting change	—	—	—	0.03

Basic and diluted net loss per share	$(0.57)	$(0.27)	$(1.03)	$(0.58)

Shares used in computing basic and diluted net loss per share	67,740	66,370	67,348	66,064

(1)
Includes revenues from transactions with companies considered related parties under SFAS 57 of $0.2 million and $11.0 million for the three months ended September 30, 2002 and 2001, respectively, and revenues of $1.5 million and $23.6 million for the nine months ended September 30, 2002 and 2001, respectively.

(2)
Includes expenses from transactions with companies considered related parties under SFAS 57 of $5.1 million and $0.3 million for the three months ended September 30, 2002 and 2001, respectively, and expenses of $10.6 million and $0.3 million for the nine months ended September 30, 2002 and 2001, respectively.

(3)
Includes a gain of $0.8 million on conversion of a convertible note from a company considered a related party under SFAS 57 into preferred stock of the related party for the nine months ended September 30, 2002.

See accompanying notes

INCYTE GENOMICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(38,411)	$(17,827)	$(69,393)	$(38,030)
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on marketable securities	2,257	(4,107)	(9,490)	(9,566)
Foreign currency translation adjustments	12	48	(236)	35

Other comprehensive income (loss)	2,269	(4,059)	(9,726)	(9,531)

Comprehensive loss	$(36,142)	$(21,886)	$(79,119)	$(47,561)

See accompanying notes

INCYTE GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(69,393)	$(38,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,863	38,029
Gain on repurchase of convertible subordinated notes	(1,937)	(2,386)
Stock compensation	3,409	818
Cumulative effect of accounting change	—	(2,279)
(Gain) loss on derivative financial instruments, net	318	(162)
Realized gain on long-term investments, net	(1,064)	(2,505)
Loss on sale of assets	114	5,777
Impairment of long-term investments	408	9,015
Impairment of assets	8,100	—
Debt instruments and equity received in exchange for goods or services provided	(2,688)	(8,100)
Changes in certain assets and liabilities:
Accounts receivable	39,258	(9,095)
Prepaid expenses and other assets	(6,373)	(14,685)
Accounts payable	(131)	(9,285)
Accrued and other current liabilities	(17,019)	(942)
Deferred revenue	(8,529)	(3,868)

Net cash used in operating activities	(38,664)	(37,698)

Cash flows from investing activities:
Purchase of long-term investments	(5,000)	(28,019)
Proceeds from the sale of long-term investments	2,637	4,337
Capital expenditures	(10,487)	(11,494)
Purchases of marketable securities	(573,410)	(733,966)
Sales and maturities of marketable securities	597,379	739,994
Loans to executive officers	(1,150)	—
Other	—	300

Net cash provided by (used in) investing activities	9,969	(28,848)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	5,916	7,487
Repurchase of convertible subordinated notes	(4,690)	(5,643)
Other	73	—

Net cash provided by financing activities	1,299	1,844

Effect of exchange rate on cash and cash equivalents	(236)	35

Net decrease in cash and cash equivalents	(27,632)	(64,667)
Cash and cash equivalents at beginning of period	43,368	110,155

Cash and cash equivalents at end of period	$15,736	$45,488

See accompanying notes

INCYTE GENOMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1.    Organization and business

Incyte Genomics, Inc. (the “Company”) was incorporated in Delaware in April 1991. Incyte is a drug discovery company that develops proprietary genomic information and applies its expertise in medicinal chemistry and molecular, cellular and in vivo biology to the discovery of novel small molecule and protein therapeutics. Incyte believes it has created the largest commercial portfolio of issued United States patents covering human, full-length genes and the proteins they encode, and markets this information, as well as genomic and proteomic information, to many of the world’s leading pharmaceutical and biotechnology companies and academic research centers. The Company has assembled an experienced and talented drug discovery team that is identifying potential new drug therapies for cancer, inflammatory diseases and other medical conditions.

2.    Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2002, condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The balance sheet at December 31, 2001 has been derived from audited financial statements.

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

3.    Property and equipment

Property and equipment consisted of (in thousands):

	September 30, 2002	December 31, 2001
Office equipment	$5,172	$4,944
Laboratory equipment	28,026	21,149
Computer equipment	74,444	75,906
Leasehold improvements	34,132	33,433

	141,774	135,432
Less accumulated depreciation and amortization	(97,352)	(87,505)

	$44,422	$47,927

4.    Other assets

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

During the third quarter of 2002, the Company determined that certain prepaid licences and software were impaired. As such, the Company has recorded an impairment charge of $8.1 million in the three months period ended September 30, 2002.

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

The Company repurchased on the open market, and retired, $6.7 million and $8.0 million in face value of convertible subordinated notes during the nine months ended September 30, 2002 and 2001, respectively. A gain of $1.9 million and $2.4 million on these transactions was recognized for the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, the Company had repurchased $29.7 million face value of the notes on the open market. All gains on repurchase of convertible subordinated notes are presented as “Gain on repurchase of convertible subordinated notes.”

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

Revenues from custom products, such as clones and datasets, are recognized upon completion and delivery. Revenues from custom services are recognized upon completion of contract deliverables. Revenues from gene expression microarray services include technology access fees, which are recognized ratably over the access term, and progress payments, which are recognized at the completion of key stages in the performance of the service in proportion to the costs incurred.

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

Revenues received from agreements in which customers paid with equity or debt instruments in their company were $0 million and $2.4 million for the three and nine months ended September 30, 2002 and $0 million and $7.8 million for the three and nine months ended September 30, 2001, respectively. Additionally, revenues received from agreements in which the Company concurrently invested funds in the customer’s stock were $0.2 million and $0.6 million for the three and nine months ended September 30, 2002, respectively, and $1.5 million and $12.9 million for the three and nine months ended September 30, 2001, respectively.

Revenues recognized from agreements executed prior to 2002 in which a concurrent commitment was entered into by the Company to purchase goods or services from the other party for the three and nine months ended September 30, 2002 were $1.0 million and $3.0 million, respectively, and $14.0 million and $20.3 million for the same periods in 2001. No transactions in which there was a concurrent commitment by the Company to purchase goods or services were entered into during the three or nine months ended September 30, 2002. Of commitments made in prior periods, the Company expensed $7.9 million and $19.0 million for the three and nine months ended September 30, 2002, respectively, and $3.1 million and $9.6 million for the three and nine months ended September 30, 2001, respectively.

The above transactions were recorded at fair value in accordance with the Company’s revenue recognition policy.

For the three months ended September 30, 2002, one customer contributed 15% of total revenues. One customer contributed 14% of total revenues for the three-month period ended September 30, 2001. No customer contributed 10% or more of revenues for the nine months ended September 30, 2002 or 2001.

Three customers comprised 58% of the accounts receivable balance at September 30, 2002. Three customers comprised 48% of the accounts receivable balance at December 31, 2001.

7.    Loss per share

Options to purchase 9,176,797 and 8,572,778 shares of common stock were outstanding at September 30, 2002 and 2001, respectively, and subordinated notes convertible into 2,525,957 and 2,625,333 shares of common stock were outstanding at September 30, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share, as their effect was antidilutive.

8.    Segment reporting

The Company’s operations are treated as one operating segment, in accordance with FASB Statement No. 131 (“SFAS 131”): drug discovery and development. For the nine months ended September 30, 2002, the Company recorded revenue from customers throughout the United States and in Austria, Belgium, Canada, France, Denmark, Germany, India, Israel, Japan, the Netherlands, Switzerland, and the United Kingdom. Export revenues for the three and nine months ended September 30, 2002 were $6.9 million and $27.6 million, respectively, and $9.6 million and $31.6 million for the three and nine months ended September 30, 2001, respectively.

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

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Long-Lived Assets (“SFAS 144”). The FASB’s new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and portions of APB Opinion 30, Reporting the Results of Operations. SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of this statement on January 1, 2002 caused the Company to change its classification of all gains and losses on fixed asset disposition from a component of “Interest and other income, net” to a component of operating expenses.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Reported loss before accounting change	$(38,411)	$(17,827)	$(69,393)	$(40,309)
Add back: Goodwill amortization	—	2,082	—	6,244
Add back: Assembled workforce amortization	—	162	—	486

Adjusted loss before accounting change	$(38,411)	$(15,583)	$(69,393)	$(33,579)

Reported net loss	$(38,411)	$(17,827)	$(69,393)	$(38,030)
Add back: Goodwill amortization	—	2,082	—	6,244
Add back: Assembled workforce amortization	—	162	—	486

Adjusted net loss	$(38,411)	$(15,583)	$(69,393)	$(31,300)

Basic and diluted net loss per share:
Reported loss before accounting change	$(0.57)	$(0.27)	$(1.03)	$(0.61)
Goodwill amortization	—	0.04	—	0.10
Assembled workforce amortization	—	—	—	—

Adjusted loss before accounting change	$(0.57)	$(0.23)	$(1.03)	$(0.51)

Reported net loss	$(0.57)	$(0.27)	$(1.03)	$(0.58)
Goodwill amortization	—	0.04	—	0.10
Assembled workforce amortization	—	—	—	0.01

Adjusted net loss	$(0.57)	$(0.23)	$(1.03)	$(0.47)

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

11.     Related party transactions

The following summarizes the Company’s related party transactions as defined by FASB Statement No. 57, Related Party Disclosures (“SFAS 57”). In each of the transactions in which a director of the Company was at the time of the transaction in some way affiliated with the other party to the transaction, such director recused himself from voting on the related party transaction. For the nine months ended September 30, 2002 and 2001, revenues from transactions with companies considered to be related parties under SFAS 57, as defined by SFAS 57, were $1.5 million and $23.6 million, respectively. At September 30, 2002 and December 31, 2001, accounts receivable from related parties, as defined by SFAS 57, were $1.2 million and $10.9 million, respectively.

In March 2001, the Company entered into a LifeSeq Collaboration Agreement, Patent License Agreement, Collaboration and Technology Transfer Agreement and Proteome BioKnowledge Library License Agreement with Genomic Health, Inc. (“Genomic Health”). Randal W. Scott, who served as Chairman of the Board of the Company until November 2001 and as a director of the Company through December 2001, is Chairman of the Board, President and Chief Executive Officer of Genomic Health and owns more than 10% of the outstanding capital stock of Genomic Health. Julian C. Baker, who joined the Company’s Board in November 2001, is also a director of Genomic Health and holds shares, directly or beneficially, of both companies. Under the agreements, Genomic Health obtained access to the Company’s LifeSeq Gold database and BioKnowledge Library and received licenses to certain of the Company’s intellectual property. Amounts Genomic Health is paying the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third party customers. The Company received rights to certain intellectual property that Genomic Health may, in the future, develop. At the same time, the Company purchased shares of Series C Preferred Stock of Genomic Health for an aggregate purchase price of $5.0 million. In addition, in November 2000, the Company purchased shares of Series A Preferred Stock of Genomic Health for an aggregate purchase price of $1.0 million. Under certain circumstances and if Genomic Health so elects, the Company has agreed to purchase in a future offering of Genomic Health’s capital stock an aggregate of $5.0 million of the shares being sold in that offering.

In May 2001, the Company entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. (“Iconix”). Jon S. Saxe, a director of the Company, is Chairman of the Board of Iconix. Roy A. Whitfield, who is Chairman of the Board of the Company, is also a director of Iconix and is serving as the Company’s representative on the board. Under the agreement, Iconix obtained an exclusive license to the Company’s LifeExpress Lead database, access to LifeSeq and ZooSeq databases, licenses to certain of the Company’s intellectual property and use of the Company’s LifeArray expression array technology. Amounts Iconix is paying the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third parties. The Company is the exclusive distributor for the database product developed by Iconix. At the same time, the Company purchased shares of Series E Preferred Stock of Iconix for an aggregate purchase price of $10.0 million. In the first quarter of 2002, the Company purchased $5.0 million of shares of Series F Preferred Stock of Iconix, fulfilling a commitment set forth in the agreements described above. The Company owned more than 10% of the outstanding capital stock of Iconix at September 30, 2002.

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

In March 2002, the Company converted $3.0 million of convertible notes from Odyssey Pharmaceuticals, Inc. (“Odyssey”) into 1,705,919 shares of Odyssey’s preferred stock, resulting in the Company owning more than 10% of the outstanding capital stock of Odyssey at September 30, 2002. The number of shares received upon conversion reflects the face value of the convertible notes, plus a 15% conversion premium and accrued interest. The Company has recorded a gain on this conversion of $0.8 million.

During the third quarter of 2002, the Company advanced $1.5 million to Maxia Pharmaceuticals, Inc. (“Maxia”) in connection with its exclusive negotiations with Maxia regarding an acquisition or other strategic transaction. Frederick B. Craves, a director of the Company, is a partner of Bay City Capital, which holds shares of Maxia stock. In exchange for the loan, Maxia issued to the Company a $1.5 million senior convertible note that bears interest at 8% per annum and can be converted into Maxia common stock at a set conversion price. See also Note 13.

12.     Other Expenses

	Original Charge Recorded in 2001	Accrual Balance as of December 31, 2001	Cash Payments	Non- Cash Charges/ Transfers	Accrual Balance as of September 30, 2002
	(in thousands)
Restructuring expenses:
Workforce reduction	$8,114	$2,888	$(2,857)	$(31)	$—
Equipment and other assets	32,629	—	—	—	—
Lease commitments and other restructuring charges	14,859	12,082	(5,654)	1,694	8,122

Subtotal	55,602	14,970	(8,511)	1,663	8,122
Impairment of goodwill and other intangible assets	68,666	—	—	—	—
Impairment of other long-lived assets	6,104	—	—	—	—

Other expenses	$130,372	$14,970	$(8,511)	$1,663	$8,122

On October 25, 2001, the Company announced a restructuring of its operations in order to focus on its database licensing and partnership programs and its therapeutic drug discovery and development programs. As a part of the restructuring, the Company discontinued its microarray-based gene expression products and services, genomic screening products and services, public domain clone products and related services, contract sequencing services and internal program on single nucleotide polymorphism (SNP) discovery. Consequently, this resulted in the Company recording an expense of $55.6 million related to restructuring activities in the fourth quarter of 2001. In addition, in the fourth quarter of 2001 the Company recorded a reduction in goodwill and other intangible assets and impairment of other long-lived assets totaling $74.8 million. Revenues from exited product lines for the three and nine months ended September 30, 2002 were $0.5 million and $3.7 million, respectively, as compared to $12.1 million and $39.1 million for the three and nine months ended September 30, 2001, respectively.

The workforce reduction charge of approximately $8.1 million was determined based on the estimated severance and fringe benefit charges for approximately 400 employees. These employees primarily worked in the activities being exited as described above and related infrastructure support positions. As of September 30, 2002, all such employees have been terminated as a result of the workforce reduction.

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

Lease commitments and other restructuring related charges of $14.9 million have been accrued for facilities and equipment leases related to the activities being exited and contract-related provisions and settlement and professional fees. Specifically, the Company is exiting or has exited buildings located in St. Louis, Missouri; Fremont, California; Palo Alto, California; and Cambridge, United Kingdom. The Company estimated the costs based on the contractual terms of agreements and real estate market conditions in the fourth quarter of 2001. It was estimated that it would take the Company six to twelve months to sublease the various properties that are being vacated. The leases related to facilities being exited expire on various dates ranging from May 2003 to March 2007. The $1.7 million increase in this accrual recorded in the nine months ended September 30, 2002 is due primarily to contract-related settlements and facilities lease expenses in excess of amounts estimated in 2001, offset by the release of other restructuring accruals in excess of actual expenses.

As a result of the Company’s change in strategic direction and restructuring and, pursuant to SFAS 121, the Company performed an assessment of the carrying value of its goodwill and other intangible assets recorded in connection with its Hexagen Limited (“Hexagen”) and Proteome, Inc. (“Proteome”) acquisitions. As a result, it was determined that the unamortized goodwill and intangible assets were impaired. Charges of $10.2 million and $58.5 million were charged to operations in the fourth quarter of 2001 to write down the Hexagen and Proteome assets, respectively, to their estimated fair value. The carrying value of these intangible assets was $2.5 million at September 30, 2002.

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

13.     Subsequent Events

In October 2002, the Company announced that its board of directors authorized the expenditure of up to $30 million to repurchase shares of the Company’s common stock in open market and privately negotiated transactions. Through November 4, 2002, the Company repurchased, and retired, 495,000 shares for an aggregate purchase price of $2.3 million.

On November 12, 2002, the Company announced that it entered into a definitive agreement to acquire Maxia Pharmaceuticals, Inc., a privately-held company based in San Diego, California, for up to $28.3 million in cash and stock and up to $14 million in future clinical performance milestone payments. Consummation of the acquisition is subject to certain closing conditions including the receipt of Maxia stockholder approval and clearance from California regulatory authorities. Frederick B. Craves, a director of the Company, is a partner of Bay City Capital, which holds shares of Maxia Stock. Upon execution of the definitive agreement, the Company committed to fund up to an additional $1.4 million of the operating expenses of Maxia until the earlier of the closing of the acquisition or termination of the definitive agreement, as applicable. Such operating expense advances will be secured by a second senior convertible note to be issued by Maxia to the Company, bearing interest at 8% per annum and convertible into Maxia capital stock under certain circumstances at a set conversion price. To the extent the total purchase price is allocated to in process research and development, for which an analysis has not yet been completed, the Company will take a charge in the period that the transaction closes.

On November 12, 2002, the Company announced plans to reduce its expenditures in 2003, primarily in research and development, through a combination of spending reductions, workforce reductions and office consolidations. The plan includes elimination of approximately 37% of the Company’s approximately 700 person workforce from its offices in Palo Alto, California, Beverly, Massachusetts, and Cambridge, England and consolidation of its office and research facilities in Palo Alto, California.

PART I:    FINANCIAL INFORMATION

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

When used in this discussion, the words “expects,” “believes,” “anticipates,” “estimates,” “could,” “intends,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the impact of certain critical accounting policies on our financial results; expected expenses and expenditure levels; expected revenues and sources of revenues; expected uses of net cash; expected losses and net losses; expected expenditures including expenditures on intellectual property, research and development, and strategic investments; the offset of profits from certain products by other expenditures; the adequacy of capital resources; the expected effect of our contractual obligations on our future liquidity and cash flow; our plans to reduce expenditures in 2003 and the expected spending reductions, workforce reductions and office consolidations; the percentage of job losses to be incurred through our expense reduction program; guidance as to the charges to be incurred in connection with the expense reduction program; our strategic investments, including anticipated losses and expenses; costs associated with prosecuting, defending and enforcing patent claims and other intellectual property rights; the size of our intellectual property portfolio and its competitive position; our ability to leverage our intellectual property and genomic information to take a leading position in our drug discovery efforts; our strategy with regard to protecting our intellectual property; the effect of pharmaceutical and biotechnology company consolidations, reduced research and development spending and pricing constraints by pharmaceutical and biotechnology customers; our ability to manage expansion of our therapeutic discovery and development operations, including operations in multiple locations; the closing of our pending acquisition of Maxia Pharmaceuticals, Inc.; future required expertise relating to clinical trials, manufacturing, sales and marketing and for licenses to technology rights; the commercial availability of drugs resulting from our research; and our ability to obtain and maintain product liability insurance; are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the biotechnology and pharmaceutical industries; actual and future consolidations of pharmaceutical and biotechnology companies; continuing trends with respect to reduced pharmaceutical and biotechnology spending; risks relating to the development of new products and their use by our potential collaborators; the impact of technological advances and competition; the number of employees entitled to receive severance benefits or other costs to be recognized in connection with the expense reduction program; our ability to consolidate our facilities and to exit and close facilities upon anticipated timelines; our ability to deliver products and services to our customers effectively with reduced headcount and management and key employee diversion; our ability to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; the cost of accessing or acquiring technologies developed by other companies; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene and other discoveries; whether the conditions to the closing of the Maxia transaction are satisfied or cause a delay to the closing of the transaction or termination of the definitive acquisition agreement; developments in and expenses relating to litigation; the results of businesses in which we have purchased equity; and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “Incyte,” “we,” “us” or “our” mean Incyte Genomics, Inc. and its subsidiaries.

Incyte, LifeSeq, BioKnowledge and ZooSeq are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

Overview

Incyte is a drug discovery company that develops proprietary genomic information and applies its expertise in medicinal chemistry and molecular, cellular and in vivo biology to the discovery of novel small molecule and protein therapeutics. Incyte believes it has created the largest commercial portfolio of issued United States patents covering human, full-length genes and the proteins they encode, and markets this information, as well as genomic and proteomic information, to many of the world’s leading pharmaceutical and biotechnology companies and academic research centers. The Company has assembled an experienced and talented drug discovery team that is identifying potential new drug therapies for cancer, inflammatory diseases and other medical conditions.

During 2001, we increased our focus on our therapeutic discovery and development program, and we exited the following activities: microarray products and related services, genomic screening products and services, public domain clone products and related services, contract sequencing services, transgenics products and services and single nucleotide polymorphism, or SNP, discovery services. As a part of the exit of these activities, we have closed certain of our facilities in Fremont, California, Palo Alto, California, St. Louis, Missouri and Cambridge, United Kingdom. In addition to the product lines exited, we made infrastructure and other personnel reductions at our locations resulting in an aggregate workforce reduction of approximately 400 employees. A non-recurring charge for restructure charges and impairment of long-lived assets of $130.4 million was recorded in the fourth quarter of 2001 as a result of the change in focus. This charge was comprised of the following items: $68.7 million—goodwill and intangibles impairment; $55.6 million—nonrecurring restructuring charges (including $32.6 million in equipment and other assets impaired) and $6.1 million—impairment of a long-lived asset. Revenues from exited product lines for the three and nine months ended September 30, 2002 were $0.5 million and $3.7 million, respectively, as compared to $12.1 million and $39.1 million for the three and nine months ended September 30, 2001, respectively. A non-recurring charge for restructuring expenses of $1.7 million was recorded in the nine months ended September 30, 2002, primarily for contract-related settlements and facilities lease expenses in excess of estimated amounts, offset by the release of other restructuring accruals in excess of actual expenses.

On November 12, 2002, the Company announced that it entered into a definitive agreement to acquire Maxia Pharmaceuticals, Inc., a privately-held company based in San Diego, California, for up to $28.3 million in cash and stock and up to $14 million in future clinical performance milestone payments. Consummation of the acquisition is subject to certain closing conditions including the receipt of Maxia stockholder approval and clearance from California regulatory authorities. Frederick B. Craves, a director of the Company, is a partner of Bay City Capital, which holds shares of Maxia stock. Upon execution of the definitive agreement, the Company committed to fund up to an additional $1.4 million of the operating expenses of Maxia until the earlier of the closing of the acquisition or termination of the definitive agreement, as applicable. Such operating expense advances will be secured by a second senior convertible note to be issued by Maxia to the Company, bearing interest at 8% per annum and convertible into Maxia capital stock under certain circumstances at a set conversion price. To the extent the total purchase price is allocated to in process research and development, for which an analysis has not yet been completed, the Company will take a charge in the period that the transaction closes.

On November 12, 2002, the Company announced plans to reduce its expenditures in 2003, primarily in research and development, through a combination of spending reductions, workforce reductions and office consolidations. The expense reduction plan includes elimination of approximately 37% of the Company’s workforce from its offices in Palo Alto, California, Beverly, Massachusetts, and Cambridge, England and consolidation of its office and research facilities in Palo Alto, California. As a result of these actions, the Company expects to incur a charge of up to $40 million during the fourth quarter of 2002.

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

Valuation of Long-Lived Assets.     We assess the impairment of long-lived assets, which includes property and equipment and intangible and other assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could indicate the need for an impairment review include the following:

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

Results of Operations

We recorded a net loss of $38.4 million and $69.4 million and a basic and diluted net loss per share of $0.57 and $1.03 per share for the three and nine months ended September 30, 2002, respectively, as compared to $17.8 million and $38.0 million and $0.27 and $0.58 per share in the corresponding periods in 2001. Loss before cumulative effect of accounting change for the three and nine months ended September 30, 2001 was $17.8 million and $40.3 million, or $0.27 and $0.61 per diluted share, respectively.

Revenues.     Revenues for the three and nine months ended September 30, 2002 decreased to $22.4 million and $80.5 million, respectively, compared to $57.3 million and $164.5 million for the corresponding periods in 2001. The decrease in revenues from 2001 was primarily attributable to the impact from the exit of custom genomics products and services, granting of fewer intellectual property licenses and lower database revenues.

Revenues were derived from information products and the wind-down of custom genomics operations. Information product revenues (inclusive of database agreements, partnership programs, licensing activities and custom products) were $21.9 million and $76.8 million for the three and nine months ended September 30, 2002, respectively, as compared to revenues of $45.2 million and $125.4 million for the same periods of the previous year. The decrease in revenues reflects a reduction in spending by pharmaceutical and biotechnology companies due in part to consolidations within these industries, their efforts to reduce spending and pricing constraints. Our database subscription and licensing revenues are impacted by this slowdown as subscribers are being more cautious with their spending than in the past. Revenues for the three and nine months ended September 30, 2002 included $0.5 million and $3.7 million in revenue associated with the wind-down of exited product lines that was announced in the fourth quarter of 2001 as compared to $12.1 million and $39.1 million for the three and nine months ended September 30, 2001.

Revenues received from agreements in which customers paid with equity or debt instruments in their company were $0 million and $2.4 million for the three and nine months ended September 30, 2002 and $0 million and $7.8 million for the three and nine months ended September 30, 2001. Additionally, revenues received from agreements in which we concurrently invested funds in the customer’s stock were $0.2 million and $0.6 million for the three and nine months ended September 30, 2002, respectively, and $1.5 million and $12.9 million for the corresponding periods in 2001.

Revenues recognized from agreements executed prior to 2002 in which a concurrent commitment was entered into to purchase goods or services from the other party for the three and nine months ended September 30, 2002 were $1.0 million and $3.0 million, respectively. No transactions in which we had a concurrent commitment were entered into during those periods. Of commitments made in prior periods, we expensed $7.9 million and $19.0 million for the three and nine months ended September 30, 2002, respectively and $3.1 million and $9.6 million for the corresponding periods in 2001. The above transactions were recorded at fair value in accordance with our revenue recognition policy.

Operating Expenses.     Total costs and expenses for the three and nine months ended September 30, 2002 decreased to $59.9 million and $159.6 million, respectively, compared to $74.3 million and $220.6 million for the corresponding periods in 2001. This decrease reflects the reduction in expenses derived from the activities and related infrastructure that were exited in the restructuring and the non-recurring restructuring charges and long-lived asset write-downs in 2001, offset by expanded spending in connection with our internal therapeutic discovery and development efforts. As announced on November 12, 2002, we expect to reduce our overall expenditures in 2003, primarily in research and development, through a combination of spending reductions, workforce reductions and office consolidations. We expect these reductions will be partially offset by our increased therapeutic discovery and development spending and expenses that would be incurred upon the closing of our pending acquisition of Maxia.

Research and development expenses.     Research and development expenses for the three and nine months ended September 30, 2002 decreased to $47.4 million and $118.8 million, respectively, compared to $50.7 million and $161.8 million for the corresponding periods in 2001. The decrease in research and development expenses was primarily the result of expenses eliminated in the exit of custom genomics product lines, partially offset by increased internal therapeutic discovery and development expenses and certain write-offs related to impaired strategic research and development assets.

Selling, general and administrative expenses.     Selling, general and administrative expenses for the three and nine months ended September 30, 2002 decreased to $12.1 million and $39.0 million, respectively, compared to $17.9 million and $53.0 million for the corresponding periods in 2001. The decrease in selling, general and administrative expenses resulted primarily from the exit of custom genomics product lines and infrastructure reductions, partially offset by therapeutic discovery and development expenses not present in 2001. Our selling, general and administrative expenses were also impacted by legal expenses related to our patent infringement lawsuits with Affymetrix and Invitrogen of approximately $1.1 million and $4.1 million in the three and nine months ended September 30, 2002, respectively, and our patent infringement lawsuits with Affymetrix and GeneLogic of $4.1 million and $10.7 million in the three and nine months ended September 30, 2001. We expect that the Invitrogen litigation will result in substantial continuing legal costs to Incyte.

Loss on sale of assets.     Loss on sales of assets for the three and nine months ended September 30, 2002 decreased to $0 million and $0.1 million compared to $5.8 million and $5.8 million for the three and nine months ended September 30, 2001, respectively. The loss in 2001 resulted from the divestiture of the transgenics product line and the sale of certain of those assets. The 2002 loss is due to routine disposition of assets in the normal course of business.

Other expenses.     Other expenses of $0.3 million and $1.7 million for the three and nine months ended September 30, 2002 relate to an increase in the accrued restructuring charges, which were primarily for contract-related settlements and facilities lease expenses in excess of estimated amounts, offset by the release of other restructuring accruals in excess of actual expenses. As announced on November 12, 2002, our plan to reduce operating expenses in 2003 will result in a fourth quarter 2002 charge.

Interest and Other Income (Expense), Net.     Interest and other income (expense), net, for the three months ended September 30, 2002 was $1.6 million compared to $3.0 million for the corresponding period in 2001, and for the nine months ended September 30, 2002 was $16.4 million compared to $21.6 million for the corresponding period in 2001. The decrease for the three months ended September 30, 2002 resulted from a lower average level of interest bearing investments and lower interest rates, an adjustment to the amortization of investment premiums and lower gains on sales of investments, partially offset by a $5.3 million long-term investments impairment charge taken in the same corresponding period in 2001. For the nine months ended September 30, 2002, the decrease was primarily due to a decrease in cash invested and lower interest rates in 2002, an adjustment to the amortization of investment premiums and lower gains on sales of investments, partially offset by a $9.0 million long-term investments impairment charge taken in the same corresponding period in 2001. The activity on discrete investments within our portfolio, in any given quarter, may result in gains or losses on sales or impairment charges.

Interest Expense.     Interest expense for the three and nine months ended September 30, 2002 decreased to $2.5 million and $7.4 million, respectively, from $2.5 million and $7.7 million for the corresponding periods in 2001. The decrease was primarily due to the timing impact of the early retirement of $29.7 million face value of our convertible subordinated notes.

Gain on Repurchase of Convertible Subordinated Notes.     The gain on repurchase of convertible subordinated notes for the nine months ended September 30, 2002 of $1.9 million, net of $0 tax expense, was due to our repurchase of $6.7 million face value of our 5.5% convertible subordinated notes on the open market in the second quarter of 2002. Gain on repurchase of convertible subordinated notes for the nine months ended September 30, 2001 of $2.4 million, net of $0 tax expense, resulted from our repurchase of $8.0 million face value of the same notes on the open market in the first quarter of 2001. In accordance with SFAS 145, all gains on the repurchase of convertible subordinated notes are presented as “Gain on repurchase of convertible subordinated notes”.

Gain/(Loss) on Certain Derivative Financial Instruments, Net.     Gain on certain derivative financial instruments for the three months ended September 30, 2002 of $0.2 million and loss on certain derivative financial instruments for the nine months ended September 30, 2002 of $0.3 million, and loss on certain derivative financial instruments for the three months ended September 30, 2001 of $1.1 million and gain on certain derivative financial instruments for the nine months ended September 30, 2001 of $0.2 million represent the change in fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133 (“SFAS 133”).

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

Liquidity and Capital Resources

As of September 30, 2002, we had $452.8 million in cash, cash equivalents and marketable securities, compared to $507.9 million as of December 31, 2001. We have classified all of our marketable securities as short-term, as we may choose not to hold them until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $38.7 million for the nine months ended September 30, 2002 as compared to $37.7 million for the nine months ended September 30, 2001. The increase was primarily due to the increase in net loss in 2002, lower non-cash depreciation and amortization charges as well as higher cash usage for prepaid expenses and other assets and accrued and other current liabilities, including $9.9 million related to restructuring charges, and deferred revenue, all offset by higher cash provided by the decrease in accounts receivable in 2002 as compared to 2001. Net cash generated by operating activities may fluctuate significantly from quarter to quarter due to the timing of large prepayments by database collaborators.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and net purchases of long-term investments. Capital expenditures for the nine months ended September 30, 2002 were $10.5 million as compared to $11.5 million in the same period in 2001. The decrease was primarily due to reduced operational needs given our exit of custom genomics product lines, offset by increased spending on our internal therapeutic discovery and development efforts. Long-term investments in companies having operations or technology in areas within our strategic focus were $5.0 million and $28.0 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, capital expenditures and maturity/sales and purchases of marketable securities.

Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 2002 as compared to $1.8 million for the nine months ended September 30, 2001. We repurchased $6.7 million face value of our 5.5% convertible subordinated notes on the open market for $4.7 million in 2002 offset by proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $5.9 million. In 2001, we repurchased $8.0 million face value of our 5.5% convertible subordinated notes on the open market for $5.6 million offset by proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $7.5 million.

In February 2000, in a private placement, we issued $200.0 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. We may redeem the notes at any time before February 7, 2003, only if our stock exceeds 150% of the conversion price for 20 trading days in a period of 30 consecutive trading days. On or after February 7, 2003, we may redeem the notes at specific prices. Holders may require us to repurchase the notes upon a change in control, as defined. As of September 30, 2002, we had repurchased $29.7 million face value of the notes on the open market.

The following summarizes our future minimum long-term debt payments, future interest payments on long-term debt, and future operating lease payments at September 30, 2002 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1–3	Years 4–5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$170.3	$—	$—	$170.3	$—
Interest on convertible subordinated debt	42.1	9.4	18.7	14.0	—
Non-cancelable operating lease obligations	77.7	14.6	20.0	16.3	26.8

Total contractual obligations	$290.1	$24.0	$38.7	$200.6	$26.8

We have purchase commitments of $12.5 million at September 30, 2002, the timing of which is dependent upon provision by the vendor of products and services. Additionally, we have committed to purchase equity in certain companies when certain events occur. The total amount committed to purchase equity at September 30, 2002 was $5.0 million. These commitments are considered contingent commitments as future events must occur to cause the commitments to be enforceable.

In October 2002, we announced that our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock in open market and privately negotiated transactions. Through November 4, 2002, we had repurchased, and retired, 495,000 shares for an aggregate purchase price of $2.3 million.

In November 2002, we announced a plan to reduce expenses in 2003, primarily in research and development, through a combination of spending reductions, workforce reductions and office consolidations. The expense reduction plan will result in a workforce reduction of approximately 37% of our approximately 700 person workforce and a consolidation of our Palo Alto, California office and research facilities.

We expect to use net cash in 2002 as we invest in our therapeutic discovery and development programs and intellectual property portfolio; continue to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions (including the acquisition of Maxia Pharmaceuticals, Inc., which is expected to close in either the fourth quarter of 2002 or the first quarter of 2003); make strategic investments; and continue to make improvements in existing and potential new facilities.

We believe that our existing resources will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our ability to attract and retain collaborators for our databases and other products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; expenditures in connection with our expansion of therapeutic discovery and development programs; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; capital expenditures required to expand our facilities, including facilities for our expanding therapeutic discovery and development programs; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

FACTORS THAT MAY AFFECT RESULTS

RISKS RELATING TO OUR FINANCIAL RESULTS

We have had only limited periods of profitability, we expect to incur losses in the future and we may not return to profitability.

We had net losses from inception in 1991 through 1996 and in 1999 through the nine months ended September 30, 2002. Because of those losses, we had an accumulated deficit of $337.5 million as of September 30, 2002. We intend to continue to spend significant amounts on new product and technology development, including the expansion of our internal research and development efforts for therapeutic discovery and development, the determination of the sequence of genes and the filing of patent applications regarding those gene sequences, the determination of gene functions, and the expansion of our research and development alliances. As a result, we expect to incur losses in 2002. We expect to report net losses in future periods as well.

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

The market values of many of these investments can fluctuate significantly. We evaluate our long-term equity investments for impairment of their values on a quarterly basis. The volatility of the equity markets and the uncertainty of the biotechnology industry may result in fluctuations in the value of our investments in public companies. The value of our investments in private companies can also fluctuate significantly. Current market conditions may cause us to write-down the value of our private company investments. Many private companies are encountering difficulties in raising capital in the current market, and even if they are successful, subsequent rounds of financing are often at lower valuations than previous rounds. Impairment could result in future charges to our earnings. These losses and expenses may exceed the amounts that we anticipated.

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

Our ability to obtain new customers for information products to enter into license agreements for our intellectual property or to obtain renewals or additions to existing database product subscriptions depends upon prospective subscribers’ perceptions that our products and services can help accelerate their drug discovery efforts. Our database and licensing sales cycle is typically lengthy because we need to educate our potential subscribers and sell the benefits of our products to a variety of constituencies within potential subscriber companies. In addition, each agreement involves the negotiation of unique terms, and we may expend substantial funds and management effort with no assurance that a new, renewed or expanded agreement will result. These expenditures, without increased revenues, will negatively impact our profitability. Consolidations of pharmaceutical companies involved in drug discovery and development as well as expenditure reductions have affected the timing, progress and relative success of our sales efforts. We expect that any future consolidations will have similar effects. In addition, current or prospective subscribers may perceive us to be in competition with them given our internal therapeutic discovery and development efforts, which may adversely impact new sales or renewals.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of September 30, 2002, we had:

•	total consolidated debt of $172.1 million,

•	stockholders’ equity of $370.5 million, and

•	A deficiency of earnings available to cover fixed charges of $68.5 million for the nine months ended September 30, 2002.

A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our convertible subordinated notes due 2007 that we sold in February 2000. At September 30, 2002, $170.3 million of those notes were outstanding. The following table shows, as of September 30, 2002, the aggregate amount of our interest payments due in each of the next five calendar years listed:

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

Additional factors which may affect our future funding requirements include:

•	any changes in the breadth of our research and development programs;

•	the results of research and development, preclinical studies and clinical trials conducted by us or our future collaborative partners or licensees, if any;

•	the acquisition or licensing of businesses, technologies or compounds, if any;

•	our ability to maintain and establish new corporate relationships and research collaborations;

•	competing technological and market developments;

•	the amount of revenues generated from our business activities;

•	the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims;

•	the receipt of contingent licensing or milestone fees from our current or future collaborative and license arrangements, if established; and

•	the timing of regulatory approvals.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

Our workforce reduction announced in November 2002 may have an adverse impact on our ability to deliver our information products on time, and we may fail to meet the expectations of our customers, which could in turn negatively impact our operating results.

In November 2002, we announced a reduction of approximately 37% of our workforce, including significant personnel reductions in our information product operations, in order to reduce expenses. Many factors, such as the reallocation of responsibilities among remaining personnel, the planned consolidation of our facilities and employee morale issues, may adversely impact our ability to deliver our products in accordance with our current plans or customer expectations, cause delays in the delivery of our products, or lead us to change our information product plans, which in turn may have a negative impact on our revenues and customer relationships. In addition, the implementation of the expense reduction program may itself result in customer concerns regarding our future performance and our ability to meet their expectations for our products, the diversion of efforts of our executive management team and other key employees, and higher than anticipated costs, any of which may negatively impact our operating results.

Difficulties we may encounter managing the growth of our therapeutic discovery and development efforts may divert resources and limit our ability to successfully expand our business.

Our anticipated growth in the future of our therapeutic discovery and development programs, and our establishment of those operations places a strain on our infrastructure. As those operations expand, we expect that we will need to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. The growth of those operations requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, we are currently exploring permanent locations on the East Coast of the United States for our therapeutic discovery and development operations. If we are unable to locate facilities on a timely basis, if at all, the growth of our therapeutic discovery and development operations may be adversely impacted.

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

We compete in markets that are new, intensely competitive, rapidly changing, and fragmented. Many of our current and potential competitors have greater financial, human and other resources than we do. If we cannot respond quickly to changing customer requirements, secure intellectual property positions, or adapt quickly and obtain access to new and emerging technologies, our revenues may decline and commercial opportunities for any of our drug products may be reduced or eliminated. Our competitors include:

•	Applera Corporation,

•	CuraGen Corporation,

•	Gene Logic Inc.,

•	Human Genome Sciences, Inc.,

•	pharmaceutical and biotechnology companies, and

•	universities and other research institutions.

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

Our future success also will depend in part on the continued service of our executive management team, key scientific, bioinformatics and management personnel and our ability to identify, hire, train and retain additional personnel for our therapeutic drug discovery and development programs. We experience intense competition for qualified personnel. If we are unable to continue to attract, train and retain these personnel, we may be unable to expand our business.

We rely on a small number of suppliers of certain products we need for our business and strategic collaborations with software providers for our information products, and if we are unable to obtain sufficient supplies, or maintain such strategic relationships, we will be unable to compete effectively.

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

In addition, we rely on strategic collaborations with a limited number of software providers to provide important functionality for our products. If any, or all, of these collaborators suffer business difficulties, we may spend time and money to replace the functionality, we may not be able to deliver on customer commitments, and we may be otherwise adversely affected or our customer relationships and revenues may suffer.

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

We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to the pharmaceutical and biotechnology industries as well as to the academic community. Accordingly, our success will depend in large part upon the success of the companies within these industries and their demand for our products and services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by companies in these industries or by the academic community. These reductions and delays may result from factors such as:

•	changes in economic conditions;

•	consolidation in the pharmaceutical and biotechnology industries;

•	changes in the regulatory environment, including governmental pricing controls, affecting health care and health care providers;

•	pricing constraints;

•	market-driven pressures on companies to consolidate and reduce costs; and

•	other factors affecting research and development spending.

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

We are in the early stage of building our therapeutic discovery and development operations. Our ability to develop and commercialize pharmaceutical products based on proteins, antibodies and other compounds will depend on our ability to:

•	hire and retain key scientific employees;

•	identify high quality therapeutic targets;

•	identify potential therapeutic candidates;

•	develop products internally;

•	complete laboratory testing and human studies;

•	obtain and maintain necessary intellectual property rights to our products;

•	obtain and maintain necessary regulatory approvals related to the efficiency and safety of our products;

•	enter into arrangements with third parties to provide services or manufacture our products on our behalf or develop efficient production facilities meeting all regulatory requirements;

•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions;

•	lease facilities at reasonable rates to support our growth; and

•	enter into arrangements with third parties to license and commercialize our products.

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

The success of our therapeutic discovery and development efforts may depend on our ability to find collaborators or other service providers to leverage our capabilities, and if we are unable to establish future collaborations or if these future collaborations are unsuccessful, our research and development efforts could be delayed.

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

At the present time, we are in the early stages of organizing our therapeutic discovery and development operations. We have yet to identify potential therapeutic compounds and then put them into clinical testing. Of the compounds we identify as potential therapeutic candidates, at most, only a few are statistically likely to lead to successful therapeutic development efforts. We expect drugs that result from our research will not be commercially available for a number of years, if at all. Commercialization of any product candidates that we identify and develop depends on successful completion of preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether we, or any of our future collaborators, will be permitted to undertake clinical trials of any potential products. It may take us or any of our future collaborators several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trial do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Data obtained from tests are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. Moreover, if and when our products reach clinical trials, we, or our future collaborators, may decide to discontinue development of any or all of these products at any time for commercial, scientific or other reasons. There is also a risk that competitors and third parties may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products, as well as the potential risk that our products may not be accepted by the marketplace.

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

As part of our business strategy, we acquire assets, technologies, compounds and businesses. Our past acquisitions have involved and our future acquisitions, including our pending acquisition of Maxia Pharmaceuticals, Inc., may involve risks such as the following:

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

In addition, if we acquire additional businesses that are not located near existing sites, we may experience more difficulty integrating and managing the acquired businesses’ operations.

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

RISKS RELATING TO CUSTOMERS AND COLLABORATORS

To generate significant revenues, we must obtain additional database customers and retain existing customers.

If we are unable to enter into additional agreements, or if our current database customers choose not to renew their agreements upon expiration or choose to renew their agreements at lower prices or for shorter durations, we may not generate additional revenues or maintain our current revenues. Our database revenues are also affected by the extent to which existing customers expand their agreements with us to include our new database products and the extent to which existing customers reduce the number of products for which they subscribe, the impact of which will vary based upon our pricing of those products. Some of our database agreements require us to meet performance obligations, some or all of which we may not be successful in attaining. A database customer can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period. In addition, it is likely that database revenues will decrease if we are successful in entering into co-development arrangements with some of our current database subscribers to develop new therapeutic products.

Licensing our gene-related intellectual property may not contribute to revenues for several years, and may never result in revenues.

Part of our strategy is to license to database customers and to some of our other customers our know-how and patent rights associated with the genetic information in our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical testing and regulatory approval before commercialization. Therefore, milestone or royalty payments from these collaborations may not contribute to revenues for several years, if at all.

If conflicts arise between our future collaborators or advisors and us, they may act in their self-interest, which may be adverse to our interests or to the interests of our stockholders.

If conflicts arise between us and our future corporate collaborators or future scientific advisors, if any, the other party may act in its self-interest and not in the interest of our stockholders. It is likely that many of our future collaborators will be conducting multiple product development efforts within each disease area that is the subject of the collaboration with us. Our future corporate collaborators may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by our future collaborators or to which our future collaborators have rights, may result in their withdrawal of support for our product candidates.

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

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our investments in short-term marketable securities. Our investment policy calls for investment in short term, low risk instruments. As of September 30, 2002, investments in marketable securities were $437.1 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2002, the decline in the fair value of the portfolio would not be material.

We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments and long-term investments, entered into to further our business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical/biotechnology industry sector, and are primarily in companies with which we have research and development, licensing or other collaborative agreements. We typically do not attempt to reduce or eliminate our market exposure on these securities. As of September 30, 2002, long-term investments were $44.6 million.

We are exposed to foreign exchange rate fluctuations as the financial results of our foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. All of our revenues are denominated in U.S. dollars. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of September 30, 2002, the impact to our financial position or results of operations would not be material.

Item 4:    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Within the ninety-day period prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)
Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On April 2, 2002, Invitrogen filed its answer to the Company’s complaint and brought counterclaims against the Company seeking declaratory judgments that the patents in suit are invalid and not infringed, and that one patent (U.S. patent number 6,110,426) is unenforceable. On April 25, 2002, the Company filed its answer to Invitrogen’s counterclaims. On May 24, 2002, Invitrogen withdrew its affirmative defense and counterclaim alleging that the ‘426 patent is unenforceable.

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

Item 6:    Exhibits and Reports on Form 8-K

a)    Exhibits

Exhibit Number	Description of Document
3(ii)	Bylaws of the Company, as amended as of June 4, 2002.
10.44†	Letter Agreement, dated September 5, 2002, between Incyte Genomics, Inc. and Schering-Plough Ltd.

b)    Reports on Form 8-K

None

†	Confidential treatment has been requested with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE GENOMICS, INC.

Dated: November 14, 2002	By:	/s/ PAUL A. FRIEDMAN
Paul A. Friedman Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2002	By:	/s/ JOHN M. VUKO
John M. Vuko Chief Financial Officer (Principal Executive Officer)

Certification

I, Paul A. Friedman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Incyte Genomics, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ PAUL A. FRIEDMAN
Paul A. Friedman Chief Executive Officer

Certification

I, John M. Vuko, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Incyte Genomics, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOHN M. VUKO
John M. Vuko Chief Financial Officer

COMPLIANCE WITH CERTIFICATION REQUIREMENTS

The certification by such officers of this report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the SEC as additional correspondence accompanying this report.

INCYTE GENOMICS, INC.

EXHIBIT INDEX

Exhibit Number	Description of Document
3(ii)	Bylaws of the Company, as amended as of June 4, 2002
10.44†	Letter Agreement, dated September 5, 2002, between Incyte Genomics, Inc. and Schering-Plough Ltd.

†	Confidential treatment has been requested with respect to certain portions of this agreement.