Form 10-K
period 2002-12-31
INCYTE INC
filed 2003-03-28
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-27488

INCYTE CORPORATION

(Formerly known as Incyte Genomics, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	94-3136539
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3160 Porter Drive, Palo Alto, California 94304	(650) 855-0555
(Address of principal executives offices)	(Registrant’s telephone number, including area code)

Securities registered to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Series A Participating Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer. Yes ☒    No ☐

The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on the Nasdaq National Market on June 28, 2002) was approximately $511.8 million.

As of March 14, 2003, there were 70,796,152 shares of Common Stock, $.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2003 Annual Meeting of Stockholders to be held on June 23, 2003.

Item 1.    Business

When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to expected expenses and expenditure levels; expected revenues and sources of revenues; expected uses of net cash; expected losses and net losses; expected expenditures including expenditures on intellectual property and research and development; the offset of profits from certain products by other expenditures; the adequacy of capital resources; the expected effect of our contractual obligations on our future liquidity and cash flow; our plans to reduce expenditures in 2003 and the expected spending reductions, workforce reductions and office consolidations; our strategic investments, including anticipated losses and expenses; the application of U.S. Patent and Trademark Office utility guidelines to our gene patent applications; costs associated with prosecuting, defending and enforcing patent claims and other intellectual property rights; the size of our intellectual property portfolio and its competitive position; our approach to discovery research; the usefulness of certain antagonists; our ability to successfully facilitate the identification and development of novel drug therapies through our drug discovery efforts; expectation that our information product line assets will help drive co-development and collaborative opportunities for our drug discovery efforts; our strategy with regard to protecting our intellectual property; the effect of pharmaceutical and biotechnology company consolidations, including reduced research and development spending and pricing constraints by pharmaceutical and biotechnology customers and the softening of the market for genomic information and the market for our information products; the effect of our pharmaceutical and biotechnology customers’ focus on late stage research and clinical products on the pricing of, and the length of contractual commitment for, our information products; the expected growth of, and our ability to manage expansion of, our therapeutic discovery and development operations, including operations in multiple locations; our competitive advantage; future required government approvals of our products prior to commercialization; future required expertise relating to clinical trials, manufacturing, sales and marketing and for licenses to technology rights; the commercial availability of drugs resulting from our research; our reliance on our key personnel; are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the biotechnology and pharmaceutical industries; actual and future consolidations of pharmaceutical and biotechnology companies; continuing trends with respect to reduced pharmaceutical and biotechnology research spending; our ability to manage our information products on a cash flow positive basis; risks relating to the development of new products and their use by our potential collaborators; the impact of technological advances and competition; unanticipated delays in research and development efforts; the result of further research; the number of employees entitled to receive severance benefits or other costs to be recognized in connection with the expense reduction program; our ability to consolidate our facilities and to close, assign or sublease facilities upon anticipated timelines; our ability to deliver products and services to our customers effectively with reduced headcount and management and key employee diversion; our ability to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; the cost of accessing or acquiring technologies developed by other companies; significant delays or costs in obtaining regulatory approvals; failure to obtain regulatory approval; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene and other discoveries; our ability to integrate Maxia’s operations and programs successfully; our ability to obtain patent protection for our discoveries and to continue to be effective in expanding our patent coverage; the impact of changing laws on our patent portfolio; developments in and expenses relating to litigation; the results of businesses in which we have purchased equity; and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results,” all references to “Incyte,” “we,” “us” or “our” mean Incyte Corporation and its subsidiaries.

Incyte, LifeSeq, BioKnowledge and ZooSeq are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

Overview

Incyte is a drug discovery company that develops proprietary genomic information and applies its expertise in medicinal chemistry and molecular, cellular and in vivo biology to the discovery of novel small molecule and protein therapeutics. We believe we have created the largest commercial portfolio of issued United States patents covering human, full-length genes and the proteins they encode, and license this intellectual property, as well as market our genomic and proteomic information, to many of the world’s leading pharmaceutical and biotechnology companies and academic research centers. We have assembled an experienced and talented drug discovery team that is identifying potential new drug therapies for cancer, inflammatory diseases and other medical conditions.

During 2001, we turned our focus to our therapeutic discovery and development programs and our information products. Our current products include information databases, intellectual property licensing, and certain other products, such as full-length clones.

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

We provide access to our databases to pharmaceutical and biotechnology companies and academic institutions worldwide. In addition, customers may access select databases online via our website. As of December 31, 2002, we had agreements with more than 100 customers for one or more of the products shown below to obtain access to our databases on a non-exclusive basis. Revenues from these companies have primarily consisted of database access fees. Some of our agreements also provide for future milestone payments and royalties from the development and sale of products derived from proprietary information contained in one or more database modules.

Our portfolio of database products and services includes:

•	LifeSeq® Foundation;

•	ZooSeq®;

•	Bioknowledge® Library; and

•	DrugMatrix™.

The databases are available using the XML data files or flat files, which can be integrated into local customer databases and tools, or used in conjunction with third-party software tools. Online delivery of certain database products is available from our website at www.incyte.com.

We are also generating revenue from licenses to a range of intellectual property, owned by or exclusively licensed by Incyte, covering genomic technologies and our portfolio of patents claiming genes, proteins and antibodies. Revenues derived from genomic technology licenses are primarily related to microarray fabrication and gene expression.

Revenues are also generated from the licensing of our extensive gene patent portfolio for use by genomic “tool” and service providers, such as microarray product manufacturers. As part of this licensing strategy, our license agreements with some of our licensees provide that we will receive royalties on sales of commercial products developed by those licensees.

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

Single Nucleotide Polymorphism

The most common form of gene sequence variation is known as a single nucleotide polymorphism, or SNP. A SNP is defined as a single nucleotide difference within the same DNA region between two individuals. Genetic variation may cause individuals to respond differently to disease or treatment with the same drug. Few, if any, FDA-approved drugs can successfully treat every individual diagnosed with a targeted disease. The differences in patients’ responses to a drug are believed to result in part from differences in the sequence of nucleotides within genes.

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

Products and Services

Therapeutic Discovery and Development

In addition to offices and laboratories located at our headquarters in Palo Alto, California, we maintain research facilities in Newark, Delaware and San Diego, California dedicated to the discovery and development of new medicines to treat cancer, inflammatory, metabolic and other diseases. Our scientific staff are applying their expertise in medicinal, combinatorial and high speed chemistry, pharmacology, drug metabolism, molecular and cell biology and other disciplines to identify novel small molecule and protein therapeutics. We believe our highly-focused approach to discovery research and our integration of chemistry and biology with the latest research tools and techniques, such as gene cloning, gene knockouts in vitro and in vivo, high-throughput screening, molecular modeling and protein x-ray crystallography, will facilitate the identification and development of novel drug therapies.

Drug Discovery Programs.    By January 2003, we had launched three full-scale small molecule drug discovery programs: one in inflammation and two in cancer. Small molecule therapeutics offer some advantages over large molecules such as proteins, peptides and monoclonal antibodies as they are often administered orally on an outpatient basis and can be produced by conventional pharmaceutical manufacturing methods with the potential for greater efficiencies than large molecule drugs. The most advanced of these programs is focused on a class of proteins, known as chemokines, which has potential utility in treating inflammatory diseases. We are pursuing chemokine receptor antagonists that are orally active and may prevent tissue damage from the action of inflammatory cells known as macrophages. We believe these antagonists may be clinically useful in treating inflammatory conditions characterized by excessive macrophage activity such as rheumatoid arthritis, atherosclerosis, asthma and multiple sclerosis. We are currently testing novel chemokine antagonists in animal disease models and have applied for patents on these compounds.

Our research programs in cancer are targeting proteases and phosphatases that may prevent the proliferation of cancer cells in diseases such as breast, lung and colon cancer. Our scientists are applying their understanding of how these enzymes control the activities of other proteins that drive uncontrolled cell proliferation and how over-expression of phosphatase genes can be linked to cancer. Our scientists are targeting phosphatases to develop proprietary small molecule therapeutics.

Preclinical Drug Development.    We acquired several compounds already in development through our acquisition of Maxia Pharmaceuticals, Inc., including a program focused on new approaches to treat Type 2 diabetes. The first of these compounds, which are novel insulin sensitizers, is in late preclinical testing. We completed our acquisition of Maxia Pharmaceuticals, a privately held company based in San Diego, California, in February 2003.

Information Products

Databases.    We provide our database collaborators with non-exclusive database access. Database collaborators generally receive periodic data updates and additional search and analysis tools as available. Search and analysis tools are also available to our collaborators from a third-party vendor. The fees and the period of access to our database information are negotiated independently with each company. Fees payable by pharmaceutical and biotechnology collaborators generally consist of non-exclusive or exclusive fees corresponding to patent rights on proprietary genes and proteins. We also provide access to our database to third parties who use the database to develop genomic tools, such as microarrays that require genetic content, which they in turn sell to pharmaceutical and biotechnology researchers. We may also receive future milestone and royalty payments from database collaborators from the development and sale of their products derived from our technology and database information. Using our databases and the available tools, researchers can browse not only Incyte-generated data, but also public domain information. Customers may also access select Incyte-hosted databases online via our website. We currently offer the following database products:

•	LifeSeq Foundation Database. Our new flagship database, LifeSeq Foundation, was built to serve the evolving needs of the biopharmaceutical industry. It moves in silico research down the drug discovery pipeline from target discovery toward target validation, the current bottleneck in drug discovery. It provides access to high quality, hand-edited, full-length genes from gene families that historically have provided the most promising drug targets. In addition, LifeSeq Foundation allows the researcher to understand quickly the function and biology of a gene using proprietary SNPs, ribonucleic acid (RNA) expression, and a hand-curated summary of published literature. In addition, proprietary bioinformatics has allowed us to identify thousands of putative secreted genes and gene splice variants that have the potential to be novel protein therapeutics, which information is also included in LifeSeq Foundation. All of this data is anchored to the human genome to give a comprehensive, stable reference to the transcribed human genome. LifeSeq Foundation enables a rapid transition from the database to lab experiments with access to thousands of full-length clones. Moreover, integration with proprietary rat and mouse homologs from the ZooSeq database allows detailed functional experiments in disease models.

•	ZooSeq Database. The ZooSeq multi-species gene sequence database provides genetic data for animal model organisms used in drug discovery, drug development and testing, and gene discovery. With rat, mouse, monkey, and dog animal models currently available, ZooSeq enables individual and cross-species comparison of genes. This information can help uncover previously unknown homologs of human disease-relevant genes, improve understanding of disease pathways, and provide a basis for optimizing drug selection before moving on to expensive human clinical trials. ZooSeq data is accessed from a browser-based interface that provides point-and-click control of analysis tools included with the database.

•	BioKnowledge Library. The BioKnowledge Library is composed of six database volumes containing fundamental biological information about proteins, with each volume focused on different organisms important to pharmaceutically relevant biological research. Using proprietary processes, we sift relevant biological literature for curation into our products with manual, expert based literature annotation of the human, mouse, rat, worm and fungal proteomes. The data are then presented in a simple format that offers flexibility and time savings over traditional library research. Weekly updates are provided as new information is published. An extensive and comprehensive hierarchical classification system is utilized to describe protein activity, biological role and cellular location. We provide a search and data export application for performing genome scale biological based analysis within the BioKnowledge Library. Access to thousands of independent research results offers the advantage of reduced library research time and potentially faster progression through discovery pathways.

•

DrugMatrix Database.    DrugMatrix is the result of a collaboration between Incyte and Iconix Pharmaceuticals, Inc., together with development partner MDS Pharma Services, Inc. DrugMatrix is a comprehensive research tool in the emerging field of chemogenomics that is designed to enable researchers to select quality leads and drug candidates at an early stage of drug discovery and development, which can lead to cost savings. DrugMatrix brings together the previously isolated fields of chemistry, genomics, toxicology and pharmacology in a single environment, providing a research tool that enables pharmaceutical researchers to ask questions in new ways to help predict the potential success, failure or positioning of therapeutic programs. DrugMatrix integrates approved pharmaceuticals and failed drug molecules by profiling them in tens of thousands of standardized gene expression microarray and molecular pharmacology experiments. In addition, it is supported with scientific literature annotation on known drug pharmacology, toxicology, and pathway interactions. The chemogenomic content of DrugMatrix utilizes a three-tier database architecture, with a web-based user interface and bio- and chemoinformatics tools, to facilitate access and data mining, and is designed to aid medicinal chemists, pharmacologists and toxicologists in accelerating drug discovery through drug lead optimization and reduction of drug candidate failure in clinical trials.

Discontinued Products and Services

We recognized revenue in 2002 from the following product that we no longer offer:

•	LifeSeq Gold Database. The LifeSeq Gold database contained more than 7.5 million sequences—5.5 million of which are proprietary to Incyte—representing more than 90% of the human genes. These sequences came from more than 1,500 different libraries from both normal and diseased tissue, including many libraries biased toward rare genes and alternate splice variants, which are variations of known genes that can be similar to, but longer, shorter, or of the same length but of a different sequence from the known gene. More than 1,100 of the libraries in LifeSeq Gold were proprietary to Incyte. The database also contained public domain genomic data that had been curated and aligned with our gene transcript data using our proprietary informatics processes and sequences corresponding to rare genes. Current LifeSeq Gold subscribers were converted to LifeSeq Foundation.

In addition, in 2001, we exited the following activities: genomic screening products, public domain clone products and related services, transgenic products and services and SNP discovery services. Revenue from these product offerings was recognized in 2000, 2001 and 2002 associated with the wind down of these activities.

Database Production

We engage in the high-throughput automated sequencing of genes derived from tissue samples followed by the computer-aided analysis of each gene sequence to identify homologies to genes of known function in order to predict the biological function of newly identified sequences. The derivation of information in our databases that include gene sequences involves the following steps:

•	Tissue Access. We obtain tissue samples representing most major organs in the human body from various academic and commercial sources. Where possible, we obtain information as to the medical history and pathology of the tissue. The genetic material is isolated from the tissue and prepared for analysis. The results of this analysis, as well as the corresponding pathology and medical history information, are incorporated into the databases.

•	High-Throughput cDNA Sequencing. We utilize specialized teams in an integrated approach to our high-throughput sequencing and analysis effort. One team develops and prepares cDNA libraries from biological sources of interest, a second team prepares the cDNAs using robotic workstations to perform key steps that result in purified cDNAs for sequencing, and a third team operates the automated DNA sequencers.

•	Bioinformatics. Sequence information generated from our high-throughput sequencing operations is uploaded to a network of servers. Our proprietary bioinformatic software then assembles and edits the sequence information. The sequence of each cDNA is compared via automated, computerized algorithms to the sequences of known genes in our databases and public domain databases to identify whether the cDNA codes for a known protein or is homologous to a known gene. Each sequence is annotated as to its cell or tissue source, its relative abundance and whether it is homologous to a known gene with known function. The bioinformatics staff monitors this computerized analysis and may perform additional analyses on sequence information. The finished data are then added to our proprietary sequence databases.

Patents and Proprietary Technology

Our ability to license proprietary genes may be dependent upon our ability to obtain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. We rely on patent, trade secret and copyright law, as well as nondisclosure and other contractual arrangements, to protect our intellectual property. Other pharmaceutical, biotechnology and biopharmaceutical companies, as well as academic and other institutions, have filed applications, may have been issued patents or may obtain additional patents and proprietary rights, relating to products or processes competitive to our products or processes. Patent applications filed by competitors may claim some of the same gene sequences or partial gene sequences as those claimed in patent applications that we file. We are aware that some entities have made, or have announced their intention to make, gene sequences publicly available. Publication of sequence information may adversely affect our ability to obtain patent protection for sequences that have been made publicly available.

Our current policy is to file patent applications on what we believe to be novel full-length genes obtained through our high-throughput computer-aided gene sequencing and characterization efforts. We have filed U.S. patent applications in which we have claimed certain partial gene sequences and have filed patent applications in the U.S. and applications under the Patent Cooperation Treaty (“PCT”), designating countries in Europe as well as Canada and Japan, claiming full-length genes associated with cells and tissues that are the subject of our high-throughput gene sequencing program. To date, we hold over 500 U.S. patents with respect to human full-length genes and one issued U.S. patent claiming multiple partial genes expiring between April 2008 and November 2021. Currently, we have no registered copyrights for our database-related software.

In 1996, the United States Patent and Trademark Office issued guidelines limiting the number of genes that can be examined in a single patent application. Many of our patent applications containing multiple genes or partial genes contain more than the maximum number allowed under the new guidelines. We are reviewing our options, and due to the resources needed to comply with the guidelines, we may decide to abandon patent applications for some or all of our partial genes, or may not pursue all genes in every patent application.

In 2000, the U.S. Patent and Trademark Office issued new guidelines under which its examiners are to determine whether gene patent applications comply with the U.S. Patent Law’s utility requirements. We believe that our gene patent applications comply with these legal requirements, but uncertainty remains regarding the application of these requirements to our gene patent applications.

We have filed patent applications for patentable SNPs identified with our LifeSeq Foundation database, through our human genome sequencing program, and through the use of our SNP discovery efforts. These patents will claim rights to SNPs for diagnostic and genotyping purposes. The scope of patent protection for genes, including SNPs, is highly uncertain, involves complex legal and factual questions and has recently been the subject of much controversy. No clear policy has emerged with respect to the breadth of claims allowable for SNPs. There is significant uncertainty as to what, if any, claims will be allowed on SNPs.

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

In January and September 1998, Affymetrix, Inc. filed lawsuits in the United States District Court for the District of Delaware alleging infringement by Incyte of three U.S. patents. In December 2001, Affymetrix and Incyte settled the infringement claims. In December 2002, we settled our appeal before the United States District Court for the Northern District of California seeking de novo review of the Board of Patent Appeals and Interferences’ decision relating to patent applications licensed by us from Stanford University.

In October 2001, Invitrogen Corporation filed an action against us in the United States District Court for the District of Delaware, alleging infringement of three patents. The complaint seeks unspecified money damages and injunctive relief. We believe that we have meritorious defenses and intend to defend this suit vigorously. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results.”

Collaborators

As of December 31, 2002, we had agreements for information products, some of which include licensing a portion of our intellectual property, with over 100 pharmaceutical, biotechnology and agricultural companies and academic institutions. Over 96%, 79% and 75% of revenues in 2002, 2001 and 2000, respectively, were derived from such agreements. In general, collaborators agree to pay, during the term of the agreement, fees to receive access to selected modules of our databases and/or licenses of certain of our intellectual property. In addition, if a collaborator develops certain products utilizing our technology and proprietary database information, we could potentially receive royalty payments.

One collaborator contributed 11% of our total revenues in 2000, but no collaborator accounted for 10% or more of total revenues in 2002 or 2001.

For the year ended December 31, 2002, we recorded revenue from collaborators throughout the United States and in Austria, Belgium, Canada, France, Denmark, Germany, India, Israel, Japan, the Netherlands, Switzerland and the United Kingdom. Export revenue for the years ended December 31, 2002, 2001 and 2000 was $34.8 million, $49.7 million and $48.2 million, respectively.

Competition

Our therapeutic discovery and development efforts compete with those of many companies in both the biotechnology and pharmaceutical sectors that are trying to develop new drugs. These competitors include many that have greater resources than we do. These competitors may also have programs addressing the same diseases as our programs but that are at more advanced stages. It is also possible that our therapeutic discovery and development efforts will require access to intellectual property or technologies that are not available to us, or are only available to us on terms that we consider unreasonable.

We believe the following are important aspects of the competitive position of our therapeutic discovery and development efforts:

•	our leading intellectual property portfolio;

•	the experience of our senior management in the discovery and development of drugs; and

•	our relationships with pharmaceutical and biotechnology collaborators.

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

In addition, competitors may discover and establish patent positions with respect to the gene sequences and polymorphisms in our databases. These patent positions, or the public availability of gene sequences comprising substantial portions of the human genome or on microbial or plant genes, could:

•	Decrease the potential value of our databases to our subscribers; and

•	adversely affect our ability to realize royalties or other revenue from commercialization of products based upon such genetic information.

We believe that the following are important aspects of the competitive position of our database products:

•	the features and ease-of-use;

•	our experience in high-throughput gene sequencing;

•	the cumulative size of our databases;

•	the quality of the data, including the annotations in our databases;

•	the consolidation of publicly available and proprietary information in a single product;

•	our computing infrastructure; and

•	our employees and their experience with bioinformatics.

The genomics and biotechnology industries are characterized by extensive research efforts and rapid technological progress. New developments are expected to continue and there can be no assurance that discoveries by others will not render our services and potential products noncompetitive. In addition, significant levels of research in biotechnology and medicine occur in universities and other non-profit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. These entities also compete with us in recruiting talented scientists. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results—Our industry is intensely competitive, and if we do not compete effectively, our revenues may decline and our losses may increase.”

Government Regulation

Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by us, our collaborators or our licensees. Our agreements with our LifeSeq Foundation database subscribers provide for the payment to us of royalties on any pharmaceutical products developed by those subscribers derived from proprietary information obtained from our genomic databases. Thus, the receipt and timing of regulatory approvals for the marketing of such products may have a significant effect on our future revenues.

Any products that we or our collaborators develop will require regulatory clearances prior to commercialization. We believe that the potential products developed by us or our collaborators will be regulated either as biological products or as new drugs. New drugs and biologics are subject to rigorous preclinical and clinical testing and other approval procedures by the United States Food and Drug Administration and may be subject to similar requirements by regulatory authorities in other countries. Various statutes and regulations govern, among other things, the testing, manufacturing, distribution, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs. Obtaining FDA approval has historically been a costly and time-consuming process. We and our collaborators, may encounter significant delays or excessive costs in our efforts to secure necessary approvals. If approvals are obtained, the subsequent compliance with applicable statutes and regulations can also require the expenditure of substantial resources. Any failure by us to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could harm our business.

FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of biologics and drugs. FDA approval is required prior to marketing a pharmaceutical or biologic product in the United States. To obtain this approval the FDA requires clinical trials to demonstrate the safety, efficacy, and potency of the product candidates. Clinical trials are the means by which experimental drugs or treatments are tested in humans. New therapies typically advance from laboratory, research, testing through animal, preclinical testing and finally through several phases of human, clinical testing. Upon successful completion of clinical trials, approval to market the therapy for a particular patient population may be requested from the FDA in the United States.

Generally, in order to gain FDA pre-market approval, a developer first must conduct laboratory studies and animal-model studies to gain preliminary information on a product’s efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug application, which the FDA must review before human clinical trials of a product can start. The investigational new drug application includes a detailed description of the initial animal studies and human investigation to be undertaken. Laboratory studies can take several years to complete, and there is no assurance that an investigational new drug application based on such studies will ever become effective so as to permit human testing to begin.

Human clinical trials are normally conducted in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary activity of the product and are typically conducted with a relatively small number of subjects. Phase II trials normally involve a larger group of subjects and are designed primarily to demonstrate on a preliminary basis efficacy, optimal dosages and expanded evidence of safety. Phase III trials are expanded trials with larger numbers of patients in a number of sites that are intended to gather enough information to statistically evaluate the safety and efficacy of the product.

The FDA receives reports on the progress of each phase of testing, and it may require the modification, suspension, or termination of trials if an unwarranted risk is presented to patients. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. The investigational new drug application process can thus result in substantial delay and expense. Inadvertent regulatory noncompliance by an investigator, or intentional investigator misconduct, can jeopardize the usefulness of study results and, in some circumstances, require a company to repeat a study.

In some cases, reviews of potential drugs may proceed under the accelerated approval regulations, “fast track” statutory provisions, or the expedited review regulations. The accelerated approval provisions apply to products used in the treatment of serious or life-threatening illnesses that appear to provide meaningful therapeutic benefits over existing treatments. The expedited review regulations apply to products for life-threatening and severely debilitating illnesses, especially where no satisfactory alternative therapy exists. These regulations permit approval of such products at the end of Phase II, or before clinical research is completed based on the product’s effect on a clinical endpoint or surrogate endpoint. The FDA retains considerable discretion to determine eligibility for expedited and accelerated review and approval mechanisms.

The results of the preclinical and clinical testing, together with detailed information on the manufacture and composition of the product, are then submitted to the FDA in the form of a Biologics License Application, or BLA, for biologics or New Drug Application, or NDA, for other drugs for approval to commence commercial sales. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept an NDA or BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all. Notwithstanding the submission of relevant data, the FDA may ultimately decide that an NDA or BLA does not satisfy its regulatory criteria for approval and require additional studies. In addition, the FDA may condition marketing approval on the conduct or specific post-marketing studies to further evaluate safety and effectiveness. Among the conditions for an NDA or BLA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform on an ongoing basis with current Good Manufacturing Practices, or GMP. The FDA must inspect and approve all facilities used to manufacture, fill, test and distribute biologic products. Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to compliance with GMP, reporting of adverse effects, advertising, promotion and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

The requirements that we must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in such countries can be as rigorous, costly and uncertain.

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

Corporate History

We were incorporated in Delaware in April 1991 under the name Incyte Pharmaceuticals, Inc. On March 15 2003, we changed our name from Incyte Genomics, Inc. to Incyte Corporation.

Human Resources

As of January 31, 2003, we had 491 employees, including 235 in research and development (including patent legal personnel), 61 in sequencing and reagent production, 33 in bioinformatics, and 162 in marketing, sales, business development, finance, operations support and administrative positions. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good. Our future success will depend in part on the continued service of our key scientific, bioinformatics and management personnel and our ability to identify, hire and retain qualified personnel, including personnel for our therapeutic discovery and development programs. There is intense competition for qualified personnel in the areas of our activities, especially with respect to experienced scientific personnel, and there can be no assurance that we will be able to continue to attract and retain such personnel necessary for the development of our business. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Results—We depend on key employees in a competitive market for skilled personnel, and the loss of the services of any of our key employees would affect our ability to achieve our objectives” and “—We are at the early stage of our therapeutic discovery and development efforts and we may be unsuccessful in our efforts.”

Research and Development

Since our inception, we have made substantial investments in research and technology development. During 2002, 2001 and 2000, we incurred research and development expenditures of $152.4 million, $213.3 million and $192.6 million, respectively.

Available Information

Our website is located at www.incyte.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. We began making available our current reports on Form 8-K on our website in January 2003. Our website and the information contained therein or connected thereto is not intended to be incorporated into this Annual Report on Form 10-K.

Item 2.    Properties

Our corporate headquarters are in Palo Alto, California. Our therapeutic drug and discovery operations are primarily located in our offices in Newark, Delaware. We also have offices in Beverly, Massachusetts; San Diego, California; and Cambridge, England. We also had lease agreements at December 31, 2002 that include facilities that were closed as a part of the restructurings in St. Louis, Missouri; Palo Alto, California; Beverly, Massachusetts; and Cambridge, England. As of December 31, 2002, we had multiple sublease and lease agreements covering approximately 460,000 square feet that expire on various dates ranging from May 2003 to March 2011. Of the approximately 460,000 square feet leased, approximately 243,000 square feet are currently occupied and 217,000 square feet relate to buildings included in the restructurings. We believe that our current facilities are adequate to support our current and anticipated near-term operations and believe that we can obtain additional space we may need in the future on commercially reasonable terms.

Item 3.    Legal Proceedings

Affymetrix

In January and September 1998, Affymetrix, Inc. filed lawsuits in the United States District Court for the District of Delaware alleging infringement by Incyte of three U.S. patents. On December 21, 2001, we settled the following existing patent infringement litigation with Affymetrix, Inc.: Affymetrix, Inc. v. Synteni, Inc. and Incyte Pharmaceuticals, Inc., Case Nos. C 99-21164 JF and C 99-21165 JF (N.D. Cal.); Incyte Genomics, Inc. v. Affymetrix, Inc., Case No. C 01-20065 JF (N.D. Cal.); and the Incyte Opposition to Affymetrix’s European Patent No. EP 0 619 321. The first lawsuit involved several of Affymetrix’s microarray-related patents (U.S. Patent Nos. 5,445,934, 5,744,305 and 5,800,992). The second lawsuit involved our RNA amplification patents (U.S. Patent Nos. 5,716,785 and 5,891,636) and two additional microarray-related patents held by Affymetrix (U.S. Patent Nos. 5,871,928 and 6,040,193). As a part of the settlement, the companies have agreed to certain non-exclusive, royalty-bearing licenses and an internal use license under their respective intellectual property portfolios. Pursuant to the settlement, we received a net cash settlement that was recorded as revenue in 2001. On December 2, 2002, we agreed to settle our appeal before the United States District Court for the Northern District of California seeking de novo review of the Board of Patent Appeals and Interferences’ decision relating to patent applications licensed by us from Stanford University (Case No. C99-21111JF).

Invitrogen

On October 17, 2001, Invitrogen Corporation filed a complaint for patent infringement against Incyte in the United States District Court for the District of Delaware. On November 21, 2001, we filed our answer to Invitrogen’s complaint. In addition, we asserted seven counterclaims against Invitrogen seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches, and patent misuse. We are also seeking our fees, costs, and expenses. Invitrogen filed its answer to our counterclaims on January 9, 2002. The parties are presently engaged in discovery. We believe we have meritorious defenses and intend to defend vigorously the suit brought by Invitrogen.

On November 21, 2001, we filed a complaint against Invitrogen as amended on December 21, 2001 and March 7, 2002, in the United States District Court for the Southern District of California alleging infringement of thirteen of our patents. Eight of the asserted patents (U.S. patent numbers 5,633,149, 5,637,462, 5,817,497, 5,840,535, 5,919,686, 5,925,542, 5,962,263, and 5,789,198) are gene patents. Three of the patents (U.S. patent numbers 5,716,785, 5,891,636, and 6,291,170) relate to RNA amplification and gene expression. Two of the patents (U.S. patent numbers 5,807,522 and 6,110,426) relate to methods of fabricating microarrays of biological samples. The complaint seeks a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen’s conduct, as well as our fees, costs, and interest. We further seek triple damages based on Invitrogen’s willful infringement of our patents.

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

We believe we have meritorious defenses and intend to defend vigorously the suit brought by Invitrogen. However, our defenses may be unsuccessful. At this time, we cannot reasonably estimate the possible range of any loss resulting from this suit due to uncertainty regarding the ultimate outcome. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all. Regardless of the outcome, the Invitrogen litigation is expected to result in future costs to us, which could be substantial.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2002.

Executive Officers of the Registrant

Our executive officers are as follows:

Paul A. Friedman, M.D., age 60, joined Incyte as the Chief Executive Officer and a Director in November 2001. From 1998 until October 2001, Dr. Friedman served as President of DuPont Pharmaceuticals Research Laboratories, a wholly owned subsidiary of DuPont Pharmaceuticals Company (formerly The DuPont Merck Pharmaceutical Company), from 1994 to 1998 he served as President of Research and Development of The DuPont Merck Pharmaceutical Company, and from 1991 to 1994 he served as Senior Vice President at Merck Research Laboratories. Prior to his work at Merck and DuPont, Dr. Friedman was an Associate Professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a Diplomat of the American Board of Internal Medicine, Member of the American Society of Pharmacology and Experimental Therapeutics, Member of the American Society of Clinical Investigation and a Member of the American Society of Biological Chemist. He received his A.B. in Biology from Princeton University and his M.D. from Harvard Medical School.

Robert B. Stein, Ph.D., M.D., age 52, joined Incyte in November 2001 as President and Chief Scientific Officer and as a Director. From September 1996 to November 2001, Dr. Stein was the Executive Vice President of Research and Preclinical Development of DuPont Pharmaceuticals Company (formerly The DuPont Merck Pharmaceutical Company). From May 1990 to September 1996, Dr. Stein was employed by Ligand Pharmaceuticals, Inc., serving as Senior Vice President and Chief Scientific Officer from 1993 to 1996, as Vice President, Research and Preclinical Development from 1992 to 1993 and Vice President, Research from 1990 to 1992. From 1982 to 1990, Dr. Stein held various positions with Merck, Sharp & Dohme Research Laboratories, including Senior Director and Head of the Department of Pharmacology from 1989 to 1990. Dr. Stein received his B.S. in biology and chemistry from Indiana University, his doctorate in Physiology and Pharmacology, and his M.D. from Duke University. He also serves on the Board of Directors of Geron Corporation and diaDexus, Inc.

John M. Vuko, age 52, joined Incyte as Chief Financial Officer in December 1999 and became an Executive Vice President of Incyte in June 2000. Prior to joining Incyte, Mr. Vuko was the primary financial consultant of an affiliate of Achievement Radio Holdings, Inc. from October 1998 to December 1999. From April 1997 to September 1998, Mr. Vuko served as the Senior Vice President and Chief Financial Officer of Achievement Radio Holdings, Inc. From October 1989 to March 1997, Mr. Vuko served in various positions with Ross Stores, Inc., most recently as Senior Vice President and Chief Financial Officer. Prior to his work at Ross Stores, Mr. Vuko held the positions of Corporate Development Executive, Vice President, Treasurer, and Controller with the Cooper family of companies, including CooperVision, Inc., Cooper LaserSonics, Inc. and The Cooper Companies, Inc. Mr. Vuko received his B.A. in Business from San Francisco State University.

Lee Bendekgey, age 45, has been General Counsel of Incyte since January 1998 and served as Interim Chief Financial Officer from June 1999 until December 1999. Mr. Bendekgey became the Secretary of Incyte in June 1998 and an Executive Vice President of Incyte in June 2000. Prior to joining Incyte, Mr. Bendekgey was the Director of Strategic Relations at Silicon Graphics, Inc. from July 1997 through December 1997. He held various positions with SGI from March 1993 through June 1997, including Director of Legal Services, Products and Technology; Senior Counsel, Product Divisions; Group Counsel, Computer Systems Group; and Division Counsel, MIPS Technologies, Inc. From 1982 to 1993, Mr. Bendekgey held associate and partner positions with Graham & James, a law firm in San Francisco, where he specialized in intellectual property protection and licensing. Mr. Bendekgey received his B.A. magna cum laude in Political Science and French from Kalamazoo College and his J.D. from Stanford University.

Kenneth P. Jacobsen, Ph.D., age 51, has served as Executive Vice President, Information Sciences, of Incyte since February 2003. Mr. Jacobsen joined the company in June 2001 as Senior Vice President of Information Sciences. Prior to joining the company, Dr. Jacobsen served as a Vice President at Silicon Graphics Inc. from December 1993 through June 2001. Previously, Dr. Jacobsen held positions with Maspar Computer Corporation, Cydrome Computer Corporation, and Earl and Wright Consultants, a division of SEDCO Corporation. Dr. Jacobsen received his B.Sc. degree in Astrophysics from the California Institute of Technology, and his Ph.D. in Ocean Engineering from the University of California at Berkeley.

James P. Merryweather, Ph.D., age 52, has been an Executive Vice President of Incyte since November 2000 and currently serves as Executive Vice President, Business Development and Commercial Operations. He has led Incyte’s Target Validation Research organization since December 2002 and, prior to that, led Incyte’s Business Development organization from November 2000 until December 2001. He served as Senior Vice President of Client Business Management from July 1999 until November 2000 and served as Vice President of Partnership Programs from March 1999 until July 1999. Prior to joining Incyte, Dr. Merryweather was the Vice President of Program Management at Millennium Pharmaceuticals, Inc. from September 1996 until November 1998. Prior to joining Millennium Pharmaceuticals, Dr. Merryweather was Director of Project Management at Chiron Corporation. Dr. Merryweather held various positions at Chiron from November 1981, including Senior Scientist, Research Leader and Director of Regulatory Affairs. Dr. Merryweather received his Ph.D. in Biochemistry from Washington State University.

Brian W. Metcalf, Ph.D., age 57, has served as Executive Vice President and Chief Drug Discovery Scientist since February 2002. From March 2000 to February 2002, Dr. Metcalf served as Senior Vice President and Chief Scientific Officer of Kosan Biosciences Incorporated. From December 1983 to March 2000, Dr. Metcalf held a number of executive management positions with SmithKline Beecham, most recently as Senior Vice President, Discovery Chemistry and Platform Technologies. Prior to joining SmithKline Beecham, Dr. Metcalf held positions with Merrell Research Center from 1973 to 1983. Dr. Metcalf received his B.S. and Ph.D. in organic chemistry from the University of Western Australia. Dr. Metcalf is also a director of Argonaut Technologies, Inc.

Jason Rubin, age 45, has served as an Executive Vice President, Corporate Affairs, of Incyte since September 2002. Prior to joining Incyte, Mr. Rubin founded and was President of The Redstone Group, LLC, an independent communications consulting firm, from December 1999 to September 2002. From October 1998 to December 1999, he was Vice President of Corporate Communications at Centocor, Inc., which was acquired by Johnson & Johnson in October 1999. From July 1993 to October 1998, he was Vice President of Corporate Communications at Cephalon, Inc. Mr. Rubin received a B.A. in geology from Middlebury College and an M.S. in management from the Massachusetts Institute of Technology.

Paula Swain, age 45, has served as an Executive Vice President, Human Resources, of Incyte since August 2002 and joined the company as Senior Vice President of Human Resources in January 2002. From July 1998 to November 2001, Ms. Swain was Senior Vice President of Human Resources at Bristol-Myers Squibb after it acquired DuPont Pharmaceuticals Company, where she served as Senior Vice President of Human Resources. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and industrial relations from Rockhurst College.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock, par value $.001 (“Common Stock”), is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “INCY.” The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on Nasdaq as reported in its consolidated transaction reporting system.

	High	Low
2001
First Quarter	$30.63	$11.44
Second Quarter	25.07	12.61
Third Quarter	22.56	10.76
Fourth Quarter	21.22	12.68

2002
First Quarter	20.45	10.45
Second Quarter	11.98	5.80
Third Quarter	7.47	3.80
Fourth Quarter	6.03	2.88

As of December 31, 2002, our Common Stock was held by 369 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under our Equity Compensation Plans is incorporated herein from the information under the caption “Equity Compensation Plan Information” contained in the Proxy Statement.

Item 6.    Selected Consolidated Financial Data

Selected Annual Consolidated Financial Data

(in thousands, except per share data)

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Revenues	$101,612	$219,263	$194,167	$156,962	$134,811
Costs and expenses:
Research and development	152,373	213,336	192,556	146,833	97,192
Selling, general and administrative	47,147	70,626	64,201	37,235	25,438
Loss on sale of assets	313	5,777	—	—	—
Charge for purchase of in-process research and development	—	—	—	—	10,978
Acquisition-related charges	—	—	—	—	1,171
Other expenses(1)	37,331	130,372	—	—	—

Total costs and expenses	237,164	420,111	256,757	184,068	134,779
Income (loss) from operations	(135,552)	(200,848)	(62,590)	(27,106)	32
Interest and other income/(expense), net	9,434	23,453	41,735	5,485	7,416
Interest expense	(9,802)	(10,128)	(10,529)	(316)	(150)
Gain (loss) on certain derivative financial instruments	(1,782)	553	—	—	—
Gain on repurchase of convertible subordinated notes	1,937	2,386	3,137	—	—
Losses from joint venture	—	—	(1,283)	(5,631)	(1,474)

Income (loss) before income taxes and accounting change	(135,765)	(184,584)	(29,530)	(27,568)	5,824
Provision (benefit) for income taxes	1,120	930	205	(800)	2,352

Income (loss) before accounting change	(136,885)	(185,514)	(29,735)	(26,768)	3,472
Cumulative effect of accounting change(2)	—	2,279	—	—	—

Net income (loss)	$(136,885)	$(183,235)	$(29,735)	$(26,768)	$3,472

Basic net income (loss) per share	$(2.03)	$(2.77)	$(0.47)	$(0.48)	$0.06

Number of shares used in computation of basic net income (loss) per share	67,403	66,193	63,211	56,276	53,842

Diluted net income (loss) per share	$(2.03)	$(2.77)	$(0.47)	$(0.48)	$0.06

Number of shares used in computation of diluted net income (loss) per share	67,403	66,193	63,211	56,276	57,798

	December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities available-for-sale	$429,018	$507,903	$582,180	$66,937	$111,233
Working capital	381,078	505,113	571,583	58,043	81,437
Total assets	552,139	705,559	886,820	221,934	230,290
Non-current portion of capital lease obligations and notes payable	—	—	—	194	796
Convertible subordinated notes	172,036	179,248	187,814	—	—
Accumulated deficit	(405,024)	(268,139)	(84,904)	(55,169)	(28,401)
Stockholders’ equity	302,410	440,203	622,694	170,282	179,567

(1)	2002 charges relate to restructuring charges. 2001 charges include the following: $68.7 million—goodwill and intangibles impairment; $55.6 million—restructuring charges and $6.1 million—impairment of a long-lived asset. See Note 15 of Notes to Consolidated Financial Statements.
(2)	Reflects the adoption of SFAS 133 related to the recording of warrants held in other companies at fair value at the date of adoption.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Annual Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

When used in this discussion, the words “expects,” “believes,” “anticipates,” “estimates,” “could,” “intends,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the impact of certain critical accounting policies on our financial results; expected expenses and expenditure levels; expected revenues and sources of revenues; expected uses of net cash; expected losses, net losses and net loss levels; expected expenditures including expenditures on intellectual property and research and development; the offset of profits from certain products by other expenditures; the adequacy of capital resources; the expected effect of our contractual obligations on our future liquidity and cash flow; our plans to reduce expenditures in 2003 and the expected spending reductions, workforce reductions and office consolidations; our strategic investments, including anticipated expenditures, losses and expenses; the application of U.S. Patent and Trademark Office utility guidelines to our gene patent applications; costs associated with prosecuting, defending and enforcing patent claims and other intellectual property rights; the size of our intellectual property portfolio and its competitive position; expectation that our information product line assets will help drive co-development and collaborative opportunities for our drug discovery efforts; our strategy with regard to protecting our intellectual property; the effect of pharmaceutical and biotechnology company consolidations, including reduced research and development spending and pricing constraints by pharmaceutical and biotechnology customers and the softening of the market for genomic information and the market for our information products; the effect of our pharmaceutical and biotechnology customers’ focus on late stage research and clinical products on the pricing of, and the length of contractual commitment for, our information products; the expected growth of, and our ability to manage expansion of, our therapeutic discovery and development operations, including operations in multiple locations; our competitive advantage and position; the expected duration of increased competition; future required expertise relating to clinical trials, manufacturing, sales and marketing and for licenses to technology rights; the commercial availability of drugs resulting from our research; our ability to obtain and maintain product liability insurance; and our plan not to obtain earthquake insurance; are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the biotechnology and pharmaceutical industries; actual and future consolidations of pharmaceutical and biotechnology companies; continuing trends with respect to reduced pharmaceutical and biotechnology research spending; our ability to manage our information products on a cash flow positive basis; risks relating to the development of new products and their use by our potential collaborators; the impact of technological advances and competition; unanticipated delays in research and development efforts; the result of further research; the number of employees entitled to receive severance benefits or other costs to be recognized in connection with the expense reduction program; our ability to consolidate our facilities and to exit and close facilities upon anticipated timelines; our ability to deliver products and services to our customers effectively with reduced headcount and management and key employee diversion; our ability to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; decreasing database revenues; the cost of accessing, licensing or acquiring technologies developed by other companies; significant delays or costs in obtaining regulatory approvals; failure to obtain regulatory approval; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene and other discoveries; our ability to integrate Maxia’s operations and programs successfully; our ability to obtain patent protection for our discoveries and to continue to be effective in expanding our patent coverage; the impact of changing laws on our patent portfolio; developments in and expenses relating to litigation; the results of businesses in which we have purchased equity; and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “Incyte,” “we,” “us” or “our” mean Incyte Corporation and its subsidiaries.

Incyte, LifeSeq, BioKnowledge and ZooSeq are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

Overview

Incyte is a drug discovery company that develops proprietary genomic information and applies its expertise in medicinal chemistry and molecular, cellular and in vivo biology to the discovery of novel small molecule and protein therapeutics. We believe we have created the largest commercial portfolio of issued United States patents covering human, full-length genes and the proteins they encode, and license this intellectual property, as well as market our genomic and proteomic information, to many of the world’s leading pharmaceutical and biotechnology companies and academic research centers. We have assembled an experienced and talented drug discovery team that is identifying potential new drug therapies for cancer, inflammatory diseases and other medical conditions.

We were incorporated in Delaware in April 1991 and, until 2001, devoted substantially all of our resources to the development, marketing and sales of genomics technologies and products to the biotechnology and pharmaceutical industries and research and academic institutions to aid in better and faster prevention, diagnosis and treatment of disease. Our products and services included databases, bioreagents, custom sequencing, gene expression, single nucleotide polymorphism, or SNP, discovery, and other services. Over time, we also increased our investments in growing our intellectual property estate to protect our proprietary information as well as our internal and collaborative efforts to identify and validate drug targets.

During 2001, we increased our focus on our therapeutic discovery and development program, and we exited the following activities: microarray products and related services, genomic screening products and services, public domain clone products and related services, contract sequencing services, transgenic products and services and SNP discovery services.

Our business is now focused on our therapeutic discovery and development programs and our information products. Our current products include information databases, intellectual property licensing, and certain other products, such as full-length clones. The fees and the period of access to our database information are negotiated independently with each company. In addition to providing access to pharmaceutical and biotechnology customers, we also provide access to our database to third parties who use the database to develop genomic tools, such as microarrays that require genomic content, which they in turn sell to pharmaceutical and biotechnology researchers. Fees payable by pharmaceutical and biotechnology collaborators for our information products also generally consist of non-exclusive or exclusive fees corresponding to patent rights on proprietary genes and proteins. We may also receive future milestone and royalty payments from collaborators from the development and sale of their products derived from our technology and database information.

We expect that the overall market for our information products will continue to be competitive based on softening of the market for genomic information, shrinking research budgets of our current and potential customers and industry consolidation. Revenue trends indicate that subscribers are being more cautious with their spending to focus more of their resources on late stage research and clinical products than in the past, and this has adversely impacted the pricing of and, in some cases, the length of the contractual commitment for, our information products. We expect this trend to continue into 2003 and that revenues in 2003 will be lower than those recognized in the prior year.

We intend to manage our information products on a cash flow positive basis. Our ability to earn revenues and successfully manage our information products on a cash flow positive basis depends, in large part, on our ability to attract new customers and retain new and existing customers for our information products in an increasingly competitive market environment. Further, we have only received limited royalty revenues to date, and do not expect to receive significant royalty or other revenues from development and commercialization by our customers using our information products for several years, if at all. Revenues from our customers may be subject to significant fluctuation in both timing and amount and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

In conjunction with the 2002 restructuring program, we expect to reduce certain annual expenses by over $80.0 million beginning in 2003, compared with 2002, through a combination of decreased spending, job reductions and office consolidations. The restructuring programs will have little impact on our therapeutic discovery and development programs as we intend to continue to invest in research and development for our therapeutic discovery and development efforts. We expect these expenses to continue to increase in 2003 and that these increases will partially offset our expected expense reductions from the 2002 restructuring program.

We anticipate incurring additional losses for several years as we expand our therapeutic drug discovery and development programs. We also expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. We do not expect to generate revenues from our therapeutic discovery and development efforts for several years, if at all. If we are unable to successfully develop and market pharmaceutical products over the next several years, our business, financial condition and results of operations would be adversely impacted.

Our investment portfolio includes equity and debt investments in publicly-traded and privately-held companies. May of these companies are still in the start-up or development stage. Our investments in these companies are inherently risky because they technologies or products they have under development are typically in the early stages and may never become successful. The market values of many of these investments can fluctuate significantly. Current market conditions may cause us to write-down the value of our investments which could result in future charges to our earnings. The determination of investment impairment involves significant management judgement, and actual amounts realized for any specific investment may differ from recorded values. Because the market value of strategic investments that we hold can fluctuate significantly, and such fluctuations are highly variable and not within our control, any future gains or losses related to strategic investments have not been included in earnings estimates for 2003.

During 2002 and 2001, we reported charges of $37.3 million and $130.4 million, respectively, relating to restructuring programs and long-lived asset write-downs announced in the fourth quarter of each year. A discussion of each of these restructuring programs follows:

During 2001, we exited certain product lines and, as a result of exiting these activities, we closed certain of our facilities in Fremont, California, Palo Alto, California, St. Louis, Missouri and Cambridge, United Kingdom. In addition to the product lines exited, we made infrastructure and other personnel reductions at our locations resulting in an aggregate workforce reduction of approximately 400 employees. A charge for the 2001 restructuring program and impairment of long-lived assets of $130.4 million was recorded in the fourth quarter of 2001 as a result of the change in focus. This charge was comprised of the following items: $68.7 million—goodwill and intangibles impairment; $55.6 million—restructuring charges (including $32.6 million in equipment and other assets impaired) and $6.1 million—impairment of a long-lived asset. Revenues from exited product lines for the years ended 2002 and 2001 were $3.6 million and $45.3 million, respectively. Additional charges for restructuring expenses of $3.4 million were recorded in 2002, primarily for contract-related settlements, impairment of long-lived assets and facilities lease expenses in excess of estimated amounts, offset by the release of other restructuring accruals in excess of actual expenses.

On November 12, 2002, we announced plans to reduce our expenditures, primarily in research and development, through a combination of spending reductions, workforce reductions and office consolidations. The expense reduction plan included elimination of approximately 37% of our workforce in Palo Alto, California, Beverly, Massachusetts, and Cambridge, England and consolidation of our office and research facilities in Palo Alto, California. As a result of these actions, we incurred a charge of $33.9 million during the fourth quarter of 2002.

In November 2002, we entered into an agreement to acquire Maxia Pharmaceuticals, Inc., a privately-held company based in San Diego, California. Maxia is a drug discovery and development company that specializes in small molecule drugs targeting diabetes and other metabolic disorders, cancer, inflammatory diseases and heart disease. On February 18, 2003, one of our wholly owned subsidiaries was merged with and into Maxia. As a result of the merger:

•	Maxia became a wholly owned subsidiary of Incyte;

•	Each share of Maxia common stock outstanding immediately prior to the merger was converted into the right to receive 0.05496 of a share of our common stock;

•	Each share of Maxia Series A Preferred Stock outstanding immediately prior to the merger was converted into the right to receive 0.20035 of a share of our common stock; and

•	Each share of Maxia Series B Preferred Stock and Maxia Series C Preferred Stock outstanding immediately prior to the merger was converted into the right to receive 0.46237 of a share of our common stock and $0.14895 in cash.

The former stockholders of Maxia received, in the aggregate, approximately 2,625,820 shares of our common stock and approximately $580,000 in cash upon the consummation of the merger. We also assumed outstanding third party indebtedness of approximately $920,000. $2.5 million in cash and 975,000 shares of our common stock was paid to certain debt holders of Maxia. The cash portion of the purchase price was provided from our existing cash balances.

In addition, upon the consummation of the merger, all outstanding shares of Maxia Series A-Additional Payments, Maxia Series B-Additional Payments, Maxia Series C-Additional Payments and Maxia Common-Additional Payments were converted, in the aggregate, into the right to receive:

•	up to 437,636 shares of our common stock and $500,000 in cash on the second anniversary of the consummation of the merger; and

•	up to 437,636 shares of our common stock and $500,000 in cash on the third anniversary of the consummation of the merger.

Further, all outstanding shares of Maxia Series A-Earn Out, Maxia Series B-Earn Out, Maxia Series C-Earn Out and Maxia Common-Earn Out were converted, in the aggregate, into the right to receive certain Earn Out Amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock could potentially be paid pursuant to the earn out milestones. The milestones occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger.

Prior to entering into the merger agreement, in August 2002, we loaned Maxia $1.5 million in exchange for the right to negotiate with Maxia exclusively regarding an acquisition or other strategic transaction. In exchange for the loan, Maxia issued a $1.5 million senior convertible note to us. Interest on the note would have accrued at the rate of 8% per year in the event the negotiations with Maxia had terminated. The note was convertible into shares of any class or series of Maxia capital stock at a set conversion price. This note was applied as a portion of the consideration in the transaction.

In addition, we loaned Maxia an aggregate of $1.4 million to cover their operating expenses during the period between the signing of the merger agreement and the consummation of the merger. In exchange for the loan, Maxia issued to us a second senior convertible note. Through December 31, 2002, we had funded $0.9 million under this note, which was charged to research and development expense. Although our analysis of purchase price allocation remains incomplete, we expect to record a charge in the first quarter of 2003 to the extent our final analysis concludes that total purchase price should be allocated to in-process research and development or other expenses.

Frederick B. Craves, one of our directors, is a partner of Bay City Capital, which held shares of Maxia stock. The transaction with Maxia was negotiated at arms’ length and, because Dr. Craves is a director of both companies, a special committee of the Board of Directors, which did not include Dr. Craves, was formed to consider and approve this related party transaction.

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

Valuation of Long-Lived Assets.    We assess the impairment of long-lived assets, which includes property and equipment as well as intangible and other assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could indicate the need for an impairment review include the following:

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

Accounting for Long-Term Investments.    We monitor our investment portfolio for impairment on a periodic basis. Our investment portfolio includes equity and debt investments in publicly-traded and privately-held companies. Many of these companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under developement are typically in the early stages and may never become successful. Investments in publicly-traded companies are classified as available-for-sale and are adjusted to their fair value each period based on their traded market price with any adjustments being recorded in other comprehensive income. Investments in privately-held companies are carried at cost. We record an investment impairment charge when we believe that the investment has experienced a decline in value that is other than temporary. The determination of whether an impairment is other than temporary consists of a review of qualitative and quantitative factors by members of senior management. Generally, declines that persist for six months or more are considered other than temporary. We use the best information available in these assessments, however, the information available may be limited. These determinations involve significant management judgment, and actual amounts realized for any specific investment may differ from the recorded values. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional impairment charges.

Restructuring Charges.    The restructuring charges resulting from the 2002 and 2001 restructuring programs have been recorded in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”) and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges (“SAB 100”). The restructuring charges are comprised primarily of costs to exit facilities, reduce our workforce, write-off fixed assets, and costs of outside services incurred in the restructuring. The workforce reduction charge was determined based on the estimated severance and fringe benefit charge for identified employees. In calculating the cost to exit the facilities, we estimated for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, the amount, if any, of sublease receipts and real estate broker fees. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Estimates were also used in our calculation of the estimated realizable value on equipment that is being held for sale. These estimates were formed based on recent history of sales of similar equipment and market conditions. Our assumptions on either the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of fixed assets held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates.

Results of Operations

We recorded net losses for the years ended December 31, 2002, 2001 and 2000 of $136.9 million, $183.2 million and $29.7 million, respectively. On a basic and diluted per share basis, net loss was $2.03, $2.77 and $0.47 for the years ended December 31, 2002, 2001 and 2000, respectively.

Revenues.    Revenues for the years ended December 31, 2002, 2001 and 2000 were $101.6 million, $219.3 million and $194.2 million, respectively.

Revenues are derived primarily from information products, which include licensing of our intellectual property, and custom genomics products. Information products include database subscriptions, licensing, and partner programs and represented 96%, 79% and 75% of total net revenues in 2002, 2001 and 2000, respectively. Custom genomics includes microarray-based gene expression products and services, genomic screening products and services, public domain clone products and related services, contract sequencing and SNP discovery services and represented 4%, 21% and 25% of total net revenues in 2002, 2001 and 2000, respectively. The decrease in revenues in 2002 over 2001 reflects a softening in the market for genomic information, a reduction in research spending by pharmaceutical and biotechnology companies due in part to consolidations within these industries, their efforts to reduce spending and the concomitant impact on the price of our information products, and the elimination of several lower margin product lines. Our database subscription and licensing revenues have been adversely impacted as subscribers are being more cautious with their spending than in the past. Revenues for the years ended 2002 and 2001 included $3.6 million and $45.3 million, respectively, of revenue associated with the exited custom genomics product lines that was announced in the fourth quarter of 2001. The increase in information product revenues in 2001 from 2000 is primarily due to an increase in licensing of our intellectual property.

For the years ended December 31, 2002, 2001 and 2000, revenues from companies considered to be related parties, as defined by SFAS 57 were $1.7 million, $27.0 million, and $0 million. Our related parties consist of companies in which members of our Board of Directors have invested, either directly or indirectly, or in which a member of our Board of Directors is an officer or holds a seat on the board of directors.

Revenues received from agreements in which collaborators paid with equity or debt instruments in their company were $2.4 million, $8.1 million and $6.6 million in 2002, 2001 and 2000, respectively. Additionally, revenues received from agreements in which we concurrently invested funds in the collaborator’s equity securities were $0.7 million, $14.1 million and $6.4 million in 2002, 2001 and 2000, respectively.

Revenues recognized from agreements executed prior to 2002 in which a concurrent commitment was entered into to purchase goods or services from the other party for the years ended December 31, 2002, 2001 and 2000 were $4.0 million, $24.7 million and $6.7 million, respectively. No transactions in which we had a concurrent commitment to purchase goods or services were entered into during the year ended December 31, 2002. Of commitments made in prior periods, we expensed $22.0 million, $18.7 million and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The above transactions were recorded at fair value in accordance with our revenue recognition policy.

Operating Expenses.    Total costs and expenses for the years ended December 31, 2002, 2001 and 2000 were $237.2 million, $420.1 million and $256.8 million, respectively. In conjunction with the 2002 restructuring program, we expect to reduce certain annual expenses by over $80.0 million beginning in 2003, compared with 2002, through a combination of decreased spending, job reductions and office consolidations. The restructuring programs will have little impact on our therapeutic discovery and development programs as we intend to continue to invest in research and development for our therapeutic discovery and development efforts. We expect these expenses to continue to increase in 2003, and that such increases will partially offset our expected expense reductions from the 2002 restructuring program.

Research and development expenses.    Research and development expenses for the years ended December 31, 2002, 2001 and 2000 were $152.4 million, $213.3 million and $192.6 million, respectively. The decrease in

2002 from 2001 was primarily the result of expenses eliminated in the exit of the custom genomics product lines, partially offset by increased therapeutic discovery and development expenses and certain write-offs related to impaired research and development assets. Higher research and development expenses in 2001, when compared with 2000, were primarily the result of having a full year of activity in 2001 related to the Proteome acquisition, which was completed in December 2000, and an increase in the costs related to our therapeutic discovery and development efforts. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the years ended December 31, 2002, 2001 and 2000 were $47.1 million, $70.6 million and $64.2 million, respectively. The decrease in 2002 over 2001 resulted primarily from the exit of the custom genomics product lines, infrastructure reductions and decreased legal expenses, partially offset by general and administrative expenses incurred to support our therapeutic discovery and development efforts. The increase in 2001 over 2000 resulted primarily from having a full year of activity related to the Proteome acquisition, which was completed in December 2000, and increased legal expenses related to our patent infringement cases. Our selling, general and administrative expenses include legal expenses of $4.6 million and $14.6 million in 2002 and 2001, respectively, related to our patent infringement lawsuits with Affymetrix and Invitrogen, and $8.9 million in 2000 related to our patent infringement lawsuits with Affymetrix and GeneLogic. Regardless of the outcome, the Invitrogen litigation is expected to result in future costs to us, which could be substantial.

Loss on Sale of Assets.    Loss on sales of assets for the years ended December 31, 2002 and 2001 were $0.3 million and $5.8 million, respectively. The 2002 loss is due to routine disposition of assets in the normal course of business. The loss in 2001 resulted from the divestiture of the transgenics product line and the sale of certain of those assets. There were no significant sales of assets in 2000.

Other expenses.    Other expenses for the years ended December 31, 2002 and 2001 were $37.3 million and $130.4 million, respectively, represent charges recorded in connection with restructuring and long-lived asset impairments. In 2002, these expenses consisted of $7.3 million in workforce reduction, $8.6 million in equipment and other asset write-offs, $18.0 million in lease commitments and other accruals related to the restructuring announced in the fourth quarter of 2002, and $3.4 million related to the increase in the 2001 restructuring charges. In 2001, these expenses, of which $109.4 million were non-cash charges, were comprised of the following items related to the restructuring in the fourth quarter of 2001: $68.7 million—goodwill and intangibles impairment and $55.6 million—nonrecurring restructuring charges and $6.1 million—impairment of long-lived asset.

Interest and Other Income/Expense, Net.    Interest and other income/expense, net, for the years ended December 31, 2002, 2001 and 2000, was income of $9.4 million, $23.4 million and $41.7 million, respectively. The decrease in 2002 from 2001 was primarily due to a decrease in cash invested and lower interest rates in 2002, and long-term investment impairment charges deemed to be other than temporary, totaling $9.8 million in 2002, which were lower than 2001 impairment charges. The decrease in 2001 from 2000 was primarily due to the impact of impairment charges recorded in 2001 totaling $14.7 million on long-term investments due to declines in values deemed to be other than temporary. To a lesser degree, the decrease in the cash and marketable securities average balances for 2001 and lower interest rates also contributed to the lower interest income. The activity on discrete investments within our portfolio, in any given period, may result in gains or losses on sales or impairment charges.

Interest Expense.    Interest expense for the years ended December 31, 2002, 2001 and 2000 was $9.8 million, $10.1 million and $10.5 million, respectively. The decrease in 2002 from 2001 resulted primarily from the timing impact of the early retirement of $6.7 million and $8.0 million face value of our convertible subordinated notes in 2002 and 2001, respectively. The small decrease in 2001 from 2000 is due to a lower average outstanding balance of our convertible subordinated notes as a result of the timing of issuance in 2000 and subsequent repurchases of $23.0 million face value in 2000 and 2001, causing the interest thereon to decrease.

Gain/(Loss) on Certain Derivative Financial Instruments, Net.    Loss on certain derivative financial instruments for the year ended December 31, 2002 of $1.8 million and gain on certain derivative financial instruments for the year ended December 31, 2001 of $0.6 million represents the change in fair value of certain long-term investments, specifically warrants held in other companies, in accordance with SFAS 133. Gain or loss on derivative financial instruments may fluctuate in any given period based upon current market conditions and is recognized during the period of change.

Gain on Repurchase of Convertible Subordinated Notes.    In 2002, 2001 and 2000, we repurchased $6.7 million, $8.0 million and $15.0 million face value of our 5.5% convertible subordinated notes on the open market, respectively. The repurchase resulted in a gain of $1.9 million, $2.4 million and $3.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Losses from Joint Venture.    We incurred no losses from joint venture for the years ended December 31, 2002 and 2001. Loss from joint venture was $1.3 million for the year ended December 31, 2000. In September 1997, we formed a joint venture, diaDexus, LLC (“diaDexus”) with SmithKline Beecham Corporation. The loss represents our share of diaDexus’ losses from operations. On April 4, 2000, diaDexus converted from an LLC to a corporation and completed a private equity financing at which time we no longer had significant influence over diaDexus. Accordingly, we began accounting for our investment in diaDexus under the cost method of accounting as of the date of the financing, and therefore did not include diaDexus’ results of operations in our statement of operations subsequent to that date.

Provision for Income Taxes.    Due to our net loss in 2002, 2001 and 2000, we had a minimal effective annual income tax rate. The provisions for income taxes for 2002, 2001 and 2000 are primarily attributable to foreign withholding taxes.

Recent Accounting Pronouncements

In August 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additionally, SFAS 146 establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the statement on January 1, 2003 will not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our results of operations or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) issued a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF Issue No. 00-21”). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial position.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require more prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting (“APB 28”) to require disclosure about the net income effects in interim financial information. The provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions of this statement have been included in our 2002 notes to consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities by requiring the variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We believe that none of our investments qualify as entities that require consolidation under FIN 46 and will adopt this Interpretation in the third quarter of fiscal year 2003.

Liquidity and Capital Resources

As of December 31, 2002, we had $429.0 million in cash, cash equivalents and marketable securities, compared to $507.9 million as of December 31, 2001. We have classified all of our marketable securities as short-term, as we may choose not to hold our marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $58.3 million, $47.0 million and $13.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The change in net cash used in 2002 as compared to 2001 was primarily due to the increase in net loss in 2002, adjusted for non-cash items such as restructuring charges and impairment of long-lived assets, as well as the decrease in accrued and other liabilities and deferred revenue, offset by higher cash provided by the decrease in accounts receivable in 2002 as compared to 2001. The change in net cash used in 2001 as compared to 2000 was primarily due to the increase in net loss in 2001, less non-cash restructuring charges and impairment of long-lived assets, as well as increases in cash usage for accounts receivable and accounts payable.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and net purchases of long-term investments. Capital expenditures for the years ended December 31, 2002, 2001 and 2000, were $11.9 million, $12.9 million and $59.5 million, respectively. Capital expenditures decreased in 2002 due to reduced operational needs given our exit of custom genomics product lines, partially offset by increased spending on our therapeutic discovery and development efforts. Capital expenditures decreased in 2001 from 2000 due to lower spending on computer equipment, laboratory equipment and minimal spending on leasehold improvements in 2001. Cash used for long-term investments in companies having operations or technology in areas within our strategic focus was $5.0 million, $28.0 million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. In 2000 we sold a strategic equity investment, resulting in proceeds of $7.9 million and a gain of $5.4 million, and diaDexus repaid its $2.5 million note to us. In 2000, we paid $36.9 million, net of cash received, in connection with the acquisition of Proteome. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash used by financing activities was $3.2 million for the year ended December 31, 2002 and net cash provided by financing activities was $5.8 million and $619.1 million for the years ended December 31, 2001 and 2000, respectively. Net cash used by financing activities in 2002 was primarily due to amounts paid to repurchase shares of our common stock and to repurchase convertible subordinated notes, offset by proceeds received from the issuance of common stock under our stock option and employee stock purchase plans. In October 2002, we announced that our board of directors authorized the expenditure of up to $30.0 million to repurchase shares of our common stock in open market and privately negotiated transactions. Through December 31, 2002, we had purchased, and retired, 1,135,000 shares of common stock for an aggregate purchase price of $5.7 million. Net cash provided by financing activities in 2001 was primarily due to proceeds received from the issuance of common stock under our stock option and employee stock purchase plans, offset by amounts paid to repurchase convertible subordinated notes. Net cash provided by financing activities in 2000 was primarily due to our raising of additional funds in two financing transactions. In February 2000, we issued $200.0 million aggregate principal amount of 5.5% convertible subordinated notes due 2007 in a private placement, resulting in net proceeds of $196.8 million. Also in February 2000, we issued 4,000,000 shares of our common stock in a private placement, for an aggregate purchase price of $422.0 million. Net proceeds from the sale of those shares were $403.3 million.

The following summarizes our contractual obligations at December 31, 2002 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

Contractual Obligations:	Total	Less Than 1 Year	Years 1–3	Years 4–5	Over 5 Years
Convertible subordinated debt	$170.3	$—	$—	$170.3	$—
Interest on convertible subordinated debt	42.1	9.4	18.7	14.0	—
Non-cancelable operating lease obligations	75.3	15.2	19.3	15.9	24.9

Total contractual obligations	$287.7	$24.6	$38.0	$200.2	$24.9

We also have purchase commitments of $11.3 million at December 31, 2002, the timing of which is dependent upon provision by the vendor of products or services. Additionally, we have committed to purchase equity in certain companies when certain events occur. The total amount committed at December 31, 2002 was $5.0 million. These commitments are considered contingent commitments as a future event must occur in order to cause the commitment to be enforceable.

We expect to use net cash in 2003 as we invest in our therapeutic discovery and development programs, including continued expansion of our laboratory facilities; continue to invest in our intellectual property portfolio; make payments related to our restructuring programs; continue to seek access to technologies through investments, research and development and new alliances, license agreements and/or acquisitions; make strategic investments; and continue to make improvements in existing facilities.

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

In February 2003, we completed our acquisition of Maxia. The former stockholders of Maxia received, in the aggregate, approximately 2,625,820 shares of our common stock and approximately $580,000 in cash upon the consummation of the merger. We also assumed outstanding third party indebtedness of approximately $920,000. $2.5 million in cash and 975,000 shares of our common stock was paid to certain debt holders of Maxia. The cash portion of the purchase price was provided from our existing cash balances.

In addition, upon the consummation of the merger, all outstanding shares of Maxia Series A-Additional Payments, Maxia Series B-Additional Payments, Maxia Series C-Additional Payments and Maxia Common-Additional Payments were converted, in the aggregate, into the right to receive:

•	up to 437,636 shares of our common stock and $500,000 in cash on the second anniversary of the consummation of the merger; and

•	up to 437,636 shares of our common stock and $500,000 in cash on the third anniversary of the consummation of the merger.

Further, all outstanding shares of Maxia Series A-Earn Out, Maxia Series B-Earn Out, Maxia Series C-Earn Out and Maxia Common-Earn Out were converted, in the aggregate, into the right to receive certain Earn Out Amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock could potentially be paid pursuant to the earn out milestones. The milestones occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger.

Prior to entering into the merger agreement, in August 2002, we loaned Maxia $1.5 million in exchange for the right to negotiate with Maxia exclusively regarding an acquisition or other strategic transaction. In exchange for the loan, Maxia issued a $1.5 million senior convertible note to us. Interest on the note would have accrued at the rate of 8% per year in the event the negotiations with Maxia had terminated. The note was convertible into shares of any class or series of Maxia capital stock at a set conversion price. This note was applied as a portion of the consideration in the transaction.

In addition, we loaned Maxia an aggregate of $1.4 million to cover their operating expenses during the period between the signing of the merger agreement and the consummation of the merger. In exchange for the loan, Maxia issued to us a second senior convertible note. Through December 31, 2002, we had funded $0.9 million under this note, which was charged to research and development expense.

FACTORS THAT MAY AFFECT RESULTS

RISKS RELATING TO OUR FINANCIAL RESULTS

We have had only limited periods of profitability, we expect to incur losses in the future and we may not return to profitability.

We had net losses from inception in 1991 through 1996 and in 1999 through 2002. Because of those losses, we had an accumulated deficit of $405.0 million as of December 31, 2002. We intend to continue to spend significant amounts on new product and technology development, including the expansion of our research and development efforts for therapeutic discovery and development, the determination of the sequence of genes and the filing of patent applications regarding those gene sequences, the determination of gene functions, and our research and development alliances. As a result, we expect to incur losses in 2003. We expect to report net losses in future periods as well.

We expect that any cash flows from our information products, including our database products and our intellectual property licensing, will be more than offset by expenditures for our therapeutic discovery and development efforts. We anticipate that these efforts will increase as we focus on the studies that are required before we can sell, or license to a third party, a drug product. The development of therapeutic products will require significant expenses for research, development, testing and regulatory approvals. Unless we generate significant revenues to pay these costs, we will not return to profitability. We cannot be certain whether or when we will again become profitable because of the significant uncertainties relating to our ability to generate commercially successful drug products that will generate significant revenues.

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

The market values of many of these investments can fluctuate significantly. We evaluate our long-term equity investments for impairment of their values on a quarterly basis. The volatility of the equity markets and the uncertainty of the biotechnology industry may result in fluctuations in the value of our investments in public companies. The value of our investments in private companies can also fluctuate significantly. Current market conditions may cause us to write-down the value of our private company investments. Many private companies are encountering difficulties in raising capital in the current market, and even if they are successful, subsequent rounds of financing are often at lower valuations than previous rounds. Impairment could result in future charges to our earnings. Our strategic investments may cause our earnings to decline or our losses to increase.

Our debt investments are impacted by the financial viability of the underlying companies.

We have a diversified portfolio of investments. The ability for our debt investments to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company. Should the underlying company suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

Because our sales cycle is lengthy, we may spend a lot of time and money trying to obtain new or renewed subscriptions to our products but may be unsuccessful, which could hurt our profitability.

Our ability to obtain new customers for information products, to enter into license agreements for our intellectual property or to obtain renewals or additions to existing database product subscriptions, depends upon prospective subscribers’ perceptions that our products and services can help accelerate their drug discovery efforts. Our database and licensing sales cycle is typically lengthy because we need to educate our potential subscribers and sell the benefits of our products to a variety of constituencies within potential subscriber companies. In addition, each agreement involves the negotiation of unique terms, and we may expend substantial funds and management effort with no assurance that a new, renewed or expanded agreement will result. These expenditures, without increased revenues, will negatively impact our profitability. Consolidations of pharmaceutical companies involved in drug discovery and development as well as expenditure reductions and an increased focus by our current or potential subscribers on later stage development programs and clinical compounds have affected the timing, progress and relative success of our sales efforts. We expect that any future consolidations and reductions in research budgets will have similar effects. In addition, current or prospective subscribers may perceive us to be in competition with them given our therapeutic discovery and development efforts, which may adversely impact new sales or renewals.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of December 31, 2002, we had:

•	total consolidated debt of $172.0 million,

•	stockholders’ equity of $302.4 million, and

•	a deficiency of earnings available to cover fixed charges of $135.8 million for the year ended December 31, 2002.

A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our convertible subordinated notes due 2007 that we sold in February 2000. At December 31, 2002, $170.3 million face value of those notes were outstanding. The following table shows, as of December 31, 2002, the aggregate amount of our interest payments due in each of the next five calendar years listed:

Year	Aggregate Interest
2003	$9,366,500
2004	9,366,500
2005	9,366,500
2006	9,366,500
2007	4,683,250

Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

•	placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

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

In November 2002, we announced a reduction of approximately 37% of our workforce, including significant personnel reductions in our information product operations, in order to reduce expenses. Many factors, such as the reallocation of responsibilities among remaining personnel, the planned consolidation of our facilities and employee morale issues, may adversely impact our ability to deliver our products in accordance with our current plans or customer expectations, cause delays in the delivery of our products, or lead us to change our information product plans, which in turn may have a negative impact on our revenues and customer relationships. In addition, the implementation of the expense reduction program may itself result in customer concerns regarding our future performance and our ability to meet their expectations for our products, the diversion of efforts of our executive management team and other key employees, and higher than anticipated costs, any of which may negatively impact our operating results. Further, our management has announced that if our information products activities are not cash flow positive in 2003, further expense reductions may be necessary which, in turn, may also have a negative impact on our operating results.

Difficulties we may encounter managing the growth of our therapeutic discovery and development efforts may divert resources and limit our ability to successfully expand our business.

Our anticipated growth in the future of our therapeutic discovery and development programs, and our establishment of those operations places a strain on our infrastructure. As those operations expand, we expect that we will need to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. To manage our growth effectively, we must continue to improve our operational controls, reporting systems and procedures. We may not be able to successfully implement improvements to our systems and procedures in an efficient or timely manner. In addition, we are currently exploring permanent locations on the East Coast of the United States for our therapeutic discovery and development operations. If we are unable to locate facilities on a timely basis, if at all, the growth of our therapeutic discovery and development operations may be adversely impacted.

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

We compete in markets that are new, intensely competitive, rapidly changing, and fragmented. Many of our current and potential competitors have greater financial, human and other resources than we do. If we cannot respond quickly to changing customer requirements, secure intellectual property positions, or adapt quickly and obtain access to new and emerging technologies, our revenues may decline and commercial opportunities for any of our drug products may be reduced or eliminated. Our competitors include:

•	Applera Corporation,

•	Gene Logic Inc.,

•	pharmaceutical and biotechnology companies, and

•	universities and other research institutions.

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

Extensive research efforts resulting in rapid technological progress characterize the genomics industry. To remain competitive, we must continue to expand our databases, improve our software, and invest in new technologies. New developments will probably continue, and discoveries by others, or the availability of such new discoveries in the public domain, may render our services and potential products noncompetitive.

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

In addition, we rely primarily on a strategic collaboration with one software provider to provide important functionality for our products. If this collaborator suffers business difficulties, or provides functionality that does not satisfy our customers’ needs, or that our customers can find less expensively elsewhere, we may spend time and money to replace the functionality, we may not be able to deliver on customer commitments, and we may be otherwise adversely affected or our customer relationships and revenues may suffer.

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

The success of our therapeutic discovery and development efforts may depend on our ability to find collaborators or other service providers to leverage our capabilities, and if we are unable to establish future collaborations or if these future collaborations are unsuccessful, our research and development efforts could be negatively affected.

Our strategy may depend in part upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties in the future. We may rely on these arrangements for not only financial resources, but also for expertise or economies of scale that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. In order for any future collaboration efforts to be successful, we must first identify potential collaborators whose capabilities complement and integrate well with ours. Our collaborators may prove difficult to work with or less skilled than we originally expected.

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

At the present time, we have only begun to identify potential therapeutic compounds and have yet to put them into clinical testing. Of the compounds we identify as potential therapeutic candidates, at most, only a few are statistically likely to lead to successful therapeutic development efforts. We expect drugs that result from our research will not be commercially available for a number of years, if at all. Commercialization of any product candidates that we identify and develop depends on successful completion of preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether we, or any of our future collaborators, will be permitted to undertake clinical trials of any potential products. It may take us or any of our future collaborators several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trial do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Data obtained from tests are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. Moreover, if and when our products reach clinical trials, we, or our future collaborators, may decide to discontinue development of any or all of these products at any time for commercial, scientific or other reasons. There is also a risk that competitors and third parties may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products, as well as the potential risk that our products may not be accepted by the marketplace.

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

As part of our business strategy we acquire assets, technologies, compounds and businesses. Our past acquisitions, including our recent acquisition of Maxia Pharmaceuticals, Inc., have involved, and our future acquisitions may involve risks such as the following:

•	we may be exposed to unknown liabilities of acquired companies;

•	our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;

•	we may experience difficulty and expense in assimilating the operations and personnel of the acquired businesses, disrupting our business and diverting management’s time and attention;

•	we may be unable to integrate or complete the development and application of acquired technology, or compounds;

•	we may experience difficulties in establishing and maintaining uniform standards, controls, procedures and policies;

•	our relationships with key customers of acquired businesses may be impaired, due to changes in management and ownership of the acquired businesses;

•	we may be unable to retain key employees of the acquired businesses;

•	we may incur amortization or impairment expenses if an acquisition results in significant goodwill or other intangible assets; or

•	our stockholders may be diluted if we pay for the acquisition with equity securities.

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

We conduct our database and a significant portion of our other activities at our facilities in Palo Alto, California and San Diego, California, which are in seismically active areas. Although we maintain business interruption insurance, we do not have and do not plan to obtain earthquake insurance. A major catastrophe, such as an earthquake or other natural disaster, could result in a prolonged interruption of our business.

RISKS RELATING TO CUSTOMERS AND COLLABORATORS

To generate significant revenues, we must obtain additional database customers and retain existing customers.

If we are unable to enter into additional agreements, or if our current database customers choose not to renew their agreements upon expiration or choose to renew their agreements at lower prices or for shorter durations, we may not generate additional revenues or maintain our current revenues. Our database revenues are also affected by the extent to which existing customers expand their agreements include our new database products and the extent to which existing customers reduce the number of products for which they subscribe, the impact of which will vary based upon our pricing of those products, as well as the pricing of new information product offerings. If the market for genomic information continues to soften, we may be required to lower prices further or restructure our product offerings to continue to meet customer demands which, in turn, may adversely impact our revenues. Some of our database agreements require us to meet performance obligations, some or all of which we may not be successful in attaining. A database customer can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period. In addition, it is likely that database revenues will decrease if we are successful in entering into co-development arrangements with some of our current database subscribers to develop new therapeutic products.

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

If conflicts arise between us and our future corporate collaborators or future scientific advisors, the other party may act in its self-interest and not in the interest of our stockholders. It is likely that many of our future collaborators will be conducting multiple product development efforts within each disease area that is the subject of the collaboration with us. Our future corporate collaborators may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by our future collaborators or to which our future collaborators have rights, may result in their withdrawal of support for our product candidates.

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

We are involved in patent litigation, which if not resolved favorably, could require us to pay damages.

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

We believe we have meritorious defenses and intend to defend the suit brought by Invitrogen vigorously. However, our defenses may be unsuccessful. At this time, we cannot reasonably estimate the possible range of any loss or damages resulting from these suits and counterclaims due to uncertainty regarding the ultimate outcome. In addition, regardless of the outcome, we expect that the Invitrogen litigation will result in future costs to us, which could be substantial. Further, there can be no assurance that any license that may be required as a result of this litigation will be available on commercially acceptable terms, if at all.

If we are subject to additional litigation and infringement claims, they could be costly and disrupt our business.

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

One of our strategies is to file patent applications on what we believe to be novel full-length and partial genes, proteins, antibodies and SNPs obtained through our efforts to discover the order, or sequence, of the molecules, or bases, of genes. We have filed U.S. patent applications in which we claimed partial genes. We have also applied for patents in the U.S. and other countries claiming full-length genes associated with cells and tissues involved in our gene sequencing program. We hold a number of issued U.S. patents on full-length genes, the proteins they encode and antibodies directed against them and one issued U.S. patent claiming multiple partial genes. While the United States Patent and Trademark Office has issued patents covering full-length genes, partial genes and SNPs, the Patent and Trademark Office may choose to interpret new guidelines for the issuance of patents in a more restrictive manner in the future, which could affect the issuance of our pending patent applications. We also do not know whether or how courts may enforce our issued patents, if that becomes necessary. If a court finds these types of inventions to be unpatentable, or interprets them narrowly, the value of our patent portfolio and possibly our revenues could be diminished.

We believe that some of our patent applications claim genes and partial genes that may also be claimed in patent applications filed by others. In some or all of these applications, a determination of priority of inventorship may need to be decided in an interference before the United States Patent and Trademark Office, before a patent is issued. If a full-length or partial length genes for which we seek a patent is issued to one of our competitors, we may be unable to include that full-length or partial length gene in a library of bioreagents. This could result in a loss of revenues.

If the effective term of our patents is decreased due to changes in the United States patent laws or if we need to refile some of our patent applications, the value of our patent portfolio and the revenues we derive from it may be decreased.

The value of our patents depends in part on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that we obtain and may decrease the revenues we derive from our patents. The U.S. patent laws were amended in 1995 to change the term of patent protection from 17 years from patent issuance to 20 years from the earliest effective filing date of the application. Because the average time from filing to issuance of biotechnology applications is at least one year and may be more than three years depending on the subject matter, a 20-year patent term from the filing date may result in substantially shorter patent protection. Also, we may need to refile some of our applications claiming large numbers of genes and, in these situations, the patent term will be measured from the date of the earliest priority application. This would shorten our period of patent exclusivity and may decrease the revenues that we might obtain from the patents.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its investments in short-term marketable debt securities. The Company’s investment policy calls for investment in short term, low risk, investment-grade instruments. As of December 31, 2002, investments in marketable debt securities were $428.3 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2002, the decline in fair value would not be material.

The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments and long-term investments, entered into to further its business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical/biotechnology industry sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of December 31, 2002, long-term investments were $35.5 million.

The Company is exposed to foreign exchange rate fluctuations as the financial results of its foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact the Company’s financial position or results of operations. All of the Company’s revenues are denominated in U.S. dollars. The Company does not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of December 31, 2002, the impact to the Company’s financial position or results of operations would not be material.

Item 8.     Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Incyte Corporation

We have audited the accompanying consolidated balance sheets of Incyte Corporation, formerly known as Incyte Genomics, Inc., as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Corporation, formerly known as Incyte Genomics, Inc., at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 upon adoption of Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets”.

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 31, 2003, except for Note 16 and for the second

    sentence of the first paragraph of Note 1 as to which the dates are February 18, 2003 and March 15, 2003, respectively

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$22,928	$43,368
Marketable securities—available-for-sale	406,090	464,535
Accounts receivable, net(1)	8,485	54,038
Prepaid expenses and other current assets(2)	21,268	29,280

Total current assets	458,771	591,221
Property and equipment, net	31,787	47,927
Long-term investments(3)	35,515	45,272
Intangible and other assets, net(4)	26,066	21,139

Total assets	$552,139	$705,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,073	$7,347
Accrued compensation	14,319	18,812
Interest payable	3,903	4,060
Royalties payable	926	5,001
Accrued and other current liabilities(5)	6,214	11,873
Deferred revenue	11,662	24,045
Accrued restructuring charges	31,596	14,970

Total current liabilities	77,693	86,108
Convertible subordinated notes	172,036	179,248

Total liabilities	249,729	265,356

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 67,177,591 and 66,745,577 shares issued and outstanding at December 31, 2002 and 2001, respectively	67	67
Additional paid-in capital	708,163	707,412
Deferred stock-based compensation	(3,250)	(8,127)
Accumulated other comprehensive income	2,454	8,990
Accumulated deficit	(405,024)	(268,139)

Total stockholders’ equity	302,410	440,203

Total liabilities and stockholders’ equity	$552,139	$705,559

(1)	Includes receivables from companies considered related parties under SFAS 57 of $0.6 million and $10.9 million at December 31, 2002 and 2001, respectively.
(2)	Includes loan receivable from a company considered a related party under SFAS 57 of $1.5 million and $0 million at December 31, 2002 and 2001, respectively, and prepaid expenses to companies considered related parties under SFAS 57 of $2.1 million and $1.4 million at December 31, 2002 and 2001, respectively.
(3)	Includes investments in companies considered related parties under SFAS 57 of $26.1 million and $17.3 million at December 31, 2002 and 2001, respectively.
(4)	Includes loans to executive officers of $0.8 million and $0 million at December 31, 2002 and 2001, respectively. See Note 4.
(5)	Includes accruals of payments to companies considered related parties under SFAS 57 of $1.5 million and $0 million at December 31, 2002 and 2001, respectively.

See accompanying notes

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues(1)	$101,612	$219,263	$194,167
Costs and expenses:
Research and development(2)	152,373	213,336	192,556
Selling, general and administrative(3)	47,147	70,626	64,201
Loss on sale of assets	313	5,777	—
Other expenses(4)	37,331	130,372	—

Total costs and expenses	237,164	420,111	256,757

Loss from operations	(135,552)	(200,848)	(62,590)
Interest and other income (expense), net(5)	9,434	23,453	41,735
Interest expense	(9,802)	(10,128)	(10,529)
Gain (loss) on certain derivative financial instruments	(1,782)	553	—
Gain on repurchase of convertible subordinated notes	1,937	2,386	3,137
Losses from joint venture	—	—	(1,283)

Loss before income taxes and accounting change	(135,765)	(184,584)	(29,530)
Provision for income taxes	1,120	930	205

Loss before accounting change	(136,885)	(185,514)	(29,735)
Cumulative effect of accounting change	—	2,279	—

Net loss	$(136,885)	$(183,235)	$(29,735)

Per share data:
Loss before accounting change	$(2.03)	$(2.80)	$(0.47)
Cumulative effect of accounting change	—	0.03	—

Basic and diluted net loss per share	$(2.03)	$(2.77)	$(0.47)

Shares used in computing basic and diluted net loss per share	67,403	66,193	63,211

(1)	Includes revenues from transactions with companies considered related parties under SFAS 57 of $1.7 million, $27.0 million and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.
(2)	Includes expenses from transactions with companies considered related parties under SFAS 57 of $11.7 million, $0.6 million and $0 million for the years ended December 31, 2002, 2001 and 2000, respectively, and stock based compensation charges of $0 million, $0.1 million and $0 million in 2002, 2001 and 2000, respectively.
(3)	Includes stock-based compensation charges of $4.2 million, $1.3 million and $0.3 million in 2002, 2001 and 2000, respectively, and compensation expense related to loans to executive officers of $0.4 million, $0 million and $0 million in 2002, 2001 and 2000, respectively.
(4)	2002 charges relate to restructuring charges. 2001 charges include the following: $68.7 million—goodwill and intangibles impairment; $55.6 million—restructuring charges and $6.1 million—impairment of a long-lived asset.
(5)	Includes gains on investments in companies considered related parties under SFAS 57 of $1.5 million, $0 million and $0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

See accompanying notes

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Net loss	$(136,885)	$(183,235)	$(29,735)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(7,666)	(13,919)	17,446
Reclassification adjustment for realized gains on marketable securities	1,373	1,993	172
Foreign currency translation adjustment	(243)	3	(148)

Other comprehensive income (loss)	(6,536)	(11,923)	17,470

Comprehensive loss	$(143,421)	$(195,158)	$(12,265)

See accompanying notes

INCYTE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Deferred Compensation	Receivable From Stockholder	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2000	$58	$222,776	$(806)	$(20)	$3,443	$(55,169)	$170,282
Issuance of 2,448,612 shares of Common Stock upon exercise of stock options and 214,617 shares of Common Stock under the ESPP	3	28,625	—	—	—	—	28,628
Issuance of 4,000,000 shares of Common Stock in private equity offering	4	403,351	—	—	—	—	403,355
Issuance of 1,248,522 shares of Common Stock and deferred compensation from stock options assumed in the acquisition of Proteome, Inc.	1	34,640	(2,479)	—	—	—	32,162
Amortization of deferred compensation	—	—	512	—	—	—	512
Repayment of receivable from stockholder	—	—	—	20	—	—	20
Other comprehensive income	—	—	—	—	17,470	—	17,470
Net loss	—	—	—	—	—	(29,735)	(29,735)

Balances at December 31, 2000	66	689,392	(2,773)	—	20,913	(84,904)	622,694
Issuance of 752,191 shares of Common Stock upon exercise of stock options and 301,763 shares of Common Stock under the ESPP	1	11,645	—	—	—	—	11,646
Other	—	(234)	—	—	—	—	(234)
Deferred compensation on issuance of restricted stock units	—	7,933	(7,933)	—	—	—	—
Adjustment of deferred compensation for terminated employees	—	(1,324)	1,324	—	—	—	—
Amortization of deferred compensation	—	—	1,255	—	—	—	1,255
Other comprehensive loss	—	—	—	—	(11,923)	—	(11,923)
Net loss	—	—	—	—	—	(183,235)	(183,235)

Balances at December 31, 2001	67	707,412	(8,127)	—	8,990	(268,139)	440,203
Issuance of 1,133,045 shares of Common Stock upon exercise of stock options and 433,969 shares of Common Stock under the ESPP	1	7,181	—	—	—	—	7,182
Other	—	72	—	—	—	—	72
Adjustment of deferred compensation for terminated employees	—	(1,180)	1,180	—	—	—	—
Amortization of deferred compensation	—	—	3,697	—	—	—	3,697
Stock compensation expense	—	400	—	—	—	—	400
Repurchase of 1,135,000 shares of Common Stock	(1)	(5,722)	—	—	—	—	(5,723)
Other comprehensive loss	—	—	—	—	(6,536)	—	(6,536)
Net loss	—	—	—	—	—	(136,885)	(136,885)

Balances at December 31, 2002	$67	$708,163	$(3,250)	$—	$2,454	$(405,024)	$302,410

See accompanying notes

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(136,885)	$(183,235)	$(29,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges and impairment of long-lived assets	16,720	109,423	—
Depreciation and amortization	23,206	46,410	34,330
Stock-based compensation	4,097	1,255	512
Gain on repurchase of convertible subordinated notes	(1,937)	(2,386)	(3,137)
Compensation expense on executive loans	350	—	—
Cumulative effect of accounting change	—	(2,279)	—
(Gain) loss on derivative financial instruments, net	1,782	(553)	—
Impairment of long-term investments	9,734	14,665	1,033
Realized gain on long-term investments, net	(1,187)	(2,505)	(5,417)
Loss on sale of assets	313	5,777	—
Debt instruments and equity received in exchange for goods or services provided	(2,688)	(8,100)	(6,600)
Losses from joint venture	—	—	1,283
Changes in operating assets and liabilities:
Accounts receivable	45,553	(21,406)	(8,414)
Prepaid expenses and other assets	(10,061)	(14,916)	(19,824)
Accounts payable	1,726	(10,150)	10,816
Accrued and other current liabilities	3,394	19,557	14,912
Deferred revenue	(12,383)	1,439	(3,703)

Net cash used in operating activities	(58,266)	(47,004)	(13,944)

Cash flows from investing activities:
Capital expenditures	(11,890)	(12,919)	(59,510)
Purchase of long-term investments	(5,000)	(28,019)	(3,494)
Proceeds from the sale of long-term investments	2,637	4,337	7,917
Purchase of subsidiary (net of cash received)	—	—	(36,866)
Purchases of marketable securities	(749,352)	(888,366)	(822,357)
Sales of marketable securities	534,009	601,884	274,267
Maturities of marketable securities	271,974	297,226	112,950
Loans to executive officers	(1,150)	—	—
Other	—	300	—

Net cash provided by (used in) investing activities	41,228	(25,557)	(527,093)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	7,182	11,268	31,297
Proceeds from private equity offering	—	—	403,355
Repurchase of common stock	(5,723)	—	—
Proceeds from the issuance of Convertible Subordinated Notes	—	—	196,800
Repurchase of Convertible Subordinated Notes	(4,690)	(5,643)	(11,872)
Principal payments on capital lease obligations and note payable	—	—	(480)
Other	72	145	20

Net cash provided by (used in) financing activities	(3,159)	5,770	619,120

Effect of exchange rate on cash and cash equivalents	(243)	4	(148)
Net increase (decrease) in cash and cash equivalents	(20,440)	(66,787)	77,935
Cash and cash equivalents at beginning of period	43,368	110,155	32,220

Cash and cash equivalents at end of period	$22,928	$43,368	$110,155

Supplemental Schedule of Cash Flow Information
Interest paid	$9,564	$9,526	$6,219

Taxes paid	$1,000	$780	$226

Cash Flow for Acquisition of Subsidiaries
Tangible assets acquired (excluding $808 cash received in 2000)	$—	$—	$1,597
Goodwill and other intangible assets acquired	—	—	70,771
Acquisition costs incurred	—	—	(2,300)
Liabilities assumed	—	—	(1,039)
Deferred compensation assumed	—	—	2,479
Common stock issued	—	—	(34,642)

Cash paid for acquisition (net of $808 cash received in 2000)	$—	$—	$36,866

Supplemental Disclosure of Non-Cash Activity
Deferred compensation on restricted stock units	$—	$7,933	$—

Reversal of deferred compensation	$(1,180)	$(1,324)	$—

See accompanying notes

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Organization and Summary of Significant Accounting Policies

Organization and Business.    Incyte Corporation (the “Company”), formerly Incyte Genomics, Inc., was incorporated in Delaware in April 1991. In March 2003, the Company changed its name to Incyte Corporation. The Company is a drug discovery company that develops proprietary genomic information and applies its expertise in medicinal chemistry and molecular, cellular and in vivo biology to the discovery of novel small molecule and protein therapeutics. The Company believes it has created the largest commercial portfolio of issued United States patents covering human, full-length genes and the proteins they encode, and licenses this intellectual property, as well as markets this genomic and proteomic information, to many of the world’s leading pharmaceutical and biotechnology companies and academic research centers. The Company has assembled an experienced and talented drug discovery team that is identifying potential new drug therapies for cancer, inflammatory diseases and other medical conditions.

Principles of Consolidation.    The consolidated financial statements include the accounts of Incyte Corporation and its wholly owned subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Reclassifications.    Certain amounts reported in previous years have been reclassified to conform to 2002 financial statement presentation.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation.    The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, as appropriate. The resultant translation adjustments are included in the accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange.

Concentrations of Credit Risk.    Cash, cash equivalents, short-term investments, trade receivables, and long-term strategic investments are financial instruments which potentially subject the Company to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. The Company primarily invests its excess available funds in notes and bills issued by the U.S. government and its agencies and corporate debt securities and, by policy, limits the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. The Company’s customers are primarily pharmaceutical and biotechnology companies which are typically located in the United States and Europe. The Company has not experienced any significant credit losses on cash, cash equivalents, short-term investments or trade receivables to date and does not require collateral on receivables. The Company’s long-term investments represent equity and debt investments in a number of companies whose businesses may be complementary to the Company’s business. The Company routinely evaluates the long-term investments for impairment and such evaluations require significant management judgment. The Company records an investment impairment charge when it believes that the investment has experienced a decline in value that is other than temporary. The determination of whether an impairment is other than temporary consists of a review of qualitative and quantitative factors by members of senior management. Generally, declines that persist for six months or more are considered other than temporary. The Company uses the best information available in these assessments, however, the information available may be limited. These determinations involve significant management judgment, and actual amounts realized for any specific investment may differ from the recorded values. Future adverse changes in market conditions, poor

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating results of underlying investments, or company valuations being lowered due to future financing or other specific activity within such company, could result in additional impairment charges. The activity on discrete investments within the Company’s portfolio, in any given quarter, may result in gains or losses on sales or impairment charges. For the years ended December 31, 2002, 2001 and 2000, the Company recognized impairment charges related to long-term investments of $9.8 million, $14.7 million and $1.0 million, respectively. (See Long-Term Investments)

Cash and Cash Equivalents.    Cash and cash equivalents are held in U.S. banks or in custodial accounts with U.S., U.K. and Japan banks. Cash equivalents are defined as all liquid investments with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk.

Marketable Securities—Available-for-Sale.    All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in interest and other income/expense. The cost of securities sold is based on the specific identification method.

The following is a summary of the Company’s marketable security portfolio including cash equivalents of $22.2 million and $35.4 million as of December 31, 2002 and 2001, respectively.

	Amortized Cost	Net Unrealized Gains (Losses)	Estimated Fair Value
	(in thousands)
December 31, 2002
U.S. Treasury notes and other U.S. government and agency securities	$146,314	$1,589	$147,903
Corporate debt securities	278,684	1,696	280,380
Long term equity investments	1,381	124	1,505

	$426,379	$3,409	$429,788

December 31, 2001
U.S. Treasury notes and other U.S. government and agency securities	$131,086	$533	$131,619
Corporate debt securities	363,764	4,567	368,331
Long term equity investments	4,947	4,602	9,549

	$499,797	$9,702	$509,499

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002 and 2001, all of the Company’s debt investments are classified as short-term, as the Company has classified its investments as available for sale and may not hold its investments until maturity in order to take advantage of market conditions. Unrealized losses were not material and have therefore been netted against unrealized gains. At December 31, 2002, the Company’s debt marketable securities had the following maturities:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than one year	$260,243	$261,954
Between one and two years	146,800	148,239
Between two and three years	17,955	18,090

	$424,998	$428,283

Net realized gains of $1.4 million, $2.0 million and $0.2 million from sales of marketable securities were included in “interest and other income/expense, net” in 2002, 2001 and 2000, respectively.

Accounts Receivable.    Accounts receivable at December 31, 2002 and 2001 included an allowance for doubtful accounts of $0.5 million and $2.1 million, respectively, with a portion of the allowance reflecting reserves for activities exited in the 2001 restructuring.

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

	December 31,
	2002	2001
	(in thousands)
Office equipment	$4,968	$4,944
Laboratory equipment	24,489	21,149
Computer equipment	70,817	75,906
Leasehold improvements	31,010	33,433

	131,284	135,432
Less accumulated depreciation and amortization	(99,497)	(87,505)

	$31,787	$47,927

Depreciation expense, including amortization expense of assets under capital leases and leasehold improvements, was $19.1 million, $31.2 million and $28.9 million for 2002, 2001 and 2000, respectively.

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-Term Investments.    The Company has made equity and debt investments in a number of companies whose businesses may be complementary to the Company’s business. The Company accounts for its investments for which the shares are freely tradable or become freely tradable within one year of the balance sheet date in accordance with Financial Accounting Standard Board (“FASB”) Statement No. 115, Accounting for CertainInvestments in Debt and Equity Securities (“SFAS 115”), with unrealized gains and losses being reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. In all other cases, the cost method of accounting is used. The Company owns less than 20% of the outstanding voting stock of each long-term investment, and does not have the ability to exert significant influence over these investments.

Derivative Financial Instruments.    The Company holds warrants to purchase equity securities of other companies. Warrants that can be exercised and settled by delivery of net shares such that the Company pays no cash upon exercise or that are held in public companies are deemed derivative financial instruments. Gains and losses resulting from changes in fair value are recognized on the consolidated statement of operations, “Gain (loss) on certain derivative financial instruments” in the period of change. The Company determines the fair value of its warrants through option pricing models using current market price and volatility assumptions. The Company adopted FASB Statement No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”) on January 1, 2001 and recorded a $2.3 million cumulative gain, or $0.03 per share, relating to the valuation of warrants held in other companies, which is recorded in the consolidated statements of operations as a cumulative effect of accounting change. The asset balances are included in long-term investments.

Joint Venture.    In September 1997, the Company formed a joint venture, diaDexus, LLC, with SmithKline Beecham Corporation (“SB”), to utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company and SB each held a 50 percent equity interest in diaDexus and the Company accounted for the investment under the equity method. On April 4, 2000, diaDexus converted from an LLC to a corporation and completed a private equity financing, at which time the Company no longer had significant influence over diaDexus. Accordingly, the Company began accounting for its investment in diaDexus under the cost method of accounting as of the date of the financing. (See Note 12).

Other Intangible Assets.    In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The adoption of this statement on January 1, 2002 did not have a material impact on the Company’s consolidated financial statements; however, it requires disclosure of the effect of the application of SFAS 142 on all periods presented as if the adoption of the statement occurred as of January 1, 2000. The

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reconciliation of reported net income (loss) for the adoption of SFAS 142 is as follows (in thousands, except per share amounts):

	For the Year Ended December 31,
	2002	2001	2000
Reported loss before accounting change	$(136,855)	$(185,514)	$(29,735)
Add back: Goodwill amortization	—	6,938	2,030
Add back: Assembled workforce amortization	—	540	115

Adjusted loss before accounting change	$(136,855)	$(178,036)	$(27,590)

Reported net loss	$(136,855)	$(183,235)	$(29,735)
Add back: Goodwill amortization	—	6,938	2,030
Add back: Assembled workforce amortization	—	540	115

Adjusted net loss	$(136,855)	$(175,757)	$(27,590)

Basic and diluted net loss per share:
Reported loss before accounting change	$(2.03)	$(2.80)	$(0.47)
Goodwill amortization	—	0.10	0.03
Assembled workforce amortization	—	0.01	—

Adjusted loss before accounting change	$(2.03)	$(2.69)	$(0.44)

Reported net loss	$(2.03)	$(2.77)	$(0.47)
Goodwill amortization	—	0.10	0.03
Assembled workforce amortization	—	0.01	—

Adjusted net loss	$(2.03)	$(2.66)	$(0.44)

The Intangible and other assets, net totaling $26.1 million and $21.1 million at December 31, 2002 and 2001, respectively, consist of $20.1 million and $15.8 million of other intangibles, net at December 31, 2002 and 2001, respectively and $6.0 million and $5.3 million of other assets at December 31, 2002 and 2001, respectively. Other intangible assets consist of the following (in thousands):

	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Capitalized patents	$14,465	$(1,582)	$12,883	$7,404	$(478)	$6,926
Capitalized software	7,638	(2,797)	4,841	6,736	(748)	5,988
Acquired database technology	2,638	(429)	2,209	2,638	(61)	2,577
Other intangibles	362	(171)	191	362	(25)	337

Total	$25,103	$(4,979)	$20,124	$17,140	$(1,312)	$15,828

Costs of patents and patent applications are capitalized and amortized on a straight-line basis over their estimated usefully lives of approximately 10 years in accordance with the provisions of Accounting Principles Board Opinion No. 17, Intangible Assets (“APB 17”). Capitalized software costs, which consist of software development costs incurred in developing certain products once the technological feasibility of the products has been determined, are recorded in accordance with FASB Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”), and are amortized on a straight-line basis over the estimated useful life of 3 years. Acquired database technology and other intangible assets recorded in conjunction with the acquisition of Proteome, Inc. are being amortized using the straight-line method over

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated useful lives ranging from 3 to 8 years. Amortization expense for the years ended December 31, 2002, 2001 and 2000 related to other intangibles, including goodwill, was $3.7 million, $14.8 million and $7.3 million, respectively.

The expected future annual amortization expense of other intangible assets is as follows (in thousands):

Year ended December 31,	Amortization Expense
(in thousands)
2003	$3,942
2004	3,917
2005	2,731
2006	1,974
2007	1,876
Thereafter	5,684

Total future amortization expense	$20,124

See Note 15 for a discussion of impairment charges recognized in 2001.

Internal Use Software.    The Company accounts for software developed or obtained for internal use in accordance with Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). The statement requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll related costs. Capitalized software costs, which are included in property and equipment, are depreciated over three to five years.

Royalties Payable.    Royalties payable arise from the sublicense of third party patents. These costs are accrued and matched with revenue recognition in the period of the recording of revenue. The amount accrued at December 31, 2002 arises from the sale of information products for which we owe royalties to third parties.

Accumulated Other Comprehensive Income.    Accumulated Other Comprehensive Income consists of the following:

	December 31,
	2002	2001
	(in thousands)
Unrealized gains on marketable securities	$3,409	$9,702
Cumulative translation adjustment	(955)	(712)

	$2,454	$8,990

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from custom products, such as clones and datasets, are recognized upon completion and delivery. Revenues from custom services are recognized upon completion of contract deliverables. Revenues from gene expression microarray services includes: technology access fees, which are recognized ratably over the access term, and progress payments, which are recognized at the completion of key stages in the performance of the service in proportion to the costs incurred.

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

Revenues received from agreements in which customers paid with equity or debt instruments in their company were $2.4 million, $8.1 million and $6.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, revenues received from agreements in which the Company concurrently invested funds in the customer’s stock were $0.7 million, $14.1 million and $6.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Revenues recognized from agreements executed prior to 2002 in which a concurrent commitment was entered into by the Company to purchase goods or services from the other party for the years ended December 31, 2002, 2001 and 2000 were $4.0 million, $24.7 million and $6.7 million, respectively. No transactions in which there was a concurrent commitment by the Company to purchase goods or services were entered into during the year ended December 31, 2002. Of commitments made in prior periods, the Company expensed $22.0 million, $18.7 million and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The above transactions were recorded at fair value in accordance with the Company’s revenue recognition policy.

Research and Development.    Research and development costs are charged to operations as incurred.

Stock-Based Compensation.    In accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has elected to continue applying the provisions APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as amended by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options granted to employees and directors when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option and employee purchase right was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	For the Years Ended December 31,			For the Years Ended December 31,
	2002	2001	2000	2002	2001	2000
Average risk-free interest rates	2.77%	4.25%	6.26%	1.80%	4.41%	5.89%
Average expected life (in years)	3.31	3.46	3.04	0.50	0.50	0.50
Volatility	89%	86%	92%	84%	98%	76%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following illustrates the pro forma effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123:

	For the Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Net loss, as reported	$(136,885)	$(183,235)	$(29,735)
Add: Stock-based compensation, as reported	4,169	1,405	336
Deduct: Total stock-based compensation determined under the fair value based method for all awards	(21,284)	(20,160)	(21,101)

Pro forma net loss, SFAS 123 adjusted	$(154,000)	$(201,990)	$(50,500)

Basic and diluted net loss per share—as reported	$(2.03)	$(2.77)	$(0.47)
Basic and diluted net loss per share—SFAS 123 adjusted	$(2.28)	$(3.05)	$(0.80)

The weighted average fair value of stock awards (including restricted stock units) granted during 2002, 2001 and 2000 was $4.40, $10.56 and $28.30 per share, respectively. The average fair value of the employees’ purchase rights under the Employee Stock Purchase Plan during 2002, 2001 and 2000 is estimated at $4.08, $8.34 and $6.67, respectively, on the date of grant using the Black-Scholes multiple-options pricing model.

The Company also records, and amortizes over the related vesting periods, deferred compensation representing the difference between the price per share of stock issued or the exercise price of stock options granted and the fair value of the Company’s common stock at the time of issuance or grant.

Advertising Costs.    All costs associated with advertising products are expensed in the year incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000, was $0.3 million, $1.4 million and $2.5 million, respectively.

Pronouncements Adopted in 2002.    In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Pronouncements.    In August 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additionally, SFAS 146 establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the statement on January 1, 2003 will not impact the Company’s consolidated financial statements through December 31, 2002.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require more prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting (“APB 28”) to require disclosure about the net income effects in interim financial information. The provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions of this statement have been included in the Company’s 2002 notes to consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company’s results of operations or financial position.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the Emerging Issues Task Force (“EITF”) issued a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF Issue No. 00-21”). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities by requiring the variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company believes that none of its investments qualify as entities that require consolidation under FIN 46 and will adopt this Interpretation in the third quarter of fiscal year 2003.

Note 2.    Concentrations of Credit Risk

As of December 31, 2002, the Company had entered into agreements for information products and services, which includes licensing a portion of the Company’s intellectual property, with over 100 pharmaceutical, biotechnology and agricultural companies and academic institutions. Over 96%, 79% and 75% of revenues in 2002, 2001 and 2000, respectively, were derived from such agreements. In general, collaborators agree to pay, during the term of the agreement, fees to receive non-exclusive access to selected modules of the Company’s databases and/or licenses of certain of its intellectual property. In addition, if a collaborator develops certain products utilizing the Company’s technology or proprietary information, royalty payments could potentially be received by the Company.

One customer contributed 11% of total revenues for the year ended December 31, 2000. No customer contributed 10% or more of revenues for the years ended December 31, 2002 or 2001.

Three customers comprised 45% of the accounts receivable balance at December 31, 2002. Three customers comprised 48% of the accounts receivable balance at December 31, 2001.

One long-term strategic investment comprised 42% of the total strategic investments balance at December 31, 2002. Three investments comprised 51% of the total strategic investments balance at December 31, 2001. The activity on discrete investments within the Company’s portfolio, in any given quarter, may result in gains or losses on sales or impairment charges.

Note 3.    Commitments

At December 31, 2002, the Company had noncancelable operating leases on multiple facilities and equipment, including facilities in Palo Alto, California; Newark, Delaware; St. Louis, Missouri; Beverly, Massachusetts; and Cambridge, England. The leases expire on various dates ranging from May 2003 to March 2011. Certain leases have renewal options for periods ranging up to 5 years. Rent expense, excluding rent expense recognized in the restructuring charges, for the years ended December 31, 2002, 2001 and 2000, was approximately $11.6 million, $13.1 million and $12.7 million.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, future noncancelable minimum payments under operating leases, including leases for sites included in the restructuring programs, were as follows:

Year ended December 31,	Operating Leases
(in thousands)
2003	$15,196
2004	10,151
2005	9,169
2006	8,318
2007	7,573
Thereafter	24,902

Total minimum lease payments	$75,309

The Company also has purchase commitments of $11.3 million at December 31, 2002, the timing of which is dependent upon provision by the vendor of products or services. Additionally, the Company has committed to purchase equity in certain companies when certain events occur. The total amount committed is $5.0 million. These commitments are considered contingent commitments as a future event must occur in order to cause the commitment to be enforceable.

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

The Company amortizes these loans on a straight-line basis over the forgiveness periods. Compensation expense related to this amortization was $0.4 million for the year ended December 31, 2002.

Note 5.    Convertible Subordinated Notes

In February 2000, in a private placement, the Company issued $200.0 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to all senior indebtedness, as

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company repurchased on the open market, and retired, $6.7 million, $8.0 million and $15.0 million in face value of convertible subordinated notes during the years ended December 31, 2002, 2001 and 2000, respectively. Gains of $1.9 million, $2.4 million and $3.1 million on these transactions were recognized for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, the Company had repurchased $29.7 million face value of the notes on the open market. All gains on repurchase of convertible subordinated notes are presented as “Gain on repurchase of convertible subordinated notes.”

Note 6.    Stockholders’ Equity

Common Stock.    At December 31, 2002, the Company had reserved a total of 18,608,165 shares of its common stock for issuance upon exercise of outstanding and available for issuance stock options and purchases under the Employee Stock Purchase Plan described below and the conversion of the convertible subordinated notes described in Note 5. In July 2000, the Company’s Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend paid on August 31, 2000 to holders of record on August 7, 2000. All share and per share data have been adjusted retroactively to reflect the split.

On June 6, 2000, the Company’s stockholders approved an increase in the number of shares authorized for issuance from 75,000,000 to 200,000,000.

In October 2002, the Company announced that its board of directors authorized the expenditure of up to $30 million to repurchase shares of the Company’s common stock in open market and privately negotiated transactions. Through December 31, 2002, the Company repurchased, and retired, 1,135,000 shares for an aggregate purchase price of $5.7 million.

Preferred Stock.    The Company is authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding at December 31, 2002 or 2001. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future. The Company has reserved 500,000 shares of preferred stock designated as Series A Participating Preferred Stock for issuance in connection with the Stockholders Rights plan described below.

Sales of Stock.    In February 2000, in a private offering, the Company issued 4,000,000 shares of common stock at $105.50 per share. Net proceeds from this offering were approximately $403.4 million, net of offering expenses.

Stock Compensation Plans.    Summaries of stock option activity for the Company’s stock option plans as of December 31, 2002, 2001 and 2000, and related information for the years ended December 31 are included in the plan descriptions below.

1991 Stock Plan.    In November 1991, the Board of Directors adopted the 1991 Stock Plan (the “Stock Plan”), which was amended and restated for issuance of common stock to employees, consultants, and scientific advisors. Options issued under the plan shall, at the discretion of the compensation committee of the Board of Directors, be either incentive stock options, nonstatutory stock options or restricted stock units. The exercise prices of incentive and non-statutory stock options granted under the plan are not less than the fair market value

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the date of the grant, as determined by the Board of Directors. Options generally vest over four years, pursuant to a formula determined by the Company’s Board of Directors, and expire after ten years. Certain options granted in 2002 vest over three years and expire after ten years. In June 2002, the Company’s stockholders approved an increase in the number of shares of common stock reserved for issuance under the plan from 19,900,000 to 22,350,000.

During 2001, the Company granted 490,000 restricted stock units under the Stock Plan to certain management personnel. In connection with the grant of these restricted stock units, the Company recorded deferred compensation of $7.9 million in 2001. These restricted stock units have cliff vesting terms over one to four years and are being amortized to stock compensation expense over those vesting terms. During 2002, two executives who were granted restricted stock units terminated their employment with the Company. Accordingly, the Company reduced deferred compensation by $1.1 million to reflect the restricted stock units forfeited.

1998 Proteome Stock Plan.    In October 1998, Proteome’s Board of Directors approved and adopted the Proteome, Inc. 1998 Employee, Director and Consultant Stock Option Plan, as amended through August 6, 1999 (the “Proteome Plan”). Under the Proteome Plan, Proteome could grant incentive stock options and non-qualified options to purchase the equivalent of 216,953 shares of Incyte common stock. Incentive stock options could be granted to employees at exercise prices of no less than 100% of the fair value of the common stock on the grant date, as determined by the board of directors or a committee of the board of directors. Non-qualified options could be granted to employees, outside directors and consultants who provided services to Proteome at exercise prices no less than par value of the common stock, as determined by the board of directors or a committee of the board of directors. Options could be granted with different vesting terms from time to time and options issued under the Proteome Plan expire no more than 10 years after the date of grant. All outstanding options at the time of the merger with Incyte were converted to options to purchase Incyte common stock, and the Proteome Plan was assumed by the Company. No further options will be granted under the Proteome Plan.

Non-Employee Directors’ Stock Option Plan.    In August 1993, the Board of Directors approved the 1993 Directors’ Stock Option Plan (the “Directors’ Plan”), which was amended. The Directors’ Plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. In June 2002, the Company’s stockholders approved an increase in the number of shares of common stock reserved for issuance under the plan from 800,000 to 1,100,000.

From the inception of the plan through March 1998, the Directors’ Plan provided that each new non-employee director joining the Board would receive an option to purchase 80,000 shares of common stock. In March 1998, the Directors Plan was amended to eliminate this initial grant. In May 2001, the Directors’ Plan was amended to provide that each new non-employee director joining the Board would receive an option to purchase 20,000 shares of common stock. In December 2001, the Directors’ Plan was amended to provide that this initial option shall cover the purchase of 30,000 shares of common stock. Additionally, members who continue to serve on the Board will receive annual option grants for 5,000 shares exercisable in full on the first anniversary of the date of the grant. All options are exercisable at the fair market value of the stock on the date of grant. At December 31, 2002, the Company had options outstanding under the Directors’ Plan to purchase 592,919 shares of common stock at a weighted average exercise price of $10.426 (668,000 and 535,000 shares of common stock at a weighted average exercise price of $10.756 and $8.819 at December 31, 2001 and 2000, respectively); 473,542 shares are vested and exercisable at December 31, 2002 (536,000 and 495,000 shares were vested and exercisable at December 31, 2001 and 2000, respectively). In 2002 and 2000, 55,000 and 120,000 shares of common stock, respectively, were purchased under the Directors’ Plan at a weighted average exercise price of $2.474 and $1.36, respectively. No options were exercised prior to 2000.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the combined plans was as follows:

		Shares Subject to Outstanding Options
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at January 1, 2000	1,305,167	10,419,904	$11.71
Additional authorization	2,600,000	—	—
Options granted	(1,043,922)	1,043,922	39.59
Options exercised	—	(2,446,632)	10.85
Options canceled	754,593	(754,593)	17.50

Balance at December 31, 2000	3,615,838	8,262,601	14.96
Additional authorization	2,500,000	—	—
Options granted	(4,543,832)	4,543,832	17.66
Options exercised	—	(752,191)	11.01
Options canceled	1,633,830	(1,673,468)	22.75

Balance at December 31, 2001	3,205,836	10,380,774	15.18
Additional authorization	2,750,000	—	—
Options granted	(3,876,975)	3,876,975	7.44
Options exercised	—	(1,133,045)	4.29
Options canceled	1,933,565	(1,967,931)	19.06

Balance at December 31, 2002	4,012,426	11,156,773	$12.20

Options to purchase a total of 4,779,088, 4,139,069 and 3,469,661 shares at December 31, 2002, 2001 and 2000, respectively, were exercisable. Of the options exercisable, 4,779,088, 4,127,069 and 3,469,661 shares were vested at December 31, 2002, 2001 and 2000, respectively.

Options Assumed in Proteome Acquisition.    As part of the Proteome acquisition, Proteome stock option holders received options to purchase 216,953 shares of Incyte common stock with a weighted average exercise price of $7.60. The Company recognized $2,479,000 of deferred compensation related to these options, which is being amortized over the vesting period of the options. In connection with the workforce reduction related to the restructurings in 2002 and 2001, the Company terminated certain Proteome stock option holders included in the original calculation and reduced the deferred compensation by $0.1 million and $1.3 million at December 31, 2002 and 2001. Options to purchase a total of 29,372, 41,181 and 40,651 shares were vested and exercisable at December 31, 2002, 2001 and 2000, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2002, for the 1991 Stock Plan, the 1996 Synteni Stock Plan, the 1998 Proteome Stock Plan, and the 1993 Non-employee Directors’ Stock Option Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01– 3.48	971,819	3.45	$1.23	367,735	$1.33
3.62– 5.24	1,287,732	9.11	5.10	163,705	4.27
5.47– 7.89	1,394,250	9.76	6.12	36,846	5.94
8.06– 10.72	837,719	5.36	9.64	770,021	9.64
11.06– 13.80	1,482,109	8.86	12.30	202,558	12.93
13.81– 14.75	1,784,882	7.66	14.32	1,044,122	14.23
15.06– 16.19	1,674,603	7.48	15.60	1,039,108	15.39
16.38– 21.94	909,919	6.87	19.42	653,067	18.99
22.13– 39.75	686,490	7.61	25.35	417,446	25.74
41.06–119.88	127,250	7.37	53.27	84,480	54.13

	11,156,773	7.61	12.20	4,779,088	14.94

Employee Stock Purchase Plan.    On May 21, 1997, the Company’s stockholders adopted the 1997 Employee Stock Purchase Plan (“ESPP”). In June 2002, the Company’s stockholders approved an increase in the number of shares of common stock reserved for issuance under the plan from 1,600,000 to 2,100,000. Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. The Company issued 433,969, 301,763 and 214,617 shares under the ESPP in 2002, 2001 and 2000, respectively. As of December 31, 2002, 913,009 shares remain available for issuance under the ESPP.

Stockholders Rights Plan.    On September 25, 1998, the Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”), pursuant to which one preferred stock purchase right (a “Right”) was distributed for each outstanding share of common stock held of record on October 13, 1998. One Right will also attach to each share of common stock issued by the Company subsequent to such date and prior to the distribution date defined below. Each Right represents a right to purchase, under certain circumstances, a fractional share of the Company’s Series A Participating Preferred Stock at an exercise price of $100.00, subject to adjustment. In general, the Rights will become exercisable and trade independently from the common stock on a distribution date that will occur on the earlier of (i) the public announcement of the acquisition by a person or group of 15% or more of the common stock or (ii) ten days after commencement of a tender or exchange offer for the common stock that would result in the acquisition of 15% or more of the common stock. Upon the occurrence of certain other events related to changes in ownership of the common stock, each holder of a Right would be entitled to purchase shares of common stock, or an acquiring corporation’s common stock, having a market value of twice the exercise price. Under certain conditions, the Rights may be redeemed at $0.01 per Right by the Board of Directors. The Rights expire on September 25, 2008.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current
Foreign	$985	$830	$125
State	135	100	80

Total provision for income taxes	$1,120	$930	$205

Income (loss) before provision for income taxes and cumulative effect of accounting change consisted of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
U.S. taxable entities	$(136,122)	$(184,584)	$(29,530)
Other	357	—	—

	$(135,765)	$(184,584)	$(29,530)

The provision for income taxes before cumulative effect of accounting change differs from the federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Provision (benefit) at U.S. federal statutory rate	$(47,518)	$(64,604)	$(10,336)
Unbenefitted net operating losses	46,159	46,572	10,047
Restructuring charges and long-lived asset impairments	—	15,791	—
Other	2,479	3,171	494

Provision for income taxes	$1,120	$930	$205

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$146,200	$105,000
Research credits	17,500	16,000
Capitalized research and development	22,200	16,800
Accruals and reserves	10,000	11,800
Other, net	11,400	1,000

Total gross deferred tax assets	207,300	150,600
Less valuation allowance for deferred tax assets	(206,300)	(149,400)

Net deferred tax assets	1,000	1,200
Deferred tax liabilities:
Purchased intangibles	1,000	1,200

Net deferred tax assets and liabilities	$—	$—

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance for deferred tax assets increased by approximately $56.9 million, $57.5 million and $48.5 million during the years ended December 31, 2002, 2001 and 2000, respectively. Approximately $59.0 million of the valuation allowance for deferred tax assets relates to benefits from stock option deductions which, when recognized, will be allocated directly to contributed capital.

The Company’s management believes the uncertainty regarding the timing of the realization of net deferred tax assets requires a valuation allowance.

As of December 31, 2002, the Company had federal net operating loss carryforwards of approximately $417.2 million. The Company also had federal research and development tax credit carryforwards of approximately $11.8 million. The net operating loss carryforwards will expire at various dates, beginning in 2009 through 2022, if not utilized.

Utilization of the net operating losses and credits may be subject to an annual limitation, due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.

Note 8.    Net Loss Per Share

Options to purchase 11,156,773, 10,380,774 and 8,262,601 shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively, which were not included in the computation of diluted net loss per share, as their effect was anti-dilutive. The Company’s Convertible Subordinated Notes, convertible into 2,525,957, 2,625,334 and 2,743,993 shares of common stock at December 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted net loss per share, as the effect of their assumed conversion would be anti-dilutive.

Note 9.    Defined Contribution Plan

The Company has a defined contribution plan covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by the Company, subject to certain limitations. Defined contribution expense for the Company was $1.5 million, $2.0 million and $1.7 million in 2002, 2001 and 2000, respectively.

Note 10.    Segment Reporting

The Company’s operations are treated as one operating segment, in accordance with FASB Statement No. 131 (“SFAS 131”). For the twelve months ended December 31, 2002, the Company recorded revenue from customers throughout the United States and in Austria, Belgium, Canada, France, Denmark, Germany, India, Israel, Japan, the Netherlands, Switzerland, and the United Kingdom. Export revenues for the years ended December 31, 2002, 2001 and 2000 were $34.8 million, $50.8 million, $48.2 million, respectively.

Note 11.    Business Combinations

Acquisitions accounted for under the purchase method of accounting

In December 2000, the Company completed the acquisition of Proteome, Inc., a privately held proteomics information company based in Beverly, Massachusetts. The Company issued 1,248,522 shares of its common stock and $37.7 million in cash in exchange for all of Proteome’s outstanding capital stock. In addition, the Company assumed Proteome’s stock options, which if fully vested and exercised, would amount to 216,953 shares of its common stock. The transaction was accounted for as a purchase. The amount of the purchase price in excess of the net tangible assets acquired of $70.8 million, was allocated to goodwill ($50.3 million); acquired database technology ($16.6 million); tradename ($1.7 million); Proteome’s assembled work force ($1.6 million); and developed technology ($0.6 million), each of which is being amortized over 8, 8, 3, 3 and 5 years, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company allocated Proteome’s purchase price based on the relative fair value of the net tangible and intangible assets acquired. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. The results of operations of Proteome have been included in the consolidated results of the Company from the date of acquisition on December 28, 2000.

The table below presents the pro forma results of operations and earnings per share for Proteome and the Company. The transaction is assumed to be completed on January 1, 2000 for the period ended December 31, 2000 (in thousands except per share data).

2000
Revenues	$197,881

Net loss	$47,306

Pro forma basic and diluted net loss per share	$0.73

Pro forma shares for basic and diluted net loss per share	64,460

Note 12.    Joint Venture

In September 1997, the Company formed a joint venture, diaDexus, LLC (“diaDexus”), with SmithKline Beecham Corporation (“SB”), to utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. The Company held a 50 percent equity interest in diaDexus and accounted for the investment under the equity method. In July 1999, the Company and SB each invested an additional $2.5 million in diaDexus through convertible notes.

On April 4, 2000, diaDexus obtained additional financing through a private equity offering. In connection with the offering, diaDexus converted from an LLC to a corporation and repaid in full the $2.5 million principal amount of, together with accrued interest on, the convertible note held by the company. Under diaDexus’ new capital structure, the Company no longer has the ability to exert significant influence over diaDexus. Accordingly, the Company accounts for its investment in diaDexus under the cost method of accounting as of the date of the financing.

diaDexus purchased $0 million, $0.1 million and $2.6 million of contract sequencing, microarray and software services from the Company in the year ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, the Company had no receivables outstanding from diaDexus related to these services.

Note 13.    Litigation

Affymetrix

On December 21, 2001, the Company settled the following existing patent infringement litigation with Affymetrix, Inc.: Affymetrix, Inc. v. Synteni, Inc. and Incyte Pharmaceuticals, Inc., Case Nos. C 99-21164 JF and C 99-21165 JF (N.D. Cal.); Incyte Genomics, Inc. v. Affymetrix, Inc., Case No. C 01-20065 JF (N.D. Cal.); and the Incyte Opposition to Affymetrix’s European Patent No. EP 0 619 321. The first lawsuit involved several of Affymetrix’s microarray-related patents. The second lawsuit involved our RNA amplification patents and two additional microarray-related patents held by Affymetrix. As a part of the settlement, the companies have agreed to certain non-exclusive, royalty-bearing licenses and an internal use license under their respective intellectual property portfolios. Pursuant to the settlement, the Company received a net cash settlement that was recorded as

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue in 2001. On December 2, 2002, the Company agreed to settle its appeal before the United States District Court for the Northern District of California seeking de novo review of the Board of Patent Appeals and Interferences’ decision relating to patent applications licensed by us from Stanford University (Case No. C99-21111JF).

Invitrogen

On October 17, 2001, Invitrogen Corporation filed a complaint for patent infringement against Incyte in the United States District Court for the District of Delaware. On November 21, 2001, the Company filed its answer to Invitrogen’s complaint. In addition, the Company asserted seven counterclaims against Invitrogen seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches, and patent misuse. The Company is also seeking its fees, costs, and expenses. Invitrogen filed its answer to the Company’s counterclaims on January 9, 2002. The parties are presently engaged in discovery. The Company believes it has meritorious defenses and intends to defend vigorously the suit brought by Invitrogen.

On November 21, 2001, the Company filed a complaint against Invitrogen as amended on December 21, 2001 and March 7, 2002, in the United States District Court for the Southern District of California alleging infringement of thirteen of its patents. Eight of the asserted patents are gene patents. Three of the patents relate to RNA amplification and gene expression. Two of the patents relate to methods of fabricating microarrays of biological samples. The complaint seeks a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen’s conduct, as well as the Company’s fees, costs, and interest. The Company further seeks triple damages based on Invitrogen’s willful infringement of its patents.

Invitrogen has represented to the Court that its past sales of the eight GeneStorm cDNA clones charged with infringement of eight of the Company’s patents were not substantial and that it no longer sells these products. The parties are presently engaged in discovery concerning the RNA amplification and gene expression and the microarray fabrication patents.

The Company believes it has meritorious defenses and intends to defend vigorously the suit brought by Invitrogen. However, its defenses may be unsuccessful. At this time, the Company cannot reasonably estimate the possible range of any loss resulting from this suit due to uncertainty regarding the ultimate outcome. Further, there can be no assurance that any license that may be required as a result of this litigation or the outcome thereof would be made available on commercially acceptable terms, if at all. Regardless of the outcome, the Invitrogen litigation is expected to result in future costs to the Company, which could be substantial.

Note 14.    Related Party Transactions

The following summarizes the Company’s related party transactions as defined by FASB Statement No. 57, Related Party Disclosures (“SFAS 57”). In each of the transactions noted in which a director of the Company was at the time of the transaction in some way affiliated with the other party to the transaction, such director recused himself from voting on the related party transaction. For the years ended December 31, 2002, 2001 and 2000, revenues from transactions with companies considered to be related parties as defined by SFAS 57 were $1.7 million, $27.0 million and $0, respectively. At December 31, 2002 and 2001, accounts receivable from related parties were $0.6 million and $10.9 million, respectively, and loans receivable from related parties were $2.3 million and $0 million, respectively. At December 31, 2002 and 2001, prepaid expenses to related parties were $2.1 million and $1.4 million, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2001, the Company entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. (“Iconix”). Jon S. Saxe, a director of the Company, is Chairman of the Board of Iconix. Roy A. Whitfield, who is Chairman of the Board of the Company, is also a director of Iconix and is serving as the Company’s representative on the board. Under the agreement, Iconix obtained an exclusive license to the Company’s LifeExpress Lead database, access to LifeSeq and ZooSeq databases, licenses to certain of the Company’s intellectual property and use of the Company’s LifeArray expression array technology. Amounts Iconix is paying the Company under these agreements are similar to those paid to the Company under agreements between the Company and unrelated third parties. The Company is the exclusive distributor for the database product developed by Iconix. At the same time, the Company purchased shares of Series E Preferred Stock of Iconix for an aggregate purchase price of $10.0 million. In the first quarter of 2002, the Company purchased $5.0 million of shares of Series F Preferred Stock of Iconix, fulfilling a commitment set forth in the agreements described above. The Company owned more than 10% of the outstanding capital stock of Iconix at December 31, 2002 and 2001.

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2002, the Company converted $3.0 million of convertible notes from Odyssey Pharmaceuticals, Inc. (“Odyssey”) into 1,705,919 shares of Odyssey’s preferred stock, resulting in the Company owning more than 10% of the outstanding capital stock of Odyssey at December 31, 2002. The number of shares received upon conversion reflects the number pursuant to the related agreement. The Company has recorded a gain on this conversion of $0.8 million.

During the third quarter of 2002, the Company loaned $1.5 million to Maxia Pharmaceuticals, Inc. (“Maxia”) in connection with its exclusive negotiations with Maxia regarding an acquisition or other strategic transaction. Frederick B. Craves, a director of the Company, is a partner of Bay City Capital, which holds shares of Maxia stock. In exchange for the loan, Maxia issued to the Company a $1.5 million senior convertible note that bears interest at 8% per annum and can be converted into Maxia common stock a set conversion price. On November 12, 2002, the Company announced that it entered into a definitive agreement to acquire Maxia for up to $28.3 million in cash and stock and up to $14 million in future clinical performance milestone payments. See also Note 16.

In addition, the Company loaned Maxia an aggregate of $1.4 million to cover their operating expenses during the period between the signing of the merger agreement and the consummation of the merger. In exchange for the loan, Maxia issued to the Company a second senior convertible note. Through December 31, 2002, the Company had funded $0.9 million under this note, which was charged to research and development expense. Although the Company’s analysis of purchase price allocation remains incomplete, the Company expects to record a charge in the first quarter of 2003 to the extent the final analysis concludes that total purchase price should be allocated to in-process research and development or other expenses.

Frederick B. Craves, one of the Company’s directors, is a partner of Bay City Capital, which held shares of Maxia stock. The transaction with Maxia was negotiated at arms’ length and, because Dr. Craves is a director of both companies, a special committee of the Board of Directors, which did not include Dr. Craves, was formed to consider and approve this related party transaction.

Note 15.    Other Expenses

During 2002 and 2001, the Company reported other expenses of $37.3 million and $130.4 million, respectively, relating to restructuring programs and long-lived asset write-downs announced in the fourth quarter of each year. The other expenses recognized in 2002 are comprised of charges of $33.9 million and $3.4 million relating to the restructuring programs from 2002 and 2001, respectively, as discussed in the following information relating to these restructuring programs.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 Restructuring

	Original Charge Recorded in 2002	2002 Cash Payments	2002 Non-Cash Charges	Accrual Balance as of December 31, 2002
	(in thousands)
Restructuring expenses:
Workforce reduction	$7,325	$(2,458)	$—	$4,867
Equipment and other assets	8,662	—	(8,662)	—
Lease commitments and other restructuring charges	17,924	(440)	1,020	18,504

Other expenses	$33,911	$(2,898)	$(7,642)	$23,371

On November 12, 2002, the Company announced plans to reduce its expenditures, primarily in research and development, through a combination of spending reductions, workforce reductions, and office consolidations. The plan included elimination of approximately 37% of the Company’s approximately 700-person workforce from its offices in Palo Alto, California, Beverly, Massachusetts, and Cambridge, England and the consolidation of its office and research facilities in Palo Alto, California. Consequently, this resulted in the Company recording an expense of $33.9 million related to restructuring activities in the fourth quarter of 2002.

The workforce reduction of approximately $7.3 million was determined based on the severance and benefits for approximately 250 employees. These employees primarily worked at the Company’s Palo Alto, California location. As of January 11, 2003, all of these employees had been terminated.

Equipment and other assets that were disposed of or removed from operations were written down to their estimated fair value of $0.2 million, resulting in a charge of $8.7 million in the fourth quarter of 2002. Assets held for sale are expected to be sold within one year. The write-down of equipment and other assets relates primarily to leasehold improvements, computer equipment and related software, lab equipment and office equipment associated with the activities being exited and related infrastructure reductions. The Company estimated the fair value of equipment and other assets based on the then current market conditions.

Lease commitments and other restructuring related charges have been accrued of $17.9 million for facilities leases related to the sites being exited and professional fees. Specifically, the Company is exiting two buildings located in Palo Alto, California. The Company estimated the costs based on the contractual terms of agreements and then current real estate market conditions. It is estimated that it will take the Company twelve months to sublease the various properties that have been vacated. The two leases related to sites being exited expire in July 2003 and December 2010.

The estimates above have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 Restructuring and Other Impairments

	Original Charge Recorded in 2001	Accrual Balance as of December 31, 2001	2002 Cash Payments	2002 Non-Cash Charges	Accrual Balance as of December 31, 2002
	(in thousands)
Restructuring expenses:
Workforce reduction	$8,114	$2,888	$(2,857)	$(31)	$—
Equipment and other assets	32,629	—	—	—	—
Lease commitments and other restructuring charges	14,859	12,082	(7,163)	3,306	8,225

Subtotal	55,602	14,970	(10,020)	3,275	8,225
Impairment of goodwill and other intangible assets	68,666	—	—	—	—
Impairment of other long-lived assets	6,104	—	—	—	—

Other expenses	$130,372	$14,970	$(10,020)	$3,275	$8,225

On October 25, 2001, the Company announced a restructuring of its operations in order to focus on its database licensing and partnership programs and its therapeutic drug discovery and development programs. As a part of the restructuring, the Company discontinued its microarray-based gene expression products and services, genomic screening products and services, public domain clone products and related services, contract sequencing services and internal program on single nucleotide polymorphism (SNP) discovery. Consequently, this resulted in the Company recording an expense of $55.6 million related to restructuring activities in the fourth quarter of 2001. In addition, in the fourth quarter of 2001 the Company recorded a reduction in goodwill and other intangible assets and impairment of other long-lived assets totaling $74.8 million. During 2002, the Company also recorded an additional charge of $3.4 million, which is comprised of a $0.7 million charge related to assets disposed of at prices less than originally estimated, a $3.3 million charge related to non-cash increases to the accrual as described below and a $0.6 million benefit related to reserves in excess of amounts originally estimated. Revenues from exited product lines for the year ended December 31, 2002 and 2001 were $3.6 million and $45.3 million, respectively.

The workforce reduction charge of approximately $8.1 million was determined based on the estimated severance and fringe benefit charges for approximately 400 employees. These employees primarily worked in the activities being exited as described above and related infrastructure support positions. As of December 31, 2002, all such employees have been terminated as a result of the workforce reduction.

Equipment and other assets that were disposed of or removed from operations were written down to their estimated fair value of $0.7 million, resulting in an original charge of $32.6 million in the fourth quarter of 2001. The write-down of equipment and other assets primarily relates to leasehold improvements, computer equipment and related software, lab equipment and office equipment associated with the activities being exited and related infrastructure reductions. Additionally, the write-off of equipment and other assets also includes certain software costs related to products no longer being offered. The Company estimated the fair value of equipment and other assets based on the then current market conditions. During 2002, the Company recorded a non-cash charge of $0.7 million related primarily to assets disposed of at prices less than originally estimated.

Lease commitments and other restructuring related charges of $14.9 million have been accrued for facilities and equipment leases related to the activities being exited and contract-related provisions and settlement and professional fees. Specifically, the Company is exiting or has exited buildings located in St. Louis, Missouri;

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fremont, California; Palo Alto, California; and Cambridge, United Kingdom. The Company estimated the original charge based on the contractual terms of agreements and real estate market conditions in the fourth quarter of 2001. It was originally estimated that it would take the Company six to twelve months to sublease the various properties that are being vacated. The leases related to facilities being exited expire on various dates ranging from May 2003 to March 2007. The $3.3 million increase in this accrual recorded in the year ended December 31, 2002 is due primarily to contract-related settlements and facilities lease expenses in excess of amounts originally estimated, offset by the release of other restructuring accruals in excess of actual expenses. Additionally, in 2002, the Company also recognized a benefit of $0.6 million related to reserves in excess of the amounts originally estimated.

As a result of the Company’s change in strategic direction and restructuring and, pursuant to SFAS 121, the Company performed an assessment of the carrying value of its goodwill and other intangible assets recorded in connection with its Hexagen Limited (“Hexagen”) and Proteome, Inc. (“Proteome”) acquisitions.

The activities acquired through the Hexagen acquisition related primarily to a method of SNP discovery. The Hexagen method of SNP discovery is one of the activities that was not continued after the change in strategic direction and restructuring. As a result, it was determined that the unamortized goodwill and intangible assets related to this acquisition have no future cash flows to support their carrying value and a $10.2 million charge was recorded to write these assets down to their estimated fair value.

The Company acquired Proteome in December 2000 and recorded goodwill and other intangible assets of $70.8 million. At that time, the Company believed the acquisition would strengthen its database offering with a larger collection of protein annotation information. In the fourth quarter of 2001, the Company found that collaborators were unwilling to pay fees to access the Proteome databases that were sufficient to support the continued investment required to build and sustain Proteome’s products. In addition, the Company eliminated the positions of approximately 45% of Proteome employees. The Company considered these events to be indicators of potential impairment and performed an evaluation of the affected long-lived assets in accordance with the Company’s policy. The forecast of future cash flows indicated that the long-lived assets were impaired. The Company estimated the fair value of long-lived assets by discounting the cash flow forecast using a discount rate, which represented the Company’s weighted average cost of capital. As a result of the evaluation, the Company concluded that unamortized goodwill and other intangible assets were impaired and accordingly, $58.5 million was charged to operations in the fourth quarter of 2001 to write these assets down to their estimated fair value. The carrying value of these intangible assets was $2.4 million and $2.9 million at December 31, 2002 and 2001, respectively.

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

The estimates above have been made, and such estimates were updated during 2002, based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

16.    Subsequent Events

In November 2002, we entered into an agreement to acquire Maxia Pharmaceuticals, Inc., a privately-held company based in San Diego, California. Maxia is a drug discovery and development company that specializes in

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

small molecule drugs targeting diabetes and other metabolic disorders, cancer, inflammatory diseases and heart disease. On February 18, 2003, one of our wholly owned subsidiaries was merged with and into Maxia. As a result of the merger:

•	Maxia became a wholly owned subsidiary of Incyte;

•	Each share of Maxia common stock outstanding immediately prior to the merger was converted into the right to receive 0.05496 of a share of our common stock;

•	Each share of Maxia Series A Preferred Stock outstanding immediately prior to the merger was converted into the right to receive 0.20035 of a share of our common stock; and

•	Each share of Maxia Series B Preferred Stock and Maxia Series C Preferred Stock outstanding immediately prior to the merger was converted into the right to receive 0.46237 of a share of our common stock and $0.14895 in cash.

The former stockholders of Maxia received, in the aggregate, approximately 2,625,820 shares of our common stock and approximately $580,000 in cash upon the consummation of the merger. We also assumed outstanding third party indebtedness of approximately $920,000. $2.5 million in cash and 975,000 shares of our common stock was paid to certain debt holders of Maxia. The cash portion of the purchase price was provided from our existing cash balances.

In addition, upon the consummation of the merger, all outstanding shares of Maxia Series A-Additional Payments, Maxia Series B-Additional Payments, Maxia Series C-Additional Payments and Maxia Common-Additional Payments were converted, in the aggregate, into the right to receive:

•	up to 437,636 shares of our common stock and $500,000 in cash on the second anniversary of the consummation of the merger; and

•	up to 437,636 shares of our common stock and $500,000 in cash on the third anniversary of the consummation of the merger.

Further, all outstanding shares of Maxia Series A-Earn Out, Maxia Series B-Earn Out, Maxia Series C-Earn Out and Maxia Common-Earn Out were converted, in the aggregate, into the right to receive certain Earn Out Amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock could potentially be paid pursuant to the earn out milestones. The milestones occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger.

Prior to entering into the merger agreement, in August 2002, we loaned Maxia $1.5 million in exchange for the right to negotiate with Maxia exclusively regarding an acquisition or other strategic transaction. In exchange for the loan, Maxia issued a $1.5 million senior convertible note to us. Interest on the note would have accrued at the rate of 8% per year in the event the negotiations with Maxia had terminated. The note was convertible into shares of any class or series of Maxia capital stock at a set conversion price. We forgave the principal of the note upon the consummation of the merger as a portion of the consideration in the transaction.

In addition, we loaned Maxia an aggregate of $1.4 million to cover their operating expenses during the period between the signing of the merger agreement and the consummation of the merger. In exchange for the loan, Maxia issued to us a second senior convertible note. Through December 31, 2002, we had funded

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.9 million of Maxia’s operating expenses. Although our analysis of purchase price allocation remains incomplete, we expect to record a charge in the first quarter of 2003 to the extent our final analysis concludes that total purchase price should be allocated to in-process research and development or other expenses.

Frederick B. Craves, one of our directors, is a partner of Bay City Capital, which held shares of Maxia stock. The transaction with Maxia was negotiated at arms’ length and, because Dr. Craves is a director of both companies, a special committee of the Board of Directors, which did not include Dr. Craves, was formed to consider and approve this related party transaction.

Interim Consolidated Financial Information (Unaudited)

(in thousands, except per share data)

	Fiscal 2002 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$29,014	$29,059	$22,390	$21,149
Net loss(2)	(13,441)	(17,541)	(38,411)	(67,492)
Basic and diluted net loss per share	$(0.20)	$(0.26)	$(0.57)	$(1.00)

Shares used in computation of basic and diluted net loss per share	66,864	67,440	67,740	67,567

	Fiscal 2001 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$51,121	$56,051	$57,319	$54,772
Loss before cumulative effect of accounting change(1)	(14,977)	(9,891)	(17,827)	(145,205)
Net loss(1)	(10,312)	(9,891)	(17,827)	(145,205)
Basic and diluted loss before extraordinary item	$(0.23)	$(0.15)	$(0.27)	$(2.18)

Basic and diluted net loss per share	$(0.16)	$(0.15)	$(0.27)	$(2.18)

Shares used in computation of basic and diluted net loss per share	65,745	66,076	66,370	66,565

(1)	The December 31, 2001 quarter includes $130.4 million of other expenses relating primarily to restructuring charges and long-lived asset write-downs.
(2)	The December 31, 2002 quarter includes $35.7 million of other expenses relating to restructuring charges.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description—Year Ended December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts—2000	$234	$122	$—	$356
Allowance for doubtful accounts—2001	356	1,745	—	2,101
Allowance for doubtful accounts—2002	2,101	—	1,568	533

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2003 Annual Meeting of Stockholders to be held on June 23, 2003 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Election of Directors—Compensation of Directors” and “Executive Compensation” contained in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Information about securities authorized for issuance under our equity compensation plans appears under the caption “Equity Compensation Plan Information” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 13.     Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in the Proxy Statement.

PART IV

Item 14.    Controls and Procedures

(a)    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)    There were no significant changes in the Company’s internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Documents filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Incyte Corporation under Item 8 of Part II hereof.

(2)	Financial Statement Schedules

The following financial statement schedule of Incyte Corporation is filed as part of this Form 10-K included in Item 8 of Part II:

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2002.

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

See Item 15(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)     Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the fiscal quarter ended December 31, 2002:

(i)	Current Report on Form 8-K filed on December 10, 2002, reporting under Item 5 that Affymetrix, Inc., The Board of Trustees of the Leland Stanford Junior University and the Company had agreed to settle patent infringement lawsuits.

(ii)	Current Report on Form 8-K filed on December 19, 2002, reporting under Item 5 that the Company’s 2003 Annual Meeting of Stockholders will be held on June 23, 2003.

(c)     Exhibits

Exhibit Number	Description of Document
2.1

Agreement and Plan of Merger, dated as of November 11, 2002, by and among the Company, Maxia Pharmaceuticals, Inc. and other parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 25, 2003).

2.2

Amendment to Agreement and Plan of Merger, dated as of December 19, 2002, by and among the Company, Monaco Acquisition Corporation, Maxia Pharmaceuticals, Inc. and Maxia Pharmaceuticals, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed February 25, 2003).

3(i)(a)*	Integrated copy of the Restated Certificate of Incorporation, as amended.

Exhibit Number	Description of Document

3(i)(c)*	Certificate of Ownership and Merger merging Incyte Corporation into Incyte Genomics, Inc.

3(ii)

Bylaws of the Company, as amended as of June 4, 2002 (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.1*	Form of Common Stock Certificate.

4.2

Rights Agreement dated as of September 25, 1998 between the Company and Chase Mellon Shareholder Services, L.L.C., which includes as Exhibit B, the rights certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed September 30, 1998).

4.3

Indenture dated as of February 4, 2000 between the Company and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.1#

1991 Stock Plan of Incyte Genomics, Inc., as amended and restated on February 27, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-91542)).

10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-68138)).

10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-68138)).

10.4#

1993 Directors’ Stock Option Plan of Incyte Genomics, Inc., as amended and restated (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-91556)).

10.5#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 33-68138)).

10.6

Lease Agreement dated December 8, 1994 between the Company and Matadero Creek (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.9	Stock Purchase Agreement dated as of June 22, 1994 between the Company and Pfizer Inc. (incorporated by reference to Exhibit B to the Company’s Current Report on Form 8-K dated June 23, 1994).

10.10	Registration Rights Agreement dated as of June 22, 1994 between the Company and Pfizer Inc. (incorporated by reference to Exhibit C to the Company’s Current Report on Form 8-K dated June 23, 1994).

10.11

Stock Purchase Agreement dated as of November 30, 1994 between the Company and The Upjohn Company (incorporated by reference to Exhibit B to the Company’s Current Report on Form 8-K dated November 30, 1994, as amended by Form 8-K/A filed with the Commission on March 27, 1995).

10.12

Registration Rights Agreement dated as of November 30, 1994 between the Company and The Upjohn Company (incorporated by reference to Exhibit C to the Company’s Current Report on Form 8-K dated November 30, 1994).

10.13	Reserved.

Exhibit Number	Description of Document
10.14

Lease Agreement dated June 19, 1997 between the Company and The Board of Trustees of the Leland Stanford Junior University (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.15#*	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended March 15, 2003.

10.18#	1996 Synteni, Inc. Equity Incentive Stock Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-8 (File No. 333-46639)).

10.19#	The Hexagen Limited Unapproved Company Share Option Plan 1996, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-67691)).

10.21

Registration Rights Agreement, dated as of December 28, 2000, by and among the Company and the Stockholders of Proteome, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 10, 2001).

10.22#

1998 Employee, Director and Consultant Stock Option Plan of Proteome, Inc., as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed January 29, 2001 (File No. 333-54496)).

10.23#

Form of Restricted Stock Unit Agreement under the 1991 Stock Plan of Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.24#

Transition Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and Roy A. Whitfield (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.25#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and E. Lee Bendekgey (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.26#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and Michael D. Lack (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.27#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and James P. Merryweather (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.28#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and James R. Neal (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.29#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and John M. Vuko (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.30#

Offer of Employment Letter, dated November 21, 2001, from the Company to Paul A. Friedman (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.31#

Offer of Employment Letter, dated November 16, 2001, from the Company to Robert B. Stein (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.32#

Employment Agreement, dated November 26, 2001, between Paul A. Friedman and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Description of Document
10.33#

Employment Agreement, dated November 26, 2001, between Robert B. Stein and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.34†

Settlement Agreement dated December 21, 2001, between Affymetrix, Inc. and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.35

Lease Agreement, dated February 28, 2002, between Dupont Pharmaceuticals and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.36#

Promissory Note dated April 22, 2002 between Incyte Genomics, Inc. and Brian Metcalf and Heather Metcalf (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.37#

Promissory Note dated June 21, 2002 between Incyte Genomics, Inc. and Robert B. Stein and Faye E. Stein (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.38#

Amendment to Transition Agreement, effective as of April 1, 2002, between Incyte Genomics, Inc. and Roy A. Whitfield (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.39#

Amendment to Amended and Restated Employment Agreement, effective as of April 1, 2002, between Incyte Genomics, Inc. and James P. Merryweather (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.40#

Form of Amendment to Employment Agreement, effective as of July 24, 2002, between Incyte Genomics, Inc. and each of John M. Vuko, Lee Bendekgey, Michael D. Lack and James P. Merryweather (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.41#

Letter Agreement, dated July 25, 2002, between Incyte Genomics, Inc. and Michael D. Lack (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.42†

Letter Agreement, dated September 5, 2002, between the Company and Schering-Plough, Ltd. (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.43*#	Letter Agreement, dated February 12, 2003, between Robert B. Stein and Incyte Genomics, Inc.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Auditors.

24.1*	Power of Attorney (see page 85 of this Form 10-K).

*	Filed herewith.
†	Confidential treatment has been requested with respect to certain portions of these agreements.
#	Indicates management contract or compensatory plan or arrangement.

(d)    Financial Statements and Schedules

Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCYTE CORPORATION

By:	/S/ PAUL A. FRIEDMAN
Paul A. Friedman Chief Executive Officer

Date: March 28, 2003

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

Signature	Title	Date

/s/ PAUL A. FRIEDMAN Paul A. Friedman	Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2003

/s/ ROBERT B. STEIN Robert B. Stein	President, Chief Scientific Officer and Director	March 28, 2003

/s/ JOHN M. VUKO John M. Vuko	Chief Financial Officer (Principal Financial Officer)	March 28, 2003

/s/ TIMOTHY G. HENN Timothy G. Henn	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 28, 2003

/s/ ROY A. WHITFIELD Roy A. Whitfield	Chairman	March 28, 2003

/s/ JEFFREY J. COLLINSON Jeffrey J. Collinson	Director	March 28, 2003

/s/ FREDERICK B. CRAVES Frederick B. Craves	Director	March 28, 2003

/s/ JON S. SAXE Jon S. Saxe	Director	March 28, 2003

Signature	Title	Date

/s/ BARRY M. ARIKO Barry M. Ariko	Director	March 28, 2003

Richard U. De Schutter	Director

/S/ PAUL A. BROOKE Paul A. Brooke	Director	March 28, 2003

Julian C. Baker	Director

CERTIFICATION

I, Paul A. Friedman, certify that:

1.	I have reviewed this annual report on Form 10-K of Incyte Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ PAUL A. FRIEDMAN
Paul A. Friedman Chief Executive Officer

CERTIFICATION

I, John M. Vuko, certify that:

1.	I have reviewed this annual report on Form 10-K of Incyte Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ JOHN M. VUKO
John M. Vuko Chief Financial Officer

COMPLIANCE WITH CERTIFICATION REQUIREMENTS

The certification by such officers of this report on Form 10-K, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the SEC as additional correspondence accompanying this report.

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger, dated as of November 11, 2002, by and among the Company, Maxia Pharmaceuticals, Inc. and other parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 25, 2003).

2.2

Amendment to Agreement and Plan of Merger, dated as of December 19, 2002, by and among the Company, Monaco Acquisition Corporation, Maxia Pharmaceuticals, Inc. and Maxia Pharmaceuticals, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed February 25, 2003).

3(i)(a)*	Integrated copy of the Restated Certificate of Incorporation, as amended.

3(i)(c)*	Certificate of Ownership and Merger merging Incyte Corporation into Incyte Genomics, Inc.

3(ii)

Bylaws of the Company, as amended as of June 4, 2002 (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.1*	Form of Common Stock Certificate.

4.2

Rights Agreement dated as of September 25, 1998 between the Company and Chase Mellon Shareholder Services, L.L.C., which includes as Exhibit B, the rights certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed September 30, 1998).

4.3

Indenture dated as of February 4, 2000 between the Company and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.1#

1991 Stock Plan of Incyte Genomics, Inc., as amended and restated on February 27, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-91542)).

10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-68138)).

10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-68138)).

10.4#

1993 Directors’ Stock Option Plan of Incyte Genomics, Inc., as amended and restated (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-91556)).

10.5#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 33-68138)).

10.6

Lease Agreement dated December 8, 1994 between the Company and Matadero Creek (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.9	Stock Purchase Agreement dated as of June 22, 1994 between the Company and Pfizer Inc. (incorporated by reference to Exhibit B to the Company’s Current Report on Form 8-K dated June 23, 1994).

10.10	Registration Rights Agreement dated as of June 22, 1994 between the Company and Pfizer Inc. (incorporated by reference to Exhibit C to the Company’s Current Report on Form 8-K dated June 23, 1994).

Exhibit Number	Description of Document
10.11

Stock Purchase Agreement dated as of November 30, 1994 between the Company and The Upjohn Company (incorporated by reference to Exhibit B to the Company’s Current Report on Form 8-K dated November 30, 1994, as amended by Form 8-K/A filed with the Commission on March 27, 1995).

10.12

Registration Rights Agreement dated as of November 30, 1994 between the Company and The Upjohn Company (incorporated by reference to Exhibit C to the Company’s Current Report on Form 8-K dated November 30, 1994).

10.13	Reserved.

10.14

Lease Agreement dated June 19, 1997 between the Company and The Board of Trustees of the Leland Stanford Junior University (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.15#*	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended March 15, 2003.

10.18#	1996 Synteni, Inc. Equity Incentive Stock Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-8 (File No. 333-46639)).

10.19#	The Hexagen Limited Unapproved Company Share Option Plan 1996, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-67691)).

10.21

Registration Rights Agreement, dated as of December 28, 2000, by and among the Company and the Stockholders of Proteome, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 10, 2001).

10.22#

1998 Employee, Director and Consultant Stock Option Plan of Proteome, Inc., as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed January 29, 2001 (File No. 333-54496)).

10.23#

Form of Restricted Stock Unit Agreement under the 1991 Stock Plan of Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.24#

Transition Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and Roy A. Whitfield (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.25#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and E. Lee Bendekgey (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.26#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and Michael D. Lack (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.27#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and James P. Merryweather (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.28#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and James R. Neal (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.29#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and John M. Vuko (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.30#

Offer of Employment Letter, dated November 21, 2001, from the Company to Paul A. Friedman (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Description of Document
10.31#

Offer of Employment Letter, dated November 16, 2001, from the Company to Robert B. Stein (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.32#

Employment Agreement, dated November 26, 2001, between Paul A. Friedman and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.33#

Employment Agreement, dated November 26, 2001, between Robert B. Stein and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.34†

Settlement Agreement dated December 21, 2001, between Affymetrix, Inc. and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.35

Lease Agreement, dated February 28, 2002, between Dupont Pharmaceuticals and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.36#

Promissory Note dated April 22, 2002 between Incyte Genomics, Inc. and Brian Metcalf and Heather Metcalf (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.37#

Promissory Note dated June 21, 2002 between Incyte Genomics, Inc. and Robert B. Stein and Faye E. Stein (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.38#

Amendment to Transition Agreement, effective as of April 1, 2002, between Incyte Genomics, Inc. and Roy A. Whitfield (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.39#

Amendment to Amended and Restated Employment Agreement, effective as of April 1, 2002, between Incyte Genomics, Inc. and James P. Merryweather (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.40#

Form of Amendment to Employment Agreement, effective as of July 24, 2002, between Incyte Genomics, Inc. and each of John M. Vuko, Lee Bendekgey, Michael D. Lack and James P. Merryweather (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.41#

Letter Agreement, dated July 25, 2002, between Incyte Genomics, Inc. and Michael D. Lack (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.42†

Letter Agreement, dated September 5, 2002, between the Company and Schering-Plough, Ltd. (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.43*#	Letter Agreement, dated February 12, 2003, between Robert B. Stein and Incyte Genomics, Inc.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Auditors.

24.1*	Power of Attorney (see page 85 of this Form 10-K).

*	Filed herewith.
†	Confidential treatment has been requested with respect to certain portions of these agreements.
#	Indicates management contract or compensatory plan or arrangement.

Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations, Incyte Corporation, 3160 Porter Drive, Palo Alto, CA 94304.