Form 10-Q
period 2003-03-31
INCYTE CORP
filed 2003-05-14
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐    TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 0-27488

INCYTE CORPORATION

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

☒  Yes        ☐  No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 71,671,441 as of March 31, 2003.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

Incyte Corporation

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2003	December 31, 2002*
ASSETS
Current assets:
Cash and cash equivalents	$10,637	$22,928
Marketable securities—available-for-sale	365,547	406,090
Accounts receivable, net (1)	8,024	8,485
Prepaid expenses and other current assets (2)	17,698	21,268

Total current assets	401,906	458,771
Property and equipment, net	33,789	31,787
Long-term investments (3)	33,749	35,515
Intangible and other assets, net (4)	27,434	26,066

Total assets	$496,878	$552,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,466	$9,073
Accrued compensation	9,338	14,319
Interest payable	1,561	3,903
Accrued and other current liabilities (5)	6,216	7,140
Deferred revenue	13,048	11,662
Accrued restructuring charges	19,793	31,596
Accrued acquisition costs	3,517	—

Total current liabilities	60,939	77,693
Convertible subordinated notes	171,930	172,036

Total liabilities	232,869	249,729

Stockholders’ equity:
Common stock	72	67
Additional paid-in capital	725,563	708,163
Deferred stock-based compensation	(2,749)	(3,250)
Accumulated other comprehensive income	1,931	2,454
Accumulated deficit	(460,808)	(405,024)

Total stockholders’ equity	264,009	302,410

Total liabilities and stockholders’ equity	$496,878	$552,139

*	The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.
(1)	Includes receivables from companies considered related parties under SFAS 57 of $0.3 million and $0.6 million at March 31, 2003 and December 31, 2002, respectively.
(2)	Includes loan receivable from Maxia Pharmaceuticals, Inc. (see Note 11), a company considered a related party under SFAS 57, of $0 million and $1.5 million at March 31, 2003 and December 31, 2002, respectively, and prepaid expenses to companies considered related parties under SFAS 57 of $1.9 million and $2.1 million at March 31, 2003 and December 31, 2002, respectively.
(3)	Includes investments in companies considered related parties under SFAS 57 of $26.1 million and $26.1 million at March 31, 2003 and December 31, 2002, respectively.
(4)	Includes loans to executive officers of $0.7 million and $0.8 million at March 31, 2003 and December 31, 2002 respectively.
(5)	Includes accruals of payments to companies considered related parties under SFAS 57 of $1.5 million and $1.5 million at March 31, 2003 and December 31, 2002, respectively.

See accompanying notes

Incyte Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues (1)	$12,509	$29,014
Costs and expenses:
Research and development (2)	30,186	33,743
Selling, general and administrative (3)	7,377	14,168
Purchased in-process research and development	28,116	—
Other expenses	1,103	—

Total costs and expenses	66,782	47,911

Loss from operations	(54,273)	(18,897)
Interest and other income, net (4)	1,233	8,157
Interest expense	(2,439)	(2,538)
Gain/(loss) on certain derivative financial instruments	(45)	140

Loss before income taxes	(55,524)	(13,138)
Provision for income taxes	260	303

Net loss	$(55,784)	$(13,441)

Basic and diluted net loss per share	$(0.81)	$(0.20)

Shares used in computing basic and diluted net loss per share	68,986	66,864

(1)	Includes revenues from transactions with companies considered related parties under SFAS 57 of $0.2 million and $0.7 million for the three months ended March 31, 2003 and 2002, respectively.
(2)	Includes expenses from transactions with companies considered related parties under SFAS 57 of $0.1 million and $2.8 million for the three months ended March 31, 2003 and 2002, respectively.
(3)	Includes compensation expense related to loans to executive officers of $0.1 million and $0 million for the three months ended March 31, 2003 and 2002, respectively.
(4)	Includes gains on investments in companies considered related parties under SFAS 57 of $0 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively.

See accompanying notes

Incyte Corporation

Condensed Consolidated Statements Of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Net loss	$(55,784)	$(13,441)
Other comprehensive loss:
Unrealized losses on marketable securities	(490)	(9,559)
Foreign currency translation adjustments	(33)	(179)

Other comprehensive loss	(523)	(9,738)

Comprehensive loss	$(56,307)	$(23,179)

See accompanying notes

Incyte Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(55,784)	$(13,441)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,457	5,369
Purchased in-process research and development	28,116	—
Non-cash other expenses	393	—
Stock compensation	501	1,461
Compensation expense on executive loans	98	—
(Gain)/loss on derivative financial instruments	45	(140)
Impairment of long-term investments	1,900	—
Realized gain on long-term investments, net	(22)	(981)
Equity received in exchange for goods or services provided	—	(2,688)
Changes in certain assets and liabilities:
Accounts receivable	652	26,347
Prepaid expenses and other assets	(1,184)	(2,138)
Accounts payable	(2,415)	(862)
Accrued and other current liabilities	(20,893)	(15,433)
Deferred revenue	1,386	(3,514)

Net cash used in operating activities	(42,750)	(6,020)

Cash flows from investing activities:
Long-term investments	—	(5,000)
Proceeds from the sale of long-term investments	—	704
Acquisition of Maxia Pharmaceuticals, Inc.	(3,532)	—
Capital expenditures	(5,584)	(1,995)
Purchases of marketable securities	(134,408)	(120,222)
Sales and maturities of marketable securities	174,113	186,724
Loans to executive officers	—	(1,150)

Net cash provided by investing activities	30,589	59,061

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	8	2,871
Repurchase of common stock	(105)	—
Other	—	55

Net cash provided by (used in) financing activities	(97)	2,926

Effect of exchange rate on cash and cash equivalents	(33)	(179)

Net (decrease) increase in cash and cash equivalents	(12,291)	55,788
Cash and cash equivalents at beginning of period	22,928	43,368

Cash and cash equivalents at end of period	$10,637	$99,156

See accompanying notes

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

1.    Organization and business

Incyte Corporation (“Incyte”, “we”, “us” or “our”), formerly Incyte Genomics, Inc., was incorporated in Delaware in April 1991. In March 2003, we changed our name to Incyte Corporation. Incyte is a drug discovery company that develops proprietary genomic information and applies its expertise in medicinal chemistry and molecular, cellular and in vivo biology to the discovery of novel small molecule and protein therapeutics. We believe we have created the largest commercial portfolio of issued United States patents covering human, full-length genes and the proteins they encode, and license this intellectual property, as well as market our genomic and proteomic information, to many of the world’s leading pharmaceutical and biotechnology companies and academic research centers. Incyte has also assembled an experienced and talented drug discovery team that is identifying potential new drug therapies for cancer, inflammatory diseases and other medical conditions.

2.    Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2003, condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002, condensed consolidated statements of comprehensive loss for the three months ended March 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2002 has been derived from audited financial statements.

Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in Incyte’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts reported in previous periods have been reclassified to conform to 2003 financial statement presentation.

Stock-Based Compensation

In accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), Incyte has elected to continue applying the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as amended by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), in accounting for our stock-based compensation plans. Accordingly, we do not recognize compensation expense for stock options granted to employees and directors when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.

The fair value of each option and employee purchase right was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options For the Three Months Ended March 31,		Employee Stock Purchase Plan For the Three Months Ended March 31,
	2003	2002	2003	2002
Average risk-free interest rates	3.26%	3.81%	1.40%	2.18%
Average expected life (in years)	3.40	3.56	0.49	0.49
Volatility	82%	87%	108%	76%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

For purposes of disclosures pursuant to SFAS 123, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), the estimated fair value of options is amortized over the options’ vesting period. The following illustrates the pro forma effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123:

	For the Three Months Ended March 31,
	2003	2002
	(in thousands, except per share amounts)
Net loss, as reported	$(55,784)	$(13,441)
Add: Stock-based compensation, as reported	501	1,493
Deduct: Total stock-based compensation determined under the fair value based method for all awards	(1,431)	(5,726)

Pro forma net loss, SFAS 123 adjusted	$(56,714)	$(17,674)

Net loss per share:
Basic and diluted net loss per share—as reported	$(0.81)	$(0.20)
Basic and diluted net loss per share—SFAS 123 adjusted	$(0.82)	$(0.26)

We also record, and amortize over the related vesting periods, deferred compensation representing the difference between the price per share of stock issued or the exercise price of stock options granted and the fair value of our common stock at the time of issuance or grant.

3.    Property and equipment

Property and equipment consisted of:

	March 31, 2003	December 31, 2002
	(in thousands)
Office equipment	$4,522	$4,968
Laboratory equipment	24,055	24,489
Computer equipment	63,315	70,817
Leasehold improvements	30,012	31,010

	121,904	131,284
Less accumulated depreciation and amortization	(88,115)	(99,497)

	$33,789	$31,787

4.    Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Capitalized patents	$16,667	$(2,002)	$14,665	$14,465	$(1,582)	$12,883
Capitalized software	8,204	(3,242)	4,962	7,638	(2,797)	4,841
Acquired database technology	2,638	(521)	2,117	2,638	(429)	2,209
Other intangibles	362	(208)	154	362	(171)	191

Total	$27,871	$(5,973)	$21,898	$25,103	$(4,979)	$20,124

Costs of patents and patent applications are capitalized and amortized on a straight-line basis over their estimated useful lives of approximately 10 years in accordance with the provisions of Accounting Principles Board Opinion No. 17, Intangible Assets (“APB 17”). Capitalized software costs, which consist of software development costs incurred in developing certain products once the technological feasibility of the products has been determined, are recorded in accordance with FASB Statement

No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”), and are amortized on a straight-line basis over the estimated useful life of 3 years. Acquired database technology and other intangible assets recorded in conjunction with the acquisition of Proteome, Inc. are being amortized using the straight-line method over estimated useful lives ranging from 3 to 8 years. Amortization expense related to intangibles was $1.1 million for the three months ended March 31, 2003.

5.    Convertible subordinated notes

In February 2000, in a private placement, Incyte issued $200.0 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to all senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. We may, at our option, redeem the notes at any time at specific prices. Holders may require us to repurchase the notes upon a change in control, as defined. No notes were repurchased in the open market during the three-month periods ended March 31, 2003 and 2002.

6.    Revenue recognition

Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. We enter into various types of agreements for access to our databases of information, use of our intellectual property and sales of our custom products and services. Revenue is deferred for fees received before earned or until no further obligations exist.

Revenues received from agreements in which collaborators paid with equity securities in their company were $0 million and $2.4 million for the three months ended March 31, 2003 and 2002, respectively. Additionally, revenues received from agreements in which we concurrently invested funds in the collaborator’s equity securities were $0.2 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively.

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods or services for the three months ended March 31, 2003 and 2002 were $1.1 million and $1.0 million, respectively. No new transactions in which there was a concurrent commitment by us to purchase goods or services were entered into during the three months ended March 31, 2003. Of commitments made in prior periods, we expensed $2.8 million and $5.8 million for the three months ended March 31, 2003 and 2002, respectively.

The above transactions were recorded at fair value in accordance with our revenue recognition policy.

7.    Loss per share

Options to purchase 10,762,949 and 10,389,077 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, and notes convertible into 2,525,956 and 2,625,333 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share, as their effect was antidilutive.

8.    Segment reporting

Our operations are treated as one operating segment, in accordance with FASB Statement No. 131 (“SFAS 131”). For the three months ended March 31, 2003, we recorded revenue from customers throughout the United States and in Austria, Belgium, Canada, France, Germany, India, Israel, Japan, the Netherlands, Switzerland, and the United Kingdom. Export revenues for the three months ended March 31, 2003 and 2002 were $3.7 million and $11.8 million, respectively.

9.    Related party transactions

Incyte has entered into certain related party transactions as defined by FASB Statement No. 57, Related Party Disclosures (“SFAS 57”). In each of these transactions in which a director of Incyte is in some way affiliated with the other party to the transaction, such director has recused himself from voting on the related party transaction. For the three months ended March 31, 2003 and 2002, revenues from companies considered to be related parties as defined by SFAS 57 were $0.2 million and $0.7 million, respectively. At March 31, 2003 and December 31, 2002, accounts receivable from related parties were $0.3 million and $0.6 million, respectively, and loans receivable from related parties were $0.7 million and $2.3 million, respectively. At March 31, 2003 and December 31, 2002, prepaid expenses to related parties were $1.9 million and $2.1 million, respectively.

10.    Other Expenses

Costs associated with restructuring activities initiated prior to December 31, 2002 are accounted for in accordance with EITF Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). Accordingly, costs associated with such plans are recorded as other expenses in the consolidated statements of operations. Below is a summary of the activity related to other expenses recorded pursuant to EITF 94-3 for the periods in which activity related to our restructuring programs has taken place through the three months ended March 31, 2003.

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance as of December 31, 2002	2003 Charges to Operations	2003 Charges Utilized	Accrual Balance as of March 31, 2003
	(in thousands)
Restructuring expenses:
Workforce reduction	$7,325	$4,867	$—	$(4,867)	$—
Equipment and other assets	8,662	—	—	—	—
Lease commitments and other restructuring charges	17,924	18,504	504	(1,816)	17,192

Other expenses	$33,911	$23,371	$504	$(6,683)	$17,192

During 2002, we recognized other expenses of $33.9 million relating to restructuring programs announced in the fourth quarter of 2002. During the three months ended March 31, 2003, we recognized an additional charge of $0.5 million primarily relating to contract-related settlements and facilities lease expenses in excess of amounts originally estimated. We estimate that it may take us nine to twelve months to sublease the various properties that have been vacated. We utilized $4.9 million of accrued severance charges and $1.8 million of accrued facilities and other restructuring charges during the three months ended March 31, 2003. As of January 11, 2003, all affected employees had been terminated under this restructuring program.

The estimates above have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

2001 Restructuring and Other Impairments

	Original Charge Recorded in 2001	Accrual Balance as of December 31, 2002	2003 Charges to Operations	2003 Charges Utilized	Accrual Balance as of March 31, 2003
	(in thousands)
Restructuring expenses:
Workforce reduction	$8,114	$—	$—	$—	$—
Equipment and other assets	32,629	—	—	—	—
Lease commitments and other restructuring charges	14,859	8,225	599	(6,223)	2,601

Subtotal	55,602	8,225	599	(6,223)	2,601
Impairment of goodwill and other intangible assets	68,666	—	—	—	—
Impairment of other long-lived assets	6,104	—	—	—	—

Other expenses	$130,372	$8,225	$599	$(6,223)	$2,601

During 2001, we recognized other expenses of $130.4 million relating to restructuring programs and long-lived asset write-downs announced in the fourth quarter of 2001. During the three months ended March 31, 2003, we recognized an additional charge of $0.6 million relating to the restructuring programs from 2001 primarily relating to contract-related settlements and facilities lease expenses in excess of amounts originally estimated. We estimate that it may take us another nine to twelve months to sublease the various properties that have been vacated. We utilized $6.2 million of accrued facilities and other restructuring charges during the three months ended March 31, 2003.

The estimates above have been made, based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

11.    Acquisition of Maxia Pharmaceuticals, Inc.

In November 2002, we entered into an agreement to acquire Maxia Pharmaceuticals, Inc. (“Maxia”), a privately-held company based in San Diego, California. On February 18, 2003, the acquisition was completed. Maxia is a drug discovery and development company that specializes in small molecule drugs targeting diabetes and other metabolic disorders, cancer, inflammatory diseases and heart disease. We acquired Maxia to create a more advanced and robust pipeline of discovery projects and product candidates and to further our drug discovery and development efforts.

The transaction was accounted for as an asset purchase pursuant to FASB 141, Business Combinations, as Maxia had not commenced its planned principal operations as described in EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The purchase price was preliminarily allocated as follows:

(in thousands)
Net tangible liabilities assumed	$(722.7)
In-process research and development	28,115.7

Total purchase price	$27,393.0

The total purchase price of approximately $27.4 million consists of approximately 4,476,092 shares of Incyte common stock with a fair value of $17.5 million, cash of approximately $5.6 million (consisting of $4.1 million cash paid to Maxia stockholders and a $1.5 million note payable from Maxia, issued in August 2002, that was applied to this transaction), direct transaction costs of $1.4 million and additional liabilities assumed by Incyte as part of the acquisition of $2.9 million. The value of the 4,476,092 shares of Incyte common stock was based on a per share price of $3.91. For valuation purposes, this per share price of Incyte common stock was determined as the average closing market price for the five trading days preceding February 18, 2003, the date which the shares became determinable. Estimated direct transaction costs consist of fees for attorneys, accountants and filing costs. Of the total purchase price, up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the second anniversary of the consummation of the merger and up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the third anniversary of the consummation of the merger. We have paid these amounts into a third party escrow account.

The purchase price was allocated to the tangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date and to in-process research and development expense. Tangible assets acquired and liabilities assumed consist of cash of $0.5 million, prepaid expenses of $0.4 million, accounts payable of $0.8 million and accrued liabilities of $0.8 million. The charge for the purchase of in-process research and development expense (“IPRD”) was determined by an independent valuation expert, utilizing a discounted cash flow analysis. Purchased IPRD are acquired research and development projects which are not currently technologically feasible and which have no alternative future use. Incyte acquired three IPRD projects that are in stages ranging from discovery to preclinical phases; management has determined that each of these projects would require significant further development before they would be available for release to customers. This amount ($28.1 million) was recognized as an expense at the time of the acquisition, and is listed as a separate component of operating expense. The preliminary allocations above are based on management’s estimate of the purchase accounting at the date of acquisition and estimates will continue to be refined and the corresponding adjustments will be reflected in in-process research and development expenses. The purchase price allocation is subject to revision as management obtains additional information.

The consolidated financial statements include the operating results of Maxia from February 18, 2003, the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not material on either an individual or aggregate basis and the acquisition was accounted for as an acquisition of assets.

Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock could potentially be paid pursuant to the earn out milestones. The milestones occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Incyte’s Annual Report on Form 10-K for the year ended December 31, 2002.

When used in this discussion, the words “expects,” “believes,” “anticipates,” “estimates,” “could,” “intends,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the impact of certain critical accounting policies on our financial results; expected expenses and expenditure levels; expected revenues and sources of revenues; expected uses of net cash; expected losses, net losses and net loss levels; expected expenditures including expenditures on intellectual property and research and development; the offset of profits from certain products by other expenditures; our plans to manage our information products on a cash flow positive basis; the adequacy of capital resources; the need to raise additional capital; the expected effect of our contractual obligations on our future liquidity and cash flow; our plans to reduce expenditures in 2003 and the expected spending reductions, workforce reductions and office consolidations; our strategic investments, including anticipated expenditures, losses and expenses; the application of United States Patent and Trademark Office utility guidelines to our gene patent applications; costs associated with prosecuting, defending and enforcing patent claims and other intellectual property rights; the size of our intellectual property portfolio and its competitive position; our strategy with regard to protecting our intellectual property; the effect of pharmaceutical and biotechnology company consolidations, including reduced research and development spending and pricing constraints by pharmaceutical and biotechnology customers and the softening of the market for genomic information and the market for our information products; the effect of our pharmaceutical and biotechnology customers’ focus on late stage research and clinical products on the pricing of, and the length of contractual commitment for, our information products; the expected growth of, and our ability to manage expansion of, our therapeutic discovery and development operations, including operations in multiple locations; future required expertise relating to clinical trials, manufacturing, sales and marketing and for licenses to technology rights; the commercial availability of drugs resulting from our research; our ability to obtain and maintain product liability insurance; and our plan not to obtain earthquake insurance; are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the biotechnology and pharmaceutical industries; actual and future consolidations of pharmaceutical and biotechnology companies; continuing trends with respect to reduced pharmaceutical and biotechnology research spending; our ability to manage our information products on a cash flow positive basis; risks relating to the development of new products and their use by our potential collaborators; the impact of technological advances and competition; unanticipated delays in research and development efforts; the result of further research; our ability to consolidate our facilities and to exit and close facilities upon anticipated timelines; our ability to deliver products and services to our customers effectively with reduced headcount and management and key employee diversion; our ability to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; decreasing database revenues; the cost of accessing, licensing or acquiring technologies developed by other companies; significant delays or costs in obtaining regulatory approvals; failure to obtain regulatory approval; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene and other discoveries; our ability to integrate Maxia’s operations and programs successfully; our ability to obtain patent protection for our discoveries and to continue to be effective in expanding our patent coverage; the impact of changing laws on our patent portfolio; developments in and expenses relating to litigation; the results of businesses in which we hold equity; and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results,” all references to “Incyte,” “we,” “us,” or “our”“ mean Incyte Corporation and our subsidiaries.

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

Our business is now focused on our therapeutic discovery and development programs and our information products. Our current information products include databases, intellectual property licensing, and cDNA clones. The fees and the period of access to our database information are negotiated independently with each customer. In addition to providing access to pharmaceutical and biotechnology customers, we also provide access to our database to third parties who use the database to develop genomic tools, such as microarrays that require genomic content, which they in turn sell to pharmaceutical and biotechnology researchers. Fees payable by pharmaceutical and biotechnology collaborators for our information products also generally consist of non-exclusive or exclusive fees corresponding to patent rights on proprietary genes and proteins. We may also receive future milestone and royalty payments from collaborators from the development and sale of their products derived from our technology and database information.

We expect that the overall market for our information products will continue to be competitive based on softening of the market for genomic information, shrinking research budgets of our current and potential customers and industry consolidation. Revenue trends indicate that subscribers are being more cautious with their spending to focus more of their resources on late stage research and clinical products than in the past, and this has adversely impacted renewals and the pricing of, and the length of the contractual commitment for, our information products. We expect this trend to continue into 2003 and that revenues in 2003 will be lower than those recognized in the prior year.

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

In conjunction with the 2002 restructuring program, we expect to reduce certain annual expenses by over $80.0 million beginning in 2003, compared with 2002, through a combination of decreased spending, job reductions and office consolidations. The restructuring programs have had little impact on our therapeutic discovery and development programs as we intend to continue to invest in research and development for our therapeutic discovery and development efforts. We expect these expenses to continue to increase in 2003 and that these increases will partially offset our expected expense reductions from the 2002 restructuring program.

We anticipate incurring additional losses for the next several years as we expand our therapeutic drug discovery and development programs. We also expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. We do not expect to generate revenues from our therapeutic discovery and development efforts for several years, if at all. If we are unable to successfully develop and market pharmaceutical products over the next several years, our business, financial condition and results of operations would be adversely impacted.

Our investment portfolio includes equity and debt investments in publicly-traded and privately-held companies. Many of these companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful. The market values of many of these investments can fluctuate significantly. Current market conditions may cause us to write-down the value of our investments which could result in future charges to our earnings. The determination of investment impairment involves significant management judgment, and actual amounts realized for any specific investment may differ from recorded values. Because the market value of strategic investments that we hold can fluctuate significantly, and such fluctuations are highly variable and not within our control, any gains or losses related to strategic investments have not been included in earnings estimates for 2003.

During 2002 and 2001, we reported charges of $37.3 million and $130.4 million, respectively, relating to restructuring programs and long-lived asset write-downs announced in the fourth quarter of each year. During the three months ended March 31, 2003, we recorded an additional charge of $0.5 million and $0.6 million related to the 2002 and 2001 restructurings, respectively. A discussion of each of these restructuring programs follows:

During 2001, we exited certain product lines and, as a result of exiting these activities, we closed certain of our facilities in Fremont, California, Palo Alto, California, St. Louis, Missouri and Cambridge, United Kingdom. In addition to the product lines exited, we made infrastructure and other personnel reductions at our locations resulting in an aggregate workforce reduction of approximately 400 employees. A charge for the 2001 restructuring program and impairment of long-lived assets of $130.4 million was recorded in the fourth quarter of 2001 as a result of the change in focus. This charge was comprised of the following items: $68.7 million—goodwill and intangibles impairment; $55.6 million—restructuring charges (including $32.6 million in equipment and other assets impaired) and $6.1 million—impairment of a long-lived asset. Revenues from exited product lines for the years ended 2002 and 2001 were $3.6 million and $45.3 million, respectively. Additional charges for restructuring expenses of $3.4 million were recorded in 2002 and $0.6 million for the three months ended March 31, 2003 primarily for contract-related settlements, impairment of long-lived assets and facilities lease expenses in excess of estimated amounts, offset by the release of other restructuring accruals in excess of actual expenses.

On November 12, 2002, we announced plans to reduce our expenditures, primarily in research and development, through a combination of spending reductions, workforce reductions and office consolidations. The expense reduction plan included elimination of approximately 37% of our workforce in Palo Alto, California, Beverly, Massachusetts, and Cambridge, England and consolidation of our office and research facilities in Palo Alto, California. As a result of these actions, we incurred a charge of $33.9 million during the fourth quarter of 2002. For the three months ended March 31, 2003, we recorded an additional charge of $0.5 million relating to contract-related settlements and facilities lease expenses in excess of amounts originally estimated.

In November 2002, we entered into an agreement to acquire Maxia Pharmaceuticals, Inc. (“Maxia”), a privately-held company based in San Diego, California. On February 18, 2003, the acquisition was completed. Maxia is a drug discovery and development company that specializes in small molecule drugs targeting diabetes and other metabolic disorders, cancer, inflammatory diseases and heart disease. We acquired Maxia to create a more advanced and robust pipeline of discovery projects and product candidates and to further our drug discovery and development efforts.

The transaction was accounted for as an asset purchase pursuant to FASB 141, Business Combinations, as Maxia has not commenced its planned principal operations as described in EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The purchase price was preliminarily allocated as follows:

(in thousands)
Net tangible liabilities assumed	$(722.7)
In-process research and development	28,115.7

Total purchase price	$27,393.0

The total purchase price of approximately $27.4 million consists of approximately 4,476,092 shares of Incyte common stock with a fair value of $17.5 million, cash of approximately $5.6 million (consisting of $4.1 million cash paid to Maxia stockholders and a $1.5 million note payable from Maxia, issued in August 2002, that was applied to this transaction), direct transaction costs of $1.4 million and additional liabilities assumed by Incyte as part of the acquisition of $2.9 million. The value of the 4,476,092 shares of Incyte common stock was based on a per share price of $3.91. For valuation purposes, this per share price of Incyte common stock was determined as the average closing market price for the five trading days preceding February 18, 2003, the date which the shares became determinable. Estimated direct transaction costs consist of fees for attorneys, accountants and filing costs. Of the total purchase price, up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the second anniversary of the consummation of the merger and up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the third anniversary of the consummation of the merger. We have paid these amounts into a third party escrow account.

The purchase price was allocated to the tangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date and to in-process research and development expense. Tangible assets acquired and liabilities assumed consist of cash of $0.5 million, prepaid expenses of $0.4 million, accounts payable of $0.8 million and accrued liabilities of $0.8 million. The charge for the purchase of in-process research and development expense (“IPRD”) was determined by an independent valuation expert, utilizing a discounted cash flow analysis. Purchased IPRD are acquired research and development projects which are not currently technologically feasible and which have no alternative future use. Incyte acquired three IPRD projects that are in stages ranging from discovery to preclinical phases; management has determined that each of these projects would require significant further development before they would be available for release to customers. This amount ($28.1 million) was recognized as an expense at the time of the acquisition, and is listed as a separate component of operating expense. The preliminary allocations above are based on management’s estimate of the purchase accounting at the date of acquisition and estimates will continue to be refined and the corresponding adjustments will be reflected in in-process research and development expense. The purchase price allocation is subject to revision as management obtains additional information.

The condensed consolidated financial statements include the operating results of Maxia from February 18, 2003, the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not material on either an individual or aggregate basis and the acquisition was accounted for as an acquisition of assets.

Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock could potentially be paid pursuant to the earn out milestones. The milestones occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement.

Critical Accounting Policies and Estimates

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

Accounting for Long-Term Investments.    We monitor our investment portfolio for impairment on a periodic basis. Our investment portfolio includes equity and debt investments in publicly-traded and privately-held companies. Many of these companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful. Investments in publicly-traded companies are classified as available-for-sale and are adjusted to their fair value each period based on their traded market price with any adjustments being recorded in other comprehensive income. Investments in privately-held companies are carried at cost. We record an investment impairment charge when we believe that the investment has experienced a decline in value that is other than temporary. The determination of whether an impairment is other than temporary consists of a review of qualitative and quantitative factors by members of senior management. Generally, declines that persist for six months or more are considered other than temporary. We use the best information available in these assessments, however, the information available may be limited. These determinations involve significant management judgment, and actual amounts realized for any specific investment may differ from the recorded values. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional impairment charges.

Restructuring Charges.    The restructuring charges resulting from the 2002 and 2001 restructuring programs have been recorded in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”) and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges (“SAB 100”). Any future restructuring activities initiated after December 31, 2002 will be recorded in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The restructuring charges are comprised primarily of costs to exit facilities, reduce our workforce, write-off fixed assets, and costs of outside services incurred in the restructuring. The workforce reduction charge was determined based on the estimated severance and fringe benefit charge for identified employees. In calculating the cost to exit the facilities, we estimated for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, the amount, if any, of sublease receipts and real estate broker fees. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Estimates were also used in our calculation of the estimated realizable value on equipment that is being held for sale. These estimates were formed based on recent history of sales of similar equipment and market conditions. Our assumptions on either the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of fixed assets held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates.

Results of Operations

We recorded a net loss and diluted net loss per share of $55.8 million and $0.81, respectively, for the three months ended March 31, 2003, as compared to $13.4 million and $0.20, respectively, in the same period a year ago.

Revenues.    Revenues for the three months ended March 31, 2003 decreased to $12.5 million compared to $29.0 million for the corresponding period in 2002.

Revenues were derived primarily from information products. Information products include database subscriptions, licensing of our intellectual property and partner programs and represented 100% and 93% of total net revenues for the three months ended March 31, 2003 and 2002, respectively. The decrease in revenues from 2002 reflects a softening in the market for genomic information, a reduction in research spending by pharmaceutical and biotechnology companies due in part to consolidations within these industries, their efforts to reduce spending and the accompanying impact on renewals and the price of our information products. Our database subscription and licensing revenue have been adversely impacted as subscribers are being more cautious with their spending than in the past. Revenues for the three months ended March 31, 2003 and 2002 included $0 million and $2.0 million, respectively, of revenue associated with the exited custom genomics product lines that was announced in the fourth quarter of 2001.

Revenues received from agreements in which collaborators paid with equity securities in their company were $0 million and $2.4 million for the three months ended March 31, 2003 and 2002, respectively. Additionally, revenues received from agreements in which we concurrently invested funds in the collaborator’s stock were $0.2 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively.

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods or services for the three months ended March 31, 2003 and 2002 were $1.1 million and $1.0, respectively. No transactions in which there was a concurrent commitment by us to purchase goods or services were entered into during the three months ended March 31, 2003. Of commitments made in prior periods, we expensed $2.8 million and $5.8 million for the three months ended March 31, 2003 and 2002, respectively.

The above transactions were recorded at fair value in accordance with our revenue recognition policy.

Operating Expenses.    Total costs and expenses for the three months ended March 31, 2003 increased to $66.8 million compared to $47.9 million for the corresponding period in 2002. In conjunction with the 2002 restructuring, we expect to reduce certain annual expenses by over $80.0 million in 2003, compared with 2002, through a combination of decreased spending, job reductions and office consolidations. The restructuring programs have had little impact on our therapeutic discovery and development programs as we intend to continue to invest in research and development for our therapeutic discovery and development efforts. We expect these expenses to continue to increase in 2003, and that such increases will partially offset our expected expense reductions from the 2002 restructuring program.

Research and development expenses.    Research and development expenses for the three months ended March 31, 2003 decreased to $30.2 million compared to $33.7 million for the corresponding period in 2002. The decrease in research and development expenses was primarily the result of expenses eliminated from the restructuring programs, partially offset by increased therapeutic discovery and development expenses.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the three months ended March 31, 2003 decreased to $7.4 million compared to $14.2 million for the corresponding period in 2002. The decrease was primarily the result of expenses eliminated from the restructuring programs and decreased legal expenses, partially offset by general and administrative expenses incurred to support our therapeutic discovery and development efforts. Legal expenses related to our patent infringement lawsuits were approximately $0.3 million and $1.4 million in the three months ended March 31, 2003 and 2002, respectively. The decrease resulted primarily from the settlement of our patent infringement lawsuit with Affymetrix in December 2002. Regardless of the outcome, our ongoing patent infringement litigation is expected to result in future costs to us, which could be substantial.

Purchased in-process research and development expense.    Purchased in-process research and development expense for the three months ended March 31, 2003 of $28.1 million resulted from the acquisition of Maxia.

Other Expenses.    Other expenses for the three months ended March 31, 2003 of $1.1 million represent charges recorded in connection with restructuring costs. These expenses consist of $0.5 million related to the restructuring announced in the fourth quarter of 2002 and $0.6 million related to the increase in the 2001 restructuring charges and were related to contract-related settlements and facilities lease expenses in excess of amounts originally estimated.

Interest and other income, net.    Interest and other income, net for the three months ended March 31, 2003, decreased to $1.2 million from $8.2 million for the corresponding period in 2002. This decrease was primarily due to a decrease in cash invested, lower interest rates, a $1.9 million long-term investment impairment charge in 2003, and interest and premium earned on the conversion of a note held in another company in 2002.

Interest expense.    Interest expense for the three months ended March 31, 2003 decreased slightly to $2.4 million from $2.5 million for the corresponding period in 2002. The decrease was primarily from the timing impact of the early retirement of $6.7 million face value of our convertible subordinated notes in 2002.

Gain/(Loss) on Certain Derivative Financial Instruments.    Loss on derivative financial instruments for the three months ended March 31, 2003 of $45,000 and gain on derivative financial instruments for the three months ended March 31, 2002 of $0.1 million represents the change in fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133 (“SFAS 133”).

Provision for income taxes.    Due to our net loss in 2003 and 2002, we had a minimal effective annual income tax rate. The income taxes for 2003 and 2002 are primarily attributable to foreign withholding taxes.

Liquidity and Capital Resources

As of March 31, 2003, we had $376.2 million in cash, cash equivalents and marketable securities, compared to $429.0 million as of December 31, 2002. We have classified all of our marketable securities as short-term, as we may choose not to hold our marketable securities until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used by operating activities was $42.8 million for the three months ended March 31, 2003, as compared to $6.0 million for the three months ended March 31, 2002. The increase was primarily due to the increase in net loss in 2003, adjusted for non-cash items such as purchased in-process research and development charge and impairment of long-term investments, as well as the decrease in accrued and other liabilities and a decrease in cash provided from accounts receivable.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and net purchases of long-term investments. Capital expenditures for the three months ended March 31, 2003 were $5.6 million as compared to $2.0 million in the same period in 2002, primarily due to increased spending on our therapeutic discovery and development efforts. Long-term investments in companies having operations or technology in areas within our strategic focus were $0 million and $5.0 million for the three months ended March 31, 2003 and 2002, respectively. In addition, during the three months ended March 31, 2003, we expended $3.5 million related to the acquisition of Maxia. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturity/sales and purchases of marketable securities.

Net cash used by financing activities was $0.1 million for the three months ended March 31, 2003 as compared to net cash provided of $2.9 million for the three months ended March 31, 2002. Cash used by financing activities in 2003 was primarily due to amounts paid to repurchase shares of our common stock, offset by proceeds received from the issuance of common stock under our stock option and employee stock purchase plans. In October 2002, we announced that our board of directors authorized the expenditure of up to $30.0 million to repurchase shares of our common stock in open market and privately negotiated transactions. Through March 31, 2003, we had repurchased and retired 1,165,000 shares of common stock for an aggregate purchase price of $5.8 million. For the three months ended March 31, 2003, we repurchased 30,000 shares of common stock for an aggregate purchase price of $0.1 million. Net cash provided by financing activities in 2002 was primarily due to proceeds received from the issuance of common stock under our stock option and employee stock purchase plans.

The following summarizes our contractual obligations at March 31, 2003 and the effect those obligations are expected to have on our liquidity and cash flow in future periods, with the time periods in the headings to the columns based upon time elapsed from December 31, 2002 (in millions):

	Total	Less Than 1 Year	Years 1–3	Years 4–5	Over 5 Years
Contractual Obligations:
Convertible subordinated debt	$170.3	$—	$—	$170.3	$—
Interest on convertible subordinated debt	37.5	4.7	18.7	14.1	—
Non-cancelable operating lease obligations:
Related to current operations	44.9	7.4	12.4	10.2	14.9
Related to vacated space	30.1	4.3	8.2	7.0	10.6

Total contractual obligations	$282.8	$16.4	$39.3	$201.6	$25.5

We have purchase commitments of $10.0 million at March 31, 2003, the timing of which is dependent upon provision by the vendor of products and services. Additionally, we have committed to purchase equity in certain companies when certain events occur. The total amount committed at March 31, 2003 was $5.0 million. These commitments are considered contingent commitments as a future event must occur to cause the commitment to be enforceable.

We expect to use net cash in 2003 as we invest in our therapeutic discovery and development programs, including continued expansion of our laboratory facilities; continue to invest in our intellectual property portfolio; continue to seek access to technologies through investments, research and development and new alliances, license agreements and/or acquisitions; make payments related to our restructuring programs; make strategic investments; and continue to make improvements in existing facilities.

We believe that our existing resources will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our ability to attract and retain collaborators for our databases and other products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; expenditures in connection with our expansion of therapeutic discovery and development programs; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; capital expenditures required to expand our facilities, including facilities for our expanding therapeutic discovery and development programs; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in our research and development or business plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

In February 2003, we completed our acquisition of Maxia Pharmaceuticals, Inc. We paid or will pay to former Maxia stockholders up to approximately 4,476,092 shares of our common stock and $4.1 million in cash. Of the total consideration, up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the second anniversary of the consummation of the merger and up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the third anniversary of the consummation of the merger. We have paid these amounts into a third party escrow account. In addition, our $1.5 million note payable from Maxia, issued in August 2002, was applied to the purchase price of this transaction, we incurred direct transaction costs of $1.4 million and, as part of the acquisition, we assumed additional liabilities of Maxia of $2.9 million. Included in the tangible assets we acquired from Maxia was cash of $0.5 million.

Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock could potentially be paid pursuant to the earn out milestones. The milestones occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement.

FACTORS THAT MAY AFFECT RESULTS

RISKS RELATING TO OUR FINANCIAL RESULTS

We have had only limited periods of profitability, we expect to incur losses in the future and we may not return to profitability.

We had net losses from inception in 1991 through 1996 and in 1999 through the three months ended March 31, 2003. Because of those losses, we had an accumulated deficit of $460.8 million as of March 31, 2003. We intend to continue to spend significant amounts on new product and technology development, including the expansion of our research and development efforts for therapeutic discovery and development, the determination of the sequence of genes and the filing of patent applications regarding those gene sequences, the determination of gene functions, and our research and development alliances. As a result, we expect to incur losses in 2003. We expect to report net losses in future periods as well.

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

Our operating results are difficult to predict and may fluctuate significantly from period to period, which may cause our stock price to decline and result in losses to investors. Some of the factors that could cause our operating results to fluctuate include:

•	changes in the demand for our products;

•	the timing of intellectual property licenses that we may grant;

•	the introduction of competitive databases or services, including databases of publicly available, or public domain, genetic information;

•	the nature, pricing, length of commitments for and timing of products and services provided to our collaborators;

•	our ability to compete effectively in our therapeutic discovery and development efforts against competitors that have greater financial or other resources or drug candidates that are in further stages of development;

•	acquisition, licensing and other costs related to the expansion of our operations, including operating losses of acquired businesses;

•	losses and expenses related to our investments;

•	our ability to attract and retain key personnel;

•	regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information;

•	regulatory actions and changes related to the development of drugs;

•	changes in intellectual property laws that affect our rights in genetic information that we license;

•	payments of milestones, license fees or research payments under the terms of our external alliances and collaborations and our ability to monitor and enforce such payments; and

•	expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights, including the lawsuits filed by Invitrogen and counterclaims filed by us.

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

Our ability to obtain new customers for information products, to enter into license agreements for our intellectual property or to obtain renewals or additions to existing database product subscriptions, depends upon prospective subscribers’ perceptions that our products and services can help accelerate their drug discovery efforts. Our database and licensing sales cycle is typically lengthy because we need to educate our potential subscribers and sell the benefits of our products to a variety of constituencies within potential subscriber companies. In addition, each agreement involves the negotiation of unique terms, and we may expend substantial funds and management effort with no assurance that a new, renewed or expanded agreement will result. These expenditures, without increased revenues, will negatively impact our profitability. Consolidations of pharmaceutical companies involved in drug discovery and development as well as expenditure reductions and an increased focus by our current or potential subscribers on later stage development programs and clinical compounds have affected the timing, progress and relative success of our sales and renewal efforts. We expect that any future consolidations and reductions in research budgets will have similar effects. In addition, current or prospective subscribers may perceive us to be in competition with them given our therapeutic discovery and development efforts, which may adversely impact new sales or renewals.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of March 31, 2003, we had:

•	total consolidated debt of $171.9 million,

•	stockholders’ equity of $264.0 million, and

•	a deficiency of earnings available to cover fixed charges of $55.5 million for the three months ended March 31, 2003.

A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our convertible subordinated notes due 2007 that we sold in February 2000. At March 31, 2003, $170.3 million face value of those notes were outstanding. The following table shows, as of March 31, 2003, the aggregate amount of our interest payments due in each of the next five calendar years listed:

Year	Aggregate Interest
2003 (remaining)	$4,683,250
2004	9,366,500
2005	9,366,500
2006	9,366,500
2007	4,683,250

Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

•	placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our therapeutic discovery and development efforts may target diseases and conditions that are already subject to existing therapies or that are subject to the drug discovery efforts of other entities. These competitors may develop products more rapidly or successfully than we or our collaborators are able to do. Our competitors might develop drugs that are more effective or less costly than any that are being developed by us or that would render our products obsolete and noncompetitive. In addition, our competitors may succeed in obtaining regulatory approvals for drug candidates more rapidly. Also, our competitors may obtain patent protection or other intellectual property rights that would limit our ability to develop competitive products. Any drugs resulting from our research and development efforts, or from our joint efforts with any future collaborators, might not be able to compete successfully with competitors’ existing and future products or obtain regulatory approval in the United States or elsewhere.

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

Our future success also will depend in part on the continued service of our executive management team, key scientific, bioinformatics and management personnel and our ability to identify, hire, train and retain additional personnel for our therapeutic drug discovery and development programs. We experience intense competition for qualified personnel. If we are unable to continue to attract, train and retain these personnel, we may be unable to expand our business in accordance with our business requirements.

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

An important element of our business strategy will be to enter into collaborative arrangements with third parties under which we license our therapeutic product candidates to those third parties for development and commercialization. We face significant competition in seeking appropriate collaborators. Also, these arrangements are complex to negotiate and time-consuming to document. We may not be successful in our attempts to establish these arrangements. The terms of any such arrangements that we establish may not be favorable to us. Further, any such arrangements may be unsuccessful.

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

Our revenues are dependent on our ability to attract new customers and to retain existing customers. If we are unable to enter into additional agreements, or if our current database customers choose not to renew their agreements upon expiration or choose to renew their agreements at lower prices or for shorter durations, we may not generate additional revenues or maintain our current revenues. Our database revenues are also affected by the extent to which existing customers expand their agreements to include our new database products and the extent to which existing customers reduce the number of products for which they subscribe, the impact of which will vary based upon our pricing of those products, as well as the pricing of new information product offerings. If the market for genomic information continues to soften, we may be required to lower prices further or restructure our product offerings to continue to meet customer demands which, in turn, may adversely impact our revenues. Some of our database agreements require us to meet performance obligations, some or all of which we may not be successful in attaining. A database customer can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period. In addition, it is likely that database revenues will decrease if we are successful in entering into co-development arrangements with some of our current database subscribers to develop new therapeutic products.

Licensing our gene-related intellectual property may not contribute significantly to revenues for several years, and may never result in revenues.

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

If we fail to enter into future in-licensing or collaborative arrangements or if these arrangements are unsuccessful, our business and operations would be negatively impacted.

We do not know if we will be able to establish collaborative arrangements, or whether any such future in-licensing or collaborative arrangements will ultimately be successful. For example, there have been, and may continue to be, a significant number of recent business combinations among large pharmaceutical companies that have resulted, and may continue to result, in a reduced number of potential future corporate collaborators. This consolidation may limit our ability to find partners who will work with us in developing and commercializing drugs. If business combinations involving our existing corporate collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our corporate collaborations or agreements. If we are unable to enter into collaborative arrangements or if those arrangements are unsuccessful, our research and development efforts could be negatively impacted and we may need to seek additional capital resources during times when those resources may not be available or are available on less favorable terms.

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

We may be unsuccessful in defending or pursuing these lawsuits. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. An adverse determination may subject us to significant liabilities or require us or our future collaborators to seek licenses to other parties’ patents or proprietary rights. We or our future collaborators may also be restricted or prevented from manufacturing or selling our products and services. Further, we or our future collaborators may not be able to obtain any necessary licenses on acceptable terms, if at all.

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

Our ability to license proprietary genes may be dependent on our ability to obtain patents. We believe we have the largest commercial portfolio of issued U.S. patents covering human full-length genes, the proteins they encode and the antibodies directed against them. If legislation currently proposed by the United States Patent and Trademark Office is adopted, fees associated with filing and prosecuting patent applications would increase significantly. If such fees are significantly increased, we would incur higher expenses and our intellectual property strategy could be adversely affected.

International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.

Biotechnology patent law outside the U.S. is even more uncertain than in the U.S. and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our investments in short-term marketable securities. Our investment policy calls for investment in short term, low risk instruments. As of March 31, 2003, investments in marketable securities were $365.5 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2003, the decline in the fair value of the portfolio would not be material.

We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments and long-term investments, entered into to further our business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical/ biotechnology industry sector, and are primarily in companies with which we have research and development, licensing or other collaborative agreements. We typically do not attempt to reduce or eliminate our market exposure on these securities. As of March 31, 2003, long-term investments were $33.7 million.

We are exposed to foreign exchange rate fluctuations as the financial results of our foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. All of our revenues are denominated in U.S. dollars. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of March 31, 2003, the impact to our financial position or results of operations would not be material.

Item 4.    Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)    Changes in internal controls.    There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

(c) On February 18, 2003, we issued approximately 2,625,820 shares of our common stock to the stockholders of Maxia Pharmaceuticals, Inc., a privately-held company based in San Diego, California, in exchange for all of the outstanding capital stock of Maxia. An additional 975,000 shares of our common stock were issued to certain debt holders of Maxia. Up to an additional 437,636 shares of our common stock will be issued on each of the second and third anniversaries of the consummation of the merger. Common stock worth $11.2 million (based on the future value of our common stock) may be issued to the former Maxia stockholders if certain milestones are met. In any event, no more than 13,531,138 shares of our common stock will be issued to the former Maxia stockholders in the aggregate pursuant to the merger agreement. We issued these shares in reliance on the exemption set forth in Section 3(a)(10) of the Securities Act of 1933. Pursuant to Section 25142 of the California Corporations Code, a fairness hearing, which met the requirements of Section 3(a)(10), was held in connection with the issuance of the shares of our common stock in exchange for the equity and debt of Maxia. The California Department of Corporations issued a permit for the issuance of these securities on February 3, 2003. These sales were made without general solicitation or advertising.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Document
10.4#	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended and restated.
# Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

We filed the following reports on Form 8-K during the fiscal quarter ended March 31, 2003:

(i)	Current Report on Form 8-K dated February 18, 2003, reporting under Item 5 that we completed the acquisition of Maxia Pharmaceuticals, Inc.

(ii)	Current Report on Form 8-K dated May 5, 2003, furnishing under Item 12 our financial results for our first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE CORPORATION

Date: May 14, 2003	By:	/s/ PAUL A. FRIEDMAN
Paul A. Friedman Chief Executive Officer (Principal Executive Officer)

INCYTE CORPORATION

Date: May 14, 2003	By:	/s/ JOHN M. VUKO
John M. Vuko Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, Paul A. Friedman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Incyte Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ PAUL A. FRIEDMAN
Paul A. Friedman Chief Executive Officer

CERTIFICATION

I, John M. Vuko, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Incyte Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ JOHN M. VUKO
John M. Vuko Chief Financial Officer

COMPLIANCE WITH CERTIFICATION REQUIREMENTS

The certification by such officers of this report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the SEC as additional correspondence accompanying this report.

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document
10.4#	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended and restated

#	Indicates management contract or compensatory plan or arrangement.