Form 10-Q
period 2003-06-30
INCYTE CORP
filed 2003-08-13
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 72,175,709 as of July 31, 2003.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2003	December 31, 2002*
ASSETS
Current assets:
Cash and cash equivalents	$22,015	$22,928
Marketable securities—available-for-sale	338,624	406,090
Accounts receivable, net(1)	7,515	8,485
Prepaid expenses and other current assets(2)	10,399	21,268

Total current assets	378,553	458,771
Property and equipment, net	32,021	31,787
Long-term investments (3)	31,358	35,515
Intangible and other assets, net (4)	28,543	26,066

Total assets	$470,475	$552,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,416	$9,073
Accrued compensation	11,156	14,319
Interest payable	3,903	3,903
Accrued and other liabilities(5)	4,772	7,140
Deferred revenue	15,071	11,662
Accrued restructuring charges	18,014	31,596
Accrued acquisition costs	2,964	—

Total current liabilities	61,296	77,693
Convertible subordinated notes	171,823	172,036

Total liabilities	233,119	249,729

Stockholders’ equity:
Common stock	72	67
Additional paid-in capital	726,672	708,163
Deferred compensation	(2,251)	(3,250)
Accumulated other comprehensive income	571	2,454
Accumulated deficit	(487,708)	(405,024)

Total stockholders’ equity	237,356	302,410

Total liabilities and stockholders’ equity	$470,475	$552,139

*	The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.
(1)	Includes receivables from companies considered related parties under SFAS 57 of $0.2 million and $0.6 million at June 30, 2003 and December 31, 2002, respectively.
(2)	Includes loan receivable from Maxia Pharmaceuticals, Inc. (see Note 12), a company considered a related party under SFAS 57 as of December 31, 2002, of $1.5 million at December 31, 2002, and prepaid expenses to companies considered related parties under SFAS 57 of $1.0 million and $2.1 million at June 30, 2003 and December 31, 2002, respectively.
(3)	Includes investments in companies considered related parties under SFAS 57 of $26.1 million and $26.1 million at June 31, 2003 and December 31, 2002, respectively.
(4)	Includes loans to executive officers of $0.6 million and $0.8 million, net of amortization, at June 30, 2003 and December 31, 2002 respectively.
(5)	Includes accruals of payments to companies considered related parties under SFAS 57 of $0 million and $1.5 million at June 30, 2003 and December 31, 2002, respectively.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Revenues (1)	$11,036	$29,059	$23,545	$58,073

Costs and expenses:
Research and development (2)	29,870	37,717	60,056	71,460
Selling, general and administrative (3)	7,694	12,748	15,071	26,916
Purchased in-process research and development	—	—	28,116	—
Other expenses	290	1,371	1,393	1,371

Total costs and expenses	37,854	51,836	104,636	99,747

Loss from operations	(26,818)	(22,777)	(81,091)	(41,674)
Interest and other income (expense), net (4)	2,490	6,601	3,723	14,758
Interest expense	(2,439)	(2,389)	(4,878)	(4,927)
Gain on repurchase of convertible subordinated notes	—	1,937	—	1,937
Gain (loss) on certain derivative financial instruments, net	108	(613)	63	(473)

Loss before income taxes	(26,659)	(17,241)	(82,183)	(30,379)
Provision for income taxes	241	300	501	603

Net loss	$(26,900)	$(17,541)	$(82,684)	$(30,982)

Basic and diluted net loss per share	$(0.37)	$(0.26)	$(1.17)	$(0.46)

Shares used in computing basic and diluted net loss per share	71,895	67,440	70,441	67,154

(1)	Includes revenues from transactions with companies considered related parties under SFAS 57 of $0.2 million and $0.5 million for the three months ended June 30, 2003 and 2002, respectively, and $0.4 million and $1.2 million for the six months ended June 30, 2003 and 2002, respectively.
(2)	Includes expenses from transactions with companies considered related parties under SFAS 57 of $0.9 million and $2.8 million for the three months ended June 30, 2003 and 2002, respectively, and $1.0 million and $5.6 million for the six months ended June 30, 2003 and 2002, respectively.
(3)	Includes compensation expense related to loans to executive officers of $0.1 million and $0 million for the three months ended June 30, 2003 and 2002, respectively, and $0.2 million and $0 million for the six months ended June 30, 2003 and 2002, respectively.
(4)	Includes gains on investments in companies considered related parties under SFAS 57 of $0 million and $0.8 million for the three and six months ended June 30, 2003 and 2002, respectively.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net loss	$(26,900)	$(17,541)	$(82,684)	$(30,982)
Other comprehensive loss:
Unrealized losses on marketable securities	(1,363)	(2,188)	(1,853)	(11,747)
Foreign currency translation adjustments	3	(69)	(30)	(248)

Other comprehensive income loss	(1,360)	(2,257)	(1,883)	(11,995)

Comprehensive loss	$(28,260)	$(19,798)	$(84,567)	$(42,977)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30
	2003	2002
Cash flows from operating activities:
Net loss	$(82,684)	$(30,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,939	11,254
Non-cash other expenses	393	—
Purchased in-process research and development	28,116	—
Compensation expense on loans to executive officers	172	—
Stock compensation	999	2,328
Gain on repurchase of convertible subordinated notes	—	(1,937)
(Gain) loss on derivative financial instruments, net	(63)	473
Realized gain on long-term investments, net	(456)	(1,106)
Impairment of long-term investments	2,714	—
Debt instruments and equity received in exchange for goods or services provided	—	(2,688)
Changes in certain assets and liabilities:
Accounts receivable	970	28,909
Prepaid expenses and other assets	3,487	(4,184)
Accounts payable	(4,465)	1,100
Accrued and other current liabilities	(19,904)	(10,806)
Deferred revenue	3,409	(7,188)

Net cash used in operating activities	(58,373)	(14,827)

Cash flows from investing activities:
Long-term investments	—	(5,000)
Acquisition of Maxia Pharmaceuticals, net of cash acquired	(4,137)	—
Proceeds from the sale of long-term investments	1,838	2,532
Capital expenditures	(6,959)	(6,711)
Purchases of marketable securities	(335,698)	(368,314)
Sales and maturities of marketable securities	401,434	394,515
Loans to executive officers	—	(1,150)

Net cash provided by investing activities	56,478	15,872

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,117	4,645
Repurchase of convertible subordinated notes	—	(4,690)
Repurchase of common stock	(105)	—
Other	—	73

Cash provided by financing activities	1,012	28

Effect of exchange rate on cash and cash equivalents	(30)	(248)

Net (decrease) increase in cash and cash equivalents	(913)	825
Cash and cash equivalents at beginning of period	22,928	43,368

Cash and cash equivalents at end of period	$22,015	$44,193

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

1. Organization and business

Incyte Corporation (“Incyte”, “we”, “us” or “our”), formerly Incyte Genomics, Inc., was incorporated in Delaware in April 1991. In March 2003, we changed our name to Incyte Corporation. Incyte is a drug discovery company that is using its expertise in medicinal chemistry and molecular, cellular and in vivo biology to discover and develop novel therapeutics. We believe we have the largest compilation of information regarding full-length human genes and the proteins they encode and the largest commercial portfolio of issued United States patents covering such genes and proteins. We use, license and sell this intellectual property, as well as market our genomic and proteomic information, to many of the world’s leading pharmaceutical and biotechnology companies and academic research centers. Incyte has also assembled an experienced and talented drug discovery team that is identifying potential new drug therapies for cancer, inflammatory diseases and other medical conditions.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2003, condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2002 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

The fair value of each option and employee purchase right was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended June 30		For the Six Months Ended June 30		For the Three Months Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002	2003	2002	2003	2002
Average risk-free interest rates	2.39%	3.78%	3.06%	3.80%	1.70%	1.80%	1.70%	1.80%
Average expected life (in years)	4.78	3.24	3.72	3.51	1.37	0.50	1.37	0.50
Volatility	91%	87%	84%	87%	108%	84%	108%	84%

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

For purposes of disclosures pursuant to SFAS 123, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), the estimated fair value of options is amortized over the options’ vesting period. The following illustrates the pro forma effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002
Net loss, as reported	$(26,900)	$(17,541)	$(82,684)	$(30,982)
Add: Stock-based employee compensation	498	1,493	999	557
Deduct: Total stock-based employee compensation determined under the fair value-based method for all awards	(3,952)	(5,405)	(5,607)	(10,313)

Pro forma net loss	$(30,354)	$(21,453)	$(87,292)	$(40,738)

Net loss per share:
Basic and diluted net loss per share-as reported	$(0.37)	$(0.26)	$(1.17)	$(0.46)

Basic and diluted net loss per share-as SFAS 123 adjusted	$(0.42)	$(0.32)	$(1.24)	$(0.61)

We also record, and amortize over the related vesting periods, deferred compensation representing the difference between the price per share of stock issued or the exercise price of stock options granted and the fair value of our common stock at the time of issuance or grant.

3. Property and equipment

Property and equipment consisted of (in thousands):

	June 30, 2003	December 31, 2002
Office equipment	$4,577	$4,968
Laboratory equipment	25,082	24,489
Computer equipment	63,221	70,817
Leasehold improvements	30,215	31,010

	123,095	131,284
Less accumulated depreciation and amortization	(91,074)	(99,497)

	$32,021	$31,787

4. Long-term investments

We have made equity and debt investments in a number of companies whose businesses may be complementary to our business; most of these investments were made in connection with the establishment of a collaborative arrangement between us and the investee company. We account for our investments in publicly-traded companies in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as available-for-sale and are adjusted to their fair value each period based on their traded market price with any adjustments being recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Investments in privately-held companies are carried at cost. We own less than 20% of the outstanding voting stock of each long-term investment and do not have the ability to exert significant influence over these investments.

        Investment impairment charges are recorded when we believe that an investment has experienced a decline in value that is other than temporary. The determination of whether an impairment is other than temporary consists of a review of qualitative and quantitative factors by members of senior management. Generally, declines that persist for six months or more are considered other than temporary. We use the best information available in these assessments; however, the information available may be limited. These determinations involve significant management judgment, and actual amounts realized for any specific investment may differ from the recorded values. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional impairment charges

As of June 30, 2003, our long-term investments consisted of equity investments in privately-held companies. For the three and six months ended June 30, 2003, we recorded an impairment charge of $0.8 million and $2.7 million, respectively. Impairment charges are included in “Interest and other income (expense), net.”

One long-term investment comprised 48% and 42% of the total long-term investments balance at June 30, 2003 and December 31, 2002, respectively. The activity on our long-term investments, in any given quarter, may result in gains or losses on sales or impairment charges. As of June 30, 2003, long-term investments represent 6% of our total assets. Amounts realized upon disposition of these investments may be different from their carrying value.

5. Intangible and other assets

Intangible and other assets, net, totaling $28.5 million and $26.1 million at June 30, 2003 and December 31, 2002, respectively, consisted of $23.2 million and $20.1 million of intangible assets, net, at June 30, 2003 and December 31, 2002, respectively, and $5.3 million and $6.0 million of other assets at June 30, 2003 and December 31, 2002, respectively. Intangible assets consisted of the following (in thousands):

	June 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Capitalized patents	$18,321	$(2,447)	$15,874	$14,465	$(1,582)	$12,883
Capitalized software	9,096	(3,872)	5,224	7,638	(2,797)	4,841
Acquired database technology	2,638	(613)	2,025	2,638	(429)	2,209
Other intangibles	362	(243)	119	362	(171)	191

Total	$30,417	$(7,175)	$23,242	$25,103	$(4,979)	$20,124

Costs of patents and patent applications are capitalized and amortized on a straight-line basis over their estimated useful lives of approximately ten years in accordance with the provisions of Accounting Principles Board Opinion No. 17, Intangible Assets (“APB 17”). Capitalized software costs, which consist of software development costs incurred in developing certain products once the technological feasibility of the products has been determined, are recorded in accordance with FASB Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”), and are amortized on a straight-line basis over the estimated useful life of three years. Acquired database technology and other intangible assets recorded in conjunction with the acquisition of Proteome, Inc. are being amortized using the straight-line method over estimated useful lives ranging from three to eight years. Amortization expense related to intangibles was $1.2 million and $2.3 million for the three and six months ended June 30, 2003, respectively.

6. Convertible subordinated notes

In February 2000, in a private placement, Incyte issued $200.0 million of convertible subordinated notes, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to all senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. We may, at our option, redeem the notes at any time at specific prices. Holders may require us to repurchase the notes upon a change in control, as defined. During the three and six month periods ended June 30, 2003, no notes were repurchased in the open market. During the three and six month periods ended June 30, 2002, we repurchased on the open market and retired $6.7 million in face value of convertible subordinated notes. A gain of $1.9 million was recognized on these transactions for the three and six months ended June 30, 2002. All gains on repurchase of convertible subordinated notes are presented as “Gain on repurchase of convertible subordinated notes.”

In July 2003, we repurchased on the open market and retired $3.8 million in face value of convertible subordinated notes and recognized a gain of $0.7 million.

7. Revenue recognition

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

Revenues received from agreements in which collaborators paid with equity securities in their company were $0 million for both the three and six months ended June 30, 2003, respectively, and $0 million and $2.4 million for the three and six months ended June 30, 2002, respectively. Additionally, revenues received from agreements in which we concurrently invested funds in the collaborator’s equity securities were $0.2 million and $0.4 million for the three and six months ended June 30, 2003, respectively, and $0.2 million and $0.4 million for the corresponding periods in 2002.

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods or services for the three and six months ended June 30, 2003 were $0.8 million and $1.9 million, respectively. No new transactions in which there was a concurrent commitment by us to purchase goods or services were entered into during the three and six months ended June 30, 2003. Of commitments made in prior periods, we expensed $3.4 million and $6.2 million for the three and six months ended June 30, 2003, respectively, and $5.5 million and $11.6 million for the corresponding periods in 2002.

The above transactions were recorded at fair value in accordance with our revenue recognition policy.

For the three and six months ended June 30, 2003, one collaborator contributed 15% and 10% of total revenues, respectively. A different collaborator contributed 17% and 9% of total revenues for the three and six month periods ended June 30, 2002, respectively.

Two collaborators comprised 57% of the accounts receivable balance at June 30, 2003. Three collaborators comprised 45% of the accounts receivable balance at December 31, 2002.

8. Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares during the period. Stock options and common shares issuable upon conversion of our subordinated notes were excluded from the computation of diluted net loss per share, as their effect was antidilutive for all periods presented. The common stock equivalents that were excluded from the diluted net loss per share computation are as follows:

	June 30,
	2003	2002
Outstanding stock options	9,013,373	9,671,427
Common shares issuable upon conversion of subordinated notes	2,525,956	2,525,956

Total common stock equivalents excluded from diluted net loss per share computation	11,539,329	12,197,383

9. Segment reporting

Our operations are treated as one operating segment, in accordance with FASB Statement No. 131 (“SFAS 131”). We recorded revenue from customers throughout the United States and in Austria, Belgium, Canada, Denmark, France, Germany, India, Israel, Japan, Sweden, Switzerland, and the United Kingdom. Export revenues for the three and six months ended June 30, 2003 were $3.5 million and $7.1 million, respectively, and $8.3 million and $20.1 million for the three and six months ended June 30, 2002, respectively.

10. Related party transactions

Incyte has entered into certain related party transactions as defined by FASB Statement No. 57, Related Party Disclosures (“SFAS 57”). In each of these transactions in which a director of Incyte is in some way affiliated with the other party to the transaction, such director has recused himself from voting on the related party transaction. Revenues from companies considered to be related parties as defined by SFAS 57 were $0.2 million and $0.5 million, for the three months ended June 30, 2003 and 2002, respectively and $0.4 million and $1.2 million for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003 and December 31, 2002, accounts receivable from related parties were $0.2 million and $0.6 million, respectively, and loans receivable from related parties were $0.6 million and $2.3 million, respectively. At June 30, 2003 and December 31, 2002, prepaid expenses to related parties were $1.0 million and $2.1 million, respectively.

11. Other expenses

Costs associated with restructuring activities initiated prior to December 31, 2002 are accounted for in accordance with EITF Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). Accordingly, costs associated with such plans are recorded as other expenses in the consolidated statements of operations. Below is a summary of the activity related to other expenses recorded pursuant to EITF 94-3 for the periods in which activity related to our restructuring programs has taken place through the six months ended June 30, 2003.

2002 Restructuring

	Nature of Charges	Original Charge Recorded in 2002	Accrual Balance as of December 31, 2002	2003 Charges to Operations	2003 Charges Utilized	Accrual Balance as of June 30, 2003
(in thousands)
Restructuring expenses:
Workforce reduction	Cash	$7,325	$4,867	$—	$(4,867)	$—
Equipment and other assets	Non-cash	8,662	—	—	—	—
Lease commitments and other restructuring charges	Cash/Non-cash	17,924	18,504	508	(2,655)	16,357

Other expenses		$33,911	$23,371	$508	$(7,522)	$16,357

During 2002, we recognized other expenses of $33.9 million relating to restructuring programs announced in the fourth quarter of 2002. During the six months ended June 30, 2003, we recognized an additional charge of $0.5 million primarily relating to contract-related settlements and facilities lease expenses in excess of amounts originally estimated. We estimate that it may take us another twelve months to sublease or otherwise terminate the leases for the various properties that have been vacated. We may incur additional costs associated with these subleasing and lease termination activities. We utilized $4.9 million of accrued severance charges and $2.7 million of accrued facilities and other restructuring charges during the six months ended June 30, 2003. As of January 11, 2003, all affected employees had been terminated under this restructuring program.

The estimates above have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

2001 Restructuring and Other Impairments

	Nature of Charges	Original Charge Recorded in 2001	Accrual Balance as of December 31, 2002	2003 Charges to Operations	2003 Charges Utilized	Accrual Balance as of June 30, 2003
(in thousands)
Restructuring expenses:
Workforce reduction	Cash	$8,114	$—	$—	$—	$—
Equipment and other assets	Non-cash	32,629	—	—	—	—
Lease commitments and other restructuring charges	Cash/Non-cash	14,859	8,225	885	(7,453)	1,657

Subtotal		55,602	8,225	885	(7,453)	1,657
Impairment of goodwill and other intangible assets	Non-cash	68,666	—	—	—	—
Impairment of other long-lived assets	Non-cash	6,104	—	—	—	—

Other expenses		$130,372	$8,225	$885	$(7,453)	$1,657

During 2001, we recognized other expenses of $130.4 million relating to restructuring programs and long-lived asset write-downs announced in the fourth quarter of 2001. During the six months ended June 30, 2003, we recognized an additional charge of $0.9 million primarily relating to contract-related settlements and facilities lease expenses in excess of amounts originally estimated. We estimate that it may take us another nine months to sublease or otherwise terminate the leases for the various properties that have been vacated. We may incur additional costs associated with these subleasing and lease termination activities. We utilized $7.5 million of accrued facilities and other restructuring charges during the six months ended June 30, 2003.

The estimates above have been made, based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

12. Acquisition of Maxia Pharmaceuticals, Inc.

In November 2002, we entered into an agreement to acquire Maxia Pharmaceuticals, Inc. (“Maxia”), a privately-held company based in San Diego, California. On February 18, 2003, the acquisition was completed. Maxia was a drug discovery and development company that specialized in small molecule drugs targeting diabetes and other metabolic disorders, cancer, inflammatory diseases and heart disease. We acquired Maxia to create a more advanced and robust pipeline of discovery projects and product candidates and to further our drug discovery and development efforts.

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

The total purchase price of approximately $27.4 million consists of approximately 4,476,092 shares of Incyte common stock with a fair value of $17.5 million, cash of approximately $5.6 million (consisting of $4.1 million cash paid to Maxia stockholders and a $1.5 million note payable from Maxia, issued in August 2002, that was applied to this transaction), direct transaction costs of $1.4 million and additional restructuring costs incurred as part of the acquisition of $2.9 million, in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The value of the 4,476,092 shares of Incyte common stock was based on a per share price of $3.91. For valuation purposes, this per share price of Incyte common stock was determined as the average closing market price for the five trading days preceding February 18, 2003, the date on which the number of shares to be issued became determinable. As of June 30, 2003, 3,600,820 shares have been issued and $3.1 million have been paid to the former Maxia stockholders. Estimated direct transaction costs consist of fees for attorneys, accountants and filing costs. Of the total purchase price, up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the second anniversary of the consummation of the merger and up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the third anniversary of the consummation of the merger. We have paid these amounts and issued these shares into a third party escrow account.

The purchase price was allocated to the tangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date and to in-process research and development expense. Tangible assets acquired and liabilities assumed consist of cash of $0.5 million, prepaid expenses of $0.4 million, accounts payable of $0.8 million and accrued liabilities of $0.8 million. We recorded a charge at the time of acquisition for the purchase of in-process research and development expense (“IPRD”) that is presented as a separate component of operating expense; the valuation represents the estimated fair value to incomplete projects, that at the time of acquisition, had no alternative future use and for which technological feasibility had not been established. Incyte acquired three IPRD compounds that are in stages ranging from discovery to preclinical phases; management has determined that each of these projects would require significant further development before they would be available for release to customers. The preliminary allocations above are based on management’s estimate of the purchase accounting at the date of acquisition and estimates will continue to be refined and the corresponding adjustments will be reflected in in-process research and development expenses. The purchase price allocation is subject to revision as management obtains additional information.

In accordance with EITF 95-3, we recorded a $2.9 million charge related to restructuring costs for Maxia, which consisted of workforce reductions and consolidation of facilities. We recorded employee termination costs of approximately $0.8 million for 28 employee positions. The job eliminations were completed in July 2003. We also recorded restructuring costs related to lease payments for property that has been vacated and other costs of $2.0 million. We estimate that it may take up to eighteen months to sublease or otherwise terminate the lease for the property in San Diego, California. During the six months ended June 30, 2003, we have utilized $0.3 million of accrued severance charges and $0.1 million of accrued facilities and other restructuring costs.

We also recorded transaction costs related to the acquisition of $1.4 million and have utilized $0.9 million during the six months ended June 30, 2003.

Below is a summary of activity related to accrued acquisition costs for the six months ended June 30, 2003:

(in thousands)	Nature of Charge	Original Accrual	2003 Additions	2003 Accrual Utilized	Accrual Balance as of June 30, 2003
Accrued acquisition costs:
Workforce reduction	Cash	$845	$—	$(332)	$513
Lease commitments and other restructuring costs	Cash	2,016	—	(148)	1,868
Transaction fees	Cash	1,450	—	(867)	583

Accrued acquisition costs		$4,311	$—	$(1,347)	$2,964

The estimates above have been made based upon management’s best estimate of the amounts and timing of certain events that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to this accrual at the point that the differences become determinable.

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

13. Litigation

Invitrogen

On October 17, 2001, Invitrogen Corporation filed a complaint for patent infringement against Incyte in the United States District Court for the District of Delaware. On November 21, 2001, we filed our answer to Invitrogen’s complaint. In addition, we asserted seven counterclaims against Invitrogen seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches, and patent misuse. We are also seeking our fees, costs, and expenses. Invitrogen filed its answer to our counterclaims on January 9, 2002. On February 25, 2003, we added a counterclaim for unfair business practices. On June 24, 2003, the Court stayed all proceedings pending final disposition of the appeal in a related case, or entry of any order in any other action invalidating the same patents that are asserted in this case.

On November 21, 2001, we filed a complaint against Invitrogen, amended on December 21, 2001 and March 7, 2002, in the United States District Court for the Southern District of California alleging infringement of thirteen of its patents. Eight of the asserted patents are gene patents. Three of the patents relate to RNA amplification and gene expression. Two of the patents relate to methods of fabricating microarrays of biological samples. The complaint seeks a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen’s conduct, as well as our fees, costs, and interest. We further seek triple damages based on Invitrogen’s willful infringement of our patents. On April 2, 2002, Invitrogen filed its answer to our complaint and brought counterclaims against us seeking declaratory judgments that the patents in suit are invalid and not infringed. Invitrogen also pled, but later withdrew, its affirmative defense and counterclaim alleging that one of our patents is unenforceable. On April 25, 2002, we filed our answer denying Invitrogen’s counterclaims. Invitrogen has represented to the Court that its past sales of the eight GeneStorm cDNA clones charged with infringement of eight of our patents were not substantial and that it no longer sells these products. On July 2, 2003, the Court entered a stipulated two-month stay of all proceedings in this action.

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

PART I: FINANCIAL INFORMATION

Item 2:

Management’s Discussion And Analysis

Of Financial Condition And Results Of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002.

When used in this discussion, the words “expects,” “believes,” “anticipates,” “estimates,” “could,” “intends,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the impact of certain critical accounting policies on our financial results; expected expenses and expenditure levels; expected revenues and sources of revenues; expected uses of net cash; expected losses, net losses and net loss levels; expected expenditures including expenditures on intellectual property and research and development; the offset of profits from certain products by other expenditures; our plans to manage our information products to be cash flow positive; the adequacy of capital resources; the need to raise additional capital; the expected effect of our contractual obligations on our future liquidity and cash flow; our plans to reduce expenditures in 2003 through spending reductions, workforce reductions and office consolidations in conjunction with the 2002 restructuring program; our long-term investments, including anticipated expenditures, losses and expenses; the application of United States Patent and Trademark Office utility guidelines to our gene patent applications; costs associated with prosecuting, defending and enforcing patent claims and other intellectual property rights; the size of our intellectual property portfolio and its competitive position; our strategy with regard to protecting our intellectual property; the effect of pharmaceutical and biotechnology company consolidations, including reduced research and development spending and pricing constraints by pharmaceutical and biotechnology customers and the softening of the market for genomic information and the market for our information products; the effect of our pharmaceutical and biotechnology customers’ focus on late stage research and clinical products on the pricing of, and the length of contractual commitment for, our information products; the expected growth of, and our ability to manage expansion of, our therapeutic discovery and development operations, including operations in multiple locations; future required expertise relating to clinical trials, manufacturing, sales and marketing and for licenses to technology rights; the commercial availability of drugs resulting from our research; and our ability to obtain and maintain product liability insurance; are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the biotechnology and pharmaceutical industries; actual and future consolidations of pharmaceutical and biotechnology companies; continuing trends with respect to reduced pharmaceutical and biotechnology research spending; our ability to manage our information products to be cash flow positive; risks relating to the development of new products and their use by our potential collaborators; the impact of technological advances and competition; unanticipated delays in research and development efforts; the result of further research; our ability to consolidate our facilities and to exit and close facilities upon anticipated timelines; our ability to deliver products and services to our customers effectively with reduced headcount and management and key employee diversion; our ability to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; decreasing database revenues; the cost of accessing, licensing or acquiring technologies developed by other companies; significant delays or costs in obtaining regulatory approvals; failure to obtain regulatory approval; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene and other discoveries; our ability to obtain patent protection for our discoveries and to continue to be effective in expanding our patent coverage; the impact of changing laws on our patent portfolio; developments in and expenses relating to litigation; the results of businesses in which we hold equity; and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results,” all references to “Incyte,” “we,” “us,” or “our” mean Incyte Corporation and our subsidiaries.

Incyte, LifeSeq, BioKnowledge and ZooSeq are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

Overview

Incyte is a drug discovery company that is using its expertise in medicinal chemistry and molecular, cellular and in vivo biology to discover and develop novel therapeutics. We believe we have the largest compilation of information regarding full-length human genes and the proteins they encode and also the largest commercial portfolio of issued United States patents covering such genes and proteins. We use, license and sell this intellectual property, as well as market our genomic and proteomic information, to many of the world’s leading pharmaceutical and biotechnology companies and academic research centers. We have assembled an experienced and talented drug discovery team that is identifying potential new drug therapies for cancer, inflammatory diseases and other medical conditions.

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

Our business is now focused on our therapeutic discovery and development programs and our information products. Our current information products include databases, intellectual property licensing, funded research and cDNA clones. The fees and the period of access to our database information are negotiated independently with each customer. In addition to providing access to pharmaceutical and biotechnology customers, we also provide access to our database to third parties who use the database to develop genomic tools, such as microarrays that require genomic content, which they in turn sell to pharmaceutical and biotechnology researchers. Fees payable by pharmaceutical and biotechnology collaborators for our information products also generally consist of non-exclusive or exclusive fees corresponding to patent rights on proprietary genes and proteins. We may also receive future milestone and royalty payments from collaborators from the development and sale of their products derived from our technology and database information.

We expect that the overall market for our information products will continue to be competitive based on softening of the market for genomic information, shrinking research budgets of our current and potential customers and industry consolidation. Revenue trends indicate that subscribers are being more cautious with their spending to focus more of their resources on late stage research and clinical products than in the past, and this has adversely impacted renewals and the pricing of, and the length of the contractual commitment for, our information products. We expect this trend to continue through the remainder of 2003 and that revenues in 2003 will be lower than those recognized in the prior year.

We intend to manage our information products to be cash flow positive. Our ability to earn revenues and successfully manage our information products on a cash flow positive basis depends, in large part, on our ability to attract new customers and retain new and existing customers for our information products in an increasingly competitive market environment. Further, we have only received limited royalty revenues to date, and do not expect to receive significant royalty or other revenues from development and commercialization by our customers using our information products for several years, if at all. Revenues from our customers may be subject to significant fluctuation in both timing and amount and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

In conjunction with the 2002 restructuring program, we expect to reduce certain expenses through a combination of decreased spending, job reductions and office consolidations and continued efforts to improve operational efficiencies. The restructuring program has had little impact on our therapeutic discovery and development programs as we intend to continue to invest in research and development for our therapeutic discovery and development efforts. We expect these expenses to continue to increase in 2003 and that these increases will partially offset our expected expense reductions from the 2002 restructuring program.

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

Our long-term investments, as of June 30, 2003, consists of equity investments in privately-held companies; most of these investments were made in connection with the establishment of a collaborative arrangement between us and the investee company. Many of these companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful. The market values of many of these investments can fluctuate significantly. Current market conditions may cause us to write-down the value of our investments which could result in future charges to our earnings. The determination of investment impairment involves significant management judgment, and actual amounts realized for any specific investment may differ from recorded values. Because the market value of long-term investments that we hold can fluctuate significantly, and such fluctuations are highly variable and not within our control, any gains or losses related to long-term investments have not been included in earnings estimates for 2003.

During 2002 and 2001, we reported charges of $37.3 million and $130.4 million, respectively, relating to restructuring programs and long-lived asset write-downs announced in the fourth quarter of each year. During the six months ended June 30, 2003, we recorded an additional charge of $0.5 million and $0.9 million related to the 2002 and 2001 restructurings, respectively. A discussion of each of these restructuring programs follows:

During 2001, we exited certain product lines and, as a result of exiting these activities, we closed certain of our facilities in Fremont, California, Palo Alto, California, St. Louis, Missouri and Cambridge, United Kingdom. In addition to the product lines exited, we made infrastructure and other personnel reductions at our locations resulting in an aggregate workforce reduction of approximately 400 employees. A charge for the 2001 restructuring program and impairment of long-lived assets of $130.4 million was recorded in the fourth quarter of 2001 as a result of the change in focus. This charge was comprised of the following items: $68.7 million—goodwill and intangibles impairment; $55.6 million—restructuring charges (including $32.6 million in equipment and other assets impaired) and $6.1 million—impairment of a long-lived asset. Revenues from exited product lines for the years ended 2002 and 2001 were $3.6 million and $45.3 million, respectively. Additional charges for restructuring expenses of $3.4 million were recorded in 2002 and $0.9 million for the six months ended June 30, 2003 primarily for contract-related settlements, impairment of long-lived assets and facilities lease expenses in excess of estimated amounts, offset by the release of other restructuring accruals in excess of actual expenses.

In November 2002, we announced plans to reduce our expenditures, primarily in research and development, through a combination of spending reductions, workforce reductions and office consolidations. The expense reduction plan included elimination of approximately 37% of our workforce in Palo Alto, California, Beverly, Massachusetts, and Cambridge, England and consolidation of our office and research facilities in Palo Alto, California. As a result of these actions, we incurred a charge of $33.9 million during the fourth quarter of 2002. For the six months ended June 30, 2003, we recorded an additional charge of $0.5 million relating to contract-related settlements and facilities lease expenses in excess of amounts originally estimated.

In November 2002, we entered into an agreement to acquire Maxia Pharmaceuticals, Inc. (“Maxia”), a privately-held company based in San Diego, California. On February 18, 2003, the acquisition was completed. Maxia was a drug discovery and development company that specialized in small molecule drugs targeting diabetes and other metabolic disorders, cancer, inflammatory diseases and heart disease. We acquired Maxia to create a more advanced and robust pipeline of discovery projects and product candidates and to further our drug discovery and development efforts.

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

The total purchase price of approximately $27.4 million consists of approximately 4,476,092 shares of Incyte common stock with a fair value of $17.5 million, cash of approximately $5.6 million (consisting of $4.1 million cash paid to Maxia stockholders and a $1.5 million note payable from Maxia, issued in August 2002, that was applied to this transaction), direct transaction costs of $1.4 million and additional restructuring costs incurred as part of the acquisition of $2.9 million, in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The value of the 4,476,092 shares of Incyte common stock was based on a per share price of $3.91. For valuation purposes, this per share price of Incyte common stock was determined as the average closing market price for the five trading days preceding February 18, 2003, the date on which the number of shares to be issued became determinable. As of June 30, 2003, 3,600,820 shares have been issued and $3.1 million have been paid to the former Maxia stockholders. Estimated direct transaction costs consist of fees for attorneys, accountants and filing costs. Of the total purchase price, up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the second anniversary of the consummation of the merger and up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the third anniversary of the consummation of the merger. We have paid these amounts and issued these shares into a third party escrow account.

The purchase price was allocated to the tangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date and to in-process research and development expense. Tangible assets acquired and liabilities assumed consist of cash of $0.5 million, prepaid expenses of $0.4 million, accounts payable of $0.8 million and accrued liabilities of $0.8 million. We recorded a charge at the time of acquisition for the purchase of in-process research and development expense (“IPRD”) that is presented as a separate component of operating expense; the valuation represents the estimated fair value to incomplete projects, that at the time of acquisition, had no alternative future use and for which technological feasibility had not been established. Incyte acquired three IPRD compounds that are in stages ranging from discovery to preclinical phases; management has determined that each of these projects would require significant further development before they would be available for release to customers. The preliminary allocations above are based on management’s estimate of the purchase accounting at the date of acquisition and estimates will continue to be refined and the corresponding adjustments will be reflected in in-process research and development expenses. The purchase price allocation is subject to revision as management obtains additional information.

In accordance with EITF 95-3, we recorded a $2.9 million charge related to restructuring costs for Maxia, which consisted of workforce reductions and consolidation of facilities. We recorded employee termination costs of approximately $0.8 million for 29 employee positions. The terminations were completed in July 2003. We also recorded restructuring costs related to lease payments for property that has been vacated and other costs of $2.0 million. We estimate that it may take up to eighteen months to sublease or otherwise terminate the lease for the property in San Diego, California. During the six months ended June 30, 2003, we have utilized $0.3 million of accrued severance charges and $0.1 million of accrued facilities and other restructuring costs.

We also recorded transaction costs related to the acquisition of $1.4 million and have utilized $0.9 million during the six months ended June 30, 2003.

Below is a summary of activity related to accrued acquisition costs for the six months ended June 30, 2003:

(in thousands)	Nature of Charge	Original Accrual	2003 Additions	2003 Accrual Utilized	Balance as of June 30, 2003
Accrued acquisition costs:
Workforce reduction	Cash	$845	$—	$(332)	$513
Lease commitments and other restructuring costs	Cash	2,016	—	(148)	1,868
Transaction fees	Cash	1,450	—	(867)	583

Accrued acquisition costs		$4,311	$—	$(1,347)	$2,964

The estimates above have been made based upon management’s best estimate of the amounts and timing of certain events that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to this accrual at the point that the differences become determinable.

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

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board issued EITF 00-21, Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements we enter into after June 30, 2003. We are currently evaluating whether EITF 00-21 will have an impact on future revenue arrangements.

Valuation of Long-Lived Assets. We assess the impairment of long-lived assets, which include property and equipment, acquisition-related intangibles and goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could indicate the need for an impairment review include the following:

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

Accounting for Long-Term Investments. We monitor our long-term investments for impairment on a periodic basis. As of June 30, 2003, our long-term investments consisted of equity investments in privately-held companies. Many of these companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful. Investments in publicly-traded companies are classified as available-for-sale and are adjusted to their fair value each period based on their traded market price with any adjustments being recorded in other comprehensive income. Investments in privately-held companies are carried at cost. We record an investment impairment charge when we believe that the investment has experienced a decline in value that is other than temporary. The determination of whether an impairment is other than temporary consists of a review of qualitative and quantitative factors by members of senior management. Generally, declines that persist for six months or more are considered other than temporary. We use the best information available in these assessments; however, the information available may be limited. These determinations involve significant management judgment, and actual amounts realized for any specific investment may differ from the recorded values. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional impairment charges.

Restructuring Charges. The restructuring charges resulting from the 2002 and 2001 restructuring programs have been recorded in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”) and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges (“SAB 100”). Any future restructuring activities initiated after December 31, 2002 will be recorded in accordance with FASB Statement No.146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Restructuring costs resulting from the Maxia acquisition have been recorded in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The restructuring charges are comprised primarily of costs to exit facilities, reduce our workforce, write-off fixed assets, and costs of outside services incurred in the restructuring. The workforce reduction charge was determined based on the estimated severance and fringe benefit charge for identified employees. In calculating the cost to exit the facilities, we estimated the amount to be paid in lease termination payments for each location, the future lease and operating costs to be paid until the lease is terminated, the amount, if any, of sublease receipts and real estate broker fees. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Estimates were also used in our calculation of the estimated realizable value on equipment that is being held for sale. These estimates were formed based on recent history of sales of similar equipment and market conditions. Our assumptions on either the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of fixed assets held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates.

Results of Operations

We recorded a net loss of $26.9 million and $82.7 million and a basic and diluted net loss per share of $0.37 and $1.17 per share, respectively, for the three and six months ended June 30, 2003, as compared to $17.5 million and $31.0 million and $0.26 and $0.46 per share in the corresponding periods in 2002.

Revenues. Revenues for the three and six months ended June 30, 2003 decreased to $11.0 million and $23.5 million, respectively, compared to $29.1 million and $58.1 million for the corresponding periods in 2002.

Revenues were derived primarily from information products. Information products include database subscriptions, licensing of our intellectual property and partner programs and represented 100% of total net revenues for the three and six months ended June 30, 2003, respectively, and 96% and 95% for the corresponding periods in 2002. The decrease in revenues from 2002 reflects a softening in the market for genomic information, a reduction in research spending by pharmaceutical and biotechnology companies due in part to consolidations within these industries, their efforts to reduce spending and the accompanying impact on renewals and the price of, and the length of contractual commitment for, our information products. Our database subscription and licensing revenue have been adversely impacted as subscribers are being more cautious with their spending than in the past. Revenues for both the three and six months ended June 30, 2003 included $0 million of revenue associated with the exited custom genomics product lines that was announced in the fourth quarter of 2001 as compared to $1.2 million and $3.2 million for the three and six months ended June 30, 2002, respectively.

Revenues received from agreements in which collaborators paid with equity securities in their company were $0 million for both the three and six months ended June 30, 2003, respectively, and $0 million and $2.4 million for the three and six months ended June 30, 2002, respectively. Additionally, revenues received from agreements in which we concurrently invested funds in the collaborator’s stock were $0.2 million and $0.4 million for the three and six months ended June 30, 2003, respectively, and $0.2 million and $0.4 million for the corresponding periods in 2002.

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods or services for the three and six months ended June 30, 2003 were $0.8 million and $1.9 million, respectively. No transactions in which there was a concurrent commitment by us to purchase goods or services were entered into during the three and six months ended June 30, 2003. Of commitments made in prior periods, we expensed $3.4 million and $6.2 million for the three and six months ended June 30, 2003, respectively, and $5.5 million and $11.6 million for the corresponding periods in 2002.

The above transactions were recorded at fair value in accordance with our revenue recognition policy.

Operating Expenses. Total costs and expenses for the three and six months ended June 30, 2003 were $37.9 million and $104.6 million, respectively, compared to $51.8 million and $99.7 million for the corresponding periods in 2002. In conjunction with the 2002 restructuring, we expect to reduce certain expenses through a combination of decreased spending, job reductions and office consolidations and continued efforts to improve operational efficiencies. The restructuring program has had little impact on our therapeutic discovery and development programs as we intend to continue to invest in research and development for our therapeutic discovery and development efforts. We expect these expenses to continue to increase through the remainder of 2003, and that such increases will partially offset our expected expense reductions from the 2002 restructuring program.

Research and development expenses. Research and development expenses for the three and six months ended June 30, 2003 decreased to $29.9 million and $60.1 million, respectively, compared to $37.7 million and $71.5 million for the corresponding periods in 2002. The decrease in research and development expenses was primarily the result of expenses eliminated from the restructuring programs, partially offset by increased therapeutic discovery and development expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2003 decreased to $7.7 million and $15.1 million, respectively, compared to $12.7 million and $26.9 million for the corresponding periods in 2002. The decrease was primarily the result of expenses eliminated from the restructuring programs and decreased legal expenses, partially offset by general and administrative expenses incurred to support our therapeutic discovery and development efforts. Legal expenses related to our patent infringement lawsuits were approximately $0.7 million and $1.0 million in the three and six months ended June 30, 2003, respectively, and $1.6 million and $3.0 million in the three and six months ended June 30, 2002. Regardless of the outcome, our ongoing patent infringement litigation is expected to result in future costs to us, which could be substantial.

Purchased in-process research and development expense. Purchased in-process research and development expense for the six months ended June 30, 2003 of $28.1 million resulted from the acquisition of Maxia.

Other expenses. Other expenses for the three and six months ended June 30, 2003 of $0.3 million and $1.4 million, respectively, compared to $1.4 million and $1.4 million for the corresponding periods in 2002, represent charges recorded in connection with previously announced restructuring costs.

Interest and Other Income (Expense), Net. Interest and other income (expense), net for the three and six months ended June 30, 2003 decreased to $2.5 million and $3.7 million, respectively, from $6.6 million and $14.8 million for the corresponding periods in 2002. The decrease for the three months ended June 30, 2003 was primarily due to a decrease in cash invested, lower interest rates, $0.8 million long-term investment impairment charges in 2003, offset by increased gains on sales of securities. For the six months ended June 30, 2003, the decrease was primarily due to a decrease in cash invested, lower interest rates, $2.7 million in long-term investment impairment charges in 2003, partially offset by increased gains on sales of securities.

Interest Expense. Interest expense for the three months and six months ended June 30, 2003 of $2.4 million and $4.9 million, respectively, is consistent with the corresponding periods of 2002.

Gain on Repurchase of Convertible Subordinated Notes. The gain on repurchase of convertible subordinated notes for the three and six months ended June 30, 2002 of $1.9 million, net of $0 tax expense, was due to our repurchase of $6.7 million face value of our 5.5% convertible subordinated notes on the open market in the second quarter of 2002. In accordance with SFAS 145, all gains on the repurchase of convertible subordinated notes are presented as “Gain on repurchase of convertible subordinated notes”. There were no repurchases during the three and six months ended June 30, 2003.

Gain/(Loss) on Certain Derivative Financial Instruments, Net. Gain on derivative financial instruments for the three and six months ended June 30, 2003 of $0.1 million, and loss on derivative financial instruments for the three and six months ended June 30, 2002 of $0.6 million and $0.5 million, respectively, represent the change in fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133 (“SFAS 133”).

Provision for Income Taxes. Due to our net loss in 2003 and 2002, we had a minimal effective annual income tax rate. The income taxes for 2003 and 2002 are primarily attributable to foreign withholding taxes.

Liquidity and Capital Resources

As of June 30, 2003, we had $360.6 million in cash, cash equivalents and marketable securities, compared to $429.0 million as of December 31, 2002. We have classified all of our marketable securities as short-term, as we may choose not to hold them until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $58.4 million for the six months ended June 30, 2003 as compared to $14.8 million for the six months ended June 30, 2002. The increase was primarily due to the increase in net loss in 2003, adjusted for non-cash items such as purchased in-process research and development charge, depreciation and amortization, and impairment of long term investments, as well as higher cash usage for accrued and other current liabilities and a decrease in cash provided from accounts receivable.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and net purchases of long-term investments. Capital expenditures for the six months ended June 30, 2003 were $7.0 million as compared to $6.7 million in the same period in 2002. The increase was primarily due to increased spending on our therapeutic discovery and development efforts. Long-term investments were $0 million and $5.0 million for the six months ended June 30, 2003 and 2002, respectively. In addition, during the six months ended June 30, 2003, we expended $4.1 million related to the acquisition of Maxia. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturity/sales and purchases of marketable securities.

Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2003 as compared to $28,000 for the six months ended June 30, 2002. Cash provided by financing activities in 2003 was primarily due to proceeds received from the issuance of common stock under our stock option and employee stock purchase plans, offset by amounts paid to repurchase shares of our common stock. In October 2002, we announced that our board of directors authorized the expenditure of up to $30.0 million to repurchase shares of our common stock in open market and privately negotiated transactions. Through June 30, 2003, we had purchased and retired 1,165,000 shares of common stock for an aggregate purchase price of $5.8 million. Net cash provided by financing activities in 2002 was primarily due to the repurchase of $6.7 million face value of our 5.5% convertible subordinated notes on the open market for $4.7 million, offset by proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $4.6 million. In July 2003, we repurchased on the open market, and retired $3.8 million in face value of convertible subordinated notes.

The following summarizes our future minimum long-term debt payments, future interest payments on long-term debt, and future operating lease payments for the next five fiscal years and thereafter as of June 30, 2003 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1–3	Years 4–5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$170.3	$—	$—	$170.3	$—
Interest on convertible subordinated debt	37.5	4.7	18.7	14.1	—
Non-cancelable operating lease obligations:
Related to current operations	56.9	5.2	18.3	16.3	17.1
Related to vacated space	31.7	3.0	8.9	8.4	11.4

Total contractual obligations	$296.4	$12.9	$45.9	$209.1	$28.5

The amounts and timing of payments related to vacated facilities may vary based on timing of negotiation of lease terminations.

We have purchase commitments of $10.0 million at June 30, 2003, the timing of which is dependent upon provision by the vendor of products and services. Additionally, we have committed to purchase equity in certain companies when certain events occur. The total amount committed to purchase equity at June 30, 2003 was $5.0 million. These commitments are considered contingent commitments as future events must occur to cause the commitments to be enforceable.

We expect to use net cash through the remainder of 2003 as we invest in our therapeutic discovery and development programs, including improvements to our laboratory facilities; continue to invest in our intellectual property portfolio; continue to seek access to technologies through investments, research and development and new alliances, license agreements and/or acquisitions; make payments related to our restructuring programs, including possible payments related to negotiated lease terminations; make long-term investments; repurchase our convertible subordinated notes or common stock and continue to make improvements in existing and new facilities.

We believe that our existing resources will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our ability to attract and retain collaborators for our databases and other products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; expenditures in connection with our recent expansion of therapeutic discovery and development programs; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; capital expenditures required to expand our facilities, including facilities for our therapeutic discovery and development programs; expenditures required to be made to terminate existing lease obligations; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in our research and development or business plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

In February 2003, we completed our acquisition of Maxia Pharmaceuticals, Inc. We paid or will pay to former Maxia stockholders up to approximately 4,476,092 shares of our common stock and $4.1 million in cash. As of June 30, 2003, 3,600,820 shares have been issued and $3.1 million have been paid to the former Maxia stockholders. Of the total consideration, up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the second anniversary of the consummation of the merger and up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the third anniversary of the consummation of the merger. We have paid these amounts and issued these shares into a third party escrow account. In addition, our $1.5 million note payable from Maxia, issued in August 2002, was applied to the purchase price of this transaction, we incurred direct transaction costs of $1.4 million and, as part of the acquisition, we incurred additional restructuring costs of Maxia of $2.9 million. Included in tangible assets we acquired from Maxia was cash of $0.5 million.

Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock could potentially be paid pursuant to the earn out milestones. The milestones occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of June 30, 2003.

FACTORS THAT MAY AFFECT RESULTS

RISKS RELATING TO OUR FINANCIAL RESULTS

We have had only limited periods of profitability, we expect to incur losses in the future and we may not return to profitability.

We had net losses from inception in 1991 through 1996 and in 1999 through the six months ended June 30, 2003. Because of those losses, we had an accumulated deficit of $487.7 million as of June 30, 2003. We intend to continue to spend significant amounts on new product and technology development, including the expansion of our research and development efforts for therapeutic discovery and development, the determination of the sequence of genes and the filing of patent applications regarding those gene sequences, the determination of gene functions, and our research and development alliances. As a result, we expect to incur losses in 2003. We expect to report net losses in future periods as well.

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

Our operating results are difficult to predict and may fluctuate significantly from period to period, which may cause our stock price to decline and result in losses to investors. Some of the factors that could cause our operating results to fluctuate include:

•	changes in the demand for our current and future products;

•	the timing of intellectual property licenses that we may grant;

•	the introduction of competitive databases or services, including databases of publicly available, or public domain, genetic information;

•	the nature, pricing, length of commitments for and timing of products and services provided to our collaborators;

•	our ability to compete effectively in our therapeutic discovery and development efforts against competitors that have greater financial or other resources or drug candidates that are in further stages of development;

•	acquisition, licensing and other costs related to the expansion of our operations, including operating losses of acquired businesses;

•	losses and expenses related to our investments;

•	our ability to attract and retain key personnel;

•	regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information;

•	regulatory actions and changes related to the development of drugs;

•	changes in intellectual property laws that affect our rights in genetic information that we license;

•	payments of milestones, license fees or research payments under the terms of our external alliances and collaborations and our ability to monitor and enforce such payments; and

•	expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights, including the lawsuits filed by Invitrogen and counterclaims filed by us

•	risks and costs associated with our therapeutic discovery and development efforts and with advancing candidate compounds through clinical trials.

We anticipate significant fixed expenses, due in part to our expansion of our therapeutic discovery and development programs, and our continuing investment in product development and extensive support for our database collaborators. We may be unable to adjust our expenditures if revenues in a particular period fail to meet our expectations, which would harm our operating results for that period. Forecasting operating and integration expenses for acquired businesses may be particularly difficult, especially where the acquired business focuses on technologies that do not have an established market. We believe that period-to-period comparisons of our financial results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price will likely decline, possibly by a significant amount. In addition, if market or other economic conditions impact the stock market generally, or impact other companies in our industry, our stock price may also decline, possibly significantly.

If our long-term investments incur losses or charges, our earnings may decline or our losses may increase.

We make long-term investments in entities that complement our business. These investments may:

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

The market values of many of these investments can fluctuate significantly. We evaluate our long-term equity investments for impairment of their values on a quarterly basis. The volatility of the equity markets and the uncertainty of the biotechnology industry may result in fluctuations in the value of our investments in public companies. The value of our investments in private companies can fluctuate significantly. Current market conditions may cause us to write-down the value of our private company investments. Many private companies are encountering difficulties in raising capital in the current market, and even if they are successful, subsequent rounds of financing are often at lower valuations than previous rounds. Impairment could result in future charges to our earnings. Our strategic investments may cause our earnings to decline or our losses to increase.

Our debt investments are impacted by the financial viability of the underlying companies.

We have in the past and may in the future receive debt securities in the context of entering into a collaborative or other business relationship. The ability for these debt investments to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company. Should the underlying company suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

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

As of June 30, 2003, we had:

•	total consolidated debt of $171.8 million,

•	stockholders’ equity of $237.4 million, and

•	a deficiency of earnings available to cover fixed charges of $82.2 million for the six months ended June 30, 2003.

A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our convertible subordinated notes due 2007 that we sold in February 2000. At June 30, 2003, $170.3 million face value of those notes were outstanding. The following table shows, as of June 30, 2003, the aggregate amount of our interest payments due in each of the next five calendar years listed:

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

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

Our workforce reduction and next-generation information product plans may have an adverse impact on our ability to deliver our information products on time, and we may fail to meet the expectations of our customers, which could in turn negatively impact our operating results.

In November 2002, we announced a reduction of approximately 37% of our workforce, including significant personnel reductions in our information product operations, in order to reduce expenses. Many factors, such as the reallocation of responsibilities among remaining personnel, the planned consolidation of our facilities and employee morale issues, may adversely impact our ability to deliver our products in accordance with our current plans or customer expectations, cause delays in the delivery of our products, or lead us to change our information product plans, which in turn may have a negative impact on our revenues and customer relationships. In addition, we announced plans in July 2003 to introduce the next-generation information product and to further streamline our information products operations. The implementation of the expense reduction program announced in November 2002 and the information product plans announced in July 2003 may result in customer concerns regarding our future performance and our ability to meet their expectations for our products, the diversion of efforts of our executive management team and other key employees, and higher than anticipated costs, any of which may negatively impact our operating results. Further, if our information products activities are not cash flow positive in future periods, further expense reductions may be necessary which, in turn, may also have a negative impact on our operating results.

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

Our future success also will depend in part on the continued service of our executive management team, key scientific, bioinformatics and management personnel and our ability to train and retain essential scientific personnel for our therapeutic drug discovery and development programs. We experience intense competition for qualified personnel. If we are unable to continue to train and retain these personnel, we may be unable to execute our business plans successfully.

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

We conduct our information products activities and a significant portion of our administrative functions at our facility in Palo Alto, California, which is in a seismically active area. Although we maintain business interruption insurance, we do not have and do not plan to obtain earthquake insurance. A major catastrophe, such as an earthquake or other natural disaster, could result in a prolonged interruption of our business.

RISKS RELATING TO CUSTOMERS AND COLLABORATORS

To generate significant revenues, we must obtain additional database customers and retain existing customers.

Our revenues are dependent on our ability to attract new customers and to retain existing customers. If we are unable to enter into additional agreements, or if our current database customers choose not to renew their agreements upon expiration or choose to renew their agreements at lower prices or for shorter durations, we may not generate additional revenues or maintain our current revenues. Our database revenues are also affected by the extent to which existing customers expand their agreements to include our new database products, the extent to which existing customers reduce the number of products for which they subscribe, and the number of product offerings that we offer, the impact of which will vary based upon our pricing of, or eliminations of, those products, as well as the pricing of new information product offerings. If the market for genomic information continues to soften, we may be required to lower prices further or restructure our product offerings to continue to meet customer demands which, in turn, may adversely impact our revenues. Some of our database agreements require us to meet performance obligations, some or all of which we may not be successful in attaining. A database customer can terminate its agreement before the end of its scheduled term if we breach the agreement and fail to cure the breach within a specified period. In addition, it is likely that database revenues will decrease if we are successful in entering into co-development arrangements with some of our current database subscribers to develop new therapeutic products.

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

In October 2001, Invitrogen Corporation filed an action against us in federal court, alleging infringement of three patents that relate to the use of reverse transcriptase with no RNase H activity in preparing complimentary DNA from RNA. The complaint seeks unspecified money damages and injunctive relief. In November 2001, we filed our answers to Invitrogen’s patent infringement claims, and asserted seven counterclaims against Invitrogen, seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches, and patent misuse. We are also seeking our fees, costs and expenses. Invitrogen filed its answer to our counterclaims in January 2002. In February 2003, we added a counterclaim for unfair business practices. In June 2003, the Court stayed all proceedings pending final disposition of the appeal in a related case or entry of any order in any other action invalidating the same patents that are asserted in this case. In November 2001, we filed a complaint against Invitrogen in federal court alleging infringement of 13 of our patents relating to genes, RNA amplification and gene expression, and methods of fabricating microarrays of biological samples. The complaint seeks a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen’s conduct, as well as our fees, costs, and interest. We are further seeking triple damages from the infringement claim based on Invitrogen’s willful infringement of our patents. In April 2002, Invitrogen filed answers to our patent infringement claims and brought counterclaims against us seeking declaratory judgments that the patents in suit are invalid and not infringed. Invitrogen also pled, but later withdrew, its affirmative defense and counterclaim alleging one of our patents is unenforceable. In April 2002, we filed our answer denying Invitrogen’s counterclaims. Invitrogen has represented to the Court that its past sales of the eight of our gene patents were not substantial and that it no longer sells these products. On July 2, 2003, the Court entered a stipulated two-month stay of all proceedings in this action.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our investments in short-term marketable securities. Our investment policy calls for investment in short term, low risk instruments. As of June 30, 2003, investments in marketable securities were $338.6 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2003, the decline in the fair value of the portfolio would not be material.

We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments and long-term investments, entered into to further our business and strategic objectives. These investments are in small capitalization stocks in the pharmaceutical/ biotechnology industry sector, and are primarily in companies with which we have research and development, licensing or other collaborative agreements. We typically do not attempt to reduce or eliminate our market exposure on these securities. As of June 30, 2003, long-term investments were $31.4 million.

We are exposed to foreign exchange rate fluctuations as the financial results of our foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. All of our revenues are denominated in U.S. dollars. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of June 30, 2003, the impact to our financial position or results of operations would not be material.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Invitrogen

On October 17, 2001, Invitrogen Corporation filed a complaint for patent infringement against Incyte in the United States District Court for the District of Delaware. On November 21, 2001, we filed our answer to Invitrogen’s complaint. In addition, we asserted seven counterclaims against Invitrogen seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches, and patent misuse. We are also seeking our fees, costs, and expenses. Invitrogen filed its answer to our counterclaims on January 9, 2002. On February 25, 2003, we added a counterclaim for unfair business practices under California Business & Professions Code Section 17200. On June 24, 2003, the Court stayed all proceedings pending final disposition of the appeal in the related case Clontech Laboratories, Inc. v. Invitrogen Corporation, C.A. No. 98-750-SLR (D. Del.), or entry of any order in any other action invalidating the same patents that are asserted in this case.

On November 21, 2001, we filed a complaint against Invitrogen, amended on December 21, 2001 and March 7, 2002, in the United States District Court for the Southern District of California alleging infringement of thirteen of its patents. Eight of the asserted patents (U.S. patent numbers 5,633,149, 5,637,462, 5,817,497, 5,840,535, 5,919,686, 5,925,542, 5,962,263, and 5,789,198) are gene patents. Three of the patents (U.S. patent numbers 5,716,785, 5,891,636, and 6,291,170) relate to RNA amplification and gene expression. Two of the patents (U.S. patent numbers 5,807,522 and 6,110,426) relate to methods of fabricating microarrays of biological samples. The complaint seeks a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen’s conduct, as well as our fees, costs, and interest. We further seek triple damages based on Invitrogen’s willful infringement of our patents. On April 2, 2002, Invitrogen filed its answer to our complaint and brought counterclaims against us seeking declaratory judgments that the patents in suit are invalid and not infringed. Invitrogen also pled, but later withdrew, its affirmative defense and counterclaim alleging that U.S. patent number 6,110,426 is unenforceable. On April 25, 2002, we filed our answer denying Invitrogen’s counterclaims. Invitrogen has represented to the Court that its past sales of the eight GeneStorm cDNA clones charged with infringement of U.S. Patent Nos. 5,633,149, 5,637,462, 5,789,198, 5,817,497, 5,840,535, 5,919,686, 5,925,542 and 5,962,263 were not substantial and that it no longer sells these products. On July 2, 2003, the Court entered a stipulated two-month stay of all proceedings in this action.

Item 4: Submission of Matters to a Vote of Security Holders

On June 26, 2003, we held our Annual Meeting of Stockholders.

The following actions were taken at the annual meeting:

1. The following Directors were elected:

	For	Withheld
Roy A. Whitfield	51,921,739	1,213,971
Paul A. Friedman	51,929,343	1,206,367
Robert B. Stein	51,957,594	1,178,116
Barry M. Ariko	51,000,309	2,135,401
Julian C. Baker	51,004,056	2,131,654
Paul A. Brooke	51,004,880	2,130,830
Frederick B. Craves	51,573,880	1,561,830
Richard U. DeSchutter	39,049,311	14,086,399
Jon S. Saxe	51,001,738	2,133,972

Institutional Shareholder Services initially recommended that Incyte stockholders withhold votes to elect Mr. DeSchutter as a director of Incyte based upon Mr. DeSchutter’s attendance at fewer than 75% of the aggregate number of meetings held by the Board of Directors and of the committees on which he served during 2002, as reported in Incyte’s proxy statement filed on April 25, 2003. On June 17, 2003, ISS reversed its position, recommending that Incyte stockholders vote for Mr. DeSchutter’s election to the Incyte Board of Directors, based upon clarification from Incyte that Mr. DeSchutter attended ten of fourteen, or 71%, of the board and committee meetings that he was scheduled to attend in 2002 and that, in most cases, Mr. DeSchutter was unable to attend such meetings due to conflicting prior commitments that existed at the time that Mr. DeSchutter joined the Incyte Board of Directors and audit committee in January 2002 and June 2002, respectively.

2. An amendment to our 1997 Employee Stock Purchase Plan was approved.

For	Against	Abstain
50,791,459	1,385,877	958,374

3. The ratification of the appointment of Ernst & Young LLP as our independent auditors was approved.

For	Against	Abstain
51,598,095	1,039,607	498,008

Item 6: Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit Number	Description of Document

3(ii)	Bylaws of Incyte Corporation, as amended June 23, 2003

10.4#	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended and restated

10.15#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended April 15, 2003

10.45	Sublease Agreement, dated June 16, 2003, between E. I. Dupont de Nemours and Company and Incyte Corporation

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of the Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
#	Indicates management contract or compensatory plan or arrangement.

b) Reports on Form 8-K

On May 5, 2003, we filed a Current Report on Form 8-K furnishing under Item 12 our press release relating to our financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE CORPORATION

Dated:	August 13, 2003	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN Chief Executive Officer (Principal Executive Officer)

Dated:	August 13, 2003	By:	/s/ JOHN M. VUKO
JOHN M. VUKO Chief Financial Officer (Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

3(ii)	Bylaws of Incyte Corporation, as amended June 23, 2003

10.4#	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended and restated

10.15#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended April 15, 2003

10.45	Sublease Agreement, dated June 16, 2003, between E. I. Dupont de Nemours and Company and Incyte Corporation

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of the Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
#	Indicates management contract or compensatory plan or arrangement.