Form 10-Q
period 2003-09-30
INCYTE CORP
filed 2003-11-13
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 72,456,424 as of October 31, 2003.

INCYTE CORPORATION

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2003	December 31, 2002 *
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,307	$22,928
Marketable securities—available-for-sale	300,791	406,090
Accounts receivable, net (1)	10,179	8,485
Prepaid expenses and other current assets (2)	12,557	21,268

Total current assets	337,834	458,771
Property and equipment, net	30,786	31,787
Long-term investments (3)	18,208	35,515
Intangible and other assets, net (4)	28,609	26,066

Total assets	$415,437	$552,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,157	$9,073
Accrued compensation	12,559	14,319
Accrued and other current liabilities (5)	6,840	11,043
Deferred revenue	8,922	11,662
Accrued restructuring charges	16,024	31,596
Accrued acquisition costs	1,980	—

Total current liabilities	53,482	77,693
Convertible subordinated notes	167,890	172,036

Total liabilities	221,372	249,729

Stockholders’ equity:
Common stock	72	67
Additional paid-in capital	726,113	708,163
Deferred compensation	(1,315)	(3,250)
Accumulated other comprehensive income (loss)	(85)	2,454
Accumulated deficit	(530,720)	(405,024)

Total stockholders’ equity	194,065	302,410

Total liabilities and stockholders’ equity	$415,437	$552,139

*	The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.
(1)	Includes receivables from companies considered related parties under SFAS 57 of $0.2 million and $0.6 million at September 30, 2003 and December 31, 2002, respectively.
(2)	Includes loan receivable from Maxia Pharmaceuticals, Inc. (see Note 12), a company considered a related party under SFAS 57 as of December 31, 2002, of $1.5 million at December 31, 2002, and prepaid expenses to companies considered related parties under SFAS 57 of $0 million and $2.1 million at September 30, 2003 and December 31, 2002, respectively.
(3)	Includes investments in companies considered related parties under SFAS 57 of $16.6 million and $29.1 million at September 30, 2003 and December 31, 2002, respectively.
(4)	Includes loans to executive officers of $0.2 million and $0.8 million, net of amortization, at September 30, 2003 and December 31, 2002, respectively.
(5)	Includes accruals of payments to companies considered related parties under SFAS 57 of $0 million and $1.5 million at September 30, 2003 and December 31, 2002, respectively.

See accompanying notes

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues (1)	$13,249	$22,390	$36,794	$80,463
Costs and expenses:
Research and development (2)	28,619	47,406	88,675	118,761
Selling, general and administrative (3)	8,585	12,147	23,656	39,063
Purchased in-process research and development	6,250	—	34,366	—
Loss on sale of assets	—	9	—	114
Other expenses	(35)	292	1,358	1,663

Total costs and expenses	43,419	59,854	148,055	159,601

Loss from operations	(30,170)	(37,464)	(111,261)	(79,138)
Interest and other income (expense), net (4)	(11,259)	1,648	(7,536)	16,406
Interest expense	(2,299)	(2,450)	(7,177)	(7,377)
Gain on repurchase of convertible subordinated notes	706	—	706	1,937
Gain (loss) on certain derivative financial instruments, net	200	155	263	(318)

Loss before income taxes	(42,822)	(38,111)	(125,005)	(68,490)
Provision for income taxes	190	300	691	903

Net loss	$(43,012)	$(38,411)	$(125,696)	$(69,393)

Basic and diluted net loss per share:	$(0.60)	$(0.57)	$(1.77)	$(1.03)

Shares used in computing basic and diluted net loss per share	72,185	67,740	71,022	67,348

(1)	Includes revenues from transactions with companies considered related parties under SFAS 57 of $0.2 million and $0.2 million for the three months ended September 30, 2003 and 2002, respectively, and revenues of $0.6 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively.
(2)	Includes expenses from transactions with companies considered related parties under SFAS 57 of $1.0 million and $5.1 million for the three months ended September 30, 2003 and 2002, respectively, and expenses of $2.1 million and $10.6 million for the nine months ended September 30, 2003 and 2002, respectively.
(3)	Includes compensation expense related to loans to executive officers of $0.1 million and $0 million for the three months ended September 30, 2003 and 2002, respectively, and $0.2 million and $0 million for the nine months ended September 30, 2003 and 2002, respectively.
(4)	Includes loss on long-term investments in companies considered related parties under SFAS 57 of $12.5 million and $0 million for the three months ended September 30, 2003, and 2002, respectively, and loss on long-term investments of $12.5 million and a gain on long-term investments of $0.8 million for the nine months ended September 30, 2003 and 2002, respectively.

See accompanying notes

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(43,012)	$(38,411)	$(125,696)	$(69,393)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(631)	2,257	(2,484)	(9,490)
Foreign currency translation adjustments	(25)	12	(55)	(236)

Other comprehensive income (loss)	(656)	2,269	(2,539)	(9,726)

Comprehensive loss	$(43,668)	$(36,142)	$(128,235)	$(79,119)

See accompanying notes

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(125,696)	$(69,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other expenses	393	—
Non-cash purchased in-process research and development	28,116	—
Depreciation and amortization	13,443	16,863
Gain on repurchase of convertible subordinated notes	(706)	(1,937)
Compensation expense on executive loans	227	—
Stock compensation	1,285	3,409
(Gain) loss on derivative financial instruments, net	(263)	318
Realized gain on long-term investments, net	(1,265)	(1,064)
Loss on sale of assets	—	114
Impairment of long-term investments	16,064	408
Impairment of prepaid and other assets	—	8,100
Equity received in exchange for goods or services provided	—	(2,688)
Changes in certain assets and liabilities:
Accounts receivable, net	(1,694)	39,258
Prepaid expenses and other assets	(493)	(6,373)
Accounts payable	(2,724)	(131)
Accrued and other current liabilities	(22,320)	(17,019)
Deferred revenue	(2,740)	(8,529)

Net cash used in operating activities	(98,373)	(38,664)

Cash flows from investing activities:
Acquisition of Maxia Pharmaceuticals, net of cash acquired	(5,126)	—
Purchase of long-term investments	—	(5,000)
Proceeds from the sale of long-term investments	2,647	2,637
Capital expenditures	(8,696)	(10,487)
Purchases of marketable securities	(504,846)	(573,410)
Sales and maturities of marketable securities	607,784	597,379
Loans to executive officers	—	(1,150)

Net cash provided by investing activities	91,763	9,969

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,208	5,916
Repurchase of common stock	(105)	—
Repurchase of convertible subordinated notes	(3,059)	(4,690)
Other	—	73

Net cash (used in) provided by financing activities	(1,956)	1,299

Effect of exchange rate on cash and cash equivalents	(55)	(236)

Net decrease in cash and cash equivalents	(8,621)	(27,632)

Cash and cash equivalents at beginning of period	22,928	43,368

Cash and cash equivalents at end of period	$14,307	$15,736

See accompanying notes

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

1.	Organization and business

Incyte Corporation (“Incyte”, “we”, “us” or “our”), formerly Incyte Genomics, Inc., was incorporated in Delaware in April 1991. In March 2003, we changed our name to Incyte Corporation. Incyte is a drug discovery company that is using its expertise in medicinal chemistry and molecular, cellular and in vivo biology to discover and develop novel therapeutics. We believe we have the largest compilation of information regarding full-length human genes and the proteins they encode and the largest commercial portfolio of issued United States patents covering such genes and proteins. We use this intellectual property in our drug discovery programs and also license this intellectual property, as well as market and license our genomic and proteomic information, to many of the world’s leading pharmaceutical and biotechnology companies and academic research centers. Incyte has also assembled an experienced and talented drug discovery team that is identifying potential new drug therapies for cancer, inflammatory diseases and other medical conditions. Incyte has also in-licensed a compound for treatment of human immunodeficiency virus (“HIV”) that is currently in clinical development.

2.	Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2003, condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The balance sheet at December 31, 2002 has been derived from audited financial statements.

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

The fair value of each option and employee purchase right was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002	2003	2002	2003	2002
Average risk-free interest rates	2.22%	2.69%	2.78%	3.62%	1.75%	1.53%	1.59%	1.87%
Average expected life (in years)	3.41	3.36	3.41	3.48	2.00	0.50	1.31	0.50
Volatility	92%	88%	92%	87%	93%	108%	100%	95%

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

For purposes of disclosures pursuant to SFAS 123, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), the estimated fair value of options is amortized over the options’ vesting period. The following illustrates the pro forma effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002
Net loss, as reported	$(43,012)	$(38,411)	$(125,696)	$(69,393)
Add: Stock-based employee compensation	286	1,081	1,285	3,409
Deduct: Total stock-based employee compensation determined under the fair value-based method for all awards	(4,198)	(6,534)	(9,777)	(18,604)

Pro forma net loss	$(46,924)	$(43,864)	$(134,188)	$(84,588)

Net loss per share:
Basic and diluted net loss per share-as reported	$(0.60)	$(0.57)	$(1.77)	$(1.03)

Basic and diluted net loss per share-as SFAS 123 adjusted	$(0.65)	$(0.65)	$(1.89)	$(1.26)

We also record, and amortize over the related vesting periods, deferred compensation representing the difference between the price per share of stock issued or the exercise price of stock options granted and the fair value of our common stock at the time of issuance or grant.

3.	Property and equipment

Property and equipment consisted of (in thousands):

	September 30, 2003	December 31, 2002
Office equipment	$4,513	$4,968
Laboratory equipment	25,616	24,489
Computer equipment	63,286	70,817
Leasehold improvements	31,168	31,010

	124,583	131,284
Less accumulated depreciation and amortization	(93,797)	(99,497)

	$30,786	$31,787

4.	Long-term investments

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

Investment impairment charges are recorded when we believe that an investment has experienced a decline in value that is other than temporary. The determination of whether an impairment is other than temporary consists of a review of qualitative and quantitative factors by members of senior management. Generally, declines that persist for six months or more are considered other than temporary. We use the best information available in these assessments; however, the information available may be limited. These determinations involve significant management judgment, and actual amounts realized for any specific investment may differ from the recorded values. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional impairment charges

As of September 30, 2003, our long-term investments consisted of equity investments in privately-held companies. For the three and nine months ended September 30, 2003, we recorded an impairment charge of $13.4 million and $16.1 million, respectively, as a result of writedowns related to reduced market valuations of our long-term investments. Impairment charges are included in “Interest and other income (expense), net.”

One long-term investment comprised 14% and 42% of the total long-term investments balance at September 30, 2003 and December 31, 2002, respectively. The activity in our long-term investments, in any given quarter, may result in gains or losses on sales or impairment charges. Amounts realized upon disposition of these investments may be different from their carrying value.

5.	Intangible and other assets

Intangible and other assets, net, totaling $28.6 million and $26.1 million at September 30, 2003 and December 31, 2002, respectively, consisted of $24.1 million and $20.1 million of intangible assets, net, at September 30, 2003 and December 31, 2002, respectively, and $4.5 million and $6.0 million of other assets at September 30, 2003 and December 31, 2002, respectively. Intangible assets consisted of the following (in thousands):

	September 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Capitalized patents	$19,943	$(2,936)	$17,007	$14,465	$(1,582)	$12,883
Capitalized software	9,652	(4,570)	5,082	7,638	(2,797)	4,841
Acquired database technology	2,638	(705)	1,933	2,638	(429)	2,209
Other intangibles	362	(280)	82	362	(171)	191

Total	$32,595	$(8,491)	$24,104	$25,103	$(4,979)	$20,124

Costs of patents and patent applications are capitalized and amortized on a straight-line basis over their estimated useful lives of approximately ten years in accordance with the provisions of Accounting Principles Board Opinion No. 17, Intangible Assets (“APB 17”). Capitalized software costs, which consist of software development costs incurred in developing certain products once the technological feasibility of the products has been determined, are recorded in accordance with FASB Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”), and are amortized on a straight-line basis over the estimated useful life of three years. Acquired database technology and other intangible assets recorded in conjunction with the acquisition of Proteome, Inc. are being amortized using the straight-line method over estimated useful lives ranging from three to eight years. Amortization expense related to intangibles was $1.3 million and $3.6 million for the three and nine months ended September 30, 2003, respectively, and $1.0 million and $2.7 million for the three and nine months ended September 30, 2002.

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

During the three and nine month periods ended September 30, 2003, we repurchased on the open market and retired $3.8 million in face value of convertible subordinated notes and recognized a gain of $0.7 million. During the three and nine month periods ended September 30, 2002, we repurchased on the open market and retired $0 million and $6.7 million in face value of convertible subordinated notes, respectively. A gain of $0 million and $1.9 million was recognized on these transactions for the three and nine months ended September 30, 2002, respectively. All gains on repurchase of convertible subordinated notes are presented as “Gain on repurchase of convertible subordinated notes.”

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

Revenues received from agreements in which collaborators paid with equity securities in their company were $0 million for both the three and nine months ended September 30, 2003, respectively, and $0 million and $2.4 million for the three and nine months ended September 30, 2002, respectively. Additionally, revenues received from agreements in which we concurrently invested funds in the collaborator’s equity securities were $0.2 million and $0.6 million for the three and nine months ended September 30, 2003, respectively, and $0.2 million and $0.6 million for the corresponding periods in 2002.

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods or services for the three and nine months ended September 30, 2003 were $0.8 million and $2.7 million, respectively. No new transactions in which there was a concurrent commitment by us to purchase goods or services were entered into during the three and nine months ended September 30, 2003. Of commitments made in prior periods, we expensed $2.8 million and $8.3 million for the three and nine months ended September 30, 2003, respectively, and $7.9 million and $19.0 million for the corresponding periods in 2002.

The above transactions were recorded at fair value in accordance with our revenue recognition policy.

For the three and nine months ended September 30, 2003, one collaborator contributed 37% and 36% of total revenues, respectively. This includes a $4.4 million one-time fee related to this collaborator during the three months ended September 30, 2003. For the three months ended September 30, 2002, a different collaborator contributed 15% of total revenues. No single collaborator contributed 10% or more of revenues for the nine months ended September 30, 2002.

Two collaborators comprised 55% of the accounts receivable balance at September 30, 2003. Three collaborators comprised 45% of the accounts receivable balance at December 31, 2002.

8.	Loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares during the period. Stock options and potential common shares issuable upon conversion of our subordinated notes were excluded from the computation of diluted net loss per share, as their share effect was antidilutive for all periods presented. The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	September 30,
	2003	2002
Outstanding stock options	8,695,555	9,176,797
Common shares issuable upon conversion of subordinated notes	2,469,667	2,525,956

Total potential common shares excluded from diluted net loss per share computation	11,165,222	11,702,753

9.	Segment reporting

Our operations are treated as one operating segment, in accordance with FASB Statement No. 131 (“SFAS 131”). We recorded revenue from customers throughout the United States and in Austria, Belgium, Canada, Denmark, France, Germany, India, Israel, Japan, Sweden, Switzerland, and the United Kingdom. Export revenues for the three and nine months ended September 30, 2003 were $3.8 million and $10.9 million, respectively, and $6.9 million and $27.6 million for the three and nine months ended September 30, 2002, respectively.

10.	Related party transactions

Incyte has entered into certain related party transactions as defined by FASB Statement No. 57, Related Party Disclosures (“SFAS 57”). In each of these transactions in which a director of Incyte is significantly affiliated with the other party to the transaction, such director has recused himself from voting on the related party transaction. Revenues from companies considered to be related parties as defined by SFAS 57 were $0.2 million and $0.2 million, for the three months ended September 30, 2003 and 2002, respectively, and $0.6 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003 and December 31, 2002, accounts receivable from related parties were $0.2 million and $0.6 million, respectively, and loans receivable from related parties were $0.2 million and $2.3 million, respectively. At September 30, 2003 and December 31, 2002, prepaid expenses to related parties were $0 million and $2.1 million, respectively.

11.	Other expenses

Costs associated with restructuring activities initiated prior to December 31, 2002 are accounted for in accordance with EITF Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). Accordingly, costs associated with such plans are recorded as other expenses in the consolidated statements of operations. Below is a summary of the activity related to other expenses recorded pursuant to EITF 94-3 for the periods in which activity related to our restructuring programs has taken place through the nine months ended September 30, 2003.

2002 Restructuring

	Nature of Charges	Original Charge Recorded in 2002	Accrual Balance as of December 31, 2002	2003 Charges to Operations	2003 Charges Utilized	Accrual Balance as of September 30, 2003
(in thousands)
Restructuring expenses:
Workforce reduction	Cash	$7,325	$4,867	$—	$(4,867)	$—
Equipment and other assets	Non-cash	8,662	—	—	—	—
Lease commitments and other restructuring charges	Cash/Non-cash	17,924	18,504	262	(3,380)	15,386

Other expenses		$33,911	$23,371	$262	$(8,247)	$15,386

During 2002, we recognized other expenses of $33.9 million relating to restructuring programs announced in the fourth quarter of 2002. During the nine months ended September 30, 2003, we recognized an additional charge of $0.3 million primarily relating to contract-related settlements and facilities lease expenses in excess of amounts originally estimated. We estimate that it may take us another nine months to sublease or otherwise terminate the leases for the various properties that have been vacated. We may incur additional costs associated with these subleasing and lease termination activities. We utilized $4.9 million of accrued severance charges and $3.4 million of accrued facilities and other restructuring charges during the nine months ended September 30, 2003. As of January 11, 2003, all affected employees had been terminated under this restructuring program.

The estimates above have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

2001 Restructuring and Other Impairments

	Nature of Charges	Original Charge Recorded in 2001	Accrual Balance as of December 31, 2002	2003 Charges to Operations	2003 Charges Utilized	Accrual Balance as of September 30, 2003
(in thousands)
Restructuring expenses:
Workforce reduction	Cash	$8,114	$—	$—	$—	$—
Equipment and other assets	Non-cash	32,629	—	—	—	—
Lease commitments and other restructuring charges	Cash/Non-cash	14,859	8,225	1,096	(8,683)	638

Subtotal		55,602	8,225	1,096	(8,683)	638
Impairment of goodwill and other intangible assets	Non-cash	68,666	—	—	—	—
Impairment of other long-lived assets	Non-cash	6,104	—	—	—	—

Other expenses		$130,372	$8,225	$1,096	$(8,683)	$638

During 2001, we recognized other expenses of $130.4 million relating to restructuring programs and long-lived asset write-downs announced in the fourth quarter of 2001. During the nine months ended September 30, 2003, we recognized an additional charge of $1.1 million primarily relating to contract-related settlements and facilities lease expenses in excess of amounts originally estimated. We may incur additional costs associated with lease termination activities. We utilized $8.7 million of accrued facilities and other restructuring charges during the nine months ended September 30, 2003.

The estimates above have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

12.	Purchased in-process research and development expenses

During 2003, we recorded $34.4 million of purchased in-process research and development expenses, consisting of $28.1 million for the acquisition of Maxia Pharmaceuticals, Inc. (“Maxia”) and $6.3 million related to a collaborative license agreement with Pharmasset, Ltd. (“Pharmasset”). Below is a summary of the activity related to purchased in-process research and development expenses for the nine months ended September 30, 2003.

Acquisition of Maxia Pharmaceuticals, Inc.

In November 2002, we entered into an agreement to acquire Maxia, a privately-held company based in San Diego, California. On February 18, 2003, the acquisition was completed. Maxia was a drug discovery and development company that specialized in small molecule drugs targeting diabetes and other metabolic disorders, cancer, inflammatory diseases and heart disease. We acquired Maxia to create a more advanced and robust pipeline of discovery projects and product candidates and to further our drug discovery and development efforts.

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

The total purchase price of approximately $27.4 million consists of approximately 4,476,092 shares of Incyte common stock with a fair value of $17.5 million, cash of approximately $5.6 million (consisting of $4.1 million cash paid to Maxia stockholders and a $1.5 million note payable from Maxia, issued in August 2002, that was applied to this transaction), direct transaction costs of $1.4 million and additional restructuring costs incurred as part of the acquisition of $2.9 million, in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The value of the 4,476,092 shares of Incyte common stock was based on a per share price of $3.91. For valuation purposes, this per share price of Incyte common stock was determined as the average closing market price for the five trading days preceding February 18, 2003, the date on which the number of shares to be issued became determinable. As of September 30, 2003, 3,600,820 shares have been issued and $3.1 million have been paid to the former Maxia stockholders. Estimated direct transaction costs consist of fees for attorneys, accountants and filing costs. Of the total purchase price, up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the second anniversary of the consummation of the merger and up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the third anniversary of the consummation of the merger. We have paid these amounts and issued these shares into a third party escrow account.

The purchase price was allocated to the tangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date and to in-process research and development expense. Tangible assets acquired and liabilities assumed consist of cash of $0.5 million, prepaid expenses of $0.4 million, accounts payable of $0.8 million and accrued liabilities of $0.8 million. We recorded a charge at the time of acquisition for the purchase of in-process research and development expense (“IPRD”) that is presented as a separate component of operating expenses; the valuation represents the estimated fair value of incomplete projects, that at the time of acquisition, had no alternative future use and for which technological feasibility had not been established. Incyte acquired three IPRD compounds that are in stages ranging from discovery to preclinical phases; management has determined that each of these projects would require significant further development before they would be available for release to customers. The preliminary allocations above are based on management’s estimate of the purchase accounting at the date of acquisition and estimates will continue to be refined and the corresponding adjustments will be reflected in in-process research and development expenses. The purchase price allocation is subject to revision as management obtains additional information.

In accordance with EITF 95-3, we recorded a $2.9 million charge related to restructuring costs for Maxia, which consisted of workforce reductions and consolidation of facilities. We recorded employee termination costs of approximately $0.8 million for 28 employee positions. The job eliminations were completed in July 2003. We also recorded restructuring costs related to lease payments for property that has been vacated and other costs of $2.0 million. We estimate that it may take up to fifteen months to sublease or otherwise terminate the lease for the entire property in San Diego, California. During the nine months ended September 30, 2003, we have utilized $0.8 million of accrued severance charges and $0.6 million of accrued facilities and other restructuring costs.

We also recorded transaction costs related to the acquisition of $1.4 million and have utilized $0.9 million during the nine months ended September 30, 2003.

Below is a summary of activity related to accrued acquisition costs for the nine months ended September 30, 2003:

(in thousands)	Nature of Charge	Original Accrual	2003 Additions	2003 Accrual Utilized	Accrual Balance as of September 30, 2003
Accrued acquisition costs:
Workforce reduction	Cash	$845	$—	$(845)	$—
Lease commitments and other restructuring costs	Cash	2,016	—	(599)	1,417
Transaction fees	Cash	1,450	—	(887)	563

Accrued acquisition costs		$4,311	$—	$(2,331)	$1,980

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

Collaborative License Agreement with Pharmasset, Ltd.

In September 2003, we entered into a collaborative licensing agreement with Pharmasset to develop and commercialize Reverset, an antiretroviral drug that is currently in Phase II clinical development for the treatment of HIV. Under the terms of the agreement we paid Pharmasset $6.3 million, which we recorded as a charge to purchased in-process research and development expense that is presented as a separate component of operating expenses. In addition to this payment, we also agreed to pay Pharmasset certain performance milestone payments and future royalties on net sales, in exchange for exclusive rights in the United States, Europe and certain other markets to develop, manufacture and market the drug. Pharmasset will retain marketing and commercialization rights in certain territories, including South America, Mexico, Africa, the Middle East and China.

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

On November 21, 2001, we filed a complaint against Invitrogen, amended on December 21, 2001 and March 7, 2002, in the United States District Court for the Southern District of California alleging infringement of thirteen of its patents. Eight of the asserted patents are gene patents. Three of the patents relate to RNA amplification and gene expression. Two of the patents relate to methods of fabricating microarrays of biological samples. The complaint seeks a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen’s conduct, as well as our fees, costs, and interest. We further seek triple damages based on Invitrogen’s willful infringement of our patents. On April 2, 2002, Invitrogen filed its answer to our complaint and brought counterclaims against us seeking declaratory judgments that the patents in suit are invalid and not infringed. Invitrogen also pled, but later withdrew, its affirmative defense and counterclaim alleging that one of our patents is unenforceable. On April 25, 2002, we filed our answer denying Invitrogen’s counterclaims. Invitrogen has represented to the Court that its past sales of the eight GeneStorm cDNA clones charged with infringement of eight of our patents were not substantial and that it no longer sells these products. A stipulated two-month stay of all proceedings in this action was lifted on September 2, 2003. On October 2, 2003, this case was reassigned and the final pretrial conference in the case is scheduled for May 3, 2004.

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

14.	Subsequent event

We are currently in a dispute with a collaborator with respect to, among other things, payments that such collaborator alleges are owed to it under a contract between the parties. The collaborator alleges that we have repudiated our obligation to make future payments to the collaborator, in the aggregate amount of $28.25 million, through the remainder of the contract term ending in 2009. We believe that the collaborator’s interpretation of the contract with respect to these payments is erroneous and that these payments are not owed. In addition, we have asserted issues of nonperformance on the part of the collaborator which we believe has failed to comply with certain of its contractual obligations to us.

On November 7, 2003, we received a letter from this collaborator informing us that it is initiating the arbitration process under the contract. If the disputed matter goes to final and binding arbitration, we intend to contest the collaborator’s allegations and assert our issues vigorously. There can be no assurance as to the ultimate outcome of any such arbitration and at this time, we cannot predict the financial impact to us of the results of the arbitration.

PART I:	FINANCIAL INFORMATION

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

When used in this discussion, the words “expects,” “believes,” “anticipates,” “estimates,” “may,” “could,” “intends,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the impact of certain critical accounting policies on our financial results; expected expenses and expenditure levels; expected revenues and sources of revenues; expected uses of net cash; expected losses, net losses and net loss levels; expected expenditures including expenditures on intellectual property, research and development, new alliances and long term-investments; the offset of profits from certain products by other expenditures; the offset of continued expenditures on therapeutic discovery and development by expense reductions from the 2002 restructuring program; our plans to manage our information products to be cash flow positive; the adequacy of capital resources; the need to raise additional capital; the expected effect of our contractual obligations on our future liquidity and cash flow; our positions and the costs associated with resolving an arbitrated matter with a collaborator; our expectations regarding competition; our long-term investments, including anticipated expenditures, losses and expenses; the application of United States Patent and Trademark Office utility guidelines to our gene patent applications; costs associated with prosecuting, defending and enforcing patent claims and other intellectual property rights; the size of our intellectual property portfolio and its competitive position; our strategy with regard to protecting our intellectual property; the effect of pharmaceutical and biotechnology company consolidations, including reduced research and development spending and the softening of the market for genomic information and the market for our information products; the effect of our pharmaceutical and biotechnology customers’ focus on late stage research and clinical products on the renewal of, pricing of, and the length of contractual commitment for our information products; the expected growth of, and our ability to manage expansion of, our therapeutic discovery and development operations; future required expertise relating to clinical trials, manufacturing, sales and marketing and for licenses to technology rights; the commercial availability of drugs resulting from our research; the time it may take to sublease or terminate the lease in San Diego, California; and our ability to obtain and maintain product liability and other insurance; are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the extent of utilization of genomic information by the biotechnology and pharmaceutical industries; actual and future consolidations of pharmaceutical and biotechnology companies; continuing trends with respect to reduced pharmaceutical and biotechnology research spending; our ability to manage our information products to be cash flow positive; risks relating to the development of new products and their use by our potential collaborators; the impact of technological advances and competition; unanticipated delays in research and development efforts; the result of further research; our ability to consolidate our facilities and to exit and close facilities upon anticipated timelines; our ability to deliver products and services to our customers effectively with reduced headcount and management and key employee diversion; our ability to obtain and retain customers; competition from other entities; early termination of a database collaboration agreement or failure to renew an agreement upon expiration; decreasing database revenues; the cost of accessing, licensing or acquiring technologies developed by other companies; significant delays or costs in obtaining regulatory approvals; failure to obtain regulatory approval; uncertainty as to the scope of coverage, enforceability or commercial protection from patents that issue on gene and other discoveries; our ability to obtain patent protection for our discoveries and to continue to be effective in expanding our patent coverage; the impact of changing laws on our patent portfolio; developments in and expenses relating to litigation and arbitration; the results of businesses in which we hold equity; and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Overview

Incyte is a drug discovery company that develops proprietary genomic information and applies its expertise in medicinal chemistry and molecular, cellular and in vivo biology to the discovery of novel small molecule and protein therapeutics. Incyte believes it has created the largest commercial portfolio of issued United States patents covering human, full-length genes and the proteins they encode, and markets and licenses this information, as well as genomic and proteomic information, to many of the world’s leading pharmaceutical and biotechnology companies and academic research centers. Incyte has assembled an experienced and talented drug discovery team that is identifying potential new drug therapies for cancer, inflammatory diseases and other medical conditions. Incyte has also in-licensed a compound for treatment of human immunodeficiency virus (“HIV”) that is currently in clinical development.

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

During 2001, we increased our focus on our therapeutic discovery and development programs, and we exited the following activities: microarray products and related services, genomic screening products and services, public domain clone products and related services, contract sequencing services, transgenic products and services and SNP discovery services.

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

We expect that the overall market for our information products will continue to be competitive based on softening of the market for genomic information, shrinking research budgets of our current and potential customers and industry consolidation. Revenue trends indicate that subscribers are being more cautious with their spending to focus more of their resources on late stage research and clinical products than in the past, and this has adversely impacted renewals and the pricing of, and the length of the contractual commitment for, our information products. We expect this trend to continue at least through the remainder of 2003 and that revenues in 2003 will be lower than those recognized in the prior year.

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

In conjunction with the 2002 restructuring program, we have reduced certain expenses through a combination of decreased spending, job reductions and office consolidations and continued efforts to improve operational efficiencies. The restructuring program has had little impact on our therapeutic discovery and development programs as we intend to continue to invest in research and development for our therapeutic discovery and development efforts. We expect these expenses to continue to increase in 2003 and that these increases will partially offset our expense reductions from the 2002 restructuring program.

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

Our long-term investments, as of September 30, 2003, consist of equity investments in privately-held companies; most of these investments were made in connection with the establishment of a collaborative arrangement between us and the investee company. Many of these companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful. The market values of many of these investments can fluctuate significantly. Current market conditions have caused us to write-down the value of our investments, resulting in charges to our earnings. The determination of investment impairment involves significant management judgment, and actual amounts realized for any specific investment may differ from recorded values. The market value of long-term investments that we hold can fluctuate significantly, and such fluctuations are highly variable and not within our control.

During 2002 and 2001, we reported charges of $37.3 million and $130.4 million, respectively, relating to restructuring programs and long-lived asset write-downs announced in the fourth quarter of each year. During the nine months ended September 30, 2003, we recorded an additional charge of $0.3 million and $1.1 million related to the 2002 and 2001 restructurings, respectively. A discussion of each of these restructuring programs follows.

During 2001, we exited certain product lines and, as a result of exiting these activities, we closed certain of our facilities in Fremont, California, Palo Alto, California, St. Louis, Missouri and Cambridge, United Kingdom. In addition to the product lines exited, we made infrastructure and other personnel reductions at our locations resulting in an aggregate workforce reduction of approximately 400 employees. A charge for the 2001 restructuring program and impairment of long-lived assets of $130.4 million was recorded in the fourth quarter of 2001 as a result of the change in focus. This charge was comprised of the following items: $68.7 million—goodwill and intangibles impairment; $55.6 million—restructuring charges (including $32.6 million in equipment and other assets impaired) and $6.1 million—impairment of a long-lived asset. Revenues from exited product lines for the years ended 2002 and 2001 were $3.6 million and $45.3 million, respectively. Additional charges for restructuring expenses of $3.4 million were recorded in 2002 and $1.1 million for the nine months ended September 30, 2003, primarily for contract-related settlements, impairment of long-lived assets and facilities lease expenses in excess of estimated amounts, offset by the release of other restructuring accruals in excess of actual expenses.

In November 2002, we announced plans to reduce our expenditures, primarily in research and development, through a combination of spending reductions, workforce reductions and office consolidations. The expense reduction plan included the elimination of approximately 37% of our workforce in Palo Alto, California, Beverly, Massachusetts, and Cambridge, England and consolidation of our office and research facilities in Palo Alto, California. As a result of these actions, we incurred a charge of $33.9 million during the fourth quarter of 2002. For the nine months ended September 30, 2003, we recorded an additional charge of $0.3 million relating to contract-related settlements and facilities lease expenses in excess of amounts originally estimated.

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

The total purchase price of approximately $27.4 million consists of approximately 4,476,092 shares of Incyte common stock with a fair value of $17.5 million, cash of approximately $5.6 million (consisting of $4.1 million cash paid to Maxia stockholders and a $1.5 million note payable from Maxia, issued in August 2002, that was applied to this transaction), direct transaction costs of $1.4 million and additional restructuring costs incurred as part of the acquisition of $2.9 million, in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The value of the 4,476,092 shares of Incyte common stock was based on a per share price of $3.91. For valuation purposes, this per share price of Incyte common stock was determined as the average closing market price for the five trading days preceding February 18, 2003, the date on which the number of shares to be issued became determinable. As of September 30, 2003, 3,600,820 shares have been issued and $3.1 million have been paid to the former Maxia stockholders. Estimated direct transaction costs consist of fees for attorneys, accountants and filing costs. Of the total purchase price, up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the second anniversary of the consummation of the merger and up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the third anniversary of the consummation of the merger. We have paid these amounts and issued these shares into a third party escrow account.

The purchase price was allocated to the tangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date and to in-process research and development expense. Tangible assets acquired and liabilities assumed consist of cash of $0.5 million, prepaid expenses of $0.4 million, accounts payable of $0.8 million and accrued liabilities of $0.8 million. We recorded a charge at the time of acquisition for the purchase of in-process research and development expense (“IPRD”) that is presented as a separate component of operating expenses; the valuation represents the estimated fair value to incomplete projects, that at the time of acquisition, had no alternative future use and for which technological feasibility had not been established. Incyte acquired three IPRD compounds that are in stages ranging from discovery to preclinical phases; management has determined that each of these projects would require significant further development before they would be available for release to customers. The preliminary allocations above are based on management’s estimate of the purchase accounting at the date of acquisition and estimates will continue to be refined and the corresponding adjustments will be reflected in in-process research and development expenses. The purchase price allocation is subject to revision as management obtains additional information.

In accordance with EITF 95-3, we recorded a $2.9 million charge related to restructuring costs for Maxia, which consisted of workforce reductions and consolidation of facilities. We recorded employee termination costs of approximately $0.8 million for 28 employee positions. The terminations were completed in July 2003. We also recorded restructuring costs related to lease payments for property that has been vacated and other costs of $2.0 million. We estimate that it may take up to fifteen months to sublease or otherwise terminate the lease for the entire property in San Diego, California. During the nine months ended September 30, 2003, we have utilized $0.8 million of accrued severance charges and $0.6 million of accrued facilities and other restructuring costs.

We also recorded transaction costs related to the acquisition of $1.4 million and have utilized $0.9 million during the nine months ended September 30, 2003.

Below is a summary of activity related to accrued acquisition costs for the nine months ended September 30, 2003:

(in thousands)	Nature of Charge	Original Accrual	2003 Additions	2003 Accrual Utilized	Balance as of September 30, 2003
Accrued acquisition costs:
Workforce reduction	Cash	$845	$—	$(845)	$—
Lease commitments and other restructuring costs	Cash	2,016	—	(599)	1,417
Transaction fees	Cash	1,450	—	(887)	563

Accrued acquisition costs		$4,311	$—	$(2,331)	$1,980

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

In September 2003, we entered into a collaborative licensing agreement with Pharmasset, Ltd. (“Pharmasset”) to develop and commercialize Reverset, an antiretroviral drug that is currently in Phase II clinical development for the treatment of HIV. Under the terms of the agreement we paid Pharmasset $6.3 million, which we recorded as a charge to purchased in-process research and development expense that is presented as a separate component of operating expenses. In addition to this payment, we also agreed to pay Pharmasset certain performance milestone payments and future royalties on net sales, in exchange for exclusive rights in the United States, Europe and certain other markets to develop, manufacture and market the drug. Pharmasset will retain marketing and commercialization rights in certain territories, including South America, Mexico, Africa, the Middle East and China.

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

Revenues recognized from multiple element contracts are allocated to each element of the arrangement based on the fair values of the elements. The determination of fair value of each element is based on objective evidence from historical sales of the individual element by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. In accordance with Staff Accounting Bulletin No. 101, (“SAB 101”), when elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement.

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board issued EITF 00-21, Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements we enter into after June 30, 2003. The application of EITF 00-21 did not have a material impact to our revenue arrangements for the three and nine month periods ended September 30, 2003.

Valuation of Long-Lived Assets. We assess the impairment of long-lived assets, which include property and equipment and intangible and other assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could indicate the need for an impairment review include the following:

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

Accounting for Long-Term Investments. We monitor our long-term investments for impairment on a periodic basis. As of September 30, 2003, our long-term investments consisted of equity investments in privately-held companies. Many of these companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful. Investments in publicly-traded companies are classified as available-for-sale and are adjusted to their fair value each period based on their traded market price with any adjustments being recorded in other comprehensive income. Investments in privately-held companies are carried at cost. We record an investment impairment charge when we believe that the investment has experienced a decline in value that is other than temporary. The determination of whether an impairment is other than temporary consists of a review of qualitative and quantitative factors by members of senior management. Generally, declines that persist for six months or more are considered other than temporary. We use the best information available in these assessments; however, the information available may be limited. These determinations involve significant management judgment, and actual amounts realized for any specific investment may differ from the recorded values. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional impairment charges.

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

Results of Operations

We recorded a net loss of $43.0 million and $125.7 million and a basic and diluted net loss per share of $0.60 and $1.77 per share for the three and nine months ended September 30, 2003, respectively, as compared to $38.4 million and $69.4 million and $0.57 and $1.03 per share in the corresponding periods in 2002.

Revenues. Revenues for the three and nine months ended September 30, 2003 decreased to $13.2 million and $36.8 million, respectively, compared to $22.4 million and $80.5 million for the corresponding periods in 2002.

Information products, including database subscriptions, licensing of our intellectual property and partner programs, represented 100% of total net revenues for the three months and nine months ended September 30, 2003, respectively and 98% and 95% for the corresponding periods in 2002. During the three months ended September 30, 2003, total net revenue includes a $4.4 million one-time fee related to one collaborator. This one collaborator contributed 37% and 36% of total revenues for the three and nine months ended September 30, 2003, respectively. The decrease in revenues from 2002 reflects a softening in the market for genomic information, a reduction in research spending by pharmaceutical and biotechnology companies due in part to consolidations within these industries, their efforts to reduce spending and the accompanying impact on renewals and the price of, and length of contractual commitment for, our information products. Our database subscription and licensing revenues have been impacted as subscribers are being more cautious with their spending than in the past. Revenues for both the three and nine months ended September 30, 2003 included $0.0 million of revenue associated with the exited custom genomics product lines that was announced in the fourth quarter of 2001 as compared to $0.5 million and $3.7 million for the three and nine months ended September 30, 2002.

Revenues received from agreements in which customers paid with equity securities in their company were $0 million for both the three and nine months ended September 30, 2003 and $0 million and $2.4 million for the three and nine months ended September 30, 2002. Additionally, revenues received from agreements in which we concurrently invested funds in the customer’s stock were $0.2 million and $0.6 million for the three and nine months ended September 30, 2003, respectively, and $0.2 million and $0.6 million for the corresponding periods in 2002.

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods or services for the three and nine months ended September 30, 2003 were $0.8 million and $2.7 million, respectively. No transactions in which there was a concurrent commitment by us to purchase goods or services were entered into during the three and nine months ended September 30, 2003. Of commitments made in prior periods, we expensed $2.8 million and $8.3 million for the three and nine months ended September 30, 2003, respectively, and $7.9 million and $19.0 million for the corresponding periods in 2002.

The above transactions were recorded at fair value in accordance with our revenue recognition policy.

Operating Expenses. Total costs and expenses for the three and nine months ended September 30, 2003 were $43.4 million and $148.1 million, respectively, compared to $59.9 million and $159.6 million for the corresponding periods in 2002. In conjunction with the 2002 restructuring, we have reduced certain expenses through a combination of decreased spending, job reductions and office consolidations and continued efforts to improve operational efficiencies. The restructuring program has had little impact on our therapeutic discovery and development programs as we intend to continue to invest in research and development for our therapeutic discovery and development efforts. We expect these expenses to continue to increase through the remainder of 2003, and that such increases will partially offset our expense reductions from the 2002 restructuring program.

Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2003 decreased to $28.6 million and $88.7 million, respectively, compared to $47.4 million and $118.8 million for the corresponding periods in 2002. The decrease in research and development expenses was primarily the result of expenses eliminated from the restructuring programs, partially offset by increased therapeutic discovery and development expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2003 decreased to $8.6 million and $23.7 million, respectively, compared to $12.1 million and $39.0 million for the corresponding periods in 2002. The decrease was primarily the result of expenses eliminated from the restructuring programs and decreased legal expenses, partially offset by general and administrative expenses incurred to support our therapeutic discovery and development efforts. Legal expenses related to our patent infringement lawsuits were approximately $0.8 million and $1.8 million in the three and nine months ended September 30, 2003, respectively, and $1.1 million and $4.1 million in the three and nine months ended September 30, 2002. Regardless of the outcome, our ongoing patent infringement litigation is expected to result in future costs to us, which could be substantial.

Purchased in-process research and development expense. Purchased in-process research and development expense for the three months ended September 30, 2003 of $6.3 million resulted from our collaborative licensing agreement with Pharmasset. Purchased in-process research and development expenses for the nine months ended September 30, 2003 of $34.4 million resulted from the acquisition of Maxia and our collaborative licensing agreement with Pharmasset.

Other expenses. Other expenses for the three and nine months ended September 30, 2003 of $0.0 million and $1.4 million, respectively, compared to $0.3 million and $1.7 million for the corresponding periods in 2002, represent charges recorded in connection with previously announced restructuring costs.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, for the three and nine months ended September 30, 2003 decreased to $(11.3) million and $(7.5) million, respectively, from $1.6 million and $16.4 million for the corresponding period in 2002. The decrease for the three months ended September 30, 2003 was primarily due to $13.4 million of long-term investment impairment charges, a decrease in cash invested and lower interest rates in 2003, partially offset by a $0.8 million long-term investment gain in 2003. For the nine months ended September 30, 2003, the decrease was primarily due to $16.1 million of long-term investment impairment charges, a decrease in cash invested and lower interest rates in 2003, partially offset by a $0.8 million long term investment gain in 2003 and interest and premium earned on the conversion of a note held in another company in 2002.

Interest Expense. Interest expense for the three and nine months ended September 30, 2003 decreased to $2.3 million and $7.2 million, respectively, from $2.5 million and $7.4 million for the corresponding periods in 2002. The decrease was primarily due to the timing impact of the early retirement of $3.8 million face value of our convertible subordinated notes in 2003.

Gain on Repurchase of Convertible Subordinated Notes. Gain on repurchase of convertible subordinated notes for the three and nine months ended September 30, 2003 of $0.7 million was due to our repurchase of $3.8 million face value of our 5.5% convertible notes on the open market in the third quarter of 2003. Gain on repurchase of convertible subordinated notes for the nine months ended September 30, 2002 of $1.9 million was due to our repurchase of $6.7 million face value of these notes on the open market in the second quarter of 2002. In accordance with SFAS 145, all gains on the repurchase of convertible subordinated notes are presented as “Gain on repurchase of convertible subordinated notes”.

Gain/(Loss) on Certain Derivative Financial Instruments, Net. Gain on certain derivative financial instruments for the three and nine months ended September 30, 2003 of $0.2 million and $0.3 million, respectively, and $0.2 million for the three months ended September 30, 2002 and loss on certain derivative financial instruments for the nine months ended September 30, 2002 of $0.3 million represent the change in the fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133 (“SFAS 133”).

Provision for Income Taxes. Due to our net loss in 2003 and 2002, we had a minimal effective annual income tax rate. The income taxes for 2003 and 2002 are primarily attributable to foreign withholding taxes.

Liquidity and Capital Resources

As of September 30, 2003, we had $315.1 million in cash, cash equivalents and marketable securities, compared to $429.0 million as of December 31, 2002. We have classified all of our marketable securities as short-term, as we may choose not to hold them until maturity in order to take advantage of favorable market conditions. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $98.4 million for the nine months ended September 30, 2003 as compared to $38.7 million for the nine months ended September 30, 2002. The increase was primarily due to the increase in net loss in 2003, adjusted for non-cash items such as purchased in-process research and development expense, depreciation and amortization, and impairment of long term investments, as well as higher cash usage for accrued and other current liabilities and a decrease in cash provided from accounts receivable.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and net purchases of long-term investments. Capital expenditures for the nine months ended September 30, 2003 were $8.7 million as compared to $10.5 million in the same period in 2002. This decrease was primarily due to reduced operational needs related to our information products activities, partially offset by increased spending on our internal therapeutic discovery and development efforts. Purchases of long-term investments were $0 million and $5.0 million for the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003, we expended $5.1 million related to the acquisition of Maxia. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of long-term investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturity/sales and purchases of marketable securities.

Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2003 as compared to net cash provided of $1.3 million for the nine months ended September 30, 2002. We repurchased $3.8 million face value of our 5.5% convertible subordinated notes on the open market for $3.1 million in 2003, offset by proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $1.2 million. In October 2002, we announced that our board of directors authorized the expenditure of up to $30.0 million to repurchase shares of our common stock in open market and privately negotiated transactions. Through September 30, 2003, we had purchased and retired 1,165,000 shares of common stock for an aggregate purchase price of $5.8 million. Net cash provided by financing activities for the nine months ended September 30, 2002 was primarily due to the repurchase of $6.7 million face value of our 5.5% convertible subordinated notes on the open market for $4.7 million, offset by proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $5.9 million.

The following summarizes our future minimum long-term debt payments, future interest payments on long-term debt, and future operating lease payments for the next five fiscal years and thereafter as of September 30, 2003 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1–3	Years 4–5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$166.5	$—	$—	$166.5	$—
Interest on convertible subordinated debt	32.1	—	18.3	13.8	—
Non-cancelable operating lease obligations:
Related to current operations	54.8	2.7	18.5	16.5	17.1
Related to vacated space	29.1	1.3	8.1	8.3	11.4

Total contractual obligations	$282.5	$4.0	$44.9	$205.1	$28.5

The amounts and timing of payments related to vacated facilities may vary based on timing of negotiation of lease terminations.

We have purchase commitments of $3.8 million at September 30, 2003, the timing of which is dependent upon provision by the vendor of products and services. Additionally, we have committed to purchase equity in a company when certain events occur. The total amount committed to purchase equity at September 30, 2003 was $5 million. These commitments are considered contingent commitments as future events must occur to cause the commitments to be enforceable.

Additional commitments related to Maxia and Pharmasset are also considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock could potentially be paid pursuant to the earn out milestones. The milestones occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of September 30, 2003.

In September 2003, we entered into a collaborative licensing agreement with Pharmasset to develop and commercialize Reverset, an antiretroviral drug that is currently in Phase II clinical development for the treatment of HIV. Under the terms of the agreement, we agreed to pay Pharmasset certain performance milestone payments and future royalties on net sales.

We expect to use net cash through the remainder of 2003 as we invest in our therapeutic discovery and development programs, including improvements to our laboratory facilities; continue to invest in our intellectual property portfolio; continue to seek access to technologies through investments, research and development and new alliances, license agreements and/or acquisitions; make payments related to our restructuring programs, including possible payments related to negotiated lease terminations; make long-term investments; repurchase our convertible subordinated notes or common stock and continue to make improvements in existing facilities.

We believe that our existing resources will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our ability to attract and retain collaborators for our databases and other products and services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; expenditures in connection with our therapeutic discovery and development programs; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; capital expenditures required for our therapeutic discovery and development programs; expenditures required to be made to terminate existing lease obligations; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in our research and development or business plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

FACTORS THAT MAY AFFECT RESULTS

RISKS RELATING TO OUR FINANCIAL RESULTS

We have had only limited periods of profitability, we expect to incur losses in the future and we may not return to profitability.

We had net losses from inception in 1991 through 1996 and in 1999 through the nine months ended September 30, 2003. Because of those losses, we had an accumulated deficit of $530.7 million as of September 30, 2003. We intend to continue to spend significant amounts on new product and technology development, including the expansion of our research and development efforts for therapeutic discovery and development, the determination of the sequence of genes and the filing of patent applications regarding those gene sequences, the determination of gene functions, and our research and development alliances. As a result, we expect to incur losses in 2003. We expect to report net losses in future periods as well.

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

Our operating results are difficult to predict and may fluctuate significantly from period to period, which may cause our stock price to decline and result in losses to investors. Some of the factors that could cause our operating results to fluctuate include:

•	changes in the demand for our current and future products;

•	the timing of intellectual property licenses that we may grant;

•	the introduction of competitive databases or services, including databases of publicly available, or public domain, genetic information;

•	the nature, pricing, length of commitments for and timing of products and services provided to our collaborators;

•	our ability to compete effectively in our therapeutic discovery and development efforts against competitors that have greater financial or other resources or drug candidates that are in further stages of development;

•	acquisition, licensing and other costs related to the expansion of our operations, including operating losses of acquired businesses;

•	losses and expenses related to our investments;

•	our ability to attract and retain key personnel;

•	regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information;

•	regulatory actions and changes related to the development of drugs;

•	changes in intellectual property laws that affect our rights in genetic information that we license;

•	payments of milestones, license fees or research payments under the terms of our external alliances and collaborations and our ability to monitor and enforce such payments;

•	expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights, including the lawsuits filed by Invitrogen and counterclaims filed by us, and

•	risks and costs associated with our therapeutic discovery and development efforts and with advancing candidate compounds through clinical trials.

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

The market values of many of these investments can fluctuate significantly. We evaluate our long-term equity investments for impairment of their values on a quarterly basis. The volatility of the equity markets and the uncertainty of the biotechnology industry may result in fluctuations in the value of our investments in public companies. The value of our investments in private companies can fluctuate significantly. Current market conditions have caused us to write-down the value of our private company investments, and continuation of these conditions could cause us to write down additional amounts. Many private companies are encountering difficulties in raising capital in the current market, and even if they are successful, subsequent rounds of financing are often at lower valuations than previous rounds. Impairment could result in future charges to our earnings. Our strategic investments may cause our earnings to decline or our losses to increase.

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

As of September 30, 2003, we had:

•	total consolidated debt of $167.9 million,

•	stockholders’ equity of $194.1 million, and

•	a deficiency of earnings available to cover fixed charges of $125.0 million for the nine months ended September 30, 2003.

A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our convertible subordinated notes due 2007 that we sold in February 2000. At September 30, 2003, $166.5 million face value of those notes were outstanding. The following table shows, as of September 30, 2003, the aggregate amount of our interest payments due in each of the next four calendar years listed:

Year	Aggregate Interest
2004	$9,157,775
2005	9,157,775
2006	9,157,775
2007	4,578,888

Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

•	placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

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

In addition, we are relocating certain of our corporate functions to our facility in Wilmington, Delaware. Risks associated with this transition, including unanticipated delays, improper implementation or failure to retain certain key employees during crucial transition periods, could have a negative impact on our operating results.

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

At the present time, we have only begun to identify potential therapeutic compounds from our internal programs and have yet to put them into clinical testing. Of the compounds we identify as potential therapeutic candidates, at most, only a few are statistically likely to lead to successful therapeutic development efforts. We expect drugs that result from our research will not be commercially available for a number of years, if at all. Commercialization of any product candidates that we identify and develop, or that we license from collaborators such as Pharmasset and develop, depends on successful completion of preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether we, or any of our future collaborators, will be permitted to undertake clinical trials of any potential products. It may take us or any of our future collaborators several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trial do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Data obtained from tests are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. Moreover, if and when our products reach clinical trials, we, or our future collaborators, may decide to discontinue development of any or all of these products at any time for commercial, scientific or other reasons. There is also a risk that competitors and third parties may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products, as well as the potential risk that our products may not be accepted by the marketplace.

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

We conduct our drug discovery and development operations at a single site.

Our research and development activities are conducted solely at our facility in Wilmington, Delaware. Our lease contains provisions that provide for its early termination upon the occurrence of certain events of default or upon a change of control. If we were to lose access to our Wilmington, Delaware, facility, either on a temporary or permanent basis, or if our lease to this facility were to terminate prior to the expiration of its full term, this could result in an interruption of our business and, consequently, could adversely impact the advancement of our drug discovery and development programs and our business.

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

In October 2001, Invitrogen Corporation filed an action against us in federal court, alleging infringement of three patents that relate to the use of reverse transcriptase with no RNase H activity in preparing complimentary DNA from RNA. The complaint seeks unspecified money damages and injunctive relief. In November 2001, we filed our answers to Invitrogen’s patent infringement claims, and asserted seven counterclaims against Invitrogen, seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches, and patent misuse. We are also seeking our fees, costs and expenses. Invitrogen filed its answer to our counterclaims in January 2002. In February 2003, we added a counterclaim for unfair business practices. In June 2003, the Court stayed all proceedings pending final disposition of the appeal in a related case or entry of any order in any other action invalidating the same patents that are asserted in this case. In November 2001, we filed a complaint against Invitrogen in federal court alleging infringement of 13 of our patents relating to genes, RNA amplification and gene expression, and methods of fabricating microarrays of biological samples. The complaint seeks a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen’s conduct, as well as our fees, costs, and interest. We are further seeking triple damages from the infringement claim based on Invitrogen’s willful infringement of our patents. In April 2002, Invitrogen filed answers to our patent infringement claims and brought counterclaims against us seeking declaratory judgments that the patents in suit are invalid and not infringed. Invitrogen also pled, but later withdrew, its affirmative defense and counterclaim alleging one of our patents is unenforceable. In April 2002, we filed our answer denying Invitrogen’s counterclaims. Invitrogen has represented to the Court that its past sales of the eight of our gene patents were not substantial and that it no longer sells these products. On July 2, 2003, the Court entered a stipulated two-month stay of all proceedings in this action. A stipulated two-month stay of all proceedings in this action was lifted on September 2, 2003. On October 2, 2003, this case was reassigned and the final pretrial conference in the case is scheduled for May 3, 2004.

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

We are exposed to interest rate risk primarily through our investments in short-term marketable securities. Our investment policy calls for investment in short term, low risk instruments. As of September 30, 2003, investments in marketable securities were $300.8 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2003, the decline in the fair value of the portfolio would not be material.

We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of long-term investments. These investments are in small capitalization stocks in the pharmaceutical/biotechnology industry sector, and are primarily in companies with which we have research and development, licensing or other collaborative agreements. We typically do not attempt to reduce or eliminate our market exposure on these securities. As of September 30, 2003, long-term investments were $18.2 million.

We are exposed to foreign exchange rate fluctuations as the financial results of our foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. All of our revenues are denominated in U.S. dollars. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of September 30, 2003, the impact to our financial position or results of operations would not be material.

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

On November 21, 2001, we filed a complaint against Invitrogen, amended on December 21, 2001 and March 7, 2002, in the United States District Court for the Southern District of California alleging infringement of thirteen of its patents. Eight of the asserted patents (U.S. patent numbers 5,633,149, 5,637,462, 5,817,497, 5,840,535, 5,919,686, 5,925,542, 5,962,263, and 5,789,198) are gene patents. Three of the patents (U.S. patent numbers 5,716,785, 5,891,636, and 6,291,170) relate to RNA amplification and gene expression. Two of the patents (U.S. patent numbers 5,807,522 and 6,110,426) relate to methods of fabricating microarrays of biological samples. The complaint seeks a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen’s conduct, as well as our fees, costs, and interest. We further seek triple damages based on Invitrogen’s willful infringement of our patents. On April 2, 2002, Invitrogen filed its answer to our complaint and brought counterclaims against us seeking declaratory judgments that the patents in suit are invalid and not infringed. Invitrogen also pled, but later withdrew, its affirmative defense and counterclaim alleging that U.S. patent number 6,110,426 is unenforceable. On April 25, 2002, we filed our answer denying Invitrogen’s counterclaims. Invitrogen has represented to the Court that its past sales of the eight GeneStorm cDNA clones charged with infringement of U.S. Patent Nos. 5,633,149, 5,637,462, 5,789,198, 5,817,497, 5,840,535, 5,919,686, 5,925,542 and 5,962,263 were not substantial and that it no longer sells these products. On July 2, 2003, the Court entered a stipulated two-month stay of all proceedings in this action. A stipulated two-month stay of all proceedings in this action was lifted on September 2, 2003. On October 2, 2003, this case was reassigned and the final pretrial conference in the case is scheduled for May 3, 2004.

Item 5:	Other Information

Our 2004 Annual Meeting will be held on May 25, 2004 at such place and time as will be set forth in our proxy statement relating to that meeting. A stockholder proposal not included in the proxy statement for our 2004 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of Incyte at our principal executive offices and otherwise complies with the provisions of our Bylaws. To be timely, our Bylaws provide that we must have received the stockholder’s notice not less than 60 days nor more than 90 days prior to the scheduled date of such meeting. However, if notice or prior disclosure of the date of the annual meeting is given or made to stockholders less than 70 days prior to the meeting date, we must receive the stockholder’s notice by the earlier of (i) the close of business on the 10th day after the earlier of the day we mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting. For our 2004 Annual Meeting of Stockholders, stockholders must submit written notice to the Secretary in accordance with the foregoing Bylaw provisions no later than March 26, 2004.

Item 6:	Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit Number		Description of Document

31.1		Rule 13a – 14(a) Certification of Chief Executive Officer

31.2		Rule 13a – 14(a) Certification of the Chief Financial Officer

32.1	*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2	*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

b) Reports on Form 8-K

On July 30, 2003, we filed a Current Report on Form 8-K furnishing under Item 12 our press release relating to our financial results for the quarter ended June 30, 2003.

On September 8, 2003, we filed a Current Report on Form 8-K, under Item 5, announcing we had entered into a collaborative licensing agreement with Pharmasset, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE CORPORATION

Dated: November 13, 2003	By:	/s/ PAUL A. FRIEDMAN

PAUL A. FRIEDMAN Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2003	By:	/s/ DAVID C. HASTINGS

DAVID C. HASTINGS Chief Financial Officer (Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number		Description of Document

31.1		Rule 13a – 14(a) Certification of Chief Executive Officer

31.2		Rule 13a – 14(a) Certification of the Chief Financial Officer

32.1	*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2	*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.