Form 10-K
period 2003-12-31
INCYTE CORP
filed 2004-03-15
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 0-27488

INCYTE CORPORATION

(Formerly known as Incyte Genomics, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	94-3136539
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Experimental Station, Route 141 & Henry Clay Road, Building E336, Wilmington, DE 19880	(302) 498-6700
(Address of principal executives offices)	(Registrant’s telephone number, including area code)

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

The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on the Nasdaq National Market on June 30, 2003) was approximately $247.7 million.

As of February 27, 2004, there were 72,674,246 shares of Common Stock, $.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2004 Annual Meeting of Stockholders to be held on May 25, 2004.

Item 1.    Business

When used in this report, the words “expects,” “believes,” “intends” “anticipates,” “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the development, marketing, manufacturing and commercialization of our compounds and our product candidate; the increase in our drug discovery and development efforts and the increased investment to be made to advance such efforts; the expected timing, progress and other information regarding our preclinical and clinical trials; conducting clinical trials internally; our collaboration and strategic alliance efforts; the potential treatment and application of our compounds; anticipated benefits and disadvantages of entering into collaboration agreements; regulatory approval; the safety, effectiveness and potential benefits of our product candidate and other compounds under development; potential uses for our product candidate and our other compounds; our ability to manage expansion of our drug discovery and development operations; future required expertise relating to clinical trials, manufacturing, sales and marketing and for licenses to technology rights; the receipt of or payments to customers resulting from milestones or royalties; the closure of our Palo Alto location, including related charges, the expected cash impact of these charges and related expense reductions; difficulties resulting from the discontinuation of certain of our information product-related activities, including the amendment, termination or transition of customer contracts; the management of multiple locations; our plans for our BioKnowledge® product; our portfolio of gene and genomics-related technology patents; the successful prosecution of our patent applications and protection of our patents; expected expenses and expenditure levels; expected revenues, revenue decreases and sources of revenues; expected losses; our critical accounting policies and significant judgments and estimates; our profitability; the adequacy of our capital resources; the need to raise additional capital; the costs associated with resolving a matter currently in arbitration and our ongoing patent infringement litigation; our efforts to license patent rights relating to compounds or technologies; our expected uses of net cash; our expectations regarding competition; our long-term investments, including anticipated expenditures, losses and expenses; valuation allowance for deferred tax assets; costs associated with prosecuting, defending and enforcing patent claims and other intellectual property rights; expected utilization of accruals; our ability to obtain, maintain or increase coverage of product liability and other insurance; adequacy of our product liability insurance and our indebtedness. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our ability to market, manufacture and commercialize a drug candidate or product; our ability to obtain additional capital when needed; continuing trends with respect to reduced pharmaceutical and biotechnology research spending; risks relating to the development of new products and their use by us and our potential customers; our ability to in-license a potential drug compound or drug candidate; the cost of accessing, licensing or acquiring potential drug compounds or drug candidates developed by other companies; the risk of significant delays or costs in obtaining regulatory approvals; the ability to obtain regulatory approval; the impact of technological advances and competition; the ability to compete against third parties with greater resources than ours; competition to develop and commercialize similar drug products; the risk of unanticipated delays in research and development efforts; our ability to exit and close facilities upon anticipated timelines; uncertainties relating to the transition of our operations to our Delaware headquarters; our ability to deliver our information related products to our customers effectively; the outcome of our dispute under an existing customer contract; our ability to obtain patent protection for our discoveries and to continue to be effective in expanding our patent coverage; the impact of changing laws on our patent portfolio; developments in and expenses relating to litigation and arbitration; and the results of businesses in which we have made investments, and the matters set forth under the caption “Factors That May Affect Results.”

In the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results,” all references to “Incyte,” “we,” “us” or “our” mean Incyte Corporation and our subsidiaries.

Incyte, LifeSeq, ZooSeq and BioKnowledge are our registered trademarks. We also refer to trademarks of other corporations and organizations in this annual report on Form 10-K.

Overview

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is focused on the discovery and development of novel, small molecule drugs to treat major medical conditions, including infection with the human immunodeficiency virus, or HIV, inflammatory disorders, cancer and diabetes. We have assembled a team of scientists with core competencies in the areas of medicinal chemistry, and molecular, cellular and in vivo biology.

Our most advanced product candidate, Reverset®, is a nucleoside analog reverse transcriptase inhibitor, or NRTI, that is being developed as a once-a day oral therapy for use in combination with other antiviral drugs for patients with HIV infections. Reverset is currently in Phase II clinical trials to treat patients infected with HIV. In a Phase II trial of HIV infected patients who had never undergone previous treatment, Reverset demonstrated potent activity against HIV and was well tolerated during the 10-day trial period. Laboratory data also suggest that Reverset has the potential to treat viruses resistant to other NRTIs.

In addition to our Reverset development program, we have four internally-generated drug discovery programs underway. The most advanced of these programs is focused on developing antagonists to a key receptor involved in inflammation called the CCR2 receptor. A lead candidate from this program has been identified and is expected to enter clinical trials in the first half of 2004. We believe that CCR2 receptor antagonists may represent a new class of compounds to treat various inflammatory diseases, including but not limited to rheumatoid arthritis and multiple sclerosis, and possibly atherosclerosis and neuropathic pain. Our next most-advanced program involves novel protease inhibitors that we believe may have application in the treatment of breast cancer and other tumor types. A lead compound has been selected and is expected to enter clinical trials late in 2004. Earlier stage programs have generated other compounds with potential for applications in diabetes and cancer.

For the past several years, Incyte has been a leader in the development and provision of genomic and proteomic information products. However, in response to the decreasing commercial potential of this area of business, Incyte made the decision in February 2004 to close our Palo Alto headquarters and to discontinue further development of the information products produced at that facility. The genomic and proteomic-information related assets remaining within Incyte after this restructuring are our extensive gene-related intellectual property portfolio and our BioKnowledge Library, or BKL product line, produced by our Proteome facility based in Beverly, Massachusetts.

Clinical Pipeline

Reverset—In September 2003, we signed a collaborative licensing agreement with Pharmasset, Ltd., or Pharmasset, to further develop and commercialize Reverset, a nucleoside analog reverse transcriptase inhibitor which shows potential in the treatment of HIV-infection. Reverset is currently being developed as a once-a-day oral therapy for the treatment of HIV-infection. Enzymes known as reverse transcriptases are responsible for replication of genetic material in retroviruses such as HIV. Inhibiting the activity of these enzymes remains the cornerstone of treatment for patients infected with HIV.

In 1981, acquired immune deficiency syndrome (AIDS) was identified as a disease that severely compromised the human immune system. In 1983, it was reported that the cause of AIDS was determined to be the human immunodeficiency virus, commonly referred to as HIV. For the last 15 years, the advent of potent antiretroviral therapies and the introduction of triple combination therapy have markedly reduced morbidity and mortality for HIV-infected patients in developed countries. Unfortunately, many patients do not achieve optimal results with existing therapies, and approximately 85% of patients experiencing treatment develop drug resistance. As a result, there is a clear medical need for new HIV treatments.

On February 11, 2004, Dr. Robert Murphy, our clinical trial investigator, presented results from our Phase II Reverset trial, which we refer to as RVT-202, at the 11th Conference on Retroviruses and Opportunistic Infections. In this trial, we treated HIV-infected patients with Reverset administered once-daily as the only therapy. The patients in this trial were treatment-naïve, meaning they had not previously received anti-HIV medication. In this trial, we tested three different doses of Reverset: 50mg, 100mg and 200mg. We included 10 patients in each dose cohort, eight of whom received Reverset and two of whom received a placebo. After 10 days of treatment, patients treated with Reverset achieved on average a viral load reduction of 1.67 log 10 in the 50mg dose cohort, 1.74 log 10 in the 100mg dose cohort and 1.77 log 10 in the 200mg dose cohort. These reductions indicate that the amount of HIV in the patient’s blood was reduced by approximately 98%. Reverset was well tolerated during the 10-day trial period and patients treated with Reverset in the trial experienced no serious drug-related adverse events. Blood levels of Reverset observed in the trials exceeded the concentrations needed to suppress replication of HIV containing key resistance mutations in laboratory experiments but until we have clinical results in patients infected with these resistant viruses we cannot be certain that Reverset will be effective in their treatment.

We intend to initiate a 180-patient Phase II trial for treatment-experienced HIV-infected patients in the first half of 2004.

Under our agreement with Pharmasset, we paid Pharmasset an upfront payment of $6.3 million and are required to pay future performance milestone payments and future royalties on net sales in exchange for exclusive rights in the United States, Europe and certain other markets to develop, manufacture and market Reverset. Pharmasset will retain marketing and commercialization rights in certain territories, including South America, Mexico, Africa, the Middle East, Korea and China.

CCR2 Receptor Antagonist Program—Chemokines are proteins, secreted at sites of injury or inflammation, that attract and activate leukocytes, or white blood cells, such as monocytes. CCR2 is a key chemokine receptor found on monocytes that controls their migration into sites of inflammation, where they differentiate into tissue scavenger cells known as macrophages. Although, in their normal role, macrophages scavenge foreign organisms or injured tissues, excessive or inappropriately triggered macrophage activity can cause damage to tissues and provoke a chronic inflammatory response. For example, in rheumatoid arthritis, macrophages secrete proinflammatory molecules such as chemokines and cytokines, perpetuating the inflammatory response, and also produce molecules directly toxic to tissues including proteases that degrade cartilage and contribute to joint destruction. CCR2 receptor antagonists may thus substantially reduce tissue damage and limit the degree of the inflammatory process in rheumatoid arthritis and other inflammatory disorders, including multiple sclerosis and atherosclerosis, by blocking the migration and recruitment of macrophages. We have identified a series of orally-available CCR2 compounds.

We currently expect to initiate clinical testing of the most advanced of these compounds in the first half of 2004.

Protease Inhibitor Program—As the fundamental biology of cancer has been explored at the molecular level, new therapeutics are emerging that distinguish themselves from the classic, relatively non-selective, cytotoxic agents. These new therapies are targeted specifically to pathways or proteins that are more critical for the growth of tumor cells than for the growth of normal cells, thereby having the potential to providing a greater therapeutic index, both when used alone and in combination with cytotoxic agents. Currently approved targeted therapeutics of this type, including Gleevec®, have proven to be of value in the treatment of certain important tumor types.

The signaling pathways that utilize the receptors and ligands of the epidermal growth factor receptor (EGFR) family play a key role in the growth and survival of multiple tumor types, including breast, colorectal, and non-small cell lung cancers. There are multiple forms of both the receptors (for example, Her-1 and Her-2) and the corresponding ligands (such as EGF and TGFalpha). Reduction in the signaling of one of these pathways by antibodies that bind to a specific EGFR-family receptor (Her-2), interfering with ligand-induced activation, has shown efficacy in certain breast cancers. An alternative approach to interfere with EGFR signaling is through the administration of a tyrosine kinase inhibitor such as Iressa, which has shown efficacy in non-small cell lung cancer.

We have identified a third way to inhibit EGFR signaling pathways, which we believe may be both complementary with the two approaches described above and possibly more broadly effective. EGFR family ligands must be cleaved from larger, cell-attached proteins in order to be released in their soluble active form. EGFR family receptors are also subject to cleavage, which in this case results in a constantly activated receptor that does not require the presence of the corresponding ligand for signaling. We have identified a protease whose action appears to contribute to the growth and mestastasis of breast cancer and possibly other cancers. Proteases are enzymes that catalyze the splitting of proteins into smaller peptide fractions and amino acids. Inhibition of this protease, referred to as sheddase, could thus interfere with signaling in a considerable range of tumor types which use EGFR family signaling. We have identified novel, potent, and orally available small-molecule inhibitors of sheddase that show efficacy in animal tumor models as single agents. We have progressed one of these compounds into preclinical development.

Protein Phosphatase Inhibitor Program—Phosphatases are enzymes that play a critical role in various cellular signaling pathways, acting like on/off switches to control protein activity. We have identified a series of small-molecule phosphatase inhibitors that may reduce insulin resistance. As a result, these inhibitors have the potential to be useful in the treatment of diabetes and obesity.

In addition to the drug discovery programs described above, we have a number of earlier-stage discovery efforts in areas such as cancer and diabetes. We also have contractual rights under a prior collaboration agreement with Johnson & Johnson related to the development of orally active small molecule insulin sensitizers that may be useful in the treatment of diabetes. Johnson & Johnson is responsible for the preclinical and clinical development of these compounds. We are entitled to receive milestone payments if these compounds progress through development and are also entitled to receive royalties if the compounds progress onto the market. Johnson & Johnson has the right to terminate this agreement upon 90 days notice to us.

Background on Incyte’s Transition into Small-Molecule Drug Discovery and Development

We were founded in 1991 and initially focused on proteins and protein therapeutics. Over the years, we gained significant expertise in DNA sequencing, which led to the development of our proprietary genomic information databases and genomic services and a portfolio of patents covering genes and proteins. We marketed and sold access to our databases to pharmaceutical and biotechnology companies and academic institutions and licensed our intellectual property portfolio to our database subscribers. However, in recent years, consolidation within the pharmaceutical and biotechnology sectors and a challenging economic environment led to reduced demand for research tools and services. This trend, together with the public availability of genomic information, significantly reduced the market for, and revenues from, our information products.

On February 2, 2004, we announced substantial changes in our information products operations, including the closure of our Palo Alto, California facility and the cessation of development of the information products developed at this facility, as described further below. We intend to continue to offer access to our BKL product line to pharmaceutical and biotechnology companies and academic customers. BKL contains biological information about proteins in humans and key research model organisms, allowing scientists to quickly access information about proteins of interest. This information has been summarized and curated from the scientific literature by experts in relevant biological disciplines.

As a result of the closure of our Palo Alto operations, we estimate that we will record up to $47 million in restructuring and related charges in 2004, including charges related to the closure of our Palo Alto facilities, prior tenant improvements and equipment purchases, a workforce reduction and other items. These charges would be in addition to charges of $11.5 million recorded in the fourth quarter of 2003 in connection with our decision to reduce certain headcount and write-down certain assets related to our genomic information business. We estimate that the cash impact in 2004 from restructuring-related charges is expected to be up to $23 million.

In conjunction with the 2004 restructuring program, we expect to reduce certain annual expenses of up to $50 million, through a combination of decreased spending, job reductions and office consolidations. The restructuring programs will have no impact on our drug discovery and development programs, as we intend to continue to invest in research and development related to these efforts.

Incyte’s Approach To Drug Discovery and Development

In November 2001, we recruited Paul A. Friedman, M.D., the former president of DuPont Pharmaceuticals Research Laboratories, to serve as our Chief Executive Officer and to lead our drug discovery and development efforts. We then began our transition from information products to our current focus on drug discovery and development. With the recruitment of Dr. Brian Metcalf, formerly head of worldwide medicinal chemistry and platform technologies at SmithKline Beecham, and an experienced team of chemists, pharmacologists, and molecular biologists largely drawn from DuPont Pharmaceuticals, we have now assembled a strongly credentialed and experienced drug discovery team, including 136 scientists, equally divided between biologists and chemists. In biology, we have experience in the research areas of inflammation and cancer and our chemists have broad pharmaceutical experience in designing novel small molecule compounds for inflammation, HIV, metabolic diseases and cancer. We have complemented this discovery team with personnel experienced in drug development, particularly with respect to anti-HIV agents, and have entered into a collaborative licensing agreement with Pharmasset for the Phase II anti-HIV agent, Reverset.

We have established a wide breadth of discovery capabilities in-house, including target validation, high-throughput screening, medicinal chemistry, computational chemistry, and pharmacological assessment, and we intend to continue to augment these capabilities through collaborations with academic and contract laboratory resources with specialized expertise. We have integrated our chemistry and biology teams with development experts in the critical areas of drug metabolism, formulation, and toxicology. We believe that early emphasis on these areas is critical to the optimization of lead clinical candidates with the greatest likelihood of success, and that this emphasis may allow us to avoid critical pitfalls related to the safety and efficacy of our compounds in later clinical trials.

We are focused on a limited number of programs, which allows us to apply resources to our selected programs at a level that we believe is competitive with much larger pharmaceutical companies. This level of resource allocation, particularly in the area of chemistry, was key to our early success in the identification of a proprietary CCR2 antagonist clinical candidate. While CCR2 is a well-known target, and there is extensive animal model evidence for its role in disease, a number of companies active in this area have been unsuccessful in synthesizing a novel small molecule compound that could qualify for pharmaceutical development. In contrast, Incyte was able to identify a clinical candidate within twelve months of initiating screening.

The selection of CCR2 as a target is also indicative of Incyte’s strategy of focusing on targets in our areas of in-depth biological expertise, particularly inflammation and cancer. We select targets for which there is extensive animal and laboratory evidence of their importance in disease, such that through the application of our medicinal chemistry capabilities we believe that we have the opportunity to generate novel molecules for further development that have the potential to be the best in their therapeutic class. These targets may either be publicly known, such as CCR2, or identified in-house such as sheddase.

We intend to devote sufficient resources to generate follow-up candidates and multiple chemical series for the programs we pursue. We believe that this strategy should allow us to generate additional opportunities in the event of development failure or, more positively, for the pursuit of multiple indications for compound classes with that potential.

Commercial Strategy

As discussed above, our internal programs are focused on the discovery and development of new therapies to address major medical needs in inflammatory disease, oncology, and diabetes. For some of these programs, such as those in oncology, which tends to be a niche disease area managed by a concentrated, well-defined group of physicians, we may elect to develop our products through to commercialization. For others, such as those that address major primary care markets, we intend to seek marketing alliances with major pharmaceutical companies. Our current plan is to establish these alliances at appropriate value-creation points, which may occur, depending on the compound, at certain points up to the completion of a double-blind, placebo-controlled Phase II clinical trial.

We plan to seek approval for Reverset in the United States with the Food & Drug Administration, or FDA, ourselves, and intend to make a determination based on Reverset’s therapeutic and commercial potential either to commercialize the product on our own, or to form a co-commercialization alliance with another company with an established HIV franchise. We also plan to pursue further clinical stage in-licensing opportunities in the field of HIV which could augment our efforts in this area and accelerate the growth of our pipeline.

For our CCR2 receptor antagonist program, which we believe may have utility in a number of broad therapeutic indications and for which we have a several proprietary compounds, we intend to secure a corporate alliance for commercialization.

Patents and Other Intellectual Property

We regard the protection of patents and other enforceable intellectual property rights that we own or license as critical to our business and competitive position. Accordingly, we rely on patent, trade secret and copyright law, as well as nondisclosure and other contractual arrangements, to protect our intellectual property. We have established a patent portfolio of owned or in-licensed patents and patent applications that cover aspects of all our drug candidates, as well as other patents and patent applications that relate to full-length genes and genomics-related technologies obtained as a result of our high-throughput gene sequencing efforts. The patents and patent applications relating to our drug candidates generally include coverage of use, methods, and composition of matter claims. Our policy is to pursue patent applications on inventions and discoveries we believe that are commercially important to the development and growth of our business. To date, the U.S. Patent and Trademark Office has issued to us over 750 patents, primarily with respect to human full-length genes. These patents expire on dates ranging from 2009 to 2021. We have a large number of established agreements relating to our gene patent portfolio and our genomics-related technology patent portfolio. We are presently receiving royalties and other payments under our genomics-related technology patent agreements. Under our gene patent agreements, we may in the future receive royalties and other payments if and when our partners are successful in their efforts to discover drugs and diagnostics under these agreements. We intend to maximize the value of this portfolio of gene and genomics-related technology patents through continued licensing and other efforts to leverage these assets.

We have obtained some of the patent rights used in our drug discovery and development programs, such as our Reverset program, through exclusive licenses with others. We intend to seek to license additional patent rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay milestone payments and royalties on sales of future products.

Under the terms of our collaborative license agreement relating to Reverset, Pharmasset granted us exclusive rights under its patent rights in the United States, Europe, and certain other markets to develop, manufacture and market Reverset. The patent rights that we have exclusively licensed from Pharmasset include three U.S. patents and their related filings in Europe, Canada, Australia and Japan that Pharmasset has exclusively licensed from Emory University, which expire between 2016 and 2017. One or more of these patents may qualify for a patent term extension to partially compensate for time spent in clinical review by the FDA or corresponding foreign agencies. The licensed U.S. patents and patent applications include coverage of uses of Reverset, methods of making Reverset and methods of dosing of Reverset.

We intend to aggressively prosecute our patent applications and enforce and defend our patents and otherwise enforce and defend our proprietary technology. Although we believe our rights under patents and patent applications provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may not be able to develop patentable products or processes, and may not be able to obtain patents from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Any patent or other intellectual property rights that we own or obtain may be circumvented, challenged or invalidated by our competitors.

Competition

Our drug discovery and development activities face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Our major competitors include fully integrated pharmaceutical companies that have extensive drug discovery efforts and are developing novel small molecule pharmaceuticals. We face significant competition from organizations that are pursuing pharmaceuticals that are competitive with our potential products. With respect to NRTIs, several companies are already marketing various NRTIs, including GlaxoSmithKline, Hoffman-La Roche, Gilead Sciences, and Bristol Myers Squibb.

Many of these companies and institutions, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in:

•	drug discovery;

•	developing products;

•	undertaking pre-clinical testing and clinical trials;

•	obtaining FDA and other regulatory approvals of products; and

•	manufacturing, marketing, distributing and selling products.

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before we do. If we commence commercial product sales, we will be competing against companies with greater manufacturing, marketing, distributing and selling capabilities, areas in which we have limited or no experience.

In addition, any drug candidate that we successfully develop may compete with existing therapies that have long histories of safe and effective use. Competition may also arise from:

•	other drug development technologies and methods of preventing or reducing the incidence of disease;

•	new small molecules; or

•	other classes of therapeutic agents.

Developments by others may render our drug candidates obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to proprietary technology. These competitors, either alone or with their collaborative partners, may succeed in developing products that are more effective than ours.

Our ability to compete successfully will depend, in part, on our ability to:

•	develop proprietary products;

•	develop and maintain products that reach the market first, are technologically superior to and/or are of lower cost than other products in the market;

•	attract and retain scientific and product development personnel;

•	obtain patent or other proprietary protection for our products and technologies;

•	obtain required regulatory approvals; and

•	manufacture, market, distribute and sell any products that we develop.

In a number of countries, including in particular, developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs for HIV infection available at a low cost. In some cases, governmental authorities have indicated that where pharmaceutical companies do not do so, their patents might not be enforceable to prevent generic competition. Some major pharmaceutical companies have greatly reduced prices for HIV drugs in certain developing countries. If certain countries do not permit enforcement of our patents, sales of Reverset in those countries, and in other countries by importation from low-price countries, could be reduced by generic competition or by parallel importation of our product. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of Reverset in those countries, thereby reducing our Reverset sales, or we could respond to governmental concerns by reducing prices for Reverset. In all of these situations, our results of operations could be adversely affected.

In addition, our BioKnowledge Library product line faces competition from commercial and government database providers that may have substantially greater development, financial, and commercialization resources than ourselves.

Government Regulation

Our related ongoing research and development activities and any manufacturing and marketing of our potential small molecule products to treat major medical conditions are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the United States Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of these products. None of our drug candidates has, to date, been submitted for approval for sale in the United States or any foreign market. The regulatory review and approval process, which includes pre-clinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive pre-clinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate’s safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations in humans, we must submit to, and receive approval from, the FDA of an investigational new drug, or IND application. We expect to rely on some of our collaborative partners to file IND applications and to generally direct the regulatory approval process for some of our products. The steps required before a drug may be marketed in the United States include:

•	preclinical laboratory tests, animal studies and formulation studies;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;

•	adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication;

•	submission to the FDA of a new drug application, or NDA, which must become effective before marketing can commence;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices; and

•	FDA review and approval of the NDA.

Similar requirements exist within many foreign agencies as well. The time required to satisfy FDA requirements or similar requirements of foreign regulatory agencies may vary substantially based on the type, complexity and novelty of the product or the targeted disease.

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In the latter case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND and each trial must be reviewed and approved by an independent ethics committee or Institutional Review Board before it can begin.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase I usually involves the initial introduction of the investigational drug into healthy volunteers to evaluate its safety, dosage tolerance, absorption, metabolism, distribution and excretion, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to:

•	evaluate dosage tolerance and optimal dosage;

•	identify possible adverse effects and safety risks; and

•	evaluate and gain preliminary evidence of the efficacy of the drug for specific indications.

Phase III trials usually further evaluate clinical efficacy and safety by testing the drug in its final form in an expanded patient population, providing statistical evidence of efficacy and safety and providing an adequate basis for physician labeling. We cannot guarantee that phase I, phase II or phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Additional testing (phase IV) may be conducted after FDA approval for marketing is granted and would be designed to evaluate alternative utilizations of drug products prior to their being marketed for such additional utilizations as well as to test for complications resulting from long term exposure not revealed in earlier clinical testing. Phase IV testing is often similar to phase II evaluation of efficacy, testing using a carefully selected clinical population.

Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practices. Clinical testing must be conducted under FDA oversight. Before receiving FDA clearance to market a product, we must demonstrate that the product is safe and effective for the patient population that will be treated. If regulatory clearance of a product is granted, this clearance will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical studies. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, clearance may entail ongoing requirements for post-marketing studies. Even if this regulatory clearance is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on this product, manufacturer or facility, including costly recalls or withdrawal of the product from the market.

The length of time and related costs necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or cause the costs of these trials to increase, include:

•	slow patient enrollment due to the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study, competition with clinical trials for other drug candidates or other factors;

•	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials;

•	delays in approvals from a study site’s institutional review board;

•	longer than anticipated treatment time required to demonstrate effectiveness or determine the appropriate product dose;

•	lack of sufficient supplies of the drug candidate for use in trials;

•	adverse medical events or side effects in treated patients; and

•	lack of effectiveness of the drug candidate being tested.

Any drug is likely to produce some toxicities or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for sufficiently long periods of time. Unacceptable toxicities or side effects may occur at any dose level, and at any time in the course of animal studies designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or in clinical trials of our potential products. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates, and could ultimately prevent their marketing clearance by the FDA or foreign regulatory authorities for any or all targeted indications.

The FDA’s fast track program is intended to facilitate the development and expedite the review of drug candidates intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for these conditions. Under this program, the FDA can, for example, review portions of an NDA for a fast track product before the entire application is complete, thus potentially beginning the review process at an earlier time. Our lead program, Reverset for the treatment of HIV, may be eligible for fast track designation, and we may seek to have some of our current or future drug candidates designated as fast track products, with the goal of reducing the development and review time.

We cannot guarantee that the FDA will grant any of our requests for fast track designation, that any fast track designation would affect the time of review or that the FDA will approve the NDA submitted for any of our drug candidates, whether or not fast track designation is granted. Additionally, FDA approval of a fast track product can include restrictions on the product’s use or distribution (such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or experience). Approval of fast track products can be conditioned on additional clinical studies after approval.

FDA procedures also provide for priority review of NDAs submitted for drugs that, compared to currently marketed products, offer a significant improvement in the treatment, diagnosis or prevention of a disease. The FDA seeks to review NDAs that are granted priority status more quickly than NDAs given standard status. The FDA’s stated policy is to act on 90% of priority NDAs within six months of receipt. Although the FDA historically has not met these goals, the agency has made significant improvements in the timeliness of the review process. We anticipate seeking priority review of Reverset, and may do so with regard to some of our other current or future drug candidates. We cannot guarantee that the FDA will grant priority review status in any instance, that priority review status would affect the actual time of review or that the FDA will ultimately approve the NDA submitted for any of our drug candidates, whether or not priority review status is granted.

We and any of our contract manufacturers are also required to comply with applicable FDA current good manufacturing practice regulations. Good manufacturing practices include requirements relating to quality control and quality assurance as well as to corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities, whether our own or our contract manufacturers, must be approved before we can use them in commercial manufacturing of our related products. We or our contract manufacturers may not be able to comply with applicable good manufacturing practices and FDA or other regulatory requirements. If we or our contract manufacturers fail to comply, we or our contract manufacturers may be subject to legal or regulatory action, such as suspension of manufacturing, seizure of product, or voluntary recall of product. Furthermore, continued compliance with applicable good manufacturing practices will require continual expenditure of time, money and effort on the part of us or our contract manufacturers in the areas of production and quality control and record keeping and reporting, in order to ensure full compliance.

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, regional registration procedures are available to companies wishing to market a product in more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization may be granted. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above.

Human Resources

As of December 31, 2003, we had 454 employees, including 240 in research and development (including patent legal personnel), 68 in sequencing and reagent production, 27 in bioinformatics, and 119 in marketing, sales, business development, finance, operations support and administrative positions. Assuming no significant employee attrition in our other facilities and replacement of certain headcount related to headquarters functions, we expect our headcount, following the restructuring announced on February 2, 2004, will be approximately 217 employees. This post-restructuring headcount number includes approximately 146 employees in research and development in Delaware, approximately 36 employees in business development, finance, operations support and administrative positions in Delaware, and approximately 35 employees in our office in Beverly, Massachusetts. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Research and Development

Since our inception, we have made substantial investments in research and technology development. During 2003, 2002, and 2001, we incurred research and development expenditures of $116.2 million, $152.4 million and $213.3 million, respectively. During 2003, 2002 and 2001, we also incurred expenses related to purchased in-process research and development of $34.0 million, $0 million and $0 million, respectively.

Available Information

Our website is located at www.incyte.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. Our website and the information contained therein or connected thereto is not intended to be incorporated into this Annual Report on Form 10-K.

Item 2.    Properties

Our corporate headquarters is in Wilmington, Delaware which is where our drug discovery and development operations are also located. We also have an office in Beverly, Massachusetts. In addition to our leases for these operating facilities, we had lease agreements as of December 31, 2003 for facilities that were closed or are in the process of being closed as a part of the restructurings in Palo Alto and San Diego, California and Cambridge, England. As of December 31, 2003, we had multiple sublease and lease agreements covering approximately 370,000 square feet that expire on various dates ranging from February 2004 to March 2011. Of the approximately 370,000 square feet leased, approximately 265,000 square feet are currently occupied and 105,000 square feet relate to vacated space. Following the restructuring announced on February 2, 2004, we will have lease agreements covering approximately 342,000 square feet, of which 107,000 square feet will be utilized and 235,000 square feet will be related to vacated space. We believe that our current facilities are adequate to support our current and anticipated near-term operations, and we further believe that we can obtain any additional space that we may need in the future on commercially reasonable terms.

Item 3.    Legal Proceedings

Invitrogen Corporation

In October 2001, Invitrogen Corporation (“Invitrogen”) filed an action against us in federal court, alleging infringement of three patents. The complaint seeks unspecified money damages and injunctive relief. In November 2001, we filed our answer to Invitrogen’s patent infringement claims, and asserted seven counterclaims against Invitrogen, seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches and patent misuse. We are also seeking our fees, costs and expenses. Invitrogen filed its answer to our counterclaims in January 2002. In February 2003, we added a counterclaim for unfair business practices. On February 9, 2004, the Court ordered a stay of all proceedings pending disposition of the appeal in a related case of a judgment invalidating the same patents that are asserted in this case.

Our defenses against the suit brought by Invitrogen may be unsuccessful. At this time, we cannot reasonably estimate the possible range of any loss or damages resulting from this suit due to uncertainty regarding the ultimate outcome. If the case goes forward, we expect that the Invitrogen litigation will result in future legal and other costs to us, regardless of the outcome, which could be substantial.

In November 2001, we filed a complaint against Invitrogen in federal court alleging infringement of some of our patents. Our complaint sought a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen’s conduct, as well as our fees, costs and interest. We further sought triple damages from the infringement claim based on Invitrogen’s willful infringement of our patents. In January 2004, we reached an agreement to settle our suit against Invitrogen, with Invitrogen entering into a license agreement with us. On February 9, 2004, the Court ordered dismissal of the case.

Iconix Pharmaceuticals, Inc.

In May 2001, we entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. (“Iconix”). Pursuant to the terms of the Agreement, the parties agreed to collaborate on the development and commercialization of a chemical genomic database (the “Database”), currently called DrugMatrix®. The Database was to be designed by Iconix to contain data, information and annotations related to gene expression, chemicals, pharmacology and toxicology, and related informatics tools and software. On November 10, 2003, Iconix filed a demand for arbitration against us. Based upon pre-arbitration correspondence from Iconix, we believe Iconix is alleging that we are obligated to make payments to it in the aggregate amount of $28.25 million through the remainder of the contract term ending through 2009. We believe that Iconix’s interpretation of the parties’ contract with respect to these payments is erroneous and that these payments are not owed. In addition, we have asserted counterclaims related to Iconix’s nonperformance of certain of its contractual obligations to us.

There can be no assurance as to the ultimate outcome of any such arbitration and at this time, we cannot predict the financial impact to us of the results of the arbitration.

Regardless of the outcome, we could incur substantial costs and diversion of management time as a result of the arbitration.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

Our executive officers are as follows:

Paul A. Friedman, M.D., age 61, joined Incyte as the Chief Executive Officer and a Director in November 2001. From 1998 until October 2001, Dr. Friedman served as President of DuPont Pharmaceuticals Research Laboratories, a wholly owned subsidiary of DuPont Pharmaceuticals Company (formerly The DuPont Merck Pharmaceutical Company), from 1994 to 1998 he served as President of Research and Development of The DuPont Merck Pharmaceutical Company, and from 1991 to 1994 he served as Senior Vice President at Merck Research Laboratories. Prior to his work at Merck and DuPont, Dr. Friedman was an Associate Professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a Diplomat of the American Board of Internal Medicine, Member of the American Society of Pharmacology and Experimental Therapeutics, Member of the American Society of Clinical Investigation and a Member of the American Society of Biological Chemists. He received his A.B. in Biology from Princeton University and his M.D. from Harvard Medical School.

David C. Hastings, age 42, has served as Executive Vice President and Chief Financial Officer since October 2003. From February 2000 to September 2003, Mr. Hastings served as Vice President, Chief Financial Officer, and Treasurer of ArQule, Inc. Prior to his employment with ArQule, Mr. Hastings was Vice President and Corporate Controller at Genzyme, Inc., where he was responsible for the management of the finance department. Prior to his employment with Genzyme, Mr. Hastings was the Director of Finance at Sepracor, Inc., where he was primarily responsible for Sepracor’s internal and external reporting. Mr. Hastings is a Certified Public Accountant and received his B.A. in Economics at the University of Vermont.

John A. Keller, Ph.D., age 39, has served as Executive Vice President and Chief Business Officer since September 2003. From January 2001 to September 2003, Dr. Keller served as Vice President, Business Development at GlaxoSmithKline. From February 1987 to January 2001, Dr. Keller held a range of positions at SmithKline Beckman and SmithKline Beecham, in areas encompassing discovery research, project management, R&D strategy, alliance management and business development. Dr. Keller received his B.A. from Johns Hopkins University and his Ph.D. in Microbiology from Rutgers University. Dr. Keller is also a director of diaDexus, Inc., and holds such position on behalf of Incyte.

Kenneth P. Jacobsen, Ph.D., age 52, has served as Executive Vice President, Information Sciences, of Incyte since February 2003. Dr. Jacobsen joined the company in June 2001 as Senior Vice President of Information Sciences. Prior to joining the company, Dr. Jacobsen served as a Vice President at Silicon Graphics Inc. from December 1993 through June 2001. Previously, Dr. Jacobsen held positions with Maspar Computer Corporation, Cydrome Computer Corporation, and Earl and Wright Consultants, a division of SEDCO Corporation. Dr. Jacobsen received his B.Sc. degree in Astrophysics from the California Institute of Technology, and his Ph.D. in Ocean Engineering from the University of California at Berkeley.

Brian W. Metcalf, Ph.D., age 58, has served as Executive Vice President and Chief Drug Discovery Scientist since February 2002. From March 2000 to February 2002, Dr. Metcalf served as Senior Vice President and Chief Scientific Officer of Kosan Biosciences Incorporated. From December 1983 to March 2000, Dr. Metcalf held a number of executive management positions with SmithKline Beecham, most recently as Senior Vice President,

Discovery Chemistry and Platform Technologies. Prior to joining SmithKline Beecham, Dr. Metcalf held positions with Merrell Research Center from 1973 to 1983. Dr. Metcalf received his B.S. and Ph.D. in Organic Chemistry from the University of Western Australia. Dr. Metcalf is also a director of Argonaut Technologies, Inc.

Patricia A. Schreck, age 50, joined Incyte as our Executive Vice President and General Counsel in December 2003. Prior to joining Incyte, Ms. Schreck was Chief Patent Counsel at Elan Drug Delivery, Inc. Previously, she served as General Counsel for Genomics Collaborative, Inc. and diaDexus, Inc. (a SmithKline Beecham & Incyte joint venture). From 1992 through 1998, Ms. Schreck held a variety of senior patent and corporate legal positions at SmithKline Beecham. Ms. Schreck holds a B.A. in Chemistry and Biology from the University of Colorado and a J.D. from Villanova University School of Law. Ms. Schreck is admitted to practice before the United States Patent bar.

Paula Swain, age 46, has served as an Executive Vice President, Human Resources, of Incyte since August 2002 and joined the company as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol Meyers Squibb from October 2001 to January 2002, after they acquired DuPont Pharmaceuticals. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals Company. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock, par value $.001, is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “INCY.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on Nasdaq as reported in its consolidated transaction reporting system.

	High	Low
2002
First Quarter	$20.45	$10.45
Second Quarter	11.98	5.80
Third Quarter	7.47	3.80
Fourth Quarter	6.03	2.88

2003
First Quarter	$5.51	$2.70
Second Quarter	6.50	2.65
Third Quarter	6.37	3.31
Fourth Quarter	7.27	4.10

As of December 31, 2003, our Common Stock was held by 422 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Item 6.    Selected Consolidated Financial Data

Selected Consolidated Financial Data

(in thousands, except per share data)

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Revenues	$47,092	$101,612	$219,263	$194,167	$156,962
Costs and expenses:
Research and development	116,245	152,373	213,336	192,556	146,833
Selling, general and administrative	30,325	47,147	70,626	64,201	37,235
Loss on sale of assets	—	313	5,777	—	—
Purchased in-process research and development	33,952	—	—	—	—
Other expenses(1)	15,866	37,331	130,372	—	—

Total costs and expenses	196,388	237,164	420,111	256,757	184,068
Loss from operations	(149,296)	(135,552)	(200,848)	(62,590)	(27,106)
Interest and other income (expense), net	(7,986)	9,434	23,453	41,735	5,485
Interest expense	(9,561)	(9,802)	(10,128)	(10,529)	(316)
Gain (loss) on certain derivative financial instruments	151	(1,782)	553	—	—
Gain on repurchase of convertible subordinated notes	706	1,937	2,386	3,137	—
Losses from joint venture	—	—	—	(1,283)	(5,631)

Loss before income taxes and accounting change	(165,986)	(135,765)	(184,584)	(29,530)	(27,568)
Provision (benefit) for income taxes	477	1,120	930	205	(800)

Loss before accounting change	(166,463)	(136,885)	(185,514)	(29,735)	(26,768)
Cumulative effect of accounting change(2)	—	—	2,279	—	—

Net loss	$(166,463)	$(136,885)	$(183,235)	$(29,735)	$(26,768)

Basic and diluted net loss per share	$(2.33)	$(2.03)	$(2.77)	$(0.47)	$(0.48)

Number of shares used in computation of basic and diluted net loss per share	71,369	67,403	66,193	63,211	56,276

	December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities available-for-sale	$293,807	$429,018	$507,903	$582,180	$66,937
Working capital	253,501	381,078	505,113	571,583	58,043
Total assets	379,545	552,139	705,559	886,820	221,934
Non-current portion of capital lease obligations and notes payable	—	—	—	—	194
Convertible subordinated notes	167,786	172,036	179,248	187,814	—
Accumulated deficit	(571,487)	(405,024)	(268,139)	(84,904)	(55,169)
Stockholders’ equity	154,333	302,410	440,203	622,694	170,282

(1)	2003 charges relate to restructuring charges and impairment of a long-lived asset. 2002 charges relate to restructuring charges. 2001 charges include the following: $68.7 million—goodwill and intangibles impairment; $55.6 million—restructuring charges and $6.1 million—impairment of a long-lived asset. See Note 13 of Notes to Consolidated Financial Statements.
(2)	Reflects the adoption of SFAS 133 related to the recording of warrants held in other companies at fair value at the date of adoption.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Overview

Incyte is focused on the discovery and development of novel, small molecule drugs to treat major medical conditions, including the infection with human immunodeficiency virus, or HIV, inflammatory disorders, cancer and diabetes. We are using our expertise in medicinal chemistry, and molecular, cellular and in vivo biology to discover and develop novel drugs. Our most advanced product candidate, Reverset, is a nucleoside analog reverse transcriptase inhibitor, or NRTI, that is being developed as a once-a-day oral therapy for use in combination with other antiviral drugs for patients with HIV infections. Reverset is currently in Phase II clinical trials.

In addition to our Reverset development program, we currently have four internally-generated drug discovery programs underway. The most advanced of these programs is focused on developing antagonists to a key receptor involved in inflammation called the CCR2 receptor, and the lead candidate from this program is expected to enter clinical trials in the first half of 2004. We believe that this class of compounds may have application in the treatment of various inflammatory diseases, including rheumatoid arthritis. We also possess an extensive gene-related intellectual property portfolio and a biological research information product line based in Beverly, Massachusetts.

We were founded and incorporated in Delaware in 1991 and have focused our resources on biotechnology drug discovery and development. We initially focused on proteins and protein therapeutics. Over the years, we evolved to a very early stage research and associated services company generating information associated with target identification and validation. We are now focused on drug discovery and development with particular emphasis for small molecules.

Until 2001, we devoted substantially all of our resources to the development, marketing and sales of genomics technologies and products to the biotechnology and pharmaceutical industries and research and academic institutions to aid in better and faster prevention, diagnosis and treatment of disease. Our products and services included databases, bioreagents, custom sequencing, gene expression, single nucleotide polymorphism, or SNP, discovery, and other services. Over time, we also increased our investments in growing our intellectual property estate to protect our proprietary information as well as our internal and collaborative efforts to identify and validate drug targets.

During 2001, we increased our focus on our internal drug discovery and development programs, and we exited the following activities: microarray products and related services, genomic screening products and services, public domain clone products and related services, contract sequencing services, transgenic products and services and SNP discovery services.

Our information products included databases, intellectual property licensing, funded research and cDNA clones. The fees and the period of access to our database information were negotiated independently with each customer. Fees paid by customers for our information products also generally consisted of non-exclusive or exclusive fees corresponding to patent rights on proprietary genes and proteins. Under our agreements with our database customers, we may also receive future milestone and royalty payments from the development and sale of their products derived from our technology and database information.

In February 2004, we announced that, effective April 2004, we will close our information products research facility and headquarters in Palo Alto, California and move our headquarters to our Wilmington, Delaware pharmaceutical research and development facilities. The closure of the Palo Alto facility will correspond with terminating further development activities around our Palo Alto-based information products, LifeSeq and ZooSeq. Revenues for these products have been declining in recent years due to consolidation within the pharmaceutical and biotechnology sectors as well as a challenging economic environment that led to reduced demand of research tools and services. These trends, together with the public availability of genomic information, significantly reduced the market for, and revenues from, our Palo Alto based information products. However, we will continue to offer pharmaceutical and biotechnology companies and academics our BioKnowledge Library, or BKL, product line. BKL contains biological information about proteins in humans and key research model organisms, which has been summarized and curated from the scientific literature by experts in relevant biological disciplines. We also intend to retain our extensive gene- and genomic technology-related intellectual property portfolio. Through our contractual arrangements with our database customers, we have established a substantial number of licensing arrangements involving elements of this portfolio, and we intend to continue to pursue further licensing agreements and other leveraging opportunities for this asset.

As a result of the closure of our Palo Alto operations, we estimate that we will record up to $47 million in restructuring and related charges in 2004, including charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment purchases, a workforce reduction and other items. These charges would be in addition to charges of $11.5 million recorded in the fourth quarter of 2003 in connection with our earlier decision to reduce certain headcount and write-down certain assets related to our genomic information business. We estimate that the cash impact in 2004 from restructuring related charges is expected to be up to $23 million.

In conjunction with the 2004 restructuring program, we expect to reduce certain annual operating expenses of up to $50 million through a combination of decreased spending, personnel reductions and office consolidations. The restructuring programs will have no impact on our drug discovery and development programs as we intend to continue to invest in research and development related to these efforts. We expect these research and development expenses to continue to increase in 2004 and will partially offset our expected expense reductions from the 2004 restructuring program. We expect our total research and development expense to range from $91 to $95 million in 2004. Of this amount, we expect our drug discovery and development expenses to total approximately $73 million, which do not include any purchased in-processed research and development costs. Also included in our overall research and development expenses are up to $12 million in costs related to our information product line, which primarily includes first quarter 2004 activities and up to $10 million in costs related to our intellectual property and BKL product line.

We anticipate incurring additional losses for several years as we expand our drug discovery and development programs. We also expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. We do not expect to generate revenues from our drug discovery and development efforts for several years, if at all. If we are unable to successfully develop and market pharmaceutical products over the next several years, our business, financial condition and results of operations would be adversely impacted.

Prior Restructurings

During 2001, 2002 and 2003, we reported charges of $130.4 million, $37.3 million and $15.9 million, respectively, relating to restructuring programs and long-lived asset write-downs incurred in the fourth quarter of each year. A discussion of each of our restructuring programs follows:

During 2001, we exited certain product lines and, as a result of exiting these activities, we closed certain of our facilities in Fremont, California, Palo Alto, California, St. Louis, Missouri and Cambridge, United Kingdom. In addition to the product lines exited, we made infrastructure and other personnel reductions at our locations, resulting in an aggregate workforce reduction of approximately 400 employees. A charge for the 2001 restructuring program and impairment of long-lived assets of $130.4 million was recorded in the fourth quarter of 2001 as a result of this change in focus. This charge was comprised of the following items: $68.7 million—goodwill and intangibles impairment; $55.6 million—restructuring charges (including $32.6 million in equipment and other assets impaired) and $6.1 million—impairment of a long-lived asset. Revenues from exited product lines for the years ended 2001 and 2002 were $45.3 million and $3.6 million, respectively. Additional charges for restructuring expenses of $3.4 million and $0.7 million were recorded in 2002 and 2003 respectively, primarily for contract-related settlements, revised impairment estimates for long-lived assets and facilities lease expenses in excess of estimated amounts, offset by the release of other restructuring accruals in excess of actual expenses.

In 2002, we announced plans to reduce our expenditures, primarily in research and development, through a combination of spending reductions, workforce reductions and office consolidations. The expense reduction plan included elimination of approximately 37% of our workforce in Palo Alto, California, Beverly, Massachusetts, and Cambridge, England and consolidation of our office and research facilities in Palo Alto, California. As a result of these actions, we incurred a charge of $33.9 million during the fourth quarter of 2002. In 2003, we recorded an additional charge of $3.7 million related to this restructuring, primarily relating to facilities lease expenses in excess of amounts originally estimated.

In 2003, as a result of a restructuring decision made in the fourth quarter, we incurred an additional charge of $11.5 million. The restructuring plan included elimination of approximately 75 employees at our Palo Alto location and write-down of certain assets related to our genomic information product line.

Acquisition of Maxia

In February 2003, we completed the acquisition of Maxia Pharmaceuticals, Inc. (“Maxia”), a privately-held drug discovery and development company that specialized in small molecule drugs targeting diabetes and other metabolic disorders, cancer, inflammatory diseases and heart disease. We acquired Maxia to create a more advanced and robust pipeline of discovery projects and product candidates and to further our drug discovery and development efforts. The total purchase price was approximately $27.4 million, consisting of Incyte common stock and cash. The purchase price was allocated to the tangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date and to in-process research and development expense. Tangible assets acquired and liabilities assumed consist of cash of $0.5 million, prepaid expenses of $0.4 million, accounts payable of $0.8 million and accrued liabilities of $0.8 million. We recorded a charge of $28.1 million at the time of acquisition for the purchase of in-process research and development expense (“IPRD”) that is presented as a separate component of operating expenses; the valuation represents the estimated fair value of incomplete projects that, at the time of acquisition, had no alternative future use and for which technological feasibility had not been established. Incyte acquired three IPRD compounds that are in stages ranging from discovery to preclinical phases; management has determined that each of these projects would require significant further development, including the receipt of marketing approval by the U.S. Food and Drug Administration (“FDA”) or an equivalent foreign agency, before they would be commercially available.

Pharamasset Collaborative Licensing Agreement

In September 2003, we entered into a collaborative licensing agreement with Pharmasset, Ltd. (“Pharmasset”) to develop and commercialize Reverset, an antiretroviral drug that is currently in Phase II clinical development for the treatment of HIV. Under the terms of the agreement we paid Pharmasset $6.3 million, which we recorded as a charge to purchased in-process research and development expense that is presented as a separate component of operating expenses. In addition to this one-time payment, we also agreed to pay Pharmasset certain future performance milestone payments and future royalties on net sales, in exchange for exclusive rights in the United States, Europe and certain other markets to develop, manufacture and market the drug. Pharmasset will retain marketing and commercialization rights in certain territories, including South America, Mexico, Africa, the Middle East and China.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition

•	Valuation of long-lived assets

•	Accounting for long-term investments

•	Restructuring charges

Revenue Recognition.    Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. In connection with our information products line, we enter into various types of agreements for access to our information databases and use of our intellectual property. In connection with our custom genomics products, which we exited in the fourth quarter of 2001, we also entered into agreements for sales of our custom products and services. Revenues are deferred for fees received before earned or until no further obligations exist. We exercise judgment in determining that collectibility is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the customer’s payment history and on the creditworthiness of the customer.

Revenues from ongoing database agreements are recognized evenly over the access period. Revenues from licenses to our intellectual property are recognized when earned under the terms of the related agreements. Royalty revenues are recognized upon the sale of products or services to third parties by the licensee or other agreed upon terms. We estimate royalty revenues based on previous period royalties received, based on information provided by the third party licensee. We exercise judgment in determining whether the information provided by licensees is sufficiently reliable for us to base our royalty revenue recognition thereon. Revenues from custom products, such as clones and datasets, were recognized upon completion and delivery.

Revenues recognized from multiple element contracts are allocated to each element of the arrangement based on the fair values of the elements. The determination of fair value of each element is based on objective evidence from historical sales of the individual element by us to other customers. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. In accordance with Staff Accounting Bulletin No. 101 (“SAB 101”), when elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. In arrangements with multiple elements, there may be significant judgment in separating the different revenue generating activities and in determining whether each is a separate earnings process.

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”), which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 became effective for revenue arrangements we entered into after June 30, 2003. The application of EITF 00-21 did not have a material impact to our results of operations, financial position or cash flows for the year ended December 31, 2003.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), we perform an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value.

Accounting for Long-Term Investments.    We monitor our investment portfolio for impairment on a periodic basis. As of December 31, 2003, our long-term investments consisted of equity investments in privately-held companies. Many of these companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful. Investments in publicly-traded companies are classified as available-for-sale and are adjusted to their fair value each period based on their traded market price with any adjustments being recorded in other comprehensive income. Investments in privately-held companies are carried at cost. We record an investment impairment charge when we believe that the investment has experienced a decline in value that is other than temporary. The determination of whether an impairment is other than temporary consists of a review of qualitative and quantitative factors by members of senior management. Generally, declines that persist for six months or more are considered other than temporary. We use the best information available in these assessments; however, the information available may be limited. These determinations involve significant management judgment, and actual amounts realized for any specific investment may differ from the recorded values. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional impairment charges.

Restructuring Charges.    The 2003 restructuring charges have been recorded in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The restructuring charges resulting from the 2002 and 2001 restructuring programs have been recorded in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”) and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges (“SAB 100”). Restructuring costs resulting from the Maxia acquisition have been recorded in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The restructuring charges are comprised primarily of costs to exit facilities, reduce our workforce, write-off fixed assets, and pay for outside services incurred in the restructuring. The workforce reduction charge is determined based on the estimated severance and fringe benefit charge for identified employees. In calculating the cost to exit the facilities, we estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, the amount, if any, of sublease receipts and real estate broker fees. This requires us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we perform an assessment of the affected facilities and considered the current market conditions for each site. We also estimate our risk free interest rate in order to discount our projected lease payments in accordance with SFAS 146. Estimates are also used in our calculation of the estimated realizable value on equipment that is being held for sale. These estimates are formed based on recent history of sales of similar equipment and market conditions. Our assumptions on either the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of fixed assets held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. For certain facilities that we have been unable to sublease due to poor real estate market conditions (such as higher than expected vacancy rates and lower sublease rates), we periodically evaluate current available information and adjust our restructuring reserve as necessary. We also make adjustments related to professional fees due to actual amounts being lower than originally estimated. During 2003, such adjustments were made for the 2001 and 2002 restructuring.

Results of Operations

We recorded net losses for the years ended December 31, 2003, 2002 and 2001 of $166.5 million, $136.9 million and $183.2 million, respectively. On a basic and diluted per share basis, net loss was $2.33, $2.03 and $2.77 for the years ended December 31, 2003, 2002 and 2001, respectively.

Revenues

($ in millions)	2003	2002	2001
Information products	$47.1	$98.0	$174.0
Custom genomics	—	3.6	45.3

Total net revenue	$47.1	$101.6	$219.3

Revenues were derived primarily from information products, which included licensing of our intellectual property, and custom genomics products. Information products include database subscriptions, licensing of our intellectual property, and partner programs and represented 100%, 96%, and 79% of total net revenues in 2003, 2002, and 2001, respectively. Custom genomics includes microarray-based gene expression products and services, genomic screening products and services, public domain clone products and related services, contract sequencing and SNP discovery services and represented 0%, 4%, and 21% of total net revenues in 2003, 2002, and 2001, respectively. We announced our exit from our custom genomics product line in the fourth quarter of

2001. The decrease in revenues in 2003 over 2002, and 2002 over 2001, reflects a softening in the market for genomic information; a reduction in research spending by pharmaceutical and biotechnology companies due in part to consolidations within these industries and their efforts to reduce spending; and the accompanying impact on renewals and the price of, and the length of contractual commitment for, our information products. Our database subscription and licensing revenues have been adversely impacted as customers have been more cautious with their spending than in the past.

For the years ended December 31, 2003, 2002, and 2001, revenues from companies considered to be related parties, as defined by FASB Statement No. 57, Related Party Disclosures (“SFAS 57”) were $1.1 million, $1.6 million, and $27.0 million. Our related parties consist of companies in which members of our Board of Directors have invested, either directly or indirectly, or in which a member of our Board of Directors is an officer or holds a seat on the board of directors (other than an Incyte-held Board seat).

Revenues received from agreements in which customers paid with equity or debt instruments in their company were $0 million, $2.4 million and $8.1 million in 2003, 2002, and 2001, respectively. Additionally, revenues received from agreements in which we concurrently invested funds in the customer’s equity securities were $0.8 million, $0.7 million and $14.1 million in 2003, 2002 and 2001, respectively.

Revenues recognized from transactions in which there was originally a concurrent commitment to purchase goods or services from the other party to the transaction for the years ended December 31, 2003, 2002, and 2001 were $3.5 million, $4.0 million and $24.7 million, respectively. No transactions in which we had a concurrent commitment to purchase goods or services from the other party to the transaction were entered into during the year ended December 31, 2003. Of commitments made in prior periods, we expensed $10.8 million, $22.0 million and $18.7 million for the years ended December 31, 2003, 2002, and 2001, respectively.

The above transactions were recorded at fair value in accordance with our revenue recognition policy.

We expect that revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs. We expect that revenues from information products in 2004 will be significantly less than 2003 and will not represent a significant source of cash inflow for us.

Operating Expenses

Total costs and expenses for the years ended December 31, 2003, 2002, and 2001 were $196.4 million, $237.1 million and $420.1 million, respectively. In conjunction with the 2004 restructuring program, we estimate that we will record up to $47 million in restructuring and related charges in 2004, including charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment purchases, a workforce reduction and other items. As a result of the 2004 restructuring program, we expect to reduce certain annual operating expenses by up to $50 million through a combination of decreased spending, personnel reductions and facilities closures. The restructuring programs will have no impact on our drug discovery and development programs as we intend to continue to invest in research and development related to these efforts. We expect these research and development expenses to continue to increase in 2004, and such expenses should partially offset our expected expense reductions from the 2004 restructuring program. We expect our total research and development expenses to range from $91 to $95 million in 2004.

Research and development expenses

($ in millions)	2003	2002	2001
Salary and benefits related	$49.0	$58.9	$85.8
Collaboration and outside services	25.5	37.4	40.6
Occupancy and all other costs	41.7	56.1	86.9

Total research and development expenses	$116.2	$152.4	$213.3

We currently track research and development costs by natural expense line and not costs by project. These costs are exclusive of all charges related to the purchase of in-process research and development projects. The decrease in 2003 from 2002 was primarily the result of expenses eliminated from the restructuring programs, partially offset by increased drug discovery and development expenses. The decrease in 2002 from 2001 was primarily the result of expenses eliminated in the exit of the custom genomics product lines, partially offset by increased drug discovery and development expenses and certain write-offs related to impaired research and development assets.

We expect that research and development expenditures related to drug discovery and development will increase during 2004 and subsequent years due to the continuation and expansion of clinical trials for our small molecule programs, the initiation of trials for other potential indications and additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

Our most advanced clinical development programs are our efforts for Reverset to treat HIV and antagonists to the CCR2 receptor. Currently, we intend to initiate a Phase II human clinical trial for Reverset in the first half of 2004. Our CCR2 antagonist program is currently completing pre-clinical development, and we expect to commence a Phase I clinical trial for this program in the first half of 2004 as well. Many factors can affect the cost and timing of our trials, including inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

Selling, general and administrative expenses

($ in millions)	2003	2002	2001
Salary and benefits related	$19.9	$30.3	$34.8
Outside legal services related to patent infringement litigation	2.8	4.6	14.6
Other contract services and outside costs	7.6	12.2	21.2

Total selling, general and administrative expenses	$30.3	$47.1	$70.6

The decrease in 2003 over 2002 was primarily the result of expenses eliminated from the restructuring programs and decreased legal expenses, partially offset by additional administrative headcount and related costs incurred to support the growth of our drug discovery and development efforts. Regardless of the outcome, we expect our ongoing patent infringement litigation and pending arbitration to result in future costs to us, which could be substantial. The decrease in 2002 over 2001 resulted primarily from the exit of the custom genomics product lines, infrastructure reductions and decreased legal expenses, partially offset by additional administrative headcount and related costs incurred to support the growth of our drug discovery and development efforts.

Loss on sale of assets.    Loss on sales of assets for the years ended December 31, 2003, 2002 and 2001 were $0 million, $0.3 million, and $5.8 million, respectively. The 2002 loss is due to routine disposition of assets in the normal course of business. The loss in 2001 resulted from the divestiture of the transgenics product line and the sale of certain of those assets.

Purchased in-process research and development.    Purchased in-process research and development expenses for the year ended December 31, 2003 of $34.0 million consisted of $27.7 million for the acquisition of Maxia and $6.3 million related to a collaborative license agreement with Pharmasset.

Other expenses.    Other expenses for the years ended December 31, 2003, 2002 and 2001 were $15.9 million, $37.3 million, and $130.4 million, respectively, and represent charges recorded in connection with restructuring and long-lived asset impairments. In 2003, these expenses consisted of $5.0 million in workforce reduction, $1.9 million in equipment and other asset write-offs, $4.7 million in impairment of capitalized software, $0.7 million related to an increase in the 2001 restructuring accrual and $3.6 million related to an increase in the 2002 restructuring accrual. In 2002, these expenses consisted of $7.3 million in workforce reduction, $8.6 million in equipment and other asset write-offs, $18.0 million in lease commitments and other accruals related to the restructuring announced in the fourth quarter of 2002, and $3.4 million related to the increase in the 2001 restructuring charges. In 2001, these expenses, of which $109.4 million were non-cash charges, were comprised of the following items related to the restructuring in the fourth quarter of 2001: $68.7 million—goodwill and intangibles impairment and $55.6 million—nonrecurring restructuring charges and $6.1 million—impairment of long-lived asset.

Other income (expense)

Interest and Other Income (Expense), Net.    Interest and other income (expense), net, for the years ended December 31, 2003, 2002, and 2001, was $(8.0) million, $9.4 million and $23.4 million, respectively. The decrease in 2003 from 2002 was primarily due to $18.0 million of long-term investment impairment charges, a decrease in cash invested and lower interest rates in 2003, partially offset by a $0.8 million long-term investment gain in 2003 and interest and premium earned on the conversion of a note held in another company in 2002. The decrease in 2002 from 2001 was primarily due to a decrease in cash invested and lower interest rates in 2002, and long-term investment impairment charges deemed to be other than temporary, totaling $9.7 million in 2002, which were lower than 2001 impairment charges.

Interest Expense.    Interest expense for the years ended December 31, 2003, 2002, and 2001 was $9.6 million, $9.8 million and $10.1 million, respectively. The decrease in 2003 from 2002 was primarily due to the timing impact of the early retirement of $3.8 million and $6.7 million face value of our convertible subordinated notes in 2003 and 2002, respectively. The decrease in 2002 from 2001 resulted primarily from the timing impact of the early retirement of $6.7 million and $8.0 million face value of our convertible subordinated notes in 2002 and 2001, respectively.

Gain (Loss) on Certain Derivative Financial Instruments.    Gain on certain derivative financial instruments for the years ended December 31, 2003 and 2001 of $0.2 million and $0.6 million, respectively, and loss on certain derivative financial instruments for the year ended December 31, 2002 of $1.8 million represents the change in fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No 133 Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”). Gain or loss on derivative financial instruments may fluctuate in any given period based upon current market conditions and is recognized during the period of change.

Gain on Repurchase of Convertible Subordinated Notes.    In 2003, 2002, and 2001, we repurchased $3.8 million, $6.7 million and $8.0 million face value of our 5.5% convertible subordinated notes due 2007 on the open market, respectively. The repurchase resulted in a gain of $0.7 million, $1.9 million and $2.4 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Provision for Income Taxes. Due to our net loss in 2003, 2002, and 2001, we had a minimal effective annual income tax rate. The provisions for income taxes for 2003, 2002, and 2001 are primarily attributable to foreign withholding taxes.

Recent Accounting Pronouncements

In August 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additionally, SFAS 146 establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our results of operations, financial position or cash flows.

In November 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 became effective for revenue arrangements we entered into after June 30, 2003. The application of EITF 00-21 did not have a material impact to our results of operations, financial position or cash flows for the year ended December 31, 2003.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require more prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting (“APB 28”) to require disclosure about the net income effects in interim financial information. The provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have any impact to our results of operations, financial position or cash flows as our adoption of this standard involved disclosures only. The disclosure provisions of this statement have been included in our notes to consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to December 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. We will adopt this interpretation in the first quarter of fiscal year 2004. We do not believe that the adoption of FIN 46 will have a material effect on our results of operations, financial position or cash flows.

In April 2003, the FASB issued Statement No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, (“SFAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our results of operations, financial position or cash flows.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, many of which were previously classified as equity, as a liability. SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on our results of operations, financial position or cash flows.

Liquidity and Capital Resources

As of December 31, 2003, we had $293.8 million in cash, cash equivalents and marketable securities, compared to $429.0 million as of December 31, 2002. We have historically financed our operations primarily through the sale of equity securities, the issuance of convertible subordinated notes and cash received from our customers. We have classified all of our marketable securities as short-term, as we may choose not to hold our marketable securities until maturity. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $118.3 million, $58.3 million and $47.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. The change in net cash used in 2003 as compared to 2002 was primarily due to the increase in net loss in 2003, adjusted for non-cash items such as purchased in-process research and development expense, impairment of long-term investments, and depreciation and amortization. The increase in net loss in 2003 was primarily due to a decrease in revenues and interest and other income (expense), net. The net change in cash used in 2003 as compared to 2002 was also due to a decrease in cash provided from accounts receivable related to a decrease in sales and an increase in collection efforts, and higher cash usage for accrued and other current liabilities due to the timing of payments made. Our negative cash flows from operating activities in 2003 was primarily the result of a decrease in revenues due to the softening of the genomic information products market and the related decrease in cash provided by the sale of our information products, including licensing of intellectual property. The change in net cash used in 2002 as compared to 2001 was primarily due to the increase in net loss in 2002, adjusted for non-cash items such as restructuring charges and impairment of long-lived assets, as well as the decrease in accrued and other liabilities and deferred revenue, offset by higher cash provided by the decrease in accounts receivable in 2002 as compared to 2001.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments. Capital expenditures for the years ended December 31, 2003, 2002, and 2001, were $9.7 million, $11.9 million and $12.9 million, respectively. Capital expenditures decreased in 2003 due to reduced operational needs related to our information products activities, partially offset by increased spending in support of drug discovery and development efforts. Capital expenditures decreased in 2002 due to reduced operational needs given our exit of custom genomics product lines, partially offset by increased spending in support of our drug discovery and development efforts. Purchases of long-term investments were $0 million, $5.0 million and $28.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. In 2003, we expended $5.7 million related to the acquisition of Maxia. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash used by financing activities was $1.2 million and $3.2 million for the years ended December 31, 2003 and 2002, respectively, and net cash provided by financing activities was $5.8 million year ended December 31, 2001. We repurchased $3.8 million face value of our 5.5% convertible subordinated notes on the open market for $3.1 million in 2003, offset by proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $2.0 million. In October 2002, we announced that our board of directors authorized the expenditure of up to $30.0 million to repurchase shares of our common stock in open market and privately negotiated transactions. Through December 31, 2003, we had purchased and retired 1,165,000 shares of common stock for an aggregate purchase price of $5.8 million. Net cash used by financing activities in 2002 was primarily due to amounts paid to repurchase shares of our common stock and to repurchase convertible subordinated notes, offset by proceeds received from the issuance of common stock under our stock option and employee stock purchase plans. Net cash provided by financing activities in 2001 was primarily due to proceeds received from the issuance of common stock under our stock option and employee stock purchase plans, offset by amounts paid to repurchase convertible subordinated notes.

The following summarizes our significant contractual obligations as of December 31, 2003 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1–3	Years 4–5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$166.5	$—	$—	$166.5	$—
Interest on convertible subordinated debt	32.1	9.2	18.3	4.6	—
Non-cancelable operating lease obligations:
Related to current operations	52.3	9.4	17.8	15.1	10.0
Related to vacated space	27.6	4.0	7.8	8.7	7.1

Total contractual obligations	$278.5	$22.6	$43.9	$194.9	$17.1

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. Amounts related to vacated space is net of contractual sub-lease rental payments. Estimates may require further adjustments due to changes in real estate market conditions, such as higher than expected vacancy rates or lower sublease rates.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

We have a purchase commitment of $2.5 million as of December 31, 2003, the timing of which is dependent upon provision by the vendor of products or services. Additionally, as of December 31, 2003, we have committed to purchase up to $5.0 million of equity in Genomic Health, Inc. (“Genomic Health”), at the election of Genomic Health, which election may be made by Genomic Health at any time on or after January 1, 2005.

Additional commitments related to Maxia and Pharmasset are also considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of December 31, 2003.

Under the terms of our collaborative licensing agreement with Pharmasset, we agreed to pay Pharmasset certain future performance milestone payments and future royalties on net sales; none of these milestones has been achieved as of December 31, 2003.

We have entered into and intend to continue to seek to license additional patent rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay milestone payments and royalties on sales of future products.

In December 2003, we entered into an agreement with a clinical research organization, or CRO, to provide certain Reverset clinical trial management services. Under the terms of the agreement, we agreed to pay this CRO up to $6.2 million for certain future performance milestone payments, management fees and pre-approved out of pocket expenses. As of December 31, 2003, no payments related to this agreement had been made, nor have any of these milestones been achieved.

We expect to use net cash in 2004 as we invest in our drug discovery and development programs, continue to invest in our intellectual property portfolio; make payments related to our restructuring programs; continue to seek access to technologies through investments, research and development and new alliances, license agreements and/or acquisitions; and make strategic investments.

We believe that our cash, cash equivalents and marketable securities, together with the net proceeds from the February 2004 private placement of convertible subordinated notes described below under “Recent Developments”, will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our ability to attract and retain customers for our BKL database and to license our intellectual property; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; expenditures in connection with potential repayments of our 5.5% subordinated convertible notes due in 2007; expenditures in connection with our expansion of drug discovery and development programs; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; capital expenditures required to expand our facilities, including facilities for our expanding therapeutic discovery and development programs; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs, and in 2004, will not represent a significant source of cash inflow for us.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed under Contractual Obligations.

Recent Developments

In February 2004, we issued $200 million of 3½% convertible subordinated notes due 2011 in a private placement, which resulted in net proceeds of approximately $194.0 million. In March 2004, we issued an additional $50 million of these convertible notes to the initial purchasers of the notes which resulted in additional net proceeds of approximately $48.5 million. The notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15, and are due February 15, 2011. The notes are subordinated to all senior indebtedness and pari passu in right of payment with our 5.5% convertible subordinated notes due 2007. As of December 31, 2003, we had no senior indebtedness. The notes are convertible into shares of our stock at an initial conversion price of approximately $11.22 per share. We may redeem the notes beginning February 20, 2007.

FACTORS THAT MAY AFFECT RESULTS

RISKS RELATING TO OUR BUSINESS

We are at the early stage of our drug discovery and development efforts and we may be unsuccessful in our efforts.

We are in the early stage of building our drug discovery and development operations. Our ability to develop and commercialize pharmaceutical products based on proteins, antibodies and other compounds will depend on our ability to:

•	hire and retain key scientific employees;

•	identify high quality therapeutic targets;

•	identify potential drug candidates;

•	develop products internally or license drug candidates from others;

•	identify and enroll suitable volunteers, either in the United States or abroad, for our clinical trials;

•	complete laboratory testing and clinical testing on humans;

•	obtain and maintain necessary intellectual property rights to our products;

•	obtain and maintain necessary regulatory approvals for our products, both in the United States and abroad;

•	enter into arrangements with third parties to provide services or to manufacture our products on our behalf, or develop efficient production facilities meeting all regulatory requirements;

•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions;

•	lease facilities at reasonable rates to support our growth; and

•	enter into arrangements with third parties to license and commercialize our products.

Of the compounds that we identify as potential drug products or that we in-license from other companies, only a few, at most, are statistically likely to lead to successful drug development programs. Significant research and development efforts will be necessary. We have limited experience with these activities and may not be successful in developing or commercializing drug products. If we choose to outsource some of these activities, we may be unable to enter into outsourcing or licensing agreements on commercially reasonable terms, if at all. In addition, if we elect to manufacture our products in our own manufacturing facilities, we will require substantial additional capital resources to lease or build and maintain those facilities, including attracting and retaining qualified personnel to lease or build and operate our facilities.

Our efforts to discover and develop potential drug candidates may not lead to the development, commercialization or marketing of drug products.

We are currently engaged in a number of different approaches to discover and develop novel drug candidates. We are internally developing novel small molecule chemokine receptor antagonists to treat inflammation and our scientists have produced a number of lead compounds that are in the final stages of preclinical testing. Our other internal drug discovery programs are focused on protease inhibitors to treat cancer and protein phosphatases to treat cancer and metabolic diseases. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates.

The success of our drug discovery and development efforts may depend on our ability to find suitable collaborators to fully exploit our capabilities. If we are unable to establish collaborations or if these future collaborations are unsuccessful, our research and development efforts may be unsuccessful, which could adversely affect our results of operations and financial condition.

An important element of our business strategy will be to enter into collaborative or license arrangements with third parties under which we license our drugs candidates to those third parties for development and commercialization. We expect that while we may initially seek to conduct initial clinical testing on our drug candidates, we will need to seek collaborators for a number of our drug candidates because of the expense, effort and expertise required to continue additional clinical testing and further develop those drug candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug compounds that are desirable to other parties, or we may be unwilling to license a drug compound because the party interested in it is a competitor. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position. If we are not able to establish collaborative agreements, we may not be able to develop and commercialize a drug product, which would adversely affect our business and our revenues.

In order for any of these collaboration efforts to be successful, we must first identify potential collaborators whose capabilities complement and integrate well with ours. We may rely on these arrangements for not only financial resources, but also for expertise or economies of scale that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. However, it is likely that we will not be able to control the amount and timing of resources that our collaborators devote to our programs or potential products. If our collaborators prove difficult to work with, are less skilled than we originally expected or do not devote adequate resources to the program, the relationship will not be successful. If a business combination involving a collaborator and a third party were to occur, the effect could be to diminish, terminate or cause delays in development of a potential product.

We face significant competition for our drug discovery and development efforts, and if we do not compete effectively, our commercial opportunities will be reduced or eliminated.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our drug discovery and development efforts may target diseases and conditions that are already subject to existing therapies or that are being developed by our competitors, many of which have substantially greater resources, larger research and development staffs and facilities, more experience in completing preclinical and clinical trials in order to obtain regulatory approvals and marketing and manufacturing capabilities. As a result of these resources, our competitors may develop drug products that render our products obsolete and noncompetitive by developing more effective drugs or by developing their products more efficiently. Our ability to develop competitive products would be limited if our competitors succeeded in obtaining regulatory approvals for drug candidates more rapidly than we were able to or in obtaining patent protection or other intellectual property rights that limited our drug development efforts. Any drugs resulting from our research and development efforts, or from our joint efforts with collaborators, might not be able to compete successfully with our competitors’ existing and future products, or obtain regulatory approval in the United States or elsewhere.

Our ability to develop and commercialize Reverset may be adversely affected if a dispute arose with Pharmasset.

We are developing Reverset under a collaborative licensing agreement with Pharmasset entered into in September 2003. If a dispute arose with Pharmasset over the terms of the collaborative license agreement, including the alleged breach of any provision, our development, commercialization and marketing of Reverset may be adversely affected.

If conflicts arise between our collaborators or advisors and us, our collaborators or advisors may act in their self-interest, which may adversely affect our business.

If conflicts arise between us and our collaborators, including Pharmasset, or our scientific advisors, the other party may act in its self-interest and not in the interest of our stockholders. Conflicts may arise with our collaborators if they pursue alternative technologies or develop alternative products either on their own or in collaboration with others as a means for developing treatments for the diseases that we have targeted. Competing products, either developed by these future collaborators or to which these future collaborators have rights, may result in their withdrawal of support for our product candidates.

Additionally, conflicts may arise if there is a dispute about the achievement and payment of a milestone amount or the ownership of intellectual property that is developed during the course of the relationship. Similarly, the parties to a collaboration agreement may disagree as to which party owns newly developed products. Should an agreement be terminated as a result of a dispute and before we have realized the benefits of the collaboration, our reputation could be harmed and we may not obtain revenues that we anticipated receiving.

If we fail to enter into additional in-licensing agreements or if these arrangements are unsuccessful, our business and operations might be adversely affected.

In addition to establishing collaborative arrangements under which third parties license our drug candidates for development and commercialization, we intend to continue to explore opportunities to develop our clinical pipeline by in-licensing drug compounds that fit within our expertise and research and development capabilities. We may be unable to enter into any additional in-licensing agreements because suitable product candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same product candidates. Product candidates that we would like to develop may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug compound or candidate to us. We may also need to license drug delivery or other technology in order to continue to develop our drug candidate pipeline. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected.

We have limited expertise with and capacity to conduct clinical trials, and our resulting dependence on third parties to conduct clinical trials could result in delays in and additional costs for our drug development efforts.

We have only limited experience with clinical trials, manufacturing and commercialization of drug products. We also have limited internal resources and capacity to perform preclinical studies and clinical trials. As a result, we intend to hire contract research organizations, or CROs, to perform most of our clinical trials for drug candidates that we choose to develop without a collaborator. If the CROs that we hire to perform our clinical trials or our collaborators do not meet deadlines or do not follow proper procedures, our clinical trials may take longer than expected, may be delayed or may be terminated. If we were forced to find a replacement entity to perform any of our clinical trials, we may not be able to find a suitable entity on favorable terms, or at all. Even if we were able to find another company to perform a trial, the delay in the trial may result in significant expenditures. Events such as these may result in delays in our obtaining regulatory approval for our drug candidates or our ability to commercialize our products and could result in increased expenditures that would adversely affect our operating results.

In addition, for some of our drug candidates, we plan to contract with collaborators to advance those candidates through later-stage, more expensive clinical trials, rather than invest our own resources to perform these trials. Depending on the terms of our agreements with these collaborators, we may not have any control over the conduct of these clinical trials, and in any event we would be subject to the risks associated with depending on collaborators to develop these drug candidates.

If we are unable to obtain regulatory approval to develop and market products in the United States and foreign jurisdictions, we will not be permitted to manufacture or commercialize products resulting from our research.

In order to manufacture and commercialize drug products in the United States, our drug candidates will have to obtain regulatory approval from the Food and Drug Administration, or the FDA. Satisfaction of regulatory requirements typically takes many years. To obtain regulatory approval, we must first show that our drug products are safe and effective for target indications through preclinical studies (animal testing) and clinical trials (human testing). Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether the FDA will allow us to undertake clinical trials of any potential drug products in addition to Reverset.

Completion of clinical trials may take several years and failure may occur at any stage of testing. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. Interim results of a preclinical study or clinical trial do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. For example, a drug candidate that is successful at the preclinical level may cause harmful or dangerous side effects when tested at the clinical level. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

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

Data obtained from the clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review.

Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop. At the present time, we have one drug candidate, Reverset, in Phase II clinical trials and our other drug candidates are still undergoing preclinical testing. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks associated with the FDA approval process described above and may also include additional risks.

Our reliance on third parties to manufacture and commercialize any of our drug candidates that receives regulatory approval could result in a short supply of the drugs or withdrawal of the FDA’s regulatory approval.

The FDA requires that drug products be manufactured according to its current Good Manufacturing Practices, or cGMP, regulations and a limited number of manufacturers comply with these requirements. If the third party that we choose to manufacture our drug products is not compliant with cGMP, the FDA may not approve our application to manufacture our drug products. We may not be able to arrange for our products to be manufactured by one of these companies on reasonable terms, if at all. Failure to comply with cGMP in the manufacture of our products could result in the FDA withdrawing its regulatory approval of our drug product or other enforcement actions. If either of these events occurred, our revenues would be negatively impacted.

If we receive marketing approval from the FDA for any of our drug candidates, we will rely on a third party to manufacture our products. We may not be able to obtain sufficient quantities of our new drug products if the manufacturer does not have the capacity to manufacture our products according to our schedule. Also, raw materials that may be required to manufacture any products we develop may only be available from a limited number of suppliers. If we have promised delivery of a new product and are unable to meet the delivery requirement due to manufacturing difficulties, our reputation would be impaired or our customers may buy our competitors’ products. Additionally, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity. This expense would adversely affect our operating results. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The third party manufacturer we choose may not perform as agreed or may terminate its agreement with us.

We may incur additional expense in order to market our drug products.

We do not have experience marketing drug products to customers. If the FDA approves one of our drug products to go to market, we would have to employ additional personnel or engage a third party to market our drug products, which would be an additional expense to us.

We might not be able to commercialize our drug candidates successfully, and we may spend significant time and money attempting to do so.

Reverset is our only drug candidate in clinical testing. We, or our collaborators, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition. Even if Reverset, or another drug candidate that we develop, receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur. At this point, the regulatory agencies may require additional clinical studies. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive and third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. Actions of governmental authorities and other groups could result in lower prices for certain drugs, including drugs that address HIV infection. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors and third parties may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

Our ability to generate revenues will be diminished if we are unable to obtain acceptable prices or an adequate level of reimbursement from third-party payors.

The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of these proposals could reduce the price that we or any of our collaborators receive for any products in the future.

Our ability to commercialize our products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our ability to generate revenues.

As our drug discovery and development operations are conducted at our headquarters in Wilmington, Delaware, the loss of access to this facility would negatively impact our business.

Our facility in Wilmington, Delaware is our headquarters and is also where we conduct all of our drug discovery operations and research and development activities. Our lease contains provisions that provide for its early termination upon the occurrence of certain events of default or upon a change of control. Further, our headquarters facility is located in a large research and development complex that may be temporarily or permanently shutdown if certain environmental or other hazardous conditions were to occur within the complex. In addition, actions of activists opposed to aspects of pharmaceutical research may disrupt our experiments or our ability to access or use our facilities. The loss of access to or use of our Wilmington, Delaware, facility, either on a temporary or permanent basis, or early termination of our lease would result in an interruption of our business and, consequently, would adversely affect the advancement of our drug discovery and development programs and our overall business.

We depend on key employees in a competitive market for skilled personnel, and the loss of the services of any of our key employees would affect our ability to expand our drug discovery and development programs and achieve our objectives.

We are highly dependent on the principal members of our management, operations and scientific staff. We experience intense competition for qualified personnel. Our future success also depends in part on the continued service of our executive management team, key scientific and management personnel and our ability to recruit, train and retain essential scientific personnel for our drug discovery and development programs, including those who will be responsible for our internal preclinical and clinical testing as well as for the establishment of collaborations with other companies. If we lose the services of any of these people, our research and product development goals, including the identification and establishment of key collaborations, operations and marketing efforts could be delayed or curtailed. We do not maintain “key person” insurance on any of our employees.

We may encounter difficulties in integrating companies we acquire, which may harm our operations and financial results.

As part of our business strategy, we have in the past and may in the future acquire assets, technologies, compounds and businesses. Our past acquisitions, such as the acquisition of Maxia Pharmaceuticals, Inc., have involved, and our future acquisitions may involve risks such as the following:

•	we may be exposed to unknown liabilities of acquired companies;

•	our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;

•	we may experience difficulty and expense in assimilating the operations and personnel of the acquired businesses, disrupting our business and diverting our management’s time and attention;

•	we may be unable to integrate or complete the development and application of acquired technology, compounds or drug candidates;

•	we may experience difficulties in establishing and maintaining uniform standards, controls, procedures and policies;

•	our relationships with key customers of acquired businesses may be impaired, due to changes in management and ownership of the acquired businesses;

•	we may be unable to retain key employees of the acquired businesses;

•	we may incur amortization or impairment expenses if an acquisition results in significant goodwill or other intangible assets; or

•	our stockholders may be diluted if we pay for the acquisition with equity securities.

In addition, if we acquire additional businesses that are not located near our new headquarters, we may experience more difficulty integrating and managing the acquired businesses’ operations.

We may encounter difficulties, including higher than anticipated costs and the diversion of management’s attention, as a result of the restructuring of our business and the relocation of our headquarters and finance department from California to Delaware.

In February 2004, we announced a significant reduction in our workforce and the closure of our Palo Alto, California research facilities. We may incur higher than anticipated costs or delays in closing our California facilities, and this restructuring could result in the diversion of the efforts of our executive management team and other key employees, which could adversely affect our drug discovery and development efforts. As a part of this restructuring, we are discontinuing our information products research and development efforts, with the exception of the activities related to, and products developed by, our Proteome subsidiary. We may encounter difficulties associated with the discontinuation of certain of our information product-related activities that could adversely affect our operating results and financial position. These difficulties could include challenges in providing support to our customers, and, in particular, our non-U.S. customers. Some of our database customers could become dissatisfied as a result of our restructuring, and we could incur expenses associated with the amendment, termination or transition of these customer contracts.

As a part of increasing our focus on our drug discovery and development programs, we are relocating our headquarters, including our finance and legal staff and systems, to our facility in Wilmington, Delaware. Our operating and financial results could be adversely affected by the risks associated with this relocation, including unanticipated delays, ineffective transition of responsibilities or systems, the retention of certain key employees, the hiring of finance personnel in Delaware, and ineffective transition of responsibilities for our intellectual property portfolio. During this transition process, we expect that we will need to continue to manage multiple locations and our relationships with information products customers, suppliers and other third parties. If we are unable to effectively transition our remaining information product line activities, our internal information management activities, our financial reporting, or our management of our intellectual property portfolio to the employees or outside parties who will take over those responsibilities, we may incur higher costs associated with the transition.

RISKS RELATING TO OUR FINANCIAL RESULTS

We expect to incur losses in the future and we may not achieve or maintain profitability in the future.

We had net losses from inception in 1991 through 1996 and in 1999 through 2003. Because of those losses, we had an accumulated deficit of $571.5 million as of December 31, 2003. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2004 and in future periods as well.

We expect that any revenues from our information products, intellectual property licensing, and contracts, if any, will be more than offset by expenses for our drug discovery and development efforts. We anticipate that these efforts will increase as we focus on the studies, including preclinical studies and clinical trials prior to seeking regulatory approval, that are required before we can sell, or license to a third party, a drug product. The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated revenues and we anticipate that we will not generate significant revenues from the drug candidates that we license or develop for several years, if ever. We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we were successful in obtaining regulatory approvals for manufacturing and commercializing Reverset, our leading drug candidate, or another drug, we expect that we will continue to incur losses if our drug products do not generate significant revenues. If we achieve profitability we may not be able to sustain or increase profitability.

We will need additional capital in the future. The capital markets may not permit us to raise additional capital at the time that we require it, which could result in limitations on our research and development or commercialization efforts or the loss of certain of our rights in our technologies or drug candidates.

Our future funding requirements will depend on many factors and we anticipate that we will need to raise additional capital to fund our business plan and research and development efforts on a going-forward basis.

Additional factors that may affect our future funding requirements include:

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

If we require additional capital at a time when investment in companies such as ours, or in the marketplace generally, is limited due to the then prevailing market or other conditions, we may have to scale back our operations, eliminate one or more of our development programs, or attempt to obtain funds by entering into an agreement with a collaborative partner that would result in terms that are not favorable to us or relinquishing our rights in certain of our proprietary technologies or drug candidates. If we are unable to raise funds at the time that we desire or at any time thereafter on acceptable terms, we may not be able to continue to develop our potential drug products. The sale of equity or additional convertible debt securities in the future would be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

Because our revenues are derived from information products and licensing activities, our revenues may fluctuate substantially due to reductions and delays in research and development expenditures by pharmaceutical and biotechnology companies.

We expect that our revenues from our information products in the foreseeable future will be derived primarily from products and services provided to the pharmaceutical and biotechnology industries as well as to the academic community. Accordingly, these revenues will depend in large part upon the success of the companies within these industries and their demand for our products and services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by companies in these industries or by the academic community. These reductions and delays may result from factors such as:

•	changes in economic conditions;

•	consolidation in the pharmaceutical and biotechnology industries;

•	changes in the regulatory environment, including governmental pricing controls, affecting health care and health care providers;

•	pricing pressures;

•	market-driven pressures on companies to consolidate and reduce costs; and

•	other factors affecting research and development spending.

These factors are not within our control and may cause volatility to the price of our common stock.

Future milestone and royalty payments from our gene-related intellectual property may not contribute significantly to revenues for several years, and may never result in revenues.

Part of our strategy is to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical testing and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical testing necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all.

Our long-term investments may decline in value and our losses may increase.

We have made and may in the future make long-term investments in entities that complement our business. These investments may:

•	often be made in securities lacking a public trading market or subject to trading restrictions, either of which increases our risk and reduces the liquidity of our investment;

•	require us to record losses and expenses related to our ownership interest;

•	require us to record acquisition-related charges, such as in-process research and development;

•	require us to record charges related to the impairment in the value of the securities underlying our investment; and

•	require us to invest greater amounts than anticipated or to devote substantial management time to the management of research and development relationships or other relationships.

The market values of many of these investments can fluctuate significantly. We evaluate our long-term investments for impairment of their value on a quarterly basis. The volatility of the equity markets and the uncertainty of the biotechnology industry may result in fluctuations in the value of our investments in public companies. The value of our investments in private companies can fluctuate significantly. In past periods, market conditions have caused us to write-down the value of our private company investments, sometimes substantially, and market conditions may cause us to write down additional amounts. In addition, we have in the past written down the value of our debt investments in companies experiencing financial difficulties. Impairment could result in future charges to our earnings. Decreases in the value of our strategic investments may cause our losses to increase. As of December 31, 2003, the total aggregate value of our long-term investments was $16.2 million. We incurred charges related to write-downs in the valuation of long-term investments of $1.9 million in the fourth quarter of 2003 and $18.0 million for the year ended December 31, 2003.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of December 31, 2003, we had total consolidated debt of $167.8 million and stockholders’ equity of $154.3 million. In February 2004 and March 2004, we issued $200 million and $50 million, respectively, of additional debt. The indentures pursuant to which our outstanding convertible subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing for working capital, capital and research and development expenditures, and general corporate purposes;

•	requiring the dedication of a substantial portion of our expected cash flow or our existing cash to service our indebtedness, thereby reducing the amount of our cash available for other purposes, including working capital and capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

•	placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding. As of December 31, 2003, $166.5 million aggregate principal amount of our 5.5% convertible subordinated notes due 2007 were outstanding. In February 2004, we issued $200 million aggregate principal amount of our 3½% convertible subordinated notes due 2011. In March 2004, we issued an additional $50 million of our 3½% convertible subordinated notes due 2011 to the initial purchasers of those notes. Our annual interest payments for the 5.5% notes through 2006, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $9.2 million, and an additional $4.6 million in interest is payable in 2007. Our annual interest payments for the 3½% notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest will be payable in 2011. We intend to fulfill our debt service obligations from our existing cash and marketable securities. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

RISKS RELATING TO INTELLECTUAL PROPERTY AND LEGAL MATTERS

We are involved in patent litigation, which, if not resolved favorably, could require us to pay damages.

In October 2001, Invitrogen Corporation filed an action against us in federal court, alleging infringement of three patents. The complaint seeks unspecified money damages and injunctive relief. In November 2001, we filed our answer to Invitrogen’s patent infringement claims, and asserted seven counterclaims against Invitrogen, seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches and patent misuse. We are also seeking our fees, costs and expenses. Invitrogen filed its answer to our counterclaims in January 2002. In February 2003, we added a counterclaim for unfair business practices. On February 9, 2004, the Court ordered a stay of all proceedings pending disposition of the appeal in a related case of a judgment invalidating the same patents that are asserted in this case.

Our defenses against the suit brought by Invitrogen may be unsuccessful. At this time, we cannot reasonably estimate the possible range of any loss or damages resulting from this suit due to uncertainty regarding the ultimate outcome. If the case goes forward, we expect that the Invitrogen litigation will result in future legal and other costs to us, regardless of the outcome, which could be substantial.

In November 2001, we filed a complaint against Invitrogen in federal court alleging infringement of some of our patents. Our complaint sought a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen’s conduct, as well as our fees, costs and interest. We further sought triple damages from the infringement claim based on Invitrogen’s willful infringement of our patents. In January 2004, we reached an agreement to settle our suit against Invitrogen, with Invitrogen entering into a license agreement with us. On February 9, 2004, the Court ordered dismissal of the case.

We are involved in contractual arbitration, which could be costly to us.

We are in an arbitration with Iconix Pharmaceuticals, Inc. with respect to payments that Iconix alleges we owe it pursuant to a contract. Iconix initiated the arbitration process under the contract seeking final and binding arbitration. Based upon our pre-arbitration correspondence with Iconix, we believe Iconix is alleging that we have repudiated our obligation to make future payments in the aggregate amount of $28.25 million through the remainder of the contract term ending in 2009. There can be no assurance as to the ultimate outcome of the arbitration and, at this time, we cannot predict the financial impact to us of the results of the arbitration. Regardless of the outcome, we could incur substantial costs and diversion of management time as a result of the arbitration.

If we are subject to additional litigation and infringement claims, they could be costly and disrupt our drug discovery and development efforts.

The technology that we use to develop our drug products, and the technology that we incorporate in our products, may be subject to claims that they infringe the patents or proprietary rights of others. The success of our drug discovery and development efforts will also depend on our ability to develop new compounds, drugs and technologies without infringing or misappropriating the proprietary rights of others.

From time to time we may receive notices from third parties alleging patent or copyright infringement, claims regarding trade secrets or other contract claims. Receipt of these letters could result in significant costs as a result of the diversion of the attention of management from our drug discovery and development efforts. Except for Invitrogen and Iconix, no third party has a current filed patent lawsuit or arbitration against us. If a successful claim were brought against us, we would have to attempt to license the technology from the claimant or to spend time and money to design around the technology. Any such license of the technology may not be available at reasonable terms, or at all.

We may, however, be involved in future lawsuits alleging patent infringement or other intellectual property rights violations. In addition, litigation may be necessary to:

•	assert claims of infringement;

•	enforce our patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. An adverse determination may subject us to significant liabilities or require us or our collaborators to seek licenses to other parties’ patents or proprietary rights. We or our collaborators may also be restricted or prevented from manufacturing or selling a drug product that we develop. Further, we or our future collaborators may not be able to obtain any necessary licenses on acceptable terms, if at all.

We may be unable to adequately protect or enforce our proprietary information, which may result in its unauthorized use, a loss of revenue under a collaboration agreement or loss of sales to generic versions of our products or otherwise reduce our ability to compete.

Our business and competitive position depend upon our ability to protect our proprietary technology, including any drug products that we create. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. For example, one of our collaborators may disclose proprietary information pertaining to our drug discovery efforts. Any patents issued in connection with our drug discovery efforts may not be broad enough to protect all of the potential uses of the product.

Additionally, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a drug compound in-licensed to us, the protection of the intellectual property rights may not be in our hands. In the case of Reverset, we do not control the intellectual property rights with respect to the compound and therefore may be unable to protect those rights. If the entity that controls the intellectual property rights related to Reverset does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize Reverset.

Our means of protecting our proprietary rights may not be adequate, and our competitors may:

•	independently develop substantially equivalent proprietary information and techniques;

•	otherwise gain access to our proprietary information; or

•	design around patents issued to us or our other intellectual property.

We pursue a policy of having our employees, consultants and advisors execute proprietary information and invention agreements when they begin working for us. However, these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we fail to maintain trade secret and patent protection, our potential, future revenues may be decreased.

If the effective term of our patents is decreased due to changes in the United States patent laws or if we need to refile some of our patent applications, the value of our patent portfolio and the revenues we derive from it may be decreased.

The value of our patents depends in part on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that we obtain and may decrease the revenues we derive from our patents. The United States patent laws were amended in 1995 to change the term of patent protection from 17 years from patent issuance to 20 years from the earliest effective filing date of the application. Because the average time from filing to issuance of biotechnology applications is at least one year and may be more than three years depending on the subject matter, a 20-year patent term from the filing date may result in substantially shorter patent protection. Also, we may need to refile some of our applications claiming large numbers of genes and, in these situations, the patent term will be measured from the date of the earliest priority application. This would shorten our period of patent exclusivity and may decrease the revenues that we might obtain from the patents.

If patent application filing fees are significantly increased, our expenses related to intellectual property or our intellectual property strategy may be adversely affected.

Our ability to license proprietary genes may be dependent on our ability to obtain patents. We have a large portfolio of issued United States patents covering human full-length genes, the proteins they encode and the antibodies directed against them and a significant number of pending applications. If legislation currently proposed by the United States Patent and Trademark Office is adopted, fees associated with filing and prosecuting patent applications would increase significantly. If such fees are significantly increased, we would incur higher expenses and our intellectual property strategy could be adversely affected.

International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.

Biotechnology patent law outside the United States is even more uncertain than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.

If product liability lawsuits are successfully brought against us, we could face substantial liabilities and may be required to limit commercialization of our products and our results of operations could be harmed.

The clinical testing and marketing of medical products that are intended for human use entails an inherent risk of product liability. If any product that we or any of our collaborators develops causes injury or is found to be unsuitable during clinical trials, manufacturing or sale, we may be held liable. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities, including substantial damages to be paid to the victims and legal costs, or we may be required to limit commercialization of our products. Although we currently carry a product liability insurance policy that provides coverage for liabilities arising from our clinical trials, it may not fully cover our potential liabilities. In addition, we believe we should increase our coverage upon the addition of new clinical trials, and this insurance may be prohibitively expensive to us or our collaborators and may not fully cover our potential liabilities. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with our collaborators. Additionally, any product liability lawsuit could cause injury to our reputation, recall of products, participants to withdraw from clinical trials, and potential collaborators to seek other partners, any of which could impact our results of operations.

Because our activities involve the use of hazardous materials, we may be subject to claims relating to improper handling, storage or disposal of these materials that could be time consuming and costly.

We are subject to various environmental, health and safety laws and regulations governing, among other things, the use, handling, storage and disposal of regulated substances and the health and safety of our employees. Our research and development processes involve the controlled use of hazardous and radioactive materials and biological waste resulting in the production of hazardous waste products. We cannot completely eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. If any injury or contamination results from our use or by the use by third party collaborators of these materials, we may be sued and our liability may exceed our insurance coverage and our total assets. Further, we may be required to indemnify our collaborators against all damages and other liabilities arising out of our development activities or products produced in connection with these collaborations. Compliance with the applicable environmental and workplace laws and regulations is expensive. Future changes to environmental, health, workplace and safety laws could cause us to incur additional expense or may restrict our operations or impair our research, development and production efforts.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our investments in short-term marketable securities. Our investment policy calls for investment in short term, low risk, investment-grade instruments. As of December 31, 2003, cash, cash equivalents and marketable securities were $293.8 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2003, the decline in fair value would not be material.

We are exposed to valuation risks related to our portfolio of long-term investments. These investments are primarily in small capitalization stocks of privately-held companies in the pharmaceutical/biotechnology industry sector and are primarily in companies with which we have research and development, licensing or other collaborative agreements. As of December 31, 2003, long-term investments were $16.2 million.

We are exposed to foreign exchange rate fluctuations as the financial results of our foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. All of our revenues are denominated in U.S. dollars. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of December 31, 2003, the impact to our financial position or results of operations would not be material.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Incyte Corporation

We have audited the accompanying consolidated balance sheets of Incyte Corporation, as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Corporation, as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements in 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 30, 2004,

except for Note 15, as to which the date is

March 5, 2004

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$29,698	$22,928
Marketable securities—available-for-sale	264,109	406,090
Accounts receivable, net(1)	5,733	8,485
Prepaid expenses and other current assets(2)	11,387	21,268

Total current assets	310,927	458,771
Property and equipment, net	27,337	31,787
Long-term investments(3)	16,196	35,515
Intangible and other assets, net(4)	25,085	26,066

Total assets	$379,545	$552,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,450	$9,073
Accrued compensation	12,402	14,319
Interest payable	3,816	3,903
Royalties payable	1,025	926
Accrued and other current liabilities(5)	3,296	6,214
Deferred revenue	6,401	11,662
Accrued restructuring charges	22,702	31,596
Accrued acquisition costs	1,334	—

Total current liabilities	57,426	77,693
Convertible subordinated notes	167,786	172,036

Total liabilities	225,212	249,729

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2003 and 2002	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 72,544,903 and 67,177,591 shares issued and outstanding as of December 31, 2003 and 2002, respectively	73	67
Additional paid-in capital	726,962	708,163
Deferred stock-based compensation	(649)	(3,250)
Accumulated other comprehensive (loss) income	(566)	2,454
Accumulated deficit	(571,487)	(405,024)

Total stockholders’ equity	154,333	302,410

Total liabilities and stockholders’ equity	$379,545	$552,139

(1)	Includes receivables from companies considered related parties under SFAS 57 of $0.3 million and $0.6 million as of December 31, 2003 and 2002, respectively.
(2)	Includes loan receivable from Maxia Pharmaceuticals, Inc (see Note 14), a company considered a related party under SFAS 57 as of December 31, 2002, of $1.5 million as of December 31, 2002 and prepaid expenses to companies considered related parties under SFAS 57 of $0 million and $2.1 million as of December 31, 2003 and 2002, respectively.
(3)	Includes investments in companies considered related parties under SFAS 57 of $14.7 million and $29.1 million as of December 31, 2003 and 2002, respectively.
(4)	Includes loans to executive officers, net of amortization, of $0.2 million and $0.8 million as of December 31, 2003 and 2002, respectively. See Note 4.
(5)	Includes accruals of payments to companies considered related parties under SFAS 57 of $0 million and $1.5 million as of December 31, 2003 and 2002, respectively.

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues(1)	$47,092	$101,612	$219,263
Costs and expenses:
Research and development(2)	116,245	152,373	213,336
Selling, general and administrative(3)	30,325	47,147	70,626
Purchased in-process research and development	33,952	—	—
Loss on sale of assets	—	313	5,777
Other expenses(4)	15,866	37,331	130,372

Total costs and expenses	196,388	237,164	420,111

Loss from operations	(149,296)	(135,552)	(200,848)
Interest and other income (expense), net(5)	(7,986)	9,434	23,453
Interest expense	(9,561)	(9,802)	(10,128)
Gain (loss) on certain derivative financial instruments	151	(1,782)	553
Gain on repurchase of convertible subordinated notes	706	1,937	2,386

Loss before income taxes and accounting change	(165,986)	(135,765)	(184,584)
Provision for income taxes	477	1,120	930

Loss before accounting change	(166,463)	(136,885)	(185,514)
Cumulative effect of accounting change	—	—	2,279

Net loss	$(166,463)	$(136,885)	$(183,235)

Per share data:
Loss before accounting change	$(2.33)	$(2.03)	$(2.80)
Cumulative effect of accounting change	—	—	0.03

Basic and diluted net loss per share	$(2.33)	$(2.03)	$(2.77)

Shares used in computing basic and diluted net loss per share	71,369	67,403	66,193

(1)	Includes revenues from transactions with companies considered related parties under SFAS 57 of $1.1 million, $1.6 million, and $27.0 million for the years ended December 31, 2003, 2002, and 2001, respectively.
(2)	Includes expenses from transactions with companies considered related parties under SFAS 57 of $2.1 million, $11.7 million, and $0.6 million for the years ended December 31, 2003, 2002, and 2001, respectively.
(3)	Includes stock-based compensation charges of $1.6 million, $4.1 million, and $1.3 million in 2003, 2002, and 2001, respectively, and compensation expense related to loans to executive officers of $0.2 million, $0.4 million, and $0 million in 2003, 2002, and 2001, respectively.
(4)	2003 charges related to restructuring charges and impairment of a long-lived asset. 2002 charges relate to restructuring charges. 2001 charges include the following: $68.7 million—goodwill and intangibles impairment; $55.6 million—restructuring charges and $6.1 million—impairment of a long-lived asset.
(5)	Includes losses on long-term investments in companies considered related parties under SFAS 57 of $14.4 million and $3.5 million for the year ended December 31, 2003 and 2001, respectively, gain on long-term investments of $1.5 million for the year ended December 31, 2002.

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Net loss	$(166,463)	$(136,885)	$(183,235)
Other comprehensive loss:
Unrealized losses on marketable securities	(3,660)	(7,666)	(13,919)
Reclassification adjustment for realized gains on marketable securities	722	1,373	1,993
Foreign currency translation adjustment	(82)	(243)	3

Other comprehensive loss	(3,020)	(6,536)	(11,923)

Comprehensive loss	$(169,483)	$(143,421)	$(195,158)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2000	$66	$689,392	$(2,773)	$20,913	$(84,904)	$622,694
Issuance of 752,191 shares of Common Stock upon exercise of stock options and 301,763 shares of Common Stock under the ESPP	1	11,645	—	—	—	11,646
Other	—	(234)	—	—	—	(234)
Deferred compensation on issuance of restricted stock units	—	7,933	(7,933)	—	—	—
Adjustment of deferred compensation for terminated employees	—	(1,324)	1,324	—	—	—
Amortization of deferred compensation	—	—	1,255	—	—	1,255
Other comprehensive loss	—	—	—	(11,923)	—	(11,923)
Net loss	—	—	—	—	(183,235)	(183,235)

Balances at December 31, 2001	67	707,412	(8,127)	8,990	(268,139)	440,203
Issuance of 1,133,045 shares of Common Stock upon exercise of stock options and 433,969 shares of Common Stock under the ESPP	1	7,181	—	—	—	7,182
Other	—	72	—	—	—	72
Adjustment of deferred compensation for terminated employees	—	(1,180)	1,180	—	—	—
Amortization of deferred compensation	—	—	3,697	—	—	3,697
Stock compensation expense	—	400	—	—	—	400
Repurchase of 1,135,000 shares of Common Stock	(1)	(5,722)	—	—	—	(5,723)
Other comprehensive loss	—	—	—	(6,536)	—	(6,536)
Net loss	—	—	—	—	(136,885)	(136,885)

Balances at December 31, 2002	67	708,163	(3,250)	2,454	(405,024)	302,410
Issuance of 386,759 shares of Common Stock upon exercise of stock options and 534,459 shares of Common Stock under the ESPP	1	1,996	—	—	—	1,997
Issuance of 4,476,092 shares of Common Stock upon acquisition of Maxia Pharmaceuticals, Inc.	5	17,498	—	—	—	17,503
Adjustment of deferred compensation for terminated employees	—	(590)	973	—	—	383
Amortization of deferred compensation	—	—	1,628	—	—	1,628
Repurchase of 30,000 shares of Common Stock	—	(105)	—	—	—	(105)
Other comprehensive loss	—	—	—	(3,020)	—	(3,020)
Net loss	—	—	—	—	(166,463)	(166,463)

Balances at December 31, 2003	$73	$726,962	$(649)	$(566)	$(571,487)	$154,333

See accompanying notes

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(166,463)	$(136,885)	$(183,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges and impairment of long-lived assets	7,335	16,720	109,423
Non-cash purchased in-process research and development	27,702	—	—
Depreciation and amortization	17,685	23,206	46,410
Stock-based compensation	1,628	4,097	1,255
Gain on repurchase of convertible subordinated notes	(706)	(1,937)	(2,386)
Compensation expense on executive loans	245	350	—
Cumulative effect of accounting change	—	—	(2,279)
(Gain) loss on derivative financial instruments, net	(151)	1,782	(553)
Impairment of long-term investments	17,964	9,734	14,665
Realized gain on long-term investments, net	(1,265)	(1,187)	(2,505)
Loss on sale of assets	—	313	5,777
Debt instruments and equity received in exchange for goods or services provided	—	(2,688)	(8,100)
Changes in operating assets and liabilities:
Accounts receivable	2,752	45,553	(21,406)
Prepaid expenses and other assets	(2,230)	(10,061)	(14,916)
Accounts payable	(3,431)	1,726	(10,150)
Accrued and other current liabilities	(14,136)	3,394	19,557
Deferred revenue	(5,261)	(12,383)	1,439

Net cash used in operating activities	(118,332)	(58,266)	(47,004)

Cash flows from investing activities:
Capital expenditures	(9,738)	(11,890)	(12,919)
Purchase of long-term investments	—	(5,000)	(28,019)
Proceeds from the sale of long-term investments	2,647	2,637	4,337
Acquisition of Maxia Pharmaceuticals, Inc. (net of cash acquired)	(5,725)	—	—
Purchases of marketable securities	(575,483)	(749,352)	(888,366)
Sales of marketable securities	457,412	534,009	601,884
Maturities of marketable securities	257,238	271,974	297,226
Loans to executive officers	—	(1,150)	—
Other	—	—	300

Net cash provided by (used in) investing activities	126,351	41,228	(25,557)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,997	7,182	11,268
Repurchase of common stock	(105)	(5,723)	—
Repurchase of convertible subordinated notes	(3,059)	(4,690)	(5,643)
Other	—	72	145

Net cash (used in) provided by financing activities	(1,167)	(3,159)	5,770

Effect of exchange rate on cash and cash equivalents	(82)	(243)	4
Net increase (decrease) in cash and cash equivalents	6,770	(20,440)	(66,787)
Cash and cash equivalents at beginning of period	22,928	43,368	110,155

Cash and cash equivalents at end of period	$29,698	$22,928	$43,368

Supplemental Schedule of Cash Flow Information
Interest paid	$9,262	$9,564	$9,526

Taxes paid	$936	$1,000	$780

Supplemental Disclosure of Non-Cash Activity:
Deferred compensation on restricted stock units	$—	$—	$7,933

Reversal of deferred compensation	$(973)	$(1,180)	$(1,324)

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Summary of Significant Accounting Policies

Organization and Business.    Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is focused on the discovery and development of novel, small molecule drugs to treat major medical conditions, including the infection with human immunodeficiency virus, or HIV, inflammatory disorders, cancer and diabetes. We have assembled a team of scientists with core competencies in the area of medicinal chemistry, and molecular, cellular and in vivo biology.

For the past several years, Incyte has been considered a leader in the development of proprietary genomic information products, which we marketed to other pharmaceutical and biotechnology companies. As detailed in Note 15, due to the competitive and challenging market for these products, we recently announced that we would discontinue the majority of our information product lines and focus the majority of our resources on an ongoing basis on drug discovery and development.

Principles of Consolidation.    The consolidated financial statements include the accounts of Incyte Corporation and our wholly owned subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Reclassifications.    Certain amounts reported in previous years have been reclassified to conform to 2003 financial statement presentation.

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

Concentrations of Credit Risk.    Cash, cash equivalents, short-term investments, trade receivables, and long-term strategic investments are financial instruments which potentially subject us to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. We primarily invest our excess available funds in notes and bills issued by the U.S. government and its agencies and corporate debt securities and, by policy, limit the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. Our customers for our information products are primarily pharmaceutical and biotechnology companies which are typically located in the United States and Europe. We have not experienced any significant credit losses on cash, cash equivalents, short-term investments or trade receivables to date and do not require collateral on receivables. Our long-term investments represent equity investments in a number of companies whose businesses may be complementary to our business. We routinely evaluate the long-term investments for impairment and such evaluations require significant management judgment. We record an investment impairment charge when we believe that the investment has experienced a decline in value that is other than temporary. The determination of whether an impairment is other than temporary consists of a review of qualitative and quantitative factors by members of senior management. Generally, declines that persist for six months or more are considered other than temporary. We use the best information available in these assessments; however, the information available may be limited. These determinations involve significant management judgment, and actual amounts realized for any specific investment may differ from the recorded values. Future adverse changes in market conditions, poor

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating results of underlying investments, or company valuations being lowered due to future financing or other specific activity within such company, could result in additional impairment charges. The activity on these investments, in any given quarter, may result in gains or losses on sales or impairment charges. For the years ended December 31, 2003, 2002, and 2001, we recognized impairment charges related to long-term investments of $18.0 million, $9.7 million, and $14.7 million, respectively. (See Long-Term Investments)

Cash and Cash Equivalents.    Cash and cash equivalents are held in U.S. banks or in custodial accounts with U.S., U.K. and Japan banks. Cash equivalents are defined as all liquid investments with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk.

Marketable Securities—Available-for-Sale.    All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in “Interest and other income (expense), net.” The cost of securities sold is based on the specific identification method.

The following is a summary of our marketable security portfolio including cash equivalents of $30.1 million and $22.2 million as of December 31, 2003 and 2002, respectively.

	Amortized Cost	Net Unrealized Gains (Losses)	Estimated Fair Value
	(in thousands)
December 31, 2003
U.S. Treasury notes and other U.S. government and agency securities	$120,717	$(6)	$120,711
Corporate debt securities	173,016	477	173,493

	$293,733	$471	$294,204

December 31, 2002
U.S. Treasury notes and other U.S. government and agency securities	$146,314	$1,589	$147,903
Corporate debt securities	278,684	1,696	280,380
Long term equity investments	1,381	124	1,505

	$426,379	$3,409	$429,788

As of December 31, 2003 and 2002, all of our investments are classified as short-term, as we have classified our investments as available for sale and may not hold our investments until maturity. Unrealized losses were not material and have therefore been netted against unrealized gains. As of December 31, 2003, our marketable securities had the following maturities:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than one year	$157,002	$157,358
Between one and two years	114,189	114,431
Between two and three years	22,542	22,415

	$293,733	$294,204

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net realized gains of $0.7 million, $1.4 million, and $2.0 million from sales of marketable securities were included in “Interest and other income/(expense), net” in 2003, 2002, and 2001, respectively.

Accounts Receivable.    Accounts receivable as of December 31, 2003 and 2002 included an allowance for doubtful accounts of $0.6 million and $0.5 million, respectively.

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

	December 31,
	2003	2002
	(in thousands)
Office equipment	$4,387	$4,968
Laboratory equipment	14,792	24,489
Computer equipment	42,514	70,817
Leasehold improvements	30,187	31,010

	91,880	131,284
Less accumulated depreciation and amortization	(64,543)	(99,497)

	$27,337	$31,787

Depreciation expense, including amortization expense of assets under capital leases and leasehold improvements, was $12.0 million, $19.1 million and $31.2 million for 2003, 2002, and 2001, respectively.

Certain laboratory and computer equipment used by us could be subject to technological obsolescence in the event that significant advancement is made in competing or developing equipment technologies. Management continually reviews the estimated useful lives of technologically sensitive equipment and believes that those estimates appropriately reflect the current useful life of our assets. In the event that a currently unknown significantly advanced technology became commercially available, we would re-evaluate the value and estimated useful lives of our existing equipment, possibly having a material impact on the financial statements.

Valuation of Long-Lived Assets.    Long-lived assets, including certain identifiable intangible assets and goodwill, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable such as a significant industry downturn or a significant decline in our market value. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of impairment charges for long-lived assets and certain identifiable intangible assets including goodwill relating to those assets that management expects to hold and use are based on the fair value of such assets. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Long-Term Investments.    We have made equity and debt investments in a number of companies whose businesses may be complementary to our business. Most of these investments were made in connection with the establishment of a collaborative arrangement between us and the investee company. We account for our investments in publicly-traded companies in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as available-for-sale and are adjusted to their fair value each period based on their traded market price with any adjustments being recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Investments in privately-held companies are carried at cost. We own less than 20% of the outstanding voting stock of each long-term investment and do not have the ability to exert significant influence over these investments.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, our long-term investments consisted of equity investments in privately-held companies. As of December 31, 2002, our long-term investments consisted of equity and debt investments in publicly-held and privately-held companies. For the years ended December 31, 2003, and 2002, we recorded an impairment charge of $18.0 million and $9.7 million, respectively, as a result of writedowns related to reduced market valuations of our long-term investments. Impairment charges are included in “Interest and other income (expense), net.”

Derivative Financial Instruments.    We hold warrants to purchase equity securities of other companies. Warrants that can be exercised and settled by delivery of net shares such that we pay no cash upon exercise or that are held in public companies are deemed derivative financial instruments. Gains and losses resulting from changes in fair value are recognized on the consolidated statement of operations, “Gain (loss) on certain derivative financial instruments” in the period of change. We determine the fair value of our warrants through option pricing models using current market price and volatility assumptions. We adopted FASB Statement No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”) on January 1, 2001 and recorded a $2.3 million cumulative gain, or $0.03 per share in 2001, relating to the valuation of warrants held in other companies, which is recorded in the consolidated statements of operations as a cumulative effect of accounting change. The asset balances are included in long-term investments.

Intangible and Other Assets.    In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The adoption of this statement on January 1, 2002 did not have a material impact on our consolidated financial statements; however, it requires disclosure of the effect of the application of SFAS 142 on all periods presented as if the adoption of the statement occurred as of January 1, 2000. The reconciliation of reported net loss for the adoption of SFAS 142 is as follows (in thousands, except per share amounts):

	For the Year Ended December 31,
	2003	2002	2001
Reported loss before accounting change	$(166,463)	$(136,855)	$(185,514)
Add back: Goodwill amortization	—	—	6,938
Add back: Assembled workforce amortization	—	—	540

Adjusted loss before accounting change	$(166,643)	$(136,855)	$(178,036)

Reported net loss	$(166,643)	$(136,855)	$(183,235)
Add back: Goodwill amortization	—	—	6,938
Add back: Assembled workforce amortization	—	—	540

Adjusted net loss	$166,643)	$(136,855)	$(175,757)

Basic and diluted net loss per share:
Reported loss before accounting change	$(2.33)	$(2.03)	$(2.80)
Goodwill amortization	—	—	0.10
Assembled workforce amortization	—	—	0.01

Adjusted loss before accounting change	$(2.33)	$(2.03)	$(2.69)

Reported net loss	$(2.33)	$(2.03)	$(2.77)
Goodwill amortization	—	—	0.10
Assembled workforce amortization	—	—	0.01

Adjusted net loss	$(2.33)	$(2.03)	$(2.66)

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible and other assets, net totaling $25.1 million and $26.1 million as of December 31, 2003 and 2002, respectively, consist of $20.5 million and $20.1 million of intangible assets, net as of December 31, 2003 and 2002, respectively and $4.6 million and $6.0 million of other assets as of December 31, 2003 and 2002, respectively. Intangible assets consist of the following (in thousands):

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Capitalized patents	$22,023	$(3,465)	$18,558	$14,465	$(1,582)	$12,883
Capitalized software	359	(305)	54	7,638	(2,797)	4,841
Acquired database technology	2,638	(798)	1,840	2,638	(429)	2,209
Other intangibles	362	(317)	45	362	(171)	191

Total	$25,382	$(4,885)	$20,497	$25,103	$(4,979)	$20,124

Costs of patents and patent applications are capitalized and amortized on a straight-line basis over their estimated useful lives of approximately ten years in accordance with the provisions of Accounting Principles Board Opinion No. 17, Intangible Assets (“APB 17”). Capitalized software costs, which consist of software development costs incurred in developing certain products once the technological feasibility of the products has been determined, are recorded in accordance with FASB Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”), and are amortized on a straight-line basis over the estimated useful life of three years. Acquired database technology and other intangible assets recorded in conjunction with the acquisition of Proteome, Inc. are being amortized using the straight-line method over estimated useful lives ranging from three to eight years. Amortization expense for the years ended December 31, 2003, 2002 and 2001 related to intangible assets was $5.0 million, $3.7 million and $14.8 million, respectively.

The expected future annual amortization expense of other intangible assets is as follows (in thousands):

Year Ended December 31,	Amortization Expense
(in thousands)
2004	$2,708
2005	2,654
2006	2,632
2007	2,631
2008	2,524
Thereafter	7,348

Total future amortization expense	$20,497

In 2003, as part of our annual review of our existing long-lived assets, we determined, based on certain impairment indicators, that an asset related to capitalized software should be analyzed for impairment. As a result of this analysis, we determined that the net book value of the asset was in excess of future revenues expected from the sale of this asset reduced by costs to sell. It was therefore determined that this capitalized software was impaired, resulting in a $4.7 million impairment charge that has been recorded in “Other expenses.”

Internal Use Software.    We account for software developed or obtained for internal use in accordance with Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). The statement requires capitalization of certain costs incurred in the development of internal-use

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software, including external direct material and service costs, employee payroll and payroll related costs. Capitalized software costs, which are included in property and equipment, are depreciated over three to five years.

Royalties Payable.     Royalties payable arise from the sublicense of third party patents. These costs are accrued and matched with revenue recognition in the period of the recording of revenue. The amount accrued as of December 31, 2003 and 2002 arises from the licensing of technologies for which we owe royalties to third parties.

Accumulated Other Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2003	2002
	(in thousands)
Unrealized gains on marketable securities	$471	$3,409
Cumulative translation adjustment	(1,037)	(955)

	$(566)	$2,454

Revenue Recognition.    Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. In connection with our information products line, we enter into various types of agreements for access to our information databases and use of our intellectual property. In connection with our custom genomics products, which we exited in the fourth quarter of 2001, we also entered into agreements for sales of our custom products and services. Revenue is deferred for fees received before earned or until no further obligations exist.

Revenues from ongoing database agreements are recognized evenly over the access period. Revenues from licenses to our intellectual property are recognized when earned under the terms of the related agreements. Royalty revenues are recognized upon the sale of products or services to third parties by the licensee or other agreed upon terms. Revenues from custom products, such as clones and datasets, were recognized upon completion and delivery.

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 became effective for revenue arrangements we entered into after June 30, 2003. The application of EITF 00-21 did not have a material impact to our revenue arrangements for the year ended December 31, 2003.

Revenues received from agreements in which customers paid with equity securities in their company were $0 million, $2.4 million and $8.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, revenues received from agreements in which we concurrently invested funds in the customer’s equity securities were $0.8 million, $0.7 million and $16.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Revenues recognized from transactions in which there was originally a concurrent commitment to purchase goods or services from the other party to the transaction for the years ended December 31, 2003, 2002 and 2001 were $3.5 million, $4.0 million and $24.7 million, respectively. No new transactions in which there was a concurrent commitment by us to purchase goods or services from the other party to the transaction were entered into during the year ended December 31, 2003. Of commitments made in prior periods, we expensed $10.8 million, $22.0 million and $18.7 million for the years ended December 2003, 2002 and 2001, respectively.

The above transactions were recorded at fair value in accordance with our revenue recognition policy.

Research and Development.    Research and development expenses are comprised of the following types of costs incurred in performing R&D activities: salaries and benefits related, collaboration and outside services, and occupancy and all other costs. Research and development expenses are expensed as incurred.

Purchased In-process Research and Development.    Costs to purchase in-process research and development projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred.

Other Expenses.    We recognize other expenses related to our plans to exit certain activities resulting from actions from our Board of Directors. In connection with our exit activities, we record other expenses for employee termination benefit costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The remaining carrying value of such assets was not material as of December 31, 2003 and 2002. The recognition of other expenses requires Incyte management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management’s

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that they are adequate, that no excess accruals are retained, and that the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

Stock-Based Compensation.    In accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), Incyte has elected to continue applying the provisions APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as amended by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), in accounting for our stock-based compensation plans. Accordingly, we do not recognize compensation expense for stock options granted to employees and directors when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.

The fair value of each option and employee purchase right was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	For the Years Ended December 31,			For the Years Ended December 31,
	2003	2002	2001	2003	2002	2001
Average risk-free interest rates	2.68%	2.77%	4.25%	1.39%	1.80%	4.41%
Average expected life (in years)	3.56	3.31	3.46	0.66	0.50	0.50
Volatility	89%	89%	86%	96%	84%	98%

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

For purposes of disclosures pursuant to SFAS 123, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), the estimated fair value of options is amortized over the option’s vesting period. The following illustrates the pro forma effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net loss, as reported	$(166,463)	$(136,885)	$(183,235)
Add: Stock-based employee compensation	1,950	4,169	1,405
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards	(11,995)	(21,284)	(20,160)

Pro forma net loss, SFAS 123 adjusted	$(176,508)	$(154,000)	$(201,990)

Basic and diluted net loss per share—as reported	$(2.33)	$(2.03)	$(2.77)

Basic and diluted net loss per share—SFAS 123 adjusted	$(2.47)	$(2.28)	$(3.05)

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of stock awards (including restricted stock units) granted during 2003, 2002, and 2001 was $2.80, $4.40, and $10.56 per share, respectively. The average fair value of the employees’ purchase rights under the Employee Stock Purchase Plan during 2003, 2002, and 2001 is estimated at $1.81, $4.08, and $8.34, respectively, on the date of grant using the Black-Scholes multiple-options pricing model.

We also record and amortize over the related vesting periods, deferred compensation representing the difference between the price per share of stock issued or the exercise price of stock options granted and the fair value of our common stock at the time of issuance or grant.

Advertising Costs.    All costs associated with advertising products are expensed in the year incurred. Advertising expense for the years ended December 31, 2003, 2002, and 2001, was $0.3 million, $0.3 million, and $1.4 million, respectively.

Pronouncements adopted in 2003.    In August 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additionally, SFAS 146 establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on our results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require more prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting (“APB 28”) to require disclosure about the net income effects in interim financial information. The provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have any impact to our results of operations, financial position or cash flows as our adoption of this standard involved disclosures only. The disclosure provisions of this statement have been included in our notes to consolidated financial statements.

In November 2002, the EITF of the Financial Accounting Standards Board issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which addresses certain aspects of the

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 became effective for revenue arrangements we entered into after June 30, 2003. The application of EITF 00-21 did not have a material impact to our results of operations, financial position or cash flows for the year ended December 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to December 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. We will adopt this interpretation in the first quarter of fiscal year 2004. We do not believe that the adoption of FIN 46 will have a material effect on our results of operations, financial position or cash flows.

In April 2003, the FASB issued Statement No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, (“SFAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our results of operations, financial position or cash flows.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, many of which were previously classified as equity, as a liability. SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on our results of operations, financial position or cash flows.

Note 2.    Concentrations of Credit Risk

As of December 31, 2003, we had entered into agreements for information products and services, which includes licensing a portion of our intellectual property, with pharmaceutical, biotechnology and agricultural companies and academic institutions. Such agreements represented 100%, 96%, and 79% of revenues in 2003, 2002 and 2001, respectively. In general, customers agree to pay, during the term of the agreement, fees to receive non-exclusive access to selected modules of our databases and/or licenses of certain of our intellectual property. In addition, if a customer develops certain products utilizing our technology or proprietary information, we could potential receive royalty and milestone payments.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A single customer contributed 18% of total revenues for the year ended December 31, 2003. No single customer contributed 10% or more of revenues for the years ended December 31, 2002 or 2001.

Four customers comprised 50% of the accounts receivable balance as of December 31, 2003. Three customers comprised 45% of the accounts receivable balance as of December 31, 2002.

One long-term investment comprised 37% of the total long-term investments balance as of December 31, 2003 and a different long term investment comprised 42% the total long-term investments balance as of December 31, 2002. The activity in our long-term investments, in any given quarter, may result in gains or losses on sales or impairment charges. Amounts realized upon disposition of these investments may be different from their carrying value.

Note 3.    Commitments

As of December 31, 2003, we had noncancelable operating leases on multiple facilities and equipment, including facilities in Palo Alto, California; Wilmington, Delaware, Beverly, Massachusetts; and Cambridge, England. The leases expire on various dates ranging from February 2004 to March 2011. Certain leases have renewal options for periods ranging up to 5 years. Rent expense, excluding rent expense recognized in the restructuring charges in 2002 and 2001, for the years ended December 31, 2003, 2002 and 2001, was approximately $8.6 million, $11.6 million, and $13.1 million.

As of December 31, 2003, future noncancelable minimum payments under operating leases, including leases for sites included in the restructuring programs, net of contractual sub-lease arrangements, were as follows:

Year Ended December 31,	Operating Leases
(in thousands)
2004	$13,396
2005	12,956
2006	12,575
2007	12,318
2008	11,469
Thereafter	17,191

Total minimum lease payments	$79,905

In addition to the non-cancelable commitments included in the table above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events. We consider these potential obligations contingent, and have summarized all significant arrangements below.

We have a purchase commitment of $2.5 million as of December 31, 2003, the timing of which is dependent upon provision by the vendor of products or services. Additionally, as of December 31, 2003, we have committed to purchase up to $5.0 million of equity in Genomic Health, Inc. (“Genomic Health”), at the election of Genomic Health, which election may be made by Genomic Health at any time on or after January 1, 2005.

Additional commitments related to Maxia Pharmaceuticals, Inc. (“Maxia”) and Pharmasset Ltd. (“Pharmasset”) (see Note 14, Purchased In-process Research Development) are also considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones had been achieved as of December 31, 2003.

In September 2003, we entered into a collaborative licensing agreement with Pharmasset to develop and commercialize Reverset, an antiretroviral drug that is currently in Phase II clinical development for the treatment of the human immunodeficiency virus (“HIV”). Under the terms of the agreement, we agreed to pay Pharmasset certain performance milestone payments and future royalties on net sales. None of these milestones had been achieved as of December 31, 2003.

We have entered into and intend to continue to seek to license additional patent rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay milestone payments and royalties on sales of future products.

In December 2003, we entered into an agreement with a clinical research organization, or CRO, to provide certain Reverset clinical trial management services. Under the terms of the agreement, we agreed to pay this CRO up to $6.2 million for certain future performance milestone payments, management fees and pre-approved out of pocket expenses. As of December 31, 2003, no payments related to this agreement had been made, nor have any of these milestones been achieved.

Note 4.    Other Assets

In January 2002, in connection with his employment by Incyte as President and Chief Scientific Officer, Robert B. Stein received an interest-free loan from us in the amount of $750,000 to be used toward the purchase of a residence in California. The loan is evidenced by a promissory note and secured by the residence. As part of the terms of the loan, if Dr. Stein was still employed by Incyte, 50% of the outstanding principal balance would be forgiven on November 26, 2004, and the remaining outstanding principal balance of the loan would be forgiven on November 26, 2005. Any acceleration of the loan or termination of Dr. Stein’s employment relationship with us prior to the then-applicable forgiveness date would terminate and void any remaining right of Dr. Stein to receive any forgiveness of the then-outstanding principal balance of the loan. In August 2003, Dr. Stein terminated his employment with Incyte and in accordance with the terms of the loan, the outstanding principal balance of $750,000 is to be repaid by August 2004.

In March 2002, in connection with his employment by Incyte as Executive Vice President and Chief Drug Discovery Scientist, Brian W. Metcalf received an interest-free loan from us in the amount of $400,000 to be used for financing his residence in California. The loan is evidenced by a promissory note and secured by the residence. On February 6, 2003, 25% of the outstanding principal balance was forgiven, and  1/48 of the principal amount will be forgiven on the last day of each month thereafter, with the remaining outstanding principal balance of the loan forgiven on February 6, 2006, if Dr. Metcalf is still employed by us on those dates. Any acceleration of the loan or termination of Dr. Metcalf’s employment relationship with us prior to the then-applicable forgiveness date will terminate and void any remaining right of Dr. Metcalf to receive any forgiveness of the then-outstanding principal balance of the loan. We are amortizing this loan on a straight-line basis over the forgiveness period.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense related to amortization of the loans above was $0.2 million for the year ended December 31, 2003.

Note 5.    Convertible Subordinated Notes

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

We repurchased on the open market, and retired, $3.8 million, $6.7 million, and $8.0 million in face value of convertible subordinated notes during the years ended December 31, 2003, 2002, and 2001, respectively. Gains of $0.7 million, $1.9 million, and $2.4 million on these transactions were recognized for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2003, we had repurchased, cumulatively, $33.5 million face value of the notes on the open market. All gains on repurchase are presented as “Gain on repurchase of convertible subordinated notes” in our statement of operations

Note 6.    Stockholders’ Equity

Preferred Stock.    We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2003 or 2002. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future. We have reserved 500,000 shares of preferred stock designated as Series A Participating Preferred Stock for issuance in connection with the Stockholders Rights plan described below.

Common Stock.    As of December 31, 2003, we had reserved a total of 18,607,964 shares of our common stock for future issuance related to our stock plans, our Employee Stock Purchase Plan (“ESPP”) described below and the conversion of the convertible subordinated notes described in Note 5.

In October 2002, we announced that our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock in the open market and privately negotiated transactions. Through December 31, 2003, the Company repurchased, and retired, 1,165,000 shares for an aggregate purchase price of $5.8 million.

In June 2003, our stockholders approved an increase in the number of shares available for grant under the ESPP from 2,100,000 shares to 3,100,000 shares.

Stock Compensation Plans.    Summaries of stock option activity for our stock option plans as of December 31, 2003, 2002, and 2001, and related information for the years ended December 31 are included in the plan descriptions below.

1991 Stock Plan.    In November 1991, the Board of Directors adopted the 1991 Stock Plan (the “Stock Plan”), which was amended and restated for issuance of common stock to employees, consultants, and scientific advisors. Options issued under the plan shall, at the discretion of the compensation committee of the Board of Directors, be either incentive stock options, nonstatutory stock options or restricted stock units. The exercise

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prices of incentive and non-statutory stock options granted under the plan are not less than the fair market value on the date of the grant, as determined by the Board of Directors. Options generally vest over four years, pursuant to a formula determined by our Board of Directors, and expire after ten years. Certain options granted in 2002 vest pro rata monthly over three years and expire after ten years. In June 2002, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the plan from 19,900,000 to 22,350,000.

During 2001, we granted 490,000 restricted stock units under the Stock Plan to certain management personnel. In connection with the grant of these restricted stock units, we recorded deferred compensation of $7.9 million in 2001. These restricted stock units have cliff vesting terms over one to four years and are being amortized to stock compensation expense over those vesting terms. During 2002, two executives who were previously granted restricted stock units terminated their employment with us. Accordingly, we reduced deferred compensation by $1.1 million to reflect the restricted stock units forfeited. During 2003, three executives, who were previously granted restricted stock units, terminated their employment with Incyte. As stated in their respective employment agreements, each of these executives was given accelerated vesting with regard to their remaining unvested restricted stock units. Accordingly, we recorded a charge of $0.3 million to “Other expenses” and reduced deferred compensation by this amount to reflect the vesting of these restricted stock units.

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

Non-Employee Directors’ Stock Option Plan.    In August 1993, the Board of Directors approved the 1993 Directors’ Stock Option Plan (the “Directors’ Plan”), which was later amended. The Directors’ Plan provides for the automatic grant of options to purchase shares of common stock to our non-employee directors. In June 2002, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the plan from 800,000 to 1,100,000.

From the inception of the plan through March 1998, the Directors’ Plan provided that each new non-employee director joining the Board would receive an option to purchase 80,000 shares of common stock. In March 1998, the Directors Plan was amended to eliminate this initial grant. In May 2001, the Directors’ Plan was amended to provide that each new non-employee director joining the Board would receive an option to purchase 20,000 shares of common stock. In December 2001, the Directors’ Plan was amended to provide that this initial option shall cover the purchase of 30,000 shares of common stock. Additionally, members who continue to serve on the Board will receive annual option grants for 5,000 shares exercisable in full on the first anniversary of the date of the grant. All options are exercisable at the fair market value of the stock on the date of grant. As of December 31, 2003, we had options outstanding under the Directors’ Plan to purchase 483,000 shares of common stock at a weighted average exercise price of $11.186 (593,000 and 668,000 shares of common stock at a weighted average exercise price of $10.426 and $10.756 as of December 31, 2002 and 2001, respectively);

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

319,000 shares are vested and exercisable as of December 31, 2003 (474,000 and 536,000 shares were vested and exercisable as of December 31, 2002 and 2001, respectively). In 2003, and 2002, 160,000, and 55,000 shares of common stock, respectively, were purchased under the Directors’ Plan at a weighted average exercise price of $1.222 and $2.474, respectively. No options were exercised in 2001.

In June 2003, the Directors’ Plan was amended to allow the Board to increase an initial or annual grant to reflect an increase in job responsibilities of a Nonemployee Director or to induce a Nonemployee Director to become or remain a Nonemployee Director.

Activity under the combined plans was as follows:

		Shares Subject to Outstanding Options
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at December 31, 2000	3,615,838	8,262,601	$14.96
Additional authorization	2,500,000	—	—
Options granted	(4,543,832)	4,543,832	17.66
Options exercised	—	(752,191)	11.01
Options canceled	1,633,830	(1,673,468)	22.75

Balance at December 31, 2001	3,205,836	10,380,774	$15.18
Additional authorization	2,750,000	—	—
Options granted	(3,876,975)	3,876,975	7.44
Options exercised	—	(1,133,045)	4.29
Options canceled	1,933,565	(1,967,931)	19.06

Balance at December 31, 2002	4,012,426	11,156,773	$12.20
Additional authorization	—	—	—
Options granted	(1,338,725)	1,338,725	$4.64
Options exercised	—	(401,055)	$1.32
Options canceled	3,554,160	(3,562,557)	$14.39

Balance at December 31, 2003	6,227,861	8,531,886	$10.58

Options to purchase a total of 4,462,976, 4,779,088, and 4,139,069 shares as of December 31, 2003, 2002, and 2001, respectively, were exercisable. Of the options exercisable, 4,462,976, 4,779,088, and 4,127,069 shares were vested as of December 31, 2003, 2002, and 2001, respectively.

Options Assumed in Proteome Acquisition.    As part of the Proteome acquisition, Proteome stock option holders received options to purchase 216,953 shares of Incyte common stock with a weighted average exercise price of $7.60. We recognized $2,479,000 of deferred compensation related to these options, which is being amortized over the vesting period of the options. In connection with the workforce reduction related to the restructurings in 2002 and 2001, we terminated the employment of certain Proteome stock option holders included in the original calculation and reduced the deferred compensation by $0.1 million and $1.3 million as of December 31, 2002 and 2001, respectively. Options to purchase a total of 29,370, 29,372, and 41,181 shares were vested and exercisable as of December 31, 2003, 2002, and 2001, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2003, for the 1991 Stock Plan, the 1996 Synteni Stock Plan, the 1998 Proteome Stock Plan, and the 1993 Non-employee Directors’ Stock Option Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001– $ 4.32	928,097	7.63	$2.74	214,471	$2.47
$ 4.44– $ 5.06	547,675	9.25	$4.78	45,599	$4.77
$ 5.12– $ 5.24	1,078,084	9.01	$5.22	329,673	$5.24
$ 5.29– $ 5.97	934,525	8.85	$5.93	333,421	$5.93
$ 6.15– $ 10.44	919,029	6.45	$8.04	626,588	$8.78
$10.47– $ 11.69	867,580	7.66	$11.15	472,165	$11.08
$11.89– $ 14.48	1,108,089	7.41	$13.93	681,195	$13.89
$14.49– $ 16.19	1,134,487	6.57	$15.45	927,683	$15.31
$16.38– $ 22.72	853,097	6.22	$20.31	686,719	$20.09
$23.11– $119.88	161,223	6.54	$40.84	145,462	$41.03

	8,531,886	7.59	$10.58	4,462,976	$13.13

Employee Stock Purchase Plan.    On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan (“ESPP”). In June 2002, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the plan from 1,600,000 to 2,100,000. In June 2003, our stockholders approved an increase in the number of shares available for grant from 2,100,000 shares to 3,100,000 shares. Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 534,459, 433,969, and 301,763 shares under the ESPP in 2003, 2002, and 2001, respectively. As of December 31, 2003, 1,378,550 shares remain available for issuance under the ESPP.

Stockholders Rights Plan.    On September 25, 1998, the Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”), pursuant to which one preferred stock purchase right (a “Right”) was distributed for each outstanding share of common stock held of record on October 13, 1998. One Right will also attach to each share of common stock issued by the Company subsequent to such date and prior to the distribution date defined below. Each Right represents a right to purchase, under certain circumstances, a fractional share of our Series A Participating Preferred Stock at an exercise price of $100.00, subject to adjustment. In general, the Rights will become exercisable and trade independently from the common stock on a distribution date that will occur on the earlier of (i) the public announcement of the acquisition by a person or group of 15% or more of the common stock or (ii) ten days after commencement of a tender or exchange offer for the common stock that would result in the acquisition of 15% or more of the common stock. Upon the occurrence of certain other events related to changes in ownership of the common stock, each holder of a Right would be entitled to purchase shares of common stock, or an acquiring corporation’s common stock, having a market value of twice the exercise price. Under certain conditions, the Rights may be redeemed at $0.01 per Right by the Board of Directors. The Rights expire on September 25, 2008.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current
Foreign	$554	$985	$830
State	(77)	135	100

Total provision for income taxes	$477	$1,120	$930

Income (loss) before provision for income taxes and cumulative effect of accounting change consisted of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
U.S. taxable entities	$(165,986)	$(136,122)	$(184,584)
Other	310	357	—

	$(165,676)	$(135,765)	$(184,584)

The provision for income taxes before cumulative effect of accounting change differs from the federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Provision (benefit) at U.S. federal statutory rate	$(58,095)	$(47,518)	$(64,604)
Unbenefitted net operating losses	57,844	46,159	46,572
Restructuring charges and long-lived asset impairments	—	—	15,791
Other	728	2,479	3,171

Provision for income taxes	$477	$1,120	$930

Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$206,400	$146,200
Research credits	20,400	17,500
Capitalized research and development	27,400	22,200
Investments	14,500	7,900
Other, net	15,700	13,500

Total gross deferred tax assets	284,400	207,300
Less valuation allowance for deferred tax assets	(283,600)	(206,300)

Net deferred tax assets	800	1,000
Deferred tax liabilities:
Purchased intangibles	800	1,000

Net deferred tax assets and liabilities	$—	$—

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance for deferred tax assets increased by approximately $77.3 million, $56.9 million, and $57.5 million during the years ended December 31, 2003, 2002, and 2001, respectively. Approximately $59.9 million of the valuation allowance for deferred tax assets relates to benefits from stock option deductions which, when recognized, will be allocated directly to contributed capital.

Management believes the uncertainty regarding the timing of the realization of net deferred tax assets requires a valuation allowance.

As of December 31, 2003, we had federal net operating loss carryforwards of approximately $585.6 million. We also had federal research and development tax credit carryforwards of approximately $13.1 million. The net operating loss carryforwards and tax credits will expire at various dates, beginning in 2006 through 2023, if not utilized. We also had California research and development tax credit carryforwards of $11.2 million which can be carried forward indefinitely.

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

	December 31,
	2003	2002	2001
Outstanding stock options	8,531,886	11,156,773	10,380,774
Common shares issuable upon conversion of subordinated notes	2,469,667	2,525,957	2,625,334

Total potential common shares excluded from diluted net loss per share computation	11,001,553	13,682,730	13,006,108

Note 9.    Defined Contribution Plan

We have a defined contribution plan covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $1.2 million, $1.5 million, and $2.0 million in 2003, 2002, and 2001, respectively.

Note 10.    Segment Reporting

Our operations are treated as one operating segment, biotechnology drug discovery and development, in accordance with FASB Statement No. 131 (“SFAS 131”). For the twelve months ended December 31, 2003, we recorded revenue from customers throughout the United States and in Austria, Belgium, Canada, France, Denmark, Germany, Israel, Japan, the Netherlands, Sweden, Switzerland, and the United Kingdom. Export revenues for the years ended December 31, 2003, 2002, and 2001 were $15.3 million, $34.8 million, and $50.8 million, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Litigation

Affymetrix

On December 21, 2001, we settled the following existing patent infringement litigation with Affymetrix, Inc.: Affymetrix, Inc. v. Synteni, Inc. and Incyte Pharmaceuticals, Inc., Case Nos. C 99-21164 JF and C 99-21165 JF (N.D. Cal.); Incyte Genomics, Inc. v. Affymetrix, Inc., Case No. C 01-20065 JF (N.D. Cal.); and the Incyte Opposition to Affymetrix’s European Patent No. EP 0 619 321. The first lawsuit involved several of Affymetrix’s microarray-related patents. The second lawsuit involved our RNA amplification patents and two additional microarray-related patents held by Affymetrix. As a part of the settlement, the companies have agreed to certain non-exclusive, royalty-bearing licenses and an internal use license under their respective intellectual property portfolios. Pursuant to the settlement, we received a net cash settlement that was recorded as revenue in 2001. On December 2, 2002, we settled our appeal before the United States District Court for the Northern District of California seeking de novo review of the Board of Patent Appeals and Interferences’ decision relating to patent applications licensed by us from Stanford University (Case No. C99-21111JF). Pursuant to the settlement agreement, the Court entered a final judgment in Case No. C99-21111JF on December 4, 2002, which among other things, found there was no interference in fact between the claims in Incyte’s patent applications and the claims Affymetrix issued. The order remanded those matters to the United States Patent Office’s Board of Patent Appeals and Interferences for further proceedings consistent with the final judgment.

Invitrogen

In October 2001, Invitrogen Corporation (“Invitrogen”) filed an action against us in federal court, alleging infringement of three patents. The complaint seeks unspecified money damages and injunctive relief. In November 2001, we filed our answer to Invitrogen’s patent infringement claims, and asserted seven counterclaims against Invitrogen, seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches and patent misuse. We are also seeking our fees, costs and expenses. Invitrogen filed its answer to our counterclaims in January 2002. In February 2003, we added a counterclaim for unfair business practices. On June 24, 2003, the Court entered a stay of all proceedings. The stay expired on September 17, 2003. See Note 15, Subsequent Events for further discussion.

We believe we have meritorious defenses and intend to defend the suit brought by Invitrogen vigorously if Invitrogen prevails on appeal and the stay is lifted. However, our defenses may be unsuccessful. At this time, we cannot reasonably estimate the possible range of any loss or damages resulting from these suits and counterclaims due to uncertainty regarding the ultimate outcome. In addition, if the case goes forward, we expect that the litigation will result in future costs to us, regardless of the outcome, which could be substantial.

In November 2001, we filed a complaint against Invitrogen in federal court alleging infringement of some of our patents. Our complaint sought a permanent injunction enjoining Invitrogen from further infringement of the patents at issue, damages for Invitrogen’s conduct, as well as our fees, costs and interest. We further sought triple damages from the infringement claim based on Invitrogen’s willful infringement of our patents. On April 2, 2002, Invitrogen filed its answer to our complaint and brought counterclaims against us, seeking declaratory judgments that the patents in suit are invalid and not infringed. On April 25, 2002, we filed our reply denying Invitrogen’s counterclaims. In January 2004, we reached an agreement to settle our suit against Invitrogen, with Invitrogen entering into a license agreement with us. See Note 15, Subsequent Events for further discussion.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Iconix Pharmaceuticals, Inc.

In May 2001, we entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. (“Iconix”), a related party as defined by SFAS 57. Pursuant to the terms of the Agreement, the parties agreed to collaborate on the development and commercialization of a chemical genomic database (the “Database”), currently called DrugMatrix®. The Database was to be designed by Iconix to contain data, information and annotations related to gene expression, chemicals, pharmacology and toxicology, and related informatics tools and software. On November 10, 2003, Iconix filed a demand for arbitration against us. Based upon pre-arbitration correspondence from Iconix, we believe Iconix is alleging that we are obligated to make payments to it in the aggregate amount of $28.25 million. We believe that Iconix’s interpretation of the parties’ contract with respect to these payments is erroneous and that these payments are not owed. In addition, we have asserted counterclaims related to Iconix’s nonperformance of certain of its contractual obligations to us.

There can be no assurance as to the ultimate outcome of any such arbitration and at this time, we cannot predict the financial impact to us of the results of the arbitration. Regardless of the outcome, we could incur substantial costs and diversion of management time as a result of the arbitration.

Note 12.    Related Party Transactions

The following summarizes our related party transactions as defined by FASB Statement No. 57, Related Party Disclosures (“SFAS 57”). In each of the transactions noted in which a director of Incyte was at the time of the transaction in some way affiliated with the other party to the transaction, such director recused himself from voting on the related party transaction, other than the Senomyx, Inc. transaction.

In September 1997, we formed a joint venture, diaDexus, LLC (“diaDexus”), with SmithKline Beecham Corporation (“SB”), to utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. We held a 50 percent equity interest in diaDexus and accounted for the investment under the equity method. In July 1999, we and SB each invested an additional $2.5 million in diaDexus as evidenced in the form of convertible notes. In April 2000, diaDexus obtained additional financing through a private equity offering, converted from an LLC to a corporation and repaid in full the $2.5 million principal amount of, together with accrued interest on, the convertible note held by Incyte. Under diaDexus’ new capital structure, we own shares of Series B preferred stock at a cost of $1.3 million and no longer have the ability to exert significant influence over diaDexus. We currently have an executive officer who sits on diaDexus’ board of directors on behalf of Incyte.

In December 2000, we entered into a Collaboration Agreement with Senomyx, Inc. (“Senomyx”). Frederick B. Craves, a director of Incyte, is a partner of Bay City Capital, which holds shares of Senomyx stock. Under the agreement, Senomyx obtained access to our LifeSeq Gold and ZooSeq database and received 300 clones at no charge and additional clones at $300 each. At the same time, we purchased shares of Series D Preferred Stock of Senomyx for an aggregate purchase price of $6.5 million.

In March 2001, we entered into a LifeSeq Collaboration Agreement, Patent License Agreement, Collaboration and Technology Transfer Agreement and Proteome BioKnowledge Library License Agreement with Genomic Health, Inc. (“Genomic Health”). Randal W. Scott, who served as Incyte’s Chairman of the Board until November 2001 and as a director of Incyte through December 2001, is Chairman of the Board, President and Chief Executive Officer of Genomic Health and owns more than 10% of the outstanding capital stock of Genomic Health. Julian C. Baker, who joined our Board in November 2001, is also a director of Genomic Health and holds shares, directly or beneficially, of both companies. Under the agreements, Genomic Health obtained access to our LifeSeq Gold database and BioKnowledge Library and received licenses to certain of the our

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intellectual property. Amounts Genomic Health is paying Incyte under these agreements are similar to those paid to us under agreements between Incyte and unrelated third parties. We received rights to certain intellectual property that Genomic Health may, in the future, develop. At the same time, we purchased shares of Series C Preferred Stock of Genomic Health for an aggregate purchase price of $5.0 million. In addition, in November 2000, we purchased shares of Series A Preferred Stock of Genomic Health for an aggregate purchase price of $1.0 million. We have further committed to purchase up to $5.0 million of equity in Genomic Health, at the election of Genomic Health, which election may be made by Genomic Health at any time on or after January 1, 2005.

In May 2001, we entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. (“Iconix”). Jon S. Saxe, a director of Incyte, is Chairman of the Board of Iconix. Incyte currently has an open seat on Iconix’s board. Pursuant to the terms of the Agreement, the parties agreed to collaborate on the development and commercialization of a chemical genomic database (the “Database”), currently called DrugMatrix. The Database was to be designed by Iconix to contain data, information and annotations related to gene expression, chemicals, pharmacology and toxicology, and related informatics tools and software. Under the agreement, Iconix obtained an exclusive license to our LifeExpress Lead database, access to LifeSeq and ZooSeq databases, licenses to certain of our intellectual property and use of our LifeArray expression array technology, each in connection with the Database. Amounts Iconix is paying Incyte under these agreements are similar to those paid to us under agreements between Incyte and unrelated third parties. At the same time, we purchased shares of Series E Preferred Stock of Iconix for an aggregate purchase price of $10.0 million. In the first quarter of 2002, we purchased $5.0 million of shares of Series F Preferred Stock of Iconix, fulfilling a commitment set forth in the agreements described above. We owned more than 10% of the outstanding capital stock of Iconix as of December 31, 2003 and 2002. In November 2003, Iconix filed a demand for arbitration against us. See Note 11.

In September 2001, we entered into a Technology Access for Licensed Reagent Manufacture Agreement with Epoch Biosciences, Inc. (“Epoch”). Frederick B. Craves, a director of Incyte, is Chairman of the Board of Epoch and Bay City Capital, of which Dr. Craves is a partner, holds shares of Epoch stock. Dr. Craves also holds shares of Epoch stock directly. Under the agreements, Epoch obtained access to our LifeSeq Gold and ZooSeq databases and received licenses to certain of our intellectual property. Amounts Epoch has paid Incyte under these agreements are similar to those paid to us under agreements between Incyte and unrelated third party customers. We have identified Epoch as the preferred provider of certain probes to Incyte’s users of LifeSeq Gold. Additionally, Epoch will supply us with certain probes for internal development purposes.

In September 2001, we entered into a Collaboration Agreement, Patent License Agreement and two Unilateral Development and Commercialization Agreements with Medarex, Inc. (“Medarex”). Frederick B. Craves, a director of Incyte, is also a director of Medarex and Bay City Capital, of which Dr. Craves is a partner, holds shares of Medarex stock. Under the agreements, Medarex obtained access to our LifeSeq Gold database and received licenses to certain of our intellectual property. Amounts Medarex has paid us under these agreements are similar to those paid to us under agreements between Incyte and unrelated third party customers. Additionally, under the terms of the agreements, Medarex and Incyte expect to share equally the cost and responsibility of preclinical and clinical development of antibody products. In addition, the two companies plan to jointly commercialize any antibody products resulting from this collaboration.

In January 2002, we assigned our lease agreement for our former Fremont, California facility to Genospectra, Inc. (“Genospectra”). Frederick B. Craves, a director of the Company, is also a director of Genospectra. We do not expect to have any further obligations pursuant to this lease.

In March 2002, we converted $3.0 million of convertible notes from Odyssey Pharmaceuticals, Inc. (“Odyssey”) into 1,705,919 shares of Odyssey’s preferred stock, resulting in Incyte owning more than 10% of the

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding capital stock of Odyssey as of December 31, 2002. The number of shares received upon conversion reflects the number pursuant to the related agreement. We have recorded a gain on this conversion of $0.8 million for the year ended December 31, 2002.

During 2002, we loaned $1.5 million to Maxia in connection with our exclusive negotiations with Maxia regarding an acquisition or other strategic transaction. Frederick B. Craves, a director of Incyte, is a partner of Bay City Capital, which holds shares of Maxia stock. In exchange for the loan, Maxia issued to Incyte a $1.5 million senior convertible note bearing interest at 8% per annum and can be converted into Maxia common stock at a set conversion price. On February 18, 2003, we acquired Maxia for a total purchase price of approximately $27.4 million in cash and stock and up to $14 million in future clinical performance milestone payments. The $1.5 million senior convertible note was applied as part of the purchase price. See also Note 14 “In Process Research and Development” for further discussion.

Frederick B. Craves, one of our directors, is a partner of Bay City Capital, which held shares of Maxia stock. A special committee of the Board of Directors, which did not include Dr. Craves, was formed to consider and approve this related party transaction.

Note 13.    Other Expenses

Costs associated with restructuring activities initiated after December 31, 2002, other than those activities related to purchase business combinations, are accounted for in accordance with Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Accordingly, costs associated with such plans are recorded as other expenses in the consolidated statements of operations when a liability is incurred. Costs associated with restructuring activities initiated prior to December 31, 2002 are accounted for in accordance with EITF Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). Accordingly, costs associated with such plans are recorded as other expenses in the consolidated statements of operations. Below is a summary of the activity related to other expenses recorded pursuant to SFAS 146 and EITF 94-3 for the periods in which activity related to our restructuring programs has taken place through the year ended December 31, 2003.

The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

2003 Restructuring and Other Impairments

	Nature of Charges	2003 Charges to Operations	2003 Charges Utilized	Accrual Balance as of December 31, 2003
	(in thousands)
Restructuring expenses:
Workforce reduction	Cash/Non-cash	$4,977	$(385)	$4,592
Equipment and other assets	Non-cash	1,879	(1,879)	—

Subtotal		6,856	(2,264)	4,592

Impairment of other long-lived assets	Non-cash	4,678	(4,678)	—

Other expenses		$11,534	$(6,942)	$4,592

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of a decision made in the fourth quarter of 2003 to restructure our information product line in connection with the discontinuation of our clone activities and support functions, we recognized other expenses of $11.5 million. The plan included elimination of certain headcount and write-down of certain assets related to our genomic information product line. We recorded charges of approximately $5.0 million related to the severance and benefits of approximately 75 employees, who worked at our Palo Alto, California location. As of January 2, 2004, all of these employees had been terminated. We also recorded a charge of $1.9 million related to the write-off of excess equipment and other assets associated with the activities being exited. The write-down of equipment and other assets relates primarily to computer equipment and related software, lab equipment and office equipment. We expect the activities related to this plan to be completed in 2004.

As part of our annual review of our existing long-lived assets, we determined, based on significant changes in the strategy of our overall business, that an asset related to capitalized software should be analyzed for impairment. As a result of this analysis, we determined that the net book value of the asset was in excess of future revenues expected from the sale of this asset reduced by costs to sell. It was therefore determined that this capitalized software was impaired, resulting in a $4.7 million impairment charge.

2002 Restructuring

	Nature of Charges	Original Charge Recorded in 2002	Accrual Balance as of December 31, 2002	2003 Charges to Operations	2003 Charges Utilized	Accrual Balance as of December 31, 2003
	(in thousands)
Restructuring expenses:
Workforce reduction	Cash	$7,325	$4,867	$—	$(4,867)	$—
Equipment and other assets	Non-cash	8,662	—	—	—	—
Lease commitments and other restructuring charges	Cash/Non-cash	17,924	18,504	3,649	(4,260)	17,893

Other expenses		$33,911	$23,371	$3,649	$(9,127)	$17,893

In November 2002, we announced plans to reduce our expenditures, primarily in research and development, through a combination of spending reductions, workforce reductions, and office consolidations. The plan included elimination of approximately 37% of our approximately 700-person workforce from our offices in Palo Alto, California, Beverly, Massachusetts, and Cambridge, England and the consolidation of our office and research facilities in Palo Alto, California. As a result, we recorded an expense of $33.9 million related to restructuring activities in the fourth quarter of 2002. During 2003, we recognized an additional charge of $3.7 million primarily relating to contract-related settlements and facilities lease expenses in excess of amounts originally estimated.

We recorded approximately $7.3 million related to the severance and benefits of approximately 250 employees who primarily worked at our Palo Alto, California location. As of January 11, 2003, all of these employees had been terminated. Through 2003, we fully utilized this accrual. We also recorded a charge of $8.7 million related to the write-down of excess equipment and other assets associated with the activities being exited and related infrastructure reductions. The write-down of equipment and other assets relates primarily to computer equipment and related software, lab equipment and office equipment. We fully utilized this accrual during 2002. Lease commitments and other restructuring related charges of $17.9 million were originally accrued for facilities leases related to the sites being exited and for related professional fees. We currently have one remaining lease related to an exited site that is due to expire in December 2010. During the year ended

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, we recognized an additional charge of $3.7 million primarily relating to this facility for lease expenses in excess of amounts originally estimated. We estimated the costs based on the contractual terms of agreements and current real estate market conditions. We estimate that it may take us another twelve months to sublease the remaining property that is still unoccupied. We may incur additional costs associated with these subleasing and lease termination activities.

2001 Restructuring and Other Impairments

	Nature of Charges	Original Charge Recorded in 2001	Accrual Balance as of December 31, 2002	2003 Charges to Operations	2003 Charges Utilized	Accrual Balance as of December 31, 2003
	(in thousands)
Restructuring expenses:
Workforce reduction	Cash	$8,114	$—	$—	$—	$—
Equipment and other assets	Non-cash	32,629	—	—	—	—
Lease commitments and other restructuring charges	Cash/Non-cash	14,859	8,225	683	(8,693)	215

Subtotal		55,602	8,225	683	(8,693)	215
Impairment of goodwill and other intangible assets	Non-cash	68,666	—	—	—	—
Impairment of other long-lived assets	Non-cash	6,104	—	—	—	—

Other expenses		$130,372	$8,225	$683	$(8,693)	$215

In October 2001, we announced a restructuring of our operations in order to focus on our database licensing and partnership programs and our drug discovery and development programs. As a part of the restructuring, we discontinued our microarray-based gene expression products and services, genomic screening products and services, public domain clone products and related services, contract sequencing services and internal program on single nucleotide polymorphism (SNP) discovery. As a result, we recorded an expense of $55.6 million related to restructuring activities in the fourth quarter of 2001. In 2001, we recorded a charge of approximately $8.1 million related to severance and fringe benefit charges for approximately 400 employees who primarily worked in the activities being exited as described above and related infrastructure support positions. As of December 31, 2002, all such employees had been terminated. This accrual was fully utilized in 2002. In 2001, we also recorded a charge of $32.6 million related to the write-down of excess equipment and other assets associated with the activities being exited and related infrastructure reductions. The write-down of equipment and other assets primarily relates to leasehold improvements, computer equipment and related software, lab equipment and office equipment associated with the activities being exited and related infrastructure reductions. During 2002, we recorded a non-cash charge of $0.7 million related primarily to assets disposed of at prices less than originally estimated. All of these charges were fully utilized in 2002. In 2001, we incurred charges of $14.9 million related to lease commitments and other restructuring related charges for facilities and equipment leases related to the activities being exited and contract-related provisions and settlement and professional fees. During 2003, we recognized an additional charge of $0.7 million primarily relating to facilities lease expenses in excess of amounts originally estimated. We utilized $8.7 million of accrued facilities and other restructuring charges during 2003. We currently have two leases related to facilities remaining related to this accrual which are due to expire in 2004. We expect to fully utilize the remaining accrual in 2004. In addition, in the fourth quarter of 2001 we recorded a reduction in goodwill and other intangible assets and impairment of other long-lived assets totaling $74.8 million.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002, we also recorded an additional charge of $3.4 million, which is comprised of a $0.7 million charge related to assets disposed of at prices less than originally estimated, a $3.3 million charge related to non-cash increases to the accrual as described below and a $0.6 million benefit related to reserves in excess of amounts originally estimated. During 2003, we recognized an additional charge of $0.7 million primarily relating to contract-related settlements and facilities lease expenses in excess of amounts originally estimated. Revenues from exited product lines for the year ended December 31, 2003, 2002 and 2001 were $0 million, $3.6 million and $45.3 million, respectively.

As a result of our change in strategic direction and restructuring and, pursuant to FASB Statement 121, Accounting for the Impairment of Long-Lived Assets, (“SFAS 121”), we performed an assessment of the carrying value of our goodwill and other intangible assets recorded in connection with our Hexagen Limited (“Hexagen”) and Proteome, Inc. (“Proteome”) acquisitions. Due to the change in strategic direction and restructuring, Hexagen’s activities, primarily related to SNP discovery, were discontinued. As a result, it was determined that the unamortized goodwill and intangible assets related to this acquisition had no future cash flows to support their carrying value and a $10.2 million charge was recorded to write these assets down to their estimated fair value. We acquired Proteome in December 2000 and recorded goodwill and other intangible assets of $70.8 million. At that time, we believed the acquisition would strengthen our database offering with a larger collection of protein annotation information. In the fourth quarter of 2001, we found that customers were unwilling to pay fees to access the Proteome databases that were sufficient to support the continued investment required to build and sustain Proteome’s products. In addition, we eliminated the positions of approximately 45% of Proteome employees. We considered these events to be indicators of potential impairment and performed an evaluation of the affected long-lived assets in accordance with our policy. The forecast of future cash flows indicated that the long-lived assets were impaired. We estimated the fair value of long-lived assets by discounting the cash flow forecast using a discount rate, which represented our weighted average cost of capital. As a result of the evaluation, we concluded that unamortized goodwill and other intangible assets were impaired and accordingly, $58.5 million was charged to operations in the fourth quarter of 2001 to write these assets down to their estimated fair value. The carrying value of these intangible assets was $1.9 million and $2.4 million as of December 31, 2003 and 2002, respectively.

In reviewing our existing long-lived assets, we determined, based on significant changes in the strategy of our overall business, that an asset relating to capitalized software should be analyzed for impairment. As a result of this analysis, we determined that the net book value of the asset was in excess of future revenues expected from sale of this asset reduced by costs to sell and that this capitalized software was impaired. As a result, we recognized a $6.1 million impairment charge.

14.    Purchased in-process research and development expenses

During 2003, we recorded $34.0 million of purchased in-process research and development expenses, consisting of $27.7 million for the acquisition of Maxia and $6.3 million related to a collaborative license agreement with Pharmasset, Ltd. (“Pharmasset”). Below is a summary of the activity related to purchased in-process research and development expenses for the year ended December 31, 2003.

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The transaction was accounted for as an asset purchase pursuant to FASB 141, Business Combinations, as Maxia had not commenced its planned principal operations as described in EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The purchase price was allocated as follows:

(in thousands)
Net tangible liabilities assumed	$(722.7)
In-process research and development	28,115.7

Total purchase price	$27,393.0

The total purchase price of approximately $27.4 million consists of approximately 4,476,092 shares of Incyte common stock with a fair value of $17.5 million, cash of approximately $5.6 million (consisting of $4.1 million cash paid to Maxia stockholders and a $1.5 million note payable from Maxia, issued in August 2002, that was applied to this transaction), direct transaction costs of $1.4 million and additional restructuring costs incurred as part of the acquisition of $2.9 million, in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The value of the 4,476,092 shares of Incyte common stock was based on a per share price of $3.91. For valuation purposes, this per share price of Incyte common stock was determined as the average closing market price for the five trading days preceding February 18, 2003, the date on which the number of shares to be issued became determinable. As of December 31, 2003, 3,600,820 shares have been issued and $3.1 million has been paid to the former Maxia stockholders. Direct transaction costs consist of fees for attorneys, accountants and filing costs. Of the total purchase price, up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the second anniversary of the consummation of the merger and up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the third anniversary of the consummation of the merger. We have paid these amounts and issued these shares into a third party escrow account.

The purchase price was allocated to the tangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date and to in-process research and development expense. Tangible assets acquired and liabilities assumed consist of cash of $0.5 million, prepaid expenses of $0.4 million, accounts payable of $0.8 million and accrued liabilities of $0.8 million. We recorded a charge at the time of acquisition for the purchase of in-process research and development expense (“IPRD”) that is presented as a separate component of operating expenses; the valuation represents the estimated fair value of incomplete projects, that at the time of acquisition, had no alternative future use and for which technological feasibility had not been established. Incyte acquired three IPRD compounds that are in stages ranging from discovery to preclinical phases; management has determined that each of these projects would require significant further development before they would be available for release to customers. In the fourth quarter of 2003, we reviewed these estimates further and decided to reverse a net $0.4 million to in-process research and development expenses, primarily due to lower than estimated transaction fees and other adjustments of $0.5 million and other adjustments of $0.2 million, partially offset by an additional charge of $0.3 million related to facilities expenses in excess of amounts originally estimated.

In accordance with EITF 95-3, we recorded a $2.9 million charge related to restructuring costs for Maxia, which consisted of workforce reductions and consolidation of facilities. We recorded employee termination costs of approximately $0.8 million for 28 employee positions. The job eliminations were completed in July 2003. We also recorded restructuring costs related to lease payments for property that has been vacated and other costs of $2.0 million. We estimate that it may take up to twelve months to sublease or otherwise terminate the lease for

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the unoccupied portion of the property in San Diego, California. During the year ended December 31, 2003, we have utilized $0.8 million of accrued severance charges and $1.0 million of accrued facilities and other restructuring costs. In 2003, we also recorded an additional charge of $0.3 million relating to facilities lease expenses in excess of amounts originally estimated.

We also recorded transaction costs related to the acquisition of $1.5 million and have utilized $0.9 million during the year ended December 31, 2003. After further review of our estimate of transaction costs, we determined that the remaining $0.5 million was not required and have credited this amount against in-process research and development expenses.

Below is a summary of activity related to accrued acquisition costs for the year ended December 31, 2003:

	Nature of Charge	Original Accrual	2003 Additions	2003 Accrual Utilized	Accrual Balance as of December 31, 2003
	(in thousands)
Accrued acquisition costs:
Workforce reduction	Cash	$845	$—	$(845)	$—
Lease commitments and other restructuring costs	Cash	2,016	326	(1,008)	1,334
Transaction fees	Cash	1,450	—	(893)	557
Reversal of accrual	Noncash	—	—	(557)	(557)

Accrued acquisition costs		$4,311	$326	$(3,303)	$1,334

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

15.    Subsequent Events

As discussed in our public filings, in February 2004, our Board of Directors approved a restructuring plan to close the Palo Alto, California research facilities and headquarters.

In February 2004, we issued $200 million of convertible subordinated notes in a private placement to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933, which resulted in net proceeds of approximately $194.0 million. In March 2004, we issued an additional $50 million of these convertible notes to the initial purchasers of the notes which resulted in additional net proceeds of approximately $48.5 million. The notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15, and are due February 15, 2011. The notes are subordinated to all senior indebtedness and pari passu in right of payment with our 5.5% convertible subordinated notes due 2007. As of December 31, 2003, we had no outstanding senior indebtedness. The notes are convertible into shares of our stock at an initial conversion price of approximately $11.22 per share. We may redeem the notes beginning February 20, 2007.

In October 2001, Invitrogen filed an action against us in federal court, alleging infringement of three patents. On February 9, 2004, the Court ordered a stay of all proceedings pending disposition of the appeal in a related case of a judgment invalidating the same patents that are asserted in this case.

In November 2001, we filed a complaint against Invitrogen in federal court alleging infringement of some of our patents. In January 2004, we reached an agreement to settle our suit against Invitrogen, with Invitrogen entering into a license agreement with us. On February 9, 2004, the Court ordered dismissal of the case.

Interim Consolidated Financial Information (Unaudited)

(in thousands, except per share data)

	Fiscal 2003 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$12,509	$11,036	$13,249	$10,298
Net loss(1)	(55,784)	(26,900)	(43,012)	(40,767)

Basic and diluted net loss per share	$(0.81)	$(0.37)	$(0.60)	$(0.56)

Shares used in computation of basic and diluted net loss per share	68,986	71,895	72,185	72,411

	Fiscal 2002 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$29,014	$29,059	$22,390	$21,149
Net loss(2)	(13,441)	(17,541)	(38,411)	(67,492)

Basic and diluted net loss per share	$(0.20)	$(0.26)	$(0.57)	$(1.00)

Shares used in computation of basic and diluted net loss per share	66,864	67,440	67,740	67,567

(1)	The December 31, 2003 quarter includes $15.9 million of other expenses relating primarily to restructuring charges and long-lived asset write-downs.
(2)	The December 31, 2002 quarter includes $35.7 million of other expenses relating to restructuring charges.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description—Year Ended December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts—2001	$356	$1,745	$—	$2,101
Allowance for doubtful accounts—2002	2,101	—	1,568	533
Allowance for doubtful accounts—2003	533	100	56	577

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b)  Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 14(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders to be held on May 25, 2004 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our Chief Executive Officer, Chief Financial Officer, Controller and other employees who perform financial or accounting functions. The Code of Business Conduct and Ethics sets forth the basic principles that guide the business conduct of our employees. We have also adopted a Senior Financial Officers’ Code of Ethics that specifically applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, and others providing similar functions. Stockholders may request a free copy of our Code of Business Conduct and Ethics and our Senior Financial Officers’ Code of Ethics by contacting Incyte Corporation, Attention: Investor Relations, Experimental Station, Route 141 & Henry Clay Road, Building E336, Wilmington, DE 19880.

To date, there have been no waivers under our Code of Business Conduct and Ethics or Senior Financial Officers’ Code of Ethics. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics or Senior Financial Officers’ Code of Ethics or any waivers, if and when granted, of our Code of Business Conduct and Ethics or Senior Financial Officers’ Code of Ethics on our website at

http://www.incyte.com within five business days following the date of such amendment or waiver.

Our Board of Directors has appointed an Audit Committee, comprised of Mr. Barry M. Ariko, as Chairman, Mr. Richard U. De Schutter and Dr. Frederick B. Craves. The Board of Directors has also determined that all three members of the Audit Committee are qualified as Audit Committee Financial Experts under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an “independent director”.

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

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the information under the caption “Principal Accounting Fees and Services” contained in the Proxy Statement.

PART IV

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

The following financial statement schedule of Incyte Corporation is filed as part of this Form 10-K included in Item 8 of Part II:

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2003.

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

See Item 15(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Reports on Form 8-K.

We have filed the following reports on Form 8-K during the fiscal quarter ended December 31, 2003:

(1)	On November 4, 2003, we filed a Current Report on Form 8-K, furnishing under Item 12, our press release relating to our financial results for the quarter ended September 30, 2003.

(c)	Exhibits

Exhibit Number	Description of Document
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

3(i)(a)

Integrated copy of the Restated Certificate of Incorporation, as amended (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3(i)(c)

Certificate of Ownership and Merger merging Incyte Corporation into Incyte Genomics, Inc (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3(ii)	Bylaws of the Company, as amended as of June 23, 2003 (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit Number	Description of Document
4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

10.4#

1993 Directors’ Stock Option Plan of Incyte Genomics, Inc., as amended and restated (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

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
10.15#

1997 Employee Stock Purchase Plan of Incyte Corporation, as amended April 15, 2003
(incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

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

10.23#

Form of Restricted Stock Unit Agreement under the 1991 Stock Plan of Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.24#

Transition Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and Roy A. Whitfield (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.25#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and E. Lee Bendekgey (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.26#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and Michael D. Lack (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.27#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and James P. Merryweather (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.28#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and James R. Neal (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.29#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and John M. Vuko (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.30#

Offer of Employment Letter, dated November 21, 2001, from the Company to Paul A. Friedman (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.31#

Offer of Employment Letter, dated November 16, 2001, from the Company to Robert B. Stein (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.32#

Employment Agreement, dated November 26, 2001, between Paul A. Friedman and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit Number	Description of Document
10.33#

Employment Agreement, dated November 26, 2001, between Robert B. Stein and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.34†

Settlement Agreement dated December 21, 2001, between Affymetrix, Inc. and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.35

Lease Agreement, dated February 28, 2002, between E.I. DuPont De Nemours and Company and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

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

10.43#

Letter Agreement, dated February 12, 2003, between Robert B. Stein and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.45

Sublease Agreement, dated June 16, 2003, between E. I. DuPont de Nemours and Company and Incyte Corporation (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.46*#	Offer of Employment Letter, dated September 2, 2003, from the Company to David C. Hastings.

10.47*#	Offer of Employment Letter, dated September 2, 2003, from the Company to John A. Keller.

10.48*#

Form of Employment Agreement, effective as of November 21, 2003 between Incyte Corporation and David C. Hastings, John A. Keller, Brian W. Metcalf, Patricia A. Schreck (effective date of December 8, 2003) and Paula J. Swain.

10.49*#	Retention Agreement, effective as of November 21, 2003, by and between Incyte Corporation and Kenneth Jacobsen.

Exhibit Number	Description of Document
21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Auditors.

24.1*	Power of Attorney (see page 88 of this Form 10-K).

31.1*	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	Confidential treatment has been requested with respect to certain portions of these agreements.
#	Indicates management contract or compensatory plan or arrangement.

(d)	Financial Statements and Schedules

Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCYTE CORPORATION

By:	/s/ PAUL A. FRIEDMAN Paul A. Friedman Chief Executive Officer

Date: March 15, 2004

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul A. Friedman, David C. Hastings, and Patricia A. Schreck, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. FRIEDMAN Paul A. Friedman	Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2004

/s/ DAVID C. HASTINGS David C. Hastings	Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ SCOTT HURLEY Scott Hurley	Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)	March 15, 2004

/s/ ROY A. WHITFIELD Roy A. Whitfield	Director	March 15, 2004

/s/ FREDERICK B. CRAVES Frederick B. Craves	Director	March 15, 2004

/s/ JON S. SAXE Jon S. Saxe	Director	March 15, 2004

/s/ BARRY M. ARIKO Barry M. Ariko	Director	March 15, 2004

/s/ RICHARD U. DESCHUTTER Richard U. DeSchutter	Chairman	March 15, 2004

Signature	Title	Date

/s/ PAUL A. BROOKE Paul A. Brooke	Director	March 15, 2004

/s/ JULIAN C. BAKER Julian C. Baker	Director	March 15, 2004

EXHIBIT INDEX

Exhibit Number	Description of Document
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

3(i)(a)

Integrated copy of the Restated Certificate of Incorporation, as amended (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3(i)(c)

Certificate of Ownership and Merger merging Incyte Corporation into Incyte Genomics, Inc (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3(ii)	Bylaws of the Company, as amended as of June 23, 2003 (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

10.4#

1993 Directors’ Stock Option Plan of Incyte Genomics, Inc., as amended and restated (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

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

Exhibit Number	Description of Document
10.9	Stock Purchase Agreement dated as of June 22, 1994 between the Company and Pfizer Inc. (incorporated by reference to Exhibit B to the Company’s Current Report on Form 8-K dated June 23, 1994).

10.10	Registration Rights Agreement dated as of June 22, 1994 between the Company and Pfizer Inc. (incorporated by reference to Exhibit C to the Company’s Current Report on Form 8-K dated June 23, 1994).

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

10.15#

1997 Employee Stock Purchase Plan of Incyte Corporation, as amended April 15, 2003 (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

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

10.23#

Form of Restricted Stock Unit Agreement under the 1991 Stock Plan of Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.24#

Transition Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and Roy A. Whitfield (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.25#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and E. Lee Bendekgey (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.26#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and Michael D. Lack (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit Number	Description of Document

10.27#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and James P. Merryweather (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.28#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and James R. Neal (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.29#

Amended and Restated Employment Agreement, dated as of November 26, 2001, between Incyte Genomics, Inc. and John M. Vuko (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.30#

Offer of Employment Letter, dated November 21, 2001, from the Company to Paul A. Friedman (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.31#

Offer of Employment Letter, dated November 16, 2001, from the Company to Robert B. Stein (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.32#

Employment Agreement, dated November 26, 2001, between Paul A. Friedman and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.33#

Employment Agreement, dated November 26, 2001, between Robert B. Stein and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.34†

Settlement Agreement dated December 21, 2001, between Affymetrix, Inc. and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.35

Lease Agreement, dated February 28, 2002, between E.I. DuPont De Nemours and Company and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

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

Exhibit Number	Description of Document
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

10.43#

Letter Agreement, dated February 12, 2003, between Robert B. Stein and Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.45

Sublease Agreement, dated June 16, 2003, between E. I. DuPont de Nemours and Company and Incyte Corporation (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.46*#	Offer of Employment Letter, dated September 2, 2003, from the Company to David C. Hastings.

10.47*#	Offer of Employment Letter, dated September 2, 2003, from the Company to John A. Keller.

10.48*#

Form of Employment Agreement, effective as of November 21, 2003 between Incyte Corporation and David C. Hastings, John A. Keller, Brian W. Metcalf, Patricia A. Schreck (effective date of December 8, 2003) and Paula J. Swain.

10.49*#	Retention Agreement, effective as of November 21, 2003, by and between Incyte Corporation and Kenneth Jacobsen.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Auditors.

24.1*	Power of Attorney (see page 88 of this Form 10-K).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	Confidential treatment has been requested with respect to certain portions of these agreements.
#	Indicates management contract or compensatory plan or arrangement.

Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations, Incyte Corporation, Experimental Station, Route 141 & Henry Clay Road, Building E336,Wilmington, DE 19880.