Form 10-Q
period 2004-03-31
INCYTE CORP
filed 2004-05-07
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Building E336, Wilmington, DE 19880

(Address of principal executive offices)

(302) 498-6700

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

☒ Yes ☐ No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 72,753,938 as of March 31, 2004.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2004	December 31, 2003*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,847	$29,698
Marketable securities—available-for-sale	364,860	264,109
Accounts receivable, net	3,909	5,733
Prepaid expenses and other current assets (1)	9,503	11,387

Total current assets	514,119	310,927
Property and equipment, net	22,846	27,337
Long-term investments (2)	13,272	16,196
Intangible and other assets, net	32,231	25,085

Total assets	$582,468	$379,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,490	$6,450
Accrued compensation	7,340	12,402
Interest payable	2,601	3,816
Royalties payable	979	1,025
Accrued and other current liabilities	3,264	3,296
Deferred revenue	4,030	6,401
Accrued restructuring charges	21,634	22,702
Accrued acquisition costs	1,630	1,334

Total current liabilities	46,968	57,426
Convertible subordinated notes	417,682	167,786

Total liabilities	464,650	225,212

Stockholders’ equity:
Common stock	73	73
Additional paid-in capital	727,771	726,962
Deferred compensation	(524)	(649)
Accumulated other comprehensive income (loss)	(300)	(566)
Accumulated deficit	(609,202)	(571,487)

Total stockholders’ equity	117,818	154,333

Total liabilities and stockholders’ equity	$582,468	$379,545

*	The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

(1)	Includes amounts paid for an asset acquired in connection with the relocation of an executive officer of $0.7 million and $0 million at March 31, 2004 and December 31, 2003, respectively.

(2)	Includes investments in companies considered related parties under SFAS 57 of $12.8 million and $14.7 million at March 31, 2004 and December 31, 2003, respectively.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$6,641	$12,509
Costs and expenses:
Research and development	26,184	30,186
Selling, general and administrative	6,292	7,377
Purchased in-process research and development	—	28,116
Other expenses	7,642	1,103

Total costs and expenses	40,118	66,782

Loss from operations	(33,477)	(54,273)
Interest and other income (expense), net (1)	(413)	1,233
Interest expense	(3,520)	(2,439)
Gain/(loss) on certain derivative financial instruments, net	(177)	(45)

Loss before income taxes	(37,587)	(55,524)
Provision for income taxes	128	260

Net loss	$(37,715)	$(55,784)

Basic and diluted net loss per share:	$(0.52)	$(0.81)

Shares used in computing basic and diluted net loss per share	72,643	68,986

(1)	Includes loss on long-term investments in companies considered related parties under SFAS 57 of $1.9 million and $0 million for the three months ended March 31, 2004, and 2003, respectively.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Net loss	$(37,715)	$(55,784)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	205	(490)
Foreign currency translation adjustments	61	(33)

Other comprehensive income (loss)	266	(523)

Comprehensive loss	$(37,449)	$(56,307)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(37,715)	$(55,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other expenses	2,626	393
Non-cash purchased in-process research and development	—	28,116
Depreciation and amortization	3,245	4,457
Compensation expense on executive loans	19	98
Stock compensation	125	501
Loss on derivative financial instruments, net	177	45
Realized gain on long-term investments, net	—	(22)
Impairment of long-term investments	2,747	1,900
Changes in operating assets and liabilities:
Accounts receivable, net	1,824	652
Prepaid expenses and other assets	901	(1,184)
Accounts payable	(960)	(2,415)
Accrued and other current liabilities	(7,127)	(20,893)
Deferred revenue	(2,371)	1,386

Net cash used in operating activities	(36,509)	(42,750)

Cash flows from investing activities:
Acquisition of Maxia Pharmaceuticals, net of cash acquired	—	(3,532)
Capital expenditures	(118)	(5,584)
Purchases of marketable securities	(423,614)	(134,408)
Sales and maturities of marketable securities	323,068	174,113

Net cash (used in) provided by investing activities	(100,664)	30,589

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	761	8
Repurchase of common stock	—	(105)
Net proceeds from issuance of convertible subordinated notes	242,500	—

Net cash provided by (used in) financing activities	243,261	(97)

Effect of exchange rate on cash and cash equivalents	61	(33)

Net increase (decrease) in cash and cash equivalents	106,149	(12,291)
Cash and cash equivalents at beginning of period	29,698	22,928

Cash and cash equivalents at end of period	$135,847	$10,637

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1.	Organization and business

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

For the past several years, Incyte has been considered a leader in the development of proprietary genomic information products, which we marketed to other pharmaceutical and biotechnology companies. Due to the competitive and challenging market for these products, in April 2004, we discontinued the majority of our information product lines and focused the majority of our resources on an ongoing basis on drug discovery and development.

2.	Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2004, condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, condensed consolidated statements of comprehensive loss for the three months ended March 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 are unaudited, but include all adjustments consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2003 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-based compensation

In accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), we have elected to continue applying the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as amended by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), in accounting for our stock-based compensation plans. Accordingly, we do not recognize compensation expense for stock options granted to employees and directors when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date. We also record, and amortize over the related vesting periods, deferred compensation representing the difference between the price per share of stock issued or the exercise price of stock options granted and the fair value of our common stock at the time of issuance or grant.

The fair value of each option and employee purchase right was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2004	2003	2004	2003
Average risk-free interest rates	2.28%	3.26%	1.52%	1.40%
Average expected life (in years)	3.31	3.40	0.97	0.49
Volatility	89%	82%	90%	108%

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

For purposes of disclosures pursuant to SFAS 123, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), the estimated fair value of options is amortized over the options’ vesting period. The following illustrates the pro forma effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123.

	For the Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Net loss, as reported	$(37,715)	$(55,784)
Add: Stock-based employee compensation	173	501
Deduct: Total stock-based employee compensation determined under the fair value-based method for all awards	(1,487)	(1,431)

Pro forma net loss	$(39,029)	$(56,714)

Net loss per share:
Basic and diluted net loss per share-as reported	$(0.52)	$(0.81)

Basic and diluted net loss per share-as SFAS 123 adjusted	$(0.54)	$(0.82)

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to March 31, 2004. The consolidation requirements apply to entities in which we made investments or with which we made contractual or other arrangements prior to January 31, 2003, beginning with the first fiscal year or interim period ending after March 15, 2004. We have investments in privately held companies that are in the pharmaceutical/biotechnology sector and are in the development or early stage. Some of these investments are considered to be variable interest entities. However, our interests in these VIE’s are not significant. We have evaluated our investments in these companies and have determined that upon the adoption of FIN 46, there was no material impact on our results of operations, financial position or cash flows for the three months ended March 31, 2004.

3.	Property and equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term. Property and equipment consisted of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Office equipment	$667	$4,387
Laboratory equipment	10,575	14,792
Computer equipment	10,104	42,514
Leasehold improvements	30,484	30,187

	51,830	91,880
Less accumulated depreciation and amortization	(28,984)	(64,543)

	$22,846	$27,337

In conjunction with our 2004 restructuring, during the three months ended March 31, 2004, we wrote off certain computer, office and lab equipment located in our Palo Alto facilities with a net book value of $2.4 million. See Note 11 for further discussion.

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

Investment impairment charges are recorded when we believe that an investment has experienced a decline in value that is other than temporary. The determination of whether impairment is other than temporary consists of a review of qualitative and quantitative factors by members of senior management. Generally, declines that persist for six months or more are considered other than temporary. We use the best information available in these assessments; however, the information available may be limited. These determinations involve significant management judgment, and actual amounts realized for any specific investment may differ from the recorded values. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional impairment charges

As of March 31, 2004, our long-term investments consisted of equity investments in privately-held companies. For the three months ended March 31, 2004, and 2003, we recorded an impairment charge of $2.7 million and $1.9 million, respectively, as a result of writedowns related to reduced market valuations of our long-term investments. Impairment charges are included in “Interest and other income (expense), net.”

Three long-term investments comprised 87% of the total long-term investments balance as of March 31, 2004. The activity in our long-term investments, in any given quarter, may result in gains or losses on sales or impairment charges. Amounts realized upon disposition of these investments may be different from their carrying value.

5.	Intangible and other assets

Intangible and other assets, net totaling $32.2 million and $25.1 million as of March 31, 2004 and December 31, 2003, respectively, consist of $19.8 million and $20.5 million of intangible assets, net as of March 31, 2004 and December 31, 2003, respectively and $12.4 million and $4.6 million of other assets as of March 31, 2004 and December 31, 2003, respectively. Intangible assets consist of the following (in thousands):

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Capitalized patents	$22,023	$(4,031)	$17,992	$22,023	$(3,465)	$18,558
Capitalized software	359	(322)	37	359	(305)	54
Acquired database technology	2,638	(890)	1,748	2,638	(798)	1,840
Other intangibles	362	(323)	39	362	(317)	45

Total intangible assets	$25,382	$(5,566)	$19,816	$25,382	$(4,885)	$20,497

Costs of patents and patent applications are amortized on a straight-line basis over their estimated useful lives of approximately ten years in accordance with the provisions of Accounting Principles Board Opinion No. 17, Intangible Assets (“APB 17”). Capitalized software costs, which consist of software development costs incurred in developing certain products once the technological feasibility of the products has been determined, are recorded in accordance with FASB Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”), and are amortized on a straight-line basis over the estimated useful life of three years. Acquired database technology and other intangible assets recorded in conjunction with the acquisition of Proteome, Inc. are being amortized using the straight-line method over estimated useful lives ranging from three to eight years. Amortization expense related to intangible assets was $0.7 million and $1.1 million for the three months ended March 31, 2004 and 2003, respectively.

During the three months ended March 31, 2004, we incurred debt issuance costs of approximately $8.3 million in conjunction with the issuance of $250 million of convertible subordinated debt in February and March 2004. These costs have been capitalized as an other asset and will be amortized on a straight line basis over the life of the convertible subordinated debt. We also have other debt issuance costs related to our convertible debt issued in February 2000 which are being amortized on a straight line basis over the life of the convertible subordinated debt (see Note 6). As of March 31, 2004, total debt issuance costs were $10.4 million, net of amortization.

6.	Convertible subordinated notes

In February and March 2004, in a private placement, we issued a total of $250.0 million of 3½% convertible subordinated notes due 2011 (the “3½% Notes”), which resulted in net proceeds of approximately $242.5 million. The notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15, and are due February 15, 2011. The notes are subordinated to all senior indebtedness and pari passu in right of payment with our 5.5% convertible subordinated notes due 2007. As of March 31, 2004, we had no senior indebtedness, as defined. The notes are convertible into shares of our common stock at an initial conversion price of approximately $11.22 per share, subject to adjustment. We may redeem the notes beginning February 20, 2007.

In February 2000, in a private placement, we issued $200.0 million of convertible subordinated notes (the “5.5% Notes”), which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to all senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. We may, at our option, redeem the notes at any time at specific prices. Holders may require us to repurchase the notes upon a change in control, as defined. As of March 31, 2004, $166.5 million of the 5.5% Notes, face value, were still outstanding.

No notes were repurchased in the open market during the three months ended March 31, 2004 and 2003.

7.	Revenues

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods and services for the three months ended March 31, 2004 and 2003 were $0.8 million and $1.2 million, respectively. No new transactions in which there was a concurrent commitment by us to purchase goods or services were entered into during the three months ended March 31, 2004. Of commitments made in prior periods, we expensed $3.8 million and $2.8 million for the three months ended March 31, 2004 and 2003, respectively.

For the three months ended March 31, 2004, four customers contributed 43% of total revenues. For the three months ended March 31, 2003, one customer contributed 15% of total revenue.

Two customers comprised 47% of the accounts receivable balance at March 31, 2004. Four customers comprised 50% of the accounts receivable balance at December 31, 2003.

8.	Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares during the period. Stock options and potential common shares issuable upon conversion of our subordinated notes were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented. The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	March 31,
	2004	2003
Outstanding stock options	9,102,214	10,762,949
Common shares issuable upon conversion of 3½% Notes	22,281,639	—
Common shares issuable upon conversion of 5.5% Notes	2,469,667	2,525,956

Total potential common shares excluded from diluted net loss per share computation	33,853,520	13,288,905

9.	Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with FASB Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). For the quarter ended March 31, 2004, we recorded revenue from customers throughout the United States and in Austria, Belgium, Canada, Denmark, Finland, France, Germany, Ireland, Italy, Israel, Korea, Japan, The Netherlands, Spain, Sweden, Switzerland, and the United Kingdom. Export revenues for the three months ended March 31, 2004 and 2003 were $2.2 million and $3.7 million, respectively.

10.	Related party transactions

We have entered into certain related party transactions as defined by FASB Statement No. 57, Related Party Disclosures (“SFAS 57”). Losses on long-term investments from related parties were $1.9 million and $0 million for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004 and December 31, 2003, amounts paid for an asset acquired in connection with the relocation of an executive officer was $0.7 million and $0 million, respectively. At March 31, 2004 and December 31, 2003, long-term investments in companies considered related parties were $12.8 million and $14.7 million, respectively.

11.	Other expenses

Below is a summary of the activity related to other expenses for the periods in which activity related to our restructuring programs has taken place through the three months ended March 31, 2004.

The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

2004 Restructuring

	Nature of Charges	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of March 31, 2004
	(in thousands)
Restructuring expenses:
Workforce reduction	Cash	$4,750	$(257)	$4,493
Equipment and other assets	Non-cash	2,751	(2,578)	173
Other restructuring charges	Cash/Non-cash	148	(148)	—

Other expenses		$7,649	$(2,983)	$4,666

In February 2004, we announced a restructuring plan to close our information products research facility and headquarters in Palo Alto, California and move our headquarters to our Wilmington, Delaware pharmaceutical research and development facility. The closure of the Palo Alto facility corresponds with terminating further development activities around our Palo Alto-based information products. The restructuring plan consists of the elimination of 183 employees and charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment purchases and other items. During the three months ended March 31, 2004, we recorded $4.8 million of charges related to workforce reduction, $2.8 million of charges related to the writedown of lab, office and computer equipment and other assets and $0.1 million of expenses related to other restructuring charges. We expect to record additional charges during the second and third quarters of 2004, which are primarily related to additional severance and termination benefits, lease commitments and other restructuring activities for facility leases and previously capitalized tenant improvements.

2003 Restructuring

	Nature of Charges	Original Charge Recorded in 2003	Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of March 31, 2004
	(in thousands)
Restructuring expenses:
Workforce reduction	Cash	$4,977	$4,592	$(94)	$(4,373)	$125
Equipment and other assets	Non-cash	1,879	—	—	—	—

Subtotal		6,856	—	—	—	125
Impairment of other long-lived assets	Non-cash	4,678	—	—	—	—

Other expenses		$11,534	$4,592	$(94)	$(4,373)	$125

As a result of a decision made in the fourth quarter of 2003 to restructure our information products line in connection with the discontinuation of our clone activities and support functions, we recognized other expenses of $11.5 million. The plan included elimination of 75 employees and write-down of certain assets related to our genomic information product line. During the three months ended March 31, 2004, we utilized $4.4 million related to severance and benefits and reversed $0.1 million of the accrual due to expenses being less than amounts originally estimated. As of January 2, 2004, all affected employees had been terminated under this restructuring program. We expect the activities related to this plan to be completed in 2004.

2002 Restructuring

	Nature of Charges	Original Charge Recorded in 2002	Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of March 31, 2004
	(in thousands)
Restructuring expenses:
Workforce reduction	Cash	$7,325	$—	$—	$—	$—
Equipment and other assets	Non-cash	8,662	—	—	—	—
Lease commitments and other restructuring charges	Cash/Non-cash	17,924	17,893	—	(1,209)	16,684

Other expenses		$33,911	$17,893	$—	$(1,209)	$16,684

During 2002, we recognized other expenses of $33.9 million related to restructuring programs announced in the fourth quarter of 2002. We currently have one remaining lease related to an exited site that is due to expire in December 2010. We estimate that it may take us another twelve months to sublease the remaining property that is still unoccupied. We may incur additional costs associated with subleasing and lease termination activities. We utilized $1.2 million of accrued facilities and other restructuring charges during the three months ended March 31, 2004.

2001 Restructuring and Other Impairments

	Nature of Charges	Original Charge Recorded in 2001	Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of March 31, 2004
	(in thousands)
Restructuring expenses:
Workforce reduction	Cash	$8,114	$—	$—	$—	$—
Equipment and other assets	Non-cash	32,629	—	—	—	—
Lease commitments and other restructuring charges	Cash/Non-cash	14,859	215	87	(142)	160

Subtotal		55,602	215	87	(142)	160
Impairment of goodwill and other intangible assets	Non-cash	68,666	—	—	—	—
Impairment of other long-lived assets	Non-cash	6,104	—	—	—	—

Other expenses		$130,372	$215	$87	$(142)	$160

During 2001, we recognized other expenses of $130.4 million relating to restructuring programs and long-lived asset write downs announced in the fourth quarter of 2001. During the three months ended March 31, 2004, we recognized an additional charge of $0.1 million related to contract related settlements in excess of amounts originally estimated. We utilized $0.1 million of accrued facilities and other restructuring charges during the three months ended March 31, 2004.

12.	Purchased in-process research and development expenses

In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” we recorded a $2.9 million charge related to restructuring costs for Maxia Pharmaceuticals, Inc., which consisted of workforce reductions and consolidation of facilities. During the three months ended March 31, 2004, we recognized an additional charge of $0.5 million relating to facilities lease expenses in excess of amounts originally estimated, which have been recorded as operating expenses. We estimate that it may take us up to 12 months to sublease or otherwise terminate the lease for the unoccupied portion of the property located in San Diego, California. During the three months ended March 31, 2004, we utilized $0.2 million related to accrued facility costs.

Below is a summary of activity related to accrued acquisition costs for the three months ended March 31, 2004:

	Nature of Charge	Original Accrual	Accrual Balance as of December 31, 2003	2004 Additions	2004 Accrual Utilized	Accrual Balance as of March 31, 2004
	(in thousands)
Accrued acquisition costs:
Workforce reduction	Cash	$845	$—	$—	$—	$—
Lease commitments and other restructuring fees	Cash	2,016	1,334	492	(196)	1,630
Transaction fees	Cash	1,450	—	—	—	—

Accrued acquisition costs		$4,311	$1,334	$492	$(196)	$1,630

The estimates above have been made based upon management’s best estimate of the amounts and timing of certain events that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to this accrual at the point that the differences become determinable.

13.	Litigation

In May 2001, we entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. (“Iconix”). Pursuant to the terms of the Agreement, the parties agreed to collaborate on the development and commercialization of a chemical genomic database (the “Database”), currently called DrugMatrix®. The Database was to be designed by Iconix to contain data, information and annotations related to gene expression, chemicals, pharmacology and toxicology, and related informatics tools and software. On November 10, 2003, Iconix filed a demand for arbitration against us, and on April 16, 2004, Iconix transmitted an amended demand. Based upon pre-arbitration correspondence from Iconix, we believe Iconix is alleging that we are obligated to make payments to it in the aggregate amount of $28.25 million. We believe that Iconix’s interpretation of the parties’ contract with respect to these payments is erroneous and that these payments are not owed. Based on the amended demand, we understand Iconix is also seeking return of a $4.5 million license fee paid to Incyte and recovery of amounts paid to a third-party supplier. We believe that we have meritorious defenses to Iconix’s claims and plan to contest them vigorously. In addition, we are asserting counterclaims related to Iconix’s nonperformance of certain of its contractual obligations to us. There can be no assurance as to the ultimate outcome of any such arbitration and at this time, we cannot predict the financial impact to us of the results of the arbitration. We expect that, regardless of the outcome, the Iconix arbitration will result in future legal and other costs to us, which could be substantial.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of March 31, 2004 and our audited financial statements for the year-ended December 31, 2003 included in our Annual Report on Form 10-K previously filed with the SEC.

When used in this report, the words “expects,” “believes,” “intends” “anticipates,” “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the development, marketing, manufacturing and commercialization of our compounds and our product candidate; the increase in our drug discovery and development efforts and the increased investment to be made to advance such efforts; the expected timing, progress and other information regarding our preclinical and clinical trials; conducting clinical trials internally; our collaboration and strategic alliance efforts; the potential treatment and application of our compounds; anticipated benefits and disadvantages of entering into collaboration agreements; regulatory approval; the safety, effectiveness and potential benefits of our product candidate and other compounds under development; potential uses for our product candidate and our other compounds; our ability to manage expansion of our drug discovery and development operations; future required expertise relating to clinical trials, manufacturing, sales and marketing and for licenses to technology rights; the receipt of or payments to customers resulting from milestones or royalties; the closure of our Palo Alto location, including related charges, the expected cash impact of these charges and related expense reductions; difficulties resulting from the discontinuation of certain of our information product-related activities, including the amendment, termination or transition of customer contracts; the management of multiple locations; our plans for our BioKnowledge® product; our portfolio of gene and genomics-related technology patents; the successful prosecution of our patent applications and protection of our patents; expected expenses and expenditure levels; expected revenues, revenue decreases and sources of revenues; expected losses; our critical accounting policies and significant judgments and estimates; our profitability; the adequacy of our capital resources; the need to raise additional capital; the costs associated with resolving a matter currently in arbitration and our ongoing patent infringement litigation; our efforts to license patent rights relating to compounds or technologies; our expected uses of net cash; our expectations regarding competition; our long-term investments, including anticipated expenditures, losses and expenses; valuation allowance for deferred tax assets; costs associated with prosecuting, defending and enforcing patent claims and other intellectual property rights; expected utilization of accruals; our ability to obtain, maintain or increase coverage of product liability and other insurance; adequacy of our product liability insurance and our indebtedness. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our ability to market, manufacture and commercialize a drug candidate or product; our ability to obtain additional capital when needed; continuing trends with respect to reduced pharmaceutical and biotechnology research spending; risks relating to the development of new products and their use by us and our potential customers; our ability to in-license a potential drug compound or drug candidate; uncertainties as to actual research and development expenses; the cost of accessing, licensing or acquiring potential drug compounds or drug candidates developed by other companies; the risk of significant delays or costs in obtaining regulatory approvals; the ability to obtain regulatory approval or to conduct clinical trials for our product candidates; our ability to enroll a sufficient number of patients meeting eligibility criteria for our clinical trials; the impact of technological advances and competition; the ability to compete against third parties with greater resources than ours; competition to develop and commercialize similar drug products; the risk of unanticipated delays in research and development efforts; our ability to exit and close facilities upon anticipated timelines; uncertainties relating to the transition of our operations to our Delaware headquarters; the actual cash impact of related restructuring charges and reduction of operating expenses; our ability to deliver our information related products to our customers effectively; the outcome of our dispute under an existing customer contract; our ability to obtain patent protection for our discoveries and to continue to be effective in expanding our patent coverage; the impact of changing laws on our patent portfolio; developments in and expenses relating to litigation and arbitration; uncertainties relating to milestone and royalty payments due under existing contracts with our database customers and risks relating to their development and sales efforts; our ability to leverage our intellectual property portfolio through licensing arrangements with database customers; and the results of businesses in which we have made investments, and the matters set forth under the caption “Factors That May Affect Results.”

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

Overview

Incyte is focused on the discovery and development of novel, small molecule drugs to treat major medical conditions, including the infection with human immunodeficiency virus, or HIV, inflammatory disorders, cancer and diabetes. We are using our expertise in medicinal chemistry, and molecular, cellular and in vivo biology to discover and develop novel drugs. Our most advanced product candidate, Reverset™, is a nucleoside analog reverse transcriptase inhibitor, or NRTI, that is being developed as a once-a-day oral therapy for use in combination with other antiviral drugs for patients with HIV infections. Reverset is currently in Phase II clinical trials.

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

Until 2001, we devoted substantially all of our resources to the development, marketing and sales of genomics technologies and information products to the biotechnology and pharmaceutical industries and research and academic institutions to aid in better and faster prevention, diagnosis and treatment of disease. Our information products and services included databases, bioreagents, and custom sequencing. As part of our 2004 restructuring that we announced in February 2004, we closed our information products research facility and headquarters in Palo Alto, California and moved our headquarters to our Wilmington, Delaware pharmaceutical research and development facilities. The closure of the Palo Alto facility corresponded with terminating further development activities around our Palo Alto-based information products and services related to LifeSeq and ZooSeq. Revenues for these products have been declining in recent years due to consolidation within the pharmaceutical and biotechnology sectors as well as a challenging economic environment that led to reduced demand of research tools and services. These trends, together with the public availability of genomic information, significantly reduced the market for, and revenues from, our Palo Alto-based information products and services. However, we continue to offer pharmaceutical and biotechnology companies and academics our BioKnowledge Library, or BKL, product line, as well as the last release of our LifeSeq and ZooSeq databases. We also intend to retain our extensive gene- and genomic technology-related intellectual property portfolio. Through our contractual arrangements with our database customers, we have established a number of licensing arrangements involving elements of this portfolio, and we intend to continue to pursue further licensing agreements and other leveraging opportunities for this asset.

As a result of the closure of our Palo Alto operations, we recorded $7.6 million of restructuring and other charges during the first quarter of 2004, and expect to record additional expenses of up to $40 million during the second and third quarters of 2004. These restructuring and other charges include charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment purchases, a workforce reduction and other items. We expect that the cash usage in 2004 from restructuring related charges will be up to $23 million.

In conjunction with the 2004 restructuring program, we expect to reduce certain annual operating expenses of up to $50 million through a combination of decreased spending, personnel reductions and office consolidations. The restructuring programs will have no impact on our drug discovery and development programs as we intend to continue to invest in research and development related to these efforts. We expect these research and development expenses to continue to increase in 2004 and will partially offset our expected expense reductions from the 2004 restructuring program. We expect our total research and development expense to range from $91 to $95 million in 2004. Of this amount, we expect our drug discovery and development expenses to total approximately $73 million, which do not include any purchased in-process research and development costs. Also included in our overall research and development expenses are $12 million in costs related to our information product line, which primarily includes first quarter 2004 activities and up to $10 million in costs related to our intellectual property and BKL product line.

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

Prior Restructurings

A discussion of each of our restructuring programs prior to 2004 is set forth below:

During 2001, we exited certain product lines and, as a result of exiting these activities, we closed certain of our facilities in Fremont, California, Palo Alto, California, St. Louis, Missouri and Cambridge, United Kingdom. In addition to the product lines exited, we made infrastructure and other personnel reductions at our locations, resulting in an aggregate workforce reduction of approximately 400 employees. As a result of these actions, we recorded $130.4 million of restructuring charges in the fourth quarter of 2001. Additional charges for restructuring expenses of $3.4 million, $0.7 million and $0.1 million were recorded in 2002, 2003 and 2004, respectively, primarily for contract-related settlements, revised impairment estimates for long-lived assets and facilities lease expenses in excess of estimated amounts, offset by the release of other restructuring accruals in excess of actual expenses.

In 2002, we announced plans to reduce our expenditures, primarily in research and development, through a combination of spending reductions, workforce reductions and office consolidations. The expense reduction plan included elimination of approximately 37% of our workforce in Palo Alto, California, Beverly, Massachusetts, and Cambridge, United Kingdom and consolidation of our office and research facilities in Palo Alto, California. As a result of these actions, we incurred a charge of $33.9 million during the fourth quarter of 2002. In 2003, we recorded an additional charge of $3.7 million related to this restructuring, primarily relating to facilities lease expenses in excess of amounts originally estimated.

In 2003, as a result of a restructuring decision made in the fourth quarter, we incurred an additional charge of $11.5 million. The restructuring plan included elimination of approximately 75 employees at our Palo Alto location and write-down of certain assets related to our genomic information product line.

Pharmasset Collaborative Licensing Agreement

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

We believe the following critical accounting policies reflect the more significant estimates and judgments used in the preparation of our consolidated financial statements.

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

Accounting for Long-Term Investments. We monitor our investment portfolio for impairment on a periodic basis. As of March 31, 2004, our long-term investments consisted of equity investments in privately-held companies. Many of these companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful. Investments in publicly-traded companies are classified as available-for-sale and are adjusted to their fair value each period based on their traded market price with any adjustments being recorded in other comprehensive income. Investments in privately-held companies are carried at cost. We record an investment impairment charge when we believe that the investment has experienced a decline in value that is other than temporary. The determination of whether an impairment is other than temporary consists of a review of qualitative and quantitative factors by members of senior management. Generally, declines that persist for six months or more are considered other than temporary. We use the best information available in these assessments; however, the information available may be limited. These determinations involve significant management judgment, and actual amounts realized for any specific investment may differ from the recorded values. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional impairment charges.

Restructuring Charges. The 2004 and 2003 restructuring charges have been recorded in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The restructuring charges resulting from the 2002 and 2001 restructuring programs have been recorded in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”) and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges (“SAB 100”). Restructuring costs resulting from the acquisition of Maxia Pharmaceuticals, Inc. (“Maxia”) have been recorded in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The restructuring charges are comprised primarily of costs to exit facilities, reduce our workforce, write-off fixed assets, and pay for outside services incurred in the restructuring. The workforce reduction charge is determined based on the estimated severance and fringe benefit charge for identified employees. In calculating the cost to exit the facilities, we estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, the amount, if any, of sublease receipts and real estate broker fees. This requires us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we perform an assessment of the affected facilities and considered the current market conditions for each site. We also estimate our credit adjusted risk free interest rate in order to discount our projected lease payments in accordance with SFAS 146. Estimates are also used in our calculation of the estimated realizable value on equipment that is being held for sale. These estimates are formed based on recent history of sales of similar equipment and market conditions. Our assumptions on either the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of fixed assets held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. For certain facilities that we have been unable to sublease due to poor real estate market conditions (such as higher than expected vacancy rates and lower sublease rates), we periodically evaluate current available information and adjust our restructuring reserve as necessary. We also make adjustments related to professional fees due to actual amounts being lower than originally estimated.

Results of Operations

We recorded a net loss of $37.7 million and $55.8 million and basic and diluted net loss per share of $0.52 and $0.81 per share for the three months ended March 31, 2004 and 2003, respectively.

Revenues.

	For the three months ended March 31,
	2004	2003
	(in millions)
Information products	$6.6	$12.5

Revenues were derived from information products, which include database subscriptions, licensing of our gene- and genomic-related intellectual property, and partner programs. The decrease in revenues for the three months ended March 31, 2004 compared to 2003 corresponded with terminating further development activities around our Palo Alto-based information products and services related to LifeSeq and ZooSeq. Revenues for these products have been declining in recent years due to consolidation within the pharmaceutical and biotechnology sectors as well as a challenging economic environment that led to reduced demand of research tools and services. These trends, together with the public availability of genomic information, significantly reduced the market for, and revenues from, our Palo Alto-based information products and services.

Revenues recognized from transactions in which there was originally a concurrent commitment to purchase goods or services from the other party to the transaction for the quarters ended March 31, 2004 and 2003 were $0.8 million and $1.2 million, respectively. Of commitments made in prior periods, we expensed $3.8 million and $2.8 million for the quarters ended March 31, 2004 and 2003, respectively.

We expect that revenues generated from information products, including licensing of gene- and genomic technology-related intellectual property, will continue to decline as we focus on our drug discovery and development programs. We expect that revenues from information products in 2004 will be significantly less than in 2003.

Operating Expenses. Total costs and expenses for the three months ended March 31, 2004 and 2003 were $40.1 million and $66.8 million, respectively. In conjunction with the 2004 restructuring program, we recorded $7.6 million in the first quarter of 2004 and we estimate that we will record additional restructuring charges of up to $40 million in restructuring and related charges in the second and third quarters of 2004. These restructuring charges include charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment purchases, a workforce reduction and other items. As a result of the 2004 restructuring program, we expect to reduce certain annual operating expenses by up to $50 million through a combination of decreased spending, personnel reductions and facilities closures. The restructuring programs will have no impact on our drug discovery and development programs as we intend to continue to invest in research and development related to these efforts. We expect these research and development expenses to continue to increase in 2004, and such expenses should partially offset our expected expense reductions from the 2004 restructuring program. We expect our total research and development expenses to range from $91 to $95 million in 2004.

Research and development expenses.

	For the three months ended March 31,
	2004	2003
	(in millions)
Salary and benefits related	$10.0	$13.3
Collaboration and outside services	7.6	5.7
Occupancy and all other costs	8.6	11.2

Total research and development expenses	$26.2	$30.2

We currently track research and development costs by natural expense line and not costs by project. These costs are exclusive of all charges related to the purchase of in-process research and development projects. The decrease in 2004 from 2003 was primarily the result of expenses eliminated from the restructuring programs, partially offset by increased drug discovery and development expenses.

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

Our most advanced clinical development programs are our efforts to develop Reverset for the treatment of patients infected with HIV and the development of antagonists to the CCR2 receptor. We completed our initial Phase II trial and plan to begin dosing in a Phase IIb human clinical trial for Reverset in the second quarter of 2004. Our CCR2 antagonist program is currently completing pre-clinical development, and we expect to commence a Phase I clinical trial for this program in the first half of 2004 as well. We have also identified a number of novel, potent and orally available small molecule inhibitors of sheddase that have shown efficacy in multiple animal tumor models both as single agents and in combination with other cancer therapies. A lead compound in this program, INCB7839, was nominated for development during the first quarter of 2004 and is currently undergoing preclinical toxicology testing. We expect to file an investigational new drug application or IND, in the fourth quarter of 2004. Many factors can affect the cost and timing of our trials, including inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These and other risk factors, detailed in “Factors That May Affect Results—Risks Relating to our Business,” make it difficult for us to predict the timing and costs of the further development and approval of our products.

Selling, general and administrative expenses.

	For the three months ended March 31,
	2004	2003
	(in millions)
Salary and benefits related	$2.6	$5.0
Other contract services and outside costs	3.7	2.4

Total selling, general and administrative expenses	$6.3	$7.4

The decrease in 2004 over 2003 was primarily the result of expenses eliminated from the restructuring programs, partially offset by legal expenses related to patent infringement litigation and arbitration, outside services related to transitioning our corporate headquarter functions from Palo Alto to Delaware and increased facility costs related to our Delaware and San Diego sites. Regardless of the outcome, we expect our ongoing patent infringement litigation and pending arbitration to result in future costs to us, which could be substantial.

Purchased in-process research and development expense. Purchased in-process research and development expenses for the three months ended March 31, 2003 was $28.1 million and was related to the acquisition of Maxia. There was no purchased-in-process research and development expense for the three months ended March 31, 2004.

Other expenses. Other expenses for the three months ended March 31, 2004 and 2003 of $7.6 million and $1.1 million, respectively, represent charges recorded in connection with previously announced restructuring programs. See Note 11 in Notes to Condensed Consolidated Financial Statements for further discussion.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, for the three months ended March 31, 2004 and 2003 was $(0.4) million and $1.2 million, respectively. The decrease for the three months ended March 31, 2004 was primarily due to $2.7 million of long-term investment impairment charges and lower interest rates in 2004 partially offset by a $1.9 million of long-term investment impairment charge in 2003 and gains on sales of marketable securities of $0.3 million in 2003.

Interest Expense. Interest expense for the three months ended March 31, 2004 and 2003 was $3.5 million and $2.4 million, respectively. This increase for the three months ended March 31, 2004 is related to additional interest expense incurred as a result of the issuance of $250 million of convertible debt in February and March of 2004.

Loss on Certain Derivative Financial Instruments, Net. Loss on derivative financial instruments for the three months ended March 31, 2004 and 2003 of $0.2 million and $45,000, respectively, represents the change in the fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133 (“SFAS 133”).

Provision for Income Taxes. Due to our net loss in 2004 and 2003, we had a minimal effective annual income tax rate. The income taxes for 2004 and 2003 are primarily attributable to foreign withholding taxes.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to March 31, 2004. The consolidation requirements apply to entities in which we made investments or with which we had contractual or other arrangements prior to January 31, 2003 beginning with the first fiscal year or interim period ending after March 15, 2004. We have investments in privately held companies that are in the pharmaceutical/biotechnology sector and are in the development or early stage. Some of these investments are considered to be variable interest entities. However, our interests in these VIE’s are not significant. We have evaluated our investments in these companies and have determined that upon the adoption of FIN 46, there was no material impact on our results of operations, financial position or cash flows for the three months ended March 31, 2004.

Liquidity and Capital Resources

As of March 31, 2004, we had $500.7 million in cash, cash equivalents and marketable securities, compared to $293.8 million as of December 31, 2003. We have historically financed our operations primarily through the sale of equity securities, the issuance of convertible subordinated notes and cash received from our customers.

In February and March 2004, in a private placement, we issued a total of $250 million of 3½% convertible subordinated notes due 2011 (the “3½% notes”), which resulted in net proceeds of approximately $242.5 million. The notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15, and are due February 15, 2011. The notes are subordinated to all senior indebtedness and pari passu in right of payment with our 5.5% convertible subordinated notes due 2007 (the “5.5% notes”). As of March 31, 2004, we had no senior indebtedness. The notes are convertible into shares of our common stock at an initial conversion price of approximately $11.22 per share. We may redeem the notes beginning February 20, 2007.

We have classified all of our marketable securities as short-term, as we may choose not to hold our marketable securities until maturity. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $36.5 million for the three months ended March 31, 2004 as compared to $42.8 million for the three months ended March 31, 2003. The decrease was primarily due to the decrease in net loss in 2004, as a result of expenses eliminated from our prior restructuring programs, adjusted for non-cash items such as depreciation and amortization, impairment of long term investments and 2004 restructuring costs.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures. Capital expenditures for the three months ended March 31, 2004 and 2003, were $0.1 million and $5.6 million, respectively. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $243.3 million for the three months ended March 31, 2004 as compared to $0.1 million for the three months ended March 31, 2003. This increase is primarily related to net proceeds of $242.5 million from the issuance of convertible debt in February and March of 2004 and proceeds from the issuance of common stock under our stock option plan of $0.8 million.

The following summarizes our future minimum convertible debt payments, future interest payments on convertible debt, and future operating lease payments for the next five fiscal years and thereafter as of March 31, 2004 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1–3	Years 4–5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$416.5	$—	$—	$166.5	$250.0
Interest on convertible subordinated debt	88.7	8.9	35.8	22.1	21.9
Non-cancelable operating lease obligations:
Related to current operations	49.6	6.8	17.7	15.1	10.0
Related to vacated space	26.6	2.9	7.8	8.7	7.2

Total contractual obligations	$581.4	$18.6	$61.3	$212.4	$289.1

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. Amounts related to vacated space is net of contractual sublease rental payments. Estimates may require further adjustments due to the real estate market conditions, such as higher than expected vacancy rates or lower sub-lease rates.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

We have a purchase commitment of $1.3 million as of March 31, 2004, the timing of which is dependent upon provision by the vendor of products or services. This commitment was paid in April 2004. Additionally, we have a commitment to purchase up to $5.0 million of equity in Genomic Health, Inc. (“Genomic Health”), at the election of Genomic Health, which election may be made by Genomic Health at any time on or after January 1, 2005.

Additional commitments related to Maxia and Pharmasset are also considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of March 31, 2004.

Under the terms of our collaborative licensing agreement with Pharmasset, we agreed to pay Pharmasset certain future performance milestone payments and future royalties on net sales; none of these milestones has been achieved as of March 31, 2004.

We have entered into and intend to continue to seek to license additional patent rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay milestone payments and royalties on sales of future products.

In December 2003, we entered into an agreement with a clinical research organization (“CRO”) to provide certain Reverset clinical trial management services. Under the terms of the agreement, we agreed to pay this CRO up to $6.2 million for certain future performance milestone payments, management fees and pre-approved out of pocket expenses. As of March 31, 2004, we paid approximately $1.6 million for professional and management fees to the CRO. No milestones have been achieved as of March 31, 2004.

We expect to use net cash in 2004 as we invest in our drug discovery and development programs; continue to invest in our intellectual property portfolio; make payments related to our restructuring programs; continue to seek access to technologies through investments, research and development and new alliances, license agreements and/or acquisitions; and make strategic investments.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our ability to attract and retain customers for our BKL database and to license our gene- and genomic technology-related intellectual property; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; expenditures in connection with potential repurchases of our 5.5% subordinated convertible notes due in 2007; expenditures in connection with our expansion of drug discovery and development programs; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; capital expenditures required to expand our facilities, including facilities for our expanding therapeutic discovery and development programs; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of our gene- and genomic technology-related intellectual property, will continue to decline as we focus on drug discovery and development programs.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed above.

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

In April 2004, we had a significant reduction in our workforce and closed our Palo Alto, California research facilities. We may incur higher than anticipated costs or delays in closing our California facilities, and this restructuring could result in the diversion of the efforts of our executive management team and other key employees, which could adversely affect our drug discovery and development efforts. As a part of this restructuring, we are discontinuing our information products research and development efforts, with the exception of the activities related to, and products developed by, our Proteome subsidiary. We may encounter difficulties associated with the discontinuation of certain of our information product-related activities that could adversely affect our operating results and financial position. These difficulties could include challenges in providing support to our customers, and, in particular, our non-U.S. customers. Some of our database customers could become dissatisfied as a result of our restructuring, and we could incur expenses associated with the amendment, termination or transition of these customer contracts.

As a part of increasing our focus on our drug discovery and development programs, we relocated our headquarters, including our finance and legal staff and systems, to our facility in Wilmington, Delaware. Our operating and financial results could be adversely affected by the risks associated with this relocation, including unanticipated delays, ineffective transition of responsibilities or systems, the retention of certain key employees, the hiring of finance personnel in Delaware, and ineffective transition of responsibilities for our intellectual property portfolio. During this transition process, we expect that we will need to continue to manage multiple locations and our relationships with information products customers, suppliers and other third parties. If we are unable to effectively transition our remaining information product line activities, our internal information management activities, our financial reporting, or our management of our intellectual property portfolio to the employees or outside parties who will take over those responsibilities, we may incur higher costs associated with the transition.

RISKS RELATING TO OUR FINANCIAL RESULTS

We expect to incur losses in the future and we may not achieve or maintain profitability in the future.

We had net losses from inception in 1991 through 1996 and in 1999 through 2004. Because of those losses, we had an accumulated deficit of $609.2 million as of March 31, 2004. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2004 and in future periods as well.

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

The market values of many of these investments can fluctuate significantly. We evaluate our long-term investments for impairment of their value on a quarterly basis. The volatility of the equity markets and the uncertainty of the biotechnology industry may result in fluctuations in the value of our investments in public companies. The value of our investments in private companies can fluctuate significantly. In past periods, market conditions have caused us to write-down the value of our private company investments, sometimes substantially, and market conditions may cause us to write down additional amounts. In addition, we have in the past written down the value of our debt investments in companies experiencing financial difficulties. Impairment could result in future charges to our earnings. Decreases in the value of our strategic investments may cause our losses to increase. As of March 31, 2004, the total aggregate value of our long-term investments was $13.3 million. We incurred charges related to write-downs in the valuation of long-term investments of $2.7 million in the first quarter of 2004.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of March 31, 2004, we had total consolidated debt of $417.7 million and stockholders’ equity of $117.8 million. The indentures pursuant to which our outstanding convertible subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible subordinated notes. As of March 31, 2004, $166.5 million aggregate principal amount of our 5.5% convertible subordinated notes due 2007 were outstanding. In February and March 2004, we issued $250.0 million aggregate principal amount of our 3½% convertible subordinated notes due 2011. Our annual interest payments for the 5.5% notes through 2006, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $9.2 million, and an additional $4.6 million in interest is payable in 2007. Our annual interest payments for the 3½% notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest will be payable in 2011. We intend to fulfill our debt service obligations from our existing cash and marketable securities. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We are in an arbitration with Iconix Pharmaceuticals, Inc. (“Iconix”) with respect to payments that Iconix alleges we owe it pursuant to a contract. Iconix initiated the arbitration process under the contract seeking final and binding arbitration. Based upon our pre-arbitration correspondence with Iconix, we believe Iconix is alleging that we are obligated to make payments to it in the aggregate amount of $28.25 million. Based on Iconix’s amended demand for arbitration, we understand Iconix is also seeking return of a $4.5 million license fee paid to us and recovery of amounts paid to a third-party supplier. There can be no assurance as to the ultimate outcome of the arbitration and, at this time, we cannot predict the financial impact to us of the results of the arbitration. Regardless of the outcome, we could incur substantial costs and diversion of management time as a result of the arbitration.

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

We are exposed to interest rate risk primarily through our investments in short-term marketable securities. Our investment policy calls for investment in short term, low risk, investment-grade instruments. As of March 31, 2004, cash, cash equivalents and marketable securities were $500.7 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2004, the decline in fair value would not be material.

We are exposed to valuation risks related to our portfolio of long-term investments. These investments are primarily in small capitalization stocks of privately-held companies in the pharmaceutical/biotechnology industry sector and are primarily in companies with which we have or had research and development, licensing or other collaborative agreements. As of March 31, 2004, long-term investments were $13.3 million.

We are exposed to foreign exchange rate fluctuations as the financial results of our foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. All of our revenues are denominated in U.S. dollars. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of March 31, 2004, the impact to our financial position or results of operations would not be material.

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

In May 2001, we entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. (“Iconix”). Pursuant to the terms of the Agreement, the parties agreed to collaborate on the development and commercialization of a chemical genomic database (the “Database”), currently called DrugMatrix®. The Database was to be designed by Iconix to contain data, information and annotations related to gene expression, chemicals, pharmacology and toxicology, and related informatics tools and software. On November 10, 2003, Iconix filed a demand for arbitration against us, and on April 16, 2004, Iconix transmitted an amended demand. Based upon pre-arbitration correspondence from Iconix, we believe Iconix is alleging that we are obligated to make payments to it in the aggregate amount of $28.25 million. We believe that Iconix’s interpretation of the parties’ contract with respect to these payments is erroneous and that these payments are not owed. Based on the amended demand, we understand Iconix is also seeking return of a $4.5 million license fee paid to Incyte and recovery of amounts paid to a third-party supplier. We believe that we have meritorious defenses to Iconix’s claims and plan to contest them vigorously. In addition, we are asserting counterclaims related to Iconix’s nonperformance of certain of its contractual obligations to us. There can be no assurance as to the ultimate outcome of any such arbitration and at this time, we cannot predict the financial impact to us of the results of the arbitration. We expect that, regardless of the outcome, the Iconix arbitration will result in future legal and other costs to us, which could be substantial.

Item 2:	Changes in Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) On February 12, and March 8, 2004, we completed the sale of $200,000,000 and $50,000,000 aggregate principal amount of our 3 1/2% Convertible Subordinated Notes due 2011 (the “Notes”). The Notes are convertible at the option of the holder into shares of our Common Stock, at any time prior to redemption or maturity, at a conversion price of $11.22 per share (equal to a conversion rate of 89.1385 shares per $1,000 principal amount of the Notes and representing in the aggregate 22,284,625 shares), subject to adjustment under certain circumstances.

We sold the Notes to Morgan Stanley & Co. Incorporated, Piper Jaffray & Co. and SunTrust Capital Markets, Inc. as initial purchasers (the “Initial Purchasers”), in a private placement in reliance upon Section 4(2) of the Securities Act of 1933 (the “Act”) and Regulation D under the Act. The aggregate offering price of the Notes was $250,000,000 and the aggregate discount to the Initial Purchasers was $7,500,000.

We have been advised that the Initial Purchasers resold $250,000,000 aggregate principal amount of the Notes to “qualified institutional buyers” in reliance on Rule 144A under the Act.

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

b) Reports on Form 8-K

On February 2, 2004, we filed a Current Report on Form 8-K furnishing under Item 12 our press release relating to our financial results for the fiscal year ended December 31, 2003.

On February 2, 2004, we filed a Current Report on Form 8-K, under Item 5, announcing the closure of our Palo Alto, California location.

On February 12, 2004, we filed a Current Report on Form 8-K, under Item 5, providing a summary description of the business and updated risk factors and announcing a proposed private offering of $200 million of convertible subordinated notes by Incyte.

On February 13, 2004, we filed a Current Report on Form 8-K, under Item 5, announcing the pricing of a private offering of convertible subordinated notes by Incyte.

On March 8, 2004, we filed a Current Report on Form 8-K, under Item 5, announcing the issuance of an additional $50 million of our 3 1/2% Convertible Subordinated Notes due 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE CORPORATION

Dated:	May 7, 2004	By:	/s/ PAUL A. FRIEDMAN

PAUL A. FRIEDMAN Chief Executive Officer (Principal Executive Officer)

Dated:	May 7, 2004	By:	/s/ DAVID C. HASTINGS

DAVID C. HASTINGS Chief Financial Officer (Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of the Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.