Form 10-Q
period 2004-06-30
INCYTE CORP
filed 2004-08-06
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 73,370,423 as of July 30, 2004.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2004	December 31, 2003*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152,933	$29,698
Marketable securities—available-for-sale	320,622	264,109
Accounts receivable, net	3,336	5,733
Prepaid expenses and other current assets	6,504	11,387

Total current assets	483,395	310,927
Property and equipment, net	11,535	27,337
Long-term investments (1)	13,158	16,196
Intangible and other assets, net	30,030	25,085

Total assets	$538,118	$379,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,010	$6,450
Accrued compensation	5,856	12,402
Interest payable	7,077	3,816
Accrued and other current liabilities	5,181	4,321
Deferred revenue	3,523	6,401
Accrued restructuring and acquisition costs	41,261	24,036

Total current liabilities	67,908	57,426
Convertible subordinated notes	417,578	167,786

Total liabilities	485,486	225,212

Stockholders’ equity:
Common stock	73	73
Additional paid-in capital	729,797	726,962
Deferred compensation	(402)	(649)
Accumulated other comprehensive loss	(4,034)	(566)
Accumulated deficit	(672,802)	(571,487)

Total stockholders’ equity	52,632	154,333

Total liabilities and stockholders’ equity	$538,118	$379,545

*	The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.
(1)	Includes investments in companies considered related parties under SFAS 57 of $12.8 million and $14.7 million at June 30, 2004 and December 31, 2003, respectively.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$5,163	$11,036	$11,804	$23,545
Costs and expenses:
Research and development	25,565	29,870	51,749	60,056
Selling, general and administrative	6,004	7,694	11,804	15,071
Purchased in-process research and development	—	—	—	28,116
Other expenses	34,537	290	42,671	1,393

Total costs and expenses	66,106	37,854	106,224	104,636

Loss from operations	(60,943)	(26,818)	(94,420)	(81,091)
Interest and other income, net (1)	2,387	2,490	1,974	3,723
Interest expense	(4,868)	(2,439)	(8,388)	(4,878)
Gain/(loss) on certain derivative financial instruments, net	(77)	108	(254)	63

Loss before income taxes	(63,501)	(26,659)	(101,088)	(82,183)
Provision for income taxes	99	241	227	501

Net loss	$(63,600)	$(26,900)	$(101,315)	$(82,684)

Basic and diluted net loss per share:	$(0.87)	$(0.37)	$(1.39)	$(1.17)

Shares used in computing basic and diluted net loss per share	72,929	71,895	72,786	70,441

(1)	Includes loss on long-term investments in companies considered related parties under SFAS 57 of $1.9 million for the six months ended June 30, 2004.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(63,600)	$(26,900)	$(101,315)	$(82,684)
Other comprehensive loss:
Unrealized losses on marketable securities	(3,730)	(1,363)	(3,525)	(1,853)
Foreign currency translation adjustments	(4)	3	57	(30)

Other comprehensive loss	(3,734)	(1,360)	(3,468)	(1,883)

Comprehensive loss	$(67,334)	$(28,260)	$(104,783)	$(84,567)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(101,315)	$(82,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other expenses	42,179	1,393
Non-cash purchased in-process research and development	—	28,116
Depreciation and amortization	6,842	8,939
Compensation expense on executive loans	38	172
Stock compensation	247	999
Loss (gain) on derivative financial instruments, net	254	(63)
Realized gain on long-term investments, net	(123)	(456)
Impairment of long-term investments	2,747	2,714
Changes in operating assets and liabilities:
Accounts receivable	2,397	970
Prepaid expenses and other assets	3,999	3,487
Accounts payable	(1,440)	(4,465)
Accrued and other current liabilities	(15,391)	(20,904)
Deferred revenue	(2,878)	3,409

Net cash used in operating activities	(62,444)	(58,373)

Cash flows from investing activities:
Acquisition of Maxia Pharmaceuticals, net of cash acquired	—	(4,137)
Proceeds from the sale of long-term investments	123	1,838
Capital expenditures	(460)	(6,959)
Proceeds from the sale of equipment	724	—
Purchases of marketable securities	(470,256)	(335,698)
Sales and maturities of marketable securities	410,204	401,434

Net cash (used in) provided by investing activities	(59,665)	56,478

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	2,787	1,117
Repurchase of common stock	—	(105)
Net proceeds from issuance of convertible subordinated notes	242,500	—

Net cash provided by financing activities	245,287	1,012

Effect of exchange rate on cash and cash equivalents	57	(30)

Net increase (decrease) in cash and cash equivalents	123,235	(913)
Cash and cash equivalents at beginning of period	29,698	22,928

Cash and cash equivalents at end of period	$152,933	$22,015

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1. Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is focused on the discovery and development of novel, small molecule drugs to treat major medical conditions, including infection with human immunodeficiency virus, or HIV, inflammatory disorders, cancer and diabetes. We have assembled a team of scientists with core competencies in the areas of medicinal chemistry, and molecular, cellular and in vivo biology.

Previously, Incyte has been considered a leader in the development of proprietary genomic information products, which we marketed to other pharmaceutical and biotechnology companies. Due to the declining market for these products, in April 2004 we discontinued the majority of our information product lines and focused the majority of our resources on an ongoing basis on drug discovery and development.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2004, condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2003 has been derived from audited financial statements.

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

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform with the current year financial statement presentation.

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

The fair value of each option and employee purchase right was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Average risk-free interest rates	2.70%	2.39%	2.34%	3.06%	1.52%	1.70%	1.52%	1.70%
Average expected life (in years)	3.07	4.78	3.28	3.72	0.97	1.37	0.97	1.37
Volatility	88%	91%	89%	84%	90%	108%	90%	108%

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

	For the Three Months Ended June 30 ,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net loss, as reported	$(63,600)	$(26,900)	$(101,315)	$(82,684)
Add: Stock-based employee compensation	122	498	295	999
Deduct: Total stock-based employee compensation determined under the fair value-based method for all awards	(521)	(3,952)	(2,008)	(5,607)

Pro forma net loss	$(63,999)	$(30,354)	$(103,028)	$(87,292)

Net loss per share:
Basic and diluted net loss per share-as reported	$(0.87)	$(0.37)	$(1.39)	$(1.17)

Basic and diluted net loss per share-as SFAS 123 adjusted	$(0.88)	$(0.42)	$(1.42)	$(1.24)

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to June 30, 2004. The consolidation requirements apply to entities in which we made investments or with which we made contractual or other arrangements prior to January 31, 2003, beginning with the first fiscal year or interim period ending after March 15, 2004. We have investments in privately held companies that are in the pharmaceutical/biotechnology sector and are in the development or early stage. Some of these investments are considered to be variable interest entities. However, our interests in these VIE’s are not significant. We have evaluated our investments in these companies and have determined that upon the adoption of FIN 46, we were not the primary beneficiary of the VIEs and, therefore, they were not required to be consolidated into our financial statements. Accordingly, there was no material impact on our results of operations, financial position or cash flows for the three months ended June 30, 2004.

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”), which provides additional guidance for evaluating whether an investment is other-than-temporarily impaired and requires additional disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The guidance in EITF 03-1 for evaluating other-than-temporary impairments is effective for evaluations made in reporting periods beginning after June 15, 2004 and the disclosure requirements are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of EITF 03-1, the disclosure requirements are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. We do not expect EITF 03-1 will have an impact on our financial position, results of operations, or cash flows.

3. Property and equipment

Property and equipment consisted of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Office equipment	$661	$4,387
Laboratory equipment	10,801	14,792
Computer equipment	10,019	42,514
Leasehold improvements	2,051	30,187

	23,532	91,880
Less accumulated depreciation and amortization	(11,997)	(64,543)

	$11,535	$27,337

In connection with our 2004 restructuring, during the three and six months ended June 30, 2004, we wrote off certain leasehold improvements, and computer, office, and lab equipment located in our Palo Alto facilities with a net book value of $9.9 million and $12.3 million, respectively. We also received cash proceeds of $0.7 million in connection with the sale of certain computer and lab equipment. See Note 10 for further discussion.

4. Long-term investments

At June 30, 2004, the carrying value of our long-term investments consisted of equity investments in three privately-held companies accounted for under the cost method, one publicly-held company accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and the fair value of warrants to purchase common stock of one publicly held company accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. At December 31, 2003, the carrying value of our long-term investments consisted of equity investments in six privately-held companies accounted for under the cost method and the fair value of warrants to purchase the common stock of two publicly-held companies.

During the six months ended June 30, 2004, we recorded impairment charges of $2.7 million to reduce the carrying value of our investments in two privately-held investees by $0.8 million and $1.9 million because the investees had less than six months of cash and the likelihood of future debt or equity financing by the investees was remote. During the three and six months ended June 30, 2003, we recorded impairment charges of $0.8 million and $2.7 million, respectively, to reduce the carrying value of our investments in three privately-held investees by $1.9 million and $0.2 million and $0.6 million, respectively. The $1.9 million charge was due to a reorganization by the investee resulting in a decline in our ownership percentage. The $0.2 million charge was due to the proposed acquisition of the investee by a third party under which existing shareholders of the investee would receive no cash or ownership interest in the acquiring entity. The $0.6 million charge was because the investee had less than six months of cash and the likelihood of future debt or equity financing by the investee was remote.

The activity in our long-term investments, in any given quarter, may result in gains or losses on sales or impairment charges. Amounts realized upon disposition of these investments may be different from their carrying value.

5. Intangible and other assets

Intangible and other assets consist of the following (in thousands):

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Capitalized patents	$22,023	$(5,535)	$16,488	$22,023	$(3,465)	$18,558
Capitalized software	359	(340)	19	359	(305)	54
Acquired database technology	2,638	(982)	1,656	2,638	(798)	1,840
Other intangibles	362	(328)	34	362	(317)	45

Total intangible assets	25,382	(7,185)	18,197	25,382	(4,885)	20,497
Debt issuance cost	14,975	(5,077)	9,898	6,700	(4,245)	2,455
Other assets	1,935	—	1,935	2,133	—	2,133

Total intangible and other assets	$42,292	$(12,262)	$30,030	$34,215	$(9,130)	$25,085

Amortization expense related to intangible assets was $1.6 million and $2.3 million respectively, for the three and six months ended June 30, 2004 and $1.2 million and $2.3 million, respectively, for the corresponding periods in 2003. In connection with our review of the recoverability of our long-lived assets during the three months ended June 30, 2004, we revised the estimated useful life of our capitalized patents from ten to five years based on the increasingly competitive and challenging legal and economic environment for gene and genomic technology related patents. This change in accounting estimate increased our net loss by $0.9 million and our basic and diluted net loss per share by $0.01 for the three and six months ended June 30, 2004.

During the six months ended June 30, 2004, we incurred debt issuance costs of approximately $8.3 million in conjunction with the issuance of $250 million of convertible subordinated debt in February and March 2004. These costs have been capitalized as an other asset and are being amortized on a straight line basis over the life of the convertible subordinated debt. We also have other debt issuance costs related to our convertible debt issued in February 2000 which are being amortized on a straight line basis over the life of the convertible subordinated debt (see Note 6).

6. Convertible subordinated notes

In February and March 2004, in a private placement, we issued a total of $250.0 million of 3½% convertible subordinated notes due 2011 (the “3 1/2% Notes”), which resulted in net proceeds of approximately $242.5 million. The notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15, and are due February 15, 2011. The notes are subordinated to all senior indebtedness and pari passu in right of payment with our 5.5% convertible subordinated notes due 2007. As of June 30, 2004, we had no senior indebtedness, as defined. The notes are convertible into shares of our common stock at an initial conversion price of approximately $11.22 per share, subject to adjustments. Holders may require us to repurchase the notes upon a change in control, as defined. We may redeem the notes beginning February 20, 2007.

In February 2000, in a private placement, we issued $200.0 million of convertible subordinated notes (the “5.5% Notes”), which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to all senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. We may, at our option, redeem the notes at any time at specific prices. Holders may require us to repurchase the notes upon a change in control, as defined. As of June 30, 2004, $166.5 million of the 5.5% Notes, face value, were still outstanding.

7. Revenues

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods and services were $0.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2004 and $0.8 million and $1.9 million, respectively, for the corresponding periods in 2003.

No new transactions in which there was a concurrent commitment by us to purchase goods or services were entered into during the six months ended June 30, 2004. Of commitments made in prior periods, we expensed $3.8 million and $7.5 million, respectively, for the three and six months ended June 30, 2004 and 2003 and $3.4 million and $6.2 million, respectively, for the corresponding periods in 2003.

For the three and six months ended June 30, 2004, two and five customers, respectively, contributed 33.0% and 39.0%, respectively, of total revenues. For the three and six months ended June 30, 2003, one customer contributed 15% and 10% of total revenues, respectively.

Three customers comprised 29% of the accounts receivable balance at June 30 2004. Four customers comprised 50% of the accounts receivable balance at December 31, 2003.

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

	June 30,
	2004	2003
Outstanding stock options	8,194,334	9,013,373
Common shares issuable upon conversion of 3 1/2% Notes	22,281,639	—
Common shares issuable upon conversion of 5.5% Notes	2,469,667	2,525,956

Total potential common shares excluded from diluted net loss per share computation	32,945,640	11,539,329

9. Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with FASB Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). For the six months ended June 30, 2004, we recorded revenue from customers throughout the United States and in Austria, Belgium, China, Canada, Denmark, Finland, France, Germany, Ireland, Italy, Israel, Korea, Japan, The Netherlands, Singapore, Spain, Sweden, Switzerland, and the United Kingdom. Export revenues for the three and six months ended June 30, 2004 and 2003 were $2.6 million and $4.7 million, respectively, and $3.5 million and $7.1 million in the corresponding periods of 2003.

10. Other expenses

Below is a summary of the activity related to other expenses recorded for the periods in which activity related to our restructuring programs has taken place through the six months ended June 30, 2004.

The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

2004 Restructuring

	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of June 30, 2004
	(in thousands)
Restructuring expenses:
Workforce reduction	$6,701	$(6,206)	$495
Lease commitment and related costs	20,074	209	20,283
Other costs	312	(312)	—

Subtotal	27,087	(6,309)	20,778

Impairment of long-lived assets	11,935	(11,935)	—

Total other expenses	$39,022	$(18,244)	$20,778

In February 2004, we announced a restructuring plan to close our information products research facility and headquarters in Palo Alto, California and move our headquarters to our Wilmington, Delaware pharmaceutical research and development facility. The closure of the Palo Alto facility corresponds with terminating further development activities around our Palo Alto-based information products. The restructuring plan consists of the elimination of 183 employees and charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment purchases and other items. We expect to record additional charges during the third quarter of 2004 of approximately $0.2 million, which are primarily related to additional severance and termination benefits. The lease commitment and related costs relate primarily to the fair value of future lease obligations for two facilities through March 2011. As a result of the long-term nature of these contracts, we will be recording a charge each period through the termination date of the leases related to increases in the fair value of the lease obligations in accordance with the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which are estimated to total approximately $3.4 million at June 30, 2004.

2003 Restructuring

	Original Charge Recorded in 2003	Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of June 30, 2004
Restructuring expenses:
Workforce reduction	$4,977	$4,592	$(219)	$(4,373)	$—
Equipment and other assets	1,879	—	—	—	—

Subtotal	6,856	—	—	—	—
Impairment of other long-lived assets	4,678	—	—	—	—

Other expenses	$11,534	$4,592	$(219)	$(4,373)	$—

As a result of a decision made in the fourth quarter of 2003 to restructure our information products line in connection with the discontinuation of our clone activities and support functions, we recognized other expenses of $11.5 million. The plan included elimination of 75 employees and write-down of certain assets related to our genomic information product line. During the six months ended June 30, 2004, we reversed $0.2 million of the accrual due to expenses being less than amounts originally estimated. As of January 2, 2004, all affected employees had been terminated under this restructuring program and the plan was completed in the second quarter of 2004.

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of June 30, 2004
Restructuring expenses:
Workforce reduction	$7,325	$—	$—	$—	$—
Equipment and other assets	8,662	—	—	—	—
Lease commitments and other restructuring charges	17,924	17,893	1,803	(2,112)	17,584

Other expenses	$33,911	$17,893	$1,803	$(2,112)	$17,584

During 2002, we recognized other expenses of $33.9 million related to restructuring programs announced in the fourth quarter of 2002. We currently have one remaining lease related to an exited site that is due to expire in December 2010. During the six months ended June 30, 2004 we adjusted our estimates of future sublease income related to this lease and recorded additional expense of $1.8 million. While a portion of this facility remains vacant, we expect that all space will be occupied by 2006. We may incur additional costs associated with subleasing and lease termination activities.

2001 Restructuring and Other Impairments

	Original Charge Recorded in 2001	Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of June 30, 2004
Restructuring expenses:
Workforce reduction	$8,114	$—	$—	$—	$—
Equipment and other assets	32,629	—	—	—	—
Lease commitments and other restructuring charges	14,859	215	91	(187)	119

Subtotal	55,602	215	91	(187)	119
Impairment of goodwill and other intangible assets	68,666	—	—	—	—

Impairment of other long-lived assets	6,104	—	—	—	—

Other expenses	$130,372	$215	$91	$(187)	$119

During 2001, we recognized other expenses of $130.4 million relating to restructuring programs and long-lived asset write downs announced in the fourth quarter of 2001. During the six months ended June 30, 2004, we recognized an additional charge of $0.1 million related to contract related settlements in excess of amounts originally estimated.

11. Purchased in-process research and development expenses

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

The total purchase price was approximately $27.4 million, consisting of Incyte common stock and cash. The purchase price was allocated to assets and liabilities acquired and in-process research and development expense, based on management’s estimates of the relative fair values of the acquired assets and liabilities. The purchase price was allocated as follows:

(in thousands)
Current assets	$918
Current liabilities	(1,641)

Net tangible liabilities assumed	(723)
In-process research and development	28,116

Total purchase price	$27,393

Tangible assets acquired and liabilities assumed consist of cash of $0.5 million, prepaid expenses of $0.4 million, accounts payable of $0.8 million and accrued liabilities of $0.8 million. These amounts were allocated based on their fair value which approximated their respective carrying value. As noted above, approximately $28.1 million of the purchase price represented the estimated fair value of purchased in-process research and development projects that at the time of acquisition had not reached technological feasibility and had no alternative future use. Accordingly this amount was immediately charged to operating expense upon the acquisition date and was reflected in the statements of operations as a separate component of operating expense.

The value assigned to purchased in-process research and development was comprised of three compounds which were in stages ranging from discovery to preclinical phases as follows: Type II diabetes valued at $15.6 million; cancer valued at $6.9 million; and metabolic and other disorders valued at $5.6 million. The estimated fair values of these projects were determined by employment of a discounted cash flow model, using discount rates ranging from 20% to 40%. The discount rates used took into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process research and development projects that were valued. At the time of acquisition, the Maxia drug development platform was based on three components: chemistry, biology and an integrated drug discovery/development approach. Features of the chemistry component were novel, small, proprietary molecules. The biology component was based on leading scientific expertise in the nuclear receptor and signal transduction areas. The drug discovery platform was believed to provide an accelerated approach to novel drug discovery and development. Management has determined that each of these projects would require significant further development, including the receipt of marketing approval by the U.S Food and Drug Administration or an equivalent foreign agency, before they would be commercially available. The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology acquired and obtaining necessary regulatory approvals. The timing and estimated costs to complete these projects are difficult to predict due to their early stage of development. At June 30, 2004, significant further development of the Maxia compounds remains to be completed.

In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” we recorded a $2.9 million charge related to restructuring costs for Maxia Pharmaceuticals, Inc., which consisted of workforce reductions and consolidation of facilities. We currently have one remaining lease related to an exited site in San Diego, California, that is due to expire in November 2008. During the six months ended June 30, 2004, we adjusted our estimates of future sublease income related to this lease and recorded additional expense of $2.0 million. While a portion of this facility remains unoccupied, we expect that all space will be occupied by 2006. We may incur additional costs associated with subleasing and lease termination activities.

Below is a summary of activity related to accrued acquisition costs for the six months ended June 30, 2004:

	Original Accrual	Accrual Balance as of December 31, 2003	2004 Additions	2004 Accrual Utilized	Accrual Balance as of June 30, 2004
Accrued acquisition costs:
Workforce reduction	$845	$—	$—	$—	$—
Lease commitments and other restructuring fees	2,016	1,334	1,974	(528)	2,780
Transaction fees	1,450	—	—	—	—

Accrued acquisition costs	$4,311	$1,334	$1,974	$(528)	$2,780

The estimates above have been made based upon management’s best estimate of the amounts and timing of certain events that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to this accrual at the point that the differences become determinable.

12. Litigation

In May 2001, we entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. (“Iconix”). Pursuant to the terms of the Agreement, the parties agreed to collaborate on the development and commercialization of a chemical genomic database (the “Database”), currently called DrugMatrix®. The Database was to be designed by Iconix to contain data, information and annotations related to gene expression, chemicals, pharmacology and toxicology, and related informatics tools and software. On November 10, 2003, Iconix filed a demand for arbitration against us, and on April 16, 2004, Iconix transmitted an amended demand. An arbitration panel has been selected and hearings have been scheduled for the fourth quarter of 2004 and the first quarter of 2005. Based upon pre-arbitration correspondence from Iconix, we believe Iconix is alleging that we are obligated to make payments to it in the aggregate amount of $28.25 million. We believe that Iconix’s interpretation of the parties’ contract with respect to these payments is erroneous and that these payments are not owed. Based on the amended demand, we understand Iconix is also seeking return of a $4.5 million license fee paid to Incyte and recovery of amounts paid to a third-party supplier. We believe that we have meritorious defenses to Iconix’s claims and plan to contest them vigorously. In addition, we are asserting counterclaims related to Iconix’s nonperformance of certain of its contractual obligations to us. There can be no assurance as to the ultimate outcome of any such arbitration and at this time, we cannot predict the financial impact to us of the results of the arbitration. We expect that, regardless of the outcome, the Iconix arbitration will result in the diversion of management time and in future legal and other costs to us, which could be substantial.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2004 and our audited financial statements for the year-ended December 31, 2003 included in our Annual Report on Form 10-K previously filed with the SEC.

When used in this report, the words “expects,” “believes,” “intends” “anticipates,” “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the development, marketing, manufacturing and commercialization of our compounds and our product candidates; the increase in our drug discovery and development efforts and the increased investment to be made to advance such efforts; the expected timing, progress and other information regarding our preclinical and clinical trials; conducting clinical trials internally; our collaboration and strategic alliance efforts; the potential treatment and application of our compounds; anticipated benefits and disadvantages of entering into collaboration agreements; regulatory approval; the safety, effectiveness and potential benefits of our product candidate and other compounds under development; potential uses for our product candidate and our other compounds; our ability to manage expansion of our drug discovery and development operations; future required expertise relating to clinical trials, manufacturing, sales and marketing and for licenses to technology rights; the receipt of or payments to customers resulting from milestones or royalties; the closure of our Palo Alto location, including related charges, the expected cash impact of these charges and related expense reductions; difficulties resulting from the discontinuation of certain of our information product-related activities, including the amendment, termination or transition of customer contracts; the management of multiple locations; our plans for our BioKnowledge® product; our portfolio of gene and genomics-related technology patents; the successful prosecution of our patent applications and protection of our patents; expected expenses and expenditure levels; expected revenues, revenue decreases and sources of revenues; expected losses; our critical accounting policies and significant judgments and estimates; our profitability; the adequacy of our capital resources; the need to raise additional capital; the costs associated with resolving a matter currently in arbitration and our ongoing patent infringement litigation; our efforts to license patent rights relating to compounds or technologies; our expected uses of net cash; our expectations regarding competition; our long-term investments, including anticipated expenditures, losses and expenses; valuation allowance for deferred tax assets; costs associated with prosecuting, defending and enforcing patent claims and other intellectual property rights; expected utilization of accruals; our ability to obtain, maintain or increase coverage of product liability and other insurance; adequacy of our product liability insurance and our indebtedness. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our ability to market, manufacture and commercialize a drug candidate or product; our ability to obtain additional capital when needed; continuing trends with respect to reduced pharmaceutical and biotechnology research spending; risks relating to the development of new products and their use by us and our potential customers; our ability to in-license a potential drug compound or drug candidate; uncertainties as to actual research and development expenses; the cost of accessing, licensing or acquiring potential drug compounds or drug candidates developed by other companies; the risk of significant delays or costs in obtaining regulatory approvals; the ability to obtain regulatory approval or to conduct clinical trials for our product candidates; our ability to enroll a sufficient number of patients meeting eligibility criteria for our clinical trials; the impact of technological advances and competition; the ability to compete against third parties with greater resources than ours; competition to develop and commercialize similar drug products; the risk of unanticipated delays in research and development efforts; our ability to exit and close facilities upon anticipated timelines; uncertainties relating to the transition of our operations to our Delaware headquarters; the actual cash impact of related restructuring charges and reduction of operating expenses; our ability to deliver our information related products to our customers effectively; the outcome of any disputes under an existing customer contract; our ability to obtain patent protection for our discoveries and to continue to be effective in expanding our patent coverage; the impact of changing laws on our patent portfolio; developments in and expenses relating to litigation and arbitration; uncertainties relating to milestone and royalty payments due under existing contracts with our database customers and risks relating to their development and sales efforts; our ability to leverage our intellectual property portfolio through licensing arrangements with database customers; and the results of businesses in which we have made investments, and the matters set forth under the caption “Factors That May Affect Results.”

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

Overview

Incyte is focused on the discovery and development of novel, small molecule drugs to treat major medical conditions, including infection with human immunodeficiency virus, or HIV, inflammatory disorders, cancer and diabetes. We are using our expertise in medicinal chemistry, and molecular, cellular and in vivo biology to discover and develop novel drugs. Our most advanced product candidate, Reverset™, is a nucleoside analog reverse transcriptase inhibitor, or NRTI, that is being developed as a once-a-day oral therapy for use in combination with other antiviral drugs for patients with HIV infections. Reverset is currently in Phase IIb clinical trials.

In addition to our Reverset development program, we currently have four internally-generated drug discovery programs underway. The most advanced of these programs is focused on developing antagonists to a key receptor involved in inflammation called the CCR2 receptor, and the lead candidate from this program entered Phase I clinical trials in the second quarter of 2004. We believe that this class of compounds may have application in the treatment of various inflammatory diseases, including rheumatoid arthritis. A second internally-generated program is focused on inhibition of sheddase, an enzyme involved in activating members of the epidermal growth factor receptor (EGFR). By inhibiting sheddase we believe it could block signaling mechanisms needed for growth and metastasis of certain breast cancers, and possibly other solid tumors. We have selected a lead candidate for preclinical development and initiated GLP toxicology trials. If results of these trials are acceptable, we intend to initiate Phase I clinical trials for this compound in the first quarter of 2005. We also possess an extensive gene-related intellectual property portfolio and a biological research information product line based in Beverly, Massachusetts.

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

As a result of the closure of our Palo Alto operations, we recorded $39.0 million of restructuring and other charges during the six months ended June 30, 2004, and expect to record additional expenses of up to $0.2 million during the third quarter of 2004. These restructuring and other charges include charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment purchases, a workforce reduction and other items. The restructuring charges include lease commitment and related costs related primarily to the fair value of future lease obligations for two facilities through March 2011. As a result of the long-term nature of these contracts, we will be recording a charge each period through the termination date of the leases related to increases in the fair value of the lease obligations in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which are estimated to total approximately $3.4 million at June 30, 2004. We expect that the cash usage in 2004 from restructuring related charges will be up to $23 million.

In conjunction with the 2004 restructuring program, we expect to reduce certain annual operating expenses of up to $50 million through a combination of decreased spending, personnel reductions and office consolidations. The restructuring programs will have no impact on our drug discovery and development programs as we intend to continue to invest in research and development related to these efforts. We expect these research and development expenses to continue to increase in 2004 and will partially offset our expected expense reductions from the 2004 restructuring program. We expect our total research and development expense to range from $91 to $95 million in 2004. Of this amount, we expect our drug discovery and development expenses to total approximately $73 million, which does not include any purchased in-process research and development costs. Also included in our overall research and development expenses are $12 million in costs related to our information product line, which primarily includes first and second quarter 2004 activities and up to $10 million in costs related to our intellectual property and BKL product line.

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

Prior Restructurings

A discussion of each of our restructuring programs prior to 2004 is set forth below:

In 2003, as a result of a restructuring decision made in the fourth quarter, we incurred a charge of $11.5 million. The restructuring plan included elimination of approximately 75 employees at our Palo Alto location and write-down of certain assets related to our genomic information product line. The restructuring plan was completed in 2004 and we recorded a credit to restructuring expenses of $0.2 million during the six month ended June 30, 2004 as a result of actual expenses being less than amounts originally estimated.

In 2002, we announced plans to reduce our expenditures, primarily in research and development, through a combination of spending reductions, workforce reductions and office consolidations. The expense reduction plan included elimination of approximately 37% of our workforce in Palo Alto, California, Beverly, Massachusetts, and Cambridge, United Kingdom and consolidation of our office and research facilities in Palo Alto, California. As a result of these actions, we incurred a charge of $33.9 million during the fourth quarter of 2002. In 2003, we recorded an additional charge of $3.7 million related to this restructuring, primarily relating to facilities lease expenses in excess of amounts originally estimated. During the six months ended June 30, 2004, we adjusted our estimates of future sublease income related to the facility lease and recorded additional expense of $1.8 million.

During 2001, we exited certain product lines and, as a result of exiting these activities, we closed certain of our facilities in Fremont, California, Palo Alto, California, St. Louis, Missouri and Cambridge, United Kingdom. In addition to the product lines exited, we made infrastructure and other personnel reductions at our locations, resulting in an aggregate workforce reduction of approximately 400 employees. As a result of these actions, we recorded $130.4 million of restructuring charges in the fourth quarter of 2001. Additional charges for restructuring expenses of $3.4 million, $0.7 million and $0.1 million were recorded in 2002, 2003 and the six months ended June 30, 2004, respectively, primarily for contract-related settlements, revised impairment estimates for long-lived assets and facilities lease expenses in excess of estimated amounts, offset by the release of other restructuring accruals in excess of actual expenses.

Pharmasset Collaborative Licensing Agreement

In September 2003, we entered into a collaborative licensing agreement with Pharmasset, Inc. (“Pharmasset”) to develop and commercialize Reverset, an antiretroviral drug that is currently in Phase IIb clinical development for the treatment of HIV. Under the terms of the agreement we paid Pharmasset $6.3 million, which we recorded as a charge to purchased in-process research and development expense that is presented as a separate component of operating expenses. In addition to this one-time payment, we also agreed to pay Pharmasset certain future performance milestone payments and future royalties on net sales, in exchange for exclusive rights in the United States, Europe and certain other markets to develop, manufacture and market the drug. Pharmasset will retain marketing and commercialization rights in certain territories, including South America, Mexico, Africa, the Middle East and China. One of the milestones had been met as of June 30, 2004, resulting in $0.5 million of research and development expense during the three months ended June 30, 2004.

Maxia Acquisition

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

The total purchase price was approximately $27.4 million, consisting of Incyte common stock and cash. The purchase price was allocated to assets and liabilities acquired and in-process research and development expense, based on management’s estimates of the relative fair values of the acquired assets and liabilities. The purchase price was allocated as follows:

(in thousands)
Current assets	$918
Current liabilities	(1,641)

Net tangible liabilities assumed	(723)
In-process research and development	28,116

Total purchase price	$27,393

Tangible assets acquired and liabilities assumed consist of cash of $0.5 million, prepaid expenses of $0.4 million, accounts payable of $0.8 million and accrued liabilities of $0.8 million. These amounts were allocated based on their fair value which approximated their respective carrying value. As noted above, approximately $28.1 million of the purchase price represented the estimated fair value of purchased in-process research and development projects that at the time of acquisition had not reached technological feasibility and had no alternative future use. Accordingly this amount was immediately charged to operating expense upon the acquisition date and was reflected in the statements of operations as a separate component of operating expense.

The value assigned to purchased in-process research and development was comprised of three compounds which were in stages ranging from discovery to preclinical phases as follows: Type II diabetes valued at $15.6 million; cancer valued at $6.9 million; and metabolic and other disorders valued at $5.6 million. The estimated fair values of these projects were determined by employment of a discounted cash flow model, using discount rates ranging from 20% to 40%. The discount rates used took into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process research and development projects that were valued. At the time of acquisition, the Maxia drug development platform was based on three components: chemistry, biology and an integrated drug discovery/development approach. Features of the chemistry component were novel, small, proprietary molecules. The biology component was based on leading scientific expertise in the nuclear receptor and signal transduction areas. The drug discovery platform was believed to provide an accelerated approach to novel drug discovery and development. Management has determined that each of these projects would require significant further development, including the receipt of marketing approval by the U.S Food and Drug Administration or an equivalent foreign agency, before they would be commercially available. The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology acquired and obtaining necessary regulatory approvals. The timing and estimated costs to complete these projects are difficult to predict due to their early stage of development. At June 30, 2004, significant further development of the Maxia compounds remains to be completed.

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

Certain of our contractual arrangements with customers involve multiple deliverables or elements. Under these arrangements, the multiple elements generally consist only of access to our information databases, use of our intellectual property, and sales of our custom products and services. Revenues recognized from multiple element contracts are allocated to each element of the arrangement based on the fair values of the elements. The determination of fair value of each element is based on objective evidence from historical sales of individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement.

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

Accounting for Long-Term Investments. Our long-term investments have historically consisted of investments in both privately and publicly-held companies in which we have owned less than 20% of the outstanding voting stock and have not had the ability to exert significant influence over the investees. Accordingly, our long-term investments in privately-held companies have been accounted for under the cost method and our investments in publicly-held companies have been accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investments in publicly-held companies are classified as available-for-sale and are adjusted to their fair value each period based on their quoted market price with any adjustments being recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

We periodically evaluate the carrying value of our ownership interests in privately-held cost method investees by reviewing conditions that might indicate an other-than temporary decline in fair value, including the following:

•	Financial performance of the investee;

•	Achievement of business plan objectives and milestones including the hiring of key employees, obtaining key business partnerships, and progress related to research and development activities;

•	Available cash; and

•	Completion of debt and equity financings.

If our review of these factors indicates that an other-than-temporary decline in the fair value of the investee has occurred, we estimate the fair value of the investee. When the carrying value of our investments is materially greater than our pro-rata share of the estimated fair value of the investee, we record an impairment charge to reduce our carrying value. Impairment charges are recorded in the period when the related triggering condition becomes known to management. We use the best information available in performing our periodic evaluations; however, the information available may be limited. These evaluations involve significant management judgment, and the actual amounts realized for a specific investment may differ from the carrying value. For our available-for-sale investments in publicly-held investees, we monitor all unrealized losses to determine whether a decline in fair value below carrying value is other-than-temporary. Generally, when fair value is materially less than carrying value, and the stock price of the investee has declined for six consecutive months, we consider the decline to be other-than-temporary. When we conclude that a decline is other-than-temporary, we adjust the carrying value of our long-term investments in publicly-held investees so that our carrying value per share is equal to the quoted market price per share. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional impairment charges.

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

Results of Operations

We recorded a net loss of $63.6 million and $101.3 million and basic and diluted net loss per share of $0.87 and $1.39 per share for the three and six months ended June 30, 2004, respectively, as compared to a net loss of $26.9 million and $82.7 million and basic and diluted net loss per share of $0.37 and $1.17 per share in the corresponding periods in 2003.

Revenues. Our revenues for the three and six months ended June 30, 2004 declined to $5.2 million and $11.8 million, respectively, from $11.0 million and $23.5 million for the three and six months ended June 30, 2003. Revenues were derived exclusively from our information products, which include database subscriptions, licensing of our gene- and genomic-related intellectual property, and partner programs. The decrease in revenues for the three and six months ended June 30, 2004 compared to 2003 corresponded with terminating further development activities around our former Palo Alto-based information products and services related to LifeSeq and ZooSeq. Revenues for these products have been declining in recent years due to consolidation within the pharmaceutical and biotechnology sectors as well as a challenging economic environment that led to reduced demand of research tools and services. These trends, together with the public availability of genomic information, significantly reduced the market for, and revenues from, our former Palo Alto-based information products and services.

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods and services were $0.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2004 and $0.8 million and $1.9 million, respectively, for the corresponding periods in 2003. No new transactions in which there was a concurrent commitment by us to purchase goods for services were entered into during the six months ended June 30, 2004. Of commitments made in prior periods, we expensed $3.8 million and $7.5 million, respectively, for the three and six months ended June 30, 2004 and $3.4 million and $6.2 million, respectively, for the corresponding periods in 2003.

We expect that revenues generated from information products, including licensing of gene and genomic technology-related intellectual property, will continue to decline as we focus on our drug discovery and development programs. We expect that revenues from information products in 2004 will be in the range of $12.0 to $14.0 million.

Operating Expenses. Total costs and expenses for the three and six months ended June 30, 2004 were $66.1 million and $106.2 million, respectively, compared to $37.9 million and $104.6 million for the corresponding periods in 2003. In conjunction with the 2004 restructuring program, we recorded $31.4 million and $39.0 million, respectively, during the three and six months ended June 30, 2004 which is included in other expense in the accompanying condensed consolidated statements of operations. We estimate that we will record additional restructuring charges of up to $0.2 million in the third quarter of 2004. These restructuring charges include charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment purchases, a workforce reduction and other items. As a result of the 2004 restructuring program, we expect to reduce certain annual operating expenses by up to $50 million through a combination of decreased spending, personnel reductions and facilities closures. The restructuring programs will have no impact on our drug discovery and development programs as we intend to continue to invest in research and development related to these efforts. We expect these research and development expenses to continue to increase in 2004, and such expenses should partially offset our expected expense reductions from the 2004 restructuring program. We expect our total research and development expenses to range from $91 to $95 million in 2004.

During the three and six months ended June 30, 2004, we also recorded charges of $3.2 million and $3.6 million, respectively, related primarily to a reduction in estimated sublease income for a facility closed in connection with our 2001 restructuring and a facility closed in connection with our acquisition of Maxia Pharmaceuticals, Inc.

Research and development expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2004	2003	2004	2003
	(in millions)		(in millions)
Salary and benefits related	$7.9	$13.5	$17.9	$26.8
Collaboration and outside services	8.9	6.6	16.4	12.4
Occupancy and all other costs	8.8	9.8	17.5	20.9

Total research and development expenses	$25.6	$29.9	$51.8	$60.1

We currently track research and development costs by natural expense line and not costs by project. These costs are exclusive of all charges related to the purchase of in-process research and development projects. The decrease in 2004 from 2003 was primarily the result of expenses eliminated through the restructuring programs, partially offset by increased drug discovery and development expenses.

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

Our most advanced clinical development programs are our efforts to develop Reverset for the treatment of patients infected with HIV and the development of antagonists to the CCR2 receptor. We completed our initial Phase II trial and began dosing in a Phase IIb human clinical trial for Reverset in the second quarter of 2004. Our lead compound from our CCR2 antagonist program is currently in Phase I clinical trials. A lead compound in our sheddase inhibitor program was nominated for development during the first quarter of 2004 and is currently undergoing preclinical toxicology testing. If results of these trials are acceptable, we intend to initiate Phase I clinical trials for this compound in the first quarter of 2005. Many factors can affect the cost and timing of our trials, including inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These and other risk factors, detailed in “Factors That May Affect Results - Risks Relating to our Business,” make it difficult for us to predict the timing and costs of the further development and approval of our products.

Selling, general and administrative expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2004	2003	2004	2003
	(in millions)
Salary and benefits related	$2.4	$4.9	$4.5	$9.9
Other contract service and outside costs	3.6	2.8	7.3	5.2

Total selling, general and administrative expenses	$6.0	$7.7	$11.8	$15.1

The decrease in 2004 over 2003 was primarily the result of expenses eliminated through the restructuring programs, partially offset by legal expenses related to patent infringement litigation and arbitration, outside services related to transitioning our corporate headquarters functions from Palo Alto to Delaware and increased facility costs related to our Delaware and San Diego sites. Regardless of the outcome, we expect our ongoing patent infringement litigation and pending arbitration to result in future costs to us, which could be substantial.

Purchased in-process research and development expense. Purchased in-process research and development expenses for the six months ended June 30, 2003 of $28.1 million was related to the acquisition of Maxia Pharmaceuticals, Inc.

Other expenses. Total other expenses for the three and six months ended June 30, 2004 were $34.5 million and $42.7 million, respectively, compared to $0.3 million and $1.4 million, respectively, for the corresponding periods in 2003, and represent charges recorded in connection with previously announced restructuring programs. The increase from 2003 to 2004 is due to the significant costs associated with the shutdown of our Palo Alto operations.

Interest and Other Income, Net. Interest and other income, net, for the three and six months ended June 30, 2004 was $2.4 million and $2.0 million, respectively, compared to $2.5 million and $3.7 million, respectively, for the corresponding periods in 2003. The $0.4 million increase for the three months ended June 30, 2004 over the comparable period in 2003 is due primarily to a $0.5 million payment received in connection with the settlement of a customer dispute partially offset by lower interest rates in 2004. The $1.2 million decline for the six months ended June 30, 2004 over the comparable period in 2003 is due to lower interest rates in 2004 and a gain of $0.4 million on the sale of a cost method investment in 2003 partially offset by a $0.5 million payment received in connection with the settlement of a customer dispute.

Interest Expense. Interest expense for the three and six months ended June 30, 2004 was $4.9 million and $8.4 million, respectively, compared to $2.4 million and $4.9 million, respectively, for the corresponding periods in 2003. The increase in 2004 is related to additional interest expense incurred as a result of the issuance of $250 million of convertible debt in February and March of 2004.

Gain/(Loss) on Certain Derivative Financial Instruments, Net. The losses on derivative financial instruments of $0.1 million and $0.3 million, respectively, in the three and six months ended June 30, 2004 and the gain of $0.1 million in the three and six months ended June 30, 2003 represent the change in the fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133 (“SFAS 133”).

Provision for Income Taxes. Due to our net loss in 2004 and 2003, we had a minimal effective annual income tax rate. The income taxes for 2004 and 2003 are primarily attributable to foreign withholding taxes.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to June 30, 2004. The consolidation requirements apply to entities in which we made investments or with which we had contractual or other arrangements prior to January 31, 2003 beginning with the first fiscal year or interim period ending after March 15, 2004. We have investments in privately held companies that are in the pharmaceutical/biotechnology sector and are in the development or early stage. Some of these investments are considered to be variable interest entities. However, our interests in these VIE’s are not significant. We have evaluated our investments in these companies and have determined that upon the adoption of FIN 46, we were not the primary beneficiary of the VIEs and, therefore, they were not required to be consolidated into our financial statements. Accordingly, there was no material impact on our results of operations, financial position or cash flows for the six months ended June 30, 2004.

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”), which provides additional guidance for evaluating whether an investment is other-than-temporarily impaired and requires additional disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The guidance in EITF 03-1 for evaluating other-than-temporary impairments is effective for evaluations made in reporting periods beginning after June 15, 2004 and the disclosure requirements are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of EITF 03-1, the disclosure requirements are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. We do not expect EITF 03-1 will have an impact on our financial position, results of operations, or cash flows.

Liquidity and Capital Resources

As of June 30, 2004, we had $473.6 million in cash, cash equivalents and marketable securities, compared to $293.8 million as of December 31, 2003. We have historically financed our operations primarily through the sale of equity securities, the issuance of convertible subordinated notes and cash received from our customers.

In February and March 2004, in a private placement, we issued a total of $250 million of 3 1/2% convertible subordinated notes due 2011 (the “3 1/2% notes”), which resulted in net proceeds of approximately $242.5 million. The notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15, and are due February 15, 2011. The notes are subordinated to all senior indebtedness and pari passu in right of payment with our 5.5% convertible subordinated notes due 2007 (the “5.5% notes”). As of June 30, 2004, we had no senior indebtedness. The notes are convertible into shares of our common stock at an initial conversion price of approximately $11.22 per share. Holders may require us to repurchase the notes upon a change in control, as defined. We may redeem the notes beginning February 20, 2007.

We have classified all of our marketable securities as short-term, as we may choose not to hold our marketable securities until maturity. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $62.4 million for the six months ended June 30, 2004 compared to $58.4 million for the six months ended June 30, 2003. The increase of $4.0 million was primarily due to an $18.6 million increase in our net loss, offset by a $14.6 million increase in non-cash items, and changes in other operating assets and liabilities.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures. Capital expenditures for the six months ended June 30, 2004 and 2003, were $0.5 million and $7.0 million, respectively. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $245.3 million for the six months ended June 30, 2004 as compared to $1.0 million for the six months ended June 30 2003. This increase is primarily due to the net proceeds of $242.5 million from the issuance of convertible debt in February and March of 2004 and an increase in proceeds from the issuance of common stock under our stock compensation plans of $1.7 million.

The following summarizes our future minimum convertible debt payments, future interest payments on convertible debt, and future operating lease payments for the next five fiscal years and thereafter as of June 30, 2004 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1–3	Years 4–5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$416.5	$—	$166.5	$—	$250.0
Interest on convertible subordinated debt	88.7	17.9	35.8	17.5	17.5
Non-cancelable operating lease obligations:
Related to current operations	16.5	4.1	7.7	4.7	—
Related to vacated space	55.7	8.8	17.2	16.4	13.3

Total contractual obligations	$577.4	$30.8	$227.2	$38.6	$280.8

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. Estimates may require further adjustments due to the real estate market conditions, such as higher than expected vacancy rates or lower sub-lease rates. We have entered into sublease agreements for certain of the vacated space with scheduled payments to us of $1.5 million (less than 1 year), $4.1 million (years 1-3), $2.7 million (years 4-5), and $2.3 million (over 5 years).

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

Additional commitments related to Maxia and Pharmasset are also considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of June 30, 2004.

Under the terms of our collaborative licensing agreement with Pharmasset, we agreed to pay Pharmasset certain future performance milestone payments and future royalties on net sales. One of these milestones had been met as of June 30, 2004, resulting in $0.5 million of research and development expense during the three months ended June 30, 2004.

We have entered into and intend to continue to seek to license additional patent rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay milestone payments and royalties on sales of future products.

We have entered into agreements with clinical research organizations to provide certain clinical trial management services. Under the terms of the most significant of these agreements, we agreed to pay up to $6.2 million for certain future performance milestone payments, management fees and pre-approved out of pocket expenses, of which approximately $2.0 million had been paid as of June 30, 2004.

We expect to use net cash in 2004 as we invest in our drug discovery and development programs; make payments related to our restructuring programs; continue to seek access to technologies through investments, research and development and new alliances, license agreements and/or acquisitions; and continue to invest in our intellectual property portfolio.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; expenditures in connection with potential repurchases of our 5.5% subordinated convertible notes due in 2007; expenditures in connection with our expansion of drug discovery and development programs; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; capital expenditures required to expand our facilities, including facilities for our expanding therapeutic discovery and development programs; and costs associated with the integration of new operations assumed through mergers and acquisitions; and our ability to attract and retain customers for our BKL database and to license our gene- and genomic technology-related intellectual property. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of our gene- and genomic technology-related intellectual property, will continue to decline as we focus on drug discovery and development programs.

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

We are currently engaged in a number of different approaches to discover and develop novel drug candidates. We are internally developing novel small molecule chemokine receptor antagonists to treat inflammation and our scientists have produced a number of lead compounds that are in the final stages of preclinical testing and a lead candidate from this program has entered Phase I clinical trials. Our other internal drug discovery programs are focused on sheddase inhibitors to treat cancer and protein phosphatases to treat cancer and metabolic diseases. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates.

The success of our drug discovery and development efforts may depend on our ability to find suitable collaborators to fully exploit our capabilities. If we are unable to establish collaborations or if these future collaborations are unsuccessful, our research and development efforts may be unsuccessful, which could adversely affect our results of operations and financial condition.

An important element of our business strategy will be to enter into collaborative or license arrangements with third parties under which we license our drugs candidates to those third parties for development and commercialization. We expect that while we may initially seek to conduct initial clinical trials on our drug candidates, we will need to seek collaborators for a number of our drug candidates because of the expense, effort and expertise required to continue additional clinical trials and further develop those drug candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug compounds that are desirable to other parties, or we may be unwilling to license a drug compound because the party interested in it is a competitor. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position. If we are not able to establish collaborative agreements, we may not be able to develop and commercialize a drug product, which would adversely affect our business and our revenues.

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

Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop. At the present time, we have two drug candidates, Reverset and our lead CCR2 antagonist, in Phase II and Phase I clinical trials, respectively, and our other drug candidates are still undergoing preclinical testing. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

Reverset and our lead CCR2 antagonist are our only drug candidates in clinical trials. We, or our collaborators, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition. Even if Reverset, or another drug candidate that we develop, receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur. At this point, the regulatory agencies may require additional clinical studies. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive and third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. Actions of governmental authorities and other groups could result in lower prices for certain drugs, including drugs that address HIV infection. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors and third parties may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

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

In April 2004, we had a significant reduction in our workforce and closed our Palo Alto, California research facilities. We may incur higher than anticipated costs or delays associated with closing our California facilities, and this restructuring could result in the diversion of the efforts of our executive management team and other key employees, which could adversely affect our drug discovery and development efforts. As a part of this restructuring, we are discontinuing our information products research and development efforts, with the exception of the activities related to, and products developed by, our Proteome subsidiary. We may encounter difficulties associated with the discontinuation of certain of our information product-related activities that could adversely affect our operating results and financial position. These difficulties could include challenges in providing support to our customers, and, in particular, our non-U.S. customers. Some of our database customers could become dissatisfied as a result of our restructuring, and we could incur expenses associated with the amendment, termination or transition of these customer contracts.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2004. Because of those losses, we had an accumulated deficit of $672.8 million as of June 30, 2004. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2004 and in future periods as well.

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

The market values of many of these investments can fluctuate significantly. We evaluate our long-term investments for impairment of their value on a quarterly basis. The volatility of the equity markets and the uncertainty of the biotechnology industry may result in fluctuations in the value of our investments in public companies. The value of our investments in private companies can fluctuate significantly. In past periods, market conditions have caused us to write-down the value of our private company investments, sometimes substantially, and market conditions may cause us to write down additional amounts. In addition, we have in the past written down the value of our debt investments in companies experiencing financial difficulties. Impairment could result in future charges to our earnings. Decreases in the value of our strategic investments may cause our losses to increase. As of June 30, 2004, the total aggregate value of our long-term investments was $13.2 million. We incurred charges related to write-downs in the valuation of long-term investments of $2.7 million during the six months ended June 30, 2004.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of June 30, 2004, we had total consolidated debt of $417.6 million and stockholders’ equity of $52.6 million. The indentures pursuant to which our outstanding convertible subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible subordinated notes. As of June 30, 2004, $166.5 million aggregate principal amount of our 5.5% convertible subordinated notes due 2007 were outstanding. In February and March 2004, we issued $250.0 million aggregate principal amount of our 3 1/2% convertible subordinated notes due 2011. Our annual interest payments for the 5.5% notes through 2006, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $9.2 million, and an additional $4.6 million in interest is payable in 2007. Our annual interest payments for the 3 1/2% notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest will be payable in 2011. We intend to fulfill our debt service obligations from our existing cash and marketable securities. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

RISKS RELATING TO INTELLECTUAL PROPERTY AND LEGAL MATTERS

We are involved in patent litigation, which, if not resolved favorably, could require us to pay damages.

In October 2001, Invitrogen Corporation, or Invitrogen, filed an action against us in federal court, alleging infringement of three patents. The complaint seeks unspecified money damages and injunctive relief. In November 2001, we filed our answer to Invitrogen’s patent infringement claims, and asserted seven counterclaims against Invitrogen, seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches and patent misuse. We are also seeking our fees, costs and expenses. Invitrogen filed its answer to our counterclaims in January 2002. In February 2003, we added a counterclaim for unfair business practices. On February 9, 2004, the Court ordered a stay of all proceedings pending disposition of the appeal in a related case of a judgment invalidating the same patents that are asserted in this case.

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

We are in an arbitration with Iconix Pharmaceuticals, Inc., or Iconix, with respect to payments that Iconix alleges we owe it pursuant to a contract. Iconix initiated the arbitration process under the contract seeking final and binding arbitration. An arbitration panel has been selected and hearings have been scheduled for the fourth quarter of 2004 and the first quarter of 2005. Based upon our pre-arbitration correspondence with Iconix, we believe Iconix is alleging that we are obligated to make payments to it in the aggregate amount of $28.25 million. Based on Iconix’s amended demand for arbitration, we understand Iconix is also seeking return of a $4.5 million license fee paid to us and recovery of amounts paid to a third-party supplier. There can be no assurance as to the ultimate outcome of the arbitration and, at this time, we cannot predict the financial impact to us of the results of the arbitration. Regardless of the outcome, we could incur substantial costs and diversion of management time as a result of the arbitration.

If we are subject to additional litigation and infringement claims, they could be costly and disrupt our drug discovery and development efforts.

The technology that we use to develop our drug products, the technology that we incorporate in our products, and the products we are developing may be subject to claims that they infringe the patents or proprietary rights of others. The success of our drug discovery and development efforts will also depend on our ability to develop new compounds, drugs and technologies without infringing or misappropriating the proprietary rights of others.

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

We may, however, be involved in future lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations. In addition, litigation or other legal proceedings may be necessary to:

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

The value of our patents depends in part on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that we obtain and may decrease the revenues we derive from our patents. The United States patent laws were amended in 1995 to change the term of patent protection from 17 years from patent issuance to 20 years from the earliest effective filing date of the application. Because the average time from filing to issuance of biotechnology applications is at least one year and may be more than three years depending on the subject matter, a 20-year patent term from the filing date may result in substantially shorter patent protection. Also, we may need to refile some of our applications claiming large numbers of genes or other additional subject matter and, in these situations, the patent term will be measured from the date of the earliest priority application. This would shorten our period of patent exclusivity and may decrease the revenues that we might obtain from the patents.

If patent application filing fees are significantly increased, our expenses related to intellectual property or our intellectual property strategy may be adversely affected.

Our ability to license proprietary genes may be dependent on our ability to obtain patents. We have a large portfolio of issued United States patents covering human full-length genes, the proteins they encode and the antibodies directed against them and a significant number of pending applications. If the United States Patent and Trademark Office and other patent offices where we file our patent applications increase the fees associated with filing and prosecuting patent applications we would incur higher expenses and our intellectual property strategy could be adversely affected.

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

The clinical testing and marketing of medical products that are intended for human use entails an inherent risk of product liability. If any product that we or any of our collaborators develops causes injury or is found to be unsuitable during clinical trials, manufacturing or sale, we may be held liable. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities, including substantial damages to be paid to the victims and legal costs, or we may be required to limit commercialization of our products. Although we currently carry a product liability insurance policy that provides coverage for liabilities arising from our clinical trials, it may not fully cover our potential liabilities. In addition, we may determine that we should increase our coverage upon the addition of new clinical trials, and this insurance may be prohibitively expensive to us or our collaborators and may not fully cover our potential liabilities. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with our collaborators. Additionally, any product liability lawsuit could cause injury to our reputation, recall of products, participants to withdraw from clinical trials, and potential collaborators to seek other partners, any of which could impact our results of operations.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our investments in short-term marketable securities. Our investment policy calls for investment in short term, low risk, investment-grade instruments. As of June 30, 2004, cash, cash equivalents and marketable securities were $473.6 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2004, the decline in fair value would not be material.

We are exposed to valuation risks related to our portfolio of long-term investments. These investments are primarily in small capitalization stocks of privately-held companies in the pharmaceutical/biotechnology industry sector and are primarily in companies with which we have or had research and development, licensing or other collaborative agreements. As of June 30, 2004, long-term investments were $13.2 million.

We are exposed to foreign exchange rate fluctuations as the financial results of our foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. All of our revenues are denominated in U.S. dollars. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of June 30, 2004, the impact to our financial position or results of operations would not be material.

Item 4: Controls and Procedures

(a)Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

(b)Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 14(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

In May 2001, we entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. (“Iconix”). Pursuant to the terms of the Agreement, the parties agreed to collaborate on the development and commercialization of a chemical genomic database (the “Database”), currently called DrugMatrix®. The Database was to be designed by Iconix to contain data, information and annotations related to gene expression, chemicals, pharmacology and toxicology, and related informatics tools and software. On November 10, 2003, Iconix filed a demand for arbitration against us, and on April 16, 2004, Iconix transmitted an amended demand. An arbitration panel has been selected and hearings have been scheduled for the fourth quarter of 2004 and the first quarter of 2005. Based upon pre-arbitration correspondence from Iconix, we believe Iconix is alleging that we are obligated to make payments to it in the aggregate amount of $28.25 million. We believe that Iconix’s interpretation of the parties’ contract with respect to these payments is erroneous and that these payments are not owed. Based on the amended demand, we understand Iconix is also seeking return of a $4.5 million license fee paid to Incyte and recovery of amounts paid to a third-party supplier. We believe that we have meritorious defenses to Iconix’s claims and plan to contest them vigorously. In addition, we are asserting counterclaims related to Iconix’s nonperformance of certain of its contractual obligations to us. There can be no assurance as to the ultimate outcome of any such arbitration and at this time, we cannot predict the financial impact to us of the results of the arbitration. We expect that, regardless of the outcome, the Iconix arbitration will result in the diversion of management time and in future legal and other costs to us, which could be substantial.

Item 4: Submission of Matters to a Vote of Security Holders

On May 25, 2004, we held our Annual Meeting of Stockholders.

The following actions were taken at the annual meeting:

1. The following Directors were elected:

	For	Withheld

Barry M. Ariko	59,635,594	861,422

Julian C. Baker	60,180,494	316,522

Paul A. Brooke	60,147,926	349,090

Frederick B. Craves	59,216,314	1,280,702

Richard U. De Schutter	59,645,142	849,126

Paul A. Friedman	59,747,477	749,539

Roy A. Whitfield	59,701,146	795,870

2. The ratification of the appointment of Ernst & Young LLP as our independent auditors was approved.

For	Against	Abstain

59,391,010	1,078,149	27,857

Item 6: Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit Number	Description of Document
3.1	Bylaws of the Company, as amended as of May 25, 2004

10.4#	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended and restated

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
#	Indicates management contract or compensatory plan arrangement.

b)	Reports on Form 8-K

On May 4, 2004, we filed a Current Report on Form 8-K furnishing under Item 12 our press release relating to our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE CORPORATION

Dated: August 6, 2004	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2004	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS Chief Financial Officer (Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Bylaws of the Company, as amended as of May 25, 2004

10.4#	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended and restated

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

#	Indicates management contract or compensatory plan arrangement.