Form 10-Q
period 2004-09-30
INCYTE CORP
filed 2004-11-05
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

☒ Yes    ☐ No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 73,858,668 as of October 29, 2004.

INCYTE CORPORATION

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2004	December 31, 2003*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,724	$29,698
Marketable securities—available-for-sale	333,838	264,109
Accounts receivable, net	2,679	5,733
Prepaid expenses and other current assets	5,602	11,387

Total current assets	420,843	310,927
Property and equipment, net	10,511	27,337
Long-term investments (1)	11,755	16,196
Intangible and other assets, net	27,395	25,085

Total assets	$470,504	$379,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,950	$6,450
Accrued compensation	6,458	12,402
Interest payable	2,346	3,816
Accrued and other current liabilities	6,646	4,321
Deferred revenue	4,172	6,401
Accrued restructuring and acquisition costs	38,326	24,036

Total current liabilities	60,898	57,426
Convertible subordinated notes	378,846	167,786

Total liabilities	439,744	225,212

Stockholders’ equity:
Common stock	73	73
Additional paid-in capital	730,934	726,962
Deferred compensation	(281)	(649)
Accumulated other comprehensive loss	(1,188)	(566)
Accumulated deficit	(698,778)	(571,487)

Total stockholders’ equity	30,760	154,333

Total liabilities and stockholders’ equity	$470,504	$379,545

*	The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

(1)	Includes investments in companies considered related parties under SFAS 57 of $11.6 million and $14.7 million at September 30, 2004 and December 31, 2003, respectively.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$3,393	$13,249	$15,198	$36,794
Costs and expenses:
Research and development	18,629	28,619	70,379	88,675
Selling, general and administrative	5,236	8,585	17,041	23,656
Purchased in-process research and development	—	6,250	—	34,366
Other expenses	(132)	(35)	42,538	1,358

Total costs and expenses	23,733	43,419	129,958	148,055

Loss from operations	(20,340)	(30,170)	(114,760)	(111,261)
Interest and other income (expense), net (1)	(571)	(11,259)	1,403	(7,536)
Interest expense	(4,623)	(2,299)	(13,011)	(7,177)
Gain (loss) on repurchase of convertible subordinated notes	(226)	706	(226)	706
Gain (loss) on certain derivative financial instruments, net	(216)	200	(470)	263

Loss before income taxes	(25,976)	(42,822)	(127,064)	(125,005)
Provision for income taxes	—	190	227	691

Net loss	$(25,976)	$(43,012)	$(127,291)	$(125,696)

Basic and diluted net loss per share:	$(0.35)	$(0.60)	$(1.74)	$(1.77)

Shares used in computing basic and diluted net loss per share	73,323	72,185	72,966	71,022

(1)	Includes loss on long-term investments in companies considered related parties under SFAS 57 of $2.5 million and $12.5 million for the three months ended September 30, 2004, and 2003, respectively, and $4.4 million and $12.5 million for the nine months ended September 30, 2004 and 2003, respectively.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(25,976)	$(43,012)	$(127,291)	$(125,696)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	2,839	(631)	(686)	(2,484)
Foreign currency translation adjustments	7	(25)	64	(55)

Other comprehensive income (loss)	2,846	(656)	(622)	(2,539)

Comprehensive loss	$(23,130)	$(43,668)	$(127,913)	$(128,235)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(127,291)	$(125,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other expenses	25,176	393
Non-cash purchased in-process research and development	—	28,116
Depreciation and amortization	10,985	13,443
Gain (loss) on repurchase of convertible subordinated notes	226	(706)
Compensation expense on executive loans	56	227
Stock compensation	368	1,285
Loss (gain) on derivative financial instruments, net	470	(263)
Realized gain on long-term investments, net	(123)	(1,265)
Impairment of long-term investments	5,247	16,064
Changes in operating assets and liabilities:
Accounts receivable	3,054	(1,694)
Prepaid expenses and other assets	4,806	(493)
Accounts payable	(3,500)	(2,724)
Accrued and other current liabilities	(4,423)	(22,320)
Deferred revenue	(2,229)	(2,740)

Net cash used in operating activities	(87,178)	(98,373)

Cash flows from investing activities:
Acquisition of Maxia Pharmaceuticals, net of cash acquired	—	(5,126)
Proceeds from the sale of long-term investments	123	2,647
Capital expenditures	(822)	(8,696)
Proceeds from the sale of equipment	1,491	—
Purchases of marketable securities	(619,173)	(504,846)
Sales and maturities of marketable securities	546,509	607,784

Net cash (used in) provided by investing activities	(71,872)	91,763

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	3,924	1,208
Repurchase of common stock	—	(105)
Repurchase of convertible subordinated notes	(38,412)	(3,059)
Net proceeds from issuance of convertible subordinated notes	242,500	—

Net cash provided by (used in) financing activities	208,012	(1,956)

Effect of exchange rate on cash and cash equivalents	64	(55)

Net increase (decrease) in cash and cash equivalents	49,026	(8,621)
Cash and cash equivalents at beginning of period	29,698	22,928

Cash and cash equivalents at end of period	$78,724	$14,307

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

2.	Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2004, condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2003 has been derived from audited financial statements.

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

The fair value of each option and employee purchase right was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Average risk-free interest rates	2.74%	2.22%	2.34%	2.78%	1.55%	1.75%	1.54%	1.59%
Average expected life (in years)	2.44	3.41	3.28	3.41	1.43	2.00	1.15	1.31
Volatility	88%	92%	89%	92%	90%	93%	90%	100%

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

	For the Three Months Ended September 30 ,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net loss, as reported	$(25,976)	$(43,012)	$(127,291)	$(125,696)
Add: Stock-based employee compensation	121	286	416	1,285
Deduct: Total stock-based employee compensation determined under the fair value-based method for all awards	(2,098)	(4,198)	(4,106)	(9,777)

Pro forma net loss	$(27,953)	$(46,924)	$(130,981)	$(134,188)

Net loss per share:
Basic and diluted net loss per share-as reported	$(0.35)	$(0.60)	$(1.74)	$(1.77)

Basic and diluted net loss per share-as SFAS 123 adjusted	$(0.38)	$(0.65)	$(1.79)	$(1.89)

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to September 30, 2004. The consolidation requirements apply to entities in which we made investments or with which we made contractual or other arrangements prior to January 31, 2003, beginning with the first fiscal year or interim period ending after March 15, 2004. We have investments in privately held companies that are in the pharmaceutical/biotechnology sector and are in the development or early stage. Some of these investments are considered to be variable interest entities. However, our interests in these VIE’s are not significant. We have evaluated our investments in these companies and have determined that upon the adoption of FIN 46, we were not the primary beneficiary of the VIE’s and, therefore, they were not required to be consolidated into our financial statements. Accordingly, there was no material impact on our results of operations, financial position or cash flows for the three and nine months ended September 30, 2004 from the adoption of FIN 46.

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”), which provides additional guidance for evaluating whether an investment is other-than-temporarily impaired and requires additional disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit

Organizations. The guidance in EITF 03-1 for evaluating other-than-temporary impairments is effective for evaluations made in reporting periods beginning after June 15, 2004 and the disclosure requirements are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of EITF 03-1, the disclosure requirements are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, under which the effective date for the measurement and recognition guidance of EITF 03-1 has been delayed pending further consideration of whether application guidance is necessary. We do not expect EITF 03-1 will have an impact on our financial position, results of operations, or cash flows.

On September 30, 2004, the EITF reached a consensus on Issue No. 04-08 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”), which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. Contingently convertible debt instruments are financial instruments that include a contingent feature, such as when debt is convertible into common shares of the issuer only after the issuer’s common stock price has exceeded a predetermined threshold for a specified time period. EITF 04-08 provides that these debt instruments should be included in the earnings per share computation (if dilutive) regardless of whether the contingent feature has been met. The FASB ratified this consensus in October 2004, and the new rules will be effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-08 will have no impact on our financial position, results of operations, or cash flows.

3.	Property and equipment

Property and equipment consisted of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Office equipment	$661	$4,387
Laboratory equipment	11,131	14,792
Computer equipment	9,687	42,514
Leasehold improvements	2,084	30,187

	23,563	91,880
Less accumulated depreciation and amortization	(13,052)	(64,543)

	$10,511	$27,337

In connection with our 2004 restructuring, during the nine months ended September 30, 2004, we wrote off certain leasehold improvements, and computer, office, and lab equipment located in our Palo Alto facilities with a net book value of $12.8 million. We also received cash proceeds of $1.5 million in connection with the sale of certain computer and lab equipment. See Note 10 for further discussion.

4.	Long-term investments

At September 30, 2004, the carrying value of our long-term investments consisted of equity investments in two privately-held companies accounted for under the cost method, one publicly-held company accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and the fair value of warrants to purchase common stock of one publicly held company accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. At December 31, 2003, the carrying value of our long-term investments consisted of equity investments in six privately-held companies accounted for under the cost method and the fair value of warrants to purchase the common stock of two publicly-held companies.

During the three and nine months ended September 30, 2004, we recorded impairment charges of $2.5 million and $5.2 million, respectively, to reduce the carrying value of our investments in three privately-held investees by $2.5 million, $1.9 million and $0.8 million, respectively, because the investees had less than six months of cash and the likelihood of future debt or equity financing by the investees was remote.

During the three and nine months ended September 30, 2003, we recorded impairment charges of $13.4 million and $16.1 million, respectively, to reduce the carrying value of our investments in four privately-held investees by $12.5 million, $1.9 million, $1.4 million and $0.3 million, respectively. The $12.5 million and $1.4 million charges were because the investees had less than six months of cash and the likelihood of future debt or equity financing by the investees was remote. The $1.9 million charge was due to a reorganization by the investee resulting in a decline in our ownership percentage. The $0.3 million charge was due to the proposed acquisition of the investee by a third party under which existing shareholders of the investee would receive no cash or ownership interest in the acquiring entity.

The activity in our long-term investments, in any given quarter, may result in gains or losses on sales or impairment charges. Amounts realized upon disposition of these investments may be different from their carrying value.

5.	Intangible and other assets

Intangible and other assets consist of the following (in thousands):

	September 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Capitalized patents	$22,023	$(7,038)	$14,985	$22,023	$(3,465)	$18,558
Capitalized software	359	(350)	9	359	(305)	54
Acquired database technology	2,638	(1,074)	1,564	2,638	(798)	1,840
Other intangibles	362	(334)	28	362	(317)	45

Total intangible assets	25,382	(8,796)	16,586	25,382	(4,885)	20,497
Debt issuance cost	13,620	(4,646)	8,974	5,804	(3,349)	2,455
Other assets	1,835	—	1,835	2,133	—	2,133

Total intangible and other assets	$40,837	$(13,442)	$27,395	$33,319	$(8,234)	$25,085

Amortization expense related to intangible assets was $1.6 million and $3.9 million respectively, for the three and nine months ended September 30, 2004 and $1.3 million and $3.6 million, respectively, for the corresponding periods in 2003. In connection with our review of the recoverability of our long-lived assets during the second quarter of 2004, we revised the estimated useful life of our capitalized patents from ten to five years based on the increasingly competitive and challenging legal and economic environment for gene and gene-technology related intellectual property. This change in accounting estimate increased our net loss by $0.9 million and $1.9 million and our basic and diluted net loss per share by $0.01 and $0.03 for the three and nine months ended September 30, 2004.

During the nine months ended September 30, 2004, we incurred debt issuance costs of approximately $8.3 million in conjunction with the issuance of $250 million of convertible subordinated debt in February and March 2004. These costs have been capitalized as an other asset and are being amortized on a straight line basis over the life of the convertible subordinated debt. We also have other debt issuance costs related to our convertible subordinated debt issued in February 2000 which are being amortized on a straight line basis over the life of the convertible subordinated debt (see Note 6).

6.	Convertible subordinated notes

In February and March 2004, in a private placement, we issued a total of $250.0 million of 3 1/2% convertible subordinated notes due 2011 (the “3.5% Notes”), which resulted in net proceeds of approximately $242.5 million. The notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15, and are due February 15, 2011. The notes are subordinated to all senior indebtedness and pari passu in right of payment with our 5.5% convertible subordinated notes due 2007. As of September 30, 2004, we had no senior indebtedness, as defined. The notes are convertible into shares of our common stock at an initial conversion price of approximately $11.22 per share, subject to adjustments. Holders may require us to repurchase the notes upon a change in control, as defined. We may redeem the notes beginning February 20, 2007. As of September 30, 2004, $250.0 million of the 3.5% Notes, face value, were still outstanding.

In February 2000, in a private placement, we issued $200.0 million of 5.5% convertible subordinated notes due 2007 (the “5.5% Notes”), which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1, and are due February 1, 2007. The notes are subordinated to all senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. We may, at our option, redeem the notes at any time at specific prices. Holders may require us to repurchase the notes upon a change in control, as defined. During the third quarter of 2004, we repurchased and retired, a total of $38.4 million in face value of the 5.5% Notes in two separate transactions. A net loss of $0.2 million was recognized on the repurchases and is presented as “Gain (loss) on repurchase of convertible subordinated notes” in the accompanying condensed consolidated statement of operations. As of September 30, 2004, $128.1 million of the 5.5% Notes, face value, were still outstanding.

7.	Revenues

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods and services were $0.0 million and $1.5 million, respectively, for the three and nine months ended September 30, 2004 and $0.8 million and $2.7 million, respectively, for the corresponding periods in 2003.

No new transactions under which we expect to generate revenue and in which there was a concurrent commitment by us to purchase goods or services were entered into during the nine months ended September 30, 2004. Of commitments made in prior periods, we expensed $0.0 million and $7.5 million, respectively, for the three and nine months ended September 30, 2004, respectively, and $2.8 million and $8.3 million, respectively, for the corresponding periods in 2003.

For the three and nine months ended September 30, 2004, two and seven customers, respectively, contributed 27% and 36%, respectively, of total revenues. For the three and nine months ended September 30, 2003, one customer contributed 37% and 23% of total revenues, respectively.

Three customers comprised 41% of the accounts receivable balance at September 30 2004. Four customers comprised 50% of the accounts receivable balance at December 31, 2003.

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

	September 30,
	2004	2003
Outstanding stock options	6,746,632	8,695,555
Common shares issuable upon conversion of 3.5% Notes	22,284,625	—
Common shares issuable upon conversion of 5.5% Notes	1,900,043	2,469,667

Total potential common shares excluded from diluted net loss per share computation	30,931,300	11,165,222

9.	Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with FASB Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). For the nine months ended September 30, 2004, we recorded revenue from customers throughout the United States and in Austria, Belgium, China, Canada, Denmark, Finland, France, Germany, Ireland, Italy, Israel, Korea, Japan, The Netherlands, Singapore, Spain, Sweden, Switzerland, and the United Kingdom. Export revenues for the three and nine months ended September 30, 2004 were $1.7 million and $6.4 million, respectively, and $3.8 million and $10.9 million in the corresponding periods of 2003.

10.	Other expenses

Below is a summary of the activity related to other expenses recorded for the periods in which activity related to our restructuring programs has taken place through the nine months ended September 30, 2004.

The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

2004 Restructuring

	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of September 30, 2004
	(in thousands)
Restructuring expenses:
Workforce reduction	$6,922	$(6,763)	$159
Lease commitment and related costs	20,232	(1,792)	18,440
Other costs	524	(524)	—

Subtotal	27,678	(9,079)	18,599
Impairment of long-lived assets	11,499	(11,499)	—

Total other expenses	$39,177	$(20,578)	$18,599

In February 2004, we announced a restructuring plan to close our information products research facility and headquarters in Palo Alto, California and move our headquarters to our Wilmington, Delaware pharmaceutical research and development facility. The closure of the Palo Alto facility corresponds with terminating further development activities around our Palo Alto-based information products. The restructuring plan consists of the elimination of 183 employees and charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment purchases and other items. The lease commitment and related costs relate primarily to the fair value of future lease obligations for two facilities through March 2011. As a result of the long-term nature of these contracts, we will be recording a charge each period through the termination date of the leases related to increases in the fair value of the lease obligations in accordance with the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which are estimated to total approximately $3.2 million at September 30, 2004.

2003 Restructuring

	Original Charge Recorded in 2003	Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of September 30, 2004
Restructuring expenses:
Workforce reduction	$4,977	$4,592	$(219)	$(4,373)	$—
Equipment and other assets	1,879	—	—	—	—

Subtotal	6,856	—	—	—	—
Impairment of other long-lived assets	4,678	—	—	—	—

Other expenses	$11,534	$4,592	$(219)	$(4,373)	$—

As a result of a decision made in the fourth quarter of 2003 to restructure our information products line in connection with the discontinuation of our clone activities and support functions, we recognized other expenses of $11.5 million. The plan included elimination of 75 employees and write-down of certain assets related to our genomic information product line. During the nine months ended September 30, 2004, we reversed $0.2 million of the accrual due to expenses being less than amounts originally estimated. As of January 2, 2004, all affected employees had been terminated under this restructuring program and the plan was completed in the second quarter of 2004.

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of September 30, 2004
Restructuring expenses:
Workforce reduction	$7,325	$—	$—	$—	$—
Equipment and other assets	8,662	—	—	—	—
Lease commitments and other restructuring charges	17,924	17,893	1,821	(2,541)	17,173

Other expenses	$33,911	$17,893	$1,821	$(2,541)	$17,173

During 2002, we recognized other expenses of $33.9 million related to restructuring programs announced in the fourth quarter of 2002. We currently have one remaining lease related to an exited site that is due to expire in December 2010. During the nine months ended September 30, 2004 we adjusted our estimates of future sublease income related to this lease and recorded additional expense of $1.8 million. While a portion of this facility remains vacant, we expect that all space will be occupied by 2006. We may incur additional costs associated with subleasing and lease termination activities.

2001 Restructuring and Other Impairments

	Original Charge Recorded in 2001	Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of September 30, 2004
Restructuring expenses:
Workforce reduction	$8,114	$—	$—	$—	$—
Equipment and other assets	32,629	—	—	—	—
Lease commitments and other restructuring charges	14,859	215	41	(256)	—

Subtotal	55,602	215	41	(256)
Impairment of goodwill and other intangible assets	68,666	—	—	—	—
Impairment of other long-lived assets	6,104	—	—	—	—

Other expenses	$130,372	$215	$41	$(256)	$—

During 2001, we recognized other expenses of $130.4 million relating to restructuring programs and long-lived asset write downs announced in the fourth quarter of 2001. During the nine months ended September 30, 2004, we recognized an additional charge of less than $0.1 million related to contract related settlements in excess of amounts originally estimated.

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

The value assigned to purchased in-process research and development was comprised of three compounds which were in stages ranging from discovery to preclinical phases as follows: Type II diabetes valued at $15.6 million; cancer valued at $6.9 million; and metabolic and other disorders valued at $5.6 million. The estimated fair values of these projects were determined by employment of a discounted cash flow model, using discount rates ranging from 20% to 40%. The discount rates used took into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process research and development projects that were valued. At the time of acquisition, the Maxia drug development platform was based on three components: chemistry, biology and an integrated drug discovery/development approach. Features of the chemistry component were novel, small, proprietary molecules. The biology component was based on leading scientific expertise in the nuclear receptor and signal transduction areas. The drug discovery platform was believed to provide an accelerated approach to novel drug discovery and development. Management has determined that each of these projects would require significant further development, including the receipt of marketing approval by the U.S Food and Drug Administration or an equivalent foreign agency, before they would be commercially available. The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology acquired and obtaining necessary regulatory approvals. The timing and estimated costs to complete these projects are difficult to predict due to their early stage of development. At September 30, 2004, significant further development of the Maxia compounds remains to be completed.

In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” we recorded a $2.9 million charge related to restructuring costs for Maxia, which consisted of workforce reductions and consolidation of facilities. We currently have one remaining lease related to an exited site in San Diego, California, that is due to expire in November 2008. During the nine months ended September 30, 2004, we adjusted our estimates of future sublease income related to this lease and recorded additional expense of $1.7 million.

Below is a summary of activity related to accrued acquisition costs for the nine months ended September 30, 2004:

	Original Accrual	Accrual Balance as of December 31, 2003	2004 Additions	2004 Accrual Utilized	Accrual Balance as of September 30, 2004
Accrued acquisition costs:
Workforce reduction	$845	$—	$—	$—	$—
Lease commitments and other restructuring fees	2,016	1,334	1,718	(498)	2,554
Transaction fees	1,450	—	—	—	—

Accrued acquisition costs	$4,311	$1,334	$1,718	$(498)	$2,554

The estimates above have been made based upon management’s best estimate of the amounts and timing of certain events that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to this accrual at the point that the differences become determinable.

12.	Litigation

In May 2001, we entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. (“Iconix”). Pursuant to the terms of the Agreement, the parties agreed to collaborate on the development and commercialization of a chemical genomic database (the “Database”), currently called DrugMatrix®. The Database was to be designed by Iconix to contain data, information and annotations related to gene expression, chemicals, pharmacology and toxicology, and related informatics tools and software. On November 10, 2003, Iconix filed a demand for arbitration against us, and on April 16, 2004, Iconix transmitted an amended demand. An arbitration panel has been selected and a hearing will be held in two phases, the first of which was held in October 2004 and the second of which is scheduled for the first quarter of 2005. In the first phase of the hearing, Iconix alleged that we are obligated to make payments to it in the aggregate amount of $28.25 million and that the payments presently due to Iconix, discounted to a present day value, amount to $22.6 million. We believe that Iconix’s interpretation of the parties’ contract with respect to these payments is erroneous and that these payments are not owed. We expect to receive a decision from the arbitration panel with respect to the first phase of the hearing by the end of 2004. Based on Iconix’s amended demand for arbitration, we understand Iconix is also seeking return of a $4.5 million license fee paid to Incyte and recovery of amounts paid to a third-party supplier. The second phase of the hearing will address Iconix’s claim for the return of the $4.5 million license fee paid to us and recovery of amounts paid to a third-party supplier, as well as our counterclaims against Iconix. We believe that we have meritorious defenses to Iconix’s claims and plan to contest them vigorously. In addition, we are asserting counterclaims related to Iconix’s nonperformance of certain of its contractual obligations to us. There can be no assurance as to the ultimate outcome of any such arbitration and at this time, we cannot predict the financial impact to us of the results of the arbitration. We expect that, regardless of the outcome, the Iconix arbitration will result in the diversion of management time and in future legal and other costs to us, which could be substantial.

13.	Subsequent Event

On November 1, 2004, we announced the public offering of 9 million shares of our authorized but unissued common stock at $9.75 per share pursuant to an effective shelf registration statement, resulting in net proceeds of $83.3 million after deducting the underwriting discounts and commissions and estimated offering expenses. The offering closed on November 5, 2004. We have granted the underwriter an option, exercisable for 30 days, to purchase up to 1.35 million additional shares of newly issued common stock to cover over-allotments, if any.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2004 and our audited financial statements for the year-ended December 31, 2003 included in our Annual Report on Form 10-K previously filed with the SEC.

When used in this report, the words “expects,” “believes,” “intends” “anticipates,” “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the development, marketing, manufacturing and commercialization of our compounds and our product candidates; the increase in our drug discovery and development efforts and the increased investment to be made to advance such efforts; the expected timing, progress and other information regarding our preclinical testing and clinical trials; conducting clinical trials internally; our collaboration and strategic alliance efforts; the potential treatment and application of our compounds; anticipated benefits and disadvantages of entering into collaboration agreements; regulatory approval; the safety, effectiveness and potential benefits of our product candidates and other compounds under development; potential uses for our product candidates and our other compounds; our ability to manage expansion of our drug discovery and development operations; future required expertise relating to clinical trials, formulation, manufacturing, sales and marketing and for licenses to technology rights; the receipt of or payments to customers resulting from milestones or royalties; the closure of our Palo Alto location, including related charges, the expected cash impact of these charges and related expense reductions; difficulties resulting from the discontinuation of certain of our information product-related activities, including the amendment, termination or transition of customer contracts; the management of multiple locations; our plans for our BioKnowledge® product; our portfolio of gene and gene-technology related intellectual property; the successful prosecution of our patent applications and protection of our patents; expected expenses and expenditure levels; expected revenues, revenue decreases and sources of revenues; expected losses; our critical accounting policies and significant judgments and estimates; our profitability; the adequacy of our capital resources; the need to raise additional capital; the costs associated with resolving a matter currently in arbitration and our ongoing patent infringement litigation; our efforts to license patent rights relating to compounds or technologies; our expected uses of net cash; our expectations regarding competition; our long-term investments, including anticipated expenditures, losses and expenses; valuation allowance for deferred tax assets; costs associated with prosecuting, defending and enforcing patent claims and other intellectual property rights; expected utilization of accruals; our ability to obtain, maintain or increase coverage of product liability and other insurance; adequacy of our product liability insurance and our indebtedness. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our ability to discover, develop, formulate, manufacture and commercialize a drug candidate or product; our ability to obtain additional capital when needed; continuing trends with respect to reduced pharmaceutical and biotechnology research spending; risks relating to the development of new products and their use by us and our potential customers; our ability to in-license and out-license a potential drug compound or drug candidate; uncertainties as to actual research and development expenses; the cost of accessing, licensing or acquiring potential drug compounds or drug candidates developed by other companies; the risk of significant delays or costs in obtaining regulatory approvals; the ability to obtain regulatory approval or to conduct clinical trials for our product candidates; our ability to enroll a sufficient number of patients meeting eligibility criteria for our clinical trials; the impact of technological advances and competition; the ability to compete against third parties with greater resources than ours; competition to develop and commercialize similar drug products; the risk of unanticipated delays in research, development, formulation, and manufacturing efforts; our ability to exit and close facilities upon anticipated timelines; uncertainties relating to the transition of our operations to, and the continuing access to and use of, our Delaware headquarters; the actual cash impact of related restructuring charges and reduction of operating expenses; our ability to deliver our information related products to our customers effectively; the outcome of any disputes under an existing customer contract; our ability to obtain patent protection for our discoveries and to continue to be effective in expanding our patent coverage; the impact of changing laws and rising costs on our patent portfolio; developments in and expenses relating to litigation and arbitration; uncertainties relating to milestone and royalty payments due under existing contracts with our database customers and risks relating to their development and sales efforts; our ability to leverage our intellectual property portfolio through licensing arrangements with database customers; and the results of businesses in which we have made investments, and the matters set forth under the caption “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

In addition to our Reverset development program, we currently have internally-generated drug discovery programs underway. The most advanced of these programs is focused on developing antagonists to a key receptor involved in inflammation called the CCR2 receptor, and the lead candidate from this program is currently in Phase I clinical trials. We believe that this class of compounds may have application in the treatment of various inflammatory diseases, including rheumatoid arthritis, multiple sclerosis and atherosclerosis. A second internally-generated program is focused on inhibition of sheddase, an enzyme involved in activating members of the epidermal growth factor receptor (EGFR). By inhibiting sheddase we believe it could block signaling mechanisms needed for growth and metastasis of certain breast cancers, and possibly other solid tumors. We have selected a lead candidate for preclinical development and initiated preclinical toxicology testing. If results of preclinical testing are acceptable, we intend to initiate Phase I clinical trials for this compound in the first quarter of 2005. Earlier stage programs have generated other compounds with potential for applications in HIV, diabetes and cancer. We also possess an extensive gene and gene-technology related intellectual property portfolio and a biological research information product line based in Beverly, Massachusetts.

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

As a result of the closure of our Palo Alto operations, we recorded $39.2 million of restructuring and other charges during the nine months ended September 30, 2004, and expect to record additional expenses of up to $0.2 million during the fourth quarter of 2004. These restructuring and other charges include charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment purchases, a workforce reduction and other items. The restructuring charges include lease commitment and related costs related primarily to the fair value of future lease obligations for two facilities through March 2011. As a result of the long-term nature of these contracts, we will be recording a charge each period through the termination date of the leases related to increases in the fair value of the lease obligations in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which are estimated to total approximately $3.2 million at September 30, 2004. We expect that the cash usage in 2004 from restructuring related charges will be from $21 to $23 million.

In conjunction with the 2004 restructuring program, we expect to reduce certain annual operating expenses of up to $50 million through a combination of decreased spending, personnel reductions and office consolidations. The restructuring programs will have no impact on our drug discovery and development programs as we intend to continue to invest in research and development related to these efforts. We expect these research and development expenses to continue to increase in 2004 and will partially offset our expected expense reductions from the 2004 restructuring program. We expect our total research and development expense to range from $91 to $95 million in 2004. Of this amount, we expect our drug discovery and development expenses to total approximately $73 million, which does not include any purchased in-process research and development costs. Also included in our overall research and development expenses are $12 million in costs related to our information product line, which primarily includes first and second quarter 2004 activities and up to $10 million in costs related to our gene and gene-technology related intellectual property and BKL product line.

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

Prior Restructurings

A discussion of each of our restructuring programs prior to 2004 is set forth below:

In 2003, as a result of a restructuring decision made in the fourth quarter, we incurred a charge of $11.5 million. The restructuring plan included elimination of approximately 75 employees at our Palo Alto location and write-down of certain assets related to our genomic information product line. The restructuring plan was completed in 2004 and we recorded a credit to restructuring expenses of $0.2 million during the nine month ended September 30, 2004 as a result of actual expenses being less than amounts originally estimated.

In 2002, we announced plans to reduce our expenditures, primarily in research and development, through a combination of spending reductions, workforce reductions and office consolidations. The expense reduction plan included elimination of approximately 37% of our workforce in Palo Alto, California, Beverly, Massachusetts, and Cambridge, United Kingdom and consolidation of our office and research facilities in Palo Alto, California. As a result of these actions, we incurred a charge of $33.9 million during the fourth quarter of 2002. In 2003, we recorded an additional charge of $3.7 million related to this restructuring, primarily relating to facilities lease expenses in excess of amounts originally estimated. During the nine months ended September 30, 2004, we adjusted our estimates of future sublease income related to the facility lease and recorded additional expense of $1.8 million.

During 2001, we exited certain product lines and, as a result of exiting these activities, we closed certain of our facilities in Fremont, California, Palo Alto, California, St. Louis, Missouri and Cambridge, United Kingdom. In addition to the product lines exited, we made infrastructure and other personnel reductions at our locations, resulting in an aggregate workforce reduction of approximately 400 employees. As a result of these actions, we recorded $130.4 million of restructuring charges in the fourth quarter of 2001. Additional charges for restructuring expenses of $3.4 million, $0.7 million and less than $0.1 million were recorded in 2002, 2003 and the nine months ended September 30, 2004, respectively, primarily for contract-related settlements, revised impairment estimates for long-lived assets and facilities lease expenses in excess of estimated amounts, offset by the release of other restructuring accruals in excess of actual expenses.

Pharmasset Collaborative Licensing Agreement

In September 2003, we entered into a collaborative licensing agreement with Pharmasset, Inc. (“Pharmasset”) to develop and commercialize Reverset, an antiretroviral drug that is currently in Phase IIb clinical development for the treatment of HIV. Under the terms of the agreement we paid Pharmasset $6.3 million, which we recorded as a charge to purchased in-process research and development expense that is presented as a separate component of operating expenses. In addition to this one-time payment, we also agreed to pay Pharmasset certain future performance milestone payments and future royalties on net sales, in exchange for exclusive rights in the United States, Europe and certain other markets to develop, manufacture and market the drug. Pharmasset will retain marketing and commercialization rights in certain territories, including South America, Mexico, Africa, the Middle East and China. One of the milestones was met in the second quarter of 2004, resulting in $0.5 million of research and development expense during the nine months ended September 30, 2004.

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

The value assigned to purchased in-process research and development was comprised of three compounds which were in stages ranging from discovery to preclinical phases as follows: Type II diabetes valued at $15.6 million; cancer valued at $6.9 million; and metabolic and other disorders valued at $5.6 million. The estimated fair values of these projects were determined by employment of a discounted cash flow model, using discount rates ranging from 20% to 40%. The discount rates used took into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process research and development projects that were valued. At the time of acquisition, the Maxia drug development platform was based on three components: chemistry, biology and an integrated drug discovery/development approach. Features of the chemistry component were novel, small, proprietary molecules. The biology component was based on leading scientific expertise in the nuclear receptor and signal transduction areas. The drug discovery platform was believed to provide an accelerated approach to novel drug discovery and development. Management has determined that each of these projects would require significant further development, including the receipt of marketing approval by the U.S Food and Drug Administration or an equivalent foreign agency, before they would be commercially available. The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology acquired and obtaining necessary regulatory approvals. The timing and estimated costs to complete these projects are difficult to predict due to their early stage of development. At September 30, 2004, significant further development of the Maxia compounds remains to be completed.

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

Restructuring Charges. The 2004 and 2003 restructuring charges have been recorded in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The restructuring charges resulting from the 2002 and 2001 restructuring programs have been recorded in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”) and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges (“SAB 100”). Restructuring costs resulting from the acquisition of Maxia have been recorded in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The restructuring charges are comprised primarily of costs to exit facilities, reduce our workforce, write-off fixed assets, and pay for outside services incurred in the restructuring. The workforce reduction charge is determined based on the estimated severance and fringe benefit charge for identified employees. In calculating the cost to exit the facilities, we estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, the amount, if any, of sublease receipts and real estate broker fees. This requires us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we perform an assessment of the affected facilities and considered the current market conditions for each site. We also estimate our credit adjusted risk free interest rate in order to discount our projected lease payments in accordance with SFAS 146. Estimates are also used in our calculation of the estimated realizable value on equipment that is being held for sale. These estimates are formed based on recent history of sales of similar equipment and market conditions. Our assumptions on either the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of fixed assets held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. For certain facilities that we have been unable to sublease due to poor real estate market conditions (such as higher than expected vacancy rates and lower sublease rates), we periodically evaluate current available information and adjust our restructuring reserve as necessary. We also make adjustments related to professional fees due to actual amounts being lower than originally estimated.

Results of Operations

We recorded a net loss of $26.0 million and $127.3 million and basic and diluted net loss per share of $0.35 and $1.74 per share for the three and nine months ended September 30, 2004, respectively, as compared to a net loss of $43.0 million and $125.7 million and basic and diluted net loss per share of $0.60 and $1.77 per share in the corresponding periods in 2003.

Revenues. Our revenues for the three and nine months ended September 30, 2004 declined to $3.4 million and $15.2 million, respectively, from $13.2 million and $36.8 million for the three and nine months ended September 30, 2003. Revenues were derived exclusively from our information products, which include database subscriptions, licensing of our gene and gene-technology related intellectual property, and partner programs. The decrease in revenues for the three and nine months ended September 30, 2004 compared to 2003 corresponded with terminating further development activities around our former Palo Alto-based information products and services related to LifeSeq and ZooSeq. Revenues for these products have been declining in recent years due to consolidation within the pharmaceutical and biotechnology sectors as well as a challenging economic environment that led to reduced demand of research tools and services. These trends, together with the public availability of genomic information, significantly reduced the market for, and revenues from, our former Palo Alto-based information products and services.

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods and services were $0.0 million and $1.5 million, respectively, for the three and nine months ended September 30, 2004 and $0.8 million and $2.7 million, respectively, for the corresponding periods in 2003. No new transactions in which there was a concurrent commitment by us to purchase goods for services were entered into during the nine months ended September 30, 2004. Of commitments made in prior periods, we expensed $0.0 million and $7.5 million, respectively, for the three and nine months ended September 30, 2004 and $2.8 million and $8.3 million, respectively, for the corresponding periods in 2003.

We expect that revenues generated from information products, including licensing of gene and gene-technology related intellectual property, will continue to decline as we focus on our drug discovery and development programs. We expect that revenues from information products in 2004 will be in the range of $15.0 to $17.0 million.

Operating Expenses. Total costs and expenses for the three and nine months ended September 30, 2004 were $23.7 million and $130.0 million, respectively, compared to $43.4 million and $148.1 million for the corresponding periods in 2003. In conjunction with the 2004 restructuring program, we recorded $0.2 million and $39.2 million, respectively, during the three and nine months ended September 30, 2004 which is included in other expense in the accompanying condensed consolidated statements of operations. We estimate that we will record additional restructuring charges of up to $0.2 million in the fourth quarter of 2004. These restructuring charges include charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment purchases, a workforce reduction and other items. As a result of the 2004 restructuring program, we expect to reduce certain annual operating expenses by up to $50 million through a combination of decreased spending, personnel reductions and facilities closures. The restructuring programs will have no impact on our drug discovery and development programs as we intend to continue to invest in research and development related to these efforts. We expect these research and development expenses to continue to increase in 2004, and such expenses should partially offset our expected expense reductions from the 2004 restructuring program. We expect our total research and development expenses to range from $91 to $95 million in 2004.

During the three and nine months ended September 30, 2004, we also recorded other expense of $(0.3) million and $3.4 million related primarily to adjustments to our estimated sublease income for a facility closed in connection with our 2001 restructuring and a facility closed in connection with our acquisition of Maxia.

Research and development expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2004	2003	2004	2003
	(in millions)		(in millions)
Salary and related benefits	$5,945	$11,873	$23,860	$38,653
Collaboration and outside services	6,216	6,687	22,630	19,058
Occupancy and all other costs	6,468	10,059	23,889	30,964

Total research and development expenses	$18,629	$28,619	$70,379	$88,675

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

We expect that research and development expenditures related to drug discovery and development will increase during 2004 and subsequent years due to the continuation and expansion of clinical trials for our small molecule programs, the initiation of trials for other potential indications and additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical testing and clinical trial-related activities.

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

Selling, general and administrative expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2004	2003	2004	2003
	(in millions)		(in millions)
Salary and benefits related	$1,995	$5,592	$7,234	$15,469
Other contract service and outside costs	3,241	2,993	9,807	8,187

Total selling, general and administrative expenses	$5,236	$8,585	$17,041	$23,656

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

Purchased in-process research and development expense. Purchased in-process research and development expenses for the three months ended September 30, 2003 of $6.3 million resulted from our collaborative licensing agreement with Pharmasset. Purchased in-process research and development for the nine months ended September 30, 2003 of $34.4 million resulted from the acquisition of Maxia and our collaborative licensing agreement with Pharmasset.

Other expenses. Total other expenses for the three and nine months ended September 30, 2004 were $(0.1) million and $42.5 million, respectively, compared to $0.0 million and $1.4 million, respectively, for the corresponding periods in 2003, and represent charges recorded in connection with previously announced restructuring programs. The increase from 2003 to 2004 is due to the significant costs associated with the shutdown of our Palo Alto operations.

Interest and Other Income (Expense), Net. Interest and other income, net, for the three and nine months ended September 30, 2004 was $(0.6) million and $1.4 million, respectively, compared to $(11.3) million and $(7.5) million, respectively, for the corresponding periods in 2003. The $10.7 million change for the three months ended September 30, 2004 over the comparable period in 2003 is due primarily to a $10.9 million decrease in impairment charges to reduce the carrying value of our investments in certain privately-held investees. The $8.9 million change for the nine-months ended September 30, 2004 over the comparable period in 2003 is due primarily to a $10.9 million decrease in impairment charges to reduce the carrying value of our investments in certain privately-held investees partially offset by lower interest rates in 2004 and realized losses on the sale of marketable securities.

Interest Expense. Interest expense for the three and nine months ended September 30, 2004 was $4.6 million and $13.0 million, respectively, compared to $2.3 million and $7.2 million, respectively, for the corresponding periods in 2003. The increase in 2004 is related to additional interest expense incurred as a result of the issuance of $250 million of convertible debt in February and March of 2004.

Gain/(Loss) on Repurchase of Convertible Subordinated Notes. Loss on repurchase of convertible subordinated notes for the three and nine months ended September 30, 2004 of $(0.2) million was due to our repurchase of $38.4 million face value of our 5.5% convertible notes in the third quarter of 2004. Gain on repurchase of convertible subordinated notes for the three and nine months ended September 30, 2003 of $0.7 million was due to the repurchase of $3.8 million face value of our 5.5% convertible notes on the open market in the third quarter of 2003. In accordance with SFAS 145, all gains and losses on the repurchase of convertible subordinated notes are presented as “Gain/(loss) on repurchase of convertible subordinated notes.”

Gain/(Loss) on Certain Derivative Financial Instruments, Net. The losses on derivative financial instruments of $0.2 million and $0.5 million, respectively, in the three and nine months ended September 30, 2004 and the gain of $0.2 million and $0.3 million in the corresponding periods in 2003 represent the change in the fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133 (“SFAS 133”).

Provision for Income Taxes. Due to our net loss in 2004 and 2003, we had a minimal effective annual income tax rate. The income taxes for 2004 and 2003 are primarily attributable to foreign withholding taxes. There was no foreign tax expense in the three months ended September 30, 2004 due to a change in a tax treaty eliminating certain withholding requirements effective July 1, 2004.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to September 30, 2004. The consolidation requirements apply to entities in which we made investments or with which we had contractual or other arrangements prior to January 31, 2003 beginning with the first fiscal year or interim period ending after March 15, 2004. We have investments in privately held companies that are in the pharmaceutical/biotechnology sector and are in the development or early stage. Some of these investments are considered to be variable interest entities. However, our interests in these VIE’s are not significant. We have evaluated our investments in these companies and have determined that upon the adoption of FIN 46, we were not the primary beneficiary of the VIE’s and, therefore, they were not required to be consolidated into our financial statements. Accordingly, there was no material impact on our results of operations, financial position or cash flows for the nine months ended September 30, 2004.

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”), which provides additional guidance for evaluating whether an investment is other-than-temporarily impaired and requires additional disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The guidance in EITF 03-1 for evaluating other-than-temporary impairments is effective for evaluations made in reporting periods beginning after June 15, 2004 and the disclosure requirements are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of EITF 03-1, the disclosure requirements are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, under which the effective date for the measurement and recognition guidance of EITF 03-1 has been delayed pending further consideration of whether application guidance is necessary. We do not expect EITF 03-1 will have an impact on our financial position, results of operations, or cash flows.

On September 30, 2004, the EITF reached a consensus on Issue No. 04-08 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”), which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. Contingently convertible debt instruments are financial instruments that include a contingent feature, such as when debt is convertible into common shares of the issuer only after the issuer’s common stock price has exceeded a predetermined threshold for a specified time period. EITF 04-08 provides that these debt instruments should be included in the earnings per share computation (if dilutive) regardless of whether the contingent feature has been met. The FASB ratified this consensus in October 2004, and the new rules will be effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-08 will have no impact on our financial position, results of operations, or cash flows.

Liquidity and Capital Resources

As of September 30, 2004, we had $412.6 million in cash, cash equivalents and marketable securities, compared to $293.8 million as of December 31, 2003. We have historically financed our operations primarily through the sale of equity securities, the issuance of convertible subordinated notes and cash received from our customers.

In February and March 2004, in a private placement, we issued a total of $250 million of 3 1/2% convertible subordinated notes due 2011 (the “3.5% Notes”), which resulted in net proceeds of approximately $242.5 million. The notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15, and are due February 15, 2011. The notes are subordinated to all senior indebtedness and pari passu in right of payment with our 5.5% convertible subordinated notes due 2007 (the “5.5% notes”). As of September 30, 2004, we had no senior indebtedness. The 3.5% Notes are convertible into shares of our common stock at an initial conversion price of approximately $11.22 per share. Holders may require us to repurchase the notes upon a change in control, as defined. We may redeem the notes beginning February 20, 2007.

During the third quarter of 2004, we repurchased and retired a total of $38.4 million in face value of the 5.5% Notes in two separate transactions. A net loss of $0.2 million was recognized on the repurchases and is presented as “Gain (loss) on repurchase of convertible subordinated notes” in the accompanying condensed consolidated statement of operations.

On November 1, 2004, we announced the public offering of 9 million shares of our authorized but unissued common stock at $9.75 per share pursuant to an effective shelf registration statement, resulting in net proceeds of $83.3 million after deducting the underwriting discounts and commissions and estimated offering expenses. The offering closed on November 5, 2004. We have granted the underwriter an option, exercisable for 30 days, to purchase up to 1.35 million additional shares of newly issued common stock to cover over-allotments, if any.

We have classified all of our marketable securities as short-term, as we may choose not to hold our marketable securities until maturity. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $87.2 million for the nine months ended September 30, 2004 compared to $98.4 million for the nine months ended September 30, 2003. The decrease of $11.2 million was primarily due to a $27.7 million change in cash flow from changes in operating assets and liabilities offset by a $14.9 million decrease in non-cash items and a $1.6 million increase in net loss.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures. Capital expenditures for the nine months ended September 30, 2004 and 2003, were $0.8 million and $8.7 million, respectively. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $208.0 million for the nine months ended September 30, 2004 as compared to a use of cash of $2.0 million for the nine months ended September 30 2003. This increase is primarily due to the net proceeds of $242.5 million from the issuance of convertible debt in February and March of 2004 and an increase in proceeds from the issuance of common stock under our stock compensation plans of $2.7 million. These items were offset by our repurchase and retirement of a total of $38.4 million in face value of the 5.5% Notes in two separate transactions.

The following summarizes our future minimum convertible debt payments, future interest payments on convertible debt, and future operating lease payments for the next five fiscal years and thereafter as of September 30, 2004 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1–3	Years 4–5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$378.1	$—	$128.1	$—	$250.0
Interest on convertible subordinated debt	74.5	15.8	28.1	17.5	13.1
Non-cancelable operating lease obligations:
Related to current operations	15.3	4.1	7.7	3.5	—
Related to vacated space	53.4	8.8	17.0	16.3	11.3

Total contractual obligations	$521.3	$28.7	$180.9	$37.3	$274.4

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. Estimates may require further adjustments due to the real estate market conditions, such as higher than expected vacancy rates or lower sub-lease rates. We have entered into sublease agreements for certain of the vacated space with scheduled payments to us of $1.9 million (less than 1 year), $3.9 million (years 1 -3), $2.7 million (years 4-5), and $2.0 million (over 5 years).

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

Additional commitments related to Maxia and Pharmasset are also considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of September 30, 2004.

Under the terms of our collaborative licensing agreement with Pharmasset, we agreed to pay Pharmasset certain future performance milestone payments and future royalties on net sales. One of these milestones had been met as of September 30, 2004, resulting in $0.5 million of research and development expense during the nine months ended September 30, 2004.

We have entered into and intend to continue to seek to license additional patent rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay milestone payments and royalties on sales of future products.

We have entered into agreements with clinical research organizations to provide certain clinical trial management services. Under the terms of the most significant of these agreements, we agreed to pay up to $6.2 million for certain future performance milestone payments, management fees and pre-approved out of pocket expenses, of which approximately $2.8 million had been paid as of September 30, 2004.

We expect to use net cash in 2004 as we invest in our drug discovery and development programs; make payments related to our restructuring programs; continue to seek access to technologies through investments, research and development and new alliances, license agreements and/or acquisitions; and continue to invest in our intellectual property portfolio.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; expenditures in connection with potential repurchases of our 5.5% subordinated convertible notes due in 2007; expenditures in connection with our expansion of drug discovery and development programs; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; capital expenditures required to expand our facilities, including facilities for our expanding drug discovery and development programs; and costs associated with the integration of new operations assumed through mergers and acquisitions; and our ability to license our gene and gene-technology related intellectual property. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of our gene and gene-technology related intellectual property, will continue to decline as we focus on drug discovery and development programs.

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

We are in the early stage of building our drug discovery and development operations. Our ability to develop and commercialize pharmaceutical products based on proteins, antibodies and other compounds will depend on our ability to:

•	hire and retain key scientific employees;

•	identify high quality therapeutic targets;

•	identify potential drug candidates;

•	develop products internally or license drug candidates from others;

•	identify and enroll suitable volunteers, either in the United States or abroad, for our clinical trials;

•	complete laboratory testing and clinical trials on humans;

•	obtain and maintain necessary intellectual property rights to our products;

•	obtain and maintain necessary regulatory approvals for our products, both in the United States and abroad;

•	enter into arrangements with third parties to provide services or to manufacture our products on our behalf, or develop efficient production facilities meeting all regulatory requirements;

•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions;

•	lease facilities at reasonable rates to support our growth; and

•	enter into arrangements with third parties to license and commercialize our products.

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

We are currently engaged in a number of different approaches to discover and develop novel drug candidates. We are internally developing novel small molecule chemokine receptor antagonists to treat inflammation and our scientists have produced a number of lead compounds that are in the final stages of preclinical testing and a lead candidate from this program has entered Phase I clinical trials. Other internal drug discovery programs are focused on sheddase inhibitors to treat cancer and compounds with potential for applications in HIV, diabetes and cancer. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates.

The success of our drug discovery and development efforts may depend on our ability to find suitable collaborators to fully exploit our capabilities. If we are unable to establish collaborations or if these future collaborations are unsuccessful, our research and development efforts may be unsuccessful, which could adversely affect our results of operations and financial condition.

An important element of our business strategy will be to enter into collaborative or license arrangements with third parties under which we license our drug candidates to those third parties for development and commercialization. We expect that while we may initially seek to conduct initial clinical trials on our drug candidates, we will need to seek collaborators for a number of our drug candidates because of the expense, effort and expertise required to continue additional clinical trials and further develop those drug candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug compounds that are desirable to other parties, or we may be unwilling to license a drug compound because the party interested in it is a competitor. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaborative agreements, we may not be able to develop and commercialize a drug product, which would adversely affect our business and our revenues.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our drug discovery and development efforts may target diseases and conditions that are already subject to existing therapies or that are being developed by our competitors, many of which have substantially greater resources, larger research and development staffs and facilities, more experience in completing preclinical testing and clinical trials in order to obtain regulatory approvals and formulation, marketing and manufacturing capabilities. As a result of these resources, our competitors may develop drug products that render our products obsolete or noncompetitive by developing more effective drugs or by developing their products more efficiently. Our ability to develop competitive products would be limited if our competitors succeeded in obtaining regulatory approvals for drug candidates more rapidly than we were able to or in obtaining patent protection or other intellectual property rights that limited our drug development efforts. Any drugs resulting from our research and development efforts, or from our joint efforts with collaborators, might not be able to compete successfully with our competitors’ existing and future products, or obtain regulatory approval in the United States or elsewhere.

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

In order to manufacture and commercialize drug products in the United States, our drug candidates will have to obtain regulatory approval from the Food and Drug Administration, or the FDA. Satisfaction of regulatory requirements typically takes many years. To obtain regulatory approval, we must first show that our drug products are safe and effective for target indications through preclinical studies (animal testing) and clinical trials (human testing). Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether the FDA will allow us to undertake clinical trials of any potential drug products in addition to Reverset and our lead compound from our CCR2 antagonist program.

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

•	our inability to formulate or manufacture sufficient quantities of materials for use in clinical trials;

•	variability in the number and types of patients available for each study;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	unforeseen safety issues or side effects;

•	poor or unanticipated effectiveness of products during the clinical trials; or

•	government or regulatory delays.

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

Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop. At the present time, we have two drug candidates, Reverset and our lead CCR2 antagonist, in Phase II and Phase I clinical trials, respectively, and other drug candidates are still undergoing preclinical testing. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

We do not have experience marketing drug products. If the FDA approves one of our drug products to go to market, we would have to employ additional personnel or engage a third party to market our drug products, which would be an additional expense to us.

We might not be able to commercialize our drug candidates successfully, and we may spend significant time and money attempting to do so.

Reverset and our lead CCR2 antagonist are our only two drug candidates in clinical trials. We, or our collaborators, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition. Even if Reverset, or another drug candidate that we develop, receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur. At this point, the regulatory agencies may require additional clinical trials or testing. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive and third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. Actions of governmental authorities and other groups could result in lower prices for certain drugs, including drugs that address HIV infection. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors and third parties may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

Our ability to generate revenues will be diminished if we are unable to obtain acceptable prices or an adequate level of reimbursement from third-party payors.

The continuing efforts of government and insurance companies, health maintenance organizations, or HMOs, and other payors of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of these proposals could reduce the price that we or any of our collaborators receive for any products in the future.

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

We are highly dependent on the principal members of our management, operations and scientific staff. We experience intense competition for qualified personnel. Our future success also depends in part on the continued service of our executive management team, key scientific and management personnel and our ability to recruit, train and retain essential scientific personnel for our drug discovery and development programs, including those who will be responsible for overseeing our internal preclinical testing and clinical trials as well as for the establishment of collaborations with other companies. If we lose the services of any of these people, our research and product development goals, including the identification and establishment of key collaborations, operations and marketing efforts could be delayed or curtailed. We do not maintain “key person” insurance on any of our employees.

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

As part of our business strategy, we have in the past and may in the future acquire assets, technologies, compounds and businesses. Our past acquisitions, such as the acquisition of Maxia Pharmaceuticals, Inc., have involved, and our future acquisitions may involve risks such as the following:

•	we may be exposed to unknown liabilities of acquired companies;

•	our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;

•	we may experience difficulty and expense in assimilating the operations and personnel of the acquired businesses, disrupting our business and diverting our management’s time and attention;

•	we may be unable to integrate or complete the development and application of acquired technology, compounds or drug candidates;

•	we may experience difficulties in establishing and maintaining uniform standards, controls, procedures and policies;

•	our relationships with key customers or collaborative partners of acquired businesses may be impaired, due to changes in management and ownership of the acquired businesses;

•	we may be unable to retain key employees of the acquired businesses;

•	we may incur amortization or impairment expenses if an acquisition results in significant goodwill or other intangible assets; or

•	our stockholders may be diluted if we pay for the acquisition with equity securities.

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

In April 2004, we had a significant reduction in our workforce and closed our Palo Alto, California research facilities. We may incur higher than anticipated costs associated with closing our California facilities, and this restructuring could result in the diversion of the efforts of our executive management team and other key employees, which could adversely affect our drug discovery and development efforts. As a part of this restructuring, we have discontinued our information products research and development efforts, with the exception of the activities related to, and products developed by, our Proteome subsidiary. We may encounter difficulties associated with the discontinuation of certain of our information product-related activities that could adversely affect our operating results and financial position. These difficulties could include challenges in providing support to our customers, and, in particular, our non-U.S. customers. Some of our database customers could become dissatisfied as a result of our restructuring, and we could incur expenses associated with the amendment, termination or transition of these customer contracts.

As a part of increasing our focus on our drug discovery and development programs, we relocated our headquarters, including our finance and legal staff and information systems, to our facility in Wilmington, Delaware. During this transition process, we expect that we will need to continue to manage multiple locations and our relationships with information products customers, suppliers and other third parties.

RISKS RELATING TO OUR FINANCIAL RESULTS

We expect to incur losses in the future and we may not achieve or maintain profitability in the future.

We had net losses from inception in 1991 through 1996 and in 1999 through 2004. Because of those losses, we had an accumulated deficit of $698.8 million as of September 30, 2004. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2004 and in future periods as well.

We expect that any revenues from our information products, intellectual property licensing, and contracts, if any, will be more than offset by expenses for our drug discovery and development efforts. We anticipate that these efforts will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can sell, or license to a third party, a drug product. The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated revenues and we anticipate that we will not generate significant revenues from the drug candidates that we license or develop for several years, if ever. We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we were successful in obtaining regulatory approvals for manufacturing and commercializing Reverset, our leading drug candidate, or another drug, we expect that we will continue to incur losses if our drug products do not generate significant revenues. If we achieve profitability we may not be able to sustain or increase profitability.

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

Additional factors that may affect our future funding requirements include:

•	any changes in the breadth of our research and development programs;

•	the results of research and development, preclinical testing and clinical trials conducted by us or our future collaborative partners or licensees, if any;

•	the acquisition or licensing of businesses, technologies or compounds, if any;

•	our ability to maintain and establish new corporate relationships and research collaborations;

•	competing technological and market developments;

•	the amount of revenues generated from our business activities, if any;

•	the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims;

•	the receipt of contingent licensing or milestone fees from our current or future collaborative and license arrangements, if established; and

•	the timing of regulatory approvals, if any.

If we require additional capital at a time when investment in companies such as ours, or in the marketplace generally, is limited due to the then prevailing market or other conditions, we may have to scale back our operations, eliminate one or more of our research or development programs, or attempt to obtain funds by entering into an agreement with a collaborative partner that would result in terms that are not favorable to us or relinquishing our rights in certain of our proprietary technologies or drug candidates. If we are unable to raise funds at the time that we desire or at any time thereafter on acceptable terms, we may not be able to continue to develop our potential drug products. The sale of equity or additional convertible debt securities in the future would be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

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

Part of our strategy is to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We may decide at any time to discontinue some or all of our gene and gene-technology related patent prosecution or maintenance, which could limit our ability to receive license-based revenues from our gene and gene-technology related patent portfolio.

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

The market values of many of these investments can fluctuate significantly. We evaluate our long-term investments for impairment of their value on a quarterly basis. The volatility of the equity markets and the uncertainty of the biotechnology industry may result in fluctuations in the value of our investments in public companies. The value of our investments in private companies can fluctuate significantly. In past periods, market conditions have caused us to write-down the value of our private company investments, sometimes substantially, and market conditions may cause us to write down additional amounts. In addition, we have in the past written down the value of our debt investments in companies experiencing financial difficulties. Impairment could result in future charges to our earnings. Decreases in the value of our strategic investments may cause our losses to increase. As of September 30, 2004, the total aggregate value of our long-term investments was $11.8 million. We incurred charges related to write-downs in the valuation of long-term investments of $5.2 million during the nine months ended September 30, 2004.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of September 30, 2004, we had total consolidated debt of $378.8 million and stockholders’ equity of $30.8 million. The indentures pursuant to which our outstanding convertible subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible subordinated notes. As of September 30, 2004, $128.1 million aggregate principal amount of our 5.5% convertible subordinated notes due 2007 were outstanding. In February and March 2004, we issued $250.0 million aggregate principal amount of our 3 1/2% convertible subordinated notes due 2011. Our annual interest payments for the 5.5% notes through 2006, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $7.0 million, and an additional $3.5 million in interest is payable in 2007. Our annual interest payments for the 3 1/2% notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011. We intend to fulfill our debt service obligations from our existing cash and marketable securities. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We are in an arbitration with Iconix Pharmaceuticals, Inc., or Iconix, with respect to payments that Iconix alleges we owe it pursuant to a contract. Iconix initiated the arbitration process under the contract seeking final and binding arbitration. An arbitration panel has been selected and a hearing will be held in two phases, the first of which was held in October 2004 and the second of which is scheduled for the first quarter of 2005. In the first phase of the hearing, Iconix alleged that we are obligated to make payments to it in the aggregate amount of $28.25 million and that the payments presently due to Iconix, discounted to a present day value, amount to $22.6 million. We expect to receive a decision from the arbitration panel with respect to the first phase of the hearing by the end of 2004. Based on Iconix’s amended demand for arbitration, we understand Iconix is also seeking return of a $4.5 million license fee paid to us and recovery of amounts paid to a third-party supplier. The second phase of the hearing will address Iconix’s claim for the return of the $4.5 million license fee paid to us and recovery of amounts paid to a third-party supplier, as well as our counterclaims against Iconix. There can be no assurance as to the ultimate outcome of the arbitration and, at this time, we cannot predict the financial impact to us of the results of the arbitration. Regardless of the outcome, we could incur substantial costs and diversion of management time as a result of the arbitration.

If we are subject to additional litigation and infringement claims, they could be costly and disrupt our drug discovery and development efforts.

The technology that we use to make and develop our drug products, the technology that we incorporate in our products, and the products we are developing may be subject to claims that they infringe the patents or proprietary rights of others. The success of our drug discovery and development efforts will also depend on our ability to develop new compounds, drugs and technologies without infringing or misappropriating the proprietary rights of others.

From time to time we may receive notices from third parties alleging patent or copyright infringement, claims regarding trade secrets or other contract claims. Receipt of these notices could result in significant costs as a result of the diversion of the attention of management from our drug discovery and development efforts. Except for Invitrogen and Iconix, no third party has a current filed patent lawsuit or arbitration against us. If a successful claim were brought against us, we would have to attempt to license the technology from the claimant or to spend time and money to design around the technology. Any such license of the technology may not be available at reasonable terms, or at all.

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

Our means of protecting our proprietary rights may not be adequate, and our competitors may:

•	independently develop substantially equivalent proprietary information, products, and techniques;

•	otherwise gain access to our proprietary information; or

•	design around patents issued to us or our other intellectual property.

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

International patent protection is particularly uncertain and costly, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.

Biotechnology patent law outside the United States is even more uncertain and costly than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.

If product liability lawsuits are successfully brought against us, we could face substantial liabilities and may be required to limit commercialization of our products and our results of operations could be harmed.

The clinical trials and marketing of medical products that are intended for human use entails an inherent risk of product liability. If any product that we or any of our collaborators develops causes injury or is found to be unsuitable during clinical trials, manufacturing or sale, we may be held liable. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities, including substantial damages to be paid to the victims and legal costs, or we may be required to limit commercialization of our products. Although we currently carry a product liability insurance policy that provides coverage for liabilities arising from our clinical trials, it may not fully cover our potential liabilities. In addition, we may determine that we should increase our coverage upon the addition of new clinical trials, and this insurance may be prohibitively expensive to us or our collaborators and may not fully cover our potential liabilities. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with our collaborators. Additionally, any product liability lawsuit could cause injury to our reputation, recall of products, participants to withdraw from clinical trials, and potential collaborators to seek other partners, any of which could impact our results of operations.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our investments in short-term marketable securities. Our investment policy calls for investment in short term, low risk, investment-grade instruments. As of September 30, 2004, cash, cash equivalents and marketable securities were $412.6 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2004, the decline in fair value would not be material.

We are exposed to valuation risks related to our portfolio of long-term investments. These investments are primarily in small capitalization stocks of privately-held companies in the pharmaceutical/biotechnology industry sector and are primarily in companies with which we have or had research and development, licensing or other collaborative agreements. As of September 30, 2004, long-term investments were $11.8 million.

We are exposed to foreign exchange rate fluctuations as the financial results of our foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. All of our revenues are denominated in U.S. dollars. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of September 30, 2004, the impact to our financial position or results of operations would not be material.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

In May 2001, we entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. (“Iconix”). Pursuant to the terms of the Agreement, the parties agreed to collaborate on the development and commercialization of a chemical genomic database (the “Database”), currently called DrugMatrix®. The Database was to be designed by Iconix to contain data, information and annotations related to gene expression, chemicals, pharmacology and toxicology, and related informatics tools and software. On November 10, 2003, Iconix filed a demand for arbitration against us, and on April 16, 2004, Iconix transmitted an amended demand. An arbitration panel has been selected and a hearing will be held in two phases, the first of which was held in October 2004 and the second of which is scheduled for the first quarter of 2005. In the first phase of the hearing, Iconix alleged that we are obligated to make payments to it in the aggregate amount of $28.25 million and that the payments presently due to Iconix, discounted to a present day value, amount to $22.6 million. We believe that Iconix’s interpretation of the parties’ contract with respect to these payments is erroneous and that these payments are not owed. We expect to receive a decision from the arbitration panel with respect to the first phase of the hearing by the end of 2004. Based on Iconix’s amended demand for arbitration, we understand Iconix is also seeking return of a $4.5 million license fee paid to Incyte and recovery of amounts paid to a third-party supplier. The second phase of the hearing will address Iconix’s claim for the return of the $4.5 million license fee paid to us and recovery of amounts paid to a third-party supplier, as well as our counterclaims against Iconix. We believe that we have meritorious defenses to Iconix’s claims and plan to contest them vigorously. In addition, we are asserting counterclaims related to Iconix’s nonperformance of certain of its contractual obligations to us. There can be no assurance as to the ultimate outcome of any such arbitration and at this time, we cannot predict the financial impact to us of the results of the arbitration. We expect that, regardless of the outcome, the Iconix arbitration will result in the diversion of management time and in future legal and other costs to us, which could be substantial.

Item 6: Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit Number	Description of Document

10.15	Incyte Corporation 1997 Employee Stock Purchase Plan, as amended July 28, 2004

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

b) Reports on Form 8-K

On August 4, 2004, we filed a Current Report on Form 8-K furnishing under Item 12 our press release relating to our financial results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE CORPORATION

Dated: November 5, 2004	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2004	By:	/S/ DAVID C. HASTINGS
DAVID C. HASTINGS Chief Financial Officer (Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

10.15	Incyte Corporation 1997 Employee Stock Purchase Plan, as amended July 28, 2004

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.