Form 10-K
period 2004-12-31
INCYTE CORP
filed 2005-03-11
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on the Nasdaq National Market on June 30, 2004) was approximately $373.5 million.

As of February 24, 2005, there were 83,029,371 shares of Common Stock, $.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2005 Annual Meeting of Stockholders to be held on June 1, 2005.

Item 1.    Business

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. These statements can often be identified by the use of forward-looking terminology such as “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” “may,” or “will,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to the discovery, development, formulation, manufacturing and commercialization of our compounds and our product candidates; the increase in our drug discovery and development efforts; the expected timing, progress and other information regarding our preclinical testing and clinical trials; conducting clinical trials internally, with collaborators, or with contract research organizations; our collaboration and strategic alliance efforts; anticipated benefits and disadvantages of entering into collaboration agreements; regulatory approval; the safety, effectiveness and potential benefits and indications of our product candidates and other compounds under development; potential uses for our product candidates and our other compounds; our ability to manage expansion of our drug discovery and development operations; future required expertise relating to clinical trials, manufacturing, sales and marketing; obtaining licenses to products, compounds or technology, or other intellectual property rights; the receipt of or payments to collaborators resulting from milestones or royalties; charges and expenses related to the closure of our Palo Alto location; difficulties resulting from the discontinuation of certain of our information product-related activities, including the amendment, termination or transition of customer contracts; expected expenses and expenditure levels; expected revenues and sources of revenues; expected losses; our profitability; the adequacy of our capital resources; the need to raise additional capital; the costs associated with resolving matters currently in litigation; our expectations regarding competition; our long-term investments, including anticipated expenditures, losses and expenses; costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights; the adequacy of our current facilities; our ability to obtain, maintain or increase coverage of product liability and other insurance; adequacy of our product liability insurance; and our indebtedness.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to, our ability to discover, develop, formulate, manufacture and commercialize a drug candidate or product; the risk of unanticipated delays in research and development efforts; the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results; risks relating to the conduct of our clinical trials; changing regulatory requirements; the risk of adverse safety findings; the risk that results of our clinical trials do not support submission of a marketing approval application for our product candidates; the risk of significant delays or costs in obtaining regulatory approvals; risks relating to our reliance on third party manufacturers and contract research organizations; continuing trends with respect to reduced pharmaceutical and biotechnology research spending; risks relating to the development of new products and their use by us and our potential collaborators; our ability to in-license a potential drug compound or drug candidate; the cost of accessing, licensing or acquiring potential drug compounds or drug candidates developed by other companies; the risk that our product candidates may not obtain regulatory approval; the impact of technological advances and competition; the ability to compete against third parties with greater resources than ours; competition to develop and commercialize similar drug products; uncertainties relating to the transition of our operations to, and the continuing access and use of, our Delaware headquarters; our ability to obtain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage; the impact of changing laws on our patent portfolio; developments in and expenses relating to litigation; the results of businesses in which we have made investments; our ability to obtain additional capital when needed; our history of operating losses and the risks set forth under “Factors That May Affect Results.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results,” all references to “Incyte,” “we,” “us” or “our” mean Incyte Corporation and our subsidiaries.

Incyte is our registered trademark. We also refer to trademarks of other corporations and organizations in this annual report on Form 10-K.

Overview

Incyte Corporation is focused on the discovery and development of novel, small molecule drugs to treat major medical conditions, including infection with human immunodeficiency virus, or HIV, inflammatory disorders, cancer and diabetes. We have assembled a team of scientists with core competencies in the areas of medicinal chemistry, and molecular, cellular and in vivo biology.

Our most advanced product candidate, ReversetTM, is a nucleoside analog reverse transcriptase inhibitor, or NRTI, that is being developed as a once-a day oral therapy for use in combination with other antiviral drugs for patients with HIV infections. Reverset is currently in Phase IIb clinical trials to treat patients infected with HIV.

In addition to our Reverset development program, we have several internal drug discovery programs underway. The most advanced of these programs is focused on developing antagonists to a key chemokine receptor involved in inflammation called CCR2. The lead candidate from this program has finished a Phase I trial and we currently plan to initiate Phase IIa clinical trials in the first half of 2005. We believe that CCR2 receptor antagonists may represent a new class of compounds to treat various inflammation-driven diseases, including rheumatoid arthritis, multiple sclerosis, diabetes, and atherosclerosis. Our next most-advanced internal program involves novel sheddase inhibitors that we believe may have application in the treatment of breast cancer and other tumor types. We filed an investigational new drug application, or IND, for the lead sheddase inhibitor candidate in December 2004 which is scheduled to begin Phase I clinical trials in March 2005. Earlier stage programs have generated other compounds with potential for applications in cancer, diabetes, inflammation and HIV.

For the past several years, we have been a leader in the development and provision of genomic and proteomic information products. However, in response to the decreasing commercial potential of this area of our business, we made the decision in February 2004 to close our Palo Alto headquarters and to discontinue further development of the information products produced at that facility.

Pipeline

Reverset—In September 2003, we signed a collaborative licensing agreement with Pharmasset, Inc. to further develop and commercialize Reverset. Under our agreement with Pharmasset, we paid Pharmasset an upfront payment of $6.3 million and are required to pay future performance milestone payments and future royalties on net sales in exchange for exclusive rights in the United States, Europe and certain other markets to develop, manufacture and market Reverset. One of these milestones was met in the second quarter of 2004, resulting in $0.5 million of research and development expense. Pharmasset will retain marketing and commercialization rights in certain territories, including South America, Mexico, Africa, the Middle East, Korea and China. Reverse transcriptases are responsible for replication of genetic material in retroviruses such as HIV. Inhibiting the activity of these enzymes remains the cornerstone of treatment for patients infected with HIV. We are developing Reverset as a once-a-day oral therapy for use in combination with other antiviral drugs for patients with HIV infections.

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

To date, based on preclinical, Phase I and Phase IIa results, we believe Reverset has the requisite characteristics to be developed as a new treatment for HIV patients. In a 10-day Phase IIa clinical trial, Reverset demonstrated impressive anti-viral activity and was well-tolerated at all tested doses in both treatment-naïve and treatment-experienced HIV patients. In the first quarter of 2005, we completed patient enrollment for a six-month double-blind Phase IIb clinical trial designed to compare three once-daily doses of Reverset (50, 100 and 200 mg) to placebo in 180 treatment-experienced HIV-infected individuals. In addition to comparing antiviral activity in these four groups of patients, who are failing their current treatments on entry to the study, other goals in this Phase IIb clinical trial are to evaluate the safety and tolerability of Reverset in patients failing their current treatment regimens and to select a dose level of Reverset for further evaluation and otherwise plan for a Phase III clinical trail for Reverset.

An interim analysis of the Phase IIb clinical trail was conducted which involved approximately 140 patients. Top-line results from the interim analysis suggest that Reverset can provide sustained anti-viral activity in patients with multiple resistance mutations, including thymidine analog mutations (TAMS), as well as the M184V and K65R mutations. Reverset was generally well tolerated over the course of the study through the date of our interim analysis. The only adverse effect of note to date has been a higher than anticipated incidence of asymptomatic hyperlipasemia in patients who are also receiving didanosine. Didanosine, also known as ddI, is an approved HIV therapy associated with hyperlipasemia, a marker of pancreatic inflammation. Certain other NRTIs have also been shown to result in an increased incidence of hyperlipasemia when used in combination with ddI. This Phase IIb study is ongoing and all patients are scheduled to complete 16 weeks of therapy by June 2005.

CCR2 Receptor Antagonist Program—Chemokines are proteins, secreted at sites of injury or inflammation, that attract and activate leukocytes, or white blood cells, such as monocytes. CCR2 is a key chemokine receptor found on monocytes that controls their migration into sites of inflammation, where they differentiate into tissue scavenger cells known as macrophages. Although, in their normal role, macrophages scavenge foreign organisms or injured tissues, excessive or inappropriately triggered macrophage activity can cause damage to tissues and provoke a chronic inflammatory response. For example, in rheumatoid arthritis, macrophages secrete chemokines and cytokines, perpetuating the inflammatory response, and also produce proteases that degrade cartilage and contribute to joint destruction. CCR2 receptor antagonists may thus substantially reduce tissue damage and limit the degree of the inflammatory process in rheumatoid arthritis and other inflammation-driven disorders, including multiple sclerosis, diabetes, and atherosclerosis, by blocking the migration and recruitment of macrophages. We have identified a series of orally-available CCR2 receptor antagonist compounds. During the fourth quarter of 2004, the lead candidate from this program completed a Phase I single and multiple dose clinical trial in 70 healthy volunteers. The compound was well-tolerated at all doses studied and demonstrated a positive pharmacokinetic profile.

We currently plan to initiate two one-month Phase IIa clinical trials in the first half of 2005. The first study will be in patients with rheumatoid arthritis and the second in obese insulin-resistant patients. In rheumatoid arthritis, the severity of disease correlates well with the presence of macrophages in the synovial tissue of patients’ joints. Antagonism of CCR2 signaling through a variety of means, including oral administration of our CCR2 antagonist, has shown efficacy in multiple animal models of rheumatoid arthritis. Insulin resistance occurs in Type II diabetes patients, the majority of whom are overweight and obese. There is growing evidence of a positive correlation between the increased macrophage number in the adipose tissue of these patients, with the resulting accumulation of pro-inflammatory mediators, and the degree of insulin resistance. We believe that use of a CCR2 antagonist in this setting can reduce macrophage influx into the adipose tissue, thus improving insulin sensitivity. This hypothesis is supported by the efficacy of one of our CCR2 antagonists in animal models of obesity-related insulin resistance. The clinical trial in insulin-resistant subjects is the first step in assessing whether a CCR2 antagonist has the potential to be used in Type II diabetes patients and patients with a related disorder known as metabolic syndrome. While both of these one-month clinical trials are primarily focused on safety, efficacy measures will be monitored.

Sheddase Inhibitor Program—As the fundamental biology of cancer has been explored at the molecular level, new therapeutics are emerging that distinguish themselves from the classic, relatively non-selective, cytotoxic agents. These new therapies are targeted specifically to pathways or proteins that are more critical for the growth of tumor cells than for the growth of normal cells, thereby having the potential to provide a greater therapeutic index, both when used alone and in combination with cytotoxic agents. Currently approved targeted therapeutics of this type, including Gleevec®, have proven to be of value in the treatment of certain important tumor types.

The signaling pathways that utilize the receptors and ligands of the epidermal growth factor receptor (EGFR) family play a key role in the growth and survival of multiple tumor types, including breast, colorectal, and non-small cell lung cancers. There are multiple forms of both the receptors (for example, Her-1 and Her-2) and the corresponding ligands (such as EGF and TGFalpha). Reduction in the signaling of one of these pathways by antibodies that bind to a specific EGFR-family receptor (Her-2), interfering with ligand-induced activation, has shown efficacy in certain breast cancers. An alternative approach to interfere with EGFR signaling is through the administration of a tyrosine kinase inhibitor such as Tarceva.

We have identified a third way to inhibit EGFR signaling pathways, which we believe may be both complementary with the two approaches described above and possibly more broadly effective. EGFR family ligands must be cleaved from larger, cell-attached proteins in order to be released in their soluble active form. EGFR family receptors are also subject to cleavage, which in this case results in a constitutively activated receptor that does not require the presence of the corresponding ligand for signaling. We have identified a protease whose action appears to contribute to the growth and metastasis of breast cancer and possibly other cancers. Proteases are enzymes that catalyze the splitting of proteins into smaller peptide fractions and amino acids. Inhibition of this protease, referred to as sheddase, could thus interfere with signaling in a considerable range of tumor types which use EGFR family signaling. We have identified novel, potent, and orally available small-molecule inhibitors of sheddase that show efficacy in animal tumor models as single agents. A lead compound in this program was nominated for development during the first quarter of 2004. Preclinical toxicology tests were completed in the fourth quarter of 2004 and we filed an IND for our lead sheddase inhibitor candidate in December 2004. We have now received clearance from the United States Food and Drug Administration, or FDA, to begin a Phase I clinical trial in healthy volunteers, which is scheduled to begin in March 2005. We plan to initiate Phase II trials in the second half of 2005 in patients with breast cancer and possibly in patients with other cancers associated with excessive signaling of epidermal growth factor receptors, such as non-small cell lung cancer, colon cancer, or head and neck cancer.

In addition to the drug discovery programs described above, we have a number of earlier-stage discovery efforts in areas such as cancer, diabetes, inflammation and HIV.

Background on Incyte’s Transition into Small-Molecule Drug Discovery and Development

We were founded in 1991 and initially focused on proteins and protein therapeutics. Over the years, we gained significant expertise in DNA sequencing, which led to the development of our proprietary genomic information databases and genomic services and a portfolio of patents covering genes and proteins. We marketed and sold access to our databases to pharmaceutical and biotechnology companies and academic institutions and licensed our intellectual property portfolio to our database subscribers. However, in recent years, consolidation within the pharmaceutical and biotechnology sectors and a challenging economic environment led to reduced demand for research tools and services. This trend, together with the public availability of genomic information, significantly reduced the market for and revenues from, our information products.

On February 2, 2004, we announced substantial changes in our information products operations, including the closure of our Palo Alto, California facility and the cessation of development of the information products developed at this facility. In January 2005, we sold certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts.

Incyte’s Approach To Drug Discovery and Development

In November 2001, we recruited Paul A. Friedman, M.D., the former president of DuPont Pharmaceuticals Research Laboratories, to serve as our Chief Executive Officer and to lead our drug discovery and development efforts. We then began our transition from information products to our current focus on drug discovery and development. With the recruitment of Dr. Brian Metcalf, formerly head of worldwide medicinal chemistry and platform technologies at SmithKline Beecham, and an experienced team of chemists, pharmacologists, and molecular biologists largely drawn from DuPont Pharmaceuticals, we have now assembled a strongly credentialed and experienced drug discovery team, including approximately 142 scientists, approximately equally divided between biologists and chemists. In biology, we have experience in the research areas of inflammation and cancer and our chemists have broad pharmaceutical experience in designing novel small molecule compounds for inflammation, HIV, metabolic diseases and cancer. We have complemented this discovery team with personnel experienced in drug development.

We have established a wide breadth of discovery capabilities in-house, including target validation, high-throughput screening, medicinal chemistry, computational chemistry, and pharmacological assessment, and we intend to continue to augment these capabilities through collaborations with academic and contract laboratory resources with specialized expertise. We have integrated our chemistry and biology teams with development experts in the critical areas of drug metabolism, formulation, and toxicology. We believe that early emphasis on these areas is critical to the optimization of lead clinical candidates with the greatest likelihood of success, and that this emphasis, together with our strength in medicinal chemistry, may allow us to avoid critical pitfalls related to the safety and efficacy of our compounds in later clinical trials.

We are focused on a limited number of programs, which allows us to apply resources to our selected programs at a level that we believe is competitive with much larger pharmaceutical companies. This level of resource allocation, particularly in the area of chemistry, was a key to our early success in the identification of a proprietary CCR2 antagonist clinical candidate. While CCR2 is a well-known target, and there is extensive animal model evidence for its role in disease, it is a chemically challenging target and certain companies active in this area have been unsuccessful in synthesizing a novel small molecule compound that could qualify for pharmaceutical development. In contrast, we were able to identify a clinical candidate within twelve months of initiating screening.

The selection of CCR2 as a target is also indicative of our strategy of focusing on targets in our areas of in-depth biological expertise, particularly inflammation and cancer. We select targets for which there is extensive animal and laboratory evidence of their importance in disease, such that through the application of our medicinal chemistry capabilities we believe that we have the opportunity to generate novel molecules for further development that have the potential to be the best in their therapeutic class. These targets may either be publicly known, such as CCR2, or identified in-house such as sheddase.

We intend to devote sufficient resources to generate follow-up candidates and multiple chemical series for the programs we pursue. We believe that this strategy may allow us to generate additional opportunities in the event of development failure or, more positively, for the pursuit of multiple indications for compound classes with that potential.

Commercial Strategy

As discussed above, our internal programs are focused on the discovery and development of new therapies to address major medical needs in inflammatory disease, HIV, oncology, and diabetes. For some of these programs, such as those in HIV and oncology, which tend to be managed by a concentrated, well-defined group of physicians, we may elect to develop our products through to commercialization. For others, such as those that address major primary care markets, we intend to seek strategic alliances with major pharmaceutical companies. We also plan to pursue further in-licensing opportunities which could augment our efforts and accelerate the growth of our pipeline.

We intend to seek approval from the FDA for, and if successful, to commercialize Reverset in the United States ourselves. In Europe, we intend to make a future determination whether to commercialize Reverset ourselves, or to form a co-commercialization alliance with another company with an established HIV franchise.

For our CCR2 receptor antagonist program, which we believe may have utility in a number of broad therapeutic indications and for which we have a series of compounds, we intend to secure a corporate alliance for commercialization.

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

We have a number of established agreements relating to our gene patent portfolio and our genomics-related technology patent portfolio. We are presently receiving royalties and other payments under certain of our gene and genomics-related patent agreements. Under our gene patent agreements, we may in the future receive royalties and other payments if our partners are successful in their efforts to discover drugs and diagnostics under these agreements.

Under the terms of our collaborative license agreement relating to Reverset, Pharmasset granted us exclusive rights under its patent rights in the United States, Europe, and certain other markets to develop, manufacture and market Reverset. The licensed U.S. patents and patent applications include coverage of uses of Reverset, methods of making Reverset and methods of dosing of Reverset. Patent rights that we have exclusively licensed from Pharmasset include three U.S. patents and their related filings in Europe, Canada, Australia and Japan directed to the use of Reverset to treat HIV that Pharmasset has exclusively licensed from Emory University, which expire between 2015 and 2016, provided the applicable maintenance fees are paid and the patents, if challenged, are not held to be invalid. We have also exclusively sublicensed from Pharmasset a U.S. patent application and corresponding foreign patent applications licensed from Emory University that are directed to combinations of Reverset with certain other anti-viral agents. Patents under these applications, if issued, will expire in 2020 provided the applicable maintenance fees are paid and the patents, if challenged, are not held to be invalid. In addition, we co-own with Pharmasset a U.S. patent application and corresponding foreign patent applications directed to enteric dosing regimens. These applications, if issued, will expire in 2024 provided the applicable maintenance fees are paid and the patents, if challenged, are not held to be invalid. We have also licensed from Pharmasset a U.S. patent application (now allowed) and corresponding foreign patent applications directed to a method for the manufacture of Reverset, which will expire in 2022. One or more of these patents may qualify for a patent term extension to partially compensate for time spent in clinical review by the FDA or corresponding foreign agencies, however, any such patent term extension may only provide limited proprietary protection during the period of extension.

We have obtained some of the patent rights used in our drug discovery and development programs, such as our Reverset program, through exclusive licenses with others. We intend to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, license fees, milestone payments and royalties on sales of future products.

Although we believe our rights under patents and patent applications provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may not be able to develop patentable products or processes, and may not be able to obtain patents from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Any patent or other intellectual property rights that we own or obtain may be circumvented, challenged or invalidated by our competitors. Others may have patents that relate to our business or technology and that may prevent us from marketing our product candidates unless we are able to obtain a license to those patents. In addition, we could incur substantial costs in litigation or other legal proceedings to enforce our patent or other intellectual property rights or to defend ourselves in patent suits brought by third parties.

Enactment of legislation implementing the General Agreement on Tariffs and Trade has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patents issued under patent applications filed on or after June 8, 1995 is no longer a period of 17 years from the date of issuance. The new term of those patents will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent applications is often more than three years, a 20-year term from the effective date of filing may result in a substantially shortened period of patent protection which may limit the benefit of our patent position.

With respect to proprietary information that is not patentable, and for inventions for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. While we require all employees, consultants and potential business partners to enter into confidentiality agreements, we may not be able to protect adequately our trade secrets or other proprietary information. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

Competition

Our drug discovery and development activities face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Our major competitors include fully integrated pharmaceutical companies that have extensive drug discovery efforts and are developing novel small molecule pharmaceuticals. We face significant competition from organizations that are pursuing pharmaceuticals that are competitive with our potential products. With respect to NRTIs, several companies are already marketing various NRTIs, including GlaxoSmithKline, Gilead Sciences, and Bristol Myers Squibb.

Many companies and institutions, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, many competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in:

•	drug discovery;

•	developing products;

•	undertaking preclinical testing and clinical trials;

•	obtaining FDA and other regulatory approvals of products; and

•	manufacturing, marketing, distributing and selling products.

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

Government Regulation

Our related ongoing research and development activities and any manufacturing and marketing of our potential small molecule products to treat major medical conditions are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the United States Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of these products. None of our drug candidates has, to date, been submitted for approval for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate’s safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations in humans, we must submit to, and receive approval from, the FDA of an IND application. The steps required before a drug may be marketed in the United States include:

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

Preclinical testing includes laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In the latter case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND and each trial must be reviewed and approved by an independent ethics committee or institutional review board (IRB) before it can begin.

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

Clinical trials must meet requirements for IRB oversight, informed consent and good clinical practices. Clinical trials must be conducted under FDA oversight. Before receiving FDA clearance to market a product, we must demonstrate that the product is safe and effective for the patient population that will be treated. If regulatory clearance of a product is granted, this clearance will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, clearance may entail ongoing requirements for post-marketing studies. Even if this regulatory clearance is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on this product, manufacturer or facility, including costly recalls or withdrawal of the product from the market.

The length of time and related costs necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or cause the costs of these trials to increase, include:

•	slow patient enrollment due to the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study, competition with clinical trials for other drug candidates or other factors;

•	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials;

•	delays in approvals from a study site’s IRB;

•	longer than anticipated treatment time required to demonstrate effectiveness or determine the appropriate product dose;

•	lack of sufficient supplies of the drug candidate for use in trials;

•	adverse medical events or side effects in treated patients; and

•	lack of effectiveness of the drug candidate being tested.

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

We cannot guarantee that the FDA will grant any of our requests for fast track designation, that any fast track designation would affect the time of review or that the FDA will approve the NDA submitted for any of our drug candidates, whether or not fast track designation is granted. Additionally, FDA approval of a fast track product can include restrictions on the product’s use or distribution (such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or experience). Approval of fast track products can be conditioned on additional clinical trials after approval.

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

We and any of our contract manufacturers are also required to comply with applicable FDA current good manufacturing practice regulations. Good manufacturing practices include requirements relating to quality control and quality assurance as well as to corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the applicable regulatory authorities. These facilities, whether our own or our contract manufacturers, must be approved before we can use them in commercial manufacturing of our related products. We or our contract manufacturers may not be able to comply with applicable good manufacturing practices and FDA or other regulatory requirements. If we or our contract manufacturers fail to comply, we or our contract manufacturers may be subject to legal or regulatory action, such as suspension of manufacturing, seizure of product, or voluntary recall of product. Furthermore, continued compliance with applicable good manufacturing practices will require continual expenditure of time, money and effort on the part of us or our contract manufacturers in the areas of production and quality control and record keeping and reporting, in order to ensure full compliance.

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, or EU, regional registration procedures are available to companies wishing to market a product in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization may be granted. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above and may also include additional risks.

Human Resources

As of February 15, 2005, we had 186 employees, including 142 in research and development and 44 in business development, finance, operations support and administrative positions. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Research and Development

Since our inception, we have made substantial investments in research and technology development. During 2004, 2003 and 2002, we incurred research and development expenses of $88.3 million, $111.4 million and $145.3 million, respectively. During 2004, 2003 and 2002, we also incurred expenses related to purchased in-process research and development of $0 million, $34.0 million and $0 million, respectively (see note 17 to the consolidated financial statements).

Available Information

Our website is located at www.incyte.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2.    Properties

Our corporate headquarters is in Wilmington, Delaware, which is where our drug discovery and development operations are also located. These facilities are leased to us until September 2008, and we have options to renew our lease until September 2010. We believe that these facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required. In addition to this lease, we had lease agreements as of December 31, 2004 for facilities that were closed as a part of the restructurings in Palo Alto and San Diego, California. As of December 31, 2004, we had multiple sublease and lease agreements covering approximately 280,000 square feet that expire on various dates ranging from May 2006 to March 2011. Of the approximately 280,000 square feet leased, approximately 173,000 square feet of this space has been vacated by us and is currently subleased to others.

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

Iconix Pharmaceuticals, Inc.

In May 2001, we entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. (“Iconix”). Pursuant to the terms of the Agreement, the parties agreed to collaborate on the development and commercialization of a chemical genomic database (the “Database”), currently called DrugMatrix®. The Database was to be designed by Iconix to contain data, information and annotations related to gene expression, chemicals, pharmacology and toxicology, and related informatics tools and software. On November 10, 2003, Iconix filed a demand for arbitration against us. An arbitration panel was selected and hearings were scheduled in two phases to address the parties’ claims and counterclaims. The first hearing was held in October 2004 and the second hearing was scheduled for the first quarter of 2005. In the first phase of the hearing, Iconix alleged that we were obligated to make payments to it in the aggregate amount of $28.25 million and that the payments presently due to Iconix, discounted to a present day value, amount to $22.6 million. On December 10, 2004 an award was issued in the first phase. The arbitration panel considered and denied all first phase claims and concluded that we are not obligated to make any payments related to such claims to Iconix. On January 14, 2005, the parties reached a written agreement to settle all remaining claims raised in the arbitration. The settlement agreement had no material impact on our financial position or results of operations.

In addition to the matters described above, from time to time we have been involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on our financial position, results of operations, or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

Executive Officers of the Registrant

Our executive officers are as follows:

Paul A. Friedman, M.D., age 62, joined Incyte as the Chief Executive Officer and a Director in November 2001. Dr. Friedman also serves as our President. From 1998 until October 2001, Dr. Friedman served as President of DuPont Pharmaceuticals Research Laboratories, a wholly owned subsidiary of DuPont Pharmaceuticals Company (formerly The DuPont Merck Pharmaceutical Company), from 1994 to 1998 he served as President of Research and Development of The DuPont Merck Pharmaceutical Company, and from 1991 to 1994 he served as Senior Vice President at Merck Research Laboratories. Prior to his work at Merck and DuPont, Dr. Friedman was an Associate Professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a Diplomat of the American Board of Internal Medicine, Member of the American Society of Pharmacology and Experimental Therapeutics, Member of the American Society of Clinical Investigation and a Member of the American Society of Biological Chemists. He received his A.B. in Biology from Princeton University and his M.D. from Harvard Medical School. Dr. Friedman is also a director of Bausch & Lomb Incorporated.

David C. Hastings, age 43, has served as Executive Vice President and Chief Financial Officer since October 2003. From February 2000 to September 2003, Mr. Hastings served as Vice President, Chief Financial Officer, and Treasurer of ArQule, Inc. Prior to his employment with ArQule, Mr. Hastings was Vice President and Corporate Controller at Genzyme, Inc., where he was responsible for the management of the finance department. Prior to his employment with Genzyme, Mr. Hastings was the Director of Finance at Sepracor, Inc., where he was primarily responsible for Sepracor’s internal and external reporting. Mr. Hastings is a Certified Public Accountant and received his B.A. in Economics at the University of Vermont.

John A. Keller, Ph.D., age 40, has served as Executive Vice President and Chief Business Officer since September 2003. From January 2001 to September 2003, Dr. Keller served as Vice President, Business Development at GlaxoSmithKline. From February 1987 to January 2001, Dr. Keller held a range of positions at SmithKline Beckman and SmithKline Beecham, in areas encompassing discovery research, project management, R&D strategy, alliance management and business development. Dr. Keller received his B.A. from Johns Hopkins University and his Ph.D. in Microbiology from Rutgers University.

Brian W. Metcalf, Ph.D., age 59, has served as Executive Vice President and Chief Drug Discovery Scientist since February 2002. From March 2000 to February 2002, Dr. Metcalf served as Senior Vice President and Chief Scientific Officer of Kosan Biosciences Incorporated. From December 1983 to March 2000, Dr. Metcalf held a number of executive management positions with SmithKline Beecham, most recently as Senior Vice President, Discovery Chemistry and Platform Technologies. Prior to joining SmithKline Beecham, Dr. Metcalf held positions with Merrell Research Center from 1973 to 1983. Dr. Metcalf received his B.S. and Ph.D. in Organic Chemistry from the University of Western Australia. Dr. Metcalf is also a director of Argonaut Technologies, Inc.

Patricia A. Schreck, age 51, joined Incyte as Executive Vice President and General Counsel in December 2003. Prior to joining Incyte, Ms. Schreck was Chief Patent Counsel at Elan Drug Delivery, Inc. Previously, she served as General Counsel for Genomics Collaborative, Inc. and diaDexus, Inc. (a SmithKline Beecham & Incyte joint venture). From 1992 through 1998, Ms. Schreck held a variety of senior patent and corporate legal positions at SmithKline Beecham. Ms. Schreck holds a B.A. in Chemistry and Biology from the University of Colorado and a J.D. from Villanova University School of Law. Ms. Schreck is admitted to practice before the United States Patent bar.

Paula Swain, age 47, has served as Executive Vice President, Human Resources, of Incyte since August 2002 and joined the company as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol Meyers Squibb from October 2001 to January 2002, after they acquired DuPont Pharmaceuticals. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals Company. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock, par value $.001, is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “INCY.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on Nasdaq as reported in its consolidated transaction reporting system.

	High	Low
2003
First Quarter	$5.51	$2.70
Second Quarter	6.50	2.65
Third Quarter	6.37	3.31
Fourth Quarter	7.27	4.10

2004
First Quarter	$10.24	$6.77
Second Quarter	8.76	6.40
Third Quarter	9.91	5.40
Fourth Quarter	11.16	8.23

As of December 31, 2004, our Common Stock was held by 376 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Item 6.    Selected Consolidated Financial Data

Selected Consolidated Financial Data

(in thousands, except per share data)

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data(3):
Revenues	$14,146	$41,197	$95,473	$214,317	$194,167
Costs and expenses:
Research and development	88,271	111,404	145,308	203,465	192,556
Selling, general and administrative	20,551	29,370	45,148	61,949	64,201
Loss on sale of assets	—	—	313	5,777	—
Purchased in-process research and development	—	33,952	—	—	—
Other expenses(1)	54,177	15,823	37,331	130,372	—

Total costs and expenses	162,999	190,549	228,100	401,563	256,757
Loss from operations	(148,853)	(149,352)	(132,627)	(187,246)	(62,590)
Interest and other income (expense), net	3,563	(7,988)	9,417	23,357	41,735
Interest expense	(17,241)	(9,561)	(9,797)	(10,128)	(10,529)
Gain (loss) on certain derivative financial instruments	(454)	151	(1,782)	553	—
Gain (loss) on repurchase of convertible subordinated notes	(226)	706	1,937	2,386	3,137
Losses from joint venture	—	—	—	—	(1,283)

Loss from continuing operations before income taxes and accounting change	(163,211)	(166,044)	(132,852)	(171,078)	(29,530)
Provision for income taxes	453	342	945	930	205

Loss from continuing operations before accounting change	(163,664)	(166,386)	(133,797)	(172,008)	(29,735)
Loss from discontinued operation, net of tax	(1,153)	(77)	(3,088)	(13,506)	—
Cumulative effect of accounting change(2)	—	—	—	2,279	—

Net loss	$(164,817)	$(166,463)	$(136,885)	$(183,235)	$(29,735)

Basic and diluted per share data
Continuing operations	$(2.19)	$(2.33)	$(1.98)	$(2.60)	$(0.47)
Discontinued operation	(0.02)	—	(0.05)	(0.20)	—
Cumulative effect of accounting change	—	—	—	0.03	—

	$(2.21)	$(2.33)	$(2.03)	$(2.77)	$(0.47)

Number of shares used in computation of basic and diluted per share data	74,555	71,369	67,403	66,193	63,211

	December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities available-for-sale	$469,764	$293,807	$429,018	$507,903	$582,180
Working capital	449,832	268,937	394,854	510,063	571,583
Total assets	516,919	379,545	552,139	705,559	886,820
Convertible subordinated notes	378,766	167,786	172,036	179,248	187,814
Stockholders’ equity	78,517	154,333	302,410	440,203	622,694

(1)	2004 and 2003 charges relate to restructuring charges and impairment of a long-lived asset. 2002 charges relate to restructuring charges. 2001 charges include the following: $68.7 million—goodwill and intangibles impairment; $55.6 million—restructuring charges and $6.1 million—impairment of a long-lived asset. See Note 16 of Notes to Consolidated Financial Statements.
(2)	Reflects the adoption of SFAS 133 related to the recording of warrants held in other companies at fair value at the date of adoption.
(3)	In December 2004, we entered into an agreement to sell certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts, which transaction subsequently closed in January 2005. All fiscal years presented have been restated to present the operations of our Proteome facility as a discontinued operation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Overview

Incyte is focused on the discovery and development of novel, small molecule drugs to treat major medical conditions, including infection with human immunodeficiency virus, or HIV, inflammatory disorders, cancer and diabetes. We are using our expertise in medicinal chemistry, and molecular, cellular and in vivo biology to discover and develop novel drugs. Our most advanced product candidate, Reverset, is a nucleoside analog reverse transcriptase inhibitor, or NRTI, that is being developed as a once-a-day oral therapy for use in combination with other antiviral drugs for patients with HIV infections. Reverset is currently in Phase IIb clinical trials to treat patients infected with HIV.

In addition to our Reverset development program, we have several internal drug discovery programs underway. The most advanced of these programs is focused on developing antagonists to a key chemokine receptor involved in inflammation called CCR2. The lead candidate from this program has finished a Phase I trial and we currently plan to initiate Phase IIa clinical trials in the first half of 2005. We believe that CCR2 receptor antagonists may represent a new class of compounds to treat various inflammation-driven diseases, including rheumatoid arthritis, multiple sclerosis, diabetes, and atherosclerosis. Our next most-advanced internal program involves novel sheddase inhibitors that we believe may have application in the treatment of breast cancer and other tumor types. An investigational new drug application, or IND, for the lead sheddase inhibitor candidate was filed in December 2004 which is scheduled to begin Phase I clinical trials in March 2005. Earlier stage programs have generated other compounds with potential for applications in cancer, diabetes, inflammation and HIV.

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

Transition to Drug Discovery

We were founded and incorporated in Delaware in 1991. Until 2001, we devoted substantially all of our resources to the development, marketing and sales of genomic technologies and products to the biotechnology and pharmaceutical industries and research and academic institutions. We also licensed access to our gene and genomics-related intellectual property to our customers. However, in recent years, consolidation within the pharmaceutical and biotechnology sectors and a challenging economic environment led to reduced demand for research tools and services. This trend, together with the public availability of genomic information, significantly reduced the market for, and revenues from, our information products.

On February 2, 2004, we announced substantial changes in our information products operations, including the closure of our Palo Alto, California facility and the cessation of development of the information products developed at this facility. We recorded $42.1 million in restructuring charges in 2004, including charges related to the closure of our facilities, prior tenant improvements and equipment, a workforce reduction and other items. The restructuring charge originally included the present value of future lease obligations for two facilities. In the fourth quarter of 2004, we made a lease termination payment to satisfy our remaining lease obligation with respect to one of the facilities. The lease obligation for the second facility extends through March 2011. As a result of the long term nature of the remaining lease obligation, we will be recording a charge each period through the March 2011 termination date of the lease related to increases in the fair value of the lease obligations in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which total approximately $3.0 million at December 31, 2004. The cash impact in 2004 from restructuring related charges was $21.4 million.

In December 2004, based on declining estimated future cash flows associated with our gene and genomics-related intellectual property, we recorded a charge of $12.1 million to adjust the carrying value of previously capitalized costs associated with the preparation, prosecution and maintenance of our gene patent portfolio to its estimated fair market value. In December 2004, we also entered into an agreement to sell certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts, which transaction subsequently closed in January 2005. We expect that this sale will not have a material impact on our results of operations for the first quarter of 2005. The consolidated financial statements have been restated to present the operations of our Proteome facility as a discontinued operation.

Prior Restructurings

During 2002 and 2003 we reported charges of $37.3 million and $15.9 million, respectively, relating to restructuring programs and long-lived asset write-downs incurred in the fourth quarter of each year. In 2002, we announced plans to reduce our information business related expenditures, primarily in research and development, through a combination of spending reductions, workforce reductions and office consolidations. The expense reduction plan included elimination of approximately 37% of our workforce in Palo Alto, California, Beverly, Massachusetts, and Cambridge, England and consolidation of our office and research facilities in Palo Alto, California. As a result of these actions, we incurred a charge of $33.9 million during the fourth quarter of 2002. In 2003 and 2004, we recorded additional charges related to these restructurings of $3.7 million and $1.6 million, respectively, primarily relating to facilities lease expenses in excess of amounts originally estimated. In 2003, as a result of a restructuring decision made in the fourth quarter, we incurred an additional charge of $11.5 million. The restructuring plan included elimination of approximately 75 employees at our Palo Alto location and write-down of certain assets related to our genomic information product line.

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

The total purchase price was approximately $27.4 million, consisting of Incyte common stock and cash. The purchase price was allocated to assets and liabilities acquired and in-process research and development expense based on management’s estimates of the relative fair values of the acquired assets and liabilities. The purchase price was allocated as follows:

(in millions)
Current assets	$0.9
Current liabilities	(1.6)

Net tangible liabilities assumed	(0.7)
In-process research and development	28.1

Total purchase price	$27.4

Tangible assets acquired and liabilities assumed consist of cash of $0.5 million, prepaid expenses of $0.4 million, accounts payable of $0.8 million and accrued liabilities of $0.8 million. These amounts were allocated based on their fair value which approximated their respective carrying value. As noted above, approximately $28.1 million of the purchase price represented the estimated fair value of purchased of in-process research and development projects that at the time of acquisition had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to operating expense upon the acquisition date and was reflected in the statements of operations as a separate component of operating expense.

The value assigned to purchased in-process research and development was comprised of three compounds which were in stages ranging from discovery to preclinical phases as follows: Type II diabetes valued at $15.6 million; cancer valued at $6.9 million; and metabolic and other disorders valued at $5.6 million. The estimated fair values of these projects were determined by employment of a discounted cash flow model, using discount rates ranging from 20% to 40%. The discount rates used took into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process research and development projects that were valued. At the time of acquisition, the Maxia drug development platform was based on three components: chemistry, biology and an integrated drug discovery/development approach. Features of the chemistry component were novel, small, proprietary molecules. The biology component was based on leading scientific expertise in the nuclear receptor and signal transduction areas. The drug discovery platform was believed to provide an accelerated approach to novel drug discovery and development. Management has determined that each of these projects would require significant further development, including the receipt of marketing approval by the U.S. Food and Drug Administration or equivalent foreign agency, before they would be commercially available. The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology acquired and to obtain necessary regulatory approvals. The timing and estimated costs to complete these projects are difficult to predict due to their early stage of development. At December 31, 2004, significant further development of the Maxia compounds remains to be completed.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, we recorded a $2.9 million charge in 2003 related to restructuring costs for Maxia, which consisted of workforce reductions and consolidation of facilities. We recorded employee termination costs of approximately $0.8 million for 28 employee positions. The job eliminations were completed in July 2003. We also recorded restructuring costs related to lease payments for property that has been vacated and other costs of $2.0 million. In 2003 and 2004, we also recorded additional charges of $0.3 million and $1.6 million, respectively, relating to facilities lease expenses in excess of amounts originally estimated.

Pharmasset Collaborative Licensing Agreement

In September 2003, we entered into a collaborative licensing agreement with Pharmasset, Inc. (“Pharmasset”) to develop and commercialize Reverset. Under our agreement with Pharmasset, we paid Pharmasset an upfront payment of $6.3 million, which we recorded as a charge to purchased in-process research and development expense that is presented as a separate component of operating expenses. In addition to this one-time payment, we also agreed to pay Pharmasset certain future performance milestone payments and future royalties on net sales, in exchange for exclusive rights in the United States, Europe and certain other markets to develop, manufacture and market the drug. One of these milestones was met in the second quarter of 2004, resulting in $0.5 million of research and development expense. Pharmasset will retain marketing and commercialization rights in certain territories, including South America, Mexico, Africa, the Middle East and China.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition;

•	Research and development costs;

•	Valuation of long-lived assets;

•	Accounting for long-term investments; and

•	Restructuring charges.

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

Certain of our contractual arrangements with customers involve multiple deliverables or elements. Under these arrangements, the multiple elements generally consist only of access to our information databases, use of our intellectual property, and sales of our custom products and services. Revenues recognized from multiple element contracts are allocated to each element of the arrangement based on the fair values of the elements. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement.

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

In November 2002, the EITF issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 became effective for revenue arrangements we entered into after June 30, 2003.

Research and Development Costs.    In accordance with Statement of Financial Accounting Standards No. 2 (“SFAS 2”), Accounting for Research and Development Costs, it is our policy to expense research and development costs as incurred. We often contract with Clinical Research Organizations (“CRO”) to facilitate, coordinate and perform agreed upon research and development of a new drug. To ensure that research and development costs are expensed as incurred, we record monthly accruals for clinical trials and preclinical testing costs based on the work performed under the contract.

These CRO contracts typically call for payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones. In the event that we prepay CRO fees for future milestones, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed based on the percentage of completion method. Most professional fees, including project and clinical management, data management, monitoring, and medical writing fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date.

Our CRO contracts generally include pass through fees. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs including shipping and printing fees. Because these fees are incurred at various times during the contract term and they are used throughout the contract term, we record a monthly expense allocation to recognize the fees during the contract period. Fees incurred to set up the clinical trial are expensed during the setup period.

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

If our review of these factors indicates that an other-than-temporary decline in the fair value of the investee has occurred, we estimate the fair value of the investee. When the carrying value of our investments is materially greater than our pro-rata share of the estimated fair value of the investee, we record an impairment charge to reduce our carrying value. Impairment charges are recorded in the period when the related triggering condition becomes known to management. We use the best information available in performing our periodic evaluations; however, the information available may be limited. These evaluations involve significant management judgment, and the actual amounts realized for a specific investment may differ from the carrying value. For our available-for-sale investments in publicly-held investees, we monitor all unrealized losses to determine whether a decline in fair value below carrying value is other-than-temporary. Generally, when fair value is materially less than carrying value for six consecutive months, we consider the decline to be other-than-temporary. When we conclude that a decline is other-than-temporary, we adjust the carrying value of our long-term investments in publicly-held investees so that our carrying value per share is equal to the quoted market price per share. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional impairment charges.

Restructuring Charges.    The 2004 and 2003 restructuring charges have been recorded in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The restructuring charges resulting from the 2001 and 2002 restructuring programs have been recorded in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”) and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges (“SAB 100”). Restructuring costs resulting from the Maxia acquisition have been recorded in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The restructuring charges are comprised primarily of costs to exit facilities, reduce our workforce, write-off fixed assets, and pay for outside services incurred in the restructuring. The workforce reduction charge is determined based on the estimated severance and fringe benefit charge for identified employees. In calculating the cost to exit the facilities, we estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, the amount, if any, of sublease receipts and real estate broker fees. This requires us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we perform an assessment of the affected facilities and considered the current market conditions for each site. We also estimate our credit adjusted risk free interest rate in order to discount our projected lease payments in accordance with SFAS 146. Estimates are also used in our calculation of the estimated realizable value on equipment that is being held for sale. These estimates are formed based on recent history of sales of similar equipment and market conditions. Our assumptions on either the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of fixed assets held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded.

At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. We periodically evaluate current available information and adjust our restructuring reserve as necessary. We also make adjustments related to professional fees due to actual amounts being lower than originally estimated. During 2004, such adjustments were made for the Maxia acquisition and the 2001, 2002, and 2003 restructurings.

Results of Operations

We recorded net losses from continuing operations for the years ended December 31, 2004, 2003 and 2002 of $163.7 million, $166.4 million and $133.8 million, respectively. On a basic and diluted per share basis, net loss from continuing operations was $2.19, $2.33 and $1.98 for the years ended December 31, 2004, 2003 and 2002, respectively.

Revenues

($ in millions)	2004	2003	2002
Information products	$14.1	$41.2	$91.9
Custom genomics	—	—	3.6

Total net revenue	$14.1	$41.2	$95.5

Revenues were derived primarily from information products, which included licensing of our intellectual property, and custom genomics products. Information products include database subscriptions, licensing of our intellectual property, and partner programs and represented 100%, 100%, and 96% of total net revenues in 2004, 2003, and 2002, respectively. Custom genomics includes microarray-based gene expression products and services, genomic screening products and services, public domain clone products and related services, contract sequencing and SNP discovery services and represented 0%, 0%, and 4% of total net revenues in 2004, 2003, and 2002, respectively. We announced our exit from our custom genomics product line in the fourth quarter of 2001. The decrease in revenues in 2004 over 2003, and 2003 over 2002, reflects a softening in the market for genomic information; a reduction in research spending by pharmaceutical and biotechnology companies due in part to consolidations within these industries and their efforts to reduce spending; and the accompanying impact on renewals and the price of, and the length of contractual commitment for, our information products. In addition, our 2004 revenue was further impacted by our February 2004 restructuring.

For the years ended December 31, 2004, 2003, and 2002, revenues from companies considered to be related parties, as defined by FASB Statement No. 57, Related Party Disclosures (“SFAS 57”) were $1.1 million, $1.1 million, and $1.6 million. Our related parties consist of companies in which members of our Board of Directors have invested, either directly or indirectly, or in which a member of our Board of Directors is an officer or holds a seat on the board of directors (other than an Incyte-held Board seat).

Revenues received from agreements in which customers paid with equity or debt instruments in their company were $0 million, $0 million and $2.4 million in 2004, 2003, and 2002, respectively. Additionally, revenues received from agreements with customers in which we have an equity interest were $1.1 million, $0.8 million and $0.7 million in 2004, 2003 and 2002, respectively.

Revenues recognized from transactions in which there was originally a concurrent commitment to purchase goods or services from the other party to the transaction for the years ended December 31, 2004, 2003, and 2002 were $1.5 million, $3.5 million and $4.0 million, respectively. No new transactions in which we had a concurrent commitment to purchase goods or services from the other party to the transaction were entered into during the year ended December 31, 2004. Of commitments made in prior periods, we expensed $7.5 million, $10.8 million and $22.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.

The above transactions were recorded at fair value in accordance with our revenue and expense recognition policies.

We expect that revenues generated from information products, including licensing of gene and genomics-related intellectual property, will be substantially lower than those recognized in 2004 as we continue to focus on drug discovery and development programs.

Operating Expenses

Total costs and expenses for the years ended December 31, 2004, 2003, and 2002 were $163.0 million, $190.5 million and $228.1 million, respectively. In conjunction with the 2004 restructuring program, we recorded $39.0 million in restructuring and related charges in 2004, including charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment, a workforce reduction and other items. Also during 2004, we recorded charges of $3.1 million related primarily to a reduction in estimated sublease income for a facility closed in connection with our 2002 restructuring and a facility closed in connection with our acquisition of Maxia Pharmaceuticals, Inc. In December 2004, based on declining estimated future cash flows associated with our gene and genomics-related intellectual property, we recorded a charge of $12.1 million to adjust the carrying value of previously capitalized costs associated with the preparation, prosecution and maintenance of our gene patent portfolio to its estimated fair market value.

Research and development expenses

($ in millions)	2004	2003	2002
Salary and benefits related	$28.0	$45.8	$54.3
Collaboration and outside services	30.6	25.4	37.2
Occupancy and all other costs	29.7	40.2	53.8

Total research and development expenses	$88.3	$111.4	$145.3

We currently track research and development costs by natural expense line and not costs by project. These costs are exclusive of all charges related to the purchase of in-process research and development projects. The decrease in 2004 from 2003 and in 2003 from 2002 was primarily the result of expenses eliminated by the restructuring programs, partially offset by increased drug discovery and development expenses.

We expect that research and development expenditures related to drug discovery and development will increase during 2005 and subsequent years due to the continuation and expansion of clinical trials for our compounds, the initiation of trials for other potential indications and additional preclinical expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities. We expect there will be no further research and development expenditures related to our information business.

Many factors can affect the cost and timing of our trials, including inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

Selling, general and administrative expenses

($ in millions)	2004	2003	2002
Salary and benefits related	$8.9	$19.6	$29.9
Other contract services and outside costs	11.7	9.8	15.2

Total selling, general and administrative expenses	$20.6	$29.4	$45.1

The decrease in 2004 over 2003 was primarily the result of expenses eliminated through the restructuring programs, partially offset by legal expenses related to patent infringement litigation and arbitration, outside services related to transitioning our corporate headquarters functions from Palo Alto to Delaware and increased facility costs related to our Delaware site. Regardless of the outcome, we expect our ongoing patent litigation to result in future costs to us, which could be substantial. The decrease in 2003 over 2002 resulted primarily from expenses eliminated through the restructuring programs and decreased legal expenses, partially offset by additional administrative headcount and related costs incurred to support the growth of our drug discovery and development efforts. We expect our total selling, general and administrative expenses to decline in 2005 from 2004 due to the impact of our 2004 restructuring program, excluding the impact of adopting FASB Statement No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.

Loss on sale of assets.    Loss on sales of assets of $0.3 million for 2002 was due to routine disposition of assets in the normal course of business.

Purchased in-process research and development.    Purchased in-process research and development expenses for the year ended December 31, 2003 of $34.0 million consisted of $27.7 million for the acquisition of Maxia and $6.3 million related to a collaborative license agreement with Pharmasset.

Other expenses.    Other expenses for the years ended December 31, 2004, 2003 and 2002 were $54.2 million, $15.9 million, and $37.3 million, respectively, and represent charges recorded in connection with restructuring and long-lived asset impairments. In conjunction with the 2004 restructuring program, we recorded $39.0 million in restructuring and related charges in 2004, including $6.8 million in workforce reduction, $11.4 million in equipment and other asset write-offs, and $20.8 million of lease related and other costs. During 2004 we also recorded charges of $3.1 million related primarily to a reduction in estimated sublease income for a facility closed in connection with our 2002 restructuring and a facility closed in connection with our acquisition of Maxia Pharmaceuticals, Inc. In December 2004, based on declining estimated future cash flows associated with our gene and genomics-related intellectual property, we recorded a charge of $12.1 million to adjust the carrying value of previously capitalized costs associated with the preparation, prosecution and maintenance of our gene patent portfolio to its estimated fair market value.

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

Other income (expense)

Interest and Other Income (Expense), Net.    Interest and other income (expense), net, for the years ended December 31, 2004, 2003, and 2002, was $3.6 million, $(8.0) million and $9.4 million, respectively. The increase in 2004 from 2003 was primarily due to higher interest income associated with cash invested in connection with the issuance of $250 million of 3 1/2% convertible subordinated notes in the first quarter of 2004 and $83.3 million of net proceeds from a public offering of common stock in November 2004 offset by a $12.8 million decline in long-term investment impairment charges. The decrease in 2003 from 2002 was primarily due to $18.0 million of long-term investment impairment charges, a decrease in cash invested and lower interest rates in 2003, partially offset by a $0.8 million long-term investment gain in 2003 and interest and premium earned on the conversion of a note held in another company in 2002.

Interest Expense.    Interest expense for the years ended December 31, 2004, 2003, and 2002 was $17.2 million, $9.6 million and $9.8 million, respectively. The increase in 2004 from 2003 is related to additional interest expense incurred as a result of the issuance of $250 million of 3 1/2% convertible subordinated notes in the first quarter of 2004 partially offset by reduced interest expense associated with our repurchase of $38.4 million face value of our 5.5% convertible subordinated notes due 2007. The decrease in 2003 from 2002 was primarily due to the timing impact of the repurchase of $3.8 million and $6.7 million face value of our 5.5% convertible subordinated notes due 2007 in 2003 and 2002, respectively.

Gain (Loss) on Certain Derivative Financial Instruments.    Gain (loss) on certain derivative financial instruments for the years ended December 31, 2004, 2003, and 2002 of $(0.5) million, $0.2 million, and $(1.8) million, respectively, represents the change in fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”). Gain or loss on derivative financial instruments may fluctuate in any given period based upon current market conditions and is recognized during the period of change.

Gain (Loss) on Repurchase of Convertible Subordinated Notes.    In 2004, 2003, and 2002, we repurchased $38.4 million, $3.8 million and $6.7 million face value of our 5.5% convertible subordinated notes due 2007 on the open market, respectively. The repurchase resulted in a loss of $0.2 million for the year ended December 31, 2004 and gains of $0.7 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively.

Provision for Income Taxes.    Due to our net losses in 2004, 2003, and 2002, we had a minimal effective annual income tax rate. The provisions for income taxes for 2004, 2003, and 2002 are primarily attributable to foreign withholding taxes.

Loss from Discontinued Operation.    The losses from discontinued operation of $1.2 million, $0.1 million and $3.1 million in 2004, 2003, and 2002, respectively, represent the results of our Proteome facility based in Beverly, Massachusetts. In December 2004, we entered into an agreement to sell certain assets and liabilities related to our Proteome facility, which transaction subsequently closed in January 2005. We expect this sale will not have a material impact on our results of operations for the first quarter of 2005. The consolidated financial statements have been restated to present the operations of our Proteome facility as a discontinued operation for all periods presented. (see note 18 to the consolidated financial statements).

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2004 to December 31, 2004. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. We have investments in privately held companies that are in the pharmaceutical/biotechnology sector and are in the development or early stage. Some of these investments are considered to be VIEs. However, our interests in these VIE’s are not significant. We have evaluated our investments in these companies and have determined that upon the adoption of FIN 46, we were not the primary beneficiary of the VIE’s and, therefore, they were not required to be consolidated into our financial statements. Accordingly, there was no material impact on our results of operations, financial position or cash flows in 2004.

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”), which provides additional guidance for evaluating whether an investment is other-than-temporarily impaired and requires additional disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and

No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The guidance in EITF 03-1 for evaluating other-than-temporary impairments is effective for evaluations made in reporting periods beginning after June 15, 2004 and the disclosure requirements are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements 115 and 124. For all other investments within the scope of EITF 03-1, the disclosure requirements are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, under which the effective date for the measurement and recognition guidance of EITF 03-1 has been delayed pending further consideration of whether application guidance is necessary. We do not expect EITF 03-1 will have an impact on our financial position, results of operations, or cash flows.

On September 30, 2004, the EITF reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (“EITF 04-08”), which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. Contingently convertible debt instruments are financial instruments that include a contingent feature, such as when debt is convertible into common shares of the issuer only after the issuer’s common stock price has exceeded a predetermined threshold for a specified time period. EITF 04-08 provides that these debt instruments should be included in the earnings per share computation (if dilutive) regardless of whether the contingent feature has been met. The FASB ratified this consensus in October 2004, and the new rules are effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-08 had no impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the third quarter of 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. We are currently evaluating the requirements of SFAS No. 123R and expect that adoption of SFAS No. 123R will have a material impact on our consolidated financial position and consolidated results of operations. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not been determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See Stock-Based Compensation in note 1 to the consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2004, we had $469.8 million in cash, cash equivalents and marketable securities, compared to $293.8 million as of December 31, 2003. We have historically financed our operations primarily through the sale of equity securities, the issuance of convertible subordinated notes and cash received from our customers. We have classified all of our marketable securities as short-term, as we may choose not to hold our marketable securities until maturity. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $114.7 million, $118.3 million and $58.3 million for the years ended December 31, 2004, 2003, and 2002, respectively. The $3.6 million decrease was due primarily to a $42.6 million decline in cash used to fund operating expenses and a $6.3 million decline in cash used to purchase in-process research and development. These items were partially offset by a $24.6 million reduction in cash received from customer sales, a $12.8 million increase in cash used for restructuring and increased interest costs of $7.7 million.

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

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments. Capital expenditures for the years ended December 31, 2004, 2003, and 2002, were $1.4 million, $9.7 million and $11.9 million, respectively. Capital expenditures decreased in 2004 and 2003 due to reduced operational needs related to our information products activities, partially offset by increased spending in support of drug discovery and development efforts. Purchases of long-term investments were $0 million, $0 million and $5.0 million for the years ended December 31, 2004, 2003, and 2002, respectively. In 2003, we expended $5.7 million related to the acquisition of Maxia. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $294.2 million for the year ended December 31, 2004, while net cash used by financing activities was $1.2 million and $3.2 million for the years ended December 31, 2003 and 2002, respectively. During the first quarter of 2004, we issued a total of $250.0 million of 3 1/2% convertible subordinated notes due 2011 (the “3 1/2% Notes”), which resulted in net proceeds of approximately $242.5 million. During the third quarter of 2004, we repurchased $38.4 million face value of our 5.5% convertible subordinated notes on the open market. On November 5, 2004, we completed a public offering of 9 million shares of our authorized but unissued common stock at $9.75 per share pursuant to an effective shelf registration statement, resulting in net proceeds of $83.3 million after deducting the underwriting discounts, commissions and offering expenses. Cash proceeds from the issuance of common stock under our stock option and employee stock purchase plans in 2004 were $6.8 million. We repurchased $3.8 million face value of our 5.5% convertible subordinated notes on the open market for $3.1 million in 2003, offset by proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $2.0 million. In 2002 and 2003 we repurchased and retired an aggregate of 1,165,000 shares of common stock for an aggregate purchase price of $5.8 million. Net cash used by financing activities in 2002 was primarily due to amounts paid to repurchase shares of our common stock and to repurchase convertible subordinated notes, offset by proceeds received from the issuance of common stock under our stock option and employee stock purchase plans of $7.2 million.

The following summarizes our significant contractual obligations as of December 31, 2004 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1–3	Years 4–5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$378.1	$—	$128.1	$—	$250.0
Interest on convertible subordinated debt	74.5	15.8	28.1	17.5	13.1
Non-cancelable operating lease obligations:
Related to current operations	14.1	4.0	7.6	2.5	—
Related to vacated space	49.6	7.8	16.2	16.3	9.3

Total contractual obligations	$516.3	$27.6	$180.0	$36.3	$272.4

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.3 million (less than 1 year), $3.7 million (years 1 -3), $2.7 million (years 4-5), and $1.7 million (over 5 years); these scheduled payments are not reflected in the above table.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

At December 31, 2004, we have committed to purchase up to $5.0 million of equity in Genomic Health, Inc. (“Genomic Health”), at the election of Genomic Health, which election may be made by Genomic Health at any time on or after January 1, 2005, provided certain conditions are met. To date, Genomic Health has not made such an election.

Additional commitments related to Maxia and Pharmasset are also considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of December 31, 2004.

Under the terms of our collaborative licensing agreement with Pharmasset, we agreed to pay Pharmasset certain future performance milestone payments and future royalties on net sales; one of these milestones was met in the second quarter of 2004, resulting in $0.5 million of research and development expense.

We have entered into and intend to continue to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

We expect to use net cash in 2005 as we invest in our drug discovery and development programs; make payments related to our restructuring programs; and continue to seek access to technologies through investments, research and development and new alliances, license agreements and/or acquisitions.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary products, technologies and businesses; expenditures in connection with potential repayments of our 5.5% and 3 1/2% convertible subordinated notes due in 2007 and 2011, respectively; expenditures in connection with our drug discovery and development programs; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs, and in 2005, and will not represent a significant source of cash inflow for us.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed under Contractual Obligations.

FACTORS THAT MAY AFFECT RESULTS

RISKS RELATING TO OUR BUSINESS

We are at the early stage of our drug discovery and development efforts and we may be unsuccessful in our efforts.

We are in the early stage of building our drug discovery and development operations. Our ability to discover, develop, and commercialize pharmaceutical products will depend on our ability to:

•	hire and retain key scientific employees;

•	identify high quality therapeutic targets;

•	identify potential drug candidates;

•	develop products internally or license drug candidates from others;

•	identify and enroll suitable human subjects, either in the United States or abroad, for our clinical trials;

•	complete laboratory testing and clinical trials on humans;

•	obtain and maintain necessary intellectual property rights to our products;

•	obtain and maintain necessary regulatory approvals for our products, both in the United States and abroad;

•	enter into arrangements with third parties to provide services or to manufacture our products on our behalf, or develop efficient production facilities meeting all regulatory requirements;

•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions;

•	lease facilities at reasonable rates to support our growth; and

•	enter into arrangements with third parties to license and commercialize our products.

Of the compounds that we identify as potential drug products or that we in-license from other companies, only a few, at most, are statistically likely to lead to successful drug development programs. Significant research and development efforts will be necessary. We have limited experience with these activities and may not be successful in discovering, developing, or commercializing drug products. If we choose to outsource some of these activities, we may be unable to enter into outsourcing or licensing agreements on commercially reasonable terms, if at all. In addition, if we elect to manufacture our products in our own manufacturing facilities, we will require substantial additional capital resources to lease or build and maintain those facilities, including attracting and retaining qualified personnel to lease or build and operate our facilities.

Our efforts to discover and develop potential drug candidates may not lead to the discovery, development, commercialization or marketing of drug products.

We are currently engaged in a number of different approaches to discover and develop novel drug candidates. At the present time, we have two drug candidates, Reverset and our lead CCR2 antagonist, in Phase II and Phase I clinical trials, respectively, and we have filed an IND for our lead sheddase inhibitor. Our other internal drug discovery programs are focused on compounds with potential for applications in HIV, diabetes and cancer. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates.

The success of our drug discovery and development efforts may depend on our ability to find suitable collaborators to fully exploit our capabilities. If we are unable to establish collaborations or if these future collaborations are unsuccessful, our research and development efforts may be unsuccessful, which could adversely affect our results of operations and financial condition.

An important element of our business strategy will be to enter into collaborative or license arrangements with other parties under which we license our drug candidates to those parties for development and commercialization. We expect that while we may initially seek to conduct initial clinical trials on our drug candidates, we will need to seek collaborators for a number of our drug candidates, such as our chemokine receptor antagonists, because of the expense, effort and expertise required to continue additional clinical trials and further develop those drug candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug compounds that are desirable to other parties, or we may be unwilling to license a drug compound because the party interested in it is a competitor. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaborative agreements, we may not be able to develop and commercialize a drug product, which would adversely affect our business and our revenues.

In order for any of these collaboration or license arrangements to be successful, we must first identify potential collaborators or licensees whose capabilities complement and integrate well with ours. We may rely on these arrangements for not only financial resources, but also for expertise or economies of scale that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. However, it is likely that we will not be able to control the amount and timing of resources that our collaborators or licensees devote to our programs or potential products. If our collaborators or licensees prove difficult to work with, are less skilled than we originally expected or do not devote adequate resources to the program, the relationship will not be successful. If a business combination involving a collaborator or licensees and a third party were to occur, the effect could be to diminish, terminate or cause delays in development of a potential product.

We face significant competition for our drug discovery and development efforts, and if we do not compete effectively, our commercial opportunities will be reduced or eliminated.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our drug discovery and development efforts may target diseases and conditions that are already subject to existing therapies or that are being developed by our competitors, many of which have substantially greater resources, larger research and development staffs and facilities, more experience in completing preclinical testing and clinical trials in order to obtain regulatory approvals and formulation, marketing and manufacturing capabilities. As a result of these resources, our competitors may develop drug products that render our products obsolete or noncompetitive by developing more effective drugs or by developing their products more efficiently. Our ability to develop competitive products would be limited if our competitors succeeded in obtaining regulatory approvals for drug candidates more rapidly than we were able to or in obtaining patent protection or other intellectual property rights that limited our drug development efforts. Any drugs resulting from our research and development efforts, or from our joint efforts with collaborators or licensees, might not be able to compete successfully with our competitors’ existing and future products, or obtain regulatory approval in the United States or elsewhere.

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

If conflicts arise between our collaborators, licensees, or advisors and us, our collaborators, licensees, or advisors may act in their self-interest, which may adversely affect our business.

If conflicts arise between us and our collaborators or licensees, including Pharmasset, or our scientific advisors, the other party may act in its self-interest and not in the interest of our stockholders. Conflicts may arise with our collaborators or licensees if they pursue alternative technologies or develop alternative products either on their own or in collaboration with others as a means for developing treatments for the diseases that we have targeted. Competing products, either developed by these future collaborators or licensees or to which these future collaborators or licensees have rights, may result in their withdrawal of support for our product candidates.

Additionally, conflicts may arise if there is a dispute about the achievement and payment of a milestone amount or the ownership of intellectual property that is developed during the course of the relationship. Similarly, the parties to a collaboration or license agreement may disagree as to which party owns newly developed products. Should an agreement be terminated as a result of a dispute and before we have realized the benefits of the collaboration or license, our reputation could be harmed and we may not obtain revenues that we anticipated receiving.

If we fail to enter into additional in-licensing agreements or if these arrangements are unsuccessful, our business and operations might be adversely affected.

In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization, we intend to continue to explore opportunities to develop our clinical pipeline by in-licensing drug compounds that fit within our expertise and research and development capabilities. We may be unable to enter into any additional in-licensing agreements because suitable product candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same product candidates. Product candidates that we would like to develop may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug compound or candidate to us. We may also need to license drug delivery or other technology in order to continue to develop our drug candidate pipeline. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected.

We have limited expertise with and capacity to conduct preclinical testing and clinical trials, and our resulting dependence on other parties could result in delays in and additional costs for our drug development efforts.

We have only limited experience with clinical trials, formulation, manufacturing and commercialization of drug products. We also have limited internal resources and capacity to perform preclinical testing and clinical trials. As a result, we intend to hire CROs to perform preclinical testing and clinical trials for drug candidates that we choose to develop without a collaborator. If the CROs that we hire to perform our preclinical testing and clinical trials or our collaborators or licensees do not meet deadlines, do not follow proper procedures, or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may be delayed or may be terminated. If we were forced to find a replacement entity to perform any of our preclinical testing or clinical trials, we may not be able to find a suitable entity on favorable terms, or at all. Even if we were able to find another company to perform a preclinical test or clinical trial, the delay in the test or trial may result in significant expenditures. Events such as these may result in delays in our obtaining regulatory approval for our drug candidates or our ability to commercialize our products and could result in increased expenditures that would adversely affect our operating results.

In addition, for some of our drug candidates, we plan to contract with collaborators or licensees to advance those candidates through later-stage, more expensive clinical trials, rather than invest our own resources to perform these trials. Depending on the terms of our agreements with these collaborators or licensees, we may not have any control over the conduct of these clinical trials, and in any event we would be subject to the risks associated with depending on collaborators or licensees to develop these drug candidates.

If we are unable to obtain regulatory approval to develop and market products in the United States and foreign jurisdictions, we will not be permitted to manufacture or commercialize products resulting from our research.

In order to manufacture and commercialize drug products in the United States, our drug candidates will have to obtain regulatory approval from the Food and Drug Administration, or the FDA. Satisfaction of regulatory requirements typically takes many years. To obtain regulatory approval, we must first show that our drug products are safe and effective for target indications through preclinical testing (animal testing) and clinical trials (human testing). Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether the FDA will allow us to undertake clinical trials of any potential drug products in addition to Reverset and our lead compound from our CCR2 antagonist program and our lead sheddase inhibitor compound.

Completion of clinical trials may take several years and failure may occur at any stage of testing. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. Interim results of a preclinical test or clinical trial do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. For example, a drug candidate that is successful at the preclinical level may cause harmful or dangerous side effects when tested at the clinical level. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

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

Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop. At the present time, we have two drug candidates, Reverset and our lead CCR2 antagonist, in Phase II and Phase I clinical trials, respectively, and we have filed an IND for our lead sheddase inhibitor. Our other drug candidates are still undergoing preclinical testing. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks associated with the FDA approval process described above and may also include additional risks.

Our reliance on other parties to manufacture our drug candidates could result in a short supply of the drugs, delays in development, increased costs and withdrawal or denial of the regulatory authority’s approval.

The FDA requires that drug products be manufactured according to its current Good Manufacturing Practices, or cGMP, regulations and a limited number of manufacturers comply with these requirements. If the other parties that we choose to manufacture our drug products are not compliant with cGMP, the FDA may not approve our application to manufacture our drug products. We may not be able to arrange for our products to be manufactured by one of these parties on reasonable terms, if at all. Failure to comply with cGMP in the manufacture of our products could result in the FDA withdrawing or denying regulatory approval of our drug product or other enforcement actions.

We may not be able to obtain sufficient quantities of our new drug products if the manufacturers do not have the capacity or capability to manufacture our products according to our schedule and specifications. Also, raw materials that may be required to manufacture any products we develop may only be available from a limited number of suppliers. If we have promised delivery of a new product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs would be delayed, and we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity. This expense would adversely affect our operating results. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The manufacturers we choose may not perform as agreed or may terminate their agreements with us.

We may incur additional expense in order to market our drug products.

We do not have experience marketing drug products. If the FDA approves one of our drug products to go to market, we would have to employ additional personnel or engage another party to market our drug products, which would be an additional expense to us.

We might not be able to commercialize our drug candidates successfully, and we may spend significant time and money attempting to do so.

Reverset and our lead CCR2 antagonist are our only two drug candidates in clinical trials and we have filed an IND for our lead sheddase inhibitor. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition. Even if Reverset, or another drug candidate that we develop, receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur. At this point, the regulatory agencies may require additional clinical trials or testing. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive and third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. Actions of governmental authorities and other groups could result in lower prices for certain drugs, including drugs that address HIV infection. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

Our ability to generate revenues will be diminished if we are unable to obtain acceptable prices or an adequate level of reimbursement from payors of healthcare costs.

The continuing efforts of government and insurance companies, health maintenance organizations, or HMOs, and other payors of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative or license partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of these proposals could reduce the price that we or any of our collaborators or licensees receive for any products in the future.

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

We are highly dependent on the principal members of our management, operations and scientific staff. We experience intense competition for qualified personnel. Our future success also depends in part on the continued service of our executive management team, key scientific and management personnel and our ability to recruit, train and retain essential scientific personnel for our drug discovery and development programs, including those who will be responsible for overseeing our preclinical testing and clinical trials as well as for the establishment of collaborations with other companies. If we lose the services of any of these people, our research and product development goals, including the identification and establishment of key collaborations, operations and marketing efforts could be delayed or curtailed. We do not maintain “key person” insurance on any of our employees.

We may encounter difficulties in integrating companies we acquire, which may harm our operations and financial results.

As part of our business strategy, we have in the past and may in the future acquire assets, technologies, compounds and businesses. Our past acquisitions, such as the acquisition of Maxia Pharmaceuticals, Inc. have involved, and our future acquisitions may involve, risks such as the following:

•	we may be exposed to unknown liabilities of acquired companies;

•	our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;

•	we may experience difficulty and expense in assimilating the operations and personnel of the acquired businesses, disrupting our business and diverting our management’s time and attention;

•	we may be unable to integrate or complete the development and application of acquired technology, compounds or drug candidates;

•	we may experience difficulties in establishing and maintaining uniform standards, controls, procedures and policies;

•	our relationships with key customers, suppliers, or collaborative or license partners of acquired businesses may be impaired, due to changes in management and ownership of the acquired businesses;

•	we may be unable to retain key employees of the acquired businesses;

•	we may incur amortization or impairment expenses if an acquisition results in significant goodwill or other intangible assets; or

•	our stockholders may be diluted if we pay for the acquisition with equity securities.

In addition, if we acquire additional businesses that are not located near our new headquarters, we may experience more difficulty integrating and managing the acquired businesses’ operations.

If product liability lawsuits are brought against us, we could face substantial liabilities and may be required to limit commercialization of our products and our results of operations could be harmed.

The clinical trials and marketing of medical products that are intended for human use entails an inherent risk of product liability. If any product that we or any of our collaborators or licensees develops causes or is alleged to cause injury or is found to be unsuitable during clinical trials, manufacturing or sale, we may be held liable. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities, including substantial damages to be paid to the victims and legal costs, or we may be required to limit commercialization of our products. Although we currently carry a product liability insurance policy that provides coverage for liabilities arising from our clinical trials, it may not fully cover our potential liabilities. In addition, we may determine that we should increase our coverage upon the undertaking of new clinical trials, and this insurance may be prohibitively expensive to us or our collaborators or licensees and may not fully cover our potential liabilities. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with our collaborators. Additionally, any product liability lawsuit could cause injury to our reputation, recall of products, participants to withdraw from clinical trials, and potential collaborators or licensees to seek other partners, any of which could impact our results of operations.

Because our activities involve the use of hazardous materials, we may be subject to claims relating to improper handling, storage or disposal of these materials that could be time consuming and costly.

We are subject to various environmental, health and safety laws and regulations governing, among other things, the use, handling, storage and disposal of regulated substances and the health and safety of our employees. Our research and development processes involve the controlled use of hazardous and radioactive materials and biological waste resulting in the production of hazardous waste products. We cannot completely eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. If any injury or contamination results from our use or the use by our collaborators or licensees of these materials, we may be sued and our liability may exceed our insurance coverage and our total assets. Further, we may be required to indemnify our collaborators or licensees against all damages and other liabilities arising out of our development activities or products produced in connection with these collaborations or licenses. Compliance with the applicable environmental and workplace laws and regulations is expensive. Future changes to environmental, health, workplace and safety laws could cause us to incur additional expense or may restrict our operations or impair our research, development and production efforts.

RISKS RELATING TO OUR FINANCIAL RESULTS

We expect to incur losses in the future and we may not achieve or maintain profitability in the future.

We had net losses from inception in 1991 through 1996 and in 1999 through 2004. Because of those losses, we had an accumulated deficit of $736.3 million as of December 31, 2004. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2005 and in future periods as well.

We anticipate that our drug discovery and development efforts will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can sell, or license to a third party, a drug product. The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated revenues and we cannot assure you that we will generate revenues from the drug candidates that we license or develop for several years, if ever. We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we were successful in obtaining regulatory approvals for manufacturing and commercializing Reverset, our leading drug candidate, or another drug, we expect that we will continue to incur losses if our drug products do not generate significant revenues. If we achieve profitability we may not be able to sustain or increase profitability.

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

Future milestone and royalty payments from our gene and genomics-related intellectual property may not contribute significantly to revenues for several years, and may never result in revenues.

Part of our strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

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

The market values of many of these investments can fluctuate significantly. We evaluate our long-term investments for impairment of their value on a quarterly basis. The volatility of the equity markets and the uncertainty of the biotechnology industry may result in fluctuations in the value of our investments in public companies. The value of our investments in private companies can fluctuate significantly. In past periods, market conditions have caused us to write-down the value of our private company investments, sometimes substantially, and market conditions may cause us to write down additional amounts. In addition, we have in the past written down the value of our debt investments in companies experiencing financial difficulties. Impairment could result in future charges to our earnings. Decreases in the value of our strategic investments may cause our losses to increase. As of December 31, 2004, the total aggregate value of our long-term investments was $11.4 million. We incurred charges related to write-downs in the valuation of long-term investments of $5.2 million during the year ended December 31, 2004.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of December 31, 2004, we had total consolidated debt of $378.8 million and stockholders’ equity of $78.5 million. The indentures pursuant to which our outstanding convertible subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing for working capital, capital and research and development expenditures, and general corporate purposes;

•	requiring the dedication of a substantial portion of our expected cash flow or our existing cash to service our indebtedness, thereby reducing the amount of our cash available for other purposes, including working capital, capital expenditures and research and development expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

•	placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible subordinated notes. As of December 31, 2004, $128.1 million aggregate principal amount of our 5.5% convertible subordinated notes due 2007 were outstanding. Our annual interest payments for the 5.5% notes through 2006, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $7.0 million, and an additional $3.5 million in interest is payable in 2007. In February and March 2004, we issued $250 million aggregate principal amount of our 3 1/2% convertible subordinated notes due 2011. Our annual interest payments for the 3 1/2% notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011. We intend to fulfill our debt service obligations from our existing cash and marketable securities. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

If we are subject to additional arbitration, litigation and infringement claims, they could be costly and disrupt our drug discovery and development efforts.

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

From time to time we may receive notices from third parties alleging patent, trademark, or copyright infringement, claims regarding trade secrets or other contract claims. Receipt of these notices could result in significant costs as a result of the diversion of the attention of management from our drug discovery and development efforts. Except for Invitrogen, no third party has a current filed patent lawsuit or arbitration against us. If a successful claim were brought against us, we would have to attempt to license the technology from the claimant or to spend time and money to design around the technology. Any such license of the technology may not be available at reasonable terms, or at all.

We may, however, be involved in future lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights or contract violations. In addition, litigation or other legal proceedings may be necessary to:

•	assert claims of infringement;

•	enforce our patents or trademarks;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. An adverse determination may subject us to significant liabilities or require us or our collaborators or licensees to seek licenses to other parties’ patents or proprietary rights. We or our collaborators or licensees may also be restricted or prevented from manufacturing or selling a drug product that we develop. Further, we or our future collaborators or licensees may not be able to obtain any necessary licenses on acceptable terms, if at all.

We may be unable to adequately protect or enforce our proprietary information, which may result in its unauthorized use, a loss of revenue under a collaboration agreement or loss of sales to generic versions of our products or otherwise reduce our ability to compete.

Our business and competitive position depend in part upon our ability to protect our proprietary technology, including any drug products that we create. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. For example, one of our collaborators may disclose proprietary information pertaining to our drug discovery efforts. Any patents issued in connection with our drug discovery efforts may not be broad enough to protect all of the potential uses of the product.

Additionally, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a drug compound in-licensed to us, the protection of the intellectual property rights may not be in our hands. In the case of Reverset, we do not control the intellectual property rights in-licensed to us with respect to the compound and therefore may be unable to protect those rights. If the entity that controls the intellectual property rights related to Reverset does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize Reverset.

Our means of protecting our proprietary rights may not be adequate, and our competitors may:

•	independently develop substantially equivalent proprietary information, products and techniques;

•	otherwise gain access to our proprietary information; or

•	design around patents issued to us or our other intellectual property.

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

The value of our patents depends in part on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that we obtain and may decrease the revenues we derive from our patents. The United States patent laws were amended in 1995 to change the term of patent protection from 17 years from patent issuance to 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology applications may be more than three years depending on the subject matter, a 20-year patent term from the filing date may result in substantially shorter patent protection. Also, we may need to refile some of our applications filed before 1995 that claim large numbers of genes or other additional subject matter and, in these situations, the patent term will be measured from the date of the earliest priority application. This would shorten our period of patent exclusivity and may decrease the revenues that we might derive from the patents.

International patent protection is particularly uncertain and costly, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.

Biotechnology and pharmaceutical patent law outside the United States is even more uncertain and costly than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our investments in short-term marketable securities. Our investment policy calls for investment in short term, low risk, investment-grade instruments. As of December 31, 2004, cash, cash equivalents and marketable securities were $469.8 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2004, the decline in fair value would not be material.

We are exposed to valuation risks related to our portfolio of long-term investments. These investments are primarily in small capitalization stocks of privately-held companies in the pharmaceutical/biotechnology industry sector and are primarily in companies with which we have research and development, licensing or other collaborative agreements. As of December 31, 2004, long-term investments were $11.4 million.

We are exposed to foreign exchange rate fluctuations as the financial results of our foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. All of our revenues are denominated in U.S. dollars. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of December 31, 2004, the impact to our financial position or results of operations would not be material.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Incyte Corporation

We have audited the accompanying consolidated balance sheets of Incyte Corporation, as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Corporation, at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Incyte Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 18, 2005

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$132,180	$29,698
Marketable securities—available-for-sale	337,584	264,109
Accounts receivable, net(1)	2,143	5,228
Prepaid expenses and other current assets	7,142	11,288
Assets of discontinued operation	2,264	604

Total current assets	481,313	310,927
Property and equipment, net	9,959	27,193
Long-term investments(2)	11,427	16,196
Intangible and other assets, net(3)	14,220	23,109
Assets of discontinued operation	—	2,120

Total assets	$516,919	$379,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,321	$6,450
Accrued compensation	7,876	12,402
Interest payable	6,217	3,816
Accrued and other current liabilities(4)	4,838	4,321
Deferred revenue	1,807	4,534
Accrued restructuring and acquisition costs	5,873	8,600
Liabilities of discontinued operation	2,549	1,867

Total current liabilities	31,481	41,990
Convertible subordinated notes	378,766	167,786
Other liabilities	28,155	15,436

Total liabilities	438,402	225,212

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2004 and 2003	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 83,022,414 and 72,544,903 shares issued and outstanding as of December 31, 2004 and 2003, respectively	83	73
Additional paid-in capital	817,150	726,962
Deferred stock-based compensation	(186)	(649)
Accumulated other comprehensive loss	(2,226)	(566)
Accumulated deficit	(736,304)	(571,487)

Total stockholders’ equity	78,517	154,333

Total liabilities and stockholders’ equity	$516,919	$379,545

(1)	Includes receivables from companies considered related parties under SFAS 57 of $0.0 million and $0.3 million as of December 31, 2004 and 2003, respectively.
(2)	Includes investments in companies considered related parties under SFAS 57 of $11.3 million and $14.7 million as of December 31, 2004 and 2003, respectively.
(3)	Includes loans to executive officers, net of amortization, of $0.1 million and $0.2 million as of December 31, 2004 and 2003, respectively. See Note 7.
(4)	Includes accruals of payments to companies considered related parties under SFAS 57 of $0.2 million and $0.0 million as of December 31, 2004 and 2003, respectively.

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues(1)	$14,146	$41,197	$95,473
Costs and expenses:
Research and development(2)	88,271	111,404	145,308
Selling, general and administrative(3)	20,551	29,370	45,148
Purchased in-process research and development	—	33,952	—
Loss on sale of assets	—	—	313
Other expenses(4)	54,177	15,823	37,331

Total costs and expenses	162,999	190,549	228,100

Loss from operations	(148,853)	(149,352)	(132,627)
Interest and other income (expense), net(5)	3,563	(7,988)	9,417
Interest expense	(17,241)	(9,561)	(9,797)
Gain (loss) on certain derivative financial instruments	(454)	151	(1,782)
Gain (loss) on repurchase of convertible subordinated notes	(226)	706	1,937

Loss from continuing operations before income taxes	(163,211)	(166,044)	(132,852)
Provision for income taxes	453	342	945

Loss from continuing operations	(163,664)	(166,386)	(133,797)
Loss from discontinued operation, net of tax	(1,153)	(77)	(3,088)

Net loss	$(164,817)	$(166,463)	$(136,885)

Basic and diluted per share data:
Continuing operations	$(2.19)	$(2.33)	$(1.98)
Discontinued operation	(0.02)	—	(0.05)

	$(2.21)	$(2.33)	$(2.03)

Shares used in computing basic and diluted net loss per share	74,555	71,369	67,403

(1)	Includes revenues from transactions with companies considered related parties under SFAS 57 of $1.1 million, $1.1 million, and $1.6 million for the years ended December 31, 2004, 2003, and 2002, respectively.
(2)	Includes expenses from transactions with companies considered related parties under SFAS 57 of $0.3 million, $2.1 million, and $11.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.
(3)	Includes stock-based compensation charges of $0.5 million, $1.6 million, and $4.1 million in 2004, 2003, and 2002, respectively, and compensation expense related to loans to executive officers of $0.1 million, $0.2 million, and $0.4 million in 2004, 2003, and 2002, respectively.
(4)	2004 and 2003 charges related to restructuring charges and impairment of a long-lived asset. 2002 charges relate to restructuring charges.
(5)	Includes losses on long-term investments in companies considered related parties under SFAS 57 of $4.4 million and $14.4 million for the years ended December 31, 2004 and 2003, respectively, and a gain on long-term investments of $1.5 million for the year ended December 31, 2002.

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Net loss	$(164,817)	$(166,463)	$(136,885)
Other comprehensive loss:
Unrealized losses on marketable securities	(1,022)	(3,660)	(7,666)
Reclassification adjustment for realized gains (losses) on marketable securities	(709)	722	1,373
Foreign currency translation adjustment	71	(82)	(243)

Other comprehensive loss	(1,660)	(3,020)	(6,536)

Comprehensive loss	$(166,477)	$(169,483)	$(143,421)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2001	$67	$707,412	$(8,127)	$8,990	$(268,139)	$440,203
Issuance of 1,133,045 shares of Common Stock upon exercise of stock options and 433,969 shares of Common Stock under the ESPP	1	7,181	—	—	—	7,182
Other	—	72	—	—	—	72
Adjustment of deferred compensation for terminated employees	—	(1,180)	1,180	—	—	—
Amortization of deferred compensation	—	—	3,697	—	—	3,697
Stock compensation expense	—	400	—	—	—	400
Repurchase of 1,135,000 shares of Common Stock	(1)	(5,722)	—	—	—	(5,723)
Other comprehensive loss	—	—	—	(6,536)	—	(6,536)
Net loss	—	—	—	—	(136,885)	(136,885)

Balances at December 31, 2002	67	708,163	(3,250)	2,454	(405,024)	302,410
Issuance of 386,759 shares of Common Stock upon exercise of stock options and 534,459 shares of Common Stock under the ESPP	1	1,996	—	—	—	1,997
Issuance of 4,476,092 shares of Common Stock upon acquisition of Maxia Pharmaceuticals, Inc.	5	17,498	—	—	—	17,503
Adjustment of deferred compensation for terminated employees	—	(590)	973	—	—	383
Amortization of deferred compensation	—	—	1,628	—	—	1,628
Repurchase of 30,000 shares of Common Stock	—	(105)	—	—	—	(105)
Other comprehensive loss	—	—	—	(3,020)	—	(3,020)
Net loss	—	—	—	—	(166,463)	(166,463)

Balances at December 31, 2003	73	726,962	(649)	(566)	(571,487)	154,333
Issuance of 987,911 shares of Common Stock upon exercise of stock options and 448,861 shares of Common Stock under the ESPP	1	6,830	—	—	—	6,831
Issuance of 9,000,000 shares of Common Stock, net of offering costs.	9	83,310	—	—	—	83,319
Stock compensation expense	—	48	—	—	—	48
Amortization of deferred compensation	—	—	463	—	—	463
Other comprehensive loss	—	—	—	(1,660)	—	(1,660)
Net loss	—	—	—	—	(164,817)	(164,817)

Balances at December 31, 2004	$83	$817,150	$(186)	$(2,226)	$(736,304)	$78,517

See accompanying notes

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(164,817)	$(166,463)	$(136,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	1,153	77	3,088
Non-cash restructuring charges and impairment of long-lived assets	32,825	7,309	16,720
Non-cash purchased in-process research and development	—	27,702	—
Depreciation and amortization	13,913	16,895	22,108
Stock-based compensation	463	1,628	4,097
Loss (gain) on repurchase of convertible subordinated notes	226	(706)	(1,937)
Compensation expense on executive loans	75	245	350
Loss (gain) on derivative financial instruments, net	454	(151)	1,782
Impairment of long-term investments	5,247	17,964	9,734
Realized gain on long-term investments, net	(123)	(1,265)	(1,187)
Loss on sale of assets	—	—	313
Debt instruments and equity received in exchange for goods or services provided	—	—	(2,688)
Changes in operating assets and liabilities:
Accounts receivable	3,085	2,553	45,345
Prepaid expenses and other assets	513	(2,426)	(10,093)
Accounts payable	(4,151)	(3,392)	2,038
Accrued and other liabilities	(404)	(13,851)	4,051
Deferred revenue	(2,728)	(4,689)	(12,192)

Net cash used in continuing operating activities	(114,269)	(118,570)	(55,356)

Net cash provided (used) in discontinued activities	(398)	238	(2,910)

Net cash used in operating activities	(114,667)	(118,332)	(58,266)

Cash flows from investing activities:
Capital expenditures	(1,391)	(9,738)	(11,890)
Purchase of long-term investments	—	—	(5,000)
Proceeds from the sale of long-term investments	123	2,647	2,637
Proceeds from the sale of equipment	1,628	—	—
Acquisition of Maxia Pharmaceuticals, Inc. (net of cash acquired)	—	(5,725)	—
Purchases of marketable securities	(830,494)	(575,483)	(749,352)
Sales of marketable securities	378,911	457,412	534,009
Maturities of marketable securities	374,151	257,238	271,974
Loans to executive officers	—	—	(1,150)
Investing activities of discontinued operations	(88)	—	—

Net cash provided by (used in) investing activities	(77,160)	126,351	41,228

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	6,831	1,997	7,182
Repurchase of common stock	—	(105)	(5,723)
Repurchase of convertible subordinated notes	(38,412)	(3,059)	(4,690)
Net proceeds from issuance of convertible subordinated notes	242,500	—	—
Net proceeds from issuance of common stock	83,319	—	—
Other	—	—	72

Net cash provided by (used in) financing activities	294,238	(1,167)	(3,159)

Effect of exchange rate on cash and cash equivalents	71	(82)	(243)

Net increase (decrease) in cash and cash equivalents	102,482	6,770	(20,440)
Cash and cash equivalents at beginning of period	29,698	22,928	43,368

Cash and cash equivalents at end of period	$132,180	$29,698	$22,928

Supplemental Schedule of Cash Flow Information
Interest paid	$13,554	$9,262	$9,564

Taxes paid	$175	$936	$1,000

Supplemental Disclosure of Non-Cash Activity:
Reversal of deferred compensation	$—	$(973)	$(1,180)

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

We were founded and incorporated in Delaware in 1991. Until 2001, we devoted substantially all of our resources to the development, marketing and sales of genomic technologies and products to the biotechnology and pharmaceutical industries and research and academic institutions. We also licensed access to our gene and genomics-related intellectual property to our customers. However, in recent years, consolidation within the pharmaceutical and biotechnology sectors and a challenging economic environment led to reduced demand for research tools and services. This trend, together with the public availability of genomic information, significantly reduced the market for, and revenues from, our information products.

On February 2, 2004, we announced substantial changes in our information products operations, including the closure of our Palo Alto, California facility and the cessation of development of the information products developed at this facility. In December 2004, we also entered into an agreement to sell certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts (“Proteome”), which transaction subsequently closed in January 2005. We expect that this sale will not have a material impact on our results of operations for the first quarter of 2005. The consolidated financial statements have been restated to present Proteome as a discontinued operation.

Principles of Consolidation.    The consolidated financial statements include the accounts of Incyte Corporation and our wholly owned subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Reclassifications.    Certain amounts reported in previous years have been reclassified to conform to the 2004 financial statement presentation.

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our long-term investments represent equity investments in a number of companies whose businesses may be complementary to our business. We routinely evaluate the long-term investments for impairment and such evaluations require significant management judgment. We record an investment impairment charge when we believe that the investment has experienced a decline in value that is other than temporary. The determination of whether an impairment is other than temporary consists of a review of qualitative and quantitative factors by members of senior management. Generally, declines that persist for six months or more are considered other than temporary. We use the best information available in these assessments; however, the information available may be limited. These determinations involve significant management judgment, and actual amounts realized for any specific investment may differ from the recorded values. Future adverse changes in market conditions, poor operating results of underlying investments, or company valuations being lowered due to future financing or other specific activity within such company, could result in additional impairment charges. The activity on these investments, in any given quarter, may result in gains or losses on sales or impairment charges. For the years ended December 31, 2004, 2003, and 2002, we recognized impairment charges related to long-term investments of $5.2 million, $18.0 million, and $9.7 million, respectively. (See note 6)

Cash and Cash Equivalents.    Cash and cash equivalents are held in U.S. banks or in custodial accounts with U.S., U.K. and Japan banks. Cash equivalents are defined as all liquid investments with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk.

Marketable Securities—Available-for-Sale.    All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in “Interest and other income (expense), net.” The cost of securities sold is based on the specific identification method.

Accounts Receivable.    Accounts receivable as of December 31, 2004 and 2003 were net of an allowance for doubtful accounts of $0.3 million and $0.6 million, respectively.

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

Valuation of Long-Lived Assets.    Long-lived assets, including certain identifiable intangible assets and goodwill, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable such as a significant industry downturn or a significant decline in our market value. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of impairment charges for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of such assets. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

If our review of these factors indicates that an other-than-temporary decline in the fair value of the investee has occurred, we estimate the fair value of the investee. When the carrying value of our investments is materially greater than our pro-rata share of the estimated fair value of the investee, we record an impairment charge to reduce our carrying value. Impairment charges are recorded in the period when the related triggering condition becomes known to management. We use the best information available in performing our periodic evaluations; however, the information available may be limited. These evaluations involve significant management judgment, and the actual amounts realized for a specific investment may differ from the carrying value. For our available-for-sale investments in publicly-held investees, we monitor all unrealized losses to determine whether a decline in fair value below carrying value is other-than-temporary. Generally, when fair value is materially less than carrying value for six consecutive months, we consider the decline to be other-than-temporary. When we conclude that a decline is other-than-temporary, we adjust the carrying value of our long-term investments in publicly-held investees so that our carrying value per share is equal to the quoted market price per share. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional impairment charges.

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

Intangible and Other Assets.    Costs of patents, patent applications and patent defense are capitalized and amortized on a straight-line basis over their estimated useful lives of approximately five years in accordance with the provisions of Accounting Principles Board Opinion No. 17, Intangible Assets (“APB 17”). Capitalized software costs, which consist of software development costs incurred in developing certain products once the technological feasibility of the products has been determined, are recorded in accordance with FASB Statement

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”), and are amortized on a straight-line basis over the estimated useful life of three years.

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

Accumulated Other Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2004	2003
	(in thousands)
Unrealized gains (losses) on marketable securities	$(1,260)	$471
Cumulative translation adjustment	(966)	(1,037)

	$(2,226)	$(566)

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

Certain of our contractual arrangements with customers involve multiple deliverables or elements. Under these arrangements, the multiple elements generally consist only of access to our information databases, use of our intellectual property, and sales of our custom products and services. Revenues recognized from multiple element contracts are allocated to each element of the arrangement based on the fair values of the elements. The determination of fair value of each element is based on objective evidence from historical sales of the individual element by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 became effective for revenue arrangements we entered into after June 30, 2003. The application of EITF 00-21 did not have a material impact on our revenue arrangements for the years ended December 31, 2004 and 2003.

Revenues received from agreements in which customers paid with equity securities in their company were $0 million, $0 million and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, revenues received from agreements with customers in which we have an equity interest were $1.1 million, $0.8 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Revenues recognized from transactions in which there was originally a concurrent commitment to purchase goods or services from the other party to the transaction for the years ended December 31, 2004, 2003 and 2002 were $1.5 million, $3.5 million and $4.0 million, respectively. No new transactions in which there was a concurrent commitment by us to purchase goods or services from the other party to the transaction were entered into during the year ended December 31, 2004. Of commitments made in prior periods, we expensed $7.5 million, $10.8 million and $22.0 million for the years ended December 2004, 2003 and 2002, respectively.

The above transactions were recorded at fair value in accordance with our revenue and expense recognition policies.

Research and Development.    Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and related benefits, collaboration and outside services, and occupancy and all other costs. In accordance with Statement of Financial Accounting Standards No. 2 (“FAS 2”), Accounting for Research and Development Costs, it is our policy to expense research and development costs as incurred. We often contract with Clinical Research Organizations (“CRO”) to facilitate, coordinate and perform agreed upon research and development of a new drug. To ensure that research and development costs are expensed as incurred, we record monthly accruals for clinical trial and preclinical testing costs based on the work performed under the contract.

These CRO contracts typically call for payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones. In the event that we prepay CRO fees for future milestones, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed based on the percentage of completion method. Most professional fees, including project and clinical management, data management, monitoring, and medical writing fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our CRO contracts generally include pass through fees. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs including shipping and printing fees. Because these fees are incurred at various times during the contract term and they are used throughout the contract term, we record a monthly expense allocation to recognize the fees during the contract period. Fees incurred to set up the clinical trial are expensed during the setup period.

Purchased In-process Research and Development.    Costs to purchase in-process research and development projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred.

Other Expenses.    We recognize other expenses in connection with our plans to exit certain activities. In connection with our exit activities, we record other expenses for employee termination benefit costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”), EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”) and EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The remaining carrying value of such assets was not material as of December 31, 2004 and 2003. The recognition of other expenses requires our management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that they are adequate, that no excess accruals are retained, and that the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

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

The fair value of each option and employee purchase right was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	For the Years Ended December 31,			For the Years Ended December 31,
	2004	2003	2002	2004	2003	2002
Average risk-free interest rates	2.40%	2.68%	2.77%	1.59%	1.39%	1.80%
Average expected life (in years)	3.27	3.56	3.31	1.11	0.66	0.50
Volatility	89%	89%	89%	90%	96%	84%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no restrictions and are fully transferable. In addition, option valuation models require the

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For purposes of disclosures pursuant to SFAS 123, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), the estimated fair value of options is amortized over the option’s vesting period. The following illustrates the pro forma effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Net loss, as reported	$(164,817)	$(166,463)	$(136,885)
Add: Stock-based employee compensation	511	1,950	4,169
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards	(6,217)	(11,995)	(21,284)

Pro forma net loss, SFAS 123 adjusted	$(170,523)	$(176,508)	$(154,000)

Basic and diluted net loss per share—as reported	$(2.21)	$(2.33)	$(2.03)
Basic and diluted net loss per share—SFAS 123 adjusted	$(2.29)	$(2.47)	$(2.28)

The weighted average fair value of stock awards (including restricted stock units) granted during 2004, 2003, and 2002 was $4.87, $2.80, and $4.40 per share, respectively. The average fair value of the employees’ purchase rights under the Employee Stock Purchase Plan during 2004, 2003, and 2002 is estimated at $1.99, $1.81, and $4.08, respectively, on the date of grant using the Black-Scholes multiple-options pricing model.

We also record and amortize over the related vesting periods, deferred compensation representing the difference between the price per share of stock issued or the exercise price of stock options granted and the fair value of our common stock at the time of issuance or grant.

Advertising Costs.    All costs associated with advertising products are expensed in the year incurred. Advertising expense for the years ended December 31, 2004, 2003, and 2002, was $0.1 million, $0.3 million, and $0.3 million, respectively.

Recent Accounting Pronouncements.    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2004 to December 31, 2004. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. We have investments in privately held companies that are in the pharmaceutical/biotechnology sector and are in the development or early stage. Some of these investments are considered to be VIEs. However, our interests in these VIEs are not significant. We have evaluated our investments in these companies and have determined that upon the adoption of FIN 46, we were

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not the primary beneficiary of the VIE’s and, therefore, they were not required to be consolidated into our financial statements. Accordingly, there was no material impact on our results of operations, financial position or cash flows in 2004.

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”), which provides additional guidance for evaluating whether an investment is other-than-temporarily impaired and requires additional disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The guidance in EITF 03-1 for evaluating other-than-temporary impairments is effective for evaluations made in reporting periods beginning after June 15, 2004 and the disclosure requirements are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements 115 and 124. For all other investments within the scope of EITF 03-1, the disclosure requirements are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, under which the effective date for the measurement and recognition guidance of EITF 03-1 has been delayed pending further consideration of whether application guidance is necessary. We do not expect EITF 03-1 will have an impact on our financial position, results of operations, or cash flows.

On September 30, 2004, the EITF reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (“EITF 04-08”), which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. Contingently convertible debt instruments are financial instruments that include a contingent feature, such as when debt is convertible into common shares of the issuer only after the issuer’s common stock price has exceeded a predetermined threshold for a specified time period. EITF 04-08 provides that these debt instruments should be included in the earnings per share computation (if dilutive) regardless of whether the contingent feature has been met. The FASB ratified this consensus in October 2004, and the new rules are effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-08 for the year ended December 31, 2004 had no impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the third quarter of 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. We are currently evaluating the requirements of SFAS No. 123R and expect that adoption of SFAS No. 123R will have a material impact on our consolidated financial position and consolidated results of operations. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not been determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See Stock-Based Compensation in Note 1 to the consolidated financial statements.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Concentrations of Credit Risk

As of December 31, 2004, we had entered into agreements for information products and services, which include licensing a portion of our intellectual property, with pharmaceutical, biotechnology and agricultural companies and academic institutions. Such agreements represented 100%, 100%, and 96% of revenues in 2004, 2003 and 2002, respectively. In general, customers agree to pay, during the term of the agreement, fees to receive non-exclusive access to selected modules of our databases and/or licenses of certain of our intellectual property. In addition, if a customer develops certain products utilizing our technology or proprietary information, we could potentially receive royalty and milestone payments.

A single customer contributed 11% and 18% of total revenues for the years ended December 31, 2004 and 2003. No single customer contributed 10% or more of revenues for the year ended December 31, 2002.

Three customers comprised 46% of the accounts receivable balance as of December 31, 2004. Four customers comprised 50% of the accounts receivable balance as of December 31, 2003.

One long-term investment comprised 53% of the total long-term investments balance as of December 31, 2004 and a different long term investment comprised 37% the total long-term investments balance as of December 31, 2003. The activity in our long-term investments, in any given quarter, may result in gains or losses on sales or impairment charges. Amounts realized upon disposition of these investments may be different from their carrying value.

Note 3.    Commitments

As of December 31, 2004, we had noncancelable operating leases on multiple facilities and equipment, including facilities in Palo Alto, California; San Diego, California; Wilmington, Delaware, Beverly, Massachusetts; and Cambridge, England. The leases expire on various dates ranging from July 2005 to March 2011. Certain leases have renewal options for periods ranging up to 5 years. Rent expense, excluding rent expense recognized in the restructuring charges in 2004 and 2002, for the years ended December 31, 2004, 2003 and 2002, was approximately $6.7 million, $8.6 million, and $11.6 million.

As of December 31, 2004, future noncancelable minimum payments under operating leases, including leases for sites included in the restructuring programs were as follows:

Year ended December 31,	Operating Leases
(in thousands)
2005	$11,777
2006	11,837
2007	11,970
2008	10,861
2009	7,920
Thereafter	9,270

Total minimum lease payments	$63,635

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.3 million (less than 1 year), $3.7 million (years 1 -3), $2.7 million (years 4-5), and $1.7 million (over 5 years).

In addition to the non-cancelable commitments included in the table above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events. We consider these potential obligations contingent, and have summarized all significant arrangements below.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, we have committed to purchase up to $5.0 million of equity in Genomic Health, Inc. (“Genomic Health”), at the election of Genomic Health, which election may be made by Genomic Health at any time on or after January 1, 2005, provided certain conditions are met. To date, Genomic Health has not made such an election.

Additional commitments related to Maxia Pharmaceuticals, Inc. (“Maxia”) and Pharmasset Inc. (“Pharmasset”) (see Note 17, Purchased In-process Research and Development) are also considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones had been achieved as of December 31, 2004.

In September 2003, we entered into a collaborative licensing agreement with Pharmasset to develop and commercialize Reverset, an antiretroviral drug that is currently in Phase IIb clinical development for the treatment of human immunodeficiency virus. Under the terms of the agreement, we agreed to pay Pharmasset certain performance milestone payments and future royalties on net sales. One of these milestones was met in the second quarter of 2004, resulting in $0.5 million of research and development expense.

We have entered into and intend to continue to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments and royalties on sales of future products.

Note 4.    Marketable Securities

The following is a summary of our marketable security portfolio as of December 31, 2004 and 2003, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized (Losses)	Estimated Fair Value
	(in thousands)
December 31, 2004
U.S. Treasury notes and other U.S. government and agency securities	$79,551	$—	$(579)	$78,972
Corporate debt securities	260,225	62	(1,675)	258,612

	$339,776	$62	$(2,254)	$337,584

December 31, 2003
U.S. Treasury notes and other U.S. government and agency securities	$99,742	$179	$(185)	$99,736
Corporate debt securities	163,896	572	(95)	164,373

	$263,638	$751	$(280)	$264,109

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004 and 2003, all of our investments are classified as short-term, as we have classified our investments as available for sale and may not hold our investments until maturity. As of December 31, 2004, our marketable securities had the following maturities:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than one year	$238,175	$236,956
Between one and two years	101,601	100,628

	$339,776	$337,584

Net realized gains (losses) of ($0.7) million, $0.7 million, and $1.4 million from sales of marketable securities were included in “Interest and other income/(expense), net” in 2004, 2003, and 2002, respectively.

Note 5.    Property and Equipment

Property and equipment consists of the following:

	December 31,
	2004	2003
	(in thousands)
Office equipment	$528	$4,249
Laboratory equipment	11,393	14,792
Computer equipment	7,812	41,491
Leasehold improvements	1,957	30,085

	21,690	90,617
Less accumulated depreciation and amortization	(11,731)	(63,424)

	$9,959	$27,193

Depreciation expense, including amortization expense of assets under capital leases and leasehold improvements, was $5.8 million, $11.7 million and $18.6 million for 2004, 2003, and 2002, respectively.

Note 6.    Long-Term Investments

At December 31, 2004, the carrying value of our long-term investments consisted of equity investments in two privately-held companies accounted for under the cost method, one publicly-held company accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and the fair value of warrants to purchase common stock of one publicly held company accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. At December 31, 2003, the carrying value of our long-term investments consisted of equity investments in six privately-held companies accounted for under the cost method and the fair value of warrants to purchase the common stock of two publicly-held companies.

In 2004, we recorded impairment charges of $5.2 million to reduce the carrying value of our investments in three privately-held investees by $2.5 million, $1.9 million and $0.8 million, respectively, because the investees had less than six months of cash and the likelihood of future debt or equity financing by the investees was remote.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, we recorded impairment charges to reduce the carrying value of our investments in three privately-held investees by $12.5 million, $1.9 million and $1.5 million because the investees had less than six months of cash and the likelihood of future debt or equity financing by the investees was remote. An impairment charge of $1.9 million was recorded in 2003 to reduce the carrying value of our investment in a privately-held investee because a reorganization by the investee resulted in a decline in ownership percentage. Finally, an impairment charge of $0.2 million was recorded in 2003 to reduce the carrying value of our investment in a privately-held investee due to a proposed acquisition of the investee by a third party under which existing shareholders of the investee would receive no cash or ownership interest in the acquiring entity.

In 2002, we recorded impairment charges to reduce the carrying value of our investments in two privately-held investees by $0.5 million and $0.2 million because the investees had less than six months of cash and the likelihood of future debt or equity financing by the investees was remote. Impairment charges of $1.5 million and $0.5 million were recorded in 2002 to reduce the carrying value of our investments in two publicly-held investees because the carrying value of our investment was greater than the fair value and there had been six consecutive months of decline in the investees’ stock price. Finally, an impairment charge of $7.0 million was recorded in 2002 to reduce the carrying value of our investment in a privately-held investee because of a proposed financing transaction by the investee at a per share valuation less than our carrying value per share.

The activity in our long-term investments, in any given quarter, may result in gains or losses on sales or impairment charges. Amounts realized upon disposition of these investments may be different from their carrying value.

Note 7.    Intangible and Other Assets

Intangible and other assets consist of the following (in thousands):

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Gene and genomics-related patent costs	$1,381	$—	$1,381	$22,023	$(3,465)	$18,558
Debt issuance cost	13,520	(5,082)	8,438	5,804	(3,350)	2,454
Other assets	4,401	—	4,401	2,097	—	2,097

Total intangible and other assets	$19,302	$(5,082)	$14,220	$29,924	$(6,815)	$23,109

Amortization expense for the years ended December 31, 2004, 2003 and 2002 related to intangible assets was $5.0 million, $4.4 million and $3.0 million, respectively. The expected future annual amortization expense of our gene and genomics-related patent costs is $0.3 million per year through 2008.

In connection with our review of the recoverability of our long-lived assets during the second quarter of 2004, we revised the estimated useful life of our capitalized gene and genomics-related patent costs from ten to five years based on the increasingly competitive and challenging legal and economic environment for gene and genomics-related intellectual property. This change in accounting estimate increased our net loss by $2.5 million and our basic and diluted net loss per share from continuing operations by $0.03 in 2004. In December 2004, based on declining estimated future cash flows associated with our gene and genomics-related intellectual property, we recorded a charge of $12.1 million to adjust the carrying value of previously capitalized costs associated with the preparation, prosecution and maintenance of our gene patent portfolio to its estimated fair market value.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2002, in connection with his employment by Incyte as President and Chief Scientific Officer, Robert B. Stein received an interest-free loan from us in the amount of $750,000 to be used toward the purchase of a residence in California. In August 2003, Dr. Stein terminated his employment with Incyte and in accordance with the terms of the loan, the outstanding principal balance of $750,000 was repaid in August 2004.

In March 2002, in connection with his employment by Incyte as Executive Vice President and Chief Drug Discovery Scientist, Brian W. Metcalf received an interest-free loan from us in the amount of $400,000 to be used for financing his residence in California. The loan is evidenced by a promissory note and secured by the residence. On February 6, 2003, 25% of the outstanding principal balance was forgiven, and 1/48 of the principal amount will be forgiven on the last day of each month thereafter, with the remaining outstanding principal balance of the loan forgiven on February 6, 2006, if Dr. Metcalf is still employed by us on those dates. Any acceleration of the loan or termination of Dr. Metcalf’s employment relationship with us prior to the then-applicable forgiveness date will terminate and void any remaining right of Dr. Metcalf to receive any forgiveness of the then-outstanding principal balance of the loan. We are amortizing this loan to compensation expense on a straight-line basis over the forgiveness period.

Compensation expense related to amortization of the loans above was $0.1 million and $0.2 million for the years ended December 31, 2004 and 2003.

In December 2004, we assigned one of our existing facility operating leases to a third party. Under the terms of the consent agreement with the facility’s landlord, we were required to obtain a letter of credit in favor of the landlord in the amount of $2.6 million. The deposit and the related amount required under the letter of credit declines monthly on a pro-rata basis through March 2011, the remaining term of the lease agreement assigned. The deposit is included in other assets at December 31, 2004.

Note 8.    Convertible Subordinated Notes

In February and March 2004, in a private placement, we issued a total of $250.0 million of 3 1/2% convertible subordinated notes due February 15, 2011, which resulted in net proceeds of approximately $242.5 million. The notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15. The notes are subordinated to all senior indebtedness and pari passu in right of payment with our 5.5% convertible subordinated notes due 2007. As of December 31, 2004, we had no senior indebtedness, as defined. The notes are convertible into shares of our common stock at an initial conversion price of approximately $11.22 per share, subject to adjustments. Holders may require us to repurchase the notes upon a change in control, as defined. We may redeem the notes beginning February 20, 2007.

In February 2000, in a private placement, we issued $200.0 million of 5.5% convertible subordinated notes due February 1, 2007, which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1. The notes are subordinated to all senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. We may, at our option, redeem the notes at any time at specific prices. Holders may require us to repurchase the notes upon a change in control, as defined.

We repurchased on the open market, and retired, $38.4 million, $3.8 million, and $6.7 million in face value of 5.5% convertible subordinated notes during the years ended December 31, 2004, 2003, and 2002, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains (losses) of $(0.2) million, $0.7 million, and $1.9 million on these transactions were recognized for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, we had repurchased, cumulatively, $71.9 million face value of the notes on the open market. All gains or losses on repurchase are presented as “Gain (loss) on repurchase of convertible subordinated notes” in our statement of operations.

Note 9.    Stockholders’ Equity

Preferred Stock.    We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2004 or 2003. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future. We have reserved 500,000 shares of preferred stock designated as Series A Participating Preferred Stock for issuance in connection with the Stockholders Rights plan described below.

Common Stock.    As of December 31, 2004, we had reserved a total of 38,968,594 shares of our common stock for future issuance related to our stock plans, our Employee Stock Purchase Plan (“ESPP”) described below and the conversion of the convertible subordinated notes described in Note 8.

On November 5, 2004, we completed a public offering of 9 million shares of our authorized but unissued common stock at $9.75 per share pursuant to an effective shelf registration statement, resulting in net proceeds of $83.3 million after deducting the underwriting discounts, commissions and offering expenses.

In October 2002, we announced that our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock in the open market and privately negotiated transactions. In 2002 and 2003 we repurchased and retired an aggregate of 1,165,000 shares for an aggregate purchase price of $5.8 million.

In June 2003, our stockholders approved an increase in the number of shares available for grant under the ESPP from 2,100,000 shares to 3,100,000 shares.

Stock Compensation Plans.    Summaries of stock option activity for our stock option plans as of December 31, 2004, 2003, and 2002, and related information for the years ended December 31 are included in the plan descriptions below.

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

During 2001, we granted 490,000 restricted stock units under the Stock Plan to certain management personnel. In connection with the grant of these restricted stock units, we recorded deferred compensation of $7.9 million in 2001. These restricted stock units have cliff vesting terms over one to four years and are being amortized to stock compensation expense over those vesting terms. During 2002, two executives who were previously granted restricted stock units terminated their employment with us. Accordingly, we reduced deferred compensation by $1.1 million to reflect the restricted stock units forfeited. During 2003, three executives, who

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were previously granted restricted stock units, terminated their employment with us. As stated in their respective employment agreements, each of these executives was given accelerated vesting with regard to their remaining unvested restricted stock units. Accordingly, we recorded a charge of $0.3 million to “Other expenses” and reduced deferred compensation by this amount to reflect the vesting of these restricted stock units.

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

Under the Directors’ Plan, each new non-employee director joining the Board will receive an option to purchase 30,000 shares of common stock. Additionally, members who continue to serve on the Board will receive annual option grants for 10,000 shares exercisable in full on the first anniversary of the date of the grant. All options are exercisable at the fair market value of the stock on the date of grant. As of December 31, 2004, we had options outstanding under the Directors’ Plan to purchase 522,919 shares of common stock at a weighted average exercise price of $11.32 (483,000 and 593,000 shares of common stock at a weighted average exercise price of $11.186 and $10.426 as of December 31, 2003 and 2002, respectively); 371,042 shares are vested and exercisable as of December 31, 2004 (319,000 and 474,000 shares were vested and exercisable as of December 31, 2003 and 2002, respectively). In 2004, 2003, and 2002, respectively, 75,000, 160,000, and 55,000 options were exercised to purchase shares of common stock under the Directors’ Plan at a weighted average exercise price of $5.09, $1.222 and $2.474, respectively.

In June 2003, the Directors’ Plan was amended to allow the Board to increase an initial or annual grant to reflect an increase in job responsibilities of a Nonemployee Director or to induce a Nonemployee Director to become or remain a Nonemployee Director.

Activity under the combined plans was as follows:

	Shares Available for Grant	Shares Subject to Outstanding Options
		Shares	Weighted Average Exercise Price
Balance at December 31, 2001	3,205,836	10,380,774	$15.18
Additional authorization	2,750,000	—	—
Options granted	(3,876,975)	3,876,975	$7.44
Options exercised	—	(1,133,045)	$4.29
Options canceled	1,933,565	(1,967,931)	$19.06

Balance at December 31, 2002	4,012,426	11,156,773	$12.20
Additional authorization	—	—	—
Options granted	(1,338,725)	1,338,725	$4.64
Options exercised	—	(401,055)	$1.32
Options canceled	3,554,160	(3,562,557)	$14.39

Balance at December 31, 2003	6,227,861	8,531,886	$10.58
Additional authorization	—	—	—
Options granted	(1,527,375)	1,527,375	$8.44
Options exercised	—	(987,911)	$5.65
Options canceled	2,546,751	(2,552,605)	$13.67

Balance at December 31, 2004	7,247,237	6,518,745	$9.61

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase a total of 3,525,632, 4,462,976, and 4,779,088 shares as of December 31, 2004, 2003, and 2002, respectively, were exercisable and vested.

Options Assumed in Proteome Acquisition.    As part of the Proteome acquisition completed in December 2000, Proteome stock option holders received options to purchase 216,953 shares of our common stock with a weighted average exercise price of $7.60. We recognized $2.5 million of deferred compensation related to these options, which is being amortized over the vesting period of the options. In connection with the workforce reduction related to the restructurings in 2002 and 2001, we terminated the employment of certain Proteome stock option holders included in the original calculation and reduced the deferred compensation by $0.1 million as of December 31, 2002. Options to purchase a total of 22,695, 29,370, and 29,372 shares of our common stock were vested and exercisable as of December 31, 2004, 2003, and 2002, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2004 for the 1991 Stock Plan and the 1993 Directors’ Stock Option Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001– $ 4.89	870,017	7.48	$3.38	421,640	$3.25
$ 4.92– $ 5.24	664,496	8.10	$5.19	378,291	$5.21
$ 5.29– $ 6.15	684,829	8.10	$5.98	397,523	$5.96
$ 6.18– $ 7.89	330,211	8.27	$7.03	149,490	$6.89
$ 8.19– $ 8.19	903,843	9.06	$8.19	18,418	$8.19
$ 8.49– $11.06	1,107,736	7.59	$10.14	476,442	$10.80
$11.69– $14.48	783,508	6.74	$13.31	619,095	$13,39
$14.75– $16.19	711,834	5.99	$15.65	620,041	$15.58
$17.76– $35.00	442,271	5.50	$20.16	424,692	$20.20
$35.56– $35.56	20,000	5.43	$35.56	20,000	$35.56

	6,518,745	7.49	$9.61	3,525,632	$11.14

Employee Stock Purchase Plan.    On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan (“ESPP”). In June 2002, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the plan from 1,600,000 to 2,100,000. In June 2003, our stockholders approved an increase in the number of shares available for grant from 2,100,000 shares to 3,100,000 shares. Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 448,861, 534,459, and 433,969 shares under the ESPP in 2004, 2003, and 2002, respectively. As of December 31, 2004, 929,689 shares remain available for issuance under the ESPP.

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in ownership of the common stock, each holder of a Right would be entitled to purchase shares of common stock, or an acquiring corporation’s common stock, having a market value of twice the exercise price. Under certain conditions, the Rights may be redeemed at $0.01 per Right by the Board of Directors. The Rights expire on September 25, 2008.

Note 10.    Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current
Foreign	$385	$419	$810
State	68	(77)	135

Total provision for income taxes	$453	$342	$945

Loss from continuing operations before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
U.S. taxable entities	$(162,044)	$(164,020)	$(127,729)
Other	(1,167)	(2,024)	(5,123)

	$(163,211)	$(166,044)	$(132,852)

The provision for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Provision (benefit) at U.S. federal statutory rate	$(57,100)	$(58,115)	$(46,498)
Unbenefitted net operating losses	58,900	48,582	46,159
In-process research and development	—	9,696	—
Other	(1,347)	179	1,284

Provision for income taxes	$453	$342	$945

Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$291,300	$203,000
Research credits	21,600	33,000
Capitalized research and development	—	22,900
Investments	19,400	16,500
Other, net	12,100	8,900

Total gross deferred tax assets	344,400	284,300
Less valuation allowance for deferred tax assets	(343,800)	(283,600)

Net deferred tax assets	600	700
Deferred tax liabilities:
Purchased intangibles	600	700

Net deferred tax assets and liabilities	$—	$—

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance for deferred tax assets increased by approximately $60.2 million, $77.3 million, and $56.9 million during the years ended December 31, 2004, 2003, and 2002, respectively. Approximately $61 million of the valuation allowance for deferred tax assets relates to benefits from stock option deductions which, when recognized, will be allocated directly to contributed capital.

Management believes the uncertainty regarding the timing of the realization of net deferred tax assets requires a valuation allowance.

As of December 31, 2004, we had federal net operating loss carryforwards of approximately $724.6 million. We also had federal research and development tax credit carryforwards of approximately $21.2 million. The net operating loss carryforwards and tax credits will expire at various dates, beginning in 2006 through 2023, if not utilized. Utilization of the net operating losses and credits may be subject to an annual limitation, due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.

Note 11.    Net Loss Per Share

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

	December 31,
	2004	2003	2002
Outstanding stock options	6,518,745	8,531,886	11,156,773
Common shares issuable upon conversion of 5.5% notes	1,900,043	2,469,667	2,525,957
Common shares issuable upon conversion of 3 1/2% notes	22,284,625	—	—

Total potential common shares excluded from diluted net loss per share computation	30,703,413	11,001,553	13,682,730

Note 12.    Defined Contribution Plan

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $0.9 million, $1.2 million, and $1.5 million in 2004, 2003, and 2002, respectively.

Note 13.    Segment Reporting

Our operations are treated as one operating segment, biotechnology drug discovery and development, in accordance with FASB Statement No. 131 (“SFAS 131”). For the twelve months ended December 31, 2004, we recorded revenue from customers throughout the United States and in Austria, Belgium, Canada, France, Denmark, Germany, Israel, Japan, the Netherlands, Sweden, Switzerland, and the United Kingdom. Export revenues for the years ended December 31, 2004, 2003, and 2002 were $5.3 million, $13.0 million, and $32.3 million, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Litigation

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

Iconix Pharmaceuticals, Inc.

In May 2001, we entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. (“Iconix”). Pursuant to the terms of the Agreement, the parties agreed to collaborate on the development and commercialization of a chemical genomic database (the “Database”), currently called DrugMatrix®. The Database was to be designed by Iconix to contain data, information and annotations related to gene expression, chemicals, pharmacology and toxicology, and related informatics tools and software. On November 10, 2003, Iconix filed a demand for arbitration against us. An arbitration panel was selected and hearings were scheduled in two phases to address the parties’ claims and counterclaims. The first hearing was held in October 2004 and the second hearing was scheduled for the first quarter of 2005. In the first phase of the hearing, Iconix alleged that we were obligated to make payments to it in the aggregate amount of $28.25 million and that the payments presently due to Iconix, discounted to a present day value, amount to $22.6 million. On December 10, 2004 an award was issued in the first phase. The arbitration panel considered and denied all first phase claims and concluded that we are not obligated to make any payments related to such claims to Iconix. On January 14, 2005, the parties reached a written agreement to settle all remaining claims raised in the arbitration. The settlement agreement had no material impact on our financial position or results of operations.

In addition to the matters described above, from time to time we have been involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on our financial position, results of operations, or liquidity.

Note 15.    Related Party Transactions

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

In September 1997, we formed a joint venture, diaDexus, LLC (“diaDexus”), with SmithKline Beecham Corporation (“SB”), to utilize genomic and bioinformatic technologies in the discovery and commercialization of molecular diagnostics. We held a 50 percent equity interest in diaDexus and accounted for the investment under the equity method. In July 1999, we and SB each invested an additional $2.5 million in diaDexus as evidenced in

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the form of convertible notes. In April 2000, diaDexus obtained additional financing through a private equity offering, converted from an LLC to a corporation and repaid in full the $2.5 million principal amount of, together with accrued interest on, the convertible note held by Incyte. Under diaDexus’ new capital structure, we own shares of Series B Preferred Stock at a cost of $1.3 million and no longer have the ability to exert significant influence over diaDexus. We currently have an executive officer who sits on diaDexus’ board of directors on our behalf.

In December 2000, we entered into a Collaboration Agreement with Senomyx, Inc. (“Senomyx”). Frederick B. Craves, one of our directors, is a partner of Bay City Capital, which holds shares of Senomyx stock. Under the agreement, Senomyx obtained access to our LifeSeq Gold and ZooSeq database and received 300 clones at no charge and additional clones at $300 each. At the same time, we purchased shares of Series D Preferred Stock of Senomyx for an aggregate purchase price of $6.5 million. In connection with the completion of Senomyx’s initial public offering in 2004, our ownership interest was converted to 477,365 common shares.

In March 2001, we entered into a LifeSeq Collaboration Agreement, Patent License Agreement, Collaboration and Technology Transfer Agreement and Proteome BioKnowledge Library License Agreement with Genomic Health, Inc. (“Genomic Health”). Randal W. Scott, who served as our Chairman of the Board until November 2001 and as one of our directors through December 2001, is Chairman of the Board, President and Chief Executive Officer of Genomic Health. Julian C. Baker, who joined our Board in November 2001, is also a director of Genomic Health and holds shares, directly or beneficially, of both companies. Under the agreements, Genomic Health obtained access to our LifeSeq Gold database and BioKnowledge Library and received licenses to certain of the our intellectual property. Amounts Genomic Health is paying us under these agreements are similar to those paid to us under agreements between us and unrelated third parties. We received rights to certain intellectual property that Genomic Health may, in the future, develop. At the same time, we purchased shares of Series C Preferred Stock of Genomic Health for an aggregate purchase price of $5.0 million. In addition, in November 2000, we purchased shares of Series A Preferred Stock of Genomic Health for an aggregate purchase price of $1.0 million. We have further committed to purchase up to $5.0 million of equity in Genomic Health, at the election of Genomic Health, which election may be made by Genomic Health at any time on or after January 1, 2005, provided certain conditions are met. To date, Genomic Health has not made such an election.

In May 2001, we entered into a Development and License Agreement with Iconix Pharmaceuticals, Inc. (“Iconix”). Jon S. Saxe, one of our former directors, is Chairman of the Board of Iconix. Pursuant to the terms of the Agreement, we agreed to collaborate on the development and commercialization of a chemical genomic database (the “Database”), currently called DrugMatrix. The Database was to be designed by Iconix to contain data, information and annotations related to gene expression, chemicals, pharmacology and toxicology, and related informatics tools and software. Under the agreement, Iconix obtained an exclusive license to our LifeExpress Lead database, access to LifeSeq and ZooSeq databases, licenses to certain of our intellectual property and use of our LifeArray expression array technology, each in connection with the Database. Amounts Iconix agreed to pay us under these agreements are similar to those paid to us under agreements between us and unrelated third parties. At the same time, we purchased shares of Series E Preferred Stock of Iconix for an aggregate purchase price of $10.0 million. In the first quarter of 2002, we purchased $5.0 million of shares of Series F Preferred Stock of Iconix, fulfilling a commitment set forth in the agreements described above. We owned 10% of the outstanding capital stock of Iconix as of December 31, 2003. In January 2005 we settled an arbitration with Iconix and, as part of the settlement, returned to Iconix our shares of Iconix stock. See Note 14.

In September 2001, we entered into a Technology Access for Licensed Reagent Manufacture Agreement with Epoch Biosciences, Inc. (“Epoch”). Frederick B. Craves, one of our directors, was Chairman of the Board of Epoch and Bay City Capital, of which Dr. Craves is a partner, held shares of Epoch stock. Dr. Craves also holds shares of Epoch stock directly. Under the agreements, Epoch obtained access to our LifeSeq Gold and ZooSeq

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

databases and received licenses to certain of our intellectual property. Amounts Epoch has paid Incyte under these agreements are similar to those paid to us under agreements between Incyte and unrelated third party customers.

In September 2001, we entered into a Collaboration Agreement, Patent License Agreement and two Unilateral Development and Commercialization Agreements with Medarex, Inc. (“Medarex”). Frederick B. Craves, one of our directors, is also a director of Medarex and Bay City Capital, of which Dr. Craves is a partner, holds shares of Medarex stock. Under the agreements, Medarex obtained access to our LifeSeq Gold database and received licenses to certain of our intellectual property. Amounts Medarex has paid us under these agreements are similar to those paid to us under agreements between us and unrelated third party customers. Additionally, under the terms of the agreements, we expect to share equally with Medarex the cost and responsibility of preclinical and clinical development of antibody products. In addition, we plan to jointly commercialize any antibody products resulting from this collaboration with Medarex.

In March 2002, we converted $3.0 million of convertible notes from Odyssey Pharmaceuticals, Inc. (“Odyssey”) into 1,705,919 shares of Odyssey’s preferred stock, resulting in our owning more than 10% of the outstanding capital stock of Odyssey as of December 31, 2002. The number of shares received upon conversion reflects the number pursuant to the related agreement. We have recorded a gain on this conversion of $0.8 million for the year ended December 31, 2002.

During 2002, we loaned $1.5 million to Maxia in connection with our exclusive negotiations with Maxia regarding an acquisition or other strategic transaction. Frederick B. Craves, one of our directors, is a partner of Bay City Capital, which held shares of Maxia stock. In exchange for the loan, Maxia issued to Incyte a $1.5 million senior convertible note bearing interest at 8% per annum and can be converted into Maxia common stock at a set conversion price. On February 18, 2003, we acquired Maxia for a total purchase price of approximately $27.4 million in cash and stock and up to $14 million in future clinical performance milestone payments. The $1.5 million senior convertible note was applied as part of the purchase price. See also Note 17 “In Process Research and Development” for further discussion. A special committee of the Board of Directors, which did not include Dr. Craves, was formed to consider and approve this related party transaction.

Note 16.    Other Expenses

Costs associated with restructuring activities initiated after December 31, 2002, other than those activities related to purchase business combinations, are accounted for in accordance with Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Accordingly, costs associated with such plans are recorded as other expenses in the consolidated statements of operations when a liability is incurred. Costs associated with restructuring activities initiated prior to December 31, 2002 are accounted for in accordance with EITF Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). Accordingly, costs associated with such plans are recorded as other expenses in the consolidated statements of operations. Below is a summary of the activity related to other expenses recorded pursuant to SFAS 146 and EITF 94-3 for the periods in which activity related to our restructuring programs has taken place through the year ended December 31, 2004.

The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Restructuring and Other Impairments

	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of December 31, 2004
	(In thousands)
Restructuring expenses:
Workforce reduction	$6,745	$(6,743)	$2
Lease commitment and related costs	20,207	(4,710)	15,497
Other costs	671	(671)	—

Subtotal	27,623	(12,124)	15,499
Impairment of tenant improvements, equipment and other items	11,363	(11,363)	—
Impairment of gene and genomics-related patent costs	12,099	(12,099)	—

Total other expenses	$51,085	$(35,586)	$15,499

In February 2004, we announced a restructuring plan to close our information products research facility and headquarters in Palo Alto, California and move our headquarters to our Wilmington, Delaware pharmaceutical research and development facility. The closure of the Palo Alto facility corresponds with terminating further development activities around our Palo Alto-based information products line. The restructuring plan included the elimination of 183 employees and charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment and other items. The lease commitment and related costs originally included the present value of future lease obligations for two facilities. In the fourth quarter of 2004, we made a lease termination payment to satisfy our remaining lease obligation with respect to one of the facilities. The lease obligation for the second facility extends through March 2011. As a result of the long term nature of the remaining lease obligation, we will be recording a charge each period through the March 2011 termination date of the lease related to increases in the fair value of the lease obligations in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which total approximately $3.0 million at December 31, 2004.

In December 2004, based on declining estimated future cash flows associated with our gene and genomics-related intellectual property, we recorded expense of $12.1 million to adjust the carrying value of previously capitalized costs associated with the preparation, prosecution and maintenance of our gene patent portfolio to its estimated fair market value.

2003 Restructuring and Other Impairments

	2003 Charges to Operations	2003 Charges Utilized	Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of December 31, 2004
	(In thousands)
Restructuring expenses:
Workforce reduction	$4,977	$(385)	$4,592	$(219)	$(4,373)	$—
Equipment and other assets	1,879	(1,879)	—	—	—	—

Subtotal	6,856	(2,264)	4,592	(219)	(4,373)	—
Impairment of other long-lived assets	4,678	(4,678)	—	—	—	—

Other expenses	$11,534	$(6,942)	$4,592	$(219)	$(4,373)	$—

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of a decision made in the fourth quarter of 2003 to restructure our information product line in connection with the discontinuation of our clone activities and support functions, we recognized other expenses of $11.5 million. The plan included elimination of certain employees and write-down of certain assets related to our genomic information product line. We recorded charges of approximately $5.0 million related to the severance and benefits of approximately 75 employees, who worked at our Palo Alto, California location. We also recorded a charge of $1.9 million related to the write-off of excess equipment and other assets associated with the activities being exited. The write-down of equipment and other assets relates primarily to computer equipment and related software, lab equipment and office equipment As of January 2, 2004, all of these employees had been terminated under this restructuring program and the plan was completed in the second quarter of 2004.

As part of our annual review of our existing long-lived assets, we determined, based on significant changes in the strategy of our overall business, that an asset related to capitalized software should be analyzed for impairment. As a result of this analysis, we determined that the net book value of the asset was in excess of future revenues expected from the sale of this asset reduced by costs to sell. It was therefore determined that this capitalized software was impaired, resulting in a $4.7 million impairment charge in 2003.

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance as of December 31, 2002	2003 Charges to Operations	2003 Charges Utilized	Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of December 31, 2004
	(in thousands)
Restructuring expenses:
Workforce reduction	$7,325	$4,867	$—	$(4,867)	$—	$—	$—	$—
Equipment and other assets	8,662	—	—	—	—	—	—	—
Lease commitments and other restructuring charges	17,924	18,504	3,649	(4,260)	17,893	1,642	(3,380)	16,155

Other expenses	$33,911	$23,371	$3,649	$(9,127)	$17,893	$1,642	$(3,380)	$16,155

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

Included in the $33.9 million expense was a charge of $7.3 million related to the severance and benefits of approximately 250 employees who primarily worked at our Palo Alto, California location. As of January 11, 2003, all of these employees had been terminated. Through 2003, we fully utilized this accrual. Also included in the $33.9 million expense was a charge of $8.7 million related to the write-down of excess equipment and other assets associated with the activities being exited and related infrastructure reductions. The write-down of equipment and other assets relates primarily to computer equipment and related software, lab equipment and office equipment. We fully utilized this accrual during 2002. Lease commitments and other restructuring related charges of $17.9 million were included in the $33.9 million expense to accrue for facilities leases related to the sites being exited and for related professional fees. We currently have one remaining lease related to an exited site that is due to expire in December 2010. During the years ended December 31, 2004 and 2003, we recognized additional charges of $1.6 million and $3.7 million, respectively, primarily relating to this facility for lease expenses in excess of amounts originally estimated. We estimated the costs based on the contractual terms of agreements and current real estate market conditions. We may incur additional costs associated with these subleasing and lease termination activities.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 Restructuring and Other Impairments

	Original Charge Recorded in 2001	Accrual Balance as of December 31, 2002	2003 Charges to Operations	2003 Charges Utilized	Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of December 31, 2004
	(in thousands)
Restructuring expenses:
Workforce reduction	$8,114	$—	$—	$—	$—	$—	$—	$—
Equipment and other assets	32,629	—	—	—	—	—	—	—
Lease commitments and other restructuring charges	14,859	8,225	683	(8,693)	215	41	(256)	—

Subtotal	55,602	8,225	683	(8,693)	215	41	(256)	—
Impairment of goodwill and other intangible assets	68,666	—	—	—	—	—	—	—
Impairment of other long-lived assets	6,104	—	—	—	—	—	—	—

Other expenses	$130,372	$8,225	$683	$(8,693)	$215	$41	$(256)	$—

In October 2001, we announced a restructuring of our operations in order to focus on our database licensing and partnership programs and our drug discovery and development programs. As a part of the restructuring, we discontinued our microarray-based gene expression products and services, genomic screening products and services, public domain clone products and related services, contract sequencing services and internal program on single nucleotide polymorphism discovery. As a result, we recorded an expense of $55.6 million related to restructuring activities in the fourth quarter of 2001. In 2001, we recorded a charge of approximately $8.1 million related to severance and fringe benefit charges for approximately 400 employees who primarily worked in the activities being exited as described above and related infrastructure support positions. As of December 31, 2002, all such employees had been terminated and the related accrual was fully utilized. In 2001, we also recorded a charge of $32.6 million related to the write-down of excess equipment and other assets associated with the activities being exited and related infrastructure reductions. The write-down of equipment and other assets primarily relates to leasehold improvements, computer equipment and related software, lab equipment and office equipment associated with the activities being exited and related infrastructure reductions. In 2001, we incurred charges of $14.9 million related to lease commitments and other restructuring related charges for facilities and equipment leases related to the activities being exited and contract-related provisions and settlement and professional fees. In addition, in the fourth quarter of 2001 we recorded a reduction in goodwill and other intangible assets and impairment of other long-lived assets totaling $74.8 million.

During 2002, we also recorded an additional charge of $3.4 million, which is comprised of a $0.7 million charge related to assets disposed of at prices less than originally estimated, a $3.3 million charge related to contract-related settlements and facilities lease expenses in excess of amounts originally estimated and a $0.6 million benefit related to reserves in excess of amounts originally estimated. In 2003, we recognized an additional charge of $0.7 million primarily relating to contract-related settlements and facilities lease expenses in excess of amounts originally estimated and utilized $8.7 million of accrued facilities and other restructuring charges. In 2004, the remaining facility operating leases expired and all restructuring related activities were completed.

Revenues from exited product lines for the years ended December 31, 2004, 2003 and 2002 were $0 million, $0 million and $3.6 million, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Purchased in-process research and development expenses

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

The transaction was accounted for as an asset purchase pursuant to FASB 141, Business Combinations, as Maxia had not commenced its planned principal operations as described in EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The total purchase price was approximately $27.4 million, consisting of our common stock and cash. The purchase price was allocated to assets and liabilities acquired and in-process research and development expense based on management’s estimates of the relative fair values of the acquired assets and liabilities. The purchase price was allocated as follows:

(in millions)
Current assets	$0.9
Current liabilities	(1.6)

Net tangible liabilities assumed	(0.7)
In-process research and development	28.1

Total purchase price	$27.4

Tangible assets acquired and liabilities assumed consist of cash of $0.5 million, prepaid expenses of $0.4 million, accounts payable of $0.8 million and accrued liabilities of $0.8 million. These amounts were allocated based on their fair value which approximated their respective carrying value. As noted above, approximately $28.1 million of the purchase price represented the estimated fair value of purchased of in-process research and development projects that at the time of acquisition had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to operating expense upon the acquisition date and was reflected in the statements of operations as a separate component of operating expense.

The value assigned to purchased in-process research and development was comprised of three compounds which were in stages ranging from discovery to preclinical phases as follows: Type II diabetes valued at $15.6 million; cancer valued at $6.9 million; and metabolic and other disorders valued at $5.6 million. The estimated fair values of these projects were determined by employment of a discounted cash flow model, using discount rates ranging from 20% to 40%. The discount rates used took into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process research and development projects that were valued. At the time of acquisition, the Maxia drug development platform was based on three components: chemistry, biology and an integrated drug discovery/development approach. Features of the chemistry component were novel, small, proprietary molecules. The biology component was based on leading scientific expertise in the nuclear receptor and signal transduction areas. The drug discovery platform was believed to provide an accelerated approach to novel drug discovery and development. Management has determined that each of these projects would require significant further development, including the receipt of marketing approval by the U.S. Food and Drug Administration or equivalent foreign agency, before they would

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be commercially available. The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology acquired and to obtain necessary regulatory approvals. The timing and estimated costs to complete these projects are difficult to predict due to their early stage of development. At December 31, 2004, significant further development of the Maxia compounds remains to be completed. In the fourth quarter of 2003, we reviewed these estimates further and decided to reverse a net $0.4 million to in-process research and development expenses, primarily due to lower than estimated transaction fees and other adjustments of $0.7 million, partially offset by an additional charge of $0.3 million related to facilities expenses in excess of amounts originally estimated.

The total purchase price of approximately $27.4 million consists of approximately 4,476,092 shares of our common stock with a fair value of $17.5 million, cash of approximately $5.6 million (consisting of $4.1 million cash paid to Maxia stockholders and a $1.5 million note payable from Maxia, issued in August 2002, that was applied to this transaction), direct transaction costs of $1.4 million and additional restructuring costs incurred as part of the acquisition of $2.9 million, in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The value of the 4,476,092 shares of our common stock was based on a per share price of $3.91. For valuation purposes, this per share price of our common stock was determined as the average closing market price for the five trading days preceding February 18, 2003, the date on which the number of shares to be issued became determinable. As of December 31, 2004, 3,600,820 shares have been issued and $3.1 million has been paid to the former Maxia stockholders. Direct transaction costs consist of fees for attorneys, accountants and filing costs. Of the total purchase price, up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the second anniversary of the consummation of the merger and up to 437,636 shares of our common stock and $500,000 in cash are payable to former Maxia stockholders on the third anniversary of the consummation of the merger. We have paid these amounts and issued these shares into a third party escrow account.

In accordance with EITF 95-3, we recorded a $2.9 million charge in 2003 related to restructuring costs for Maxia, which consisted of workforce reductions and consolidation of facilities. We recorded employee termination costs of approximately $0.8 million for 28 employee positions. The job eliminations were completed in July 2003. We also recorded restructuring costs related to lease payments for property that has been vacated and other costs of $2.0 million. In 2004 and 2003, we also recorded additional charges of $1.6 million and $0.3 million, respectively, relating to facilities lease expenses in excess of amounts originally estimated. The operating lease related to the vacated facility expires in November 2008.

We also recorded transaction costs related to the acquisition of $1.5 million. After further review of our estimate of transaction costs, we determined that the remaining $0.5 million was not required and credited this amount against in-process research and development expenses in the fourth quarter of 2003.

Below is a summary of activity related to accrued acquisition costs for the year ended December 31, 2004:

	Original Accrual	2003 Additions	2003 Accrual Utilized	Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Accrual Utilized	Accrual Balance as of December 31, 2004
	(in thousands)
Accrued acquisition costs:
Workforce reduction	$845	$—	$(845)	$—	$—	$—	$—
Lease commitments and other costs	2,016	326	(1,008)	1,334	1,628	(589)	2,373
Transaction fees	1,450	—	(1,450)	—	—	—	—

Accrued acquisition costs	$4,311	$326	$(3,303)	$1,334	$1,628	$(589)	$2,373

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Collaborative License Agreement with Pharmasset, Inc.

In September 2003, we entered into a collaborative licensing agreement with Pharmasset to develop and commercialize Reverset, an antiretroviral drug that is currently in Phase IIb clinical development for the treatment of HIV. Under the terms of the agreement we paid Pharmasset $6.3 million, which we recorded as a charge to purchased in-process research and development expense that is presented as a separate component of operating expenses. In addition to this payment, we also agreed to pay Pharmasset certain performance milestone payments and future royalties on net sales, in exchange for exclusive rights in the United States, Europe and certain other markets to develop, manufacture and market the drug. One of these milestones was met in the second quarter of 2004, resulting in $0.5 million of research and development expense. Pharmasset will retain marketing and commercialization rights in certain territories, including South America, Mexico, Africa, the Middle East and China.

Note 18.    Discontinued Operations

In December 2004, we also entered into an agreement to sell certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts (“Proteome”), which transaction subsequently closed in January 2005. We expect this sale will not have a material impact on our results of operations for the first quarter of 2005. The consolidated financial statements have been restated to present Proteome as a discontinued operation for all years presented.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Interim Consolidated Financial Information (Unaudited)

(in thousands, except per share data)

	Fiscal 2004 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues (1)	$5,483	$4,006	$2,332	$2,325
Net loss (2)	(37,715)	(63,600)	(25,976)	(37,526)

Basic and diluted net loss per share	$(0.52)	$(0.87)	$(0.35)	$(0.47)

Shares used in computation of basic and diluted net loss per share	72,643	72,929	73,323	79,289

	Fiscal 2003 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues (1)	$10,833	$9,475	$11,887	$9,002
Net loss (3)	(55,784)	(26,900)	(43,012)	(40,767)

Basic and diluted net loss per share	$(0.81)	$(0.37)	$(0.60)	$(0.56)

Shares used in computation of basic and diluted net loss per share	68,986	71,895	72,185	72,411

(1)	In December 2004, we entered into an agreement to sell certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts, which transaction subsequently closed in January 2005. Fiscal years 2004 and 2003 have been restated to present the operations of our Proteome facility as a discontinued operation.
(2)	The March 31, 2004, June 30, 2004 and December 31, 2004 quarters include $8.1 million, $34.5 million and $11.6 million, respectively, of other expenses relating primarily to restructuring charges and long-lived asset write-downs.
(3)	The December 31, 2003 quarter includes $15.9 million of other expenses relating primarily to restructuring charges and long-lived asset write-downs.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description—Year Ended December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts—2002	$2,101	$—	$1,568	$533
Allowance for doubtful accounts—2003	533	100	56	577
Allowance for doubtful accounts—2004	577	57	360	274

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Incyte Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Incyte Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Incyte Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Incyte Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Incyte Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Incyte Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Incyte Corporation and our report dated February 18, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 18, 2005

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2005 Annual Meeting of Stockholders to be held on June 1, 2005 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

To date, there have been no waivers under our Code of Business Conduct and Ethics or Senior Financial Officers: Code of Ethics. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics or Senior Financial Officers: Code of Ethics or any waivers, if and when granted, of our Code of Business Conduct and Ethics or Senior Financial Officers: Code of Ethics on our website at http://www.incyte.com within four business days following the date of such amendment or waiver.

Our Board of Directors has appointed an Audit Committee, comprised of Mr. Barry M. Ariko, as Chairman, Mr. Richard U. De Schutter and Dr. Frederick B. Craves. The Board of Directors has also determined that all three members of the Audit Committee are qualified as Audit Committee Financial Experts under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an “independent director” under applicable Nasdaq Stock Market standards.

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

Item 14.    Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information under the caption “Principal Accountant Fees and Services” contained in the Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Incyte Corporation under Item 8 of Part II hereof.

(2)	Financial Statement Schedules

The following financial statement schedule of Incyte Corporation is filed as part of this Form 10-K included in Item 8 of Part II:

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2004.

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit Number	Description of Document
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

3(ii)	Bylaws of the Company, as amended as of May 25, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

4.4

Indenture dated as of February 19, 2004 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-114863)).

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

10.4#

1993 Directors’ Stock Option Plan of Incyte Genomics, Inc., as amended and restated (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.5#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 33-68138)).

10.13

Registration Rights Agreement dated February 19, 2004 between the Company and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-114863)).

10.14

Lease Agreement dated June 19, 1997 between the Company and The Board of Trustees of the Leland Stanford Junior University (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.15#

1997 Employee Stock Purchase Plan of Incyte Corporation, as amended July 28, 2004 (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

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

10.46#

Offer of Employment Letter, dated September 2, 2003, from the Company to David C. Hastings (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.47#

Offer of Employment Letter, dated September 2, 2003, from the Company to John A. Keller (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.48#

Form of Employment Agreement, effective as of November 21, 2003 between Incyte Corporation and David C. Hastings, John A. Keller, Brian W. Metcalf, Patricia A. Schreck (effective date of December 8, 2003) and Paula J. Swain (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see page 85 of this Form 10-K).

31.1*	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	Confidential treatment has been requested with respect to certain portions of these agreements.
#	Indicates management contract or compensatory plan or arrangement.

(c)	Financial Statements and Schedules

Reference is made to Item 15(a)(2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCYTE CORPORATION

By:	/s/ PAUL A. FRIEDMAN
Paul A. Friedman Chief Executive Officer

Date: March 11, 2005

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

Signature	Title	Date

/s/ PAUL A. FRIEDMAN Paul A. Friedman	Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2005

/s/ DAVID C. HASTINGS David C. Hastings	Chief Financial Officer (Principal Financial Officer)	March 11, 2005

/s/ SCOTT HURLEY Scott Hurley	Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)	March 11, 2005

/s/ ROY A. WHITFIELD Roy A. Whitfield	Director	March 11, 2005

/s/ FREDERICK B. CRAVES Frederick B. Craves	Director	March 11, 2005

/s/ BARRY M. ARIKO Barry M. Ariko	Director	March 11, 2005

/s/ RICHARD U. DESCHUTTER Richard U. De Schutter	Chairman	March 11, 2005

/s/ PAUL A. BROOKE Paul A. Brooke	Director	March 11, 2005

/s/ JULIAN C. BAKER Julian C. Baker	Director	March 11, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document
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

3(ii)	Bylaws of the Company, as amended as of May 25, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

4.4

Indenture dated as of February 19, 2004 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-114863)).

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

10.4#

1993 Directors’ Stock Option Plan of Incyte Genomics, Inc., as amended and restated (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.5#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 33-68138)).

1

Exhibit Number	Description of Document
10.13

Registration Rights Agreement dated February 19, 2004 between the Company and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-114863)).

10.14

Lease Agreement dated June 19, 1997 between the Company and The Board of Trustees of the Leland Stanford Junior University (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.15#

1997 Employee Stock Purchase Plan of Incyte Corporation, as amended July 28, 2004 (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

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

10.46#

Offer of Employment Letter, dated September 2, 2003, from the Company to David C. Hastings (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.47#

Offer of Employment Letter, dated September 2, 2003, from the Company to John A. Keller (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.48#

Form of Employment Agreement, effective as of November 21, 2003 between Incyte Corporation and David C. Hastings, John A. Keller, Brian W. Metcalf, Patricia A. Schreck (effective date of December 8, 2003) and Paula J. Swain (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

2

Exhibit Number	Description of Document
24.1*	Power of Attorney (see page 85 of this Form 10-K).

31.1*	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	Confidential treatment has been requested with respect to certain portions of these agreements.
#	Indicates management contract or compensatory plan or arrangement.

Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations, Incyte Corporation, Experimental Station, Route 141 & Henry Clay Road, Building E336, Wilmington, DE 19880.

3