Form 10-Q
period 2005-03-31
INCYTE CORP
filed 2005-05-06
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 83,122,146 as of April 29, 2005.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2005	December 31, 2004*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,836	$132,180
Marketable securities—available-for-sale (1)	343,858	337,584
Accounts receivable, net	2,547	2,143
Prepaid expenses and other current assets	6,251	7,142
Assets of discontinued operation	—	2,264

Total current assets	457,492	481,313
Property and equipment, net	9,011	9,959
Long-term investments (2)	7,348	11,427
Intangible and other assets, net	13,607	14,220

Total assets	$487,458	$516,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,322	$2,321
Accrued compensation	4,635	7,876
Interest payable	2,268	6,217
Accrued and other current liabilities	4,701	4,838
Deferred revenue	2,225	1,807
Accrued restructuring and acquisition costs	5,489	5,873
Liabilities of discontinued operation	—	2,549

Total current liabilities	21,640	31,481
Convertible subordinated notes	378,686	378,766
Other liabilities	27,264	28,155

Total liabilities	427,590	438,402

Stockholders’ equity:
Preferred stock	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 83,114,133 and 83,022,414 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	83	83
Additional paid-in capital	817,062	817,150
Deferred stock-based compensation	(135)	(186)
Accumulated other comprehensive loss	(707)	(2,226)
Accumulated deficit	(756,435)	(736,304)

Total stockholders’ equity	59,868	78,517

Total liabilities and stockholders’ equity	$487,458	$516,919

*	The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.
(1)	Includes investments in companies considered related parties under SFAS 57 of $5.7 million and $0.0 million at March 31, 2005 and December 31, 2004, respectively.
(2)	Includes investments in companies considered related parties under SFAS 57 of $7.3 million and $11.3 million at March 31, 2005 and December 31, 2004, respectively.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$2,915	$5,483
Costs and expenses:
Research and development	17,764	25,112
Selling, general and administrative	2,801	5,938
Other expenses	343	7,642

Total costs and expenses	20,908	38,692

Loss from operations	(17,993)	(33,209)
Interest and other income (expense), net (1)	2,152	(413)
Interest expense	(4,317)	(3,520)
Loss on certain derivative financial instruments	(126)	(177)

Loss from continuing operations before income taxes	(20,284)	(37,319)
Provision for income taxes	—	108

Loss from continuing operations	(20,284)	(37,427)
Income (loss) from discontinued operation, net of tax	153	(288)

Net loss	$(20,131)	$(37,715)

Basic and diluted net loss per share:
Continuing operations	$(0.24)	$(0.52)
Discontinued operation	—	—

	$(0.24)	$(0.52)

Shares used in computing basic and diluted net loss per share	83,049	72,643

(1)	Includes losses on long-term investments in companies considered related parties under SFAS 57 of $0.0 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Net loss	$(20,131)	$(37,715)
Other comprehensive income:
Unrealized gain on marketable securities	1,521	205
Foreign currency translation adjustments	(2)	61

Other comprehensive income	1,519	266

Comprehensive loss	$(18,612)	$(37,449)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(20,131)	$(37,715)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(153)	288
Non-cash restructuring charges and impairment of long-lived assets	342	2,626
Depreciation and amortization	1,853	3,062
Compensation expense on executive loans	18	19
Stock-based compensation	51	125
Loss on derivative financial instruments, net	126	177
Impairment of long-term investments	—	2,747
Changes in operating assets and liabilities:
Accounts receivable	(404)	1,600
Prepaid expenses and other assets	877	898
Accounts payable	1	(1,046)
Accrued and other current liabilities	(9,080)	(6,903)
Deferred revenue	418	(2,205)

Net cash used in continuing operating activities	(26,082)	(36,327)

Net cash used in discontinued activities	(191)	(182)

Net cash used in operating activities	(26,273)	(36,509)

Cash flows from investing activities:
Capital expenditures	(95)	(97)
Net proceeds from sale of Proteome facility	59	—
Purchases of marketable securities	(86,155)	(423,614)
Sales and maturities of marketable securities	85,074	323,068
Investing activities of discontinued operation	—	(21)

Net cash used in investing activities	(1,117)	(100,664)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	48	761
Net proceeds from issuance of convertible subordinated notes	—	242,500

Net cash provided by financing activities	48	243,261

Effect of exchange rate on cash and cash equivalents	(2)	61

Net increase (decrease) in cash and cash equivalents	(27,344)	106,149
Cash and cash equivalents at beginning of period	132,180	29,698

Cash and cash equivalents at end of period	$104,836	$135,847

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

In January 2005, we sold certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts (“Proteome”). The condensed consolidated financial statements for the three months ended March 31, 2004 have been restated to present the operations of our Proteome facility as a discontinued operation.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2005, condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2004 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The fair value of each option and employee purchase right was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2005	2004	2005	2004
Average risk-free interest rates	3.93%	2.28%	1.55%	1.52%
Average expected life (in years)	3.28	3.31	1.94	0.97
Volatility	86%	89%	66%	90%

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

	For the Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Net loss, as reported	$(20,131)	$(37,715)
Add: Stock-based employee compensation	51	173
Deduct: Total stock-based employee compensation determined under the fair value-based method for all awards	(2,184)	(1,487)

Pro forma net loss	$(22,264)	$(39,029)

Net loss per share:
Basic and diluted net loss per share-as reported	$(0.24)	$(0.52)

Basic and diluted net loss per share-as SFAS 123 adjusted	$(0.27)	$(0.54)

Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission delayed the implementation date of SFAS No. 123R for calendar-year-end companies to January 1, 2006. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. We are currently evaluating the requirements of SFAS No. 123R and expect that adoption of SFAS No. 123R will have a material impact on our consolidated financial position and consolidated results of operations. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, nor have we determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

3. Long-term investments

During the three months ended March 31, 2005 our investment in a publicly-held company accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, was reclassified from long-term investments to marketable securities based on management’s current plans for the investment. At March 31, 2005, the carrying value of our long-term investments consisted of equity investments in two privately-held companies accounted for under the cost method and the fair value of warrants to purchase common stock of one public company accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

The activity in our long-term investments, in any given quarter, may result in gains or losses on sales or impairment charges. Amounts realized upon disposition of these investments may be different from their carrying value.

4. Revenues

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods and services for the three months ended March 31, 2005 and 2004 were $0.0 million and $0.8 million, respectively. No new transactions in which there was a concurrent commitment by us to purchase goods or services were entered into during the three months ended March 31, 2005. Of commitments made in prior periods, we expensed $0.0 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively.

For the three months ended March 31, 2005, three customers contributed 67% of total revenues. For the three months ended March 31, 2004, four customers contributed 43% of total revenues.

One customer comprised 47% of the accounts receivable balance at March 31, 2005. Four customers comprised 50% of the accounts receivable balance at December 31, 2004.

5. Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Stock options and potential common shares issuable upon conversion of our subordinated notes were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented. The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	March 31,
	2005	2004
Outstanding stock options	7,818,272	9,102,214
Common shares issuable upon conversion of 3 1/2% Notes	22,284,625	22,284,625
Common shares issuable upon conversion of 5.5% Notes	1,900,043	2,469,667

Total potential common shares excluded from diluted net loss per share computation	32,002,940	33,856,506

6. Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with FASB Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). For the three months ended March 31, 2005, we recorded revenue from customers throughout the United States and in Canada, Germany, Japan and Sweden. Sales to international customers for the three months ended March 31, 2005 and 2004 were $0.4 million and $2.2 million, respectively.

7. Other expenses

Below is a summary of the activity related to other expenses recorded for the periods in which activity related to our restructuring programs has taken place through the three months ended March 31, 2005. The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2004	2005 Charges to Operations	2005 Charges Utilized	Accrual Balance at March 31, 2005
	(in thousands)
Restructuring expenses:
Workforce reduction	$6,745	$2	$(2)	$—	$—
Lease commitment and related costs	20,207	15,497	89	(600)	14,986
Other costs	671	—	160	(160)	—

Subtotal	27,623	15,499	247	(760)	14,986
Impairment of tenant improvements, equipment and other items	11,363	—	—	—	—
Impairment of gene and genomics-related patent costs	12,099	—	—	—	—

Total other expenses	$51,085	$15,499	$247	$(760)	$14,986

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance at December 31, 2004	2005 Charges to Operations	2005 Charges Utilized	Accrual Balance at March 31, 2005
	(in thousands)
Restructuring expenses:
Workforce reduction	$7,325	$—	$—	$—	$—
Equipment and other assets	8,662	—	—	—	—
Lease commitments and other restructuring charges	17,924	16,155	96	(757)	15,494

Other expenses	$33,911	$16,155	$96	$(757)	$15,494

Maxia Acquisition Costs

Below is a summary of activity related to accrued acquisition costs related to our 2003 acquisition of Maxia Pharmaceuticals, Inc. for the three months ended March 31, 2005. The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to this accrual at the point that the differences become determinable.

	Original Accrual	Accrual Balance at December 31, 2004	2005 Additions	2005 Accrual Utilized	Accrual Balance at March 31, 2005
	(in thousands)
Accrued acquisition costs:
Workforce reduction	$845	$—	$—	$—	$—
Lease commitments and other restructuring fees	2,016	2,373	—	(100)	2,273
Transaction fees	1,450	—	—	—	—

Accrued acquisition costs	$4,311	$2,373	$—	$(100)	$2,273

8. Litigation

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

9. Subsequent Event

In April 2005, we repurchased and retired a total of $9.0 million in face value of our 5.5% convertible subordinated notes due 2007 (the “5.5% Notes”). Subsequent to the repurchase, $119.1 million face value of the 5.5% Notes was outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of March 31, 2005 and our audited financial statements for the year-ended December 31, 2004 included in our Annual Report on Form 10-K previously filed with the SEC.

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

In addition to our Reverset development program, we have several internal drug discovery programs underway. The most advanced of these programs is focused on developing antagonists to a key chemokine receptor involved in inflammation called CCR2. We recently initiated a Phase IIa trial for the lead candidate from this program in patients with rheumatoid arthritis and we currently plan to initiate a Phase IIa clinical trial in obese insulin-resistant subjects in the second quarter of 2005. We believe that CCR2 receptor antagonists may represent a new class of compounds to treat various inflammation-driven diseases, including rheumatoid arthritis, multiple sclerosis, diabetes, and atherosclerosis. Our next most-advanced internal program involves novel sheddase inhibitors that we believe may have application in the treatment of breast cancer and other tumor types. A Phase I clinical trial for the lead sheddase inhibitor candidate was initiated in the first quarter of 2005. Earlier stage programs have generated other compounds with potential for applications in cancer, diabetes, inflammation and HIV.

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

In January 2005 we sold certain assets and liabilities related to our Proteome facility in Beverly, Massachusetts. The condensed consolidated financial statements for the three months ended March 31, 2004 have been restated to present the operations of our Proteome facility as a discontinued operation.

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

These CRO contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones. In the event that we prepay CRO fees for future milestones, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed based on the percentage of completion. Most professional fees, including project and clinical management, data management, monitoring, and medical writing fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date.

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

Restructuring Charges. Costs associated with restructuring activities initiated after December 31, 2002, are accounted for in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Costs associated with restructuring activities initiated prior to December 31, 2002 have been recorded in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”) and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges (“SAB 100”). Restructuring costs resulting from the Maxia Pharmaceuticals, Inc. (“Maxia”) acquisition have been recorded in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The restructuring charges are comprised primarily of costs to exit facilities, reduce our workforce, write-off fixed assets, and pay for outside services incurred in the restructuring. The workforce reduction charge is determined based on the estimated severance and fringe benefit charge for identified employees. In calculating the cost to exit the facilities, we estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, the amount, if any, of sublease receipts and real estate broker fees. This requires us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we perform an assessment of the affected facilities and considered the current market conditions for each site. We also estimate our credit adjusted risk free interest rate in order to discount our projected lease payments in accordance with SFAS 146. Estimates are also used in our calculation of the estimated realizable value on equipment that is being held for sale. These estimates are formed based on recent history of sales of similar equipment and market conditions. Our assumptions on either the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of fixed assets held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. We periodically evaluate current available information and adjust our restructuring reserve as necessary. We also make adjustments related to professional fees due to actual amounts being lower than originally estimated.

Results of Operations

We recorded net losses from continuing operations for the three months ended March 31, 2005 and 2004 of $20.3 million and $37.4 million, respectively. On a basic and diluted per share basis, net loss from continuing operations was $0.24 and $0.52 for the three months ended March 31, 2005 and 2004, respectively.

Revenues. Our revenues for the three months ended March 31, 2005 declined to $2.9 million from $5.5 million for the three months ended March 31, 2004. Revenues were derived exclusively from our information products, which include database subscriptions, licensing of our gene and gene-technology related intellectual property, and partner programs. The decline in revenues from 2004 to 2005 is attributable to the 2004 closure of our Palo Alto, California facility and the decision to discontinue offering information products. We expect that revenues generated from information products, including licensing of gene and gene-technology related intellectual property, will continue to decline as we focus on our drug discovery and development programs.

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods and services for the three months ended March 31, 2005 and 2004 were $0.0 million and $0.8 million, respectively. No new transactions in which there was a concurrent commitment by us to purchase goods or services were entered into during the three months ended March 31, 2005.

Operating Expenses. Total costs and expenses for the three months ended March 31, 2005 were $20.9 million compared with $38.7 million for the three months ended March 31, 2004. In conjunction with the 2004 restructuring program, we recorded a $7.6 million charge during the three months ended March 31, 2004 which is included in other expense in the accompanying condensed consolidated statements of operations. These restructuring charges related primarily to the closure of our Palo Alto facilities, and included previously capitalized equipment, a workforce reduction and other items.

Research and development expenses.

	For the three months ended March 31,
	2005	2004
	(in millions)
Salary and related benefits	$6.2	$9.2
Collaboration and outside services	6.6	7.5
Occupancy and all other costs	5.0	8.4

Total research and development expenses	$17.8	$25.1

We currently track research and development costs by natural expense line and not costs by project. These costs are exclusive of all charges related to the purchase of in-process research and development projects. The decrease from the three months ended March 31, 2004 to the three months ended March 31, 2005 was primarily the result of expenses eliminated by the 2004 restructuring program, partially offset by increased drug discovery and development costs.

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

Selling, general and administrative expenses.

	For the three months ended March 31,
	2005	2004
	(in millions)
Salary and benefits related	$1.2	$2.5
Other contract service and outside costs	1.6	3.4

Total selling, general and administrative expenses	$2.8	$5.9

The decrease from the three months ended March 31, 2004 to the three months ended March 31, 2005 was primarily the result of expenses eliminated through the restructuring programs, reduced legal expenses related to patent infringement litigation and arbitration, and a reduction in outside services related to transitioning our corporate headquarters functions from Palo Alto to Delaware. Regardless of the outcome, we expect our ongoing patent litigation to result in future costs to us, which could be substantial. We expect our total selling, general and administrative expenses to decline in 2005 from 2004 due to the impact of our 2004 restructuring program.

Other expenses. Total other expenses for the three months ended March 31, 2005 were $0.3 million compared with $7.6 million for the three months ended March 31, 2004. The three months ended March 31, 2004 included charges recorded in connection with our previously announced restructuring programs which included significant costs associated with the shutdown of our Palo Alto operations.

Interest and Other Income (Expense), Net. Interest and other income, net, for the three months ended March 31, 2005 was $2.2 million compared with an expense of $0.4 million for the three months ended March 31, 2004. The change is primarily attributable to $2.7 million of long-term investment impairment charges in the three months ended March 31, 2004. There were no such impairment charges in the three months ended March 31, 2005.

Interest Expense. Interest expense for the three months ended March 31, 2005 was $4.3 million compared with $3.5 million for the three months ended March 31, 2004. The increase in 2005 is due to a higher average outstanding balance related to our $250 million of 3 1/2 % convertible subordinated notes which were issued during the quarter ended March 31, 2004.

Gain/(Loss) on Certain Derivative Financial Instruments, Net. The losses on derivative financial instruments of $0.1 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively, represent the change in the fair value of certain long-term investments, specifically warrants held in another company, in accordance with FASB Statement No. 133 (“SFAS 133”). Gain (loss) on derivative financial instruments may fluctuate in any given period based upon current market conditions and is recognized during the period of change.

Provision for Income Taxes. Due to our net loss in the three months ended March 31, 2005 and in 2004, we have had no income taxes in 2005 and a minimal effective annual income tax rate in 2004. The income taxes for 2004 are primarily attributable to foreign withholding taxes.

Income (Loss) From Discontinued Operations. The income from discontinued operations of $0.2 million for the three months ended March 31, 2005 represents the gain on the disposal of our Proteome facility based in Beverly, Massachusetts, net of the loss from its operations through the January 17, 2005 disposal of the facility. The $0.3 million loss for the three months ended March 31, 2004 represents only the loss from operations for Proteome.

Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), which provides additional guidance for evaluating whether an investment is other-than-temporarily impaired and requires additional disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The guidance in EITF 03-1 for evaluating other-than-temporary impairments is effective for evaluations made in reporting periods beginning after June 15, 2004 and the disclosure requirements are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements 115 and 124. For all other investments within the scope of EITF 03-1, the disclosure requirements are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, under which the effective date for the measurement and recognition guidance of EITF 03-1 has been delayed pending further consideration of whether application guidance is necessary. We do not expect EITF 03-1 will have an impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission delayed the implementation date of SFAS No. 123R for calendar-year-end companies to January 1, 2006. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. We are currently evaluating the requirements of SFAS No. 123R and expect that adoption of SFAS No. 123R will have a material impact on our consolidated financial position and consolidated results of operations. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, nor have we determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See Stock-Based Compensation in Note 2 to the condensed consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2005, we had $448.7 million in cash, cash equivalents and marketable securities, compared with $469.8 million as of December 31, 2004. We have historically financed our operations primarily through the sale of equity securities, the issuance of convertible subordinated notes and cash received from our customers. We have classified all of our marketable securities as short-term, as we may choose not to hold our marketable securities until maturity. Available cash is invested in accordance with the primary objectives of our investment policy, including liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $26.3 million and $36.5 million for the three months ended March 31, 2005 and 2004, respectively. The $10.2 million decrease was due primarily to an $8.0 million decline in cash used to fund operating expenses and a $5.0 million decline in cash used for restructuring activities. These items were partially offset by a $1.9 million reduction in cash received from customer sales and increased interest costs of $0.8 million.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments. Net cash used in investing activities of $100.7 million for the three months ended March 31, 2004 represented primarily the investment of proceeds from the issuance of $250 million of 3 1/2% convertible subordinated notes due 2011 (the “3 1/2% Notes”) during that quarter. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $0.0 million and $243.3 million for the three months ended March 31, 2005 and 2004, respectively. During the first quarter of 2004, we issued a total of $250.0 million of the 3 1/2% Notes, which resulted in net proceeds of approximately $242.5 million.

The following summarizes our significant contractual obligations as of March 31, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1–3	Years 4–5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$378.1	$—	$128.1	$—	$250.0
Interest on convertible subordinated debt	66.6	15.8	24.5	17.5	8.8
Non-cancelable operating lease obligations:
Related to current operations	14.0	4.2	8.1	1.7	—
Related to vacated space	47.6	7.9	16.3	16.2	7.2

Total contractual obligations	$506.3	$27.9	$177.0	$35.4	$266.0

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.7 million (less than 1 year), $4.7 million (years 1-3), $3.5 million (years 4-5), and $1.6 million (over 5 years); these scheduled payments are not reflected in the above table.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

At March 31, 2005, we have a commitment to purchase up to $5.0 million of equity in Genomic Health, Inc. (“Genomic Health”), at the election of Genomic Health, which election may be made by Genomic Health at any time on or after January 1, 2005, provided certain conditions are met. To date, Genomic Health has not made such an election.

Additional commitments related to Maxia and Pharmasset, Inc. (“Pharmasset”) are also considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn-out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones have been achieved as of March 31, 2005.

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

In April 2005, we repurchased and retired a total of $9.0 million in face value of our 5.5% convertible subordinated notes due 2007 (the “5.5% Notes”). Subsequent to the repurchase, $119.1 million face value of the 5.5% Notes was outstanding.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary products, technologies and businesses; expenditures in connection with potential repayments of our 5.5% and 3 1/2% convertible subordinated notes due in 2007 and 2011, respectively; expenditures in connection with our drug discovery and development programs; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs, and in 2005, will not represent a significant source of cash inflow for us.

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

We are currently engaged in a number of different approaches to discover and develop novel drug candidates. At the present time, we have three drug candidates, Reverset, our lead CCR2 antagonist, and our lead sheddase inhibitor in Phase IIb, Phase IIa, and Phase I clinical trials, respectively. Our other internal drug discovery programs are focused on compounds with potential for applications in HIV, diabetes and cancer. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates.

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

In order to manufacture and commercialize drug products in the United States, our drug candidates will have to obtain regulatory approval from the Food and Drug Administration, or the FDA. Satisfaction of regulatory requirements typically takes many years. To obtain regulatory approval, we must first show that our drug products are safe and effective for target indications through preclinical testing (animal testing) and clinical trials (human testing). Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether the FDA will allow us to undertake clinical trials of any potential drug products in addition to Reverset, our lead compound from our CCR2 antagonist program and our lead sheddase inhibitor compound.

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

Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop. At the present time, we have three drug candidates, Reverset, our lead CCR2 antagonist, and our lead sheddase inhibitor in Phase IIb, Phase IIa, and Phase I clinical trials, respectively. Our other drug candidates are still undergoing preclinical testing. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

We may not be able to obtain sufficient quantities of our new drug products if the manufacturers do not have the capacity or capability to manufacture our products according to our schedule and specifications. Also, raw materials that may be required to manufacture any products we develop may only be available from a limited number of suppliers. If we have promised delivery of a new product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs would be delayed, and we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity. This expense would adversely affect our operating results. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The manufacturers we choose may not perform as agreed or may terminate their agreements with us. Foreign manufacturing approval processes typically include all of the risks associated with the FDA approval process for manufacturing described above and may also include additional risks.

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

Reverset, our lead CCR2 antagonist and our lead sheddase inhibitor are our only three drug candidates in clinical trials. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition. Even if Reverset, or another drug candidate that we develop, receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur. At this point, the regulatory agencies may require additional clinical trials or testing. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive and third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. Actions of governmental authorities and other groups could result in lower prices for certain drugs, including drugs that address HIV infection. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

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

As part of our business strategy, we have in the past and may in the future acquire assets, technologies, compounds and businesses. Our past acquisitions, such as the acquisition of Maxia have involved, and our future acquisitions may involve, risks such as the following:

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

We had net losses from inception in 1991 through 1996 and in 1999 through the quarter ended March 31, 2005. Because of those losses, we had an accumulated deficit of $756.4 million as of March 31, 2005. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2005 and in future periods as well.

We anticipate that our drug discovery and development efforts will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can commercialize a drug product. The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated revenues and we cannot assure you that we will generate revenues from the drug candidates that we license or develop for several years, if ever. We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we were successful in obtaining regulatory approvals for manufacturing and commercializing Reverset, our leading drug candidate, or another drug, we expect that we will continue to incur losses if our drug products do not generate significant revenues. If we achieve profitability we may not be able to sustain or increase profitability.

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

The market values of many of these investments can fluctuate significantly. We evaluate our long-term investments for impairment of their value on a quarterly basis. The volatility of the equity markets and the uncertainty of the biotechnology industry may result in fluctuations in the value of our investments in public companies. The value of our investments in private companies can fluctuate significantly. In past periods, market conditions have caused us to write-down the value of our private company investments, sometimes substantially, and market conditions may cause us to write down additional amounts. In addition, we have in the past written down the value of our debt investments in companies experiencing financial difficulties. Impairment could result in future charges to our earnings. Decreases in the value of our strategic investments may cause our losses to increase. As of March 31, 2005, the total aggregate value of our long-term investments was $7.3 million.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of March 31, 2005, we had total consolidated debt of $378.7 million and stockholders’ equity of $59.9 million. The indentures pursuant to which our outstanding convertible subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible subordinated notes. As of March 31, 2005, $128.1 million aggregate principal amount of our 5.5% convertible subordinated notes due 2007 were outstanding. Our annual interest payments for the 5.5% notes through 2006, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $7.0 million, and an additional $3.5 million in interest is payable in 2007. As of March 31, 2005, $250.0 million aggregate principal amount of our 3 1/2% convertible subordinated notes due 2011 were outstanding. Our annual interest payments for the 3 1/2% notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011. We intend to fulfill our debt service obligations from our existing cash and marketable securities. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our investments in short-term marketable securities. Our investment policy calls for investment in short term, low risk, investment-grade instruments. As of March 31, 2005, cash, cash equivalents and marketable securities were $448.7 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2005, the decline in fair value would not be material.

We are exposed to valuation risks related to our portfolio of long-term investments. These investments are primarily in small capitalization stocks of privately-held companies in the pharmaceutical/biotechnology industry sector and are primarily in companies with which we have or had research and development, licensing or other collaborative agreements. As of March 31, 2005, long-term investments were $7.3 million.

We are exposed to foreign exchange rate fluctuations as the financial results of our foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. All of our revenues are denominated in U.S. dollars. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of March 31, 2005, the impact to our financial position or results of operations would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

Item 1. Legal Proceedings

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

Item 6. Exhibits

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

INCYTE CORPORATION

Dated: May 6, 2005	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2005	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS Chief Financial Officer (Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.