Form 10-Q
period 2005-06-30
INCYTE CORP
filed 2005-08-05
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

☒   Yes     ☐   No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 83,411,948 as of July 29, 2005.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2005	December 31, 2004*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,177	$132,180
Marketable securities—available-for-sale	364,272	337,584
Accounts receivable, net	931	2,143
Prepaid expenses and other current assets	5,478	7,142
Assets of discontinued operation	—	2,264
Total current assets	407,858	481,313
Property and equipment, net	8,883	9,959
Long-term investments (1)	7,387	11,427
Intangible and other assets, net	12,519	14,220
Total assets	$436,647	$516,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,183	$2,321
Accrued compensation	5,111	7,876
Interest payable	5,553	6,217
Accrued and other current liabilities	5,878	4,838
Deferred revenue	751	1,807
Accrued restructuring and acquisition costs	5,557	5,873
Liabilities of discontinued operation	—	2,549
Total current liabilities	27,033	31,481
Convertible subordinated notes	349,506	378,766
Other liabilities	26,357	28,155
Total liabilities	402,896	438,402
Stockholders’ equity:
Preferred stock	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 83,405,329 and 83,022,414 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	83	83
Additional paid-in capital	818,016	817,150
Deferred stock-based compensation	(84)	(186)
Accumulated other comprehensive loss	(2,684)	(2,226)
Accumulated deficit	(781,580)	(736,304)
Total stockholders’ equity	33,751	78,517
Total liabilities and stockholders’ equity	$436,647	$516,919

*                         The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

(1)          Includes investments in companies considered related parties under SFAS 57 of $7.3 million and $11.3 million at June 30, 2005 and December 31, 2004, respectively.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$2,676	$4,006	$5,591	$9,488
Costs and expenses:
Research and development	26,556	24,451	44,320	49,561
Selling, general and administrative	2,734	5,634	5,534	11,080
Other expenses	446	34,537	789	42,671

Total costs and expenses	29,736	64,622	50,643	103,312

Loss from operations	(27,060)	(60,616)	(45,052)	(93,824)
Interest and other income, net (1)	5,420	2,387	7,571	1,973
Interest expense	(4,130)	(4,868)	(8,447)	(8,388)
Gain on debt repurchase	421	—	421	—
Gain/(loss) on certain derivative financial instruments, net	39	(77)	(87)	(254)

Loss from continuing operations before income taxes	(25,310)	(63,174)	(45,594)	(100,493)
Provision for income taxes	(156)	74	(156)	182

Loss from continuing operations	$(25,154)	$(63,248)	$(45,438)	$(100,675)

Income (loss) from discontinued operation, net of tax	9	(352)	162	(640)

Net loss	(25,145)	(63,600)	(45,276)	(101,315)

Basic and diluted net loss per share:

Continuing operations	$(0.30)	$(0.87)	$(0.54)	$(1.38)
Discontinued operations	—	—	—	(0.01)
	$(0.30)	$(0.87)	$(0.54)	$(1.39)

Shares used in computing basic and diluted net loss per share	83,303	72,929	83,176	72,786

(1)          Includes a gain on sale of securities of $2.8 million for the three and six months ended June 30, 2005 and a loss on long-term investments in companies considered related parties under SFAS 57 of $1.9 million for the six months ended June 30, 2004.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss	$(25,145)	$(63,600)	$(45,276)	$(101,315)

Other comprehensive loss:
Unrealized losses on marketable securities	(1,975)	(3,730)	(454)	(3,525)
Foreign currency translation adjustments	(2)	(4)	(4)	57

Other comprehensive loss	(1,977)	(3,734)	(458)	(3,468)

Comprehensive loss	$(27,122)	$(67,334)	$(45,734)	$(104,783)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(45,276)	$(101,315)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(162)	640
Non-cash restructuring charges and impairment of long-lived assets	789	42,179
Depreciation and amortization	2,561	6,552
Compensation expense on executive loans	18	38
Stock-based compensation	102	247
Loss on derivative financial instruments, net	87	254
Impairment of long-term investments	—	2,747
Gain on repurchase of convertible subordinated notes	(421)	—
Realized gain on long term investments.	(2,794)	(123)
Changes in operating assets and liabilities:
Accounts receivable	1,212	2,221
Prepaid expenses and other assets	2,161	4,173
Accounts payable	1,862	(1,531)
Accrued and other current liabilities	(5,289)	(15,252)
Deferred revenue	(1,056)	(2,551)
Net cash used in continuing operating activities	(46,206)	(61,721)
Net cash used in discontinued activities	(182)	(723)
Net cash used in operating activities	(46,388)	(62,444)
Cash flows from investing activities:
Capital expenditures	(977)	(382)
Net proceeds from sale of Proteome facility and equipment	59	—
Net proceeds from sale of equipment	—	724
Purchases of marketable securities	(235,078)	(470,256)
Proceeds from sale of long term investments	—	123
Sales and maturities of marketable securities	214,968	410,204
Investing activities of discontinued operation	—	(78)
Net cash used in investing activities	(21,028)	(59,665)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	867	2,787
Net proceeds from issuance of convertible subordinated notes	—	242,500
Repurchase of convertible subordinated notes	(28,450)	—
Net cash (used in) provided by financing activities	(27,583)	245,287
Effect of exchange rate on cash and cash equivalents	(4)	57
Net increase (decrease) in cash and cash equivalents	(95,003)	123,235
Cash and cash equivalents at beginning of period	132,180	29,698
Cash and cash equivalents at end of period	$37,177	$152,933

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

In January 2005, we sold certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts (“Proteome”).   The condensed consolidated financial statements for the three months and six months ended June 30, 2004 have been restated to present the operations of our Proteome facility as a discontinued operation.

2.      Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of June 30, 2005, condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.    The condensed consolidated balance sheet at December 31, 2004 has been derived from audited financial statements.

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

The fair value of each option and employee purchase right was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2005	2004	2005	2004	2005	2004	2005	2004

Average risk-free interest rates	3.85%	2.70%	3.92%	2.34%	3.64%	1.52%	3.64%	1.52%
Average expected life (in years)	3.20	3.07	3.27	3.28	0.50	0.97	0.50	0.97
Volatility	86%	88%	86%	89%	54%	90%	54%	90%

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

	For the Three Months Ended June 30 ,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net loss, as reported	$(25,145)	$(63,600)	$(45,276)	$(101,315)
Add: Stock-based employee compensation	51	122	102	295
Deduct: Total stock-based employee compensation determined under the fair value-based method for all awards	(2,574)	(521)	(4,707)	(2,008)

Pro forma net loss	$(27,668)	$(63,999)	$(49,881)	$(103,028)

Net loss per share:
Basic and diluted net loss per share-as reported	$(0.30)	$(0.87)	$(0.54)	$(1.39)

Basic and diluted net loss per share-as SFAS 123 adjusted	$(0.33)	$(0.88)	$(0.60)	$(1.42)

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

3.    Long-term investments and marketable securities

During the six months ended June 30, 2005 we sold our investment in a publicly-held company accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, for $5.7 million, resulting in a realized gain of $2.8 million.  At June 30, 2005, the carrying value of our long-term investments consisted of equity investments in two privately-held companies accounted for under the cost method and the fair value of warrants to purchase common stock of one public company accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

The activity in our long-term investments, in any given quarter, may result in gains or losses on sales or impairment charges.  Amounts realized upon disposition of these investments may be different from their carrying value.

4.      Revenues

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods and services was $0 for the three and six months ended June 30, 2005 and $0.8 million and $1.5 million, respectively, for the corresponding periods in 2004.  No new transactions in which there was a concurrent commitment by us to purchase goods or services were entered into during the six months ended June 30, 2005.

For the three and six months ended June 30, 2005, three and five customers, respectively, contributed 77% and 72%, respectively, of total revenues.   For the three and six months ended June 30, 2004, two and five customers, respectively, contributed 33% and 39%, respectively, of total revenues.

Three customers comprised 69% of the accounts receivable balance at June 30, 2005. Three customers comprised 46% of the accounts receivable balance at December 31, 2004.

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

	June 30,
	2005	2004
Outstanding stock options	7,912,538	8,194,334
Common shares issuable upon conversion of 3½% Notes	22,284,625	22,284,625
Common shares issuable upon conversion of 5.5% Notes	1,470,109	2,469,612
Total potential common shares excluded from diluted net loss per share computation	31,667,272	32,948,571

6.      Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with FASB Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). For the three and six months ended June 30, 2005, we recorded revenue from customers throughout the United States and in Canada, Switzerland, Germany, Japan, United Kingdom and Sweden. Sales to international customers for the three and six months ended June 30, 2005 were $1.9 million and $2.3 million, respectively, and $2.6 million and $4.7 million, respectively, in the corresponding periods of 2004.

7.      Debt

During the second quarter of 2005, through various transactions, we repurchased $29.0 million in face value of our 5.5% convertible subordinated notes due 2007 (“the 5.5% Notes”) on the open market.   One such transaction involved the repurchase, at a purchase price of 98.25% of face value, of $5.0 million in face value of such notes from a limited partnership of which Julian C. Baker, a director of the Company, is a controlling member of the general partner of the general partner and may have a pecuniary interest.  Mr. Baker did not participate in the Company’s decision to engage in such a repurchase transaction.  The price paid by the Company in such repurchase transaction was equal to the price paid by the Company to an independent third party in a comparable transaction negotiated on an arms’-length basis a short time prior to such repurchase transaction.

8.      Other expenses

Below is a summary of the activity related to other expenses recorded for the periods in which activity related to our restructuring programs has taken place through the six months ended June 30, 2005. The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates.  Changes will be made to the restructuring accrual at the point that the differences become determinable.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2004	2005 Charges to Operations	2005 Charges Utilized	Accrual Balance at June 30, 2005
	(in thousands)
Restructuring expenses:
Workforce reduction	$6,745	$2	$(2)	$—	$—
Lease commitment and related costs	20,207	15,497	362	(1,334)	14,525
Other costs	671	—	216	(216)	—
Subtotal	27,623	15,499	576	(1,550)	14,525
Impairment of tenant improvements, equipment and other items	11,363	—	—	—	—
Impairment of gene and genomics-related patent costs	12,099	—	—	—	—
Total other expenses	$51,085	$15,499	$576	$(1,550)	$14,525

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance at December 31, 2004	2005 Charges to Operations	2005 Charges Utilized	Accrual Balance at June 30, 2005
	(in thousands)
Restructuring expenses:
Workforce reduction	$7,325	$—	$—	$—	$—
Equipment and other assets	8,662	—	—	—	—

Lease commitments and other restructuring charges	17,924	16,155	73	(1,128)	15,100
Other expenses	$33,911	$16,155	$73	$(1,128)	$15,100

Maxia Acquisition Costs

Below is a summary of activity related to accrued acquisition costs related to our 2003 acquisition of Maxia Pharmaceuticals, Inc. for the six months ended June 30, 2005.  The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events that will occur in the future.  It is possible that the actual outcome of certain events may differ from the estimates.  Changes will be made to this accrual at the point that the differences become determinable.

	Original Accrual	Accrual Balance at December 31, 2004	2005 Additions	2005 Accrual Utilized	Accrual Balance at June 30, 2005
	(in thousands)
Accrued acquisition costs:
Workforce reduction	$845	$—	$—	$—	$—
Lease commitments and other restructuring fees	2,016	2,373	140	(224)	2,289
Transaction fees	1,450	—	—	—	—
Accrued acquisition costs	$4,311	$2,373	$140	$(224)	$2,289

9.      Litigation

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

10.             Subsequent Event

In July 2005, we repurchased and retired, a total of $7.5 million in face value of the 5.5% Notes.  Subsequent to the repurchase, $91.6 million in face value of the 5.5% Notes were outstanding.  In July 2005, a performance milestone was achieved under our collaborative licensing agreement with Pharmasset, Inc. under which we are required to make a payment of $1.5 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2005 and our audited financial statements for the year-ended December 31, 2004 included in our Annual Report on Form 10-K previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. These statements can often be identified by the use of forward-looking terminology such as “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” “may,” or “will,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to the discovery, development, formulation, manufacturing and commercialization of our compounds and our product candidates; the increase in our drug discovery and development efforts; the expected timing, progress, results and other information regarding our preclinical testing and clinical trials; conducting clinical trials internally, with collaborators, or with contract research organizations; our collaboration and strategic alliance efforts; anticipated benefits and disadvantages of entering into collaboration agreements; the regulatory approval process; the safety, effectiveness and potential benefits and indications of our product candidates and other compounds under development; potential uses for our product candidates and our other compounds; our ability to manage expansion of our drug discovery and development operations; future required expertise relating to clinical trials, manufacturing, sales and marketing; obtaining licenses to products, compounds or technology, or other intellectual property rights; the receipt of or payments to collaborators resulting from milestones or royalties; difficulties resulting from the discontinuation of certain of our information product-related activities, including the amendment, termination or transition of customer contracts; expected expenses and expenditure levels; expected revenues and sources of revenues; expected losses; our profitability; the adequacy of our capital resources; the need to raise additional capital; the costs associated with resolving matters currently in litigation; our expectations regarding competition; our long-term investments, including anticipated expenditures, losses and expenses; costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights; the adequacy of our current facilities; our ability to obtain, maintain or increase coverage of product liability and other insurance; adequacy of our product liability insurance; and our indebtedness.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to, our ability to discover, develop, formulate, manufacture and commercialize a drug candidate or product; the risk of unanticipated delays in research and development efforts; the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results; risks relating to the conduct of our clinical trials; changing regulatory requirements;  the risk of adverse safety findings; the risk that results of our clinical trials do not support submission of a marketing approval application for our product candidates; the risk of significant delays or costs in obtaining regulatory approvals; risks relating to our reliance on third party manufacturers and contract research organizations; continuing trends with respect to reduced pharmaceutical and biotechnology research spending; risks relating to the development of new products and their use by us and our potential collaborators; our ability to in-license a potential drug compound or drug candidate; the cost of accessing, licensing or acquiring potential drug compounds or drug candidates developed by other companies; the risk that our product candidates may not obtain regulatory approval; the impact of technological advances and competition; the ability to compete against third parties with greater resources than ours; competition to develop and commercialize similar drug products; uncertainties relating to the continuing access and use of our Delaware headquarters; our ability to obtain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage; the impact of changing laws on our patent portfolio; developments in and expenses relating to litigation; the results of businesses in which we have made investments; our ability to obtain additional capital when needed; our history of operating losses and the risks set forth under “Factors That May Affect Results.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results,” all references to “Incyte,”  “we,” “us,” or “our” mean Incyte Corporation and our subsidiaries.

Incyte is our registered trademark. We also refer to trademarks of other corporations and organizations in this document.

Overview

Incyte is focused on the discovery and development of novel, small molecule drugs to treat major medical conditions, including infection with human immunodeficiency virus, or HIV, inflammatory disorders, cancer and diabetes. We are using our expertise in medicinal chemistry, and molecular, cellular and in vivo biology to discover and develop novel drugs. Our most advanced product candidate, ReversetTM, is a nucleoside analog reverse transcriptase inhibitor, or NRTI, that is being developed as a once-a-day oral therapy for use in combination with other antiviral drugs for patients with HIV infections.   Reverset is currently in Phase IIb clinical trials to treat patients infected with HIV.   We plan to schedule an end-of-Phase II meeting with the FDA during the third quarter of 2005 and anticipate initiating pivotal Phase III trials in treatment-experienced HIV patients in the fourth quarter of 2005.

In addition to our Reverset development program, we have several internal drug discovery programs underway. The most advanced of these programs is focused on developing antagonists to a key chemokine receptor involved in inflammation called CCR2.  We recently initiated a Phase IIa trial for the lead candidate from this program in patients with rheumatoid arthritis and a Phase IIa clinical trial in obese insulin-resistant subjects.  We believe that CCR2 receptor antagonists may represent a new class of compounds to treat various inflammation-driven diseases, including rheumatoid arthritis, multiple sclerosis, diabetes, and atherosclerosis.  Our next most-advanced internal program involves novel sheddase inhibitors that we believe may have application in the treatment of breast cancer and other tumor types.  A Phase I clinical trial for the lead sheddase inhibitor candidate was initiated in the first quarter of 2005.  Earlier stage programs have generated other compounds with potential for applications in cancer, diabetes, inflammation and HIV.

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

In January 2005 we sold certain assets and liabilities related to our Proteome facility in Beverly, Massachusetts.  The condensed consolidated financial statements for the three and six months ended June 30, 2004 have been restated to present the operations of our Proteome facility as a discontinued operation.

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

Research and Development Costs.  In accordance with Statement of Financial Accounting Standards No. 2 (“SFAS 2”), Accounting for Research and Development Costs, it is our policy to expense research and development costs as incurred.  We often contract with clinical research organizations (“CRO’s”) to facilitate, coordinate and perform agreed upon research and development of a new drug.  To ensure that research and development costs are expensed as incurred, we record monthly accruals for clinical trials and preclinical testing costs based on the work performed under the contract.

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

Results of Operations

We recorded a net loss of $25.1 million and $45.3 million and basic and diluted net loss per share of $0.30 and $0.54 per share for the three and six months ended June 30, 2005, respectively, as compared to a net loss of $63.6 million and $101.3 million and basic and diluted net loss per share of $0.87 and $1.39 per share in the corresponding periods in 2004.

Revenues.     Our revenues for the three and six months ended June 30, 2005 declined to $2.7 million and $5.6 million, respectively, from $4.0 million and $9.5 million for the three and six months ended June 30, 2004. Revenues were derived exclusively from our information products, which include database subscriptions, licensing of our gene- and genomic-related intellectual property, and partner programs.   The decline in revenues from 2004 to 2005 is attributable to the 2004 closure of our Palo Alto, California facility and the decision to discontinue offering information products. We expect that revenues generated from information products, including licensing of gene and gene-technology related intellectual property, will continue to decline as we focus on our drug discovery and development programs.

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods and services were $0 for the three and six months ended June 30, 2005 and $0.8 million and $1.5 million, respectively, for the corresponding periods in 2004. No new transactions in which there was a concurrent commitment by us to purchase goods for services were entered into during the six months ended June 30, 2005.

Operating Expenses.     Total costs and expenses for the three and six months ended June 30, 2005 were $29.7 million and $50.6 million, respectively, compared to $64.6 million and $103.3 million for the corresponding periods in 2004. In conjunction with the 2004 restructuring program, we recorded $0.4 million and $0.8 million, respectively, during the three and six months ended June 30, 2005, compared to $34.5 million and $42.7 million for the corresponding periods in 2004, which is included in other expense in the accompanying condensed consolidated statements of operations. These restructuring charges include charges related to the closure of our Palo Alto facilities, previously capitalized equipment, a workforce reduction and other items.

Research and development expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Salary and benefits related	$6.2	$7.0	$12.5	$16.2
Collaboration and outside services	14.5	8.8	21.0	16.4
Occupancy and all other costs	5.9	8.7	10.8	17.0

Total research and development expenses	$26.6	$24.5	$44.3	$49.6

We currently track research and development costs by natural expense line and not costs by project. These costs are exclusive of all charges related to the purchase of in-process research and development projects.  For salary and benefits related costs and occupancy, the decrease from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005 was primarily the result of expenses eliminated by the 2004 restructuring program.    For collaboration and outside services, the increase from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005 was primarily the result of increased drug discovery and development costs.

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

Selling, general and administrative expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2005	2004	2005	2004
	(in millions)
Salary and benefits related	$1.5	$2.5	$3.1	$5.0
Other contract service and outside costs	1.2	3.1	2.4	6.1

Total selling, general and administrative expenses	$2.7	$5.6	$5.5	$11.1

The decrease from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005 was primarily the result of expenses eliminated through the restructuring programs, reduced legal expenses related to patent infringement litigation, arbitration, prosecution and maintenance, and a reduction in outside services related to transitioning our corporate headquarters functions from Palo Alto to Delaware. Regardless of the outcome, we expect our ongoing patent litigation to result in future costs to us, which could be substantial. We expect our total selling, general and administrative expenses to decline in 2005 due to the impact of our 2004 restructuring program.

Other expenses.     Total other expenses for the three and six months ended June 30, 2005 were $0.4 million and $0.8 million, respectively, compared to $34.5 million and $42.7 million, respectively, for the corresponding periods in 2004, and represent charges recorded in connection with previously announced restructuring programs.   The three and six months ended June 30, 2004 included charges recorded in connection with the shutdown of our Palo Alto operations.

Interest and Other Income (Expense), net.     Interest and other income, net, for the three and six months ended June 30, 2005 was $5.4 million and $7.6 million, respectively, compared to $2.4 million and $2.0 million, respectively, for the corresponding periods in 2004. The change is primarily attributable to $2.8 million realized gain related to the sale of securities in the three months ended June 30, 2005.

Interest Expense.    Interest expense for the three and six months ended June 30, 2005 was $4.1 million and $8.4 million, respectively, compared to $4.9 million and $8.4 million, respectively, for the corresponding periods in 2004.  The decrease for the three months ended June 30, 2005 is due to a lower average outstanding balance related to the 5.5% convertible subordinated notes due 2007 (“the 5.5% Notes”), of which a portion were repurchased in the three months ended June 30, 2005.

Gain on Repurchase of Convertible Subordinated Notes.    In 2005 we repurchased $29.0 million in face value of the 5.5% Notes on the open market. The repurchase resulted in a gain of $0.4 million for the three and six months ended June 30, 2005.  There were no such gains in the three and six months ended June 30, 2004.

Gain/ (Loss) on Certain Derivative Financial Instruments, net.     The gain and loss on derivative financial instruments of $0.1 million and $0.1 million, respectively, in the three and six months ended June 30, 2005 and the losses of $0.1 million and $0.3 million, respectively, in the three and six months ended June 30, 2004 represent the change in the fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133 (“SFAS 133”).

Provision for Income Taxes.     Due to our net loss in the three and six months ended June 30, 2005 and in 2004, we have a minimal effective annual income tax rate.

Income (Loss) From Discontinued Operations, net.  The income from discontinued operations of $0.2 million for the six months ended June 30, 2005 represents the gain on the disposal of our Proteome facility based in Beverly, Massachusetts, net of the loss from its operations through the January 17, 2005 disposal of the facility.  The $0.4 million and $0.6 million losses, respectively, for the three and six months ended June 30, 2004 represents only the loss from operations for Proteome.

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

Liquidity and Capital Resources

As of June 30, 2005, we had $401.4 million in cash, cash equivalents and marketable securities, compared with $469.8 million as of December 31, 2004.  We have historically financed our operations primarily through the sale of equity securities, the issuance of convertible subordinated notes and cash received from our customers.  We have classified all of our marketable securities as short-term, as we may choose not to hold our marketable securities until maturity.  Available cash is invested in accordance with the primary objectives of our investment policy, including liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $46.4 million and $62.4 million for the six months ended June 30, 2005 and 2004, respectively. The $16.0 million decrease was due primarily to a $19.2 million decline in cash used to fund operating expenses and a $0.5 million decline in cash used for restructuring activities.  These items were partially offset by a $3.4 million decrease in cash received from customer sales and increased tax expense and interest costs of $0.3 million.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments.  Net cash used in investing activities of $21.0 million for the six months ended June 30, 2005 represented primarily purchases of marketable securities of $235.1 million, offset by sales and maturities of marketable securities of $215.0 million. Sales and maturities of marketable securities include $5.7 million of proceeds from the sale of our investment in a publicly-held company.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash used in financing activities was $27.6 million and provided by financing activities was $245.3 million for the six months ended June 30, 2005 and 2004, respectively.   During the first quarter of 2004, we issued a total of $250.0 million of the 3½% convertible subordinated notes due 2011 (“the 3½% Notes”), which resulted in net proceeds of approximately $242.5 million.  During the second quarter of 2005, we paid $28.5 million in connection with repurchases of our 5.5% Notes, offset partially by $0.9 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of June 30, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1–3	Years 4–5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$349.1	$—	$99.1	$—	$250.0
Interest on convertible subordinated debt	63.4	14.2	22.9	17.5	8.8
Non-cancelable operating lease obligations:
Related to current operations	13.4	4.3	8.4	0.7	—
Related to vacated space	45.7	7.9	16.4	16.2	5.2
Total contractual obligations	$471.6	$26.4	$146.8	$34.4	$264.0

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations.  We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.4 million (less than 1 year), $3.8 million (years 1-3), $3.3 million (years 4-5), and $1.2 million (over 5 years); these scheduled payments are not reflected in the above table.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

At June 30, 2005, we have a commitment to purchase up to $5.0 million of equity in Genomic Health, Inc. (“Genomic Health”), at the election of Genomic Health, which election may be made by Genomic Health at any time on or after January 1, 2005, provided certain conditions are met.

Additional commitments related to Maxia and Pharmasset, Inc. (“Pharmasset”) are also considered contingent commitments as future events must occur to cause these commitments to be enforceable.  In February 2003, we completed our acquisition of Maxia.  Under the merger agreement, former Maxia stockholders have the right to receive certain earn-out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger.  In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement.  None of these milestones have been achieved as of June 30, 2005.

Under the terms of our collaborative licensing agreement with Pharmasset, we agreed to pay Pharmasset certain future performance milestone payments and future royalties on net sales.  One of the performance milestones was achieved in July 2005, requiring us to pay $1.5 million to Pharmasset.

We have entered into and intend to continue to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs.  Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

In July 2005, we repurchased and retired, a total of $7.5 million in face value of the 5.5% Notes.  Subsequent to the repurchase, $91.6 million in face value of the 5.5% Notes were outstanding.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary products, technologies and businesses; expenditures in connection with potential repayments of our 5.5% Notes and 3½% convertible subordinated notes; expenditures in connection with our drug discovery and development programs; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs, and in 2005, will not represent a significant source of cash inflow for us.

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

Completion of clinical trials may take several years and failure may occur at any stage of testing. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. Interim results of a preclinical test or clinical trial do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. For example, a drug candidate that is successful at the preclinical level may cause harmful or dangerous side effects when tested at the clinical level. Our rate of commencement and completion of clinical trials including our anticipated time frame and our ability to advance Reverset to phase III clinical trials may depend on or may be delayed by many factors, including:

•      the high degree of risk associated with drug development;

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

•      government or regulatory agencies may reach different conclusions as to clinical trial designs or results; or

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

We may not be able to obtain sufficient quantities of our new drug products if the manufacturers do not have the capacity or capability to manufacture our products according to our schedule and specifications. Also, raw materials that may be required to manufacture any products we develop may only be available from a limited number of suppliers. If we have promised delivery of a new product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs would be delayed, and we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity. This expense would adversely affect our operating results. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The manufacturers we choose may not perform as agreed or may terminate their agreements with us.  Foreign manufacturing approval processes typically include all of the risks associated with the FDA approval process for manufacturing and may also include additional risks.

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

We had net losses from inception in 1991 through 1996 and in 1999 through the quarter ended June 30, 2005. Because of those losses, we had an accumulated deficit of $781.6 million as of June 30, 2005. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2005 and in future periods as well.

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

The market values of many of these investments can fluctuate significantly. We evaluate our long-term investments for impairment of their value on a quarterly basis. The volatility of the equity markets and the uncertainty of the biotechnology industry may result in fluctuations in the value of our investments in public companies. The value of our investments in private companies can fluctuate significantly. In past periods, market conditions have caused us to write-down the value of our private company investments, sometimes substantially, and market conditions may cause us to write down additional amounts. In addition, we have in the past written down the value of our debt investments in companies experiencing financial difficulties. Impairment could result in future charges to our earnings. Decreases in the value of our strategic investments may cause our losses to increase. As of June 30, 2005, the total aggregate value of our long-term investments was $7.3 million.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of June 30, 2005, we had total consolidated debt of $349.5 million and stockholders’ equity of $33.8 million. The indentures pursuant to which our outstanding convertible subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible subordinated notes. As of June 30, 2005, $99.1 million aggregate principal amount of our 5.5% convertible subordinated notes due 2007 were outstanding. Our annual interest payments for the 5.5% notes through 2006, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.4 million, and an additional $2.7 million in interest is payable in 2007. As of June 30, 2005, $250.0 million aggregate principal amount of our 3 ½% convertible subordinated notes due 2011 were outstanding.  Our annual interest payments for the 3 ½% notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011. We intend to fulfill our debt service obligations from our existing cash and marketable securities. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our investments in short-term marketable securities. Our investment policy calls for investment in short term, low risk, investment-grade instruments.  As of June 30, 2005, cash, cash equivalents and marketable securities were $401.4 million.  Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2005, the decline in fair value would not be material.

We are exposed to valuation risks related to our portfolio of long-term investments. These investments are primarily in small capitalization stocks of privately-held companies in the pharmaceutical/biotechnology industry sector and are primarily in companies with which we have or had research and development, licensing or other collaborative agreements. As of June 30, 2005, long-term investments were $7.3 million.

We are exposed to foreign exchange rate fluctuations as the financial results of our foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. All of our revenues are denominated in U.S. dollars. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. If currency exchange rates were to fluctuate immediately and uniformly by 10% from levels as of June 30, 2005, the impact to our financial position or results of operations would not be material.

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

Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described above in Item 4 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

On June 1, 2005, we held our Annual Meeting of Stockholders.

The following actions were taken at the annual meeting:

1. The following Directors were elected:

	For	Withheld

Richard U. De Schutter	61,972,176	4,520,069

Barry M. Ariko	61,956,401	4,535,844

Julian C. Baker	61,973,266	4,518,979

Paul A. Brooke	61,848,543	4,643,702

Frederick B. Craves	62,075,596	4,416,649

Paul A. Friedman	62,103,431	4,388,814

Roy A. Whitfield	61,908,199	4,584,046

2. The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm was approved.

For	Against	Abstain

64,480,619	1,973,477	38,149

3.  The amendment to our 1993 Directors’ Stock Option Plan was approved.

For	Against	Abstain

40,417,886	9,105,384	37,986

Item 6.     Exhibits

Exhibit Number	Description of Document

10.4 #	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended and restated

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

#    Indicates management contract or compensatory plan or arrangement.

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

INCYTE CORPORATION

Dated:	August 5, 2005	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2005	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

10.4 #	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended and restated

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

#      Indicates management contract or compensatory plan or arrangement.

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