Form 10-Q
period 2005-09-30
INCYTE CORP
filed 2005-11-01
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 0-27488

INCYTE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3136539
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Experimental Station, Route 141 & Henry Clay Road,

Building E336, Wilmington, DE  19880

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

☒   Yes     ☐   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes     ☒   No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 83,421,780 as of October 26, 2005.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2005	December 31, 2004*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,197	$132,180
Marketable securities—available-for-sale	314,841	337,584
Accounts receivable, net	1,045	2,143
Prepaid expenses and other current assets	5,738	7,142
Assets of discontinued operation	—	2,264
Total current assets	370,821	481,313

Property and equipment, net	8,119	9,959
Long-term investments (1)	7,386	11,427
Intangible and other assets, net	11,783	14,220
Total assets	$398,109	$516,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,372	$2,321
Accrued compensation	6,210	7,876
Interest payable	1,935	6,217
Accrued and other current liabilities	8,764	4,838
Deferred revenue	742	1,807
Accrued restructuring and acquisition costs	5,261	5,873
Liabilities of discontinued operation	—	2,549
Total current liabilities	27,284	31,481

Convertible subordinated notes	341,919	378,766
Other liabilities	25,391	28,155
Total liabilities	394,594	438,402

Stockholders’ equity:
Preferred stock	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 83,421,780 and 83,022,414 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	83	83
Additional paid-in capital	818,103	817,150
Deferred stock-based compensation	(34)	(186)
Accumulated other comprehensive loss	(2,846)	(2,226)
Accumulated deficit	(811,791)	(736,304)
Total stockholders’ equity	3,515	78,517
Total liabilities and stockholders’ equity	$398,109	$516,919

*                         The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

(1)          Includes investments in companies considered related parties under SFAS 57 of $7.3 million and $11.3 million at September 30, 2005 and December 31, 2004, respectively.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$1,228	$2,332	$6,818	$11,821
Costs and expenses:
Research and development	27,356	17,648	71,676	67,210
Selling, general and administrative	2,710	4,898	8,244	15,979
Other expenses	299	(132)	1,088	42,538

Total costs and expenses	30,365	22,414	81,008	125,727

Loss from operations	(29,137)	(20,082)	(74,190)	(113,906)
Interest and other income (expense), net (1)	2,656	(571)	10,228	1,403
Interest expense	(3,810)	(4,623)	(12,257)	(13,011)
Gain (loss) on repurchase of convertible subordinated notes	85	(226)	506	(226)
Loss on certain derivative financial instruments, net	(1)	(216)	(89)	(470)

Loss from continuing operations before income taxes	(30,207)	(25,718)	(75,802)	(126,210)
Provision (benefit)for income taxes	—	—	(156)	182

Loss from continuing operations	$(30,207)	$(25,718)	$(75,646)	$(126,392)

Income (loss) from discontinued operation, net of tax	(3)	(258)	159	(899)

Net loss	(30,210)	(25,976)	(75,487)	(127,291)

Basic and diluted net loss per share:

Continuing operations	$(0.36)	$(0.35)	$(0.91)	$(1.73)
Discontinued operations	—	—	—	(0.01)
	$(0.36)	$(0.35)	$(0.91)	$(1.74)

Shares used in computing basic and diluted net loss per share	83,414	73,323	83,213	72,966

(1)          Includes a gain on sale of securities of $2.8 million for the nine months ended September 30, 2005 and a loss on long-term investments in companies considered related parties under SFAS 57 of $1.9 million for the nine months ended September 30, 2004.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss	$(30,210)	$(25,976)	$(75,487)	$(127,291)

Other comprehensive loss:
Unrealized losses on marketable securities	(159)	2,839	(612)	(686)
Foreign currency translation adjustments	(4)	7	(8)	64

Other comprehensive loss	(163)	2,846	(620)	(622)

Comprehensive loss	$(30,373)	$(23,130)	$(76,107)	$(127,913)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(75,487)	$(127,291)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(159)	899
Non-cash restructuring charges and impairment of long-lived assets	1,088	25,176
Depreciation and amortization	6,516	10,573
Compensation expense on executive loans	18	56
Stock-based compensation	152	368
Loss on derivative financial instruments, net	89	470
Impairment of long-term investments	—	5,247
Loss (gain) on repurchase of convertible subordinated notes	(506)	226
Realized gain on long term investments	(2,791)	(123)
Changes in operating assets and liabilities:
Accounts receivable	1,097	3,557
Prepaid expenses and other assets	1,812	5,034
Accounts payable	2,051	(3,523)
Accrued and other current liabilities	(6,486)	(4,280)
Deferred revenue	(1,065)	(2,527)
Net cash used in continuing operating activities	(73,671)	(86,138)
Net cash used in discontinued activities	(182)	(1,040)
Net cash used in operating activities	(73,853)	(87,178)
Cash flows from investing activities:
Capital expenditures	(1,179)	(705)
Net proceeds from sale of Proteome facility and equipment	59	—
Net proceeds from sale of equipment	—	1,491
Purchases of marketable securities	(290,764)	(619,173)
Proceeds from sale of long term investments	—	123
Sales and maturities of marketable securities	317,647	546,509
Investing activities of discontinued operation	—	(117)
Net cash provided by (used in) investing activities	25,763	(71,872)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	953	3,924
Net proceeds from issuance of convertible subordinated notes	—	242,500
Repurchase of convertible subordinated notes	(35,838)	(38,412)
Net cash (used in) provided by financing activities	(34,885)	208,012
Effect of exchange rate on cash and cash equivalents	(8)	64
Net increase (decrease) in cash and cash equivalents	(82,983)	49,026
Cash and cash equivalents at beginning of period	132,180	29,698
Cash and cash equivalents at end of period	$49,197	$78,724

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

In January 2005, we sold certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts (“Proteome”).   The condensed consolidated financial statements for the three months and nine months ended September 30, 2004 have been restated to present the operations of our Proteome facility as a discontinued operation.

2.      Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of September 30, 2005, condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.    The condensed consolidated balance sheet at December 31, 2004 has been derived from audited financial statements.

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

The fair value of each option and employee purchase right was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2005	2004	2005	2004	2005	2004	2005	2004

Average risk-free interest rates	3.98%	2.74%	3.93%	2.34%	3.95%	1.55%	3.95%	1.54%
Average expected life (in years)	3.43	2.44	3.28	3.28	.50	1.43	.50	1.15
Volatility	86%	88%	86%	89%	97%	90%	97%	90%

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

For purposes of disclosures pursuant to SFAS 123, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), the estimated fair value of options is amortized over the options’ vesting period.  The following illustrates the pro forma effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123.

	For the Three Months Ended September 30 ,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net loss, as reported	$(30,210)	$(25,976)	$(75,487)	$(127,291)
Add: Stock-based employee compensation	51	121	152	416
Deduct: Total stock-based employee compensation determined under the fair value-based method for all awards	(2,686)	(2,098)	(7,496)	(4,106)

Pro forma net loss	$(32,845)	$(27,953)	$(82,831)	$(130,981)

Net loss per share:
Basic and diluted net loss per share-as reported	$(0.36)	$(0.35)	$(0.91)	$(1.74)

Basic and diluted net loss per share-as SFAS 123 adjusted	$(0.39)	$(0.38)	$(1.00)	$(1.80)

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

3.    Long-term investments and marketable securities

During the nine months ended September 30, 2005 we sold our investment in a publicly-held company accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, for $5.7 million, resulting in a realized gain of $2.8 million.  At September 30, 2005, the carrying value of our long-term investments consisted of equity investments in two privately-held companies accounted for under the cost method and the fair value of warrants to purchase common stock of one public company accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

During the three and nine months ended September 30, 2004, we recorded impairment charges of $2.5 million and $5.2 million, respectively, to reduce the carrying value of our investments in three privately-held investees by $2.5 million, $1.9 million and $0.8 million, respectively, because the investees had less than six months of cash and the likelihood of future debt or equity financing by the investees was remote.  There were no such impairment charges during the three and nine months ended September 30, 2005.

The activity in our long-term investments, in any given quarter, may result in gains or losses on sales or impairment charges.  Amounts realized upon disposition of these investments may be different from their carrying value.

4.      Revenues

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods and services was $0 for the three and nine months ended September 30, 2005 and $0.0 million and $1.5 million, respectively, for the corresponding periods in 2004.  No new transactions in which there was a concurrent commitment by us to purchase goods or services were entered into during the nine months ended September 30, 2005.

For the three and nine months ended September 30, 2005, four and eight customers, respectively, contributed 91% and 75%, respectively, of total revenues.   For the three and nine months ended September 30, 2004, two and seven customers, respectively, contributed 27% and 36%, respectively, of total revenues.

Four customers comprised 79% of the accounts receivable balance at September 30, 2005. Three customers comprised 46% of the accounts receivable balance at December 31, 2004.

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

	September 30,
	2005	2004
Outstanding stock options	7,941,497	6,746,632
Common shares issuable upon conversion of 3½% Notes	22,284,625	22,284,625
Common shares issuable upon conversion of 5.5% Notes	1,470,109	1,911,105
Total potential common shares excluded from diluted net loss per share computation	31,696,231	30,942,362

6.      Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with FASB Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). For the three and nine months ended September 30, 2005, we recorded revenue from customers throughout the United States and in Canada, Switzerland, Germany, Japan, United Kingdom and Sweden. Sales to international customers for the three and nine months ended September 30, 2005 were $0.4 million and $2.7 million, respectively, and $1.7 million and $6.4 million, respectively, in the corresponding periods of 2004.

7.      Debt

During the nine months ended September 30, 2005, through various transactions, we repurchased $36.5 million in face value of our 5.5% convertible subordinated notes due 2007 (“the 5.5% Notes”) on the open market.   One such transaction involved the repurchase, at a purchase price of 98.25% of face value, of $5.0 million in face value of such notes from a limited partnership of which Julian C. Baker, a director of the Company, is a controlling member of the general partner of the general partner and may have a pecuniary interest.  Mr. Baker did not participate in the Company’s decision to engage in such a repurchase transaction.  The price paid by the Company in such repurchase transaction was equal to the price paid by the Company to an independent third party in a comparable transaction negotiated on an arms’-length basis a short time prior to such repurchase transaction.

At September 30, 2005 the carrying value of our 3½% convertible subordinated notes due 2011 (the “3½% Notes”) was $250.0 million while the fair market value was approximately $189.0 million.  The carrying value of our 5.5% Notes approximated fair market value at September 30, 2005.

8.      Other expenses

Below is a summary of the activity related to other expenses recorded for the periods in which activity related to our restructuring programs has taken place through the nine months ended September 30, 2005. The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates.  Changes will be made to the restructuring accrual at the point that the differences become determinable.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2004	2005 Charges to Operations	2005 Charges Utilized	Accrual Balance at September 30, 2005
	(in thousands)
Restructuring expenses:
Workforce reduction	$6,745	$2	$(2)	$—	$—
Lease commitment and related costs	20,207	15,497	539	(2,004)	14,032
Other costs	671	—	227	(227)	—
Subtotal	27,623	15,499	764	(2,231)	14,032
Impairment of tenant improvements, equipment and other items	11,363	—	—	—	—
Impairment of gene and genomics-related patent costs	12,099	—	—	—	—
Total other expenses	$51,085	$15,499	$764	$(2,231)	$14,032

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance at December 31, 2004	2005 Charges to Operations	2005 Charges Utilized	Accrual Balance at September 30, 2005
	(in thousands)
Restructuring expenses:
Workforce reduction	$7,325	$—	$—	$—	$—
Equipment and other assets	8,662	—	—	—	—

Lease commitments and other restructuring charges	17,924	16,155	170	(1,874)	14,451
Other expenses	$33,911	$16,155	$170	$(1,874)	$14,451

Maxia Acquisition Costs

Below is a summary of activity related to accrued acquisition costs related to our 2003 acquisition of Maxia Pharmaceuticals, Inc. for the nine months ended September 30, 2005.  The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events that will occur in the future.  It is possible that the actual outcome of certain events may differ from the estimates.  Changes will be made to this accrual at the point that the differences become determinable.

	Original Accrual	Accrual Balance at December 31, 2004	2005 Additions	2005 Accrual Utilized	Accrual Balance at September 30, 2005
	(in thousands)
Accrued acquisition costs:
Workforce reduction	$845	$—	$—	$—	$—
Lease commitments and other restructuring fees	2,016	2,373	154	(440)	2,087
Transaction fees	1,450	—	—	—	—
Accrued acquisition costs	$4,311	$2,373	$154	$(440)	$2,087

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

10.    Subsequent Event

In connection with the completion of its initial public offering, Genomic Health, Inc. (“Genomic Health”) exercised an election under which we were required to acquire $5.0 million of Genomic Health common stock on October 4, 2005.  Our investment in Genomic Health will be accounted for as an available-for-sale marketable security under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2005 and our audited financial statements for the year-ended December 31, 2004 included in our Annual Report on Form 10-K previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. These statements can often be identified by the use of forward-looking terminology such as “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” “may,” or “will,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to the discovery, development, formulation, manufacturing and commercialization of our compounds and our product candidates; the increase in our drug discovery and development efforts; the expected timing, progress, results and other information regarding our preclinical testing, clinical trials and drug development programs; conducting clinical trials internally, with collaborators, or with contract research organizations; our collaboration and strategic alliance efforts; anticipated benefits and disadvantages of entering into collaboration agreements; the regulatory approval process; the safety, effectiveness and potential benefits and indications of our product candidates and other compounds under development; potential uses for our product candidates and our other compounds; our ability to manage expansion of our drug discovery and development operations; future required expertise relating to clinical trials, manufacturing, sales and marketing; obtaining licenses to products, compounds or technology, or other intellectual property rights; the receipt of or payments to collaborators resulting from milestones or royalties; difficulties resulting from the discontinuation of certain of our information product-related activities, including the amendment, termination or transition of customer contracts; expected expenses and expenditure levels; expected revenues and sources of revenues; expected losses; our profitability; the adequacy of our capital resources; the need to raise additional capital; the costs associated with resolving matters currently in litigation; our expectations regarding competition; our long-term investments, including anticipated expenditures, losses and expenses; costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights; the adequacy of our current facilities; our ability to obtain, maintain or increase coverage of product liability and other insurance; adequacy of our product liability insurance; and our indebtedness.

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

Overview

Incyte is focused on the discovery and development of novel, small molecule drugs to treat major medical conditions, including infection with human immunodeficiency virus, or HIV, inflammatory disorders, cancer and diabetes. We are using our expertise in medicinal chemistry, and molecular, cellular and in vivo biology to discover and develop novel drugs. Our most advanced product candidate, dexelvucitabine or DFC (formerly known as ReversetTM)), is a nucleoside analog reverse transcriptase inhibitor, or NRTI, that is being developed as a once-a-day oral therapy for use in combination with other antiviral drugs for patients with HIV infections.   DFC is currently in Phase IIb development to treat patients infected with HIV.

On September 27, 2005, we met with representatives from the Food and Drug Administration (“FDA”) regarding the development of DFC.  The purpose of the meeting was to discuss the results of a recently completed Phase IIb clinical trial, which were presented in July 2005 at the International AIDS Society meeting, and our plans to move DFC into two Phase III pivotal trials. At the meeting, the FDA did not approve of our moving into Phase III clinical trials. The agency requested that we conduct another Phase IIb clinical trial to provide additional data to support the efficacy and safety demonstrated in the original Phase IIb clinical trial.  We expect this to result in a delay of 12 to 18 months in our DFC program.

In addition to our DFC development program, we have several internal drug discovery programs underway. The most advanced of these programs is focused on developing antagonists to a key chemokine receptor involved in inflammation called CCR2.  The CCR2 lead candidate is currently in a Phase IIa clinical trial in patients with rheumatoid arthritis and in a Phase IIa clinical trial in obese insulin-resistant subjects.  We believe that CCR2 receptor antagonists may represent a new class of compounds to treat various inflammation-driven diseases, including rheumatoid arthritis, multiple sclerosis, diabetes, and atherosclerosis.  Our next most-advanced internal program involves novel sheddase inhibitors that we believe may have application in the treatment of breast cancer and other tumor types.  Based on results from single-dose-rising and multiple-dose-rising Phase I clinical trials of our sheddase inhibitor lead candidate in healthy volunteers, we have initiated a double-blind placebo-controlled Phase I/II dose-ranging clinical trial in cancer patients.  We have also selected an oral CCR5 antagonist compound for clinical development.  We expect to complete the IND for this compound and initiate a Phase I clinical trial in the first half of 2006.  Earlier stage programs have generated other compounds with potential for applications in cancer, diabetes, inflammation and HIV.

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

In January 2005 we sold certain assets and liabilities related to our Proteome facility in Beverly, Massachusetts.  The condensed consolidated financial statements for the three and nine months ended September 30, 2004 have been restated to present the operations of our Proteome facility as a discontinued operation.

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

Results of Operations

We recorded a net loss of $30.2 million and $75.5 million and basic and diluted net loss per share of $0.36 and $0.91 per share for the three and nine months ended September 30, 2005, respectively, as compared to a net loss of $26.0 million and $127.3 million and basic and diluted net loss per share of $0.35 and $1.74 per share in the corresponding periods in 2004.

Revenues.     Our revenues for the three and nine months ended September 30, 2005 declined to $1.2 million and $6.8 million, respectively, from $2.3 million and $11.8 million for the three and nine months ended September 30, 2004. Revenues were derived exclusively from our information products, which include database subscriptions, licensing of our gene- and genomic-related intellectual property, and partner programs.   The decline in revenues from 2004 to 2005 is attributable to the 2004 closure of our Palo Alto, California facility and the decision to discontinue offering information products. We expect that revenues generated from information products, including licensing of gene and gene-technology related intellectual property, will continue to decline as we focus on our drug discovery and development programs.

Revenues recognized from transactions in which there was originally a concurrent commitment entered into by us to purchase goods and services were $0 for the three and nine months ended September 30, 2005 and $0.0 million and $1.5 million, respectively, for the corresponding periods in 2004. No new transactions in which there was a concurrent commitment by us to purchase goods for services were entered into during the nine months ended September 30, 2005.

Operating Expenses.     Total costs and expenses for the three and nine months ended September 30, 2005 were $30.4 million and $81.0 million, respectively, compared to $22.4 million and $125.7 million for the corresponding periods in 2004. In conjunction with our restructuring programs, we recorded $0.3 million and $1.1 million, respectively, during the three and nine months ended September 30, 2005, compared to a $0.1 million (gain) and $42.5 million for the corresponding periods in 2004, which is included in other expense in the accompanying condensed consolidated statements of operations. These restructuring charges include charges related to the closure of our Palo Alto facilities, previously capitalized equipment, a workforce reduction and other items.

Research and development expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Salary and benefits related	$6.2	$4.4	$18.6	$18.8
Collaboration and outside services	16.4	6.2	37.4	22.5
Occupancy and all other costs	4.8	7.0	15.7	25.9

Total research and development expenses	$27.4	$17.6	$71.7	$67.2

We currently track research and development costs by natural expense line and not costs by project. These costs are exclusive of all charges related to the purchase of in-process research and development projects.  For salary and benefits related costs, the increase from the three months ended September 30, 2004 to the three months ended September 30, 2005 was primarily the result of increased costs associated with our drug discovery and development initiatives.    For collaboration and outside services, the increase from the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005 was primarily the result of increased drug discovery and development costs.  For occupancy and all other costs, the decrease from the three months ended September 30, 2004 to the three months ended September 30, 2005 is a result of our previously announced restructuring programs.

We expect that research and development expenditures related to drug discovery and development will increase during 2005 and subsequent years due to the continuation and expansion of clinical trials for our small molecule programs, the initiation of clinical trials for other potential indications and additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.  We expect there will be no further research and development expenditures related to our information business.

Many factors can affect the cost and timing of our clinical trials, including inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

Selling, general and administrative expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2005	2004	2005	2004
	(in millions)
Salary and benefits related	$1.7	$1.7	$5.1	$6.2
Other contract service and outside costs	1.0	3.2	3.1	9.8

Total selling, general and administrative expenses	$2.7	$4.9	$8.2	$16.0

The decrease from the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005 was primarily the result of expenses eliminated through the restructuring programs, reduced legal expenses related to patent infringement litigation, arbitration, prosecution and maintenance, and a reduction in outside services related to transitioning our corporate headquarters functions from Palo Alto to Delaware. Regardless of the outcome, we expect our ongoing patent litigation to result in future costs to us, which could be substantial. We expect our total selling, general and administrative expenses to decline in 2005 due to the impact of our 2004 restructuring program.

Other expenses.     Total other expenses for the three and nine months ended September 30, 2005 were $0.3 million and $1.1 million, respectively, compared to $0.1 million (gain) and $42.5 million, respectively, for the corresponding periods in 2004, and represent charges recorded in connection with previously announced restructuring programs.   The three and nine months ended September 30, 2004 included charges recorded in connection with the shutdown of our Palo Alto operations.

Interest and Other Income (Expense), net.     Interest and other income, net, for the three and nine months ended September 30, 2005 was $2.7 million and $10.2 million, respectively, compared to $0.6 million (expense) and $1.4 million, respectively, for the corresponding periods in 2004. The change is primarily attributable to $2.8 million realized gain related to the sale of securities in the nine months ended September 30, 2005 and prior year impairment charges related to long term investments of $5.2 million in the nine months ended September 30, 2004.

Interest Expense.    Interest expense for the three and nine months ended September 30, 2005 was $3.8 million and $12.3 million, respectively, compared to $4.6 million and $13.0 million, respectively, for the corresponding periods in 2004.  The decrease for the three and nine months ended September 30, 2005 is due to a lower average outstanding balance related to the 5.5% convertible subordinated notes due 2007 (“the 5.5% Notes”), of which a portion were repurchased in the nine months ended September 30, 2005.

Gain on Repurchase of Convertible Subordinated Notes.    In 2005 we repurchased $36.5 million in face value of the 5.5% Notes on the open market. The repurchase resulted in a gain of $0.5 million for nine months ended September 30, 2005 compared to $0.2 million loss for the corresponding period in 2004.

Loss on Certain Derivative Financial Instruments, net.     The loss on derivative financial instruments in the three and nine months ended September 30, 2005 and 2004 represent the change in the fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133 (“SFAS 133”).

Provision for Income Taxes.     Due to our net loss in the three and nine months ended September 30, 2005 and in 2004, we have a minimal effective annual income tax rate.

Income (Loss) From Discontinued Operations, net.  The income from discontinued operations of $0.2 million for the nine months ended September 30, 2005 represents the gain on the disposal of our Proteome facility based in Beverly, Massachusetts, net of the loss from its operations through the January 17, 2005 disposal of the facility.  The $0.3 million and $0.9 million losses, respectively, for the three and nine months ended September 30, 2004 represents only the loss from operations for Proteome.

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

Liquidity and Capital Resources

As of September 30, 2005, we had $364.0 million in cash, cash equivalents and marketable securities, compared with $469.8 million as of December 31, 2004.  We have historically financed our operations primarily through the sale of equity securities, the issuance of convertible subordinated notes and cash received from our customers.  We have classified all of our marketable securities as short-term, as we may choose not to hold our marketable securities until maturity.  Available cash is invested in accordance with the primary objectives of our investment policy, including liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $73.9 million and $87.2 million for the nine months ended September 30, 2005 and 2004, respectively. The $13.3 million decrease was due primarily to a $0.9 million increase in cash used to fund operating expenses and a $17.4 million decline in cash used for restructuring activities.  These items were partially offset by a $6.0 million decrease in cash received from customer sales and changes in tax expense, interest income, interest expense, other income, and discontinued operations of $2.8 million.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments.  Net cash used in investing activities of $25.8 million for the nine months ended September 30, 2005 represented primarily purchases of marketable securities of $290.8 million, offset by sales and maturities of marketable securities of $317.6 million. Sales and maturities of marketable securities include $5.7 million of proceeds from the sale of our investment in a publicly-held company.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash used in financing activities was $34.9 million and provided by financing activities was $208.0 million for the nine months ended September 30, 2005 and 2004, respectively.   During the first quarter of 2004, we issued a total of $250.0 million of the 3½% convertible subordinated notes due 2011 (“the 3½% Notes”), which resulted in net proceeds of approximately $242.5 million.  During 2005, we paid $35.8 million in connection with repurchases of our 5.5% Notes, offset partially by $0.9 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of September 30, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1—3	Years 4—5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$341.6	$—	$91.6	$—	$250.0
Interest on convertible subordinated debt	55.7	13.8	20.0	17.5	4.4
Non-cancelable operating lease obligations:
Related to current operations	12.6	4.4	8.2	—	—
Related to vacated space	43.8	8.0	16.5	16.1	3.2
Total contractual obligations	$453.7	$26.2	$136.3	$33.6	$257.6

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations.  We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.5 million (less than 1 year), $3.8 million (years 1-3), $3.3 million (years 4-5), and $0.8 million (over 5 years); these scheduled payments are not reflected in the above table.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

In connection with the completion of its initial public offering, Genomic Health, Inc. (“Genomic Health”) exercised an election under which we were required to acquire $5.0 million of Genomic Health common stock on October 4, 2005.  Our investment in Genomic Health will be accounted for as an available-for-sale marketable security under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Additional commitments related to Maxia and Pharmasset, Inc. (“Pharmasset”) are also considered contingent commitments as future events must occur to cause these commitments to be enforceable.  In February 2003, we completed our acquisition of Maxia.  Under the merger agreement, former Maxia stockholders have the right to receive certain earn-out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger.  In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement.  None of these milestones have been achieved as of September 30, 2005.

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

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary products, technologies and businesses; expenditures in connection with potential repayments of our 5.5% Notes and 3½% Notes; expenditures in connection with our drug discovery and development programs; expenditures in connection with litigation; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs, and in 2005, will not represent a significant source of cash inflow for us.

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

We are currently engaged in a number of different approaches to discover and develop novel drug candidates. At the present time, we have three drug candidates, DFC, our lead CCR2 antagonist, and our lead sheddase inhibitor in Phase IIb, Phase IIa, and Phase I/II clinical trials, respectively.  Our other internal drug discovery programs are focused on compounds with potential for applications in HIV, diabetes and cancer. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates.

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

Our ability to develop and commercialize DFC may be adversely affected if a dispute arose with Pharmasset.

We are developing DFC under a collaborative licensing agreement with Pharmasset entered into in September 2003. If a dispute arose with Pharmasset over the terms of the collaborative license agreement, including the alleged breach of any provision, our development, commercialization and marketing of DFC may be adversely affected.

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

We have only limited experience with clinical trials, formulation, manufacturing and commercialization of drug products. We also have limited internal resources and capacity to perform preclinical testing and clinical trials. As a result, we intend to hire CROs to perform preclinical testing and clinical trials for drug candidates that we choose to develop without a collaborator. If the CROs that we hire to perform our preclinical testing and clinical trials or our collaborators or licensees do not meet deadlines, do not follow proper procedures, or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may be delayed or may be terminated. If we were forced to find a replacement entity to perform any of our preclinical testing or clinical trials, we may not be able to find a suitable entity on favorable terms, or at all. Even if we were able to find another company to perform a preclinical test or clinical trial, the delay in the test or clinical trial may result in significant expenditures. Events such as these may result in delays in our obtaining regulatory approval for our drug candidates or our ability to commercialize our products and could result in increased expenditures that would adversely affect our operating results.

In addition, for some of our drug candidates, we plan to contract with collaborators or licensees to advance those candidates through later-stage, more expensive clinical trials, rather than invest our own resources to perform these clinical trials. Depending on the terms of our agreements with these collaborators or licensees, we may not have any control over the conduct of these clinical trials, and in any event we would be subject to the risks associated with depending on collaborators or licensees to develop these drug candidates.

If we are unable to obtain regulatory approval to develop and market products in the United States and foreign jurisdictions, we will not be permitted to manufacture or commercialize products resulting from our research.

In order to manufacture and commercialize drug products in the United States, our drug candidates will have to obtain regulatory approval from the Food and Drug Administration, or the FDA. Satisfaction of regulatory requirements typically takes many years. To obtain regulatory approval, we must first show that our drug products are safe and effective for target indications through preclinical testing (animal testing) and clinical trials (human testing). Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether the FDA will allow us to undertake clinical trials of any potential drug products in addition to DFC, our lead compound from our CCR2 antagonist program and our lead sheddase inhibitor compound.

Completion of clinical trials may take several years and failure may occur at any stage of testing. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. Interim results of a preclinical test or clinical trial do not necessarily predict final results, and acceptable results in early clinical trials may not be repeated in later clinical trials. For example, a drug candidate that is successful at the preclinical level may cause harmful or dangerous side effects when tested at the clinical level. Our rate of commencement and completion of clinical trials including our anticipated time frame and our ability to advance DFC to phase III clinical trials may depend on or may be delayed by many factors, including:

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

•                  government or regulatory agencies may reach different conclusions as to clinical trial designs or results; or

•                  government or regulatory delays.

Data obtained from the clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier clinical trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review.  In September 2005, the FDA requested that we conduct another Phase IIb clinical trial for DFC to support the efficacy and safety demonstrated in the original Phase IIb clinical trial. We expect this to result in a delay of 12 to 18 months in our DFC program.

Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop. At the present time, we have three drug candidates, DFC, our lead CCR2 antagonist, and our lead sheddase inhibitor in Phase IIb, Phase IIa, and Phase I/II clinical trials, respectively. Our other drug candidates are still undergoing preclinical testing. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

DFC, our lead CCR2 antagonist and our lead sheddase inhibitor are our only three drug candidates in clinical trials. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition. Even if DFC, or another drug candidate that we develop, receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur. At this point, the regulatory agencies may require additional clinical trials or testing. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive and third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. Actions of governmental authorities and other groups could result in lower prices for certain drugs, including drugs that address HIV infection. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

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

We had net losses from inception in 1991 through 1996 and in 1999 through the quarter ended September 30, 2005. Because of those losses, we had an accumulated deficit of $811.8 million as of September 30, 2005. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2005 and in future periods as well.

We anticipate that our drug discovery and development efforts will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can commercialize a drug product. The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated revenues and we cannot assure you that we will generate revenues from the drug candidates that we license or develop for several years, if ever. We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we were successful in obtaining regulatory approvals for manufacturing and commercializing DFC, our leading drug candidate, or another drug, we expect that we will continue to incur losses if our drug products do not generate significant revenues. If we achieve profitability we may not be able to sustain or increase profitability.

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

The market values of many of these investments can fluctuate significantly. We evaluate our long-term investments for impairment of their value on a quarterly basis. The volatility of the equity markets and the uncertainty of the biotechnology industry may result in fluctuations in the value of our investments in public companies. The value of our investments in private companies can fluctuate significantly. In past periods, market conditions have caused us to write-down the value of our private company investments, sometimes substantially, and market conditions may cause us to write down additional amounts. In addition, we have in the past written down the value of our debt investments in companies experiencing financial difficulties. Impairment could result in future charges to our earnings. Decreases in the value of our strategic investments may cause our losses to increase. As of September 30, 2005, the total aggregate value of our long-term investments was $7.3 million.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of September 30, 2005, we had total consolidated debt of $341.9 million and stockholders’ equity of $3.5 million. The indentures pursuant to which our outstanding convertible subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible subordinated notes. As of September 30, 2005, $91.6 million aggregate principal amount of our 5.5% convertible subordinated notes due 2007 were outstanding. Our annual interest payments for the 5.5% notes through 2006, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.0 million, and an additional $2.5 million in interest is payable in 2007. As of September 30, 2005, $250.0 million aggregate principal amount of our 3 ½% convertible subordinated notes due 2011 were outstanding.  Our annual interest payments for the 3 ½% notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011. We intend to fulfill our debt service obligations from our existing cash and marketable securities. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

Additionally, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a drug compound in-licensed to us, the protection of the intellectual property rights may not be in our hands. In the case of DFC, we do not control the intellectual property rights in-licensed to us with respect to the compound and therefore may be unable to protect those rights. If the entity that controls the intellectual property rights related to DFC does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize DFC.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our investments in short-term marketable securities. Our investment policy calls for investment in short term, low risk, investment-grade instruments.  As of September 30, 2005, cash, cash equivalents and marketable securities were $364.0 million.  Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2005, the decline in fair value would not be material.

We are exposed to valuation risks related to our portfolio of long-term investments. These investments are primarily in small capitalization stocks of privately-held companies in the pharmaceutical/biotechnology industry sector and are primarily in companies with which we have or had research and development, licensing or other collaborative agreements. As of September 30, 2005, long-term investments were $7.3 million.

In connection with the completion of its initial public offering, Genomic Health, Inc. (“Genomic Health”) exercised an election under which we were required to acquire $5.0 million of Genomic Health common stock on October 4, 2005.  Our investment in Genomic Health will be accounted for as an available-for-sale marketable security under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

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

Item 6.     Exhibits

Exhibit Number	Description of Document

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

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

INCYTE CORPORATION

Dated:	November 1, 2005	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 1, 2005	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

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