Form 10-K
period 2005-12-31
INCYTE CORP
filed 2006-03-03
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-27488

INCYTE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3136539
(State of other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)
Experimental Station,
Route 141 & Henry Clay Road,
Building E336, Wilmington, DE 19880	(302) 498-6700
(Address of principal executives offices)	(Registrant’s telephone number, including area code)

Securities registered to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Series A Participating Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act. Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☒               Non accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on the Nasdaq National Market on June 30, 2005) was approximately $384.2 million.

As of February 28, 2006 there were 83,644,107 shares of Common Stock, $.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2006 Annual Meeting of Stockholders to be held on May 23, 2006.

Item 1.                        Business

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. These statements can often be identified by the use of forward-looking terminology such as “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” “may,” or “will,” or the negative of these terms, and other similar expressions . These forward-looking statements include statements as to the discovery, development, formulation, manufacturing and commercialization of our compounds and our product candidates; the increase in our drug discovery and development efforts; the expected timing, progress, results and other information regarding our preclinical testing, clinical trials and drug development programs; conducting clinical trials internally, with collaborators, or with contract research organizations; our collaboration and strategic alliance efforts; anticipated benefits and disadvantages of entering into collaboration agreements; the regulatory approval process, including determinations to seek FDA approval for, and plans to commercialize, our products in the United States and abroad; the safety, effectiveness and potential benefits and indications of our product candidates and other compounds under development; potential uses for our product candidates and our other compounds; our ability to manage expansion of our drug discovery and development operations; future required expertise relating to clinical trials, manufacturing, sales and marketing; obtaining licenses to products, compounds or technology, or other intellectual property rights; the receipt of or payments to collaborators resulting from milestones or royalties; difficulties resulting from the discontinuation of certain of our information product-related activities, including the amendment, termination or transition of customer contracts; expected expenses and expenditure levels; expected revenues and sources of revenues; expected losses; our profitability; the adequacy of our capital resources; the need to raise additional capital; the costs associated with resolving matters currently in litigation; our expectations regarding competition; our long-term investments, including anticipated expenditures, losses and expenses; costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights; the adequacy of our current facilities; our ability to obtain, maintain or increase coverage of product liability and other insurance; adequacy of our product liability insurance; our indebtedness; and the impact of the adoption of SFAS 123R on our results of operations.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to, our ability to discover, develop, formulate, manufacture and commercialize a drug candidate or product; the risk of unanticipated delays in research and development efforts; the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results; risks relating to the conduct of our clinical trials; changing regulatory requirements; the risk of adverse safety findings; the risk that results of our clinical trials do not support submission of a marketing approval application for our product candidates; the risk of significant delays or costs in obtaining regulatory approvals; risks relating to our reliance on third party manufacturers, collaborators, and contract research organizations; risks relating to the development of new products and their use by us and our current and potential collaborators; our ability to in-license a potential drug compound or drug candidate; the cost of accessing, licensing or acquiring potential drug compounds or drug candidates developed by other companies; the risk that our product candidates may not obtain regulatory approval; the impact of technological advances and competition; the ability to compete against third parties with greater resources than ours; competition to develop and commercialize similar drug products; uncertainties relating to the continuing access and use of our Delaware headquarters; our ability to obtain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage; the impact of changing laws on our patent portfolio; developments in and expenses relating to litigation; the results of businesses in which we have made investments; our ability to obtain additional capital when needed; our history of operating losses and the risks set forth under Item 1A., “Risk Factors.”  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In this report all references to “Incyte,” “we,” “us” or “our” mean Incyte Corporation and our subsidiaries, except where it is made clear that the term means only the parent company.

Incyte is our registered trademark. We also refer to trademarks of other corporations and organizations in this Annual Report on Form 10-K.

Overview

Incyte Corporation is focused on the discovery and development of novel drugs to treat major medical conditions. Our three core therapeutic areas are human immunodeficiency virus, or HIV, inflammation and cancer. We have assembled a team of scientists with core competencies in the areas of medicinal chemistry, and molecular, cellular and in vivo biology.

Our most advanced product candidate, dexelvucitabine or DFC (formerly known as ReversetTM ), is a nucleoside analog reverse transcriptase inhibitor, or NRTI, that is being developed as a once-a day oral therapy for use in combination with other antiviral drugs for patients with HIV infections. In 2005, we completed a Phase IIb clinical trial, Study 203, in treatment-experienced HIV patients which demonstrated that DFC provided potent antiviral effects as compared to placebo and was most effective in patients who were not receiving 3TC, FTC or ddI, currently approved NRTIs. In a meeting with the Food & Drug Administration (“FDA”) to discuss moving DFC directly into two Phase III trials, the FDA requested that we conduct a second Phase IIb clinical trial prior to initiating Phase III. This second Phase IIb clinical trial was initiated in February 2006.

In addition to our DFC development program, we have several internal drug development programs underway. The most advanced of these programs is focused on developing antagonists to a key chemokine receptor involved in inflammation called CCR2. We believe that CCR2 receptor antagonists may represent a new class of compounds to treat various inflammation-driven diseases, including rheumatoid arthritis, multiple sclerosis, diabetes, and atherosclerosis. In November 2005, we entered into a collaborative research and license agreement with Pfizer Inc. (“Pfizer”), which became effective in January 2006. Pfizer gained worldwide development and commercialization rights to Incyte’s portfolio of CCR2 antagonist compounds, the most advanced of which is currently in Phase IIa clinical trials in rheumatoid arthritis and insulin-resistant obese patients. Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and one other undisclosed indication, where Incyte retained  worldwide rights, along with certain compounds. Incyte does not have obligations to Pfizer on pre-clinical development candidates it selects for pursuit in these indications. As part of this agreement, Incyte may receive up to $803 million in milestone and other payments, including $40 million that was received as an upfront payment in January 2006 and $10 million that was received through the purchase of a convertible subordinated note in February 2006.

Our next most-advanced program involves novel sheddase inhibitors that we believe may have application in the treatment of breast cancer and other tumor types. Based on results from single and multiple-dose-rising Phase I clinical trials of our sheddase inhibitor lead candidate in healthy volunteers, we have initiated a Phase Ib/IIa dose-ranging clinical trial in cancer patients.

We have also selected an oral CCR5 antagonist compound that is expected to begin Phase I clinical trials in healthy volunteers in the first half of 2006. Our CCR5 compound in preclinical testing has shown potent anti-HIV activity in cell culture as well as excellent pharmacokinetic properties. We expect to complete Phase I clinical trials in healthy volunteers in the second half of 2006.

We have recently identified a novel proprietary compound with the potential to treat Type 2 diabetes. The compound is a selective orally-available small molecule inhibitor of 11-beta hydroxysteroid dehydrogenase type 1 (“11ßHSD1”) and is expected to begin Phase I clinical trials in the first half of 2006.

Earlier stage programs have generated other compounds with potential for applications in cancer and inflammation.

In the past, our business focused on the development and sale of genomic and proteomic information products. However, in response to the decreasing commercial potential of this area, we made the decision in February 2004 to discontinue further development of the information products, close our Palo Alto headquarters and focus solely on the discovery and development of novel drugs.

Product Candidate Pipeline

HIV Portfolio

DFC —In September 2003, we signed a collaborative licensing agreement with Pharmasset, Inc. (“Pharmasset”) to further develop and commercialize DFC. Under our agreement with Pharmasset, we paid Pharmasset an upfront payment of $6.3 million and are required to pay future performance milestone payments and future royalties on net sales in exchange for exclusive rights in the United States, Europe and certain other markets to develop, manufacture and market DFC. Pharmasset will retain marketing and commercialization rights in certain territories, including South America, Mexico, Africa, the Middle East, Korea and China.

In 1981, acquired immune deficiency syndrome (AIDS) was identified as a disease that severely compromised the human immune system. In 1983, it was reported that the cause of AIDS was determined to be the human immunodeficiency virus, commonly referred to as HIV. For the last 15 years, the advent of potent antiretroviral therapies and the introduction of highly active anti-retroviral therapy have markedly reduced morbidity and mortality for HIV-infected patients in developed countries. Highly active anti-retroviral therapy is composed of multiple anti-HIV drugs and usually includes two NRTIs and one protease inhibitor and or a non-nucleoside reverse transcription inhibitor. Unfortunately, many patients do not achieve optimal results with existing therapies, and approximately 85% of treatment experienced patients develop drug resistance. As a result, there is a clear medical need for new HIV treatments.

We believe DFC has the requisite characteristics to be developed as a new therapy primarily for treatment-experienced HIV patients. We are developing DFC as a once-a-day oral therapy for use in combination with other antiviral drugs for patients with HIV infections. In both preclinical and clinical studies, DFC has been shown to inhibit replication of HIV virus that has become fully or partially resistant to currently marketed NRTIs such as 3TC, FTC, AZT and tenofovir.

Our most recent clinical trial, Study 203, a randomized double blind placebo controlled Phase IIb trial, involved 199 patients in the United States and Europe. In September 2005, we met with representatives from the FDA to discuss the results of Study 203 and our plan to advance DFC into two Phase III pivotal clinical trials. During the meeting, FDA representatives raised a concern that the rationale for moving DFC into Phase III development was based on several subgroup analyses that were unscheduled and post hoc and that the number of evaluable patients in the key subgroups was small. Additionally, the FDA was concerned that the low frequency of hyperlipasemia observed in the absence of ddl might represent a signal of the potential risk for development of pancreatitis in future studies. As a result, the FDA requested that we conduct a second Phase IIb trial prior to progressing into Phase III. This second Phase IIb trial, Study 204, was initiated in February 2006.

Study 204 has been designed to compare DFC directly to 3TC to confirm the results from Study 203 and is expected to involve 250 treatment-experienced patients and over 100 clinical sites in the United States, Europe and South America.

CCR5 Antagonist Program   —We also have an oral CCR5 antagonist program. CCR5 is a major chemokine receptor that the HIV virus uses to enter CD4 cells, which are critical to the human immune system. Once inside the cell, the HIV virus then teaches the cells how to make more HIV and plays a key role in viral transmission and replication during the early phase of the disease process. We believe CCR5 antagonists may represent a new class of HIV drugs given their potential to bind specifically to CCR5 receptors and, in turn, block the HIV virus before it enters human cells. We expect to complete the Investigational New Drug Application, or IND, and initiate a Phase I clinical trial in healthy volunteers for the lead compound in this program in the first half of 2006.

Inflammation Portfolio

CCR2 Receptor Antagonist Program   —Chemokines are proteins, secreted at sites of injury or inflammation that attract and activate leukocytes, or white blood cells, such as monocytes. CCR2 is a key chemokine receptor found on monocytes that controls their migration into sites of inflammation, where they differentiate into tissue scavenger cells known as macrophages. Although, in their normal role, macrophages scavenge foreign organisms or injured tissues, excessive or inappropriately triggered macrophage activity can cause damage to tissues and provoke a chronic inflammatory response. For example, in rheumatoid arthritis, macrophages secrete chemokines and cytokines, perpetuating the inflammatory response, and also produce proteases that degrade cartilage and contribute to joint destruction. CCR2 receptor antagonists may thus substantially reduce tissue damage and limit the degree of the inflammatory process in rheumatoid arthritis and other inflammation-driven disorders, including multiple sclerosis, diabetes, and atherosclerosis, by blocking the migration and recruitment of macrophages. We have identified a series of orally-available CCR2 receptor antagonist compounds. The most advanced compound from this program, INCB-3284, is in Phase IIa clinical trials in rheumatoid arthritis and insulin-resistant obese patients.

In November 2005, we entered into a collaborative research and license agreement with Pfizer under which Pfizer gained worldwide development and commercialization rights to Incyte’s portfolio of CCR2 antagonist compounds, with the exception of two indications.

Incyte received an upfront non refundable payment of $40 million in January 2006 and is eligible to receive additional future development and milestone payments of up to $743 million for the successful development and commercialization of CCR2 antagonists in multiple indications, as well as royalties on worldwide sales. Pfizer purchased a $10 million convertible subordinated note in February 2006 and may purchase an additional $10 million note at Incyte’s option after Incyte files an IND in a retained Incyte indication. The notes will bear no interest, are due seven years from the date of issuance and will be convertible into Incyte common stock. Under the agreement, Pfizer will also provide research funding to Incyte to support the continued expansion of the CCR2 compound portfolio.

We are pursuing multiple sclerosis as an indication for our retained CCR2 antagonist because the accumulation of inflammatory macrophages in the human central nervous system appears to be a key step in the pathological cascade that characterizes multiple sclerosis and leads to exacerbations of the disease. Based on a growing body of preclinical evidence, we believe selective CCR2 antagonism in this setting has the potential to disrupt the recruitment and accumulation of these inflammatory macrophages and thus interrupt or ameliorate the pathological cascade seen in multiple sclerosis and, in turn, modify the course of this disease, relieve symptoms and improve patient outcomes. We have selected a lead clinical candidate and intend to initiate a Phase I clinical trial in healthy volunteers in the second half of 2006. We have retained a second indication that for competitive reasons we have not disclosed, which also has the potential to benefit from an oral CCR2 antagonist treatment.

New Program —We also have a second compound in preclinical development for inflammation that is distinct from our CCR2 antagonists. By year end, we expect to complete studies that may support the submission of an IND for this compound.

Cancer Portfolio

Sheddase Inhibitor Program   —As the fundamental biology of cancer has been explored at the molecular level, new therapeutics are emerging that distinguish themselves from the classic, relatively non-selective, cytotoxic agents. These new therapies are targeted specifically to pathways or proteins that are more critical for the growth of tumor cells than for the growth of normal cells, thereby having the potential to provide a greater therapeutic index, both when used alone and in combination with cytotoxic agents. Currently approved targeted therapeutics of this type, including Gleevec®, have proven to be of value in the treatment of certain important tumor types.

The signaling pathways that utilize the receptors and ligands of the epidermal growth factor receptor (EGFR) family play a key role in the growth and survival of multiple tumor types, including breast, colorectal, and non-small cell lung cancers. There are multiple forms of both the receptors (for example, HER1 and HER2) and the corresponding ligands (such as EGF and TGFalpha). Reduction in the signaling of one of these pathways by antibodies that bind to a specific EGFR-family receptor (HER2), interfering with ligand-induced activation, has shown efficacy in certain breast cancers. An alternative approach to interfere with EGFR signaling is through the administration of a tyrosine kinase inhibitor such as Tarceva.

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

Proteases are enzymes that catalyze the splitting of proteins into smaller peptide fractions and amino acids. Inhibition of this protease, referred to as sheddase, could thus interfere with signaling in a considerable range of tumor types which use EGFR family signaling. We have identified novel, potent, and orally available small-molecule inhibitors of sheddase that show efficacy in animal tumor models as single agents. We began Phase I clinical trials with the lead compound from this program in March 2005. Based on the results of our single and multiple dose Phase I clinical trials, we initiated a Phase Ib/IIa dose-ranging clinical trial in refractory cancer patients with solid tumors in October 2005. In this trial we plan to include patients with a variety of solid tumors such as breast, non-small cell lung, prostate, colorectal and head and neck cancers, all of which can be associated with excessive signaling of epidermal growth factor receptors (HER1, HER2, HER3).

New Program   —We also have a lead preclinical candidate for cancer that addresses a different target. By year end, we expect to complete studies that may support the submission of an IND for this candidate.

Diabetes Opportunity

HSD Program   —We have developed a series of novel proprietary small molecule inhibitors of 11ßHSD1, an enzyme that converts the biologically-inactive steroid cortisone into the potent biologically-active hormone cortisol. 11ßHSD1 inhibitors may have the potential to be developed to treat Type 2 diabetes by controlling both insulin production and insulin resistance. The lead compound in this program is INCB13739.

Unlike insulin, which is produced by beta-cells in the pancreas and maintains normal blood glucose levels, cortisol elevates blood glucose levels by promoting glucose production in the liver and inhibiting the uptake and disposal of glucose in muscle and adipose tissue. In this way, cortisol acts an antagonist of insulin. Recent preclinical findings suggest that 11ßHSD1-mediated production of cortisol  may increase the body’s resistance to insulin and lead to elevated blood glucose and Type 2 diabetes. Inhibition of cortisol production may prevent the progression of insulin resistance to Type 2 diabetes.

Current treatments for Type 2 diabetes increase the production of insulin or the body’s sensitivity to insulin, but few address both components of insulin control, and most produce unwanted side effects. As a result, many patients do not achieve optimal reductions in blood glucose levels and experience life-threatening disease complications. By selectively inhibiting 11ßHSD1 and reducing the level of cortisol available in multiple key tissues, we believe INCB13739 may address both components of the disease—insulin production and insulin resistance—and offer a new approach to treating Type 2 diabetes and other conditions often associated with this disease, such as dyslipidemia, atherosclerosis, and coronary heart disease. We expect to begin a Phase I clinical trial of INCB13739 in the first half of 2006.

In addition to the programs described above, we have a number of earlier-stage efforts in cancer and inflammation.

Background on Incyte’s Transition into Small-Molecule Drug Discovery and Development

We were founded in 1991. Before the completion of our transition into a drug discovery and development company, we marketed and sold access to our genomic information databases. However, in recent years, consolidation within the pharmaceutical and biotechnology sectors and a challenging economic environment led to reduced demand for research tools and services. This trend, together with the public availability of genomic information, significantly reduced the market for and revenues from, our information products.

On February 2, 2004, we announced substantial changes in our information products operations, including the closure of our Palo Alto, California facility and the cessation of development of the information products developed at this facility. In January 2005, we sold certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts. We no longer have any activities in the information products area. However, we retain certain existing licenses and licensing activities related to the intellectual property portfolio generated prior to the transition.

Incyte’s Approach To Drug Discovery and Development

In November 2001, we recruited Paul A. Friedman, M.D., the former president of DuPont Pharmaceuticals Research Laboratories, to serve as our Chief Executive Officer and to lead our drug discovery and development efforts. We then began our transition from information products to our current focus on drug discovery and development. With the recruitment of Dr. Brian Metcalf, formerly head of worldwide medicinal chemistry and platform technologies at SmithKline Beecham, and an experienced team of chemists, pharmacologists, and molecular biologists largely drawn from DuPont Pharmaceuticals, we have assembled a strongly credentialed and experienced drug discovery team, including approximately 141 scientists, approximately equally divided between biologists and chemists. In biology, we have experience in the research areas of inflammation and cancer and our chemists have broad pharmaceutical experience in designing novel small molecule compounds, including compounds in the fields of inflammation, HIV, diabetes and cancer. We have complemented this discovery team with personnel experienced in drug development.

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

We are focused on three core therapeutic areas: HIV, inflammation and cancer. This focus allows us to apply resources to our selected programs at a level that we believe is competitive with much larger pharmaceutical companies. This level of resource allocation, particularly in the area of chemistry, was a key to our early success in the identification of a proprietary CCR2 antagonist clinical candidate. While CCR2 is a well-known target, and there is extensive animal model evidence for its role in disease, it is a chemically challenging target and certain companies active in this area have been unsuccessful in synthesizing a novel small molecule compound that could qualify for pharmaceutical development. In contrast, we were able to identify a clinical candidate within twelve months of initiating screening.

The selection of CCR2 as a target is also indicative of our strategy of focusing on targets in our areas of in-depth biological expertise, particularly inflammation and cancer. We select targets for which there is extensive animal and laboratory evidence of their importance in disease, such that through the application of our medicinal chemistry capabilities we believe that we have the opportunity to generate novel molecules for further development that have the potential to be the best in their therapeutic class. These targets may either be publicly known, such as CCR2, or identified in-house, such as sheddase.

We intend to devote sufficient resources to generate follow-up candidates and multiple chemical series for the programs we pursue. We believe that this strategy may allow us to generate additional opportunities in the event of development failure or, more positively, for the pursuit of multiple indications for compound classes with that potential.

Commercial Strategy

As discussed above, our internal programs are focused on the discovery and development of new therapies to address major medical needs in inflammatory disease, HIV, oncology, and diabetes. For some of these programs, such as those in HIV, oncology, and multiple sclerosis, which tend to be managed by a concentrated, well-defined group of physicians, we may elect to develop our products through to commercialization. For others, such as those that address major primary care markets, we intend to seek strategic alliances with major pharmaceutical companies, such as the collaboration with Pfizer for our CCR2 program. We also plan to pursue further in-licensing opportunities which could augment our efforts and accelerate the growth of our pipeline.

We intend to seek approval from the FDA for, and if successful, to commercialize DFC in the United States ourselves. In Europe, we intend to make a future determination whether to commercialize DFC ourselves, or to form a co-commercialization alliance with another company with an established HIV franchise.

Patents and Other Intellectual Property

We regard the protection of patents and other enforceable intellectual property rights that we own or license as critical to our business and competitive position. Accordingly, we rely on patent, trade secret and copyright law, as well as nondisclosure and other contractual arrangements, to protect our intellectual property. We have established a patent portfolio of owned or in-licensed patents and patent applications that cover aspects of all our drug candidates, as well as other patents and patent applications that relate to full-length genes and genomics-related technologies obtained as a result of our high-throughput gene sequencing efforts. The patents and patent applications relating to our drug candidates generally include claims directed to the drug candidates, methods of using the drug candidates, formulations of the drug candidates, and methods of manufacturing the drug candidates. Our policy is to pursue patent applications on inventions and discoveries we believe that are commercially important to the development and growth of our business.

We have a number of established patent license agreements relating to our gene patent portfolio and our genomics-related technology patent portfolio. We are presently receiving royalties and other payments under certain of our gene and genomics-related patent license agreements. Under our gene patent license agreements, we may in the future receive royalties and other payments if our partners are successful in their efforts to discover drugs and diagnostics under these license agreements.

Under the terms of our collaborative license agreement relating to DFC, Pharmasset granted us exclusive rights under its patent rights in the United States, Europe, and certain other markets to develop, manufacture and market DFC. The licensed patent rights include coverage of uses of DFC, methods of making DFC and methods of dosing of DFC. Patent rights that we have exclusively licensed from Pharmasset include three U.S. patents and their related foreign filings in Europe, Canada, Australia and Japan directed to the use of DFC to treat HIV that Pharmasset has exclusively licensed from Emory University. The U.S. patents expire in 2015, provided the applicable maintenance fees are paid and the patents, if challenged, are not held to be invalid. We have also exclusively sublicensed from Pharmasset a U.S. patent application and related foreign filings directed to combinations of DFC with certain other anti-viral agents that Pharmasset has exclusively licensed from Emory University. U.S. patents arising under this application, if issued, will expire in 2020 provided the applicable maintenance fees are paid and the patents, if challenged, are not held to be invalid. In addition, we co-own with Pharmasset a U.S. patent application and related foreign filings directed to enteric dosing regimens. U.S. patents arising under this application, if issued, will expire in 2024 provided the applicable maintenance fees are paid and the patents, if challenged, are not held to be invalid. We have also licensed from Pharmasset a U.S. patent and related foreign filings directed to a method for the manufacture of DFC. The U.S. patent will expire in 2022 provided the applicable maintenance fees are paid and the patents, if challenged, are not held to be invalid. One or more of these patents rights may qualify for a patent term extension to partially compensate for time spent in clinical review by the FDA or corresponding foreign agencies, however, any such patent term extension may only provide limited proprietary protection during the period of extension.

We have obtained some of the patent rights used in our drug discovery and development programs, such as our DFC program, through exclusive licenses with others. We intend to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, license fees, milestone payments and royalties on sales of future products.

Although we believe our rights under patents and patent applications provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may not be able to develop patentable products or processes, and may not be able to obtain patents from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Any patent or other intellectual property rights that we own or obtain may be circumvented, challenged or invalidated by our competitors. Others may have patents that relate to our business or technology and that may prevent us from marketing our product candidates unless we are able to obtain a license to those patents. In addition, we could incur substantial costs in litigation or other legal proceedings to enforce our patent or other intellectual property rights or to defend ourselves in patent or other intellectual property right suits brought by third parties.

Enactment of legislation implementing the General Agreement on Tariffs and Trade has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patents issued under patent applications filed on or after June 8, 1995 is no longer a period of 17 years from the date of issuance. The new term of those patents will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent applications is often more than three years, a 20-year term from the effective date of filing may result in a substantially shortened period of patent protection, which may limit the benefit of our patent position.

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

Competition

Our drug discovery and development activities face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Our major competitors include fully integrated pharmaceutical companies that have extensive drug discovery efforts and are developing novel small molecule pharmaceuticals. We face significant competition from organizations that are pursuing pharmaceuticals that are competitive with our potential products. With respect to our most advanced product candidate, DFC, several companies are already marketing various NRTIs, including GlaxoSmithKline, Gilead Sciences, and Bristol Myers Squibb.

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

In a number of countries, including in particular, developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs for HIV infection available at a low cost. In some cases, governmental authorities have indicated that where pharmaceutical companies do not do so, their patents might not be enforceable to prevent generic competition. Some major pharmaceutical companies have greatly reduced prices for HIV drugs in certain developing countries. If certain countries do not permit enforcement of our patents, should DFC be approved for marketing, sales of DFC in those countries, and in other countries by importation from low-price countries, could be reduced by generic competition or by parallel importation of our product. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of DFC in those countries, thereby reducing our DFC sales, or we could respond to governmental concerns by reducing prices for DFC. In all of these situations, our results of operations could be adversely affected.

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

Preclinical testing includes laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions about issues such as the conduct of the clinical trials as outlined in the IND. In the latter case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence.

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

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase I usually involves the initial introduction of the investigational drug into healthy volunteers to evaluate its safety, dosage tolerance, absorption, metabolism, distribution and excretion, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves clinical trials in a limited patient population to:

•       evaluate dosage tolerance and optimal dosage;

•       identify possible adverse effects and safety risks; and

•       evaluate and gain preliminary evidence of the efficacy of the drug for specific indications.

Phase III clinical trials usually further evaluate clinical efficacy and safety by testing the drug in its final form in an expanded patient population, providing statistical evidence of efficacy and safety and providing an adequate basis for physician labeling. We cannot guarantee that Phase I, Phase II or Phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Additional testing (Phase IV) may be conducted after FDA approval for marketing is granted and would be designed to evaluate alternative utilizations of drug products prior to their being marketed for such alternative utilizations as well as to test for complications resulting from long term exposure not revealed in earlier clinical testing.

Clinical trials must meet requirements for IRB oversight, informed consent and good clinical practices. Clinical trials must be conducted under FDA oversight. Before receiving FDA clearance to market a product, we must demonstrate that the product is safe and effective for the patient population that will be treated. If regulatory clearance of a product is granted, this clearance will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. Marketing or promoting a drug for an unapproved indication is prohibited. Furthermore, clearance may entail ongoing requirements for post-marketing studies. Even if this regulatory clearance is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on this product, manufacturer or facility, including costly recalls or withdrawal of the product from the market.

The length of time and related costs necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or cause the costs of these clinical trials to increase, include:

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

•       lack of sufficient supplies of the drug candidate for use in clinical trials;

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

The FDA’s fast track program is intended to facilitate the development and expedite the review of drug candidates intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for these conditions. Under this program, the FDA can, for example, review portions of an NDA for a fast track product before the entire application is complete, thus potentially beginning the review process at an earlier time. Our lead program, DFC for the treatment of HIV, may be eligible for fast track designation, and we may seek to have some of our current or future drug candidates designated as fast track products, with the goal of reducing the development and review time.

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

FDA procedures also provide for priority review of NDAs submitted for drugs that, compared to currently marketed products, offer a significant improvement in the treatment, diagnosis or prevention of a disease. The FDA seeks to review NDAs that are granted priority status more quickly than NDAs given standard status. The FDA’s stated policy is to act on 90% of priority NDAs within six months of receipt. Although the FDA historically has not met these goals, the agency has made significant improvements in the timeliness of the review process. We anticipate seeking priority review of DFC, and may do so with regard to some of our other current or future drug candidates. We cannot guarantee that the FDA will grant priority review status in any instance, that priority review status would affect the actual time of review or that the FDA will ultimately approve the NDA submitted for any of our drug candidates, whether or not priority review status is granted.

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

Human Resources

As of December 31, 2005, we had 177 employees, including 141 in research and development and 36 in business development, finance, operations support and administrative positions. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Research and Development

Since our inception, we have made substantial investments in research and technology development. During 2005, 2004 and 2003, we incurred research and development expenses of $95.6 million, $88.3 million and $111.4 million, respectively. We incurred no purchased in-process research and development expenses during 2005 or 2004. During 2003, we incurred purchased in-process research and development expenses of $34.0 million.

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

Item 1A. Risk Factors

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

We are currently engaged in a number of different approaches to discover and develop novel drug candidates. At the present time, we have three drug candidates, DFC, our lead CCR2 antagonist licensed to Pfizer, and our lead sheddase inhibitor in Phase IIb, Phase IIa, and Phase Ib/IIa clinical trials, respectively. Our other internal drug discovery programs are focused on compounds with potential for applications in HIV, diabetes and cancer. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates.

The success of our drug discovery and development efforts may depend on our ability to find suitable collaborators to fully exploit our capabilities. If we are unable to establish collaborations or if these future collaborations are unsuccessful, our research and development efforts may be unsuccessful, which could adversely affect our results of operations and financial condition.

An important element of our business strategy will be to enter into collaborative or license arrangements with other parties, such as our collaboration with Pfizer, under which we license our drug candidates to those parties for development and commercialization. We expect that while we may initially seek to conduct initial clinical trials on our drug candidates, we will need to seek collaborators for a number of our drug candidates, such as our chemokine receptor antagonists, because of the expense, effort and expertise required to continue additional clinical trials and further develop those drug candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug compounds that are desirable to other parties, or we may be unwilling to license a drug compound because the party interested in it is a competitor. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaborative agreements, we may not be able to develop and commercialize a drug product, which would adversely affect our business and our revenues.

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

Our ability to develop and commercialize DFC may be adversely affected if a dispute arose with Pharmasset or between Pharmasset and its licensor Emory University.

We are developing DFC under a collaborative licensing agreement with Pharmasset entered into in September 2003 under which Pharmasset exclusively sublicensed to us certain rights in DFC, including certain of its analogs and derivatives that were developed by Pharmasset or that were in-licensed by Pharmasset from Emory. If a dispute arose with Pharmasset over the terms of the collaborative license agreement or a dispute arose between Pharmasset and Emory over the terms of the license agreement between them, including the alleged breach of any provision, our development, commercialization and marketing of DFC may be adversely affected. Pharmasset has the right to terminate the agreement if we do not use commercially reasonable efforts to develop or commercialize DFC in our territories. If Pharmasset terminates the agreement for cause, or if we terminate the agreement without cause, all licenses to us under the agreement terminate.

We depend on our collaboration with Pfizer for the development and commercialization of CCR2 antagonist compounds.

Under our collaborative research and license agreement with Pfizer, Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and one other undisclosed indication.

Although Pfizer is required to use commercially reasonable efforts to develop and commercialize CCR2 antagonists for the indications for which they are responsible, we cannot control the amount and timing of resources Pfizer may devote to the development of CCR2 antagonists. Any failure of Pfizer to perform its obligations under our agreement could negatively impact the development of CCR2 antagonists, lead to our loss of potential revenues from product sales and milestones and delay our achievement, if any, of profitability.

Pfizer has certain rights to terminate the license agreement, including the right to terminate upon 90 days’ notice for any reason. Pfizer also has the right to terminate its rights and obligations with respect to certain indications. If Pfizer terminates the license agreement or its rights with respect to certain indications, we may not be able to find a new collaborator to replace Pfizer, and our business could be adversely affected.

If conflicts arise between our collaborators including Pharmasset and Pfizer, licensees, or advisors and us, our collaborators, licensees, or advisors may act in their self-interest, which may adversely affect our business.

If conflicts arise between us and our collaborators or licensees, including Pharmasset and Pfizer, or our scientific advisors, the other party may act in its self-interest and not in the interest of our stockholders. Conflicts may arise with our collaborators or licensees if they pursue alternative technologies or develop alternative products either on their own or in collaboration with others as a means for developing treatments for the diseases that we have targeted. Competing products, either developed by these future collaborators or licensees or to which these future collaborators or licensees have rights, may result in their withdrawal of support for our product candidates.

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

If we fail to enter into additional licensing agreements or if these arrangements are unsuccessful, our business and operations might be adversely affected.

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

We have only limited experience with clinical trials, formulation, manufacturing and commercialization of drug products. We also have limited internal resources and capacity to perform preclinical testing and clinical trials. As a result, we intend to hire Clinical Research Organizations (“CROs”) to perform preclinical testing and clinical trials for drug candidates. If the CROs that we hire to perform our preclinical testing and clinical trials or our collaborators or licensees do not meet deadlines, do not follow proper procedures, or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may be delayed or may be terminated. If we were forced to find a replacement entity to perform any of our preclinical testing or clinical trials, we may not be able to find a suitable entity on favorable terms, or at all. Even if we were able to find another company to perform a preclinical test or clinical trial, the delay in the test or trial may result in significant expenditures. Events such as these may result in delays in our obtaining regulatory approval for our drug candidates or our ability to commercialize our products and could result in increased expenditures that would adversely affect our operating results.

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

In order to manufacture and commercialize drug products in the United States, our drug candidates will have to obtain regulatory approval from the Food and Drug Administration, or the FDA. Satisfaction of regulatory requirements typically takes many years. To obtain regulatory approval, we must first show that our drug products are safe and effective for target indications through preclinical testing (animal testing) and clinical trials (human testing). Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether the FDA will allow us to undertake clinical trials of any potential drug products in addition to our compounds currently in clinical trials.

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

Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop. At the present time, we have three drug candidates, DFC, our lead CCR2 antagonist licensed to Pfizer, and our lead sheddase inhibitor in Phase IIb, Phase IIa, and Phase Ib/IIa clinical trials, respectively. Our other drug candidates are still undergoing preclinical testing. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

DFC, our lead CCR2 antagonist licensed to Pfizer, and our lead sheddase inhibitor are our only three drug candidates in clinical trials. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition. Even if DFC, or another drug candidate that we develop, receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur. At this point, the regulatory agencies may require additional clinical trials or testing. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive and third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. Actions of governmental authorities and other groups could result in lower prices for certain drugs, including drugs that address HIV infection. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

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

The clinical trials and marketing of medical products that are intended for human use entails an inherent risk of product liability. If any product that we or any of our collaborators or licensees develops causes or is alleged to cause injury or is found to be unsuitable during clinical trials, manufacturing or sale, we may be held liable. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities, including substantial damages to be paid to the plaintiffs and legal costs, or we may be required to limit commercialization of our products. Although we currently carry a product liability insurance policy that provides coverage for liabilities arising from our clinical trials, it may not fully cover our potential liabilities. In addition, we may determine that we should increase our coverage upon the undertaking of new clinical trials, and this insurance may be prohibitively expensive to us or our collaborators or licensees and may not fully cover our potential liabilities. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with our collaborators. Additionally, any product liability lawsuit could cause injury to our reputation, recall of products, participants to withdraw from clinical trials, and potential collaborators or licensees to seek other partners, any of which could impact our results of operations.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2005. Because of those losses, we had an accumulated deficit of $839.3 million as of December 31, 2005. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2006 and in future periods as well.

We anticipate that our drug discovery and development efforts will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can sell a drug product. The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated revenues and we cannot assure you that we will generate revenues from the drug candidates that we license or develop for several years, if ever. We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we were successful in obtaining regulatory approvals for manufacturing and commercializing DFC, our leading drug candidate, or another drug, we expect that we will continue to incur losses if our drug products do not generate significant revenues. If we achieve profitability we may not be able to sustain or increase profitability.

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

•       the receipt of contingent licensing or milestone fees or royalties on product sales from our current or future collaborative and license arrangements, if established; and

•       the timing of regulatory approvals, if any.

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

Our investments may decline in value and our losses may increase.

We have made and may in the future make investments in entities that complement our business. These investments may:

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

As of December 31, 2005, we had total consolidated debt of $341.9 million and stockholders’ deficit of $19.4 million. The indentures pursuant to which our outstanding convertible subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible subordinated notes. As of December 31, 2005, $91.6 million aggregate principal amount of our 5.5% convertible subordinated notes due 2007 were outstanding. Our annual interest payments for the 5.5% notes through 2006, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.0 million, and an additional $2.5 million in interest is payable in 2007. As of December 31, 2005, $250 million aggregate principal amount of our 3 1/2% convertible subordinated notes due 2011 were outstanding. Our annual interest payments for the 3 1/2% notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011. We intend to fulfill our debt service obligations from our existing cash and marketable securities. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

RISKS RELATING TO INTELLECTUAL PROPERTY AND LEGAL MATTERS

We are involved in patent litigation, which, if not resolved favorably, could require us to pay damages.

In October 2001, Invitrogen Corporation filed an action against us in federal district court for the District of Delaware, alleging infringement of three patents. The complaint seeks unspecified money damages and injunctive relief. In November 2001, we filed our answer to Invitrogen’s patent infringement claims, and asserted seven counterclaims against Invitrogen, seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches and patent misuse. We are also seeking our fees, costs and expenses. Invitrogen filed its answer to our counterclaims in January 2002. In February 2003, we added a counterclaim for unfair business practices.

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

The technology that we use to make and develop our drug products, the technology that we incorporate in our products, and the products we are developing may be subject to claims that they infringe the patents or proprietary rights of others. The success of our drug discovery and development efforts will also depend on our ability to develop new compounds, drugs and technologies without infringing or misappropriating the proprietary rights of others. We are aware of patents and patent applications filed in certain countries claiming certain intellectual property relating to CCR5. While the validity of issued patents, patentability of pending patent applications and applicability of any of them to our programs are uncertain, if any of these patents are asserted against us, our ability to commercialize our products could be harmed.

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

For DFC, a composition of matter patent is not available because the compound is in the public domain. Therefore, only patents covering the “use” and the method of “making” of the product are available. In general, patents covering a new use for a known compound and methods of making a known compound can be more difficult to enforce against infringers.

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

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties

Our corporate headquarters is in Wilmington, Delaware, which is where our drug discovery and development operations are also located. These facilities are leased to us until September 2008, and we have options to renew our lease until September 2010. We believe that these facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required. In addition to this lease, we had lease agreements as of December 31, 2005 for facilities that were closed as a part of the restructurings in Palo Alto and San Diego, California. As of December 31, 2005, we had multiple sublease and lease agreements covering approximately 286,000 square feet that expire on various dates ranging from May 2006 to March 2011. Of the approximately 286,000 square feet leased, approximately 154,000 square feet of this space has been vacated by us and is currently subleased to others.

Item 3.                        Legal Proceedings

Invitrogen Corporation

In October 2001, Invitrogen Corporation (“Invitrogen”) filed an action against us in federal district court for the District of Delaware, alleging infringement of three patents. The complaint seeks unspecified money damages and injunctive relief. In November 2001, we filed our answer to Invitrogen’s patent infringement claims, and asserted seven counterclaims against Invitrogen, seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches and patent misuse. We are also seeking our fees, costs and expenses. Invitrogen filed its answer to our counterclaims in January 2002. In February 2003, we added a counterclaim for unfair business practices. In February 2004, the federal district court for the District of Delaware ordered a stay of all proceedings pending disposition of the appeal in a related case of a judgment invalidating the same patents that are asserted in this case. On November 18, 2005, the Court of Appeals for the Federal Circuit issued its opinion vacating the judgment invalidating these patents and remanding for further proceedings in that related case. On January 25, 2006, the federal district court for the District of Delaware lifted the stay of proceedings in this case with respect to discovery related to our license defense. Thereafter, a schedule for possible motion practice and further proceedings is expected to be set.

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

In addition to the matter described above, from time to time we have been involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on our financial position, results of operations, or liquidity.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

Our executive officers are as follows:

Paul A. Friedman, M.D., age 63, joined Incyte as the Chief Executive Officer and a Director in November 2001. Dr. Friedman also serves as our President. From 1998 until October 2001, Dr. Friedman served as President of DuPont Pharmaceuticals Research Laboratories, a wholly owned subsidiary of DuPont Pharmaceuticals Company (formerly The DuPont Merck Pharmaceutical Company), from 1994 to 1998 he served as President of Research and Development of The DuPont Merck Pharmaceutical Company, and from 1991 to 1994 he served as Senior Vice President at Merck Research Laboratories. Prior to his work at Merck and DuPont, Dr. Friedman was an Associate Professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a Diplomat of the American Board of Internal Medicine, Member of the American Society of Pharmacology and Experimental Therapeutics, Member of the American Society of Clinical Investigation and a Member of the American Society of Biological Chemists. He received his A.B. in Biology from Princeton University and his M.D. from Harvard Medical School. Dr. Friedman is also a director of Bausch & Lomb Incorporated.

David C. Hastings, age 44, has served as Executive Vice President and Chief Financial Officer since October 2003. From February 2000 to September 2003, Mr. Hastings served as Vice President, Chief Financial Officer, and Treasurer of ArQule, Inc. Prior to his employment with ArQule, Mr. Hastings was Vice President and Corporate Controller at Genzyme, Inc., where he was responsible for the management of the finance department. Prior to his employment with Genzyme, Mr. Hastings was the Director of Finance at Sepracor, Inc., where he was primarily responsible for Sepracor’s internal and external reporting. Mr. Hastings is a Certified Public Accountant and received his B.A. in Economics at the University of Vermont.

John A. Keller, Ph.D., age 41, has served as Executive Vice President and Chief Business Officer since September 2003. From January 2001 to September 2003, Dr. Keller served as Vice President, Business Development at GlaxoSmithKline. From February 1987 to January 2001, Dr. Keller held a range of positions at SmithKline Beckman and SmithKline Beecham, in areas encompassing discovery research, project management, R&D strategy, alliance management and business development. Dr. Keller received his B.A. from Johns Hopkins University and his Ph.D. in Microbiology from Rutgers University.

Brian W. Metcalf, Ph.D., age 60, has served as Executive Vice President and Chief Drug Discovery Scientist since February 2002. From March 2000 to February 2002, Dr. Metcalf served as Senior Vice President and Chief Scientific Officer of Kosan Biosciences Incorporated. From December 1983 to March 2000, Dr. Metcalf held a number of executive management positions with SmithKline Beecham, most recently as Senior Vice President, Discovery Chemistry and Platform Technologies. Prior to joining SmithKline Beecham, Dr. Metcalf held positions with Merrell Research Center from 1973 to 1983. Dr. Metcalf received his B.S. and Ph.D. in Organic Chemistry from the University of Western Australia.

Patricia A. Schreck, age 52, joined Incyte as Executive Vice President and General Counsel in December 2003. Prior to joining Incyte, Ms. Schreck was Chief Patent Counsel at Elan Drug Delivery, Inc. Previously, she served as General Counsel for Genomics Collaborative, Inc. and diaDexus, Inc. (a SmithKline Beecham & Incyte joint venture). From 1992 through 1998, Ms. Schreck held a variety of senior patent and corporate legal positions at SmithKline Beecham. Ms. Schreck holds a B.A. in Chemistry and Biology from the University of Colorado and a J.D. from Villanova University School of Law. Ms. Schreck is admitted to practice before the United States Patent bar.

Paula Swain, age 48, has served as Executive Vice President, Human Resources, of Incyte since August 2002 and joined the company as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol Meyers Squibb from October 2001 to January 2002, after they acquired DuPont Pharmaceuticals Company. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock, par value $.001, is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “INCY.”  The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on Nasdaq as reported in its consolidated transaction reporting system.

	High	Low
2004
First Quarter	$10.24	$6.77
Second Quarter	8.76	6.40
Third Quarter	9.91	5.40
Fourth Quarter	11.16	8.23
2005
First Quarter	$9.66	$6.59
Second Quarter	8.43	6.55
Third Quarter	8.95	4.27
Fourth Quarter	6.03	4.32

As of December 31, 2005, our Common Stock was held by 353 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data(3):
Revenues	$7,846	$14,146	$41,197	$95,473	$214,317
Costs and expenses:
Research and development	95,618	88,271	111,404	145,308	203,465
Selling, general and administrative	11,656	20,551	29,370	45,148	61,949
Loss on sale of assets	—	—	—	313	5,777
Purchased in-process research and development	—	—	33,952	—	—
Other expenses(1)	1,356	54,177	15,823	37,331	130,372
Total costs and expenses	108,630	162,999	190,549	228,100	401,563
Loss from operations	(100,784)	(148,853)	(149,352)	(132,627)	(187,246)
Interest and other income (expense), net	12,527	3,563	(7,988)	9,417	23,357
Interest expense	(16,052)	(17,241)	(9,561)	(9,797)	(10,128)
Gain (loss) on certain derivative financial instruments	(106)	(454)	151	(1,782)	553
Gain (loss) on repurchase of convertible subordinated notes	506	(226)	706	1,937	2,386
Loss from continuing operations before income taxes and accounting change	(103,909)	(163,211)	(166,044)	(132,852)	(171,078)
Provision (benefit) for income taxes	(552)	453	342	945	930
Loss from continuing operations before accounting change	(103,357)	(163,664)	(166,386)	(133,797)	(172,008)
Gain (loss) from discontinued operation, net of tax	314	(1,153)	(77)	(3,088)	(13,506)
Cumulative effect of accounting change(2)	—	—	—	—	2,279
Net loss	$(103,043)	$(164,817)	$(166,463)	$(136,885)	$(183,235)
Basic and diluted per share data
Continuing operations	$(1.24)	$(2.19)	$(2.33)	$(1.98)	$(2.60)
Discontinued operation	—	(0.02)	—	(0.05)	(0.20)
Cumulative effect of accounting change	—	—	—	—	0.03
	$(1.24)	$(2.21)	$(2.33)	$(2.03)	$(2.77)
Number of shares used in computation of basic and diluted per share data	83,321	74,555	71,369	67,403	66,193

	December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities available-for-sale	$344,971	$469,764	$293,807	$429,018	$507,903
Working capital	326,119	449,832	268,937	394,854	510,063
Total assets	374,108	516,919	379,545	552,139	705,559
Convertible subordinated notes	341,862	378,766	167,786	172,036	179,248
Stockholders’ equity (deficit)	(19,397)	78,517	154,333	302,410	440,203

(1)          2005 charges relate to restructuring charges. 2004 and 2003 charges relate to restructuring charges and impairment of a long-lived asset. 2002 charges relate to restructuring charges. 2001 charges include the following: $68.7 million—goodwill and intangibles impairment; $55.6 million—restructuring charges and $6.1 million—impairment of a long-lived asset. See Note 17 of Notes to Consolidated Financial Statements.

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

Overview

Incyte Corporation is focused on the discovery and development of novel drugs to treat major medical conditions. Our three core therapeutic areas are human immunodeficiency virus, or HIV, imflammation and cancer. We have assembled a team of scientists with core competencies in the areas of medicinal chemistry, and molecular, cellular and in vivo biology.

Our most advanced product candidate, dexelvucitabine or DFC (formerly known as ReversetTM ), is a nucleoside analog reverse transcriptase inhibitor, or NRTI, that is being developed as a once-a day oral therapy for use in combination with other antiviral drugs for patients with HIV infections. In 2005, we completed a Phase IIb trial, Study 203, in treatment-experienced HIV patients which demonstrated that DFC provided potent antiviral effects as compared to placebo and was most effective in patients who were not receiving 3TC, FTC or ddI, currently approved NRTIs. In a meeting with the Food & Drug Administration (“FDA”) to discuss moving DFC directly into two Phase III trials, the FDA requested that we conduct a second Phase IIb clinical trial prior to initiating Phase III.  This second Phase IIb clinical trial was initiated in February 2006.

In addition to our DFC development program, we have several internal drug development programs underway. The most advanced of these programs is focused on developing antagonists to a key chemokine receptor involved in inflammation called CCR2. We believe that CCR2 receptor antagonists may represent a new class of compounds to treat various inflammation-driven diseases, including rheumatoid arthritis, multiple sclerosis, diabetes, and atherosclerosis. In November 2005, we entered into a collaborative research and license agreement with Pfizer Inc. (“Pfizer”) which became effective in January 2006. Pfizer gained worldwide development and commercialization rights to Incyte’s portfolio of CCR2 antagonist compounds, the most advanced of which is currently in Phase IIa clinical trials in rheumatoid arthritis and insulin-resistant obese patients. Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and one other undisclosed indication, where Incyte retained worldwide rights, along with certain compounds. Incyte does not have obligations to Pfizer on pre-clinical development candidates it selects for pursuit in these indications.

Our next most-advanced program involves novel sheddase inhibitors that we believe may have application in the treatment of breast cancer and other tumor types. Based on results from single and multiple-dose-rising Phase I clinical trials of our sheddase inhibitor lead candidate in healthy volunteers, we have initiated a Phase Ib/IIa dose-ranging clinical trial in cancer patients.

We have also selected an oral once-a-day CCR5 antagonist compound for HIV that is expected to begin Phase I clinical testing in healthy volunteers in the first half of 2006. Our CCR5 compound in preclinical testing has shown potent anti-HIV activity in cell culture as well as excellent pharmacokinetic properties. We expect to complete Phase I trials in healthy volunteers in the second half of 2006.

We have recently identified a novel proprietary compound with the potential to treat Type 2 diabetes. The compound is a selective orally-available small molecule inhibitor of 11ßHSD1 and is expected to begin Phase I clinical trials in the first half of 2006.

Earlier stage programs have generated other compounds with potential for applications in cancer and inflammation.

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

Transition to Drug Discovery and Development

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

Restructuring Programs

In February 2004, we made the decision to discontinue further development of the information products, close our Palo Alto headquarters and focus solely on the discovery and development of novel drugs. We recorded $42.1 million in restructuring charges in 2004, including charges related to the closure of our facilities, prior tenant improvements and equipment, a workforce reduction and other items. The restructuring charge originally included the present value of future lease obligations for two facilities. In the fourth quarter of 2004, we made a lease termination payment to satisfy our remaining lease obligation with respect to one of the facilities. The lease obligation for the second facility extends through March 2011. As a result of the long term nature of the remaining lease obligation, we will be recording a charge each period through the March 2011 termination date of the lease related to increases in the fair value of the lease obligations in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which total approximately $2.2 million at December 31, 2005. The cash impact in 2005 from restructuring related charges was $6.1 million.

In December 2004, based on declining estimated future cash flows associated with our gene and genomics-related intellectual property, we recorded a charge of $12.1 million to adjust the carrying value of previously capitalized costs associated with the preparation, prosecution and maintenance of our gene patent portfolio to its estimated fair market value. In January 2005 we sold certain assets and liabilities related to our Proteome facility in Beverly, Massachusetts. Our consolidated financial statements have been restated to present the operations of our Proteome facility as a discontinued operation.

In 2003, we recorded expense of $11.5 million in connection with a restructuring of our genomic information product line involving the discontinuance of our clone activities and support functions. This restructuring program included the elimination of 75 employees at our Palo Alto location and the write-down of certain assets related to our genomic information product line.

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

The value assigned to purchased in-process research and development was comprised of three compounds which were in stages ranging from discovery to preclinical phases as follows: Type II diabetes valued at $15.6 million; cancer valued at $6.9 million; and metabolic and other disorders valued at $5.6 million. The estimated fair values of these projects were determined by employment of a discounted cash flow model, using discount rates ranging from 20% to 40%. The discount rates used took into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process research and development projects that were valued. At the time of acquisition, the Maxia drug development platform was based on three components: chemistry, biology and an integrated drug discovery/development approach. Features of the chemistry component were novel, small, proprietary molecules. The biology component was based on leading scientific expertise in the nuclear receptor and signal transduction areas. The drug discovery platform was believed to provide an accelerated approach to novel drug discovery and development. Management has determined that each of these projects would require significant further development, including the receipt of marketing approval by the FDA or equivalent foreign agency, before they would be commercially available. The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology acquired and to obtain necessary regulatory approvals. The timing and estimated costs to complete these projects are difficult to predict due to their early stage of development. At the date of acquisition, significant further development of the Maxia compounds remained to be completed.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, we recorded a $2.9 million charge in 2003 related to restructuring costs for Maxia, which consisted of workforce reductions and consolidation of facilities. We recorded employee termination costs of approximately $0.8 million for 28 employee positions. The job eliminations were completed in July 2003. We also recorded restructuring costs related to lease payments for property that has been vacated and other costs of $2.0 million. In 2003, 2004, and 2005 we also recorded additional charges of $0.3 million, $1.6 million and $0.3 million, respectively, relating to facilities lease expenses in excess of amounts originally estimated.

Collaborations and Licensing Agreements

Pharmasset Collaborative Licensing Agreement

In September 2003, we entered into a collaborative licensing agreement with Pharmasset, Inc. (“Pharmasset”) to develop and commercialize DFC. Under our agreement with Pharmasset, we paid Pharmasset an upfront payment of $6.3 million, which we recorded as a charge to purchased in-process research and development expense that is presented as a separate component of operating expenses. In addition to this one-time payment, we also agreed to pay Pharmasset certain future performance milestone payments and future royalties on net sales, in exchange for exclusive rights in the United States, Europe and certain other markets to develop, manufacture and market the drug. One of these milestones was met in the second quarter of 2004, resulting in $0.5 million of research and development expense. An additional performance milestone was achieved in July 2005, resulting in $1.5 million of research and development expense. Pharmasset will retain marketing and commercialization rights in certain territories, including South America, Mexico, Africa, the Middle East and China.

Pfizer Collaborative Research and License Agreement

In November 2005, we entered into a collaborative research and license agreement with Pfizer under which Pfizer gained worldwide development and commercialization rights to Incyte’s portfolio of CCR2 antagonist compounds.

Incyte received an upfront non refundable payment of $40 million in January 2006 and is eligible to receive additional future development and milestone payments of up to $743 million for the successful development and commercialization of CCR2 antagonists in multiple indications, as well as royalties on worldwide sales. Pfizer purchased a $10 million convertible subordinated note in February 2006 and may purchase an additional $10 million note at Incyte’s option after Incyte files an Investigational New Drug Application in a retained Incyte indication. The notes will bear no interest, are due seven years from the date of issuance and will be convertible into Incyte common stock. Under the agreement, Pfizer will also provide research funding to Incyte to support the continued expansion of the CCR2 compound portfolio.

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

•       Accounting for long-term investments; and

•       Restructuring charges.

Revenue Recognition.   Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. We have entered into various types of agreements for access to our information databases and use of our intellectual property. Revenues are deferred for fees received before earned or until no further obligations exist. We exercise judgment in determining that collectibility is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the customer’s payment history and on the creditworthiness of the customer.

Revenues from ongoing database agreements are recognized evenly over the access period. Revenues from licenses to our intellectual property are recognized when earned under the terms of the related agreements. Royalty revenues are recognized upon the sale of products or services to third parties by the licensee or other agreed upon terms. We estimate royalty revenues based on previous period royalties received and information provided by the third party licensee. We exercise judgment in determining whether the information provided by licensees is sufficiently reliable for us to base our royalty revenue recognition thereon. Revenues from custom products, such as clones and datasets, were recognized upon completion and delivery.

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

Research and Development Costs.   In accordance with Statement of Financial Accounting Standards No. 2 (“SFAS 2”), Accounting for Research and Development Costs, it is our policy to expense research and development costs as incurred. We often contract with clinical research organizations (“CROs”) to facilitate, coordinate and perform agreed upon research and development of a new drug. To ensure that research and development costs are expensed as incurred, we record monthly accruals for clinical trials and preclinical testing costs based on the work performed under the contract.

These CRO contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones. In the event that we prepay CRO fees for future milestones, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most professional fees, including project and clinical management, data management, monitoring, and medical writing fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date.

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

Accounting for Long-Term Investments.   Our long-term investments have historically consisted of investments in both privately and publicly-held companies in which we have owned less than 20% of the outstanding voting stock and have not had the ability to exert significant influence over the investees. Accordingly, our long-term investments in privately-held companies have been accounted for under the cost method and our investments in publicly-held companies have been accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investments in publicly-held companies are classified as available-for-sale and are adjusted to their fair value each period based on their quoted market price with any adjustments being recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit).

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

At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. We periodically evaluate current available information and adjust our restructuring reserve as necessary. We also make adjustments related to professional fees due to actual amounts being lower than originally estimated. During 2005, such adjustments were made for the 2002 restructuring program, 2004 restructuring program, and Maxia acquisition.

Results of Operations

We recorded net losses from continuing operations for the years ended December 31, 2005, 2004 and 2003 of $103.4 million, $163.7 million and $166.4 million, respectively. On a basic and diluted per share basis, net loss from continuing operations was $1.24, $2.19, and $2.33 for the years ended December 31, 2005, 2004 and 2003, respectively.

Revenues

Our revenues of $7.8 million, $14.1 million, and $41.2 million in 2005, 2004, and 2003, respectively were derived primarily from information products, which included database subscriptions, licensing of our intellectual property, and partner programs. The decrease in revenues from 2003 through 2005 was due primarily to the 2004 closure of our Palo Alto, California facility and the decision to discontinue offering information products. We expect that revenues generated from information products, including gene and gene technology related intellectual property, will continue to decline as we focus on our drug discovery and development programs.

For the years ended December 31, 2005, 2004, and 2003, revenues from companies considered to be related parties, as defined by FASB Statement No. 57, Related Party Disclosures (“SFAS 57”) were $0.0 million, $1.1 million, and $1.1 million. Our related parties consist of companies in which members of our Board of Directors have invested, either directly or indirectly, or in which a member of our Board of Directors is an officer or holds a seat on the board of directors (other than an Incyte-held Board seat).

Revenues received from agreements with customers in which we have an equity interest were $0.0 million, $1.1 million, and $0.8 million in 2005, 2004 and 2003, respectively.

Revenues recognized from transactions in which there was originally a concurrent commitment to purchase goods or services from the other party to the transaction for the years ended December 31, 2005, 2004, and 2003 were $0.0 million, $1.5 million, and $3.5 million, respectively. No new transactions in which we had a concurrent commitment to purchase goods or services from the other party to the transaction were entered into during the year ended December 31, 2005. Of commitments made in prior periods, we expensed $0.0 million, $7.5 million, and $10.8 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The above transactions were recorded at fair value in accordance with our revenue and expense recognition policies.

Operating Expenses

Research and development expenses

	2005	2004	2003
($ in millions)
Salary and benefits related	$25.5	$28.0	$45.8
Collaboration and outside services	49.0	30.6	25.4
Occupancy and all other costs	21.1	29.7	40.2
Total research and development expenses	$95.6	$88.3	$111.4

We currently track research and development costs by natural expense line and not costs by project. These costs are exclusive of all charges related to the purchase of in-process research and development projects. The decrease in salary and benefits related costs from 2003 through 2005 is due primarily to a reduction in headcount. The number of employees engaged in research and development activities has declined due to the closure of our Palo Alto facility in 2004 and the cessation of the development of the information products developed at this facility. We expect that there will be no further research and development related to our information business. The increase in collaboration and outside services from 2003 through 2005 is due primarily to our increased efforts in our drug discovery and development, the expansion of clinical trials for our compounds and additional preclinical expenditures for potential pharmaceutical candidates partially offset by reduced expenditures related to our information business. The decrease in occupancy and other costs from 2003 through 2005 is due primarily to the reduction in our facility costs resulting from the closure of our Palo Alto facility in 2004.

Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities. Many factors can affect the cost and timing of our clinical trials, including inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, the availability of supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our product candidates will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

Selling, general and administrative expenses

	2005	2004	2003
($ in millions)
Salary and benefits related	$7.6	$8.9	$19.6
Other contract services and outside costs	4.1	11.7	9.8
Total selling, general and administrative expenses	$11.7	$20.6	$29.4

The decrease in salary and benefit related costs from 2003 through 2005 are due primarily to a reduction in headcount due to the closure of our Palo Alto facility. The increase in other contract services and outside costs from 2003 to 2004 is due primarily to costs associated with the transition of our corporate offices from Palo Alto, California to Wilmington, Delaware. The decline in other contract and outside costs from 2004 to 2005 is due primarily to the closure of Palo Alto and the elimination of expenses through our restructuring programs.

Purchased in-process research and development.   Purchased in-process research and development expenses for the year ended December 31, 2003 of $34.0 million consisted of $27.7 million for the acquisition of Maxia and $6.3 million related to a collaborative license agreement with Pharmasset.

Other expenses.   Other expenses for the years ended December 31, 2005, 2004 and 2003 were $1.4 million, $54.2 million and $15.9 million, respectively, and represent charges recorded in connection with restructuring and long-lived asset impairments.

In 2005, we recorded $1.0 million of expense in connection with our 2004 restructuring program and $0.4 million of expense in connection with our 2002 restructuring program and a facility closed in connection with our acquisition of Maxia.

In 2004, in conjunction with our 2004 restructuring program, we recorded $39.0 million in expense, including charges related to the closure of our Palo Alto facility, previously capitalized tenant improvements and equipment, a workforce reduction and other items. In December 2004, based on declining estimated future cash flows associated with our gene and genomics-related intellectual property, we recorded a charge of $12.1 million to adjust the carrying value of previously capitalized costs associated with the preparation, prosecution and maintenance of our gene patent portfolio to its estimated fair market value. During 2004 we also recorded charges of $3.1 million related primarily to a reduction in estimated sublease income for a facility closed in connection with our 2002 restructuring program and a facility closed in connection with our acquisition of Maxia.

In 2003, we restructured our information product line in connection with the discontinuance of our clone activities and support functions and recorded expense of $11.5 million related to the elimination of certain employees and the write-down of certain assets. In 2003, we also recorded expense of $4.4 million related primarily to our 2002 restructuring program.

Other income (expense)

Interest and other income (expense), net.   Interest and other income (expense), net, for the years ended December 31, 2005, 2004, and 2003, was $12.5 million, $3.6 million, and $(8.0) million, respectively. The increase in 2005 from 2004 was primarily due to higher interest rates in 2005, a $2.8 million gain from the 2005 sale of securities of a strategic investee and a $5.2 million decline in long-term investment impairment charges from 2004 to 2005, partially offset by a lower average cash balance. The increase in 2004 from 2003 was primarily due to higher interest income associated with cash invested in connection with the issuance of $250 million of 3 1/2% convertible subordinated notes in the first quarter of 2004 and $83.3 million of net proceeds from a public offering of common stock in November 2004 and a $12.8 million decrease in long-term investment impairment charges.

Interest expense.   Interest expense for the years ended December 31, 2005, 2004, and 2003 was $16.1 million, $17.2 million, and $9.6 million, respectively. The decrease in 2005 from 2004 is related to lower interest expense associated with our repurchase of $36.5 million face value of our 5.5% convertible subordinated notes due 2007. The increase in 2004 from 2003 is related to additional interest expense incurred as a result of the issuance of $250 million of 3 1/2% convertible subordinated notes in the first quarter of 2004 partially offset by reduced interest expense associated with our repurchase of $38.4 million face value of our 5.5% convertible subordinated notes due 2007.

Gain (loss) on certain derivative financial instruments.   Gain (loss) on certain derivative financial instruments for the years ended December 31, 2005, 2004, and 2003 of $(0.1) million, $(0.5) million, and $0.2 million, respectively, represents the change in fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”). Gain or loss on derivative financial instruments may fluctuate in any given period based upon current market conditions and is recognized during the period of change.

Gain (loss) on repurchase of convertible subordinated notes.   In 2005, 2004, and 2003, we repurchased $36.5 million, $38.4 million, and $3.8 million face value of our 5.5% convertible subordinated notes due 2007 on the open market, respectively. The repurchase resulted in a gain of $0.5 million for the year ended December 31, 2005, a loss of $0.2 million for the year ended December 31, 2004, and a gain of $0.7 million for the year ended December 31, 2003.

Provision (benefit) for income taxes.   Due to our net losses in 2005, 2004, and 2003, we had a minimal effective annual income tax rate. The provision (benefit) for income taxes for 2005, 2004, and 2003 are primarily attributable to foreign withholding taxes.

Gain (loss) from discontinued  operation.   The gain from discontinued operation of $0.3 million in 2005 and losses from discontinued operation of $1.2 million and $0.1 million in 2004, and 2003, respectively, represent the results of our Proteome facility based in Beverly, Massachusetts. In December 2004, we entered into an agreement to sell certain assets and liabilities related to our Proteome facility, which transaction subsequently closed in January 2005. The consolidated financial statements have been restated to present the operations of our Proteome facility as a discontinued operation for all periods presented. (see note 19 to the consolidated financial statements).

Recent Accounting Pronouncements

In November 2005, the FASB issued staff position FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”). FSP 115-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

FSP 115-1 replaces the impairment evaluation guidance of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), with references to existing other-than-temporary impairment guidance. EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FSP 115-1 also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP 115-1 applies to reporting periods beginning after December 15, 2005. We do not expect FSP 115-1 will have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R to the first interim or annual reporting period of a company’s first fiscal year beginning on or after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We adopted SFAS 123R on January 1, 2006.

SFAS 123R permits public companies to adopt its requirement using one of two methods: 1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the fair value as measured under SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or 2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) to the start of the fiscal year in which SFAS 123R is adopted. We adopted SFAS 123R using the modified prospective method.

As permitted by SFAS 123, prior to January 1, 2006, we accounted for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options which had exercise prices equal to the fair market value of our common stock at the date of granting the option. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. We expect the adoption of SFAS 123R will result in $5.0 million to $6.0 million of research and development expense and $2.0 million to $3.0 million of selling, general and administrative expense in 2006. The impact of expensing share-based payments, including employee stock options, will be dependent upon the level of share-based payments issued, as well as the market price and other judgmental assumptions used in estimating the fair value of such instruments. Had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to our consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. It is unlikely that we will have near term benefits from tax deductions. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because of various factors, including the timing of employee exercises and whether we will be in a taxable position. At this time, there would be no tax impact related to the prior periods since we are in a net loss position.

In October 2005, the FASB issued a staff position FSP SFAS No. 123(R)-2, Practical Accommodation of Grant Date as Defined in FASB Statement No. 123(R) (“FSP SFAS No. 123(R)-2”). FSP SFAS No. 123(R)-2 is in response to recent inquiries from constituents to provide guidance on the application of grant date as defined in SFAS 123R. One of the criteria in defining the grant date in SFAS 123R is a mutual understanding by the employer and the employee of the key terms and conditions of a share-based payment award. Practice has developed such that the grant date of an award is generally the date the award is approved in accordance with an entity’s corporate governance provisions, so long as the approved grant is communicated to employees within a relatively short period of time from the date of approval. For many companies, the number and geographic dispersion of employees receiving share-based awards limit the ability to communicate with each employee immediately after the awards have been approved by the Board of Directors. As a practical accommodation, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved if the award is a unilateral grant and the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. FSP SFAS No. 123(R)-2 was effective for us on January 1, 2006. We do not expect the adoption of FSP

SFAS No. 123(R)-2 to have a material impact on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

As of December 31, 2005, we had $345.0 million in cash, cash equivalents and marketable securities, compared to $469.8 million as of December 31, 2004. We have historically financed our operations primarily through the sale of equity securities, the issuance of convertible subordinated notes and cash received from our customers. We have classified all of our marketable securities as short-term, as we may choose not to hold our marketable securities until maturity. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $101.8 million, $114.7 million, and $118.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. The $12.9 million decrease from 2004 to 2005 was due primarily to a decrease of $21.4 million used to fund restructuring expenses and $1.2 million decrease used to fund interest expense. These items were partially offset by a $7.1 million reduction in cash received from customer sales and an increase of $6.0 million used to fund research and development and selling, general, and administrative expenses.

The $3.6 million decrease in net cash used in 2004 as compared to 2003 was primarily due to a $42.6 million decline in cash used to fund operating expenses and a $6.3 million decline in cash used to purchase in process research and development. These items were partially offset by a $24.6 million reduction in cash received from customers sales, a $12.8 million increase in cash used for restructuring and increased interest costs of $7.7 million.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments. Capital expenditures for the years ended December 31, 2005, 2004, and 2003, were $1.6 million, $1.4 million, and $9.7 million, respectively. Capital expenditures decreased in 2004 from 2003 due to reduced operational needs related to our information products activities, partially offset by increased spending in support of drug discovery and development efforts. In 2003, we expended $5.7 million related to the acquisition of Maxia. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash used in financing activities was $34.3 million for the year ended December 31, 2005, while net cash provided by financing activities was $294.2 million for the year ended December 31, 2004, and net cash used in financing activities was $1.2 million for the year ended December 31, 2003. During 2005, we paid $35.8 million in connection with repurchases of $36.5 million in face value of our 5.5% convertible subordinated notes due 2007 (the “5.5% Notes”), offset partially by $1.5 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2004, we issued a total of $250.0 million of 3 ½% convertible subordinated notes due 2011 (the “3 ½% Notes”), which resulted in net proceeds of approximately $242.5 million. In 2004, we also repurchased $38.4 million face value of 5.5% Notes on the open market for $38.4 million. In November 2004, we completed a public offering of 9 million shares of common stock, resulting in net proceeds of $83.3 million after deducting the underwriting discounts, commissions and offering expenses. Cash proceeds from the issuance of common stock under our stock option and employee stock purchase plans in 2004 were $6.8 million. We repurchased $3.8 million face value of our 5.5% Notes on the open market for $3.1 million in 2003, offset by proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $2.0 million.

The following summarizes our significant contractual obligations as of December 31, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$341.6	$—	$91.6	$—	$250.0
Interest on convertible subordinated debt	55.7	13.8	20.0	17.5	4.4
Non-cancelable operating lease obligations:
Related to current operations	11.6	4.4	7.2	—	—
Related to vacated space	41.8	8.0	16.6	16.1	1.1
Total contractual obligations	$450.7	$26.2	$135.4	$33.6	$255.5

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.4 million (less than 1 year), $3.5 million (years 1-3), $3.3 million (years 4-5), and $0.3 million (over 5 years); these scheduled payments are not reflected in the above table.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Additional commitments related to Maxia and Pharmasset are also considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of December 31, 2005.

Under the terms of our collaborative licensing agreement with Pharmasset, we agreed to pay Pharmasset certain future performance milestone payments and future royalties on net sales; one of these milestones was met in the second quarter of 2004, resulting in $0.5 million of research and development expense. An additional performance milestone was achieved in July 2005, resulting in $1.5 million of research and development expense.

We have entered into and intend to continue to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

We expect to use net cash in 2006 as we invest in our drug discovery and development programs; make payments related to our restructuring programs; and continue to seek access to technologies through investments, research and development and new alliances, license agreements and/or acquisitions.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary products, technologies and businesses; expenditures in connection with potential repayments of 5.5% Notes and 3 1/2% Notes; expenditures in connection with our drug discovery and development programs; expenditures in connection with litigation; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone payments under our collaborative agreement with Pfizer; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs, and in 2006, will not represent a significant source of cash inflow for us.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed under Contractual Obligations.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities and mortgage and asset-backed securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. Our marketable securities also include our investment in the common stock of Genomic Health, Inc. At December 31, 2005, the fair market value of our investment in Genomic Health, Inc. was $14.1 million. This value could  decrease based on the volatility of the equity markets and uncertainty of the biotechnology industry, as well as due to specific factors relating to that company’s operating results and business. As of December 31, 2005, cash, cash equivalents and marketable securities were $345.0 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2005, the decline in fair value would not be material.

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Incyte Corporation

We have audited the accompanying consolidated balance sheets of Incyte Corporation, as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Corporation, at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Incyte Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 24, 2006

INCYTE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$11,494	$132,180
Marketable securities—available-for-sale	333,477	337,584
Accounts receivable, net	1,423	2,143
Prepaid expenses and other current assets	7,582	7,142
Assets of discontinued operation	—	2,264
Total current assets	353,976	481,313
Property and equipment, net	7,667	9,959
Long-term investments(1)	1,368	11,427
Intangible and other assets, net(2)	11,097	14,220
Total assets	$374,108	$516,919
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,573	$2,321
Accrued compensation	7,590	7,876
Interest payable	5,382	6,217
Accrued and other current liabilities(3)	5,124	4,838
Deferred revenue	604	1,807
Accrued restructuring and acquisition costs	5,584	5,873
Liabilities of discontinued operation	—	2,549
Total current liabilities	27,857	31,481
Convertible subordinated notes	341,862	378,766
Other liabilities	23,786	28,155
Total liabilities	393,505	438,402
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued andoutstanding as of December 31, 2005 and 2004	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 83,597,080 and 83,022,414 shares issued and outstanding as of December 31, 2005 and 2004, respectively	84	83
Additional paid-in capital	818,638	817,150
Deferred stock-based compensation	—	(186)
Accumulated other comprehensive income (loss)	1,228	(2,226)
Accumulated deficit	(839,347)	(736,304)
Total stockholders’ equity (deficit)	(19,397)	78,517
Total liabilities and stockholders’ equity (deficit)	$374,108	$516,919

(1)           Includes investments in companies considered related parties under SFAS 57 of $1.3 million and $11.3 million as of December 31, 2005 and 2004, respectively.

(2)           Includes loans to executive officers, net of amortization, of $0.0 million and $0.1 million as of December 31, 2005 and 2004, respectively. See Note 8.

(3)           Includes accruals of payments to companies considered related parties under SFAS 57 of $0.0 million and $0.2 million as of December 31, 2005 and 2004, respectively.

See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues(1)	$7,846	$14,146	$41,197
Costs and expenses:
Research and development(2)	95,618	88,271	111,404
Selling, general and administrative(3)	11,656	20,551	29,370
Purchased in-process research and development	—	—	33,952
Other expenses(4)	1,356	54,177	15,823
Total costs and expenses	108,630	162,999	190,549
Loss from operations	(100,784)	(148,853)	(149,352)
Interest and other income (expense), net(5)	12,527	3,563	(7,988)
Interest expense	(16,052)	(17,241)	(9,561)
Gain (loss) on certain derivative financial instruments	(106)	(454)	151
Gain (loss) on repurchase of convertible subordinated notes(6)	506	(226)	706
Loss from continuing operations before income taxes	(103,909)	(163,211)	(166,044)
Provision (benefit) for income taxes	(552)	453	342
Loss from continuing operations	(103,357)	(163,664)	(166,386)
Gain (loss) from discontinued operation, net of tax	314	(1,153)	(77)
Net loss	$(103,043)	$(164,817)	$(166,463)
Basic and diluted per share data:
Continuing operations	$(1.24)	$(2.19)	$(2.33)
Discontinued operation	—	(0.02)	—
	$(1.24)	$(2.21)	$(2.33)
Shares used in computing basic and diluted net loss per share	83,321	74,555	71,369

(1)          Includes revenues from transactions with companies considered related parties under SFAS 57 of $0.0 million, $1.1 million, and $1.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

(2)          Includes expenses from transactions with companies considered related parties under SFAS 57 of $0.1 million, $0.3 million, and $2.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

(3)          Includes stock-based compensation charges of $0.2 million, $0.5 million, and $1.6 million in 2005, 2004, and 2003, respectively, and compensation expense related to loans to executive officers of $0.1 million, $0.1 million, and $0.2 million in 2005, 2004, and 2003, respectively.

(4)          2005 charges related to restructuring charges. 2004 and 2003 charges related to restructuring charges and impairment of a long-lived asset.

(5)          Includes a gain on the sale of securities of $2.8 million for the year ended December 31, 2005 and losses on long-term investments in companies considered related parties under SFAS 57 of $4.4 million and $14.4 million for the years ended December 31, 2004 and 2003, respectively.

(6)          Includes a gain from a transaction with an individual considered a related party under SFAS 57 of $0.1 million for the year ended December 31, 2005.

See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Net loss	$(103,043)	$(164,817)	$(166,463)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities	3,776	(1,022)	(3,660)
Reclassification adjustment for realized gains (losses) on marketable securities	(1,281)	(709)	722
Foreign currency translation adjustment	959	71	(82)
Other comprehensive gain (loss)	3,454	(1,660)	(3,020)
Comprehensive loss	$(99,589)	$(166,477)	$(169,483)

See accompanying notes

INCYTE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2002	67	708,163	(3,250)	2,454	(405,024)	302,410
Issuance of 386,759 shares of Common Stock upon exercise of stock options and 534,459 shares of Common Stock under the ESPP	1	1,996	—	—	—	1,997
Issuance of 4,476,092 shares of Common Stock upon acquisition of Maxia Pharmaceuticals, Inc.	5	17,498	—	—	—	17,503
Adjustment of deferred compensation for terminated employees	—	(590)	973	—	—	383
Amortization of deferred compensation	—	—	1,628	—	—	1,628
Repurchase of 30,000 shares of Common Stock	—	(105)	—	—	—	(105)
Other comprehensive loss	—	—	—	(3,020)	—	(3,020)
Net loss	—	—	—	—	(166,463)	(166,463)
Balances at December 31, 2003	73	726,962	(649)	(566)	(571,487)	154,333
Issuance of 987,911 shares of Common Stock upon exercise of stock options and 448,861 shares of Common Stock under the SPP	1	6,830	—	—	—	6,831
Issuance of 9,000,000 shares of Common Stock, net of offering costs.	9	83,310	—	—	—	83,319
Stock compensation expense	—	48	—	—	—	48
Amortization of deferred compensation	—	—	463	—	—	463
Other comprehensive loss	—	—	—	(1,660)	—	(1,660)
Net loss	—	—	—	—	(164,817)	(164,817)
Balances at December 31, 2004	$83	$817,150	$(186)	$(2,226)	$(736,304)	$78,517
Issuance of 184,865 shares of Common Stock upon exercise of stock options and 389,801 shares of Common Stock under the ESPP	1	1,488	—	—	—	1,489
Amortization of deferred compensation	—	—	186	—	—	186
Other comprehensive gain	—	—	—	3,454	—	3,454
Net loss	—	—	—	—	(103,043)	(103,043)
Balances at December 31, 2005	$84	$818,638	$—	$1,228	$(839,347)	$(19,397)

See accompanying notes

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	(103,043)	$(164,817)	$(166,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from discontinued operations	(314)	1,153	77
Non-cash restructuring charges and impairment of long-lived assets	2,324	32,825	7,309
Non-cash purchased in-process research and development	—	—	27,702
Depreciation and amortization	8,192	13,913	16,895
Stock-based compensation	186	463	1,628
Loss (gain) on repurchase of convertible subordinated notes	(506)	226	(706)
Compensation expense on executive loans	75	75	245
Loss (gain) on derivative financial instruments, net	106	454	(151)
Impairment of long-term investments	—	5,247	17,964
Realized gain on long-term investments, net	(2,791)	(123)	(1,265)
Changes in operating assets and liabilities:
Accounts receivable	721	3,085	2,553
Prepaid expenses and other assets	2	513	(2,426)
Accounts payable	1,252	(4,151)	(3,392)
Accrued and other liabilities	(6,849)	(404)	(13,851)
Deferred revenue	(1,203)	(2,728)	(4,689)
Net cash used in continuing operating activities	(101,848)	(114,269)	(118,570)
Net cash provided (used) in discontinued activities	(24)	(398)	238
Net cash used in operating activities	(101,872)	(114,667)	(118,332)
Cash flows from investing activities:
Capital expenditures	(1,633)	(1,391)	(9,738)
Proceeds from the sale of long-term investments	—	123	2,647
Proceeds from the sale of equipment	59	1,628	—
Acquisition of Maxia Pharmaceuticals, Inc. (net of cash acquired)	—	—	(5,725)
Purchases of marketable securities	(348,540)	(830,494)	(575,483)
Sales of marketable securities	134,327	378,911	457,412
Maturities of marketable securities	231,315	374,151	257,238
Investing activities of discontinued operations	—	(88)	—
Net cash provided by (used in) investing activities	15,528	(77,160)	126,351
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,489	6,831	1,997
Repurchase of common stock	—	—	(105)
Repurchase of convertible subordinated notes	(35,837)	(38,412)	(3,059)
Net proceeds from issuance of convertible subordinated notes	—	242,500	—
Net proceeds from issuance of common stock	—	83,319	—
Net cash provided by (used in) financing activities	(34,348)	294,238	(1,167)
Effect of exchange rate on cash and cash equivalents	6	71	(82)
Net increase (decrease) in cash and cash equivalents	(120,686)	102,482	6,770
Cash and cash equivalents at beginning of period	132,180	29,698	22,928
Cash and cash equivalents at end of period	$11,494	$132,180	$29,698
Supplemental Schedule of Cash Flow Information
Interest paid	$15,467	$13,554	$9,262
Taxes paid	$24	$175	$936
Supplemental Disclosure of Non-Cash Activity:
Reversal of deferred compensation	$—	$—	$(973)

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

Principles of Consolidation.   The consolidated financial statements include the accounts of Incyte Corporation and our wholly owned subsidiaries. All material inter-company accounts, transactions, and profits have been eliminated in consolidation.

Reclassifications.   Certain amounts reported in previous years have been reclassified to conform to the 2005 financial statement presentation.

Use of Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation.   The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, as appropriate. The resulting translation adjustments are included in accumulated other comprehensive income loss, a separate component of stockholders’equity (deficit). Income and expense items are translated at average monthly rates of exchange.

Concentrations of Credit Risk.   Cash, cash equivalents, marketable securities, trade receivables, and long-term strategic investments are financial instruments which potentially subject us to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. We primarily invest our excess available funds in notes and bills issued by the U.S. government and its agencies and corporate debt securities and, by policy, limit the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. Our customers for our information products are primarily

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pharmaceutical and biotechnology companies which are typically located in the United States and Europe. We have not experienced any significant credit losses on cash, cash equivalents, marketable securities or trade receivables to date and do not require collateral on receivables.

Cash and Cash Equivalents.   Cash and cash equivalents are held in U.S. banks or in custodial accounts with U.S., and U.K. banks. Cash equivalents are defined as all liquid investments with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk.

Marketable Securities—Available-for-Sale.   All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity (deficit). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in “Interest and other income (expense), net.”  The cost of securities sold is based on the specific identification method.

Accounts Receivable.   Accounts receivable as of December 31, 2005 and 2004 were net of an allowance for doubtful accounts of $0.2 million and $0.3 million, respectively.

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

Long-Term Investments.   We have made equity and debt investments in a number of companies whose businesses may be complementary to our business. Most of these investments were made in connection with the establishment of a collaborative arrangement between us and the investee company. Our long-term investments have historically consisted of investments in both privately and publicly-held companies in which we have owned less than 20% of the outstanding voting stock and have not had the

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ability to exert significant influence over the investees. Accordingly, our long-term investments in privately-held companies have been accounted for under the cost method and our investments in publicly-held companies have been accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investments in publicly-held companies are classified as available-for-sale and are adjusted to their fair value each period based on their quoted market price with any adjustments being recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit).

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

Intangible and Other Assets.   Costs of patents, patent applications and patent defense for gene and genomic patents are capitalized and amortized on a straight-line basis over their estimated useful lives of approximately five years in accordance with the provisions of Accounting Principles Board Opinion No. 17, Intangible Assets (“APB 17”). Capitalized software costs, which consist of software development costs incurred in developing certain products once the technological feasibility of the products has been

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined, are recorded in accordance with FASB Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”), and are amortized on a straight-line basis over the estimated useful life of three years.

Income Taxes.   Income taxes are accounted for using SFAS No. 109 “Accounting for Income Taxes.”  Deferred income taxes are provided at the currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax audits and issues. In addition, valuation allowances are established for deferred tax assets where the amount of expected future taxable income from operations does not support the realization of the asset. We believe that the current assumptions and other considerations used to estimate the current year effective and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material impact on our consolidated financial statements.

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

Accumulated Other Comprehensive Income (Loss).   Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2005	2004
	(in thousands)
Unrealized gains (losses) on marketable securities	$1,235	$(1,260)
Cumulative translation adjustment	(7)	(966)
	$1,228	$(2,226)

Revenue Recognition.   Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. We have entered into various types of agreements for access to our information databases and use of our intellectual property. Revenues are deferred for fees received before earned or until no further obligations exist. We exercise judgment in determining that collectibility is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the customer’s payment history and on the creditworthiness of the customer.

Revenues from ongoing database agreements are recognized evenly over the access period. Revenues from licenses to our intellectual property are recognized when earned under the terms of the related agreements. Royalty revenues are recognized upon the sale of products or services to third parties by the licensee or other agreed upon terms. We estimate royalty revenues based on previous period royalties received and information provided by the third party licensee. We exercise judgment in determining whether the information provided by licensees is sufficiently reliable for us to base our royalty revenue

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognition thereon. Revenues from custom products, such as clones and datasets, were recognized upon completion and delivery.

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 became effective for revenue arrangements we entered into after June 30, 2003. The application of EITF 00-21 did not have a material impact on our revenue arrangements for the years ended December 31, 2005, 2004, and 2003.

Revenues received from agreements with customers in which we have an equity interest were $0.0 million, $1.1 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Revenues recognized from transactions in which there was originally a concurrent commitment to purchase goods or services from the other party to the transaction for the years ended December 31, 2005, 2004 and 2003 were $0.0 million, $1.5 million and $3.5 million, respectively. No new transactions in which there was a concurrent commitment by us to purchase goods or services from the other party to the transaction were entered into during the year ended December 31, 2005. Of commitments made in prior periods, we expensed $0.0 million, $7.5 million and $10.8 million for the years ended December 2005, 2004 and 2003, respectively.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The above transactions were recorded at fair value in accordance with our revenue and expense recognition policies.

Research and Development.   Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and related benefits, collaboration and outside services, and occupancy and all other costs. In accordance with Statement of Financial Accounting Standards No. 2 (“FAS 2”), Accounting for Research and Development Costs, it is our policy to expense research and development costs as incurred. We often contract with Clinical Research Organizations (“CROs”) to facilitate, coordinate and perform agreed upon research and development of a new drug. To ensure that research and development costs are expensed as incurred, we record monthly accruals for clinical trial and preclinical testing costs based on the work performed under the contract.

These CRO contracts typically call for payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones. In the event that we prepay CRO fees for future milestones, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most professional fees, including project and clinical management, data management, monitoring, and medical writing fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date.

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

Other Expenses.   We recognize other expenses in connection with our plans to exit certain activities. In connection with our exit activities, we record other expenses for employee termination benefit costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”), EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”) and EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The remaining carrying value of such assets was not material as of December 31, 2005 and 2004. The recognition of other expenses requires our management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that they are adequate, that no excess accruals are retained, and that the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of each option and employee purchase right was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	For the Years Ended December 31,			For the Years Ended December 31,
	2005	2004	2003	2005	2004	2003
Average risk-free interest rates	3.95%	2.40%	2.68%	3.64%	1.59%	1.39%
Average expected life (in years)	3.29	3.27	3.56	0.50	1.11	0.66
Volatility	86%	89%	89%	90%	90%	96%

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

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net loss, as reported	$(103,043)	$(164,817)	$(166,463)
Add: Stock-based employee compensation	186	511	1,950
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards	(9,777)	(6,217)	(11,995)
Pro forma net loss, SFAS 123 adjusted	$(112,634)	$(170,523)	$(176,508)
Basic and diluted net loss per share—as reported	$(1.24)	$(2.21)	$(2.33)
Basic and diluted net loss per share—SFAS 123 adjusted	$(1.35)	$(2.29)	$(2.47)

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average fair value of stock awards (including restricted stock units) granted during 2005, 2004, and 2003 was $4.94, $4.87, and $2.80 per share, respectively. The average fair value of the employees’ purchase rights under the Employee Stock Purchase Plan during 2005, 2004, and 2003 is estimated at $2.81, $1.99, and $1.81, respectively, on the date of grant using the Black-Scholes multiple-options pricing model.

We also record and amortize over the related vesting periods, deferred compensation representing the difference between the price per share of stock issued or the exercise price of stock options granted and the fair value of our common stock at the time of issuance or grant.

Advertising Costs.   All costs associated with advertising products are expensed in the year incurred. Advertising expense for the years ended December 31, 2005, 2004, and 2003, was $0.0 million, $0.1 million, and $0.3 million, respectively.

Recent Accounting Pronouncements.   In November 2005, the FASB issued staff position FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”). FSP 115-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

FSP 115-1 replaces the impairment evaluation guidance of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), with references to existing other-than-temporary impairment guidance. EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FSP 115-1 also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP 115-1 applies to reporting periods beginning after December 15, 2005. We do not expect FSP 115-1 will have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R to the first interim or annual reporting period of a company’s first fiscal year beginning on or after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We adopted SFAS 123R on January 1, 2006.

SFAS 123R permits public companies to adopt its requirement using one of two methods: 1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the fair value as measured under SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or 2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) to the start of the fiscal year in which SFAS 123R is adopted. We adopted SFAS 123R using the modified prospective method.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options which have exercise prices equal to the fair market value of our common stock at the date of granting the option. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. We expect the adoption of SFAS 123R will result in $5.0 million to $6.0 million of research and development expense and $2.0 million to $3.0 million of selling, general and administrative expense in 2006. The impact of expensing share-based payments, including employee stock options, will be dependent upon the level of share-based payments issued, as well as the market price and other judgmental assumptions used in estimating the fair value of such instruments. Had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to our condensed consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. It is unlikely that we will have near term benefits from tax deductions. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because of various factors, including but not limited to the timing of employee exercises and whether we will be in a taxable position. At this time, there would be no tax impact related to the prior periods since we are in a net loss position.

In October 2005, the FASB issued a staff position FSP SFAS No. 123(R)-2, Practical Accommodation of Grant Date as Defined in FASB Statement No. 123(R) (“FSP SFAS No. 123(R)-2”). FSP SFAS No. 123(R)-2 is in response to recent inquiries from constituents to provide guidance on the application of grant date as defined in SFAS 123R. One of the criteria in defining the grant date in SFAS 123R is a mutual understanding by the employer and the employee of the key terms and conditions of a share-based payment award. Practice has developed such that the grant date of an award is generally the date the award is approved in accordance with an entity’s corporate governance provisions, so long as the approved grant is communicated to employees within a relatively short period of time from the date of approval. For many companies, the number and geographic dispersion of employees receiving share-based awards limit the ability to communicate with each employee immediately after the awards have been approved by the Board of Directors. As a practical accommodation, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved if the award is a unilateral grant and the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. FSP SFAS No. 123(R)-2 was effective for us on January 1, 2006. We do not expect the adoption of FSP SFAS No. 123(R)-2 to have a material impact on our consolidated financial position, results of operations or cash flows.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Concentrations of Credit Risk

As of December 31, 2005, we previously had entered into agreements for information products and services, which include licensing a portion of our intellectual property, with pharmaceutical, biotechnology and agricultural companies and academic institutions. Such agreements represented 100% of revenues in 2005, 2004 and 2003. In general, customers agree to pay, during the term of the agreement, fees to receive non-exclusive access to selected modules of our databases and/or licenses of certain of our intellectual property. In addition, if a customer develops certain products utilizing our technology or proprietary information, we could potentially receive royalty and milestone payments.

A single customer contributed 21%, 11%, and 18% of total revenues for the years ended December 31, 2005 and 2004 and 2003, respectively.

Three customers comprised 67% and 46% of the accounts receivable balance as of December 31, 2005 and 2004, respectively.

We had one long-term investment as of December 31, 2005. The activity in our long-term investments, in any given quarter, may result in gains or losses on sales or impairment charges. Amounts realized upon disposition of these investments may be different from their carrying value.

Note 3.   Collaborative License Agreement

In November 2005, we entered into a collaborative research and license agreement with Pfizer Inc. (“Pfizer”) which became effective in January 2006. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and one other undisclosed indication, where Incyte retained worldwide rights, along with certain compounds. Incyte does not have obligations to Pfizer on pre-clinical development candidates it selects for pursuit in these indications.

Incyte received an upfront non refundable payment of $40 million in January 2006 and is eligible to receive additional future development and milestone payments of up to $743 million for the successful development and commercialization of CCR2 antagonists in multiple indications, as well as royalties on worldwide sales. The $40 million upfront fee will be recorded as deferred revenue and will be recognized on a straight-line basis over two years, our estimated performance period under the agreement. Future development and milestone payments will be recognized as earned. We will also be recognizing revenue in connection with research services provided to Pfizer.

Pfizer purchased a $10 million convertible subordinated note in February 2006 and may purchase an additional $10 million note at Incyte’s option after Incyte files an Investigational New Drug Application in a retained Incyte indication. The $10 million note purchased by Pfizer in February 2006 bears no interest, is due seven years from the date of issuance and is convertible into Incyte common stock at an initial conversion price of $6.8423 per share, subject to adjustments. The note is subordinated to all senior indebtness and pari passu in right of payment with our 3 ½% convertible subordinated notes due 2011 and our 5.5% convertible subordinated notes due 2007. We may, at our option, repay the note beginning February 3, 2009. Pfizer may require us to repay the note upon a change of control, as defined. As the $10 million note is non interest bearing, it will be discounted to its net present value by imputing interest at a rate of 4.5%, which represented market conditions in place at the time the note was issued. We will accrete the note up to its face value over its term of seven years by recording interest expense under the effective interest method. The difference between the cash received and the present value of the note represents additional consideration from Pfizer under the collaborative research and license agreement. We will

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

account for this additional consideration as deferred revenue and recognize it over two years, our estimated performance period under the collaborative research and license agreement.

Note 4.   Commitments

As of December 31, 2005, we had noncancelable operating leases on multiple facilities and equipment, including facilities in Palo Alto, California; San Diego, California; Wilmington, Delaware; Beverly, Massachusetts; and Cambridge, England. The leases expire on various dates ranging from May 2006 to March 2011. Certain leases have renewal options for periods ranging up to 5 years. Rent expense, excluding rent expense recognized in the restructuring charges in 2004, for the years ended December 31, 2005, 2004 and 2003, was approximately $4.2 million, $6.7 million, and $8.6 million, respectively.

As of December 31, 2005, future noncancelable minimum payments under operating leases, including leases for sites included in the restructuring programs were as follows:

Year ended December 31,	Operating Leases
(in thousands)
2006	$12,405
2007	12,513
2008	11,206
2009	7,921
2010	8,136
Thereafter	1,134
Total minimum lease payments	$53,315

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.4 million (less than 1 year), $3.5 million (years 1-3), $3.3 million (years 4-5), and $0.3 million (over 5 years).

In addition to the non-cancelable commitments included in the table above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events. We consider these potential obligations contingent, and have summarized all significant arrangements below.

Additional commitments related to Maxia Pharmaceuticals, Inc. (“Maxia”) and Pharmasset Inc. (“Pharmasset”) (see Note 18, Purchased In-process Research and Development) are also considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stockholders in the aggregate pursuant to the merger agreement. None of these milestones had been achieved as of December 31, 2005.

In September 2003, we entered into a collaborative licensing agreement with Pharmasset to develop and commercialize dexelvucitabine, an antiretroviral drug that is currently in Phase IIb clinical development for the treatment of human immunodeficiency virus. Under the terms of the agreement, we agreed to pay Pharmasset certain performance milestone payments and future royalties on net sales. One of these milestones was met in the second quarter of 2004, resulting in $0.5 million of research and development expense. An additional performance milestone was achieved in July 2005, resulting in $1.5 million of research and development expense.

We have entered into and intend to continue to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments and royalties on sales of future products.

Note 5.   Marketable Securities

The following is a summary of our marketable security portfolio as of December 31, 2005 and 2004, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized (Losses)	Estimated Fair Value
	(in thousands)
December 31, 2005
Equity securities	$11,000	$3,072	$—	$14,072
Money markets with maturities over 90 days	11,585	—	(35)	11,550
U.S. Treasury notes and other U.S. government and agency securities	57,738	—	(344)	57,394
Mortgage backed securities	56,982	—	(489)	56,493
Corporate debt securities	194,938	—	(970)	193,968
	$332,243	$3,072	$(1,838)	$333,477
December 31, 2004
U.S. Treasury notes and other U.S. government and agency securities	$79,551	$—	$(579)	$78,972
Mortgage backed securities	62,780	—	(279)	62,501
Corporate debt securities	197,445	62	(1,396)	196,111
	$339,776	$62	$(2,254)	$337,584

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2005 and 2004, all of our marketable securities are classified as short-term because they are available-for-sale and may not be held until maturity. As of December 31, 2005, our marketable securities, excluding equity securities, had the following maturities:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than one year	$107,926	$107,432
Between one and two years	33,000	32,740
	140,926	140,172
Mortgage and asset-backed securities	180,317	179,234
Total	$321,243	$319,406

Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage and asset-backed securities, they are not categorized by contractual maturity.

Net realized gains (losses) of $1.3 million, $(0.7) million, and $0.7 million from sales of marketable securities were included in “Interest and other income/ (expense), net” in 2005, 2004, and 2003, respectively.

Note 6.   Property and Equipment

Property and equipment consists of the following:

	December 31,
	2005	2004
	(in thousands)
Office equipment	$563	$528
Laboratory equipment	12,379	11,393
Computer equipment	8,364	7,812
Leasehold improvements	2,016	1,957
	23,322	21,690
Less accumulated depreciation and amortization	(15,655)	(11,731)
	$7,667	$9,959

Depreciation expense, including amortization expense of assets under capital leases and leasehold improvements, was $3.9 million, $5.8 million and $11.7 million for 2005, 2004, and 2003, respectively.

Note 7.   Long-Term Investments

At December 31, 2005, the carrying value of our long-term investments consisted of an equity investment in one privately-held company accounted for under the cost method, and the fair value of warrants to purchase common stock of one publicly held company accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. At December 31, 2004, the carrying value of our long-term investments consisted of equity investments in two privately-held companies accounted for under the cost method, one publicly-held company accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and the fair value of warrants to

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchase the common stock of one publicly-held company accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

In 2005 we sold our investment in the publicly-held company accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, for $5.7 million, resulting in a realized gain of $2.8 million.

As of December 31, 2004 we had a put right commitment to purchase up to $5.0 million of equity in an investee at any time on or after January 1, 2005, provided certain conditions were met. On October 4, 2005, these conditions were met and our investee exercised its right under which we were required to acquire $5.0 million of common stock. This investment has been accounted for as a short term investment under FASB Statement No.115, Accounting for Certain Investments in Debt and Equity Securities. See Note 5.

In 2004, we recorded impairment charges of $5.2 million to reduce the carrying value of our investments in three privately-held investees by $2.5 million, $1.9 million and $0.8 million, respectively, because the investees had less than six months of cash and the likelihood of future debt or equity financing by the investees was remote.

In 2003, we recorded impairment charges to reduce the carrying value of our investments in three privately-held investees by $12.5 million, $1.9 million and $1.5 million, respectively, because the investees had less than six months of cash and the likelihood of future debt or equity financing by the investees was remote. An impairment charge of $1.9 million was recorded in 2003 to reduce the carrying value of our investment in a privately-held investee because a reorganization by the investee resulted in a decline in ownership percentage. Finally, an impairment charge of $0.2 million was recorded in 2003 to reduce the carrying value of our investment in a privately-held investee due to a proposed acquisition of the investee by a third party under which existing shareholders of the investee would receive no cash or ownership interest in the acquiring entity.

The activity in our long-term investments, in any given quarter, may result in gains or losses on sales or impairment charges. Amounts realized upon disposition of these investments may be different from their carrying value.

Note 8. Intangible and Other Assets

Intangible and other assets consist of the following (in thousands):

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Gene and genomics-related patent costs	$1,381	$(325)	$1,056	$1,381	$—	$1,381
Debt issuance cost	13,222	(6,724)	6,498	13,520	(5,082)	8,438
Other assets	4,401	(858)	3,543	4,401	—	4,401
Total intangible and other assets	$19,004	$(7,907)	$11,097	$19,302	$(5,082)	$14,220

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense for the years ended December 31, 2005, 2004 and 2003 related to intangible assets was $2.7 million, $5.0 million and $4.4 million, respectively. The expected future annual amortization expense of our gene and genomics-related patent costs is $0.3 million per year through 2008.

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

In March 2002, in connection with his employment by Incyte as Executive Vice President and Chief Drug Discovery Scientist, Brian W. Metcalf received an interest-free loan from us in the amount of $400,000 to be used for financing his residence in California. The loan is evidenced by a promissory note and secured by the residence. On February 6, 2003, 25% of the outstanding principal balance was forgiven, and 1/48 of the principal amount will be forgiven on the last day of each month thereafter, with the remaining outstanding principal balance of the loan forgiven on February 6, 2006. We are amortizing this loan to compensation expense on a straight-line basis over the forgiveness period.

Compensation expense related to amortization of the loans above was $0.1 million, $0.1 million, and $0.2 million in 2005, 2004, and 2003, respectively.

In December 2004, we assigned one of our existing facility operating leases to a third party. Under the terms of the consent agreement with the facility’s landlord, we were required to obtain a letter of credit in favor of the landlord in the amount of $2.6 million. The deposit and the related amount required under the letter of credit declines monthly on a pro-rata basis through March 2011, the remaining term of the lease agreement assigned. The deposit is included in other assets at December 31, 2005.

Note 9.   Convertible Subordinated Notes

In February and March 2004, in a private placement, we issued a total of $250.0 million of 3 1/2% convertible subordinated notes due February 15, 2011 (the “3 ½% Notes”), which resulted in net proceeds of approximately $242.5 million. The notes bear interest at the rate of 3.5% per year, payable semi-

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

annually on February 15 and August 15. The notes are subordinated to all senior indebtedness and pari passu in right of payment with our 5.5% convertible subordinated notes due 2007. As of December 31, 2005, we had no senior indebtedness, as defined. The notes are convertible into shares of our common stock at an initial conversion price of approximately $11.22 per share, subject to adjustments. Holders may require us to repurchase the notes upon a change in control, as defined. We may redeem the notes beginning February 20, 2007.

In February 2000, in a private placement, we issued $200.0 million of 5.5% convertible subordinated notes due February 1, 2007 (the “5.5% Notes”), which resulted in net proceeds of approximately $196.8 million. The notes bear interest at 5.5%, payable semi-annually on February 1 and August 1. The notes are subordinated to all senior indebtedness, as defined. The notes can be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. We may, at our option, redeem the notes at any time at specific prices. Holders may require us to repurchase the notes upon a change in control, as defined.

We repurchased on the open market, and retired, $36.5 million, $38.4 million, and $3.8 million in face value of 5.5% Notes during the years ended December 31, 2005, 2004, and 2003, respectively.

Gains (losses) of $0.5 million, $(0.2) million, and $0.7 million on these transactions were recognized for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, we had repurchased, cumulatively, $108.4 million face value of the notes on the open market. All gains or losses on repurchase are presented as “Gain (loss) on repurchase of convertible subordinated notes” in our statement of operations.

At December 31, 2005 the carrying value of our 3½% Notes was $250.0 million while the fair market value was approximately $194.4 million. The carrying value of our 5.5% Notes approximated fair market value at December 31, 2005.

Note 10.   Stockholders’ Equity (Deficit)

Preferred Stock.   We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2005 or 2004. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future. We have reserved 500,000 shares of preferred stock designated as Series A Participating Preferred Stock for issuance in connection with the Stockholders Rights plan described below.

Common Stock.   As of December 31, 2005, we had reserved a total of 38,845,257 shares of our common stock for future issuance related to our stock plans, our Employee Stock Purchase Plan (“ESPP”) described below and the conversion of the convertible subordinated notes described in Note 9.

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

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transactions. In 2002 and 2003 we repurchased and retired an aggregate of 1,165,000 shares for an aggregate purchase price of $5.8 million.

Stock Compensation Plans.   Summaries of stock option activity for our stock option plans as of December 31, 2005, 2004, and 2003, and related information for the years ended December 31 are included in the plan descriptions below.

1991 Stock Plan.   In November 1991, the Board of Directors adopted the 1991 Stock Plan (the “Stock Plan”), which was amended and restated for issuance of common stock to employees, consultants, and scientific advisors. Options issued under the plan shall, at the discretion of the compensation committee of the Board of Directors, be either incentive stock options, nonstatutory stock options or restricted stock units. The exercise prices of incentive and non-statutory stock options granted under the plan are not less than the fair market value on the date of the grant, as determined by the Board of Directors. Options generally vest over four years, pursuant to a formula determined by our Board of Directors, and expire after ten years. Certain options granted in 2002 vest pro rata monthly over three years and expire after ten years. In June 2002, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the Stock Plan from 19,900,000 to 22,350,000.

During 2001, we granted 490,000 restricted stock units under the Stock Plan to certain management personnel. In connection with the grant of these restricted stock units, we recorded deferred compensation of $7.9 million in 2001. These restricted stock units have cliff vesting terms over one to four years and are being amortized to stock compensation expense over those vesting terms. During 2002, two executives who were previously granted restricted stock units terminated their employment with us. Accordingly, we reduced deferred compensation by $1.1 million to reflect the restricted stock units forfeited. During 2003, three executives, who were previously granted restricted stock units, terminated their employment with us. As stated in their respective employment agreements, each of these executives was given accelerated vesting with regard to their remaining unvested restricted stock units. Accordingly, we recorded a charge of $0.3 million to “Other expenses” and reduced deferred compensation by this amount to reflect the vesting of these restricted stock units in 2003.

Non-Employee Directors’ Stock Option Plan.   In August 1993, the Board of Directors approved the 1993 Directors’ Stock Option Plan (the “Directors’ Plan”), which was later amended. The Directors’ Plan provides for the automatic grant of options to purchase shares of common stock to our non-employee directors. In June 2005, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the plan from 1,100,000 to 1,500,000.

Under the Directors’ Plan, each new non-employee director joining the Board will receive an option to purchase 35,000 shares of common stock. Additionally, members who continue to serve on the Board will receive annual option grants for 20,000 shares exercisable in full on the first anniversary of the date of the grant. All options are exercisable at the fair market value of the stock on the date of grant. As of December 31, 2005, we had options outstanding under the Directors’ Plan to purchase 567,919 shares of common stock at a weighted average exercise price of $10.08 (522,919 and 483,000 shares of common stock at a weighted average exercise price of $11.32 and $11.186 as of December 31, 2004 and 2003, respectively); 422,919 shares are vested and exercisable as of December 31, 2005 (371,042 and 319,000 shares were vested and exercisable as of December 31, 2004 and 2003, respectively). In 2004 and 2003, respectively, 75,000 and 160,000 options were exercised to purchase shares of common stock under the Directors’ Plan at a weighted average exercise price of $5.09 and $1.222, respectively. No options were exercised under the Directors’ Plan in 2005.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2003, the Directors’ Plan was amended to allow the Board to increase an initial or annual grant to reflect an increase in job responsibilities of a Nonemployee Director or to induce a Nonemployee Director to become or remain a Nonemployee Director.

Activity under the combined plans was as follows:

		Shares Subject to Outstanding Options
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at December 31, 2002	4,012,426	11,156,773	$12.20
Additional authorization	—	—	—
Options granted	(1,338,725)	1,338,725	$4.64
Options exercised	—	(401,055)	$1.32
Options cancelled	3,554,160	(3,562,557)	$14.39
Balance at December 31, 2003	6,227,861	8,531,886	$10.58
Additional authorization	—	—	—
Options granted	(1,527,375)	1,527,375	$8.44
Options exercised	—	(987,911)	$5.65
Options cancelled	2,546,751	(2,552,605)	$13.67
Balance at December 31, 2004	7,247,237	6,518,745	$9.61
Additional authorization	400,000	—	—
Options granted	(2,794,200)	2,794,200	$8.53
Options exercised	—	(203,602)	$1.33
Options cancelled	1,295,121	(1,310,942)	$11.97
Balance at December 31, 2005	6,148,158	7,798,401	$8.99

Options to purchase a total of 4,181,999, 3,525,632, and 4,462,976 shares as of December 31, 2005, 2004, and 2003, respectively, were exercisable and vested.

Options Assumed in Proteome Acquisition.   As part of the Proteome acquisition completed in December 2000, Proteome stock option holders received options to purchase 216,953 shares of our common stock with a weighted average exercise price of $7.60. We recognized $2.5 million of deferred compensation related to these options, which was amortized over the vesting period of the options. In connection with the workforce reduction related to the restructurings in 2002 and 2001, we terminated the employment of certain Proteome stock option holders included in the original calculation and reduced the deferred compensation by $0.1 million as of December 31, 2002. In 2005, the Proteome workforce was terminated in connection with the sale of certain assets and liabilities related to our facility in Beverly, Massachusetts, resulting in the cancellation or exercise of all outstanding options under this plan.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2005 for the 1991 Stock Plan and the 1993 Directors’ Stock Option Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.10-$5.12	868,557	7.65	$4.64	543,129	$4.58
$5.15-$5.97	1,020,503	7.11	$5.58	926,746	$5.62
$6.03-$7.89	845,312	8.30	$6.98	340,645	$6.81
$8.09-$8.19	830,642	8.22	$8.18	368,300	$8.19
$8.49-$8.93	365,000	7.88	$8.68	169,310	$8.69
$8.99-$8.99	1,910,300	9.05	$8.99	4,270	$8.99
$9.12-$11.69	852,269	6.51	$10.99	729,412	$11.16
$11.89-$16.19	853,000	5.72	$14.96	847,369	$14.97
$17.81-$35.00	242,818	4.64	$20.13	242,818	$20.13
$35.56-$35.56	10,000	4.43	$35.56	10,000	$35.56
	7,798,401	7.63	$8.99	4,181,999	$9.71

Employee Stock Purchase Plan.   On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan (“ESPP”). In June 2002, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the plan from 1,600,000 to 2,100,000. In June 2003, our stockholders approved an increase in the number of shares available for grant from 2,100,000 shares to 3,100,000 shares. Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 389,801, 448,861, and 534,459 shares under the ESPP in 2005, 2004, and 2003, respectively. As of December 31, 2005, 539,888 shares remain available for issuance under the ESPP.

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

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.   Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current
Foreign	$ (228)	$ 385	$ 419
State	(324)	68	(77)
Total provision (benefit) for income taxes	$ (552)	$ 453	$ 342

Loss from continuing operations before provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
U.S. taxable entities	$ (103,030)	$ (162,044)	$ (164,020)
Other	(879)	(1,167)	(2,024)
	$ (103,909)	$ (163,211)	$ (166,044)

The provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Provision (benefit) at U.S. federal statutory rate	$ (36,300)	$ (57,100)	$ (58,115)
Unbenefitted net operating losses and tax credits	36,200	56,800	48,532
In-process research and development	—	—	9,696
Other	(452)	753	229
Provision (benefit) for income taxes	$ (552)	$ 453	$ 342

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Federal and state net operating loss carryforwards	$ 334,700	$ 291,300
Federal and state research credits	30,000	21,600
Investments	3,600	12,100
Federal and state capital loss carryforwards	14,700	7,300
Other, net	14,700	17,400
Total gross deferred tax assets	397,700	349,700
Less valuation allowance for deferred tax assets	(391,800)	(343,000)
Net deferred tax assets	5,900	6,700
Deferred tax liabilities:
Depreciation of fixed assets	5,900	6,100
Purchased intangibles	—	600
Total gross deferred tax liabilities	5,900	6,700
Net deferred tax assets and liabilities	$ —	$ —

The valuation allowance for deferred tax assets increased by approximately $48.8 million, $60.2 million, and $77.3 million during the years ended December 31, 2005, 2004, and 2003, respectively. Approximately $61.5 million of the valuation allowance for deferred tax assets relates to benefits from stock option deductions which, when recognized, will be allocated directly to contributed capital.

Management believes the uncertainty regarding the timing of the realization of net deferred tax assets requires a valuation allowance.

As of December 31, 2005, we had federal and state net operating loss carryforwards of approximately $833.0 million. We also had federal and state research and development tax credit carryforwards of approximately $30.0 million. The net operating loss carryforwards and tax credits will expire at various dates, beginning in 2006 through 2024, if not utilized. Utilization of the net operating losses and credits may be subject to an annual limitation, due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. We also had federal and state capital loss carryforwards of approximately $36.6 million that will expire beginning in 2009.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.   Net Loss Per Share

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

	December 31,
	2005	2004	2003
Outstanding stock options	7,798,401	6,518,745	8,531,886
Common shares issuable upon conversion of 5.5% notes	1,358,865	1,900,043	2,469,667
Common shares issuable upon conversion of 3 1/2% notes	22,284,625	22,284,625	—
Total potential common shares excluded from diluted net loss per share computation	31,441,891	30,703,413	11,001,553

Note 13.   Defined Contribution Plan

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $0.5 million, $0.9 million, and $1.2 million in 2005, 2004, and 2003, respectively.

Note 14.   Segment Reporting

Our operations are treated as one operating segment, biotechnology drug discovery and development, in accordance with FASB Statement No. 131 (“SFAS 131”). For the twelve months ended December 31, 2005, we recorded revenue from customers throughout the United States and in Canada, Germany, Japan, Sweden, Switzerland, and the United Kingdom. Export revenues for the years ended December 31, 2005, 2004, and 2003 were $2.8 million, $5.3 million, and $13.0 million, respectively.

Note 15.   Litigation

Invitrogen

In October 2001, Invitrogen Corporation (“Invitrogen”) filed an action against us in the federal court for the District of Delaware, alleging infringement of three patents. The complaint seeks unspecified money damages and injunctive relief. In November 2001, we filed our answer to Invitrogen’s patent infringement claims, and asserted seven counterclaims against Invitrogen, seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches and patent misuse. We are also seeking our fees, costs and expenses. Invitrogen filed its answer to our counterclaims in January 2002. In February 2003, we added a counterclaim for unfair business practices. In February 2004, the federal court for the District of Delaware ordered a stay of all proceedings pending disposition of the appeal in a related case of a judgment invalidating the same patents that are asserted in this case. On November 18, 2005, the Court of Appeals for the Federal Circuit issued its opinion vacating the judgment invalidating these

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

patents and remanding for further proceedings in that related case. On January 25, 2006, the federal court for the District of Delaware lifted the stay of proceedings in this case with respect to discovery related to our license defense. Thereafter, a schedule for possible motion practice and further proceedings is expected to be set.

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

In addition to the matter described above, from time to time we have been involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on our financial position, results of operations, or liquidity.

Note 16.   Related Party Transactions

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

During 1997, we purchased diaDexus Series B Preferred Stock at a cost of $1.3 million. We do not have the ability to exert significant influence over diaDexus. We have an executive officer who sits on diaDexus’ Board of Directors.

During 2000 and 2001 we purchased shares of Series A Preferred Stock and Series C Preferred Stock of Genomic Health, Inc. (“Genomic Health”) for an aggregate purchase price of $6.0 million. In connection with the completion of its initial public offering on October 4, 2005, these shares were converted into common shares. Additionally as part of its initial public offering, Genomic Health exercised an election under which we were required to acquire an additional $5.0 million of Genomic Health common stock. Julian C. Baker, one of our directors, is also a director of Genomic Health and holds shares, directly or beneficially, of both companies.

During 2000, we purchased shares of Series D Preferred Stock of Senomyx, Inc. (“Senomyx”) for an aggregate purchase price of $6.5 million. In connection with the completion of Senomyx’s initial public offering in 2004, our ownership interest was converted into common shares. These shares were sold in 2005 for $5.7 million, resulting in a realized gain of $2.8 million from their carrying value. Frederick B. Craves, one of our directors, is a partner of Bay City Capital, which held shares of Senomyx stock.

During 2003, we acquired Maxia for a total purchase price of approximately $27.4 million in cash and stock and up to $14 million in future clinical performance milestone payments. Frederick B. Craves, one of our directors, is a partner of Bay City Capital, which held shares of Maxia. See Note 18, “In Process Research and Development”, for further discussion on this acquisition.

During 2005, we repurchased on the open market, and retired, $36.5 million in face value of 5.5% Notes. One such transaction in 2005 involved the repurchase, at a purchase price of 98.25% of face value, of $5.0 million in face value of such notes from a limited partnership of which Julian C. Baker, one of our directors, is a controlling member of the general partner of the general partner and may have a pecuniary interest. Mr. Baker did not participate in our decision to engage in such a repurchase transaction. The

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

price paid by us in such repurchase transaction was equal to the price paid by us to an independent third party in a comparable transaction negotiated on an arms’-length basis a short time prior to such repurchase transaction.

Note 17.   Other Expenses

The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

2004 Restructuring and Other Impairments

	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of December 31, 2004	2005 Charges to Operations	2005 Charges Utilized	Accrual Balance as of December 31, 2005
	(In thousands)
Restructuring expenses:
Workforce reduction	$ 6,745	$ (6,743)	$ 2	$ (2)	$ —	$ —
Lease commitment and related costs	20,207	(4,710)	15,497	733	(2,685)	13,545
Other costs	671	(671)	—	255	(255)	—
Subtotal	27,623	(12,124)	15,499	986	(2,940)	13,545
Impairment of tenant improvements, equipment and other items	11,363	(11,363)	—	—	—	—
Impairment of gene and genomics-related patent costs	12,099	(12,099)	—	—	—	—
Total other expenses	$ 51,085	$ (35,586)	$ 15,499	$ 986	$ (2,940)	$ 13,545

In February 2004, we announced a restructuring plan to close our information products research facility and headquarters in Palo Alto, California and move our headquarters to our Wilmington, Delaware pharmaceutical research and development facility. The closure of the Palo Alto facility corresponded with terminating further development activities around our Palo Alto-based information products line. The restructuring plan included the elimination of 183 employees and charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment and other items. The lease commitment and related costs originally included the present value of future lease obligations for two facilities. In the fourth quarter of 2004, we made a lease termination payment to satisfy our remaining lease obligation with respect to one of the facilities. The lease obligation for the second facility extends through March 2011. As a result of the long term nature of the remaining lease obligation, we will be recording a charge each period through the March 2011 termination date of the lease related to increases in the fair value of the lease obligations in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which total approximately $2.2 million at December 31, 2005.

In December 2004, based on declining estimated future cash flows associated with our gene and genomics-related intellectual property, we recorded expense of $12.1 million to adjust the carrying value of

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

previously capitalized costs associated with the preparation, prosecution and maintenance of our gene patent portfolio to its estimated fair market value.

2003 Restructuring and Other Impairments

As a result of a decision made in the fourth quarter of 2003 to restructure our information product line in connection with the discontinuation of our clone activities and support functions, we recognized other expenses of $11.5 million. The plan included elimination of certain employees and write-down of certain assets related to our genomic information product line. We recorded charges of approximately $5.0 million related to the severance and benefits of approximately 75 employees, who worked at our Palo Alto, California location. We also recorded a charge of $1.9 million related to the write-off of excess equipment and other assets associated with the activities being exited. The write-down of equipment and other assets relates primarily to computer equipment and related software, lab equipment and office equipment. As of January 2, 2004, all of these employees had been terminated under this restructuring program and the plan was completed in the second quarter of 2004. There were no additional restructuring charges recorded for this program for the year ended December 31, 2005.

As part of our annual review of our existing long-lived assets, we determined, based on significant changes in the strategy of our overall business, that an asset related to capitalized software should be analyzed for impairment. As a result of this analysis, we determined that the net book value of the asset was in excess of future revenues expected from the sale of this asset reduced by costs to sell. It was therefore determined that this capitalized software was impaired, resulting in a $4.7 million impairment charge in 2003. There were no additional impairment charges recorded for this program for the year ended December 31, 2005.

2002 Restructuring (in thousands)

Original Charge Recorded in 2002	Accrual Balance as of December 31, 2002	2003 Charges to Operations	2003 Charges Utilized	Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of December 31, 2004	2005 Charges to Operations	2005 Charges Utilized	Accrual Balance as of December 31, 2005

Restructuring expenses:
Workforce reduction	$ 7,325	$ 4,867	$ —	$ (4,867)	$ —	$ —	$ —	$ —	$ —	$ —	$ —
Equipment and other assets	8,662	—	—	—	—	—	—	—	—	—	—
Lease commitments and other restructuring charges	17,924	18,504	3,649	(4,260)	17,893	1,642	(3,380)	16,155	57	(2,512)	13,700
Other expenses	$ 33,911	$ 23,371	$ 3,649	$ (9,127)	$ 17,893	$ 1,642	$ (3,380)	$ 16,155	$ 57	$ (2,512)	$ 13,700

In November 2002, we announced plans to reduce our expenditures, primarily in research and development, through a combination of spending reductions, workforce reductions, and office consolidations. The plan included elimination of approximately 37% of our approximately 700-person workforce from our offices in Palo Alto, California; Beverly, Massachusetts; and Cambridge, England and the consolidation of our office and research facilities in Palo Alto, California. As a result, we recorded an expense of $33.9 million related to restructuring activities in the fourth quarter of 2002.

Included in the $33.9 million expense was a charge of $7.3 million related to the severance and benefits of approximately 250 employees who primarily worked at our Palo Alto, California location. As of

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We currently have one remaining lease related to an exited site that is due to expire in December 2010. During the years ended December 31, 2005, 2004, and 2003, we recognized additional charges of $0.1 million, $1.6 million, and $3.7 million, respectively, primarily relating to this facility for lease expenses in excess of amounts originally estimated. We estimated the costs based on the contractual terms of agreements and current real estate market conditions. We may incur additional costs associated with these subleasing and lease termination activities.

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

During 2002, we also recorded an additional charge of $3.4 million, which is comprised of a $0.7 million charge related to assets disposed of at prices less than originally estimated, a $3.3 million charge related to contract-related settlements and facilities lease expenses in excess of amounts originally estimated and a $0.6 million benefit related to reserves in excess of amounts originally estimated. In 2003, we recognized an additional charge of $0.7 million primarily relating to contract-related settlements and facilities lease expenses in excess of amounts originally estimated and utilized $8.7 million of accrued facilities and other restructuring charges. In 2004, the remaining facility operating leases expired and all restructuring related activities were completed. There were no additional restructuring or impairment charges recorded for this program for the year ended December 31, 2005.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18.   Purchased in-process research and development expenses

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

(in millions)
Current assets	$ 0.9
Current liabilities	(1.6)
Net tangible liabilities assumed	(0.7)
In-process research and development	28.1
Total purchase price	$ 27.4

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

The value assigned to purchased in-process research and development was comprised of three compounds which were in stages ranging from discovery to preclinical phases as follows: Type II diabetes valued at $15.6 million; cancer valued at $6.9 million; and metabolic and other disorders valued at $5.6 million. The estimated fair values of these projects were determined by employment of a discounted cash flow model, using discount rates ranging from 20% to 40%. The discount rates used took into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process research and development projects that were valued. At the time of

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisition, the Maxia drug development platform was based on three components: chemistry, biology and an integrated drug discovery/development approach. Features of the chemistry component were novel, small, proprietary molecules. The biology component was based on leading scientific expertise in the nuclear receptor and signal transduction areas. The drug discovery platform was believed to provide an accelerated approach to novel drug discovery and development. Management has determined that each of these projects would require significant further development, including the receipt of marketing approval by the U.S. Food and Drug Administration or equivalent foreign agency, before they would be commercially available. The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology acquired and to obtain necessary regulatory approvals. The timing and estimated costs to complete these projects are difficult to predict due to their early stage of development. At the date of acquisition, significant further development of the Maxia compounds remained to be completed. In the fourth quarter of 2003, we reviewed these estimates further and decided to reverse a net $0.4 million to in-process research and development expenses, primarily due to lower than estimated transaction fees and other adjustments of $0.7 million, partially offset by an additional charge of $0.3 million related to facilities expenses in excess of amounts originally estimated.

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

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a summary of activity related to accrued acquisition costs for the year ended December 31, 2005 (in thousands):

	Original Accrual	2003 Additions	2003 Accrual Utilized	Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Accrual Utilized	Accrual Balance as of December 31, 2004	2005 Charges to Operations	2005 Accrual Utilized	Accrual Balance as of December 31, 2005
Accrued acquisition costs:
Workforce reduction	$ 845	$ —	$ (845)	$ —	$ —	$ —	$ —	$ —	$ —	$ —
Lease commitments and other costs	2,016	326	(1,008)	1,334	1,628	(589)	2,373	312	(616)	2,069
Transaction fees	1,450	—	(1,450)	—	—	—	—	—	—	—
Accrued acquisition costs	$ 4,311	$ 326	$ (3,303)	$ 1,334	$ 1,628	$ (589)	$ 2,373	$ 312	$ (616)	$ 2,069

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

Collaborative License Agreement with Pharmasset, Inc.

In September 2003, we entered into a collaborative licensing agreement with Pharmasset to develop and commercialize DFC, an antiretroviral drug that is currently in Phase IIb clinical development for the treatment of HIV. Under the terms of the agreement we paid Pharmasset $6.3 million, which we recorded as a charge to purchased in-process research and development expense that is presented as a separate component of operating expenses. In addition to this payment, we also agreed to pay Pharmasset certain performance milestone payments and future royalties on net sales, in exchange for exclusive rights in the United States, Europe and certain other markets to develop, manufacture and market the drug. One of these milestones was met in the second quarter of 2004, resulting in $0.5 million of research and development expense. An additional performance milestone was achieved in July 2005, resulting in $1.5 million of research and development expense. Pharmasset will retain marketing and commercialization rights in certain territories, including South America, Mexico, Africa, the Middle East and China.

Note 19.   Discontinued Operations

In December 2004, we also entered into an agreement to sell certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts (“Proteome”), which transaction subsequently

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

closed in January 2005. The consolidated financial statements have been restated to present Proteome as a discontinued operation for all years presented.

Note 20.   Interim Consolidated Financial Information (Unaudited)

(in thousands, except per share data)

	Fiscal 2005 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(1)	$ 2,915	$ 2,676	$ 1,228	$ 1,027
Net loss(2)	(20,131)	(25,145)	(30,210)	(27,557)
Basic and diluted net loss per share	$ (0.24)	$ (0.30)	$ (0.36)	$ (0.33)
Shares used in computation of basic and diluted net loss per share	83,049	83,303	83,414	83,520

	Fiscal 2004 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(1)	$ 5,483	$ 4,006	$ 2,332	$ 2,325
Net loss(3)	(37,715)	(63,600)	(25,976)	(37,526)
Basic and diluted net loss per share	$ (0.52)	$ (0.87)	$ (0.35)	$ (0.47)
Shares used in computation of basic and diluted net loss per share	72,643	72,929	73,323	79,289

(1)          In December 2004, we entered into an agreement to sell certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts, which transaction subsequently closed in January 2005. Fiscal years 2005, 2004 and 2003 have been restated to present the operations of our Proteome facility as a discontinued operation.

(2)          The March 31, 2005, June 30, 2005, September 30, 2005, and December 31, 2005 quarters include $0.3 million, $0.4 million, $0.3 million, and $0.3 million, respectively, of other expenses relating primarily to restructuring charges.

(3)          The March 31, 2004, June 30, 2004 and December 31, 2004 quarters include $8.1 million, $34.5 million and $11.6 million, respectively, of other expenses relating primarily to restructuring charges and long-lived asset write-downs.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description—Year Ended December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts—2003	$533	$100	$56	$577
Allowance for doubtful accounts—2004	577	57	360	274
Allowance for doubtful accounts—2005	274	35	114	195

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Evaluation of disclosure controls and procedures.   We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.   There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Incyte Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Incyte Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Incyte Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Incyte Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Incyte Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Incyte Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005 of Incyte Corporation and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 24, 2006

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2006 Annual Meeting of Stockholders to be held on May 23, 2006 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions. The Code of Business Conduct and Ethics sets forth the basic principles that guide the business conduct of our employees. We have also adopted a Senior Financial Officers’ Code of Ethics that specifically applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, and others providing similar functions. Stockholders may request a free copy of our Code of Business Conduct and Ethics and our Senior Financial Officers’ Code of Ethics by contacting Incyte Corporation, Attention: Investor Relations, Experimental Station, Route 141 & Henry Clay Road, Building E336, Wilmington, DE 19880.

To date, there have been no waivers under our Code of Business Conduct and Ethics or Senior Financial Officers’ Code of Ethics. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics or Senior Financial Officers’ Code of Ethics or any waivers, if and when granted, of our Code of Business Conduct and Ethics or Senior Financial Officers’ Code of Ethics on our website at http://www.incyte.com within four business days following the date of such amendment or waiver.

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters” contained in the Proxy Statement.

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

(1)         Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Incyte Corporation under Item 8 of Part II hereof.

(2)         Financial Statement Schedules

The following financial statement schedule of Incyte Corporation is filed as part of this Form 10-K included in Item 8 of Part II:

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2005.

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

3(i)(c)

Certificate of Ownership and Merger merging Incyte Corporation into Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

4.5†	Form of Convertible Subordinated Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K/A filed February 6, 2006).
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
10.4#

1993 Directors’ Stock Option Plan of Incyte Genomics, Inc., as amended and restated (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

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

10.49*†	Collaborative Research and License Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Inc.
10.50

Note Purchase Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Overseas Pharmaceuticals (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 6, 2006).

21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 93 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).

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

Date: March 3, 2006

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

Signature	Title	Date
/s/ PAUL A. FRIEDMAN	Chief Executive Officer (Principal	March 3, 2006
Paul A. Friedman	Executive Officer) and Director
/s/ DAVID C. HASTINGS	Chief Financial Officer (Principal	March 3, 2006
David C. Hastings	Financial Officer)
/s/ LAURENT CHARDONNET	Vice President, Finance and Treasurer	March 3, 2006
Laurent Chardonnet	(Principal Accounting Officer)
/s/ ROY A. WHITFIELD	Director	March 3, 2006
Roy A. Whitfield
/s/ FREDERICK B. CRAVES	Director	March 3, 2006
Frederick B. Craves
/s/ BARRY M. ARIKO	Director	March 3, 2006
Barry M. Ariko
/s/ RICHARD U. DESCHUTTER	Chairman	March 3, 2006
Richard U. De Schutter
/s/ PAUL A. BROOKE	Director	March 3, 2006
Paul A. Brooke
/s/ JULIAN C. BAKER	Director	March 3, 2006
Julian C. Baker

EXHIBIT INDEX

Exhibit Number	Description of Document
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

3(i)(c)

Certificate of Ownership and Merger merging Incyte Corporation into Incyte Genomics, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

4.5†	Form of Convertible Subordinated Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K/A filed February 6, 2006).
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
10.4#

1993 Directors’ Stock Option Plan of Incyte Genomics, Inc., as amended and restated (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

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

10.49*†	Collaborative Research and License Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Inc.

Exhibit Number	Description of Document
10.50

Note Purchase Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Overseas Pharmaceuticals (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 6, 2006).

21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 93 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).

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