Form 10-Q
period 2006-03-31
INCYTE CORP
filed 2006-05-04
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

☒  Yes      ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes      ☒  No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 83,644,607 as of April 28, 2006.

INCYTE CORPORATION

PART I:         FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2006	December 31, 2005*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,804	$11,494
Marketable securities—available-for-sale	272,695	333,477
Accounts receivable, net	1,584	1,423
Prepaid expenses and other current assets	6,096	7,582

Total current assets	329,179	353,976

Marketable securities—available-for-sale	50,928	—
Property and equipment, net	6,837	7,667
Long-term investments (1)	1,404	1,368
Intangible and other assets, net	10,408	11,097
Total assets	$398,756	$374,108

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,909	$3,573
Accrued compensation	4,089	7,590
Interest payable	1,935	5,382
Convertible subordinated notes	91,804	—
Accrued and other current liabilities	7,800	5,124
Deferred revenue	22,997	604
Accrued restructuring and acquisition costs	5,808	5,584

Total current liabilities	140,342	27,857
Convertible subordinated notes	256,830	341,862
Deferred revenue	17,118	—
Other liabilities	22,237	23,786
Total liabilities	436,527	393,505
Commitments and contingencies
Stockholders’deficit:
Preferred stock	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 83,644,607 and 83,597,080 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	84	84
Additional paid-in capital	821,204	818,638
Accumulated other comprehensive income (loss)	(2,406)	1,228
Accumulated deficit	(856,653)	(839,347)
Total stockholders’ deficit	(37,771)	(19,397)
Total liabilities and stockholders’deficit	$398,756	$374,108

*      The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

(1)   Includes investments in companies considered related parties under SFAS 57 of $1.3 million at March 31, 2006 and December 31, 2005.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues
Contract revenues	$5,529	$—
License and royalty revenues	936	2,915

Total revenues	6,465	2,915

Costs and expenses:
Research and development	24,757	17,764
Selling, general and administrative	3,876	2,801
Other expenses	201	343

Total costs and expenses	28,834	20,908

Loss from operations	(22,369)	(17,993)
Interest and other income, net	8,886	2,152
Interest expense	(3,859)	(4,317)
Gain (loss) on certain derivative financial instruments, net	36	(126)

Loss from continuing operations	(17,306)	(20,284)

Income from discontinued operations, net of tax	—	153

Net loss	(17,306)	(20,131)

Basic and diluted net loss per share:

Continuing operations	$(0.21)	$(0.24)
Discontinued operations	—	—
	$(0.21)	$(0.24)

Shares used in computing basic and diluted net loss per share	83,627	83,049

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005

Net loss	$(17,306)	$(20,131)

Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(3,634)	1,521
Foreign currency translation adjustments	—	(2)

Other comprehensive (loss) income	(3,634)	1,519

Comprehensive loss	$(20,940)	$(18,612)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(17,306)	$(20,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from discontinued operations	—	(153)
Non-cash restructuring charges	201	342
Depreciation and amortization	1,609	1,853
Compensation expense on executive loans	18	18
Stock-based compensation	2,327	51
(Gain) loss on derivative financial instruments, net	(36)	126
Gain on sale of short term investment	(5,459)	—
Changes in operating assets and liabilities:
Accounts receivable	(161)	(404)
Prepaid expenses and other assets	1,594	877
Accounts payable	2,336	1
Accrued and other current liabilities	(5,799)	(9,080)
Deferred revenue	36,278	418
Net cash provided by (used in) continuing operating activities	15,602	(26,082)
Net cash used in discontinued activities	—	(191)
Net cash provided by (used in) operating activities	15,602	(26,273)
Cash flows from investing activities:
Capital expenditures	(107)	(95)
Net proceeds from sale of Proteome facility and equipment	—	59
Purchases of marketable securities	(310,615)	(86,155)
Sales and maturities of marketable securities	322,192	85,074
Net cash provided by (used in) investing activities	11,470	(1,117)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	238	48
Proceeds from issuance of Pfizer convertible subordinated note	10,000	—
Net cash provided by financing activities	10,238	48
Effect of exchange rate on cash and cash equivalents	—	(2)
Net increase (decrease) in cash and cash equivalents	37,310	(27,344)
Cash and cash equivalents at beginning of period	11,494	132,180
Cash and cash equivalents at end of period	$48,804	$104,836

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1.     Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is focused on the discovery and development of novel drugs to treat major medical conditions. Our three core therapeutic areas are inflammation, oncology, and human immunodeficiency, or HIV. We have assembled a team of scientists with core competencies in the areas of medicinal chemistry, and molecular, cellular and in vivo biology.

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of March 31, 2006, condensed consolidated statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2006 and 2005, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2005 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

FSP 115-1 replaces the impairment evaluation guidance of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), with references to existing other-than-temporary impairment guidance. EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FSP 115-1 also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP 115-1 applies to reporting periods beginning after December 15, 2005. FSP 115-1 did not have a material impact on our results of operations, or cash flows for the three months ended March 31, 2006.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) effective January 1, 2006. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. There is little experience or guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123R requires the recognition of the fair value of stock compensation in net income. Refer to Note 6 – Stock compensation in our notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more discussion of our adoption of SFAS 123R.

3.     Long-term investments and marketable securities

At March 31, 2006 and December 31, 2005, the carrying value of our long-term investments consisted of an equity investment in one privately-held company accounted for under the cost method, and the fair value of warrants to purchase common stock of one publicly-held company accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

The activity in our long-term investments, in any given quarter, may result in gains or losses on sales or impairment charges.  Amounts realized upon disposition of these investments may be different from their carrying value.

In March 2006, we sold a portion of our investment in a publicly-held company accounted for under FASB Statement No.115, Accounting for Certain Investments in Debt and Equity Securities, for $11.5 million, which resulted in a realized gain of $5.5 million   during the three months ended March 31, 2006.

Marketable securities consist of investments in corporate debt securities, mortgage backed securities, U.S. Treasury notes, and other U.S. government agency securities that are classified as available-for-sale. We classify marketable securities available to fund current operations as current assets on the condensed consolidated balance sheet. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) they have been in an unrealized loss position for longer than six months and (ii) we have the ability to hold them until the carrying value is recovered and such holding period may be longer than one year.

4.     License and royalty revenues

For the three months ended March 31, 2006, three customers contributed 75% of license and royalty revenues.  For the three months ended March 31, 2005, three customers contributed 67% of license and royalty revenues.

Two customers comprised 70% of the license and royalty accounts receivable balance at March 31, 2006. Three customers comprised 67% of the accounts receivable balance at December 31, 2005.

5.     Collaborative research and license agreement

In November 2005, we entered into a collaborative research and license agreement with Pfizer Inc. (“Pfizer”), which became effective in January 2006. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and one other undisclosed indication, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications.

We received an upfront nonrefundable payment of $40.0 million in January 2006 and are eligible to receive additional future development and milestone payments of up to $743.0 million for the successful development and commercialization of CCR2 antagonists in multiple indications, as well as royalties on worldwide sales. The $40.0 million upfront fee was recorded as deferred revenue and is being recognized on a straight-line basis over two years, our estimated performance period under the agreement. Contract revenues related thereto of approximately $4.8 million were recognized for the period ended March 31, 2006. Future development and milestone payments will be recognized as earned.

We also recognized contract revenues of approximately $0.4 million for the period ended March 31, 2006 in connection with research services provided to Pfizer. At March 31, 2006 approximately $0.9 million was receivable from Pfizer for reimbursement of expenses incurred by us pursuant to the agreement.

6.     Stock compensation

We adopted SFAS 123R on January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in net income. We recognize the stock compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Prior to January 1, 2006, we followed Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock compensation.

We elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (Black-Scholes) and assumptions determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings.

Under the provisions of SFAS 123R, we recorded $2.3 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2006. For the three months ended March 31, 2005 we recorded no stock compensation expense on our unaudited condensed consolidated statement of operations as SFAS 123R had not been adopted. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Three Months Ended March 31, 2006
	Stock Option Plan	Employee Stock Purchase Plan
Dividend yield	—	—
Expected volatility	82%	54%
Average risk-free interest rate	4.33%	4.82%
Expected life (in years)	3.22	0.24

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the U.S. Federal Reserve rate in effect at the time of grant. The expected life calculation is based on the observed and expected time to the exercise of options by our employees based on historical exercise patterns for similar type options.

Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the three months ended March 31, 2006 were $3.09 and $1.31, respectively.

Based on our historical experience, we have assumed an annualized forfeiture rate of 5% for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year period (dollars in thousands, except per-share data).

Three Months Ended March 31, 2005
Net loss as reported	$(20,131)
Add: employee stock compensation included in reported net loss	51
Less: employee stock compensation under SFAS No. 123	(2,184)

Pro forma net loss	$(22,264)

Net loss per basic and diluted share as reported	$(0.24)

Pro forma net loss per basic and diluted share	$(0.27)

During the three months ended March 31, 2005, the weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $5.16 and $1.85, respectively. We utilized the Black-Scholes valuation model for estimating these fair values, with the following weighted-average assumptions:

	Three Months Ended March 31, 2005
	Stock Option Plan	Employee Stock Purchase Plan
Dividend yield	—	—
Expected volatility	86%	66%
Average risk-free interest rate	3.93%	1.55%
Expected life (in years)	3.28	1.94

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption was done in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 28. Total compensation cost of options granted but not yet vested, as of March 31, 2006, was $12.6 million, which is expected to be recognized over the weighted average period of 3.22 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2005	6,148,158	7,798,401	$8.99
Options granted	(2,350,477)	2,350,477	5.48
Options exercised	—	(47,527)	4.96
Options cancelled	176,106	(176,106)	10.24

Balance at March 31, 2006	3,973,787	9,925,245	$8.16
Exercisable, March 31, 2006	—	4,729,580	$9.57

7.     Net loss per share

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

	March 31,
	2006	2005
Outstanding stock options	9,925,245	7,818,272
Common shares issuable upon conversion of the Pfizer Note	1,461,496	—
Common shares issuable upon conversion of 3½% Notes	22,284,625	22,284,625
Common shares issuable upon conversion of 5.5% Notes	1,358,865	1,900,043
Total potential common shares excluded from diluted net loss per share computation	35,030,231	32,002,940

8.     Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with FASB Statement No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). For the three months ended March 31, 2006, we recorded revenue from customers throughout the United States, Canada, Sweden, and Germany. Sales to international customers for the three months ended March 31, 2006 were $0.1 million and $0.4 million in the corresponding period of 2005.

9.     Debt

At March 31, 2006 the carrying value of our 3½% convertible subordinated notes due 2011 (the “3½% Notes”) was $250.0 million while the fair market value was approximately $207.0 million. The carrying value of our 5.5% convertible subordinated notes due 2007 (the “5.5% Notes”) approximated fair market value at March 31, 2006.

In connection with the collaborative research and license agreement, Pfizer purchased a $10.0 million convertible subordinated note (the “Pfizer Note”) in February 2006 and may purchase an additional $10.0 million note at Incyte’s option after Incyte files an Investigational New Drug Application in a retained Incyte indication. The Pfizer Note purchased in February 2006 bears no interest, is due seven years from the date of issuance and is convertible into our common stock at an initial conversion price of $6.8423 per share, subject to adjustments. The Pfizer Note is subordinated to all senior indebtedness and pari passu in right of payment with our 3½% Notes and our 5.5% Notes. We may, at our option, repay the Pfizer Note beginning February 3, 2009. Pfizer may require us to repay the Pfizer Note upon a change of control, as defined. As the Pfizer Note is non interest bearing, it has been discounted to its net present value of $6.8 million by imputing interest at a rate of 4.5%, which represented market conditions in place at the time the note was issued. We will accrete the Pfizer Note up to its face value over its term of seven years by recording interest expense under the effective interest method. The difference between the cash received and the present value of the Pfizer Note, which equals the face value less the non interest bearing portion and beneficial conversion feature, represents additional consideration from Pfizer under the agreement. We have accounted for this additional consideration as deferred revenue and will recognize it over two years, our estimated performance period under the agreement. Contract revenues related thereto of approximately $0.3 million were recognized for the period ended March 31, 2006.

10.  Other expenses

Below is a summary of the activity related to other expenses recorded for the periods in which activity related to our restructuring programs has taken place through the three months ended March 31, 2006. The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates.  Changes will be made to the restructuring accrual at the point that the differences become determinable.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2005	2006 Charges to Operations	2006 Charges Utilized	Accrual Balance at March 31, 2006
	(in thousands)
Restructuring expenses:
Lease commitment and related costs	20,207	13,545	202	681	13,066
Other costs	—	—	16	16	—
Restructuring expenses	$20,207	$13,545	$218	$697	$13,066

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance at December 31, 2005	2006 Charges to Operations	2006 Charges Utilized	Accrual Balance at March 31, 2006
	(in thousands)
Restructuring expenses:
Lease commitments and other restructuring charges	17,924	13,700	(4)	611	13,085
Restructuring expenses	$17,924	$13,700	$(4)	$611	$13,085

Maxia Acquisition Costs

	Original Accrual	Accrual Balance at December 31, 2005	2006 Additions	2006 Accrual Utilized	Accrual Balance at March 31, 2006
	(in thousands)
Accrued acquisition costs:
Lease commitments and other restructuring fees	2,016	2,069	(13)	191	1,865
Accrued acquisition costs	$2,016	$2,069	$(13)	$191	$1,865

11.  Litigation

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

12.  Contingencies

In March 2006, we recorded research and development expense of approximately $1.4 million relating to contract termination costs related to the discontinuance of the development of our most advanced clinical candidate, dexelvucitabine or DFC (formerly known as Reverset).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of March 31, 2006 and our audited financial statements for the year-ended December 31, 2005 included in our Annual Report on Form 10-K previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. These statements can often be identified by the use of forward-looking terminology such as “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” “may,” or “will,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to the discovery, development, formulation, manufacturing and commercialization of our compounds and our product candidates; the increase in our drug discovery and development efforts; the expected timing, progress, results and other information regarding our preclinical testing, clinical trials and drug development programs; conducting clinical trials internally, with collaborators, or with contract research organizations; our collaboration and strategic alliance efforts; anticipated benefits and disadvantages of entering into collaboration agreements; the regulatory approval process, including determinations to seek FDA approval for, and plans to commercialize, our products in the United States and abroad; the safety, effectiveness and potential benefits and indications of our product candidates and other compounds under development; potential uses for our product candidates and our other compounds; our ability to manage expansion of our drug discovery and development operations; future required expertise relating to clinical trials, manufacturing, sales and marketing; obtaining and terminating licenses to products, compounds or technology, or other intellectual property rights; the receipt of or payments to collaborators resulting from milestones or royalties; difficulties resulting from the discontinuation of certain of our information product-related activities, including the amendment, termination or transition of customer contracts; expected expenses and expenditure levels; expected revenues and sources of revenues; expected losses; fluctuation of losses; our profitability; the adequacy of our capital resources; the need to raise additional capital; the costs associated with resolving matters currently in litigation; our expectations regarding competition; our long-term investments, including anticipated expenditures, losses and expenses; costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights; the adequacy of our current facilities; our ability to obtain, maintain or increase coverage of product liability and other insurance; adequacy of our product liability insurance; our indebtedness; and the impact of the adoption of SFAS 123R on our results of operations.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to, our ability to discover, develop, formulate, manufacture and commercialize a drug candidate or product; the risk of unanticipated delays in research and development efforts; the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results; risks relating to the conduct of our clinical trials; changing regulatory requirements; the risk of adverse safety findings; the risk that results of our clinical trials do not support submission of a marketing approval application for our product candidates; the risk of significant delays or costs in obtaining regulatory approvals; risks relating to our reliance on third party manufacturers, collaborators, and contract research organizations; risks relating to the development of new products and their use by us and our current and potential collaborators; risks relating to our inability to control the development of out-licensed drug compounds or drug candidates; our ability to in-license a potential drug compound or drug candidate; the cost of accessing, licensing or acquiring potential drug compounds or drug candidates developed by other companies; the costs of terminating any licensing or access arrangement for third party drug compounds or drug candidates; the risk that our product candidates may not obtain regulatory approval; the impact of technological advances and competition; the ability to compete against third parties with greater resources than ours; competition to develop and commercialize similar drug products; uncertainties relating to the continuing access and use of our Delaware headquarters; our ability to obtain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage; the impact of changing laws on our patent portfolio; developments in and expenses relating to litigation; the results of businesses in which we have made investments; our ability to obtain additional capital when needed; our history of operating losses and the risks set forth under Item 1A., “Risk Factors.”  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In this report all references to “Incyte,” “we,” “us” or “our” mean Incyte Corporation and our subsidiaries, except where it is made clear that the term means only the parent company.

Incyte is our registered trademark. We also refer to trademarks of other corporations and organizations in this Form 10-Q.

Overview

Incyte Corporation is focused on the discovery and development of novel drugs to treat major medical conditions. Our three core therapeutic areas are inflammation, oncology, and human immunodeficiency, or HIV. We have assembled a team of scientists with core competencies in the areas of medicinal chemistry, and molecular, cellular and in vivo biology.

In April 2006, we announced that we were discontinuing the development of our most advanced clinical candidate, dexelvucitabine or DFC (formerly known as Reverset), a nucleoside analog reverse transcriptase inhibitor, or NRTI, that was being developed as a once-a day oral therapy for use in combination with other antiviral drugs for patients with HIV infections.  This decision was made because the frequency of grade 4 hyperlipasemia in treatment-experienced HIV patients taking 200 mg DFC without 3TC or FTC, currently approved NRTIs, was, in our view, unacceptably high. Hyperlipasemia is a marker of pancreatic inflammation.

We have several internal drug development programs underway. One of our programs is focused on developing antagonists to a key chemokine receptor involved in inflammation called CCR2. We believe that CCR2 receptor antagonists may represent a new class of compounds to treat various inflammation-driven diseases, including rheumatoid arthritis, multiple sclerosis, diabetes, and atherosclerosis. In November 2005, we entered into a collaborative research and license agreement with Pfizer Inc. (“Pfizer”), which became effective in January 2006. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds, the most advanced of which is currently in Phase IIa clinical trials in rheumatoid arthritis and insulin-resistant obese patients. Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and one other undisclosed indication, for which we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications. As part of this agreement, we may receive up to $803 million in milestone and other payments, including $40.0 million that was received as an upfront payment in January 2006 and $10.0 million that was received through the purchase of a convertible subordinated note (the “Pfizer Note”) in February 2006.

Another one of our internal programs involves novel sheddase inhibitors that we believe may have application in the treatment of breast cancer and other tumor types. Based on results from single and multiple-dose-rising Phase I clinical trials of our sheddase inhibitor lead candidate in healthy volunteers, we have initiated a Phase Ib/IIa dose-ranging clinical trial in cancer patients.

We have also selected an oral CCR5 antagonist compound that is expected to begin Phase I clinical trials in healthy volunteers in the second quarter of 2006. Our CCR5 compound in preclinical testing has shown potent anti-HIV activity in cell culture as well as excellent pharmacokinetic properties.

We have recently identified a novel proprietary compound with the potential to treat Type 2 diabetes. The compound is a selective orally-available small molecule inhibitor of 11-beta hydroxysteroid dehydrogenase type 1 (“11ßHSD1”) and is expected to begin Phase I clinical trials in the second quarter of 2006.

Earlier stage programs have generated other compounds with potential for applications in oncology and inflammation.

We anticipate incurring additional losses for several years as we expand our drug discovery and development programs. We also expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. We do not expect to generate product sales from our drug discovery and development efforts for several years, if at all. If we are unable to successfully develop and market pharmaceutical products over the next several years, our business, financial condition and results of operations would be adversely impacted.

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

•       Restructuring charges; and

•       Stock compensation.

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

In connection with our collaborative research and license agreement with Pfizer, we received an upfront non-refundable payment of $40.0 million in January 2006.  The $40.0 million upfront fee was recorded as deferred revenue and is being recognized on a straight-line basis over two years, our estimated performance period under the agreement.  Pfizer also purchased the Pfizer Note for $10.0 million from us in February 2006.  As the Pfizer Note is non-interest bearing, it has been discounted to its net present value.  The difference between the cash received and the present value of the Pfizer Note represents additional consideration from Pfizer under the  agreement.  We have accounted for this additional consideration as deferred revenue and will recognize it over two years, our estimated performance period under the agreement.

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

At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. We periodically evaluate current available information and adjust our restructuring reserve as necessary. We also make adjustments related to accrued professional fees to adjust estimated amounts to actual. For the period ended March 31, 2006, such adjustments were made for the 2002 restructuring program, 2004 restructuring program, and the acquisition of Maxia.

Stock Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revised Statement of Financial Accounting Standards 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. There is little experience or guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123R requires the recognition of the fair value of stock compensation in net income. Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations. Prior to January 1, 2006, we had adopted the disclosure-only provisions under SFAS 123. In the three months ended March 31, 2006, stock-compensation expense of approximately $2.3 million was recorded in the condensed consolidated statement of operations in connection with adoption of SFAS 123R. There was no cumulative effect of adoption. Refer to Note 6 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information.

Results of Operations

We recorded a net loss of $17.3 million and basic and diluted net loss per share of $0.21 share for the three months ended March 31, 2006 as compared to a net loss of $20.1 million and basic and diluted net loss per share of $0.24 per share in the corresponding period in 2005.

Revenues.

	For the three months ended, March 31,
	2006	2005
	(in millions)
Contract revenues	$5.5	$—
License and royalty revenues	1.0	2.9

Total revenues	$6.5	$2.9

Our contract revenues for the three months ended March 31, 2006 increased to $5.5 million from $0.0 million for the three months ended March 31, 2005. Contract revenues were derived from recognition of deferred revenue associated with the Pfizer $40.0 million upfront fee, recognition of deferred revenue associated with debt discount and beneficial conversion feature related to the Pfizer Note, research services provided to Pfizer, and the reimbursement of certain expenses by Pfizer for research and development expenses pursuant to the collaborative research and license agreement.

Our license and royalty revenues for the three months ended March 31, 2006 decreased to $1.0 million from $2.9 million for the three months ended March 31, 2005. License and royalty revenues were derived from database subscriptions and licensing of our gene- and genomic-related intellectual property.  The decrease in license and royalty revenues from 2005 to 2006 is attributable to our decision to discontinue offering information products. We expect that revenues generated from information products, including licensing of gene and gene-technology related intellectual property, will continue to decline as we focus on our drug discovery and development programs.

Operating Expenses.

Research and development expenses.

	For the three months ended, March 31,
	2006	2005
	(in millions)
Salary and benefits related	$6.2	$6.2
Stock compensation	1.5	—
Collaboration and outside services	12.2	6.6
Occupancy and all other costs	4.9	5.0

Total research and development expenses	$24.8	$17.8

We currently track research and development costs by natural expense line and not costs by project.  Stock compensation costs for the three months ended March 31, 2006 was the result of our adoption of SFAS 123R which required the recognition of stock compensation expense in our consolidated statement of operations. For collaboration and outside services, the increase from the three months ended March 31, 2005 to the three months ended March 31, 2006 was primarily the result of increased drug discovery and development costs which included approximately $1.4 million in contract termination costs for DFC.

We expect that research and development expenditures related to drug discovery and development will decrease during 2006 due to the discontinuation of development of DFC. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.  We expect there will be no further research and development expenditures related to our information business.

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

Selling, general and administrative expenses.

	For the three months ended, March 31,
	2006	2005
	(in millions)
Salary and benefits related	$2.0	$1.8
Stock compensation	0.8	—
Other contract service and outside costs	1.1	1.0

Total selling, general and administrative expenses	$3.9	$2.8

The increase from the three months ended March 31, 2005 to the three months ended March 31, 2006 was primarily the result of our adoption of SFAS 123R which required the recognition of stock compensation expense in our consolidated statement of operations. We expect our total selling, general and administrative expenses to increase in 2006 due to the impact of SFAS 123R adoption.

Other expenses.     Total other expenses for the three months ended March 31, 2006 was $0.2 million compared to $0.3 million for the corresponding period in 2005, and represent charges recorded in connection with previously announced restructuring programs. The three months ended March 31, 2006 and 2005 included charges recorded in connection with the shutdown of our Palo Alto operations.

Interest and Other Income, net.     Interest and other income, net, for the three months ended March 31, 2006 was $8.9 million compared to $2.2 million for the corresponding period in 2005. The change is primarily attributable to the $5.5 million realized gain recorded from the sale of a portion of our investment in a publicly-held company in March 2006.

Interest Expense.    Interest expense for the three months ended March 31, 2006 was $3.9 million compared to $4.3 million for the corresponding period in 2005.  The decrease for the three months ended March 31, 2006 is due to a lower average outstanding balance of our 5.5% convertible subordinated notes due 2007 (“the 5.5% Notes”).

Gain (Loss) on Certain Derivative Financial Instruments, net.     The gain (loss) on derivative financial instruments in the three months ended March 31, 2006 and 2005 represent the change in the fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133 (“SFAS 133”).

Income From Discontinued Operations, net.  Income from discontinued operations of $0.2 million for the three months ended March 31, 2005 represents only the income from operations for the Proteome facility based in Beverly, Massachusetts, net of the loss from its operations through the January 17, 2005 disposal of the facility. There was no such income related to Proteome for the three months ended March 31, 2006.

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

FSP 115-1 replaces the impairment evaluation guidance of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), with references to existing other-than-temporary impairment guidance. EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FSP 115-1 also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP 115-1 applies to reporting periods beginning after December 15, 2005. FSP 115-1 did not have a material impact on our results of operations, or cash flows for the three months ended March 31, 2006.

We adopted SFAS 123R on January 1, 2006. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. There is little experience or guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123R requires the recognition of the fair value of stock compensation in net income. Refer to Note 6 of notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more discussion of our adoption of SFAS 123R.

Liquidity and Capital Resources

As of March 31, 2006, we had $372.4 million in cash, cash equivalents and short-term and long-term marketable securities, compared with $345.0 million as of December 31, 2005.  We have historically financed our operations primarily through the sale of equity securities, the issuance of convertible subordinated notes and cash received from our customers and collaborative partners.  As of March 31, 2006, approximately $50.9 million of marketable securities are classified as long-term assets on the condensed consolidated balance sheet based on our intent to hold these marketable securities until maturity, which is longer than one year.  Available cash is invested in accordance with the primary objectives of our investment policy, including liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities was $15.6 million for the three months ended March 31, 2006 and net cash used in operating activities was $26.3 million for the three months ended March 31, 2005. The $41.9 million increase was due primarily to the $40.0 million upfront fee received from Pfizer.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments.  Net cash provided by investing activities was $11.5 million for the three months ended March 31, 2006, which represented primarily sales and maturities of marketable securities of $322.2 million, offset by purchases of marketable securities of $310.6 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $10.2 million and $0.0 million for the three months ended March 31, 2006 and 2005, respectively. During 2006, we received $10.0 million in connection with the Pfizer Note, and $0.2 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of March 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1–3	Years 4–5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$351.6	$91.6	$—	$250.0	$10.0
Interest on convertible subordinated debt	48.8	13.8	17.5	17.5	—
Non-cancelable operating lease obligations:
Related to current operations	10.5	4.4	6.1	—	—
Related to vacated space	39.7	8.0	16.5	15.2	—
Total contractual obligations	$450.6	$117.8	$40.1	$282.7	$10.0

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

Additional commitments related to Maxia are also considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia.  Under the merger agreement, former Maxia stockholders have the right to receive certain earn-out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger.  In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement.  None of these milestones have been achieved as of March 31, 2006.

We have entered into and intend to continue to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs.  Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary products, technologies and businesses; expenditures in connection with potential repayments of our 5.5% Notes, 3½% Notes, and the Pfizer Note; expenditures in connection with our drug discovery and development programs; expenditures in connection with litigation; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs, and in 2006, will not represent a significant source of cash inflow for us.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities and mortgage and asset-backed securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. Our marketable securities also include our investment in the common stock of Genomic Health, Inc. At March 31, 2006, the fair market value of our investment in Genomic Health, Inc. was $4.3 million. This value could  decrease based on the volatility of the equity markets and uncertainty of the biotechnology industry, as well as due to specific factors relating to that company’s operating results and business. As of March 31, 2006, cash, cash equivalents and marketable securities were $372.4 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2006, the decline in fair value would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Of the compounds that we identify as potential drug products or that we in-license from other companies, only a few, at most, are statistically likely to lead to successful drug development programs. Significant research and development efforts will be necessary. For example, in April 2006, we announced the discontinuation of development of DFC, which was at the time our most advanced drug candidate and was in Phase IIb clinical trials. Prior to discontinuation of the DFC program, we expended a significant amount of effort and money on that program. We have limited experience with the activities listed above and may not be successful in discovering, developing, or commercializing drug products. If we choose to outsource some of these activities, we may be unable to enter into outsourcing or licensing agreements on commercially reasonable terms, if at all. In addition, if we elect to manufacture our products in our own manufacturing facilities, we will require substantial additional capital resources to lease or build and maintain those facilities, including attracting and retaining qualified personnel to lease or build and operate our facilities.

Our efforts to discover and develop potential drug candidates may not lead to the discovery, development, commercialization or marketing of drug products.

We are currently engaged in a number of different approaches to discover and develop novel drug candidates. At the present time, we have one drug candidate from our active drug discovery and development programs, our lead sheddase inhibitor, in Phase Ib/IIa clinical trials. Our other internal drug discovery programs are focused on compounds with potential for applications in diabetes, oncology, and HIV. We have also licensed to Pfizer our lead CCR2 antagonist, which was in Phase IIa clinical trials at the time of licensing to Pfizer. We have no control over the further clinical development of any compounds we licensed to Pfizer. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates.

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

If conflicts arise between our collaborators, including Pfizer, licensees, or advisors and us, our collaborators, licensees, or advisors may act in their self-interest, which may adversely affect our business.

If conflicts arise between us and our collaborators or licensees, including Pfizer, or our scientific advisors, the other party may act in its self-interest and not in the interest of our stockholders. Conflicts may arise with our collaborators or licensees if they pursue alternative technologies or develop alternative products either on their own or in collaboration with others as a means for developing treatments for the diseases that we have targeted. Competing products, either developed by these future collaborators or licensees or to which these future collaborators or licensees have rights, may result in their withdrawal of support for our product candidates.

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

In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization, we intend to continue to explore opportunities to develop our clinical pipeline by in-licensing drug compounds that fit within our expertise and research and development capabilities. We may be unable to enter into any additional in-licensing agreements because suitable product candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same product candidates. Product candidates that we would like to develop may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug compound or candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected by the termination of a drug candidate and termination and winding down of the related license agreement. For example, in April 2006, we announced the discontinuation of development of DFC and we gave notice of termination of our collaborative license agreement with Pharmasset, Inc., which licensed DFC to us. DFC was at the time our most advanced drug candidate. We may also need to license drug delivery or other technology in order to continue to develop our drug candidate pipeline. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected.

We have limited expertise with and capacity to conduct preclinical testing and clinical trials, and our resulting dependence on other parties could result in delays in and additional costs for our drug development efforts.

We have only limited experience with clinical trials, formulation, manufacturing and commercialization of drug products. We also have limited internal resources and capacity to perform preclinical testing and clinical trials. As a result, we intend to hire Clinical Research Organizations, or CROs, to perform preclinical testing and clinical trials for drug candidates. If the CROs that we hire to perform our preclinical testing and clinical trials or our collaborators or licensees do not meet deadlines, do not follow proper procedures, or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may be delayed or may be terminated. If we were forced to find a replacement entity to perform any of our preclinical testing or clinical trials, we may not be able to find a suitable entity on favorable terms, or at all. Even if we were able to find another company to perform a preclinical test or clinical trial, the delay in the test or trial may result in significant expenditures. Events such as these may result in delays in our obtaining regulatory approval for our drug candidates or our ability to commercialize our products and could result in increased expenditures that would adversely affect our operating results.

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

•       poor or unanticipated effectiveness of products during the clinical trials; or

•       government or regulatory delays.

Data obtained from the clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier clinical trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review. In September 2005, the FDA requested that we conduct another Phase IIb clinical trial for DFC to support the efficacy and safety demonstrated in the original Phase IIb clinical trial rather than allowing us to move into Phase III clinical trials for DFC. We announced at the time that we expected this would result in a 12 to 18 month delay in the DFC program, which could have adversely affected the market potential for DFC had DFC been successfully developed.

Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop. At the present time, we have one drug candidate, our lead sheddase inhibitor, in Phase Ib/IIa clinical trials. Our other drug candidates are still undergoing preclinical testing. We have also licensed to Pfizer our lead CCR2 antagonist; further clinical development of this compound, which was in Phase IIa clinical trials at the time of licensing, is under Pfizer’s control. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

Our lead CCR2 antagonist licensed to Pfizer and our lead sheddase inhibitor are our only drug candidates in clinical trials. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. We discontinued development of DFC in April 2006 for safety reasons. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition. Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur. At this point, the regulatory agencies may require additional clinical trials or testing. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive and third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. Actions of governmental authorities and other groups could result in lower prices for certain drugs, including drugs that address HIV infection. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2006. Because of those losses, we had an accumulated deficit of $856.7 million as of March 31, 2006. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2006 and in future periods as well.

We anticipate that our drug discovery and development efforts will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can sell a drug product. The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated revenues and we cannot assure you that we will generate revenues from the drug candidates that we license or develop for several years, if ever. We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we were successful in obtaining regulatory approvals for manufacturing and commercializing a drug candidate, we expect that we will continue to incur losses if our drug products do not generate significant revenues. If we achieve profitability we may not be able to sustain or increase profitability.

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

Part of our prior strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

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

As of March 31, 2006, we had total consolidated debt of $348.6 million and stockholders’ deficit of $37.8 million. The indentures pursuant to which our outstanding convertible subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible subordinated notes. As of March 31, 2006, $91.6 million aggregate principal amount of our 5.5% convertible subordinated notes due 2007 were outstanding. Our annual interest payments for the 5.5% notes through 2006, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.0 million, and an additional $2.5 million in interest is payable in 2007. As of March 31, 2006, $250.0 million aggregate principal amount of our 31/2% convertible subordinated notes due 2011 were outstanding. Our annual interest payments for the 31/2% notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011. As of March 31, 2006, we also had outstanding the $10.0 million aggregate principal amount of the Pfizer Note, which is due 2013 but does not bear interest. We intend to fulfill our debt service obligations from our existing cash and marketable securities. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

Additionally, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a drug compound in-licensed to us, the protection of the intellectual property rights may not be in our hands. If we do not control the intellectual property rights in-licensed to us with respect to a compound and the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize the in-licensed compound.

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

INCYTE CORPORATION

Dated:	May 4, 2006	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 4, 2006	By:	/s/ DAVID C. HASTINGS
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