Form 10-Q
period 2006-06-30
INCYTE CORP
filed 2006-08-01
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

☐  Yes      ☒  No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 83,849,441 as of July 26, 2006.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2006	December 31, 2005*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,938	$11,494
Marketable securities—available-for-sale	253,808	333,477
Accounts receivable, net	1,346	1,423
Prepaid expenses and other current assets	5,075	7,582

Total current assets	296,167	353,976

Marketable securities—available-for-sale	62,907	—
Property and equipment, net	6,253	7,667
Long-term investments (1)	—	1,312
Intangible and other assets, net	9,785	11,153
Total assets	$375,112	$374,108

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,377	$3,573
Accrued compensation	4,280	7,590
Interest payable	5,382	5,382
Convertible subordinated notes	91,747	—
Accrued and other current liabilities	5,717	5,124
Deferred revenue	22,934	604
Accrued restructuring and acquisition costs	5,514	5,584

Total current liabilities	140,951	27,857

Convertible subordinated notes	256,926	341,862
Deferred revenue	11,529	—
Other liabilities	20,431	23,786
Total liabilities	429,837	393,505
Commitments and contingencies
Stockholders’ deficit:
Preferred stock	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 83,846,971 and 83,597,080 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	84	84
Additional paid-in capital	824,173	818,638
Accumulated other comprehensive income (loss)	(1,809)	1,228
Accumulated deficit	(877,173)	(839,347)
Total stockholders’ deficit	(54,725)	(19,397)
Total liabilities and stockholders’ deficit	$375,112	$374,108

*                    The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

(1)             Includes investments in companies considered related parties under SFAS 57 of $1.3 million at December 31, 2005.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Contract revenues	$6,292	$—	$11,821	$—
License and royalty revenues	563	2,676	1,499	5,591

Total revenues	6,855	2,676	13,320	5,591

Costs and expenses:
Research and development	19,724	26,556	44,481	44,320
Selling, general and administrative	3,421	2,734	7,297	5,534
Other expenses	2,890	446	3,091	789

Total costs and expenses	26,035	29,736	54,869	50,643

Loss from operations	(19,180)	(27,060)	(41,549)	(45,052)
Interest and other income, net (1)	2,596	5,420	11,482	7,571
Interest expense	(3,891)	(4,130)	(7,750)	(8,447)
Gain on repurchase of convertible subordinated notes	—	421	—	421
Gain/(loss) on certain derivative financial instruments, net	(45)	39	(9)	(87)

Loss from continuing operations before income taxes	(20,520)	(25,310)	(37,826)	(45,594)
Provision for income taxes	—	(156)	—	(156)

Loss from continuing operations	$(20,520)	$(25,154)	$(37,826)	$(45,438)

Income from discontinued operation, net of tax	—	9	—	162

Net loss	(20,520)	(25,145)	(37,826)	(45,276)

Basic and diluted net loss per share:

Continuing operations	$(0.24)	$(0.30)	$(0.45)	$(0.54)
Discontinued operations	—	—	—	—
	$(0.24)	$(0.30)	$(0.45)	$(0.54)
Shares used in computing basic and diluted net loss per share	83,786	83,303	83,706	83,176

(1)             Includes an impairment charge of $1.3 million on a privately-held investment for the three and six months ended June 30, 2006, a gain on sale of securities of $5.5 million for the six months ended June 30, 2006, and a gain on sale of securities of $2.8 million for the three and six months ended June 30, 2005.  The aforementioned transactions were all considered related party transactions under SFAS 57.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(20,520)	$(25,145)	$(37,826)	$(45,276)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	598	(1,975)	(3,037)	(454)
Foreign currency translation adjustments	—	(2)	—	(4)

Other comprehensive gain (loss)	598	(1,977)	(3,037)	(458)

Comprehensive loss	$(19,922)	$(27,122)	$(40,863)	$(45,734)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(37,826)	$(45,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from discontinued operations	—	(162)
Non-cash restructuring charges	(309)	789
Depreciation and amortization	2,838	2,561
Compensation expense on executive loans	18	18
Stock-based compensation	4,581	102
Loss on derivative financial instruments, net	9	87
Gain on repurchase of convertible subordinated notes	—	(421)
Realized loss (gain) on long-term investments	1,312	(2,794)
Gain on sale of short term investment	(5,459)	—
Changes in operating assets and liabilities:
Accounts receivable	77	1,212
Prepaid expenses and other assets	2,724	2,161
Accounts payable	1,804	1,862
Accrued and other current liabilities	(5,832)	(5,289)
Deferred revenue	30,625	(1,056)
Net cash used in continuing operating activities	(5,438)	(46,206)
Net cash used in discontinued activities	—	(182)
Net cash used in operating activities	(5,438)	(46,388)
Cash flows from investing activities:
Capital expenditures	(265)	(977)
Net proceeds from sale of Proteome facility and equipment	—	59
Purchases of marketable securities	(370,802)	(235,078)
Sales and maturities of marketable securities	389,995	214,968
Net cash provided by (used in) investing activities	18,928	(21,028)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	954	867
Repurchase of convertible subordinated notes	—	(28,450)
Proceeds from issuance of Pfizer convertible subordinated note	10,000	—
Net cash provided by (used in) financing activities	10,954	(27,583)
Effect of exchange rate on cash and cash equivalents	—	(4)
Net increase (decrease) in cash and cash equivalents	24,444	(95,003)
Cash and cash equivalents at beginning of period	11,494	132,180
Cash and cash equivalents at end of period	$35,938	$37,177

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

1.   Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is focused on the discovery and development of novel drugs to treat major medical conditions.  Our core therapeutic areas are oncology and inflammation, and we have additional programs in diabetes and human immunodeficiency virus, or HIV. We have assembled a team of scientists with core competencies in the areas of medicinal chemistry and molecular, cellular and in vivo biology.

2.   Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of June 30, 2006, condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2006 and 2005, and condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2005 has been derived from audited financial statements.

Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain amounts reported in previous years have been reclassified to conform to the 2006 financial statement presentation.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued staff position FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”).  FSP 115-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss.  FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The guidance in FSP 115-1 amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

FSP 115-1 replaces the impairment evaluation guidance of Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), with references to existing other-than-temporary impairment guidance.  EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end.  FSP 115-1 also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made.  FSP 115-1 applies to reporting periods beginning after December 15, 2005.  FSP 115-1 did not have a material impact on our results of operations, or cash flows for the three and six months ended June 30, 2006.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) effective January 1, 2006.  SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation.  SFAS 123R requires the recognition of the fair value of stock compensation in net income.  Refer to Note 6 — Stock compensation in our notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more discussion of our adoption of SFAS 123R.

3.   Long-term investments and marketable securities

In June 2006, we recorded an impairment charge of $1.3 million to reduce the carrying value of our investment in a privately-held investee because the investee had less than six months of cash and the likelihood of future debt or equity financing that would not result in an impairment was remote.

The activity in our long-term investments, in any given quarter, may result in gains or losses on sales or impairment charges.  Amounts realized upon disposition of these investments may be different from their carrying value.

In March 2006, we sold a portion of our investment in a publicly-held company accounted for under FASB Statement No.115, Accounting for Certain Investments in Debt and Equity Securities, for $11.5 million, which resulted in a realized gain of $5.5 million during the six months ended June 30, 2006.

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

4.   License and royalty revenues

For the three and six months ended June 30, 2006, two and three customers contributed 80% and 77%, respectively, of license and royalty revenues.  For the three and six months ended June 30, 2005, three and five customers contributed 77% and 72%, respectively, of license and royalty revenues.

One customer comprised 42% of the license and royalty accounts receivable balance at June 30, 2006.  Three customers comprised 67% of the accounts receivable balance at December 31, 2005.

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

We received an upfront nonrefundable payment of $40.0 million in January 2006 and are eligible to receive additional future development and milestone payments of up to $743.0 million for the successful development and commercialization of CCR2 antagonists in multiple indications, as well as royalties on worldwide sales.  The $40.0 million upfront fee was recorded as deferred revenue and is being recognized on a straight-line basis over two years, our estimated performance period under the agreement.  Contract revenues related thereto of approximately $5.2 million and $10.0 million, respectively, were recognized for the three and six months ended June 30, 2006.  Future development and milestone payments will be recognized as earned.

We also recognized contract revenues of approximately $0.7 million and $1.1 million, respectively, for the three and six months ended June 30, 2006 in connection with research services provided to Pfizer.  At June 30, 2006 approximately $0.9 million was receivable from Pfizer for reimbursement of expenses incurred by us pursuant to the agreement.

6.  Stock compensation

We adopted SFAS 123R on January 1, 2006.  SFAS 123R requires the recognition of the fair value of stock compensation in net income.  We recognize the stock compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.  Prior to January 1, 2006, we followed APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock compensation.

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

Under the provisions of SFAS 123R, we recorded $2.3 million and $4.6 million, respectively, of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2006.  As a result of adopting SFAS 123R, our net loss for the three and six months ended June 30, 2006, is $2.3 million and $4.6 million, higher, respectively, than if we had continued to account for share-based compensation under APB Opinion 25. Basic and diluted net loss per share for the three and six months ended June 30, 2006 are $0.02 and $0.05 higher, respectively, than if we had continued to account for share-based compensation under APB Opinion 25.  For the three and six months ended June 30, 2005 we recorded no stock compensation expense on our unaudited condensed consolidated statement of operations as SFAS 123R had not been adopted.  We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Average risk-free interest rates	4.96%	3.85%	4.39%	3.92%	5.16%	3.64%	4.96%	3.64%
Average expected life (in years)	2.71	3.20	3.17	3.27	0.50	0.50	0.50	0.50
Volatility	84%	86%	83%	86%	43%	54%	77%	54%
Weighted-average fair value (in dollars)	2.06	3.90	2.98	5.03	1.17	2.81	1.63	2.81

The risk-free interest rate is derived from the U.S. Federal Reserve rate in effect at the time of grant.  The expected life calculation is based on the observed and expected time to the exercise of options by our employees based on historical exercise patterns for similar type options.  Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options.   A dividend yield of zero is assumed based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2005	2005
Net loss, as reported	$(25,145)	$(45,276)
Add: Stock-based employee compensation	51	102
Deduct: Total stock-based employee compensation determined under the fair value-based method for all awards	(2,574)	(4,707)
Pro forma net loss	$(27,668)	$(49,881)
Net loss per share:
Basic and diluted net loss per share-as reported	$(0.30)	$(0.54)
Basic and diluted net loss per share-as SFAS 123 adjusted	$(0.33)	$(0.60)

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB Opinion 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption was calculated in accordance with FASB Interpretation (“FIN”) No. 28.  Total compensation cost of options granted but not yet vested, as of June 30, 2006, was $10.9 million, which is expected to be recognized over the weighted average period of 3.17 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2005	6,148,158	7,798,401	$8.99
Options granted	(2,607,227)	2,607,227	5.32
Options exercised	—	(47,827)	4.95
Options cancelled	251,632	(251,632)	9.35
Balance at June 30, 2006	3,792,563	10,106,169	$8.06
Exercisable, June 30, 2006	—	5,147,778	$9.42

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

	June 30,
	2006	2005
Outstanding stock options	10,106,169	7,912,538
Common shares issuable upon conversion of the Pfizer Note	1,461,496	—
Common shares issuable upon conversion of 3½% Notes	22,284,625	22,284,625
Common shares issuable upon conversion of 5.5% Notes	1,358,865	1,470,109
Total potential common shares excluded from diluted net loss per share computation	35,211,155	31,667,272

8.  Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with FASB Statement No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).  For the three and six months ended June 30, 2006, we recorded revenue from customers throughout the United States, Canada, Sweden, and Germany. Sales to international customers for the three and six months ended June 30, 2006 were $0.0 million and $0.1 million, respectively, and $1.9 million and $2.3 million, respectively, in the corresponding periods of 2005.

9.  Debt

At June 30, 2006 the carrying value of our 3½% convertible subordinated notes due 2011 (the “3½% Notes”) was $250.0 million while the fair market value was approximately $193.0 million.  The $91.6 million carrying value of our 5.5% convertible subordinated notes due 2007 (the “5.5% Notes”) approximated fair market value at June 30, 2006.

In connection with the collaborative research and license agreement, Pfizer purchased a $10.0 million convertible subordinated note (the “Pfizer Note”) in February 2006 and may purchase an additional $10.0 million note at Incyte’s option after Incyte files an Investigational New Drug Application in a retained Incyte indication.  The Pfizer Note purchased in February 2006 bears no interest, is due seven years from the date of issuance and is convertible into our common stock at an initial conversion price of $6.8423 per share, subject to adjustments. The Pfizer Note is subordinated to all senior indebtedness and pari passu in right of payment with our 3½% Notes and our 5.5% Notes. We may, at our option, repay the

Pfizer Note beginning February 3, 2009.  Pfizer may require us to repay the Pfizer Note upon a change of control, as defined.  As the Pfizer Note is non interest bearing, it has been discounted to its net present value of $6.8 million by imputing interest at a rate of 4.5%, which represented market conditions in place at the time the note was issued.  The carrying value of the Pfizer Note is $6.9 million at June 30, 2006.  We will accrete the Pfizer Note up to its face value over its term of seven years by recording interest expense under the effective interest method.  The difference between the cash received and the present value of the Pfizer Note, which equals the face value less the non interest bearing portion and beneficial conversion feature, represents additional consideration from Pfizer under the agreement.  We have accounted for this additional consideration as deferred revenue and will recognize it over two years, our estimated performance period under the agreement.  Contract revenues related thereto of approximately $0.4 million and $0.7 million, respectively, were recognized for the three and six months ended June 30, 2006.

10.  Other expenses

Below is a summary of the activity related to other expenses recorded for the periods in which activity related to our restructuring programs has taken place through the six months ended June 30, 2006.  The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates.  Changes will be made to the restructuring accrual at the point that the differences become determinable.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2005	2006 Charges to Operations	2006 Accrual Utilized	Accrual Balance at June 30, 2006
	(in thousands)
Restructuring expenses:
Lease commitment and related costs	20,207	13,545	583	1,563	12,565
Other costs	—	—	56	56	—
Restructuring expenses	$20,207	$13,545	$639	$1,619	$12,565

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance at December 31, 2005	2006 Charges to Operations	2006 Accrual Utilized	Accrual Balance at June 30, 2006
	(in thousands)
Restructuring expenses:
Lease commitments and other restructuring charges	17,924	13,700	(939)	1,054	11,707
Restructuring expenses	$17,924	$13,700	$(939)	$1,054	$11,707

Maxia Acquisition Costs

	Original Accrual	Accrual Balance at December 31, 2005	2006 Charges to Operations	2006 Accrual Utilized	Accrual Balance at June 30, 2006
	(in thousands)
Accrued acquisition costs:
Lease commitments and other restructuring fees	2,016	2,069	(9)	389	1,671
Accrued acquisition costs	$2,016	$2,069	$(9)	$389	$1,671

11.  Litigation

Invitrogen

In October 2001, Invitrogen Corporation (“Invitrogen”) filed an action against us in the federal court for the District of Delaware, alleging infringement of three patents.  The complaint sought unspecified money damages and injunctive relief.  In November 2001, we filed our answer to Invitrogen’s patent infringement claims, and asserted seven counterclaims against Invitrogen, seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches and patent misuse.  We also sought our fees, costs and expenses.  Invitrogen filed its answer to our counterclaims in January 2002.  In February 2003, we added a counterclaim for unfair business practices.  In February 2004, the federal court for the District of Delaware ordered a stay of all proceedings pending disposition of the appeal in a related case of a judgment invalidating the same patents that are asserted in this case.  On November 18,

2005, the Court of Appeals for the Federal Circuit issued its opinion vacating the judgment invalidating these patents and remanding for further proceedings in that related case.  On January 25, 2006, the federal court for the District of Delaware lifted the stay of proceedings in this case with respect to discovery related to our license defense.

On June 15, 2006 we entered into a settlement agreement with Invitrogen pursuant to which we agreed to pay Invitrogen $3.4 million as a settlement fee.  This amount was paid on June 20, 2006 and is included in other expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2006.  Pursuant to stipulation, the federal court for the District of Delaware ordered the action dismissed with prejudice on June 26, 2006.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2006 and our audited financial statements for the year-ended December 31, 2005 included in our Annual Report on Form 10-K previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties.  These statements relate to future periods, future events or our future operating or financial plans or performance.  These statements can often be identified by the use of forward-looking terminology such as “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” “may,” or “will,” or the negative of these terms, and other similar expressions.  These forward-looking statements include statements as to the discovery, development, formulation, manufacturing and commercialization of our compounds and our product candidates; the increase in our drug discovery and development efforts; the expected timing, progress, results and other information regarding our preclinical testing, clinical trials and drug development programs; conducting clinical trials internally, with collaborators, or with contract research organizations; our collaboration and strategic alliance efforts; anticipated benefits and disadvantages of entering into collaboration agreements; the regulatory approval process, including determinations to seek FDA approval for, and plans to commercialize, our products in the United States and abroad; the safety, effectiveness and potential benefits and indications of our product candidates and other compounds under development; potential uses for our product candidates and our other compounds; our ability to manage expansion of our drug discovery and development operations; future required expertise relating to clinical trials, manufacturing, sales and marketing; obtaining and terminating licenses to products, compounds or technology, or other intellectual property rights; the receipt of or payments to collaborators resulting from milestones or royalties; the decrease in revenues from our information product-related activities; expected expenses and expenditure levels; expected revenues and sources of revenues; expected losses; fluctuation of losses; our profitability; the adequacy of our capital resources; the need to raise additional capital; the costs associated with resolving matters in litigation; our expectations regarding competition; our investments, including anticipated expenditures, losses and expenses; costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights; our ability to obtain, maintain or increase coverage of product liability and other insurance; adequacy of our product liability insurance; our indebtedness; and the impact of the adoption of SFAS 123R on our results of operations.

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

Overview

Incyte Corporation is focused on the discovery and development of novel drugs to treat major medical conditions.  Our core therapeutic areas are oncology and inflammation, and we have additional programs in diabetes and human immunodeficiency virus, or HIV. We have assembled a team of scientists with core competencies in the areas of medicinal chemistry and molecular, cellular and in vivo biology.

We have several internal drug development programs underway.  Our most advanced oncology program involves inhibitors of an enzyme activity known as sheddase.  We believe these compounds may have application in the treatment of breast cancer and other tumor types.  Based on results from single and multiple-dose-rising Phase I clinical trials of our lead candidate from this program in healthy volunteers, we have initiated a Phase Ib/IIa dose-ranging clinical trial in cancer patients.

We have developed a series of novel proprietary small molecule inhibitors of 11-beta hydroxysteroid dehydrogenase type 1 (“11ßHSD1”). 11ßHSD1 inhibitors have the potential to treat Type 2 diabetes.  We initiated a Phase I clinical trial of INCB13739, our lead 11ßHSD1 inhibitor compound, in healthy volunteers  in the second quarter of 2006.

We also have an oral CCR5 antagonist program.  We believe CCR5 antagonists may represent a new class of HIV drugs.  We   initiated a Phase I clinical trial in healthy volunteers in the second quarter of 2006 with our lead CCR5 antagonist compound, INCB9471.

One of our inflammation programs is focused on developing antagonists to a key chemokine receptor involved in inflammation called CCR2.  We believe that CCR2 receptor antagonists may represent a new class of compounds to treat various inflammation-driven diseases, including rheumatoid arthritis, multiple sclerosis, diabetes, and atherosclerosis.  We have entered into a collaborative research and license agreement with Pfizer Inc. (“Pfizer”), described below. We have retained rights to certain CCR2 antagonist compounds for multiple sclerosis and expect to file an Investigational New Drug Application, or IND, in the second half of 2006 for our lead compound.

Earlier stage programs, directed against distinct targets, have generated novel compounds with potential applications in oncology and inflammation.

In April 2006, we announced that we were discontinuing the development of our then most advanced clinical candidate, dexelvucitabine or DFC (formerly known as Reverset), a nucleoside analog reverse transcriptase inhibitor, or NRTI, that was being developed as a treatment for patients with HIV infections.

We anticipate incurring additional losses for several years as we expand our drug discovery and development programs.  We also expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  Conducting clinical trials for our drug candidates in development is a lengthy, time-consuming and expensive process.  We do not expect to generate product sales from our drug discovery and development efforts for several years, if at all. If we are unable to successfully develop and market pharmaceutical products over the next several years, our business, financial condition and results of operations would be adversely impacted.

Collaborative Research and License Agreement with Pfizer

In November 2005, we entered a collaborative research and license agreement with Pfizer for the pursuit of our CCR2 antagonist program, which became effective in January 2006.  As part of this agreement, we may receive up to $803.0 million in milestone and other payments, including $40.0 million that was received as an upfront payment in January 2006 and $10.0 million that was received through the purchase of a convertible subordinated note (the “Pfizer Note”) in February 2006.  Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds, the most advanced of which was in Phase IIa clinical trials in rheumatoid arthritis and insulin-resistant obese patients.  Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and one other undisclosed indication, for which we retained worldwide rights, along with certain compounds.  We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications.  After we file an IND for our CCR2 antagonist candidate for multiple sclerosis and, at our option, Pfizer may purchase from us an additional $10.0 million convertible subordinated note.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), we perform an undiscounted cash flow analysis to determine if impairment exists.  If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value.

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

Restructuring Charges. Costs associated with restructuring activities initiated after December 31, 2002, are accounted for in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).  Costs associated with restructuring activities initiated prior to December 31, 2002 have been recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”) and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges (“SAB 100”).  Restructuring costs resulting from the acquisition of Maxia Pharmaceuticals, Inc. (“Maxia”) have been recorded in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”).  The restructuring charges are comprised primarily of costs to exit facilities, reduce our workforce, write-off fixed assets, and pay for outside services incurred in the restructuring.  The workforce reduction charge is determined based on the estimated severance and fringe benefit charge for identified employees.  In calculating the cost to exit the facilities, we estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, the amount, if any, of sublease receipts and real estate broker fees.  This requires us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site.  To form our estimates for these costs, we perform an assessment of the affected facilities and considered the current market conditions for each site.  We also estimate our credit adjusted risk free interest rate in order to discount our projected lease payments in accordance with SFAS 146.  Estimates are also used in our calculation of the estimated realizable value on equipment that is being held for sale.  These estimates are formed based on recent history of sales of similar equipment and market conditions.  Our assumptions on either the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of fixed assets held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates.  Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded.

At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.  We periodically evaluate current available information and adjust our restructuring reserve as necessary.  We also make adjustments related to accrued professional fees to adjust estimated amounts to actual.  For the period ended June 30, 2006, such adjustments were made for the 2002 restructuring program, 2004 restructuring program, and the acquisition of Maxia.

Stock Compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revised Statement of Financial Accounting Standards 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values.  SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation.  SFAS 123R requires the recognition of the fair value of stock compensation in net income.  Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations.  Prior to January 1, 2006, we had adopted the disclosure-only provisions under SFAS 123.  For the three and six months ended June 30, 2006, stock-compensation expense of approximately $2.3 million and $4.6 million, respectively, was recorded in the condensed consolidated statement of operations in connection with adoption of SFAS 123R.  As a result of adopting SFAS 123R, our net loss for the three and six months ended June 30, 2006, is $2.3 million and $4.6 million, higher, respectively, than if we had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion 25. Basic and diluted net loss per share for the three and six months ended June 30, 2006 are $0.02 and $0.05 higher, respectively, than if we had continued to account for share-based compensation under APB Opinion 25.  There was no cumulative effect of adoption. Refer to Note 6 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information.

Results of Operations

We recorded a net loss of $20.5 million and $37.8 million and basic and diluted net loss per share of $0.24 and $0.45 per share for the three and six months ended June 30, 2006, respectively, as compared to a net loss of $25.1 million and $45.3 million and basic and diluted net loss per share of $0.30 and $0.54 per share in the corresponding periods in 2005.

Revenues.

	For the three months ended, June 30,		For the six months ended, June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Contract revenues	$6.3	$—	$11.8	$—
License and royalty revenues	0.6	2.7	1.5	5.6
Total revenues	$6.9	$2.7	$13.3	$5.6

Our contract revenues for the three and six months ended June 30, 2006 increased to $6.3 million and $11.8 million, respectively, from $0.0 million for the three and six months ended June 30, 2005.  Contract revenues were derived primarily from recognition of   revenue associated with the Pfizer $40.0 million upfront fee, recognition of revenue associated with debt discount and beneficial conversion feature related to the Pfizer Note, and research services provided to Pfizer.

Our license and royalty revenues for the three and six months ended June 30, 2006 decreased to $0.6 million and $1.5 million, respectively, from $2.7 million and $5.6 million, respectively, for the three and six months ended June 30, 2005.  License and royalty revenues were derived from database subscriptions and licensing of our gene- and genomic-related intellectual property.  The decrease in license and royalty revenues from 2005 to 2006 is attributable to our decision to discontinue offering information products.  We expect that revenues generated from information products, including licensing of gene and gene-technology related intellectual property, will continue to decline as we focus on our drug discovery and development programs.

Operating Expenses.

Research and development expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Salary and benefits related	$6.1	$6.2	$12.2	$12.5
Stock compensation	1.4	—	2.9	—
Collaboration and outside services	7.9	14.5	20.1	21.0
Occupancy and all other costs	4.3	5.9	9.3	10.8

Total research and development expenses	$19.7	$26.6	$44.5	$44.3

We currently track research and development costs by natural expense line and not costs by project.  Stock compensation costs for the three and six months ended June 30, 2006 was the result of our adoption of SFAS 123R which required the recognition of stock compensation expense in our consolidated statement of operations.  For collaboration and outside services, the decrease from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006 was primarily the result of decreased drug discovery and development costs due to our collaborative research and license agreement with Pfizer and the decision in April 2006 to discontinue the development of our DFC program.  For occupancy and all other costs, the decrease from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006 was primarily the result of decreased laboratory expenses.

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

Selling, general and administrative expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Salary and benefits related	$1.8	$1.7	$3.8	$3.5
Stock compensation	0.9	—	1.7	—
Other contract service and outside costs	0.7	1.0	1.8	2.0

Total selling, general and administrative expenses	$3.4	$2.7	$7.3	$5.5

The increase from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006 was primarily the result of our adoption of SFAS 123R which required the recognition of stock compensation expense in our consolidated statement of operations. We expect our total selling, general and administrative expenses to increase in 2006 due to the impact of SFAS 123R adoption.

Other expenses.     Total other expenses for the three and six months ended June 30, 2006 was $2.9 million and $3.1 million, respectively, compared to $0.4 million and $0.8 million, respectively, for the corresponding periods in 2005.  The change is primarily attributed to the settlement agreement with Invitrogen pursuant to which we paid Invitrogen $3.4 million as a settlement fee in June 2006.  The three and six months ended June 30, 2006 and 2005 also include charges recorded in connection with the previously announced restructuring programs.

Interest and Other Income, net.     Interest and other income, net, for the three and six months ended June 30, 2006 was $2.6 million and $11.5 million, respectively, compared to $5.4 million and $7.6 million, respectively, for the corresponding periods in 2005.  The change is primarily attributable to the $5.5 million realized gain recorded from the sale of a portion of our investment in a publicly-held company in March 2006 offset by an impairment charge of $1.3 million recorded in June 2006 to reduce the carrying value of our investment in a privately-held investee.

Interest Expense.    Interest expense for the three and six months ended June 30, 2006 were $3.9 million and $7.8 million, respectively, compared to $4.1 million and $8.4 million, respectively, for the corresponding periods in 2005.  The decrease for the three and six months ended June 30, 2006 is due to a lower average outstanding balance of our 5.5% convertible subordinated notes due 2007 (“the 5.5% Notes”).

Gain (Loss) on Certain Derivative Financial Instruments, net.     The gain (loss) on derivative financial instruments in the three and six months ended June 31, 2006 and 2005 represent the change in the fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133 (“SFAS 133”).

Income From Discontinued Operations, net.  Income from discontinued operations of $0.2 million for the six months ended June 30, 2005 represents only the gain on the sale from the Proteome facility based in Beverly, Massachusetts, net of the loss from its operations through the January 17, 2005 disposal of the facility.  There was no such income related to Proteome for the six months ended June 30, 2006.

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

FSP 115-1 replaces the impairment evaluation guidance of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), with references to existing other-than-temporary impairment guidance.  EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end.  FSP 115-1 also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made.  FSP 115-1 applies to reporting periods beginning after December 15, 2005.  FSP 115-1 did not have a material impact on our results of operations, or cash flows for the three and six months ended June 30, 2006.

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

Liquidity and Capital Resources

As of June 30, 2006, we had $352.7 million in cash, cash equivalents and short-term and long-term marketable securities, compared with $345.0 million as of December 31, 2005.  We have historically financed our operations primarily through the sale of equity securities, the issuance of convertible subordinated notes and cash received from our customers and collaborative partners.  As of June 30, 2006, approximately $62.9 million of marketable securities are classified as long-term assets on the condensed consolidated balance sheet as they have been in an unrealized loss position for longer than six months and we have the ability to hold them until the carrying value recovers, which may be longer than one year.  Available cash is invested in accordance with the primary objectives of our investment policy, including liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $5.4 million for the six months ended June 30, 2006 and net cash used in operating activities was $46.4 million for the six months ended June 30, 2005.  The $41.0 million increase was due primarily to the $40.0 million upfront fee received from Pfizer in January 2006.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments.  Net cash provided by investing activities was $18.9 million for the six months ended June 30, 2006, which represented primarily sales and maturities of marketable securities of $390.0 million, offset by purchases of marketable securities of $370.8 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $11.0 million for the six months ended June 30, 2006 and net cash used in financing activities was $27.6 million for the six months ended June 30, 2005.  During 2006, we received $10.0 million in connection with the Pfizer Note, and $1.0 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of June 30, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1-3	Years 4-5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$351.6	$91.6	$—	$250.0	$10.0
Interest on convertible subordinated debt	48.8	13.8	17.5	17.5	—
Non-cancelable operating lease obligations:
Related to current operations	9.3	4.3	5.0	—	—
Related to vacated space	37.8	8.2	16.4	13.2	—
Total contractual obligations	$447.5	$117.9	$38.9	$280.7	$10.0

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations.  We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.4 million (less than 1 year), $3.6 million (years 1-3), $2.8 million (years 4-5), and $0.0 million (over 5 years); these scheduled payments are not reflected in the above table.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Additional commitments related to Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable.  In February 2003, we completed our acquisition of Maxia.  Under the merger agreement, former Maxia stockholders have the right to receive certain earn-out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement.  Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones.  The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger.  In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement.  None of these milestones have been achieved as of June 30, 2006.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities and mortgage and asset-backed securities, are subject to default, changes in credit rating and changes in market value.  These investments are also subject to interest rate risk and will decrease in value if market interest rates increase.  Our marketable securities also include our investment in the common stock of Genomic Health, Inc.  At June 30, 2006, the fair market value of our investment in Genomic Health, Inc. was $4.9 million.  This value could  decrease based on the volatility of the equity markets and uncertainty of the biotechnology industry, as well as due to specific factors relating to that company’s operating results and business.  As of June 30, 2006, cash, cash equivalents and marketable securities were $352.7 million.  Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2006, the decline in fair value would not be material.

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Invitrogen Corporation

In October 2001, Invitrogen Corporation (“Invitrogen”) filed an action against us in the federal court for the District of Delaware, alleging infringement of three patents.  The complaint sought unspecified money damages and injunctive relief.  In November 2001, we filed our answer to Invitrogen’s patent infringement claims, and asserted seven counterclaims against Invitrogen, seeking declaratory relief with respect to the patents at issue, implied license, estoppel, laches and patent misuse.  We also sought our fees, costs and expenses.  Invitrogen filed its answer to our counterclaims in January 2002.  In February 2003, we added a counterclaim for unfair business practices.  In February 2004, the federal court for the District of Delaware ordered a stay of all proceedings pending disposition of the appeal in a related case of a judgment invalidating the same patents that are asserted in this case.  On November 18, 2005, the Court of Appeals for the Federal Circuit issued its opinion vacating the judgment invalidating these patents and remanding for further proceedings in that related case.  On January 25, 2006, the federal court for the District of Delaware lifted the stay of proceedings in this case with respect to discovery related to our license defense.

On June 15, 2006 we entered into a settlement agreement with Invitrogen pursuant to which we agreed to pay Invitrogen $3.4 million as a settlement fee.  This amount was paid on June 20, 2006.  Pursuant to stipulation, the federal court for the District of Delaware ordered the action dismissed with prejudice on June 26, 2006.

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

We are currently engaged in a number of different approaches to discover and develop novel drug candidates.  At the present time, we have three drug candidates from our active drug discovery and development programs in clinical trials: our lead sheddase inhibitor in Phase Ib/IIa clinical trials and our lead 11ßHSD1 inhibitor compound and lead CCR5 antagonist compound in Phase I clinical trials. Our other earlier stage internal drug discovery programs are focused on compounds with potential applications in oncology and inflammation.  We have also licensed to Pfizer our lead CCR2 antagonist, which was in Phase IIa clinical trials at the time of licensing to Pfizer.  We have no control over the further clinical development of any compounds we licensed to Pfizer.  Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed.  If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates.

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

•                    poor or unanticipated effectiveness of products during the clinical trials; or

•                    government or regulatory delays.

Data obtained from the clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval.  A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier clinical trials.  In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review.  For example, the FDA has in the past required and could in the future require that we conduct additional trials of any of our product candidates, which would result in delays.

Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop.  At the present time, we have three drug candidates in clinical trials: our lead sheddase inhibitor in Phase Ib/IIa and our lead 11ßHSD1 inhibitor compound and lead CCR5 antagonist compound in Phase I clinical trials.  Our other drug candidates are still undergoing preclinical testing.  We have also licensed to Pfizer our lead CCR2 antagonist; further clinical development of this compound, which was in Phase IIa clinical trials at the time of licensing, is under Pfizer’s control.  Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval.  If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective.  Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

Our lead sheddase inhibitor, 11ßHSD1 inhibitor and CCR5 antagonist compounds are our only drug candidates in clinical trials.  We have also licensed to Pfizer our lead CCR2 antagonist, which was in Phase IIa clinical trials at the time of licensing.  We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons.  We discontinued development of DFC in April 2006 for safety reasons.  If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition.   Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest.  For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur.  At this point, the regulatory agencies may require additional clinical trials or testing.  Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity.  As a result, we may not continue to commercialize a product even though it has obtained regulatory approval.  Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive and third parties such as insurance companies or Medicare have not approved it for substantial reimbursement.  In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects.  There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2006.  Because of those losses, we had an accumulated deficit of $877.2 million as of June 30, 2006.  We will continue to spend significant amounts on our efforts to discover and develop drugs.  As a result, we expect to continue to incur losses in 2006 and in future periods as well.

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

As of June 30, 2006, we had total consolidated debt of $348.7 million and stockholders’ deficit of $54.7 million.  The indentures pursuant to which our outstanding convertible subordinated notes were issued do not limit the issuance of additional indebtedness.  Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations.  We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible subordinated notes.  As of June 30, 2006, $91.6 million aggregate principal amount of our 5.5% convertible subordinated notes due 2007 were outstanding.  Our annual interest payments for the 5.5% notes through 2006, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.0 million, and an additional $2.5 million in interest is payable in 2007.  As of June 30, 2006, $250.0 million aggregate principal amount of our 3 1/2% convertible subordinated notes due 2011 were outstanding.  Our annual interest payments for the 3 1/2% notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011.  As of June 30, 2006, we also had outstanding the $10.0 million aggregate principal amount of the Pfizer Note, which is due 2013 but does not bear interest.  We intend to fulfill our debt service obligations from our existing cash and marketable securities.  If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

RISKS RELATING TO INTELLECTUAL PROPERTY AND LEGAL MATTERS

If we are subject to arbitration, litigation and infringement claims, they could be costly and disrupt our drug discovery and development efforts.

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

We may be unsuccessful in defending or pursuing these lawsuits or claims.  Regardless of the outcome, litigation can be very costly and can divert management’s efforts.  For example, we recently settled patent litigation with Invitrogen Corporation.  We incurred significant expenses related to this litigation and, as part of the settlement, paid Invitrogen $3.4 million.  An adverse determination may subject us to significant liabilities or require us or our collaborators or licensees to seek licenses to other parties’ patents or proprietary rights.  We or our collaborators or licensees may also be restricted or prevented from manufacturing or selling a drug product that we develop.  Further, we or our future collaborators or licensees may not be able to obtain any necessary licenses on acceptable terms, if at all.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 23, 2006, we held our Annual Meeting of Stockholders.

The following actions were taken at the annual meeting:

1.   The following Directors were elected:

	For	Withheld
Richard U. De Schutter	64,063,219	624,438
Barry M. Ariko	63,234,869	1,452,788
Julian C. Baker	63,541,995	1,145,662
Paul A. Brooke	63,149,093	1,538,564
Matthew W. Emmens	64,307,774	379,883
Paul A. Friedman	64,302,650	385,007
John F. Niblack	64,295,870	391,787
Roy A. Whitfield	64,238,118	449,539

2.   The amendment to our 1997 Employee Stock Purchase Plan was approved.

For	Against	Abstain	Broker Non-Votes
46,993,387	1,231,037	51,818	16,411,415

3.   The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2006 fiscal year was approved.

For	Against	Abstain
63,851,825	757,631	78,201

Item 6.     Exhibits

Exhibit Number	Description of Document
10.15#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

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

INCYTE CORPORATION

Dated: August 1, 2006	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2006	By:	/s/ DAVID C. HASTINGS
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