Form 10-Q
period 2006-09-30
INCYTE CORP
filed 2006-11-02
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

☐   Yes       ☒   No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 83,855,064 as of October 27, 2006.

INCYTE CORPORATION
INDEX

PART I:    FINANCIAL INFORMATION

Item 1.   Financial Statements

INCYTE CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2006	December 31, 2005*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,921	$11,494
Marketable securities—available-for-sale	310,380	333,477
Accounts receivable, net	1,390	1,423
Prepaid expenses and other current assets	4,310	7,582
Total current assets	432,001	353,976

Marketable securities—available-for-sale	17,790	—
Property and equipment, net	5,741	7,667
Long-term investments (1)	—	1,312
Intangible and other assets, net	9,354	11,153
Total assets	$464,886	$374,108

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,704	$3,573
Accrued compensation	6,132	7,590
Interest payable	2,009	5,382
Convertible subordinated notes	91,690	—
Accrued and other current liabilities	5,255	5,124
Deferred revenue	22,935	604
Accrued restructuring and acquisition costs	5,068	5,584
Total current liabilities	136,793	27,857

Convertible senior notes	112,018	—
Convertible subordinated notes	257,024	341,862
Deferred revenue	5,938	—
Other liabilities	19,263	23,786
Total liabilities	531,036	393,505
Commitments and contingencies
Stockholders’ deficit:
Preferred stock	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 83,854,139 and 83,597,080 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	84	84
Additional paid-in capital	826,255	818,638
Accumulated other comprehensive income	521	1,228
Accumulated deficit	(893,010)	(839,347)
Total stockholders’ deficit	(66,150)	(19,397)
Total liabilities and stockholders’ deficit	$464,886	$374,108

*                    The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

(1)             Includes investments in companies considered related parties under SFAS 57 of $1.3 million at December 31, 2005.

See accompanying notes.

INCYTE CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Contract revenues	$6,249	$—	$18,069	$—
License and royalty revenues	1,019	1,228	2,518	6,818
Total revenues	7,268	1,228	20,587	6,818

Costs and expenses:
Research and development	19,558	27,356	64,037	71,676
Selling, general and administrative	3,454	2,710	10,750	8,244
Other expenses	13	299	3,105	1,088
Total costs and expenses	23,025	30,365	77,892	81,008

Loss from operations	(15,757)	(29,137)	(57,305)	(74,190)
Interest and other income, net (1)	3,996	2,656	15,470	10,228
Interest expense	(4,077)	(3,810)	(11,828)	(12,257)
Gain on repurchase of convertible subordinated notes	—	85	—	506
Loss on certain derivative financial instruments, net	—	(1)	—	(89)

Loss from continuing operations before income taxes	(15,838)	(30,207)	(53,663)	(75,802)
Provision for income taxes	—	—	—	(156)
Loss from continuing operations	$(15,838)	$(30,207)	$(53,663)	$(75,646)

Income (loss) from discontinued operation, net of tax	—	(3)	—	159
Net loss	(15,838)	(30,210)	(53,663)	(75,487)

Basic and diluted net loss per share:

Continuing operations	$(0.19)	$(0.36)	$(0.64)	$(0.91)
Discontinued operations	—	—	—	—
	$(0.19)	$(0.36)	$(0.64)	$(0.91)

Shares used in computing basic and diluted net loss per share	83,852	83,414	83,755	83,213

(1)             Includes an impairment charge of $1.3 million on a privately-held investment for the nine months ended September 30, 2006, a gain on sale of securities of $5.5 million for the nine months ended September 30, 2006, and a gain on sale of securities of $2.8 million for nine months ended September 30, 2005.  The aforementioned transactions were all considered related party transactions under SFAS 57.

See accompanying notes.

INCYTE CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net loss	$(15,838)	$(30,210)	$(53,663)	$(75,487)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	2,330	(159)	(707)	(612)
Foreign currency translation adjustments	—	(4)	—	(8)

Other comprehensive gain (loss)	2,330	(163)	(707)	(620)

Comprehensive loss	$(13,508)	$(30,373)	$(54,370)	$(76,107)

See accompanying notes.

INCYTE CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(53,663)	$(75,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	—	(159)
Non-cash restructuring (credits) charges	(299)	1,088
Depreciation and amortization	4,140	6,516
Compensation expense on executive loans	18	18
Stock-based compensation	6,640	152
Loss on derivative financial instruments, net	—	89
Gain on repurchase of convertible subordinated notes	—	(506)
Realized gain on long-term investments	(5,459)	(2,791)
Impairment of long term investments	1,312	—
Changes in operating assets and liabilities:
Accounts receivable	33	1,097
Prepaid expenses and other assets	3,367	1,812
Accounts payable	131	2,051
Accrued and other current liabilities	(9,441)	(6,486)
Deferred revenue	25,036	(1,065)
Net cash used in continuing operating activities	(28,185)	(73,671)
Net cash used in discontinued activities	—	(182)
Net cash used in operating activities	(28,185)	(73,853)
Cash flows from investing activities:
Capital expenditures	(569)	(1,179)
Net proceeds from sale of Proteome facility and equipment	—	59
Purchases of marketable securities	(498,213)	(290,764)
Sales and maturities of marketable securities	508,510	317,647
Net cash provided by investing activities	9,728	25,763
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	977	953
Repurchase of convertible subordinated notes	—	(35,838)
Proceeds from issuance of convertible senior notes and convertible subordinated notes	121,907	—
Net cash provided by (used in) financing activities	122,884	(34,885)
Effect of exchange rate on cash and cash equivalents	—	(8)
Net increase (decrease) in cash and cash equivalents	104,427	(82,983)
Cash and cash equivalents at beginning of period	11,494	132,180
Cash and cash equivalents at end of period	$115,921	$49,197

See accompanying notes.

INCYTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

2.   Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of September 30, 2006, condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2006 and 2005, and condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2005 has been derived from audited financial statements.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

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

FSP 115-1 did not have a material impact on our results of operations, or cash flows for the three and nine months ended September 30, 2006.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) effective January 1, 2006.  SFAS 123R is a new complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation.  SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations.  Refer to Note 6 — Stock compensation in our notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more discussion of our adoption of SFAS 123R.

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

In June 2006, we recorded an impairment charge of $1.3 million to reduce the carrying value of our investment in a privately-held investee because the investee had less than six months of cash and we believed that the likelihood of obtaining future debt or equity financing that would not result in an impairment was remote.

In March 2006, we sold a portion of our investment in a publicly-held company accounted for under FASB Statement No.115, Accounting for Certain Investments in Debt and Equity Securities, for $11.5 million, which resulted in a realized gain of $5.5 million   during the nine months ended September 30, 2006.  In October 2006, we sold the remaining portion of this investment for $5.8 million, which will result in a realized gain of $0.8 million in the three months ended December 31, 2006.

4.   Concentration of credit risk

One customer represented 86% and 88%, respectively, of total revenues for the three and nine months ended September 30, 2006.

Two customers comprised 82% of the accounts receivable balance at September 30, 2006.  Three customers comprised 67% of the accounts receivable balance at December 31, 2005.

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

We received an upfront nonrefundable payment of $40.0 million in January 2006 and are eligible to receive additional future development and milestone payments of up to $743.0 million for the successful development and commercialization of CCR2 antagonists in multiple indications, as well as royalties on worldwide sales.  The $40.0 million upfront fee was recorded as deferred revenue and is being recognized on a straight-line basis over two years, our estimated performance period under the agreement.  Contract revenues related thereto of approximately $5.2 million and $15.2 million, respectively, were recognized for the three and nine months ended September 30, 2006.  Future development and milestone payments will be recognized as earned.

We also recognized contract revenues of approximately $0.7 million and $1.8 million, respectively, for the three and nine months ended September 30, 2006 in connection with research services provided to Pfizer.  At September 30, 2006 approximately $0.8 million was receivable from Pfizer for reimbursement of expenses incurred by us pursuant to the agreement.

6.   Stock compensation

We adopted SFAS 123R on January 1, 2006.  SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations.  We recognize the stock compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.  Prior to January 1, 2006, we followed APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock compensation.

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

Under the provisions of SFAS 123R, we recorded $2.1 million and $6.6 million, respectively, of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2006.  As a result of adopting SFAS 123R, our net loss for the three and nine months ended September 30, 2006, is $2.1 million and $6.6 million, higher, respectively, than if we had continued to account for share-based compensation under APB Opinion 25. Basic and diluted net loss per share for the three and nine months ended September 30, 2006 are $0.03 and $0.08 higher, respectively, than if we had continued to account for share-based compensation under APB Opinion 25.  For the three and nine months ended September 30, 2005 we recorded no stock compensation expense on our unaudited condensed consolidated statement of operations as SFAS 123R had not been adopted.  We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Average risk-free interest rates	5.03%	3.98%	4.42%	3.93%	4.80%	3.95%	4.80%	3.95%
Average expected life (in years)	3.15	3.43	3.17	3.28	.50	.50	.50	.50
Volatility	76%	86%	76%	86%	72%	97%	72%	97%
Weighted-average fair value (in dollars)	2.32	4.90	2.79	5.03	1.38	2.81	1.38	2.81

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

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2005	2005
Net loss, as reported	$(30,210)	$(75,487)
Add: Stock-based employee compensation	51	152
Deduct: Total stock-based employee compensation determined under the fair value-based method for all awards	(2,686)	(7,496)

Pro forma net loss	$(32,845)	$(82,831)

Net loss per share:
Basic and diluted net loss per share-as reported	$(0.36)	$(0.91)

Basic and diluted net loss per share-as SFAS 123 adjusted	$(0.39)	$(1.00)

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB Opinion 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption was calculated in accordance with FASB Interpretation (“FIN”) No. 28.  Total compensation cost of options granted but not yet vested, as of September 30, 2006, was $8.8 million, which is expected to be recognized over the weighted average period of 3.17 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2005	6,148,158	7,798,401	$8.99
Options granted	(2,736,227)	2,736,227	5.28
Options exercised	—	(54,995)	4.74
Options cancelled	319,455	(319,455)	8.87
Balance at September 30, 2006	3,731,386	10,160,178	$8.02
Exercisable, September 30, 2006	—	5,387,261	$9.35

7.   Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with FASB Statement No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).  For the three and nine months ended September 30, 2006, we recorded revenue from customers throughout the United States, Canada, Sweden, and Germany. Sales to international customers for the three and nine months ended September 30, 2006 were $0.4 million and $0.6 million, respectively, and $0.4 million and $2.7 million, respectively, in the corresponding periods of 2005.

8.   Debt

In September 2006, we received proceeds of $111.9 million from the sale of $151.8 million aggregate principal amount of the 3½% convertible senior notes due 2011 (the “3½% Senior Notes”).   The 3½% Senior Notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15, and are due February 15, 2011. The 3½% Senior Notes are convertible into shares of Incyte common stock at an initial conversion rate of 89.1385 shares per $1,000 principal amount of the 3½% Senior Notes, equivalent to an initial conversion price of approximately $11.22 per share.   The 3½% Senior Notes are senior in right of payment to Incyte’s outstanding 3½% convertible subordinated notes (the “3½% Subordinated Notes”) and the Pfizer Note (defined below).  Incyte may redeem the 3½% Senior Notes beginning on February 20, 2007.  The 3½% Senior Notes were issued at a discount to par of approximately $39.9 million.  The 3½% Senior Notes will accrete up to their face value over the 53 month term of the notes by recording interest expense under the effective interest method.

In connection with the collaborative research and license agreement, Pfizer purchased a $10.0 million convertible subordinated note (the “Pfizer Note”) in February 2006 and may purchase an additional $10.0 million note at Incyte’s option after Incyte files an Investigational New Drug Application in a retained Incyte indication.  The Pfizer Note purchased in February 2006 bears no interest, is due seven years from the date of issuance and is convertible into our common stock at an initial conversion price of $6.8423 per share, subject to adjustments.  The Pfizer Note is subordinated to the 3½% Senior Notes and any other senior indebtedness and pari passu in right of payment with our 3½% Subordinated Notes and our 5.5% convertible subordinated notes due 2007 (the “5.5% Notes”).  We may, at our option, repay the Pfizer Note beginning February 3, 2009.  Pfizer may require us to repay the Pfizer Note upon a change of control, as defined.  As the Pfizer Note is non interest bearing, it has been discounted to its net present value of $6.8 million by imputing interest at a rate of 4.5%, which represented market conditions in place at the time the note was issued.  The carrying value of the Pfizer Note is $7.0 million at September 30, 2006.  We will accrete the Pfizer Note up to its face value over its term of seven years by recording interest expense under the effective interest method.  The difference between the cash received and the present value of the Pfizer Note, which equals the face value less the non interest bearing portion and beneficial conversion feature, represents additional consideration from Pfizer under the agreement.  We have accounted for this additional consideration as deferred revenue and will recognize it over two years, our estimated performance period under the agreement.  Contract revenues related thereto of approximately $0.4 million and $1.1 million, respectively, were recognized for the three and nine months ended September 30, 2006.

At September 30, 2006 the carrying value of our 3½% Senior Notes was $112.0 million, which approximated fair market value. The carrying value of our 3½% Subordinated Notes was $250.0 million while the fair market value was approximately $188.4 million.  The $91.6 million carrying value of our 5.5% Notes approximated fair market value at September 30, 2006.  In October 2006, all of the outstanding 5.5% Notes were redeemed for 100% of their principal amount plus accrued and unpaid interest to the redemption date, which will result in a $0.1 million charge in the three months ended December 31, 2006 as a result of the write-off of the remaining deferred financing costs related to the 5.5% Notes.

9.   Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period.  Stock options and potential common shares issuable upon conversion of our 3½% Senior Notes, 3½% Subordinated Notes and 5.5% Notes were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented.  The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	September 30,
	2006	2005
Outstanding stock options	10,160,178	7,941,497
Common shares issuable upon conversion of the Pfizer Note	1,461,496	—
Common shares issuable upon conversion of 3½% Senior Notes	13,531,224	—
Common shares issuable upon conversion of 3½% Subordinated Notes	22,284,625	22,284,625
Common shares issuable upon conversion of 5.5% Notes (1)	1,358,865	1,470,109
Total potential common shares excluded from diluted net loss per share computation	48,796,388	31,696,231

(1)             All of the outstanding 5.5% Notes were redeemed on October 16, 2006.

10.   Other expenses

Below is a summary of the activity related to other expenses recorded for the periods in which activity related to our restructuring programs has taken place through the nine months ended September 30, 2006.  The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates.  Changes will be made to the restructuring accrual at the point that the differences become determinable.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2005	2006 Charges to Operations	2006 Accrual Utilized	Accrual Balance at September 30, 2006
	(in thousands)
Restructuring expenses:
Lease commitment and related costs	20,207	13,545	745	2,262	12,028
Other costs	—	—	93	93	—
Restructuring expenses	$20,207	$13,545	$838	$2,355	$12,028

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance at December 31, 2005	2006 Credit to Operations	2006 Accrual Utilized	Accrual Balance at September 30, 2006
	(in thousands)
Restructuring expenses:
Lease commitments and other restructuring charges	17,924	13,700	(1,116)	1,760	10,824
Restructuring expenses	$17,924	$13,700	$(1,116)	$1,760	$10,824

Maxia Acquisition Costs

	Original Accrual	Accrual Balance at December 31, 2005	2006 Credit to Operations	2006 Accrual Utilized	Accrual Balance at September 30, 2006
	(in thousands)
Accrued acquisition costs:
Lease commitments and other restructuring fees	2,016	2,069	(20)	570	1,479
Accrued acquisition costs	$2,016	$2,069	$(20)	$570	$1,479

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

On June 15, 2006 we entered into a settlement agreement with Invitrogen pursuant to which we agreed to pay Invitrogen $3.4 million as a settlement fee.  This amount was paid on June 20, 2006 and is included in other expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2006.  Pursuant to stipulation, the federal court for the District of Delaware ordered the action dismissed with prejudice on June 26, 2006.

In addition to the matter described above, from time to time we have been involved in certain legal actions arising in the ordinary course of business.  In management’s opinion, the outcome of such actions will not have a material adverse effect on our financial position, results of operations, or liquidity.

12.      Subsequent event

In October 2006, all of the outstanding 5.5% Notes were redeemed for 100% of their principal amount plus accrued and unpaid interest to the redemption date, which will result in a $0.1 million charge in the three months ended December 31, 2006 as a result of the write-off of the remaining deferred financing costs related to the 5.5% Notes.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2006 and our audited financial statements for the year-ended December 31, 2005 included in our Annual Report on Form 10-K previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties.  These statements relate to future periods, future events or our future operating or financial plans or performance.  These statements can often be identified by the use of forward-looking terminology such as “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” “may,” or “will,” or the negative of these terms, and other similar expressions.  These forward-looking statements include statements as to:

•       the discovery, development, formulation, manufacturing and commercialization of our compounds and our product candidates;

•       the increase in our drug discovery and development efforts;

•       the expected timing, progress, results and other information regarding our preclinical testing, clinical trials and drug development programs;

•       conducting clinical trials internally, with collaborators, or with contract research organizations;

•       our collaboration and strategic alliance efforts; anticipated benefits and disadvantages of entering into collaboration agreements;

•       the regulatory approval process, including determinations to seek U.S. Food and Drug Administration, or FDA, approval for, and plans to commercialize, our products in the United States and abroad;

•       the safety, effectiveness and potential benefits and indications of our product candidates and other compounds under development; potential uses for our product candidates and our other compounds; our ability to manage expansion of our drug discovery and development operations;

•       future required expertise relating to clinical trials, manufacturing, sales and marketing; obtaining and terminating licenses to products, compounds or technology, or other intellectual property rights;

•       the receipt of or payments to collaborators resulting from milestones or royalties; the decrease in revenues from our information product-related activities;

•       expected expenses and expenditure levels; expected revenues and sources of revenues;

•       expected losses; fluctuation of losses;

•       our profitability; the adequacy of our capital resources;

•       the need to raise additional capital; the costs associated with resolving matters in litigation; our expectations regarding competition; our investments, including anticipated expenditures, losses and expenses;

•       costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;

•       our ability to obtain, maintain or increase coverage of product liability and other insurance;

•       adequacy of our product liability insurance; and

•       our indebtedness;

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to,

•       our ability to discover, develop, formulate, manufacture and commercialize a drug candidate or product;

•       the risk of unanticipated delays in research and development efforts;

•       the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;

•       risks relating to the conduct of our clinical trials;

•       changing regulatory requirements;

•       the risk of adverse safety findings;

•       the risk that results of our clinical trials do not support submission of a marketing approval application for our product candidates;

•       the risk of significant delays or costs in obtaining regulatory approvals;

•       risks relating to our reliance on third party manufacturers, collaborators, and contract research organizations;

•       risks relating to the development of new products and their use by us and our current and potential collaborators;

•       risks relating to our inability to control the development of out-licensed drug compounds or drug candidates;

•       our ability to in-license a potential drug compound or drug candidate;

•       the cost of accessing, licensing or acquiring potential drug compounds or drug candidates developed by other companies;

•       the costs of terminating any licensing or access arrangement for third party drug compounds or drug candidates;

•       the risk that our product candidates may not obtain regulatory approval;

•       the impact of technological advances and competition;

•       the ability to compete against third parties with greater resources than ours;

•       competition to develop and commercialize similar drug products;

•       our ability to obtain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;

•       the impact of changing laws on our patent portfolio;

•       developments in and expenses relating to litigation;

•       the results of businesses in which we have made investments;

•       our ability to obtain additional capital when needed;

•       our history of operating losses; and

•       the risks set forth under “Risk Factors.”

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

We have several internal drug development programs underway.  Our most advanced oncology program involves inhibitors of an enzyme activity known as sheddase.  We believe these compounds may have application in the treatment of breast cancer and other tumor types.  Based on results from single and multiple-dose-escalation Phase I clinical trials of our lead candidate from this program in healthy volunteers, we have initiated a Phase Ib/IIa dose-escalation clinical trial in cancer patients.

We have developed a series of novel proprietary small molecule inhibitors of 11-beta hydroxysteroid dehydrogenase type 1 (“11ßHSD1”). 11βHSD1 inhibitors have the potential to treat Type 2 diabetes.  We initiated a Phase I clinical trial of INCB13739, our lead 11βHSD1 inhibitor compound, in healthy volunteers in the second quarter of 2006 and completed the single-dose-escalation portion of that trial in the third quarter of 2006.

We also have an oral CCR5 antagonist program.  We believe CCR5 antagonists may represent a new class of HIV drugs.  We   initiated a Phase I clinical trial in healthy volunteers in the second quarter of 2006 with our lead CCR5 antagonist compound, INCB9471.  This trial was completed in the third quarter of 2006 and we have initiated a 14-day Phase IIa trial in HIV patients.

One of our inflammation programs is focused on developing antagonists to a key chemokine receptor involved in inflammation called CCR2.  We believe that CCR2 receptor antagonists may represent a new class of compounds to treat various inflammation-driven diseases, including rheumatoid arthritis, multiple sclerosis, diabetes, and atherosclerosis.  We have entered into a collaborative research and license agreement with Pfizer Inc. (“Pfizer”), described below. We have retained rights to certain CCR2 antagonist compounds for multiple sclerosis and expect to file an Investigational New Drug Application, or IND, in the fourth quarter of 2006 for our lead compound for multiple sclerosis.

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

At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.  We periodically evaluate current available information and adjust our restructuring reserve as necessary.  We also make adjustments related to accrued professional fees to adjust estimated amounts to actual.  For the period ended September 30, 2006, such adjustments were made for the 2002 restructuring program, 2004 restructuring program, and the acquisition of Maxia.

Stock Compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revised Statement of Financial Accounting Standards 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values.  SFAS 123R is a new complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation.  SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations.  Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations.  Prior to January 1, 2006, we had adopted the disclosure-only provisions under SFAS 123.  For the three and nine months ended September 30, 2006, stock-compensation expense of approximately $2.1 million and $6.6 million, respectively, was recorded in the condensed consolidated statement of operations in connection with adoption of SFAS 123R.  As a result of adopting SFAS 123R, our net loss for the three and nine months ended September 30, 2006, is $2.1 million and $6.6 million, higher, respectively, than if we had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion 25. Basic and diluted net loss per share for the three and nine months ended September 30, 2006 are $0.03 and $0.08 higher, respectively, than if we had continued to account for share-based compensation under APB Opinion 25.  There was no cumulative effect of adoption. Refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information.

Results of Operations

We recorded a net loss of $15.8 million and $53.7 million and basic and diluted net loss per share of $0.19 and $0.64 per share for the three and nine months ended September 30, 2006, respectively, as compared to a net loss of $30.2 million and $75.5 million and basic and diluted net loss per share of $0.36 and $0.91 per share in the corresponding periods in 2005.  The decline in net loss is primarily attributable to higher revenue related to the Pfizer collaboration and lower research and development expenses related to the timing of our clinical trial activities.

Revenues.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Contract revenues	$6.3	$—	$18.1	$—
License and royalty revenues	1.0	1.2	2.5	6.8
Total revenues	$7.3	$1.2	$20.6	$6.8

Our contract revenues for the three and nine months ended September 30, 2006 increased to $6.3 million and $18.1 million, respectively, from $0.0 million for the three and nine months ended September 30, 2005.  Contract revenues were derived from recognition of revenue associated with the Pfizer $40.0 million upfront fee, recognition of revenue associated with the debt discount and beneficial conversion feature related to the Pfizer Note, and research services provided to Pfizer.

Our license and royalty revenues for the three and nine months ended September 30, 2006 decreased to $1.0 million and $2.5 million, respectively, from $1.2 million and $6.8 million, respectively, for the three and nine months ended September 30, 2005.  License and royalty revenues were derived from database subscriptions and licensing of our gene- and genomic-related intellectual property.  The decrease in license and royalty revenues from 2005 to 2006 is attributable to our decision to discontinue offering information products.  We expect that revenues generated from information products, including licensing of gene- and genomic-related intellectual property, will continue to decline as we focus on our drug discovery and development programs.

Operating Expenses.

Research and development expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Salary and benefits related	$6.3	$6.3	$19.0	$19.0
Stock compensation	1.4	—	4.2	—
Collaboration and outside services	7.6	16.4	27.7	37.4
Occupancy and all other costs	4.3	4.7	13.1	15.3
Total research and development expenses	$19.6	$27.4	$64.0	$71.7

We currently track research and development costs by natural expense line and not by project.  Stock compensation costs for the three and nine months ended September 30, 2006 was the result of our adoption of SFAS 123R which required the recognition of stock compensation expense in our consolidated statement of operations.  For collaboration and outside services, the decrease from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006 was primarily the result of decreased drug discovery and development costs due to our collaborative research and license agreement with Pfizer and the decision in April 2006 to discontinue the development of our DFC program.  For occupancy and all other costs, the decrease from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006 was primarily the result of increased efficiency in our use of laboratory and reagent supplies.

We expect that research and development expenditures related to drug discovery and development will decrease during 2006 due to our collaborative research and license agreement with Pfizer and the discontinuation of development of DFC.  Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

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

Selling, general and administrative expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Salary and benefits related	$1.6	$1.6	$4.9	$4.5
Stock compensation	0.7	—	2.4	0.2
Other contract service and outside costs	1.2	1.1	3.5	3.5
Total selling, general and administrative expenses	$3.5	$2.7	$10.8	$8.2

The increase from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006 was primarily the result of our adoption of SFAS 123R which required the recognition of stock compensation expense in our consolidated statement of operations. We expect our total selling, general and administrative expenses to increase in 2006 due to the impact of SFAS 123R adoption.

Other expenses.     Total other expenses for the three and nine months ended September 30, 2006 was $0.0 million and $3.1 million, respectively, compared to $0.3 million and $1.1 million, respectively, for the corresponding periods in 2005.  The change for the nine months ended September 30, 2006 is due primarily to the settlement agreement with Invitrogen pursuant to which we paid Invitrogen $3.4 million as a settlement fee in June 2006.  The three and nine months ended September 30, 2006 and 2005 also include charges recorded in connection with the previously announced restructuring programs.

Interest and Other Income, net.     Interest and other income, net, for the three and nine months ended September 30, 2006 was $4.0 million and $15.5 million, respectively, compared to $2.7 million and $10.2 million, respectively, for the corresponding periods in 2005.  The change for the three months ended September 30, 2006 is due to higher interest rates and a higher average cash balance in 2006.  The change for the nine months ended September 30, 2006 is primarily attributable to the $5.5 million realized gain recorded from the sale of a portion of our investment in a publicly-held company in March 2006 offset by an impairment charge of $1.3 million recorded in June 2006 to reduce the carrying value of our investment in a privately-held investee.

Interest Expense.    Interest expense for the three and nine months ended September 30, 2006 were $4.1 million and $11.8 million, respectively, compared to $3.8 million and $12.3 million, respectively, for the corresponding periods in 2005.  The decrease for the nine months ended September 30, 2006 is due to a lower average outstanding balance of our 5.5% convertible subordinated notes due 2007 (“the 5.5% Notes”).

Gain on Repurchase of Convertible Subordinated Notes.    In 2005 we repurchased $36.5 million in face value of the 5.5% Notes on the open market. The repurchase resulted in a gain of $0.1 million and $0.5 million, respectively, for the three and nine months ended September 30, 2005.

Loss on Certain Derivative Financial Instruments, net.     The loss on derivative financial instruments in the three and nine months ended September 30, 2006 and 2005 represents the change in the fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133 (“SFAS 133”).

Income From Discontinued Operations, net.  Income from discontinued operations of $0.2 million for the nine months ended September 30, 2005 represents the gain on the sale from the Proteome facility based in Beverly, Massachusetts, net of the loss from its operations through the January 17, 2005 disposal of the facility.  There was no such income related to Proteome for the nine months ended September 30, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

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

FSP 115-1 replaces the impairment evaluation guidance of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), with references to existing other-than-temporary impairment guidance.  EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end.  FSP 115-1 also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made.  FSP 115-1 applies to reporting periods beginning after December 15, 2005.  FSP 115-1 did not have a material impact on our results of operations, or cash flows for the three and nine months ended September 30, 2006.

We adopted SFAS 123R on January 1, 2006. SFAS 123R is a new complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation.  SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations.  Refer to Note 6 of notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more discussion of our adoption of SFAS 123R.

Liquidity and Capital Resources

In September 2006, we received proceeds of $111.9 million from the sale of $151.8 million aggregate principal of the 3½% convertible senior notes due 2011 (the “3½% Senior Notes”).

As of September 30, 2006, we had $444.1 million in cash, cash equivalents and short-term and long-term marketable securities, compared with $345.0 million as of December 31, 2005.  In October 2006, we used $92.7 million to redeem the $91.6 million aggregate principal amount of our existing 5.5% Notes and accrued interest thereon. We have historically financed our operations primarily through the sale of equity securities, the issuance of convertible subordinated notes and cash received from our customers and collaborative partners.  As of September 30, 2006, approximately $17.8 million of marketable securities are classified as long-term assets on the condensed consolidated balance sheet as they have been in an unrealized loss position for longer than six months and we have the ability to hold them until the carrying value recovers, which may be longer than one year.  Available cash is invested in accordance with the primary objectives of our investment policy, including liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $28.2 million for the nine months ended September 30, 2006 and net cash used in operating activities was $73.9 million for the nine months ended September 30, 2005.  The $45.7 million decrease was due primarily to the $40.0 million upfront fee received from Pfizer in January 2006.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments.  Net cash provided by investing activities was $9.7 million for the nine months ended September 30, 2006, which represented primarily sales and maturities of marketable securities of $508.5 million, offset by purchases of marketable securities of $498.2 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $122.9 million for the nine months ended September 30, 2006 and net cash used in financing activities was $34.9 million for the nine months ended September 30, 2005.  During 2006, we received proceeds of $121.9 million in connection with the 3½% Senior Notes and the Pfizer Note, and $1.0 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of September 30, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year		Years 1—3	Years 4—5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$351.6	$91.6	*	$—	$250.0	$10.0
Principal on convertible senior debt	151.8	—		—	151.8	—
Interest on convertible subordinated debt	40.4	9.8		17.5	13.1	—
Interest on convertible senior debt	23.3	4.7		10.6	8.0	—
Non-cancelable operating lease obligations:
Related to current operations	8.0	4.6		3.4	—	—
Related to vacated space	35.8	8.2		16.3	11.3	—
Total contractual obligations	$610.9	$118.9		$47.8	$434.2	$10.0

*                    In October 2006, we redeemed the $91.6 million aggregate principal amount of our existing 5.5% Notes and accrued interest thereon.

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations.  We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.7 million (less than 1 year), $4.1 million (years 1-3), $2.4 million (years 4-5), and $0.0 million (over 5 years); these scheduled payments are not reflected in the above table.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Additional commitments related to Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable.  In February 2003, we completed our acquisition of Maxia.  Under the merger agreement, former Maxia stockholders have the right to receive certain earn-out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement.  Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones.  The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger.  In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement.  None of these milestones have been achieved as of September 30, 2006.

We have entered into and intend to continue to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs.  Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months.  Our cash requirements depend on numerous factors, including our expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary products, technologies and businesses; expenditures in connection with potential repayments of our 3½% Senior Notes, 3½% Subordinated Notes, and the Pfizer Note; expenditures in connection with our drug discovery and development programs; expenditures in connection with litigation; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and costs associated with the integration of new operations assumed through mergers and acquisitions.  Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.  We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs, and in 2006, will not represent a significant source of cash inflow for us.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities and mortgage and asset-backed securities, are subject to default, changes in credit rating and changes in market value.  These investments are also subject to interest rate risk and will decrease in value if market interest rates increase.  Our marketable securities also included our investment in the common stock of Genomic Health, Inc.  At September 30, 2006, the fair market value of our investment in Genomic Health, Inc. was $6.0 million.  In October 2006, we sold this investment, which will result in a realized gain of $0.8 million in the three months ended December 31, 2006.   As of September 30, 2006, cash, cash equivalents and marketable securities were $444.1 million.  Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2006, the decline in fair value would not be material.

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

Of the compounds that we identify as potential drug products or that we in-license from other companies, only a few, if any, are likely to lead to successful drug development programs. Significant research and development efforts will be necessary. For example, in April 2006, we announced the discontinuation of development of DFC, which was at the time our most advanced drug candidate and was in Phase IIb clinical trials. Prior to discontinuation of the DFC program, we expended a significant amount of effort and money on that program. We have limited experience with the activities listed above and may not be successful in discovering, developing, or commercializing drug products. If we choose to outsource some of these activities, we may be unable to enter into outsourcing or licensing agreements on commercially reasonable terms, if at all. In addition, if we elect to manufacture our products in our own manufacturing facilities, we will require substantial additional capital resources to lease or build and maintain those facilities, including attracting and retaining qualified personnel to lease or build and operate our facilities.

Our efforts to discover and develop potential drug candidates may not lead to the discovery, development, commercialization or marketing of drug products.

We are currently engaged in a number of different approaches to discover and develop novel drug candidates. At the present time, we have three drug candidates from our active drug discovery and development programs in clinical trials: (1) our lead sheddase inhibitor in Phase Ib/IIa clinical trials; (2) our lead 11ßHSD1 inhibitor compound in Phase I clinical trials; and (3) our lead CCR5 antagonist compound in Phase IIa clinical trials. Our other earlier stage internal drug discovery programs are focused on compounds with potential applications in oncology and inflammation. We have also licensed to Pfizer our lead CCR2 antagonist, which was in Phase IIa clinical trials at the time of licensing to Pfizer. We have no control over the further clinical development of any compounds we licensed to Pfizer. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our drug discovery and development efforts may target diseases and conditions that are already subject to existing therapies or that are being developed by our competitors, many of which have substantially greater resources, larger research and development staffs and facilities, more experience in completing preclinical testing and clinical trials, and formulation, marketing and manufacturing capabilities. As a result of these resources, our competitors may develop drug products that render our products obsolete or noncompetitive by developing more effective drugs or by developing their products more efficiently. Our ability to develop competitive products would be limited if our competitors succeeded in obtaining regulatory approvals for drug candidates more rapidly than we were able to or in obtaining patent protection or other intellectual property rights that limited our drug development efforts. Any drugs resulting from our research and development efforts, or from our joint efforts with collaborators or licensees, might not be able to compete successfully with our competitors’ existing and future products, or obtain regulatory approval in the United States or elsewhere.

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

•       poor or unanticipated effectiveness of drug candidates during the clinical trials; or

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

Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop. At the present time, we have three drug candidates in clinical trials: (1) our lead sheddase inhibitor in Phase Ib/IIa clinical trials; (2) our lead 11ßHSD1 inhibitor compound in Phase I clinical trials; and (3) our lead CCR5 antagonist compound in Phase IIa clinical trials. Our other drug candidates are still undergoing preclinical testing. We have also licensed to Pfizer our lead CCR2 antagonist; further clinical development of this compound, which was in Phase IIa clinical trials at the time of licensing, is under Pfizer’s control. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

We may not be able to obtain sufficient quantities of our new drug products if our designated manufacturers do not have the capacity or capability to manufacture our products according to our schedule and specifications. Also, raw materials that may be required to manufacture any products we develop may only be available from a limited number of suppliers. If we have promised delivery of a new product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs would be delayed, and we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity. This expense would adversely affect our operating results. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The manufacturers we choose may not perform as agreed or may terminate their agreements with us. Foreign manufacturing approval processes typically include all of the risks associated with the FDA approval process for manufacturing and may also include additional risks.

We may incur additional expense in order to market our drug products.

We do not have experience marketing drug products. If the FDA grants regulatory approval to one or more of our drug candidates, we would have to employ additional personnel or engage another party to market our drug products, which would be an additional expense to us.

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

The clinical trials and marketing of medical products that are intended for human use entails an inherent risk of product liability. If any product that we or any of our collaborators or licensees develops causes or is alleged to cause injury or is found to be unsuitable during clinical trials, manufacturing or sale, we may be held liable. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities, including substantial damages to be paid to the plaintiffs and legal costs, or we may be required to limit commercialization of our products. Our product liability insurance policy that provides coverage for liabilities arising from our clinical trials may not fully cover our potential liabilities. In addition, we may determine that we should increase our coverage upon the undertaking of new clinical trials, and this insurance may be prohibitively expensive to us or our collaborators or licensees and may not fully cover our potential liabilities. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with our collaborators. Additionally, any product liability lawsuit could cause injury to our reputation, recall of products, participants to withdraw from clinical trials, and potential collaborators or licensees to seek other partners, any of which could impact our results of operations.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2006. Because of those losses, we had an accumulated deficit of $893.0 million as of September 30, 2006. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2006 and in future periods as well.

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

As of September 30, 2006, the aggregate principal amount of total consolidated debt was $503.4 million and our stockholders’ deficit was $66.2 million. The indentures pursuant to which our outstanding convertible subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations.  We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible senior notes and convertible subordinated notes.  As of September 30, 2006, $151.8 million aggregate principal amount of our 3 1/2% Senior Notes was outstanding.  Our annual interest payments, beginning in 2007, for the 3 1/2% Senior Notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.3 million, and an additional $0.7 million in interest is payable in 2011.  As of September 30, 2006, $91.6 million aggregate principal amount of our 5.5% Notes was outstanding which was subsequently redeemed in October 2006.  As of September 30, 2006, $250.0 million aggregate principal amount of our 3 1/2% Subordinated Notes was outstanding.  Our annual interest payments for the 3 1/2% Subordinated Notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011.  As of September 30, 2006, we also had outstanding the $10.0 million aggregate principal amount of the Pfizer Note, which is due in 2013 but does not bear interest.  If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

RISKS RELATING TO INTELLECTUAL PROPERTY AND LEGAL MATTERS

If we are subject to arbitration, litigation and infringement claims, they could be costly and disrupt our drug discovery and development efforts.

The technology that we use to make and develop our drug products, the technology that we incorporate in our products, and the products we are developing may be subject to claims that they infringe the patents or proprietary rights of others. The success of our drug discovery and development efforts will also depend on our ability to develop new compounds, drugs and technologies without infringing or misappropriating the proprietary rights of others. We are aware of patents and patent applications filed in certain countries claiming certain intellectual property relating to certain drug discovery targets such as CCR5. While the validity of issued patents, patentability of pending patent applications and applicability of any of them to our programs are uncertain, if any of these patents are asserted against us, our ability to commercialize our products could be harmed.

From time to time we may receive notices from third parties offering licenses to technology or alleging patent, trademark, or copyright infringement, claims regarding trade secrets or other contract claims. Receipt of these notices could result in significant costs as a result of the diversion of the attention of management from our drug discovery and development efforts. No third party has a current filed patent lawsuit or arbitration against us. If a successful claim were brought against us, we would have to attempt to license the technology from the claimant or to spend time and money to design around the technology. Any such license of the technology may not be available at reasonable terms, or at all.

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

Additionally, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a drug compound in-licensed to us or subject to a collaboration with a third party, the protection of the intellectual property rights may not be in our hands. If we do not control the intellectual property rights in-licensed to us with respect to a compound and the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize the in-licensed compound.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

(c) On September 26, 2006, we notified the record holders of our 5.5% Notes that we intended to redeem the entire outstanding principal amount of the 5.5% Notes on October 16, 2006 for approximately $92.7 million, an amount equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date.  The redemption was consummated on October 16, 2006.

Item 6.                          Exhibits

Exhibit Number	Description of Document

4.1

Indenture related to the 3½% Convertible Senior Notes due 2011, dated as of September 26, 2006, between Incyte Corporation and U.S. Bank National Association, as trustee (including form of 3½% Convertible Senior Note due 2011) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 28, 2006)

4.2

Registration Rights Agreement, dated as of September 26, 2006, by and between the Company and Piper Jaffray & Co. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed September 28, 2006)

10.1#

1997 Employee Stock Purchase Plan of Incyte Corporation, as amended and restated September 15, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 19, 2006)

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

INCYTE CORPORATION

Dated:	November 2, 2006	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 2, 2006	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

4.1

Indenture related to the 3½% Convertible Senior Notes due 2011, dated as of September 26, 2006, between Incyte Corporation and U.S. Bank National Association, as trustee (including form of 3½% Convertible Senior Note due 2011) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 28, 2006)

4.2

Registration Rights Agreement, dated as of September 26, 2006, by and between the Company and Piper Jaffray & Co. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed September 28, 2006)

10.1#

1997 Employee Stock Purchase Plan of Incyte Corporation, as amended and restated September 15, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 19, 2006)

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