Form 10-K
period 2006-12-31
INCYTE CORP
filed 2007-02-28
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-27488

INCYTE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3136539
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Experimental Station, Route 141 & Henry Clay Road, Building E336, Wilmington, DE 19880	(302) 498-6700
(Address of principal executives offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.001 per share	The NASDAQ Stock Market LLC
Series A Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

Large accelerated filer ☐              Accelerated filer ☒              Non accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on the Nasdaq Global Market on June 30, 2006) was approximately $278.6 million.

As of February 23, 2007 there were 83,984,758 shares of Common Stock, $.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2007 Annual Meeting of Stockholders to be held on May 22, 2007.

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

•       the expected timing, progress, results and other information regarding our Investigational New Drug applications, preclinical testing, clinical trials and drug development programs;

•       conducting clinical trials internally, with collaborators, or with contract research organizations;

•       our collaboration and strategic alliance efforts; anticipated benefits and disadvantages of entering into collaboration agreements;

•       our licensing and investment strategies;

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

•       the receipt from or payments to collaborators resulting from milestones or royalties; the decrease in revenues from our information product-related activities;

•       plans to develop and commercialize products on our own;

•       the relative priority of clinical testing of our compounds;

•       expected expenses and expenditure levels; expected uses of cash; expected revenues, sources of revenues;

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

•       adequacy of our product liability insurance; and

•       our indebtedness, including any plans to restructure some or all of our outstanding convertible notes.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

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

Overview

Incyte is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a pipeline with programs in human immunodeficiency virus (HIV), diabetes, oncology and inflammation.

Thus far in our drug discovery and development activities, which began in early 2002, we have taken five internally developed compounds into clinical development, and have progressed four of these compounds into Phase II clinical trials. Of the four compounds progressed into Phase II clinical trials, the first was from our CCR2 program for inflammatory diseases, which is now the basis of a broad collaboration with Pfizer Inc. (“Pfizer”) established in January 2006, the second is our sheddase inhibitor from our most advanced oncology program, the third is our lead CCR5 antagonist for HIV and the fourth is our lead 11-beta hydroxysteroid dehydrogenase type 1, more commonly called 11βHSD1, inhibitor for type 2 diabetes.

Incyte’s wholly-owned pipeline includes the following compounds:

Drug Target	Indication	Development Status
HIV
CCR5 Antagonists
INCB9471	HIV	Phase IIa
INCB15050	HIV	Phase I
DIABETES
11ßHSD1 Inhibitor
INCB13739	Diabetes	Phase IIa
ONCOLOGY
Sheddase Inhibitor
INCB7839	Solid Tumors	Phase IIa
JAK Inhibitor	Myeloproliferative disorders and cancer	Preclinical
INFLAMMATION
CCR2 Antagonists
INCB8696	Multiple Sclerosis	IND filed
	Lupus Nephritis	Preclinical
JAK Inhibitor	Inflammation	Preclinical

In April 2006, we announced that we were discontinuing the development of dexelvucitabine or DFC (formerly known as Reverset), a nucleoside analog reverse transcriptase inhibitor that we in-licensed from Pharmasset, Inc. At the time, this compound was in Phase IIb development as a treatment for HIV.

During 2006, we filed four Investigational New Drug applications (INDs):

•       one for our lead CCR5 compound that is now in Phase IIa clinical trials;

•       a second for our lead 11βHSD1 inhibitor for type 2 diabetes that is also in Phase IIa clinical trials;

•       a third for a follow-on CCR5 antagonist that is in Phase I development; and

•       a fourth for a CCR2 antagonist for multiple sclerosis.

We expect to file additional INDs in the first half of 2007 for a new program targeting Janus-associated kinases (JAK). We believe our orally available JAK inhibitors have potential in chronic inflammatory conditions, myeloproliferative disorders and certain cancers.

Our productivity in drug discovery is primarily a result of our core competency in medicinal chemistry, integrated with and supported by an experienced team of biologists with expertise in multiple therapeutic areas. As a number of our compounds have progressed into clinical development, we have also built a clinical development and regulatory team. This team utilizes clinical research organizations (CROs), expert scientific advisory boards and leading consultants in relevant therapeutic areas with a view toward ensuring that we conduct our clinical trials as efficiently and effectively as possible while maintaining strategic control of the design and management of our programs.

Incyte’s Approach to Drug Discovery and Development

To succeed in our objective to create a pipeline of novel, orally available drugs that address serious unmet medical needs, we have established a broad range of discovery capabilities in-house, including target validation, high-throughput screening, medicinal chemistry, computational chemistry, and pharmacological and ADME (absorption, distribution, metabolism and excretion) assessment. We augment these capabilities through collaborations with academic and contract laboratory resources with relevant expertise.

We select drug targets with strong preclinical or clinical validation in areas where we have the potential to generate either first-in-class molecules or compounds that are highly differentiated from existing treatments.

Our chemistry and biology efforts are highly integrated and are characterized by the rapid generation of relevant data on a broad and diverse range of compounds for each therapeutic target we pursue. This process allows our scientists to better understand, in real time, the potency and selectivity of the compounds, how they are likely to be absorbed and eliminated in the body, and to assess the potential safety of the compounds. We believe that this approach, along with stringent criteria for the selection of clinical candidates, will help us to select appropriate candidates for clinical development.

Given our chemistry-driven discovery process, our pipeline has grown to encompass multiple therapeutic areas: HIV, diabetes, oncology and inflammation. While our productivity has created a diverse pipeline, we conduct a limited number of discovery programs in parallel at any one time. This focus allows us to allocate resources to our selected programs at a level that we believe is competitive with much larger pharmaceutical companies. We believe this level of resource allocation, applied to the discovery process outlined above, has been critical to our success in our current programs, and that it remains a meaningful competitive advantage.

In all of our programs we strive to generate a diverse and broad range of proprietary compounds which we believe enhances the overall probability of success for our programs and creates the potential for multiple products.

Once our compounds reach clinical development, our objective, whenever possible, is to rapidly progress the lead candidate into a proof-of-concept clinical trial prior to initiating larger definitive

Phase IIb clinical trials to quickly assess the therapeutic potential of the clinical candidate itself and its underlying mechanism.

Incyte’s Clinical Development and Regulatory Team

Our clinical development and regulatory team is responsible for ensuring that our clinical candidates are expeditiously progressed from preclinical development and IND-enabling studies into Phase I and Phase II development. Our internal multi-disciplinary project teams work with experienced external CROs with expertise in managing clinical trials, process chemistry, product formulation and manufacturing to support our development efforts. Thus far while at Incyte, this team has filed six INDs and advanced five compounds into clinical development.

Commercial Strategy

We intend to develop and commercialize some of our compounds on our own in selected markets where a company of our size can compete effectively, such as HIV, oncology, and certain inflammatory conditions. For programs that target large primary care indications such as diabetes and/or require lengthy and expensive clinical development plans, we may seek to form strategic alliances as we did with Pfizer for our CCR2 antagonist program.

Collaborative Research and License Agreement with Pfizer

Effective in January 2006, we entered a collaborative research and license agreement with Pfizer for the pursuit of our CCR2 antagonist program. We received an upfront nonrefundable payment of $40.0 million in January 2006, $10.0 million was received through the purchase of a convertible subordinated note (the “Pfizer Note”) in February 2006 and we are eligible to receive additional future development and milestone payments of up to $743.0 million for the successful development and commercialization of CCR2 antagonists in multiple indications, as well as royalties on worldwide sales. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds, the most advanced of which was in Phase IIa clinical trials in rheumatoid arthritis and insulin-resistant obese patients at the time the agreement became effective in January 2006. Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and lupus nephritis and other autoimmune nephritides, for which we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on preclinical development candidates we select for pursuit in these indications.  At our option, prior to September 28, 2007, once we are able to initiate Phase I clinical trials of a CCR2 antagonist in a retained Incyte indication, Pfizer may purchase from us an additional $10.0 million convertible subordinated note.

Clinical Pipeline

Our pipeline includes compounds in various stages of development in the areas of HIV, diabetes, oncology and inflammation. The following summarizes the status of and rationale for our most advanced compounds.

CCR5 Antagonist Program for HIV

CCR5 is a major chemokine receptor that the HIV virus uses to enter CD4 cells, which are critical to the human immune system. CCR5 antagonists belong to a new, investigational class of antiretrovirals known as HIV entry inhibitors. This new class includes various experimental compounds designed to block cell surface receptors, such as CCR5 or CXCR4, as well as other novel compounds that block HIV fusion with the cell surface. Entry inhibitors work by blocking HIV before the virus enters the cell and begins its replication process. In contrast, existing HIV drugs such as nucleoside or nucleotide reverse transcriptase inhibitors (NRTIs), non-nucleoside reverse transcriptase inhibitors (NNRTIs) and protease inhibitors work inside the cell and target the proteins, reverse transcriptases and proteases that are involved in the replication of the virus.

Our CCR5 antagonist program has yielded potent, selective, proprietary compounds with pharmacokinetic properties that have the potential to allow once-daily dosing without use of ritonavir boosting, a key distinction from other CCR5 antagonists in development. Ritonavir is a protease inhibitor that is often used in combination with other drugs to improve or ‘boost’ the bioavailability and cellular penetration of other drugs but which is associated with increased cardiovascular risk. This dosing profile is particularly attractive in patients who are in the earlier stages of disease, where CCR5 is most prevalent, where the majority of regimens are once-daily (which improves patient compliance), and where ritonavir, which increases the risk of cardiovascular disease, is less frequently used. Once-a-day dosing also offers the potential for the development of once-daily fixed dose combination formulations with other anti-HIV medications.

We have two CCR5 antagonists in development, INCB9471 and INCB15050. INCB9471 is the most advanced compound in this program and is currently being studied in a 14-day double-blind placebo-controlled Phase IIa proof-of-concept trial in HIV patients. We have seen preliminary positive results that suggest that INCB9471 may offer sustained inhibition of viral replication in patients who are intermittently non-compliant as compared to other CCR5 antagonists and other antiretroviral drugs that have shorter half-lives. Lack of adherence with drugs that have short half lives, less than 24 hours, can lead to insufficient drug levels, which reduces the effectiveness of the drug regimen and allows the virus to replicate.

Our follow-on CCR5 antagonist, INCB15050, is currently in Phase I development. While the initial results from the Phase I clinical trials suggest that INCB15050 also has the potential to be a potent once-a-day treatment, based on the positive preliminary Phase IIa clinical trial data that we have seen with the lead compound, INCB9471, we do not plan to advance INCB15050 beyond Phase I clinical trials at this time.

11βHSD1 Program for Type 2 Diabetes and Related Disorders

We have developed a broad chemically diverse series of novel proprietary oral inhibitors of 11ßHSD1, an enzyme that converts the biologically-inactive steroid cortisone into the potent biologically-active hormone cortisol. Cortisol acts as a functional antagonist of insulin action in multiple tissue types, including the liver, adipose, skeletal muscle, and pancreas. Inhibition of 11βHSD1 offers the potential to reduce insulin resistance and restore glycemic control in type 2 diabetes, and may also offer potential benefits in allied conditions such as dyslipidemia, atherosclerosis, and coronary heart disease.

We have completed single- and multiple-dose Phase I clinical trials in healthy volunteers with our lead 11ßHSD1 inhibitor compound, INCB13739. We have also obtained preliminary data from our first Phase IIa trial, in which a single dose of INCB13739 completely inhibited 11βHSD1 activity over a 24-hour period in both adipose tissue and liver of obese insulin-resistant subjects. The ability to fully inhibit 11βHSD1 in these tissues, which are major contributors to the body’s control of glucose metabolism, suggests that INCB13739 has the necessary properties to demonstrate the potential therapeutic effect of 11βHSD1 inhibition and support its continued development. A 28-day Phase IIa clinical trial of INCB13739 in type 2 diabetic patients is expected to begin in the first quarter of 2007.

CCR2 Receptor Antagonist Program for Inflammatory Diseases

Chemokines are proteins secreted at sites of injury or inflammation that attract and activate leukocytes, or white blood cells, such as monocytes. CCR2 is a key chemokine receptor found on monocytes that controls their migration into sites of inflammation. Once inside the monocytes differentiate into tissue scavenger cells known as macrophages. In their normal role, macrophages scavenge foreign organisms or injured tissues; however, excessive or inappropriately triggered macrophage activity results in the production of pro-inflammatory mediators that can cause damage to tissues and can lead to a chronic inflammatory response. There is substantial preclinical data from multiple academic centers suggesting that CCR2 antagonism could be of therapeutic benefit in multiple sclerosis (MS). Activated macrophages accumulate in MS lesions, where they are associated with and presumed to be required for the destruction of the myelin sheath, the protective coating around the nerves which disrupts nerve signaling and leads to loss of  muscle control, vision, balance and sensation. Blocking macrophage accumulation at these sites could thus lead to significant amelioration of this chronic and debilitating disease.

We established a collaborative research and license agreement with Pfizer in January 2006 in which Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. We retained rights to certain CCR2 antagonists for MS and lupus nephritis and other autoimmune nephritides.

We are pursuing MS first given the preclinical evidence suggesting that selective CCR2 antagonism has therapeutic potential in this disease. We have selected a lead clinical candidate, INCB8696, and filed the IND for this compound in December of 2006. We plan to initiate a Phase I clinical trial in healthy volunteers in the first half of 2007.

JAK 2 Program for Inflammatory Diseases, Myeloproliferative Disorders and Cancer

Our second inflammation program is directed toward inhibitors of a different target, JAK2. There are four JAK enzymes—JAK1, JAK2, JAK3 and TYK2. JAKs are required for the signaling triggered by a number of growth factors and pro-inflammatory cytokines, and excessive signaling through JAK-driven pathways is believed to play a critical role in the pathogenesis of multiple inflammatory diseases, myeloproliferative disorders, and certain cancers.

Recently presented clinical data from another company has demonstrated the efficacy of an oral JAK inhibitor in rheumatoid arthritis and psoriasis. While this compound was described as a moderately selective JAK3 inhibitor, we believe the efficacious doses of this JAK3 inhibitor also inhibited JAK2.

We have focused our efforts on JAK2 inhibitors because of the following observations:

•       Monoclonal antibodies that block the function of cytokines which signal through JAK2, but not JAK3, appear to be as efficacious as the aforementioned oral JAK3 inhibitor in rheumatoid arthritis and psoriasis.

•       To date, JAK3 inhibition has been demonstrated to suppress T-lymphocyte function. Beyond the risks inherent in immunosuppression, immunosuppressive drugs that impair T-lymphocyte function have only been modestly effective in rheumatoid arthritis.

•       A mutation in JAK2, V617F, is highly prevalent in myeloproliferative disorders, a cluster of diseases characterized by abnormal production of formed elements in the blood, which are associated with a significant risk of thrombosis and progress to life threatening conditions such as myelofibrosis and leukemia. The presence of this mutation in virtually all patients with polycythemia vera (>90%) as well as a significant proportion of patients with essential thrombocythemia (50%), and myeloid metaplasia (50%) suggests that blocking JAK2-driven proliferation may provide therapeutic benefit in myeloproliferative disorders.

For these reasons, we believe that JAK inhibitors that are more effective against JAK2 than JAK3 may achieve equivalent or possibly superior clinical efficacy to JAK3-focused agents in inflammatory diseases, with less potential for immunosuppression, and that JAK2 inhibitors may also be of value in the treatment of myeloproliferative disorders and certain cancers.

Our JAK2 program includes multiple potent and orally bioavailable JAK2 inhibitors from multiple distinct chemical scaffolds which may have therapeutic potential as treatments for chronic inflammatory conditions, myeloproliferative disorders, and certain cancers. A number of these compounds are expected to enter clinical trials beginning in the first half of 2007.

Sheddase Inhibitor Program for Solid Tumors

As the fundamental biology of cancer has been explored at the molecular level, new therapeutics are emerging that distinguish themselves from the classic, relatively non-selective, cytotoxic agents. These new therapeutics are targeted specifically to pathways or proteins that are more critical for the growth of tumor cells than for the growth of normal cells, thereby having the potential to provide a greater therapeutic benefit, both when used alone and in combination with cytotoxic agents. Currently available therapeutics of this type have been shown to be effective in the treatment of certain important tumor types.

The signaling pathways that utilize the receptors and ligands of the epidermal growth factor receptor (EGFR) family play a key role in the growth and survival of multiple tumor types, including breast, colorectal, and non-small cell lung cancers. The EGFR, or HER, signaling pathways consist of four known cellular receptors: HER1 (also known as EGFR), HER2, HER3, and HER4. Under normal conditions, these pathways are tightly regulated. However, in cancer, the pathways can become dysregulated and changes in the amount or the activity of HER family members, primarily HER1, HER2 and HER3, have been shown to impact the growth, proliferation, migration, and survival of cancer cells. Sheddase is an enzyme that is believed to activate all four EGFR pathways.

Currently approved therapies target one or more of the EGFR pathways. However these currently available therapeutics may not block all EGFR family-mediated signaling, even in the tumor types in which they are approved. In contrast, we believe our sheddase inhibitor targets all four EGFR signaling pathways and may provide meaningful advantages over therapies that target one or two.

We have identified novel, potent, and orally available small-molecule inhibitors of sheddase that, in preclinical models, show efficacy as single agents and show synergy with other targeted therapeutic agents and with cytotoxics. We have completed single and multiple dose Phase I clinical trials in healthy volunteers with the lead compound from this program, INCB7839, and we have initiated a Phase Ib/IIa dose-ranging trial in refractory cancer patients with solid tumors such as breast, non-small cell lung, prostate, colorectal and head and neck cancer. In this trial, we are seeking to establish the maximum tolerated dose of the compound and select a dose for advancing INCB7839 into Phase II trials in breast cancer and possibly one other solid tumor type.

Preclinical Programs

We have a number of early discovery programs at various stages of preclinical testing. We do not typically disclose these programs and/or targets until we have successfully completed preclinical toxicology tests with the lead clinical candidate.

Patents and Other Intellectual Property

We regard the protection of patents and other enforceable intellectual property rights that we own or license as critical to our business and competitive position. Accordingly, we rely on patent, trade secret and copyright law, as well as nondisclosure and other contractual arrangements, to protect our intellectual property. We have established a patent portfolio of owned or in-licensed patents and patent applications that cover aspects of all our drug candidates, as well as other patents and patent applications that relate to full-length genes and genomics-related technologies obtained as a result of our past high-throughput gene sequencing efforts. The patents and patent applications relating to our drug candidates generally include claims directed to the drug candidates, methods of using the drug candidates, formulations of the drug candidates, and methods of manufacturing the drug candidates. Our policy is to pursue patent applications on inventions and discoveries we believe that are commercially important to the development and growth of our business.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

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

We may seek to license rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, license fees, milestone payments and royalties on sales of future products.

Although we believe our rights under patents and patent applications provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may not be able to develop patentable products or processes, and may not be able to obtain patents in the United States or elsewhere from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be valid or enforceable or may not be sufficient to protect the technology owned by or licensed to us or provide us with a competitive advantage. Any patent or other intellectual property rights that we own or obtain may be circumvented, challenged or invalidated by our competitors. Others may have patents that relate to our business or technology and that may prevent us from marketing our product candidates unless we are able to obtain a license to those patents. In addition, litigation or other proceedings may be necessary to defend against claims of infringement, to enforce patents, to protect our other intellectual property rights, to determine the scope and validity of the proprietary rights of third parties or to defend ourselves in patent or other intellectual property right suits brought by third parties. We could incur substantial costs in such litigation or other proceedings. An adverse outcome in any such litigation or proceeding could subject us to significant liability.

With respect to proprietary information that is not patentable, and for inventions for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. While we require all employees, consultants and potential business partners to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

In a number of countries, including in particular, developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs available at a low cost. In some cases, governmental authorities have indicated that where pharmaceutical companies do not do so, their patents might not be enforceable to prevent generic competition. Some major pharmaceutical companies have greatly reduced prices for HIV drugs in certain developing countries. If certain countries do not permit enforcement of any of our patents, sales of our products in those countries, and in other countries by importation from low-price countries, could be reduced by generic competition or by parallel importation of our product. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products in those countries, thereby reducing our product sales, or we could respond to governmental concerns by reducing prices for our products. In all of these situations, our results of operations could be adversely affected.

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

Even after initial FDA approval has been obtained, further studies, including post-approval trials, may be required to provide additional data on safety and will be required to gain approval for the sale of a product as a treatment for clinical indications other than those for which the product was initially tested and approved. Also, the FDA will require post-approval reporting to monitor the side effects of the drug. Results of post-approval programs may limit or expand the indications for which the drug product may be marketed. Further, if there are any requests for modifications to the initial FDA approval for the drug, including changes in indication, manufacturing process, labeling or manufacturing facilities, a supplemental NDA may be required to be submitted to the FDA.

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

Incyte’s Transition into Small-Molecule Drug Discovery and Development

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

Research and Development

Since our inception, we have made substantial investments in research and technology development. During 2006, 2005 and 2004, we incurred research and development expenses of $87.6 million, $95.6 million and $88.3 million, respectively.

Human Resources

As of December 31, 2006, we had 186 employees, including 152 in research and development and 34 in finance, operations support and administrative positions. Of these employees, 116 employees have advanced technical degrees including 7 MD’s and 65 Ph.D’s. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Available Information

We were incorporated in Delaware in 1991 and our website is located at www.incyte.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

We are currently engaged in a number of different approaches to discover and develop novel drug candidates. Our drug candidates in clinical trials are in early Phase I and Phase IIa trials for indications in HIV, diabetes and oncology. Our other earlier stage internal drug discovery programs are focused on compounds with potential applications in myeloproliferative disorders, oncology and inflammation. We have also licensed to Pfizer our lead CCR2 antagonist, which was in Phase IIa clinical trials at the time of licensing to Pfizer. We have no control over the further clinical development of any compounds we licensed to Pfizer. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates.

The success of our drug discovery and development efforts may depend on our ability to find suitable collaborators to fully exploit our capabilities. If we are unable to establish collaborations or if these future collaborations are unsuccessful, our research and development efforts may be unsuccessful, which could adversely affect our results of operations and financial condition.

An important element of our business strategy will be to enter into collaborative or license arrangements with other parties, such as our collaboration with Pfizer, under which we license our drug candidates to those parties for development and commercialization. We expect that while we plan to conduct initial clinical trials on our drug candidates, we may need to seek collaborators for our drug candidates such as our chemokine receptor antagonists because of the expense, effort and expertise required to continue additional clinical trials and further develop those drug candidates. We may also seek collaborators for our drug candidates that target large primary care indications such as diabetes because of the expense involved in further clinical development of these indications and in establishing a sales and marketing organization to address these indications. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug compounds that are desirable to other parties, or we may be unwilling to license a drug compound because the party interested in it is a competitor. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaborative agreements, we may not be able to develop and commercialize a drug product, which would adversely affect our business and our revenues.

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

Under our collaborative research and license agreement with Pfizer, Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides.

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

Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop. Our drug candidates in clinical trials are in early stage Phase I and Phase IIa trials. Our other drug candidates are still undergoing preclinical testing. We have also licensed to Pfizer our lead CCR2 antagonist; further clinical development of this compound, which was in Phase IIa clinical trials at the time of licensing, is under Pfizer’s control. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

We may not be able to obtain sufficient quantities of our new drug products if our designated manufacturers do not have the capacity or capability to manufacture our products according to our schedule and specifications. Also, raw materials that may be required to manufacture any products we develop may only be available from a limited number of suppliers. If we have promised delivery of a new product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs would be delayed, and we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity. This expense would adversely affect our operating results. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.  We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. Foreign manufacturing approval processes typically include all of the risks associated with the FDA approval process for manufacturing and may also include additional risks.

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

We have a limited number of drug candidates in early stage Phase I and Phase IIa clinical trials. We have also licensed to Pfizer our lead CCR2 antagonist, which was in Phase IIa clinical trials at the time of licensing. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. We discontinued development of DFC in April 2006 for safety reasons. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition. Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur. At this point, the regulatory agencies may require additional clinical trials or testing. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive and third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2006. Because of those losses, we had an accumulated deficit of $913.5 million as of December 31, 2006. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2007 and in future periods as well.

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

Our current revenues are derived from collaborations and from licensing our intellectual property. If we are unable to achieve milestones, develop products or renew or enter into new collaborations, our revenues may decrease, and future milestone and royalty payments from our gene and genomics-related intellectual property may not contribute significantly to revenues for several years, and may never result in revenues.

We derived substantially all of our revenues for the year ended December 31, 2006 from our collaborative research and license agreement with Pfizer and from licensing our intellectual property to others. We may be unable to enter into additional collaborative agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under our collaborative agreements. Part of our prior strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

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

As of December 31, 2006, the aggregate principal amount of total consolidated debt was $411.8 million and our stockholders’ deficit was $84.9 million. The indentures pursuant to which our outstanding convertible senior and subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible senior notes and convertible subordinated notes. As of December 31, 2006, $151.8 million aggregate principal amount of our 3½% convertible senior notes due 2011 was outstanding. Our annual interest payments, beginning in 2007, for the 3½%  convertible senior notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.3 million, and an additional $2.7 million in interest is payable in 2011. As of December 31, 2006, $250.0 million aggregate principal amount of our 3½% convertible subordinated notes due 2011 was outstanding. Our annual interest payments for the 3½% convertible subordinated notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011. As of December 31, 2006, we also had outstanding the $10.0 million aggregate principal amount of the convertible subordinated note held by Pfizer, which is due in 2013 but does not bear interest. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties

Our corporate headquarters is in Wilmington, Delaware, which is where our drug discovery and development operations are also located. These facilities are leased to us until September 2008, and we have options to renew our lease until September 2010. We believe that these facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required. In addition to this lease, we had lease agreements as of December 31, 2006 for facilities that were closed as a part of the restructurings of our genomic information business in Palo Alto and San Diego, California. As of December 31, 2006, we had multiple sublease and lease agreements covering approximately 271,000 square feet that expire on various dates ranging from June 2007 to March 2011. Of the approximately 271,000 square feet leased, approximately 174,000 square feet of this space has been vacated by us and is currently subleased to others.

Item 3.                        Legal Proceedings

We are not currently a party to any material legal proceedings. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

Our executive officers are as follows:

Paul A. Friedman, M.D., age 64, joined Incyte as the Chief Executive Officer and a Director in November 2001. Dr. Friedman also serves as our President. From 1998 until October 2001, Dr. Friedman served as President of DuPont Pharmaceuticals Research Laboratories, a wholly owned subsidiary of DuPont Pharmaceuticals Company (formerly The DuPont Merck Pharmaceutical Company), from 1994 to 1998 he served as President of Research and Development of The DuPont Merck Pharmaceutical Company, and from 1991 to 1994 he served as Senior Vice President at Merck Research Laboratories. Prior to his work at Merck and DuPont, Dr. Friedman was an Associate Professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a Diplomat of the American Board of Internal Medicine and a Member of the American Society of Clinical Investigation. He received his A.B. in Biology from Princeton University and his M.D. from Harvard Medical School. Dr. Friedman is also a director of Bausch & Lomb Incorporated.

David C. Hastings, age 45, has served as Executive Vice President and Chief Financial Officer since October 2003. From February 2000 to September 2003, Mr. Hastings served as Vice President, Chief Financial Officer, and Treasurer of ArQule, Inc. Prior to his employment with ArQule, Mr. Hastings was Vice President and Corporate Controller at Genzyme, Inc., where he was responsible for the management of the finance department. Prior to his employment with Genzyme, Mr. Hastings was the Director of Finance at Sepracor, Inc., where he was primarily responsible for Sepracor’s internal and external reporting. Mr. Hastings is a Certified Public Accountant and received his B.A. in Economics at the University of Vermont.

John A. Keller, Ph.D., age 42, has served as Executive Vice President and Chief Business Officer since September 2003. From January 2001 to September 2003, Dr. Keller served as Vice President, Business Development at GlaxoSmithKline. From February 1987 to January 2001, Dr. Keller held a range of positions at SmithKline Beckman and SmithKline Beecham, in areas encompassing discovery research, project management, R&D strategy, alliance management and business development. Dr. Keller received his B.A. from Johns Hopkins University and his Ph.D. in Microbiology from Rutgers University.

Brian W. Metcalf, Ph.D., age 61, has served as Executive Vice President and Chief Drug Discovery Scientist since February 2002. From March 2000 to February 2002, Dr. Metcalf served as Senior Vice President and Chief Scientific Officer of Kosan Biosciences Incorporated. From December 1983 to March 2000, Dr. Metcalf held a number of executive management positions with SmithKline Beecham, most recently as Senior Vice President, Discovery Chemistry and Platform Technologies. Prior to joining SmithKline Beecham, Dr. Metcalf held positions with Merrell Research Center from 1973 to 1983. Dr. Metcalf received his B.S. and Ph.D. in Organic Chemistry from the University of Western Australia.

Patricia A. Schreck, age 53, joined Incyte as Executive Vice President and General Counsel in December 2003. Prior to joining Incyte, Ms. Schreck was Chief Patent Counsel at Elan Drug Delivery, Inc. Previously, she served as General Counsel for Genomics Collaborative, Inc. and diaDexus, Inc. (a SmithKline Beecham & Incyte joint venture). From 1992 through 1998, Ms. Schreck held a variety of senior patent and corporate legal positions at SmithKline Beecham. Ms. Schreck holds a B.A. in Chemistry and Biology from the University of Colorado and a J.D. from Villanova University School of Law. Ms. Schreck is admitted to practice before the United States Patent bar.

Paula Swain, age 49, has served as Executive Vice President, Human Resources, of Incyte since August 2002 and joined the company as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol Meyers Squibb from October 2001 to January 2002, after they acquired DuPont Pharmaceuticals Company. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock, par value $.001, is traded on the Nasdaq Global Market (“Nasdaq”) under the symbol “INCY.”  The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on Nasdaq as reported in its consolidated transaction reporting system.

	High	Low
2005
First Quarter	$10.11	$6.52
Second Quarter	8.50	6.43
Third Quarter	9.10	3.88
Fourth Quarter	6.65	4.13
2006
First Quarter	$6.25	$5.01
Second Quarter	4.62	3.51
Third Quarter	5.20	3.85
Fourth Quarter	6.10	4.12

As of December 31, 2006, our Common Stock was held by 337 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data(1):
Revenues:
Contract revenues(2)	$24,226	$—	$—	$—	$—
License and royalty revenues	3,417	7,846	14,146	41,197	95,473
Total revenues	27,643	7,846	14,146	41,197	95,473
Costs and expenses:
Research and development	87,596	95,618	88,271	111,404	145,308
Selling, general and administrative	14,027	11,656	20,551	29,370	45,148
Loss on sale of assets	—	—	—	—	313
Purchased in-process research and development	—	—	—	33,952	—
Other expenses(3)	2,884	1,356	54,177	15,823	37,331
Total costs and expenses	104,507	108,630	162,999	190,549	228,100
Loss from operations	(76,864)	(100,784)	(148,853)	(149,352)	(132,627)
Interest and other income (expense), net	20,679	12,527	3,563	(7,988)	9,417
Interest expense	(17,911)	(16,052)	(17,241)	(9,561)	(9,797)
Gain (loss) on certain derivative financial instruments	—	(106)	(454)	151	(1,782)
Gain (loss) on redemption/repurchase of convertible subordinated notes	(70)	506	(226)	706	1,937
Loss from continuing operations before income taxes	(74,166)	(103,909)	(163,211)	(166,044)	(132,852)
Provision (benefit) for income taxes	—	(552)	453	342	945
Loss from continuing operations	(74,166)	(103,357)	(163,664)	(166,386)	(133,797)
Gain (loss) from discontinued operation, net of tax	—	314	(1,153)	(77)	(3,088)
Net loss	$(74,166)	$(103,043)	$(164,817)	$(166,463)	$(136,885)
Basic and diluted per share data
Continuing operations	$(0.89)	$(1.24)	$(2.19)	$(2.33)	$(1.98)
Discontinued operation	—	—	(0.02)	—	(0.05)
	$(0.89)	$(1.24)	$(2.21)	$(2.33)	$(2.03)
Number of shares used in computation of basic and diluted per share data	83,799	83,321	74,555	71,369	67,403

(1)          In December 2004, we entered into an agreement to sell certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts, which transaction subsequently closed in January 2005.  Fiscal years 2002 through 2004 have been restated to present the operations of our Proteome facility as a discontinued operation.

(2)          2006 contract revenues relate to our collaborative research and license agreement with Pfizer Inc.

(3)          2006 charges relate to restructuring charges and $3.4 million paid to Invitrogen as a settlement fee. 2005 charges relate to restructuring charges. 2004 and 2003 charges relate to restructuring charges and impairment of a long-lived asset. 2002 charges relate to restructuring charges.

	December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term and long-term marketable securities	$329,810	$344,971	$469,764	$293,807	$429,018
Working capital	278,421	326,119	449,832	268,937	394,854
Total assets	353,603	374,108	516,919	379,545	552,139
Convertible senior notes	113,981	—	—	—	—
Convertible subordinated notes	257,122	341,862	378,766	167,786	172,036
Stockholders’ equity (deficit)	(84,908)	(19,397)	78,517	154,333	302,410

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Overview

Incyte is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a pipeline with programs in human immunodeficiency virus (HIV), diabetes, oncology and inflammation.

Thus far in our drug discovery and development activities, which began in early 2002, we have taken five internally developed compounds into clinical development, and have progressed four of these compounds into Phase II clinical trials. Of the four compounds progressed into Phase II clinical trials, the first was from our CCR2 program for inflammatory diseases, which is now the basis of a broad collaboration with Pfizer Inc. (“Pfizer”) established in January 2006, the second is our sheddase inhibitor from our most advanced oncology program, the third is our lead CCR5 antagonist for HIV and the fourth is our lead 11-beta hydroxysteroid dehydrogenase type 1, more commonly called 11βHSD1, inhibitor for type 2 diabetes.

Incyte’s wholly-owned pipeline includes the following compounds:

Drug Target	Indication	Development Status
HIV
CCR5 Antagonists
INCB9471	HIV	Phase IIa
INCB15050	HIV	Phase I
DIABETES
11ßHSD1 Inhibitor
INCB13739	Diabetes	Phase IIa
ONCOLOGY
Sheddase Inhibitor
INCB7839	Solid Tumors	Phase IIa
JAK Inhibitor	Myeloproliferative disorders and cancer	Preclinical
INFLAMMATION
CCR2 Antagonists
INCB8696	Multiple Sclerosis	IND filed
	Lupus Nephritis	Preclinical
JAK Inhibitor	Inflammation	Preclinical

In April 2006, we announced that we were discontinuing the development of dexelvucitabine or DFC (formerly known as Reverset), a nucleoside analog reverse transcriptase inhibitor that we in-licensed from Pharmasset, Inc. At the time, this compound was in Phase IIb development as a treatment for HIV.

During 2006, we filed four Investigational New Drug applications (INDs):

•       one for our lead CCR5 compound that is now in Phase IIa clinical trials;

•       a second for our lead 11βHSD1 inhibitor for type 2 diabetes that is also in Phase IIa clinical trials;

•       a third for a follow-on CCR5 antagonist that is in Phase I development; and

•       a fourth for a CCR2 antagonist for multiple sclerosis.

We expect to file additional INDs in the first half of 2007 for a new program targeting Janus-associated kinases (JAK). We believe our orally available JAK inhibitors have potential in chronic inflammatory conditions, myeloproliferative disorders and certain cancers.

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

Collaborative Research and License Agreement with Pfizer

Effective in January 2006, we entered a collaborative research and license agreement with Pfizer for the pursuit of our CCR2 antagonist program. We received an upfront nonrefundable payment of $40.0 million in January 2006, $10.0 million was received through the purchase of a convertible subordinated note (the “Pfizer Note”) in February 2006 and we are eligible to receive additional future development and milestone payments of up to $743.0 million for the successful development and commercialization of CCR2 antagonists in multiple indications, as well as royalties on worldwide sales. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds, the most advanced of which was in Phase IIa clinical trials in rheumatoid arthritis and insulin-resistant obese patients at the time the agreement became effective in January 2006. Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and lupus nephritis and other autoimmune nephritides, for which we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on preclinical development candidates we select for pursuit in these indications. At our option, prior to September 28, 2007, once we are able to initiate Phase I clinical trials of a CCR2 antagonist in a retained Incyte indication, Pfizer may purchase from us an additional $10.0 million convertible subordinated note.

Restructuring Programs

In February 2004, we made the decision to discontinue further development of the information products, close our Palo Alto headquarters and focus solely on the discovery and development of novel drugs. We recorded $42.1 million in restructuring charges in 2004, including charges related to the closure of our facilities, prior tenant improvements and equipment, a workforce reduction and other items. The restructuring charge originally included the present value of future lease obligations for two facilities. In the fourth quarter of 2004, we made a lease termination payment to satisfy our remaining lease obligation with respect to one of the facilities. The lease obligation for the second facility extends through March 2011. As a result of the long term nature of the remaining lease obligation, we will be recording a charge each period through the March 2011 termination date of the lease related to increases in the fair value of the lease obligations in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which total approximately $1.4 million at December 31, 2006. The cash impact in 2006 from restructuring related charges was $6.1 million.

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

Under agreements involving multiple products, services and/or rights to use assets, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement.

In connection with our collaborative research and license agreement with Pfizer, we received an upfront non-refundable payment of $40.0 million in January 2006. The $40.0 million upfront fee was recorded as deferred revenue and is being recognized on a straight-line basis over two years, our estimated performance period under the agreement. Pfizer also purchased the Pfizer Note for $10.0 million from us in February 2006. As the Pfizer Note is non-interest bearing, it has been discounted to its net present value. The difference between the cash received and the present value of the Pfizer Note in the amount of $3.2 million represents additional consideration from Pfizer under the agreement. We have accounted for this additional consideration as deferred revenue and will recognize it over two years, our estimated performance period under the agreement. We recognize contract revenues in connection with research services provided to Pfizer as earned.  Future development and milestone payments will be recognized as earned.

Research and Development Costs.   In accordance with Statement of Financial Accounting Standards No. 2 (“SFAS 2”), Accounting for Research and Development Costs , it is our policy to expense research and development costs as incurred. We often contract with clinical research organizations (“CROs”) to facilitate, coordinate and perform agreed upon research and development of a new drug. To ensure that research and development costs are expensed as incurred, we record monthly accruals for clinical trials and preclinical testing costs based on the work performed under the contract.

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

Restructuring Charges.   Costs associated with restructuring activities initiated after December 31, 2002, are accounted for in accordance with FASB Statement No. 146,  Accounting for Costs Associated with Exit or Disposal Activities  (“SFAS 146”). Costs associated with restructuring activities initiated prior to December 31, 2002 have been recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3,  Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)  (“EITF 94-3”) and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges  (“SAB 100”). Restructuring costs resulting from the acquisition of Maxia Pharmaceuticals, Inc. (“Maxia”) have been recorded in accordance with EITF Issue No. 95-3 , Recognition of Liabilities in Connection with a Purchase Business Combination  (“EITF 95-3”). The restructuring charges are comprised primarily of costs to exit facilities, reduce our workforce, write-off fixed assets, and pay for outside services incurred in the restructuring. The workforce reduction charge is determined based on the estimated severance and fringe benefit charge for identified employees. In calculating the cost to exit the facilities, we estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, the amount, if any, of sublease receipts and real estate broker fees. This requires us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we perform an assessment of the affected facilities and consider the current market conditions for each site. We also estimate our credit adjusted risk free interest rate in order to discount our projected lease payments in accordance with SFAS 146. Estimates are also used in our calculation of the estimated realizable value on equipment that is being held for sale. These estimates are formed based on recent history of sales of similar equipment and market conditions. Our assumptions on either the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of fixed assets held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded.

At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. We periodically evaluate current available information and adjust our restructuring reserve as necessary. We also make adjustments related to accrued professional fees to adjust estimated amounts to actual. For the year ended December 31, 2006, such adjustments were made for the 2002 restructuring program, 2004 restructuring program, and the acquisition of Maxia.

Stock Compensation.   Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”),  Share-Based Payment, which revised Statement of Financial Accounting Standards 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a new and complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations. Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations. Prior to January 1, 2006, we had adopted the disclosure-only provisions under SFAS 123. Under the provisions of SFAS 123R, we recorded $8.9 million of stock compensation expense on our audited condensed consolidated statement of operations for the year ended December 31, 2006. As a result of adopting SFAS 123R, our net loss for the year ended December 31, 2006,  is $8.9 million higher than if we had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Basic and diluted net loss per share for the year ended December 31, 2006 are $0.11 higher than if we had continued to account for share-based compensation under APB Opinion No. 25. For the years ended December 31, 2005 and 2004 we recorded stock compensation expense of $0.2 million and $0.5 million, respectively on our audited condensed consolidated statement of operations related to restricted shares issued to our Chief Executive Officer.

Results of Operations

Years Ended December 31, 2006 and 2005

We recorded net losses from continuing operations for the years ended December 31, 2006 and 2005 of $74.2 million and $103.4 million, respectively. On a basic and diluted per share basis, net loss from continuing operations was $0.89 and $1.24 for the years ended December 31, 2006 and 2005, respectively.

Revenues

	For the Years Ended, December 31,
	2006	2005
	(in millions)
Contract revenues	$24.2	$—
License and royalty revenues	3.4	7.8
Total revenues	$27.6	$7.8

Our contract revenues were $24.2 million and $0.0 million in 2006 and 2005, respectively. Contract revenues were derived from recognition of revenue associated with the Pfizer $40.0 million upfront fee, recognition of revenue associated with the debt discount and beneficial conversion feature related to the Pfizer Note, and research services provided to Pfizer.

Our license and royalty revenues were $3.4 million and $7.8 million in 2006 and 2005, respectively. License and royalty revenues were derived from database subscriptions and licensing of our gene- and genomic-related intellectual property. The decrease in license and royalty revenues from 2005 to 2006 is attributable to our decision to discontinue offering information products. We expect that revenues generated from information products, including licensing of gene- and genomic-related intellectual property, will continue to decline as we focus on our drug discovery and development programs.

For the years ended December 31, 2006 and 2005 revenues from companies considered to be related parties, as defined by FASB Statement No. 57, Related Party Disclosures (“SFAS 57”) were $0.3 million and $0.0 million, respectively. Our related parties consist of companies in which members of our Board of Directors have invested, either directly or indirectly, or in which a member of our Board of Directors is an officer or holds a seat on the Board of Directors (other than an Incyte-held Board seat).

The above transactions were recorded at fair value in accordance with our revenue and expense recognition policies.

Operating Expenses

Research and development expenses

	For the Years Ended December 31,
	2006	2005
	($ in millions)
Salary and benefits related	$25.7	$26.0
Stock compensation	5.7	—
Collaboration and outside services	38.1	49.0
Occupancy and all other costs	18.1	20.6
Total research and development expenses	$87.6	$95.6

We currently track research and development costs by natural expense line and not costs by project. Stock compensation costs for the year ended December 31, 2006 was the result of our adoption of SFAS 123R which required the recognition of stock compensation expense in our consolidated statement of operations. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The decrease in collaboration and outside services from 2005 to 2006 is due primarily the result of decreased drug discovery and development costs due to our collaborative research and license agreement with Pfizer and the decision in April 2006 to discontinue the development of our DFC program. The decrease in occupancy and other costs from 2005 to 2006 was primarily the result of increased efficiency in our use of laboratory and reagent supplies.

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

Selling, general and administrative expenses

	For the Years Ended December 31,
	2006	2005
	($ in millions)
Salary and benefits related	$6.5	$6.9
Stock compensation	3.2	0.2
Other contract services and outside costs	4.3	4.6
Total selling, general and administrative expenses	$14.0	$11.7

Stock compensation costs for the year ended December 31, 2006 was the result of our adoption of SFAS 123R which required the recognition of stock compensation expense in our consolidated statement of operations. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation.

Other expenses.   Other expenses for the years ended December 31, 2006 and 2005 were $2.9 million and $1.4 million, respectively.  The increase from 2005 to 2006 is due primarily to the settlement agreement with Invitrogen related to our discontinued genomic information business which resulted in a $3.4 million charge recorded in other expenses. This settlement resolved all outstanding claims included in the litigation.

In 2006, we recorded $1.0 million of expense in connection with our 2004 restructuring program and $(1.5) million of benefit in connection with our 2002 restructuring program and a facility closed in connection with our acquisition of Maxia. In 2005, we recorded $1.0 million of expense in connection with our 2004 restructuring program and $0.4 million of expense in connection with our 2002 restructuring program and a facility closed in connection with our acquisition of Maxia.

Other income (expense)

Interest and other income (expense), net.   Interest and other income (expense), net, for the years ended December 31, 2006 and 2005 was $20.7 million and $12.5 million, respectively. The increase in 2006 from 2005 was primarily attributable to the $6.2 million realized gain recorded from the sale of our investment in a publicly-held company in March 2006 and due to higher interest rates in 2006 offset by an impairment charge of $1.3 million recorded in June 2006 to reduce the carrying value of our investment in a privately-held investee. In  2005 we realized a $2.8 million gain from the sale of securities of a strategic investee.

Interest expense.   Interest expense for the years ended December 31, 2006 and 2005 was $17.9 million and $16.1 million, respectively. The increase in 2006 from 2005 is primarily attributable to the accretion of $2.1 million of the discount related to the 3½% convertible senior notes due 2011 (the “3½% Senior Notes”) issued in September 2006.

Gain (loss) on redemption/repurchase of convertible subordinated notes.   In 2006 we redeemed $91.6 million principal amount and in 2005 we repurchased, on the open market, $36.5 million face value of our 5.5% convertible subordinated notes due 2007 (the “5.5% Notes”). The redemption and repurchase resulted in a gain (loss) of $(0.1) million and $0.5 million, respectively, for the years ended December 31, 2006 and 2005.

Provision (benefit) for income taxes.   Due to our net losses in 2006 and 2005, we had a minimal effective annual income tax rate. The benefit for income taxes for 2005 is primarily attributable to foreign withholding taxes.

Gain from discontinued operation.   The gain from discontinued operation of $0.3 million in 2005 represents the gain on sale of our Proteome facility based in Beverly, Massachusetts. In December 2004, we entered into an agreement to sell certain assets and liabilities related to our Proteome facility, which transaction subsequently closed in January 2005. The consolidated financial statements have been restated to present the operations of our Proteome facility as a discontinued operation for all periods presented.

Years Ended December 31, 2005 and 2004

We recorded net losses from continuing operations for the years ended December 31, 2005 and 2004 of $103.4 million and $163.7 million, respectively. On a basic and diluted per share basis, net loss from continuing operations was $1.24 and $2.19 for the years ended December 31, 2005 and 2004, respectively.

Revenues

	For the Years Ended, December 31,
	2005	2004
	(in millions)
License and royalty revenues	$7.8	$14.1

Our revenues of $7.8 million and $14.1 million in 2005 and 2004, respectively were derived primarily from information products, which included database subscriptions, licensing of our intellectual property, and partner programs. The decrease in revenues from 2004 to 2005 was due primarily to the 2004 closure of our Palo Alto, California facility and the decision to discontinue offering information products.

For the years ended December 31, 2005 and 2004 revenues from companies considered to be related parties, as defined by SFAS 57 were $0.0 million and $1.1 million.

Revenues received from agreements with customers in which we have an equity interest were $0.0 million and $1.1 million in 2005 and 2004, respectively.

Revenues recognized from transactions in which there was originally a concurrent commitment to purchase goods or services from the other party to the transaction for the years ended December 31, 2005 and 2004 were $0.0 million and $1.5 million, respectively. No new transactions in which we had a concurrent commitment to purchase goods or services from the other party to the transaction were entered into during the year ended December 31, 2005. Of commitments made in prior periods, we expensed $0.0 million and $7.5 million for the years ended December 31, 2005 and 2004, respectively.

The above transactions were recorded at fair value in accordance with our revenue and expense recognition policies.

Operating Expenses

Research and development expenses

	For the Years Ended December 31,
	2005	2004
	($ in millions)
Salary and benefits related	$26.0	$28.6
Collaboration and outside services	49.0	30.6
Occupancy and all other costs	20.6	29.1
Total research and development expenses	$95.6	$88.3

The decrease in salary and benefits related costs from 2004 to 2005 is due primarily to a reduction in headcount. The number of employees engaged in research and development activities declined due to the closure of our Palo Alto facility in 2004 and the cessation of the development of the information products developed at this facility. We expect that there will be no further research and development related to our information business. The increase in collaboration and outside services from 2004 to 2005 is due primarily to our increased efforts in our drug discovery and development, the expansion of clinical trials for our compounds and additional preclinical expenditures for potential pharmaceutical candidates partially offset by reduced expenditures related to our information business. The decrease in occupancy and other costs from 2004 to 2005 is due primarily to the reduction in our facility costs resulting from the closure of our Palo Alto facility in 2004.

Selling, general and administrative expenses

	For the Years Ended December 31,
	2005	2004
	($ in millions)
Salary and benefits related	$6.9	$7.8
Stock compensation	0.2	0.5
Other contract services and outside costs	4.6	12.3
Total selling, general and administrative expenses	$11.7	$20.6

The decrease in salary and benefit related costs from 2004 to 2005 are due primarily to a reduction in headcount due to the closure of our Palo Alto facility. The decline in other contract and outside costs from 2004 to 2005 is due primarily to the closure of Palo Alto and the elimination of expenses through our restructuring programs.

Other expenses.   Other expenses for the years ended December 31, 2005 and 2004 were $1.4 million and $54.2 million, respectively, and represent charges recorded in connection with restructuring and long-lived asset impairments.

In 2005, we recorded $1.0 million of expense in connection with our 2004 restructuring program and $0.4 million of expense in connection with our 2002 restructuring program and a facility closed in connection with our acquisition of Maxia.

In 2004, in conjunction with our 2004 restructuring program, we recorded $39.0 million in expense, including charges related to the closure of our Palo Alto facility, previously capitalized tenant improvements and equipment, a workforce reduction and other items. In December 2004, based on declining estimated future cash flows associated with our gene and genomics-related intellectual property, we recorded a charge of $12.1 million to adjust the carrying value of previously capitalized costs associated with the preparation, prosecution and maintenance of our gene patent portfolio to its estimated fair market value. During 2004, we also recorded charges of $3.1 million related primarily to a reduction in estimated sublease income for a facility closed in connection with our 2002 restructuring program and a facility closed in connection with our acquisition of Maxia.

Other income (expense)

Interest and other income (expense), net.   Interest and other income (expense), net, for the years ended December 31, 2005 and 2004 was $12.5 million and $3.6 million, respectively. The increase in 2005 from 2004 was primarily due to higher interest rates in 2005, a $2.8 million gain from the 2005 sale of securities of a strategic investee and a $5.2 million decline in long-term investment impairment charges from 2004 to 2005, partially offset by a lower average cash balance.

Interest expense.   Interest expense for the years ended December 31, 2005 and 2004 was $16.1 million and $17.2 million, respectively. The decrease in 2005 from 2004 is related to lower interest expense associated with our  2005 repurchase of $36.5 million face value of our 5.5% convertible subordinated notes due 2007.

Losses on certain derivative financial instruments.   Losses on certain derivative financial instruments for the years ended December 31, 2005 and 2004 of $0.1 million, and $0.5 million, respectively, represents the change in fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”). Gain or loss on derivative financial instruments may fluctuate in any given period based upon current market conditions and is recognized during the period of change.

Gain (loss) on repurchase of convertible subordinated notes.   In 2005 and 2004 we repurchased $36.5 million and $38.4 million face value, respectively, of the 5.5% Notes on the open market. The repurchase resulted in a gain of $0.5 million for the year ended December 31, 2005, and a loss of $0.2 million for the year ended December 31, 2004.

Provision (benefit) for income taxes.   Due to our net losses in 2005 and 2004, we had a minimal effective annual income tax rate. The provision (benefit) for income taxes for 2005 and 2004 are primarily attributable to foreign withholding taxes.

Gain (loss) from discontinued  operation.   The gain from discontinued operation of $0.3 million in 2005 and loss from discontinued operation of $1.2 million in 2004 respectively, represent the results of our Proteome facility based in Beverly, Massachusetts. In December 2004, we entered into an agreement to sell certain assets and liabilities related to our Proteome facility, which transaction subsequently closed in January 2005. The consolidated financial statements have been restated to present the operations of our Proteome facility as a discontinued operation for all periods presented.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

In November 2005, the FASB issued staff position FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments  (“FSP 115-1”). FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statements No. 115,  Accounting for Certain Investments in Debt and Equity Securities, and Accounting Principles Board (“APB”) Opinion No. 18,  The Equity Method of Accounting for Investments in Common Stock.

FSP 115-1 replaces the impairment evaluation guidance of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments  (“EITF 03-1”), with references to existing other-than-temporary impairment guidance. EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FSP 115-1 also supersedes EITF Topic No. D-44,  Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP 115-1 applies to reporting periods beginning after December 15, 2005. FSP 115-1 did not have a material impact on our results of operations or cash flows for the year ended ended December 31, 2006.

We adopted SFAS 123R effective January 1, 2006. SFAS 123R is a new and complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations.

Liquidity and Capital Resources

	2006	2005	2004
	(in millions)
December 31:
Cash, cash equivalents, and short-term and long-term marketable securities	$329.8	$345.0	$469.8
Working capital	$278.4	$326.1	$449.8
Year ended December 31:
Cash provided by (used in):
Operating activities	$(50.4)	$(101.9)	$(114.7)
Investing activities	$26.0	$15.5	$(77.2)
Financing activities	$31.7	$(34.3)	$294.2
Capital expenditures (included in investing activities above)	$1.6	$1.6	$1.4

Sources and Uses of Cash.   Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since we were incorporated in 1991 through 1996 and in 1999 through 2006. As such, we have funded our research and development operations through sales of equity securities, the issuance of convertible subordinated notes, cash received from customers, and collaborative arrangements.  As of December 31, 2006, approximately $11.2 million of marketable securities were classified as long-term assets on the condensed consolidated balance sheet as they had been in an unrealized loss position for longer than six months and we had the ability to hold them until the carrying value recovers, which may be longer than one year. At December 31, 2006, we had available cash, cash equivalents, and marketable securities of $329.8 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate bonds, commercial paper and money market accounts.  Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Cash Flows from Operating Activities.   Net cash used in operating activities was $50.4 million, $101.9 million and $114.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The $51.5 million decrease from 2005 to 2006 was due primarily to the $40.0 million upfront fee received from Pfizer in January 2006. The $12.8 million decrease from 2004 to 2005 was due primarily to a decrease of $21.4 million used to fund restructuring expenses and $1.2 million decrease used to fund interest expense. These items were partially offset by a $7.1 million reduction in cash received from customer sales and an increase of $6.0 million used to fund research and development and selling, general, and administrative expenses.

Cash Flows from Investing Activities.   Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments. Capital expenditures for the years ended December 31, 2006, 2005 and 2004, were $1.6 million, $1.6 million and $1.4 million, respectively. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturities/sales and purchases of marketable securities.

Cash Flows from Financing Activities.   Net cash provided by financing activities was $31.7 million for the year ended December 31, 2006, while net cash used in financing activities was $34.3 million for the year ended December 31, 2005, and net cash provided by financing activities was $294.2 million for the year ended December 31, 2004. During 2006, we issued a total of $151.8 million of 3½%  Senior Notes, which resulted in proceeds of approximately $111.9 million and redeemed $91.6 million of the 5.5% Notes.  In connection with the collaborative research and license agreement, Pfizer purchased the $10.0 million Pfizer Note in February 2006. During 2005, we paid $35.8 million in connection with repurchases of $36.5 million in face value of the 5.5% Notes, offset partially by $1.5 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2004, we issued a total of $250.0 million of 3½% convertible subordinated notes due 2011 (the “3½% Subordinated Notes”), which resulted in net proceeds of approximately $242.5 million. In 2004, we also repurchased $38.4 million face value of 5.5% Notes on the open market for $38.4 million. In November 2004, we completed a public offering of 9 million shares of common stock, resulting in net proceeds of $83.3 million after deducting the underwriting discounts, commissions and offering expenses. Cash proceeds from the issuance of common stock under our stock option and employee stock purchase plans in 2004 were $6.8 million. We may seek to restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions.

The following summarizes our significant contractual obligations as of December 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 – 3	Years 4 – 5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$260.0	$—	$—	$250.0	$10.0
Principal on convertible senior debt	151.8	—	—	151.8	—
Interest on convertible subordinated debt	39.4	8.8	17.5	13.1	—
Interest on convertible senior debt.	23.9	5.3	10.6	8.0	—
Non-cancelable operating lease obligations:
Related to current operations	6.8	4.5	2.2	—	—
Related to vacated space	33.7	8.2	16.3	9.3	—
Total contractual obligations	$515.6	$26.8	$46.6	$432.2	$10.0

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.1 million (less than 1 year), $4.1 million (years 1-3), $2.0 million (years 4-5), and $0.0 million (over 5 years); these scheduled payments are not reflected in the above table.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of December 31, 2006.

We have entered into and intend to continue to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

We expect to use net cash in 2007 as we invest in our drug discovery and development programs; make payments related to our restructuring programs; and continue to seek access to technologies through investments, research and development and new alliances, license agreements and/or acquisitions.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary products, technologies and businesses; expenditures in connection with potential repayments of our 3½% Senior Notes, 3½% Subordinated Notes, and the Pfizer Note; expenditures in connection with our drug discovery and development programs; expenditures in connection with litigation; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreement with Pfizer; and costs associated with the integration of new operations assumed through mergers and acquisitions. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs, and in 2007, will not represent a significant source of cash inflow for us.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed under Contractual Obligations.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities and mortgage and asset-backed securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase.   As of December 31, 2006, cash, cash equivalents and marketable securities were $329.8 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2006, the decline in fair value would not be material.

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Incyte Corporation

We have audited the accompanying consolidated balance sheets of Incyte Corporation, as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Corporation, at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Incyte Corporation changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Incyte Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Philadelphia, Pennsylvania
February 22, 2007

INCYTE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$18,861	$11,494
Marketable securities—available-for-sale	299,712	333,477
Accounts receivable, net	2,073	1,423
Prepaid expenses and other current assets	7,115	7,582
Total current assets	327,761	353,976
Marketable securities—available-for-sale	11,237	—
Property and equipment, net	5,890	7,667
Long-term investments(1)	—	1,312
Intangible and other assets, net	8,715	11,153
Total assets	$353,603	$374,108
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,916	$3,573
Accrued compensation	6,879	7,590
Interest payable	4,668	5,382
Accrued and other current liabilities	4,024	5,124
Deferred revenue	22,883	604
Accrued restructuring	4,970	5,584
Total current liabilities	49,340	27,857
Convertible senior notes	113,981	—
Convertible subordinated notes	257,122	341,862
Deferred revenue	348	—
Other liabilities	17,720	23,786
Total liabilities	438,511	393,505
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2006 and 2005	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 83,972,726 and 83,597,080 shares issued and outstanding as of December 31, 2006 and 2005, respectively	84	84
Additional paid-in capital	828,936	818,638
Accumulated other comprehensive income (loss)	(415)	1,228
Accumulated deficit	(913,513)	(839,347)
Total stockholders’ deficit	(84,908)	(19,397)
Total liabilities and stockholders’ deficit	$353,603	$374,108

(1)          Includes investments in companies considered related parties under SFAS 57 of $1.3 million as of December 31, 2005.

See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Contract revenues	$24,226	$—	$—
License and royalty revenues(1)	3,417	7,846	14,146
Total revenues	27,643	7,846	14,146
Costs and expenses:
Research and development(2)	87,596	95,618	88,271
Selling, general and administrative(3)	14,027	11,656	20,551
Other expenses(4)	2,884	1,356	54,177
Total costs and expenses	104,507	108,630	162,999
Loss from operations	(76,864)	(100,784)	(148,853)
Interest and other income (expense), net(5)	20,679	12,527	3,563
Interest expense	(17,911)	(16,052)	(17,241)
Gain (loss) on certain derivative financial instruments	—	(106)	(454)
Gain (loss) on redemption/repurchase of convertible subordinated notes(6)	(70)	506	(226)
Loss from continuing operations before income taxes	(74,166)	(103,909)	(163,211)
Provision (benefit) for income taxes	—	(552)	453
Loss from continuing operations	(74,166)	(103,357)	(163,664)
Gain (loss) from discontinued operation, net of tax	—	314	(1,153)
Net loss	$(74,166)	$(103,043)	$(164,817)
Basic and diluted per share data:
Continuing operations	$(0.89)	$(1.24)	$(2.19)
Discontinued operation	—	—	(0.02)
	$(0.89)	$(1.24)	$(2.21)
Shares used in computing basic and diluted net loss per share	83,799	83,321	74,555

(1)           Includes revenues from transactions with companies considered related parties under SFAS 57 of $0.3 million, $0.0 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)           Includes expenses from transactions with companies considered related parties under SFAS 57 of $0.0 million, $0.1 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Also includes stock-based compensation charges of $5.7 million in 2006.

(3)           Includes stock-based compensation charges of $3.2 million, $0.2 million and $0.5 million in 2006, 2005 and 2004.

(4)           2006 charges relate to $3.4 million settlement fee paid to Invitrogen and restructuring charges.  2005 charges are related to restructuring charges.  2004 charges are related to restructuring charges and an impairment of a long-lived asset.

(5)           Includes a gain on the sale of securities of $6.2 million and $2.8 million for the years ended December 31, 2006 and 2005, respectively, and losses on long-term investments in companies considered related parties under SFAS 57 of $1.3 million and $4.4 million for the years ended December 31, 2006 and 2004, respectively.

(6)           Includes a gain from a transaction with an individual considered a related party under SFAS 57 of $0.1 million for the year ended December 31, 2005.

See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Net loss	$(74,166)	$(103,043)	$(164,817)
Other comprehensive gain (loss):
Unrealized gains (losses) on marketable securities	1,428	3,776	(1,022)
Reclassification adjustment for realized gains (losses) on marketable securities	(3,071)	(1,281)	(709)
Foreign currency translation adjustment	—	959	71
Other comprehensive gain (loss)	(1,643)	3,454	(1,660)
Comprehensive loss	$(75,809)	$(99,589)	$(166,477)

See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2003	$73	$726,962	$(649)	$(566)	$(571,487)	$154,333
Issuance of 987,911 shares of Common Stock upon exercise of stock options and 448,861 shares of Common Stock under the ESPP	1	6,830	—	—	—	6,831
Issuance of 9,000,000 shares of Common Stock, net of offering costs.	9	83,310	—	—	—	83,319
Stock compensation expense	—	48	—	—	—	48
Amortization of deferred compensation	—	—	463	—	—	463
Other comprehensive loss	—	—	—	(1,660)	—	(1,660)
Net loss	—	—	—	—	(164,817)	(164,817)
Balances at December 31, 2004	$83	$817,150	$(186)	$(2,226)	$(736,304)	$78,517
Issuance of 184,865 shares of Common Stock upon exercise of stock options and 389,801 shares of Common Stock under the ESPP	1	1,488	—	—	—	1,489
Amortization of deferred compensation	—	—	186	—	—	186
Other comprehensive gain	—	—	—	3,454	—	3,454
Net loss	—	—	—	—	(103,043)	(103,043)
Balances at December 31, 2005	$84	$818,638	$—	$1,228	$(839,347)	$(19,397)
Issuance of 61,931 shares of Common Stock upon exercise of stock options and 313,715 shares of Common Stock under the ESPP	—	1,408	—	—	—	1,408
Stock compensation expense	—	8,890	—	—	—	8,890
Other comprehensive loss	—	—	—	(1,643)	—	(1,643)
Net loss	—	—	—	—	(74,166)	(74,166)
Balances at December 31, 2006	$84	$828,936	$—	$(415)	$(913,513)	$(84,908)

See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$ (74,166)	$ (103,043)	$ (164,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from discontinued operations	—	(314)	1,153
Non-cash restructuring charges and impairment of long-lived assets	(552)	2,324	32,825
Depreciation and amortization	7,411	8,192	13,913
Stock-based compensation	8,890	186	463
Loss (gain) on repurchase of convertible subordinated notes	(70)	(506)	226
Compensation expense on executive loans	18	75	75
Loss (gain) on derivative financial instruments, net	—	106	454
Impairment of long-term investments	1,312	—	5,247
Realized gain on long-term investments, net	(6,230)	(2,791)	(123)
Changes in operating assets and liabilities:
Accounts receivable	(650)	721	3,085
Prepaid expenses and other assets	586	2	513
Accounts payable	2,343	1,252	(4,151)
Accrued and other liabilities	(8,653)	(6,849)	(404)
Deferred revenue	19,394	(1,203)	(2,728)
Net cash used in continuing operating activities	(50,367)	(101,848)	(114,269)
Net cash used in discontinued activities	—	(24)	(398)
Net cash used in operating activities	(50,367)	(101,872)	(114,667)
Cash flows from investing activities:
Capital expenditures	(1,568)	(1,633)	(1,391)
Proceeds from the sale of long-term investments	—	—	123
Proceeds from the sale of equipment	—	59	1,628
Purchases of marketable securities	(511,408)	(348,540)	(830,494)
Sales of marketable securities	109,971	134,327	378,911
Maturities of marketable securities	429,040	231,315	374,151
Investing activities of discontinued operations	—	—	(88)
Net cash provided by (used in) investing activities	26,035	15,528	(77,160)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,408	1,489	6,831
Redemption/repurchase of convertible subordinated notes	(91,614)	(35,837)	(38,412)
Net proceeds from issuance of convertible senior and subordinated notes	121,905	—	242,500
Net proceeds from issuance of common stock	—	—	83,319
Net cash provided by (used in) financing activities	31,699	(34,348)	294,238
Effect of exchange rate on cash and cash equivalents	—	6	71
Net increase (decrease) in cash and cash equivalents	7,367	(120,686)	102,482
Cash and cash equivalents at beginning of year	11,494	132,180	29,698
Cash and cash equivalents at end of year	$ 18,861	$ 11,494	$ 132,180
Supplemental Schedule of Cash Flow Information
Interest paid	$ 14,839	$ 15,467	$ 13,554
Taxes paid	$ —	$ 24	$ 175

See accompanying notes.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Organization and Summary of Significant Accounting Policies

Organization and Business.   Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a pipeline with programs in HIV, diabetes, oncology and inflammation.

We were founded and incorporated in Delaware in 1991. Until 2001, we devoted substantially all of our resources to the development, marketing and sales of information and genomic products. We began our drug discovery and development activities in early 2002.

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

Marketable Securities—Available-for-Sale.   All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity (deficit). We classify marketable securities available to fund current operations as current assets on the consolidated balance sheet. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) they

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have been in an unrealized loss position for longer than six months and (ii) we have the ability to hold them until the carrying value is recovered and such holding period may be longer than one year. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in “Interest and other income (expense), net.” The cost of securities sold is based on the specific identification method.

Accounts Receivable.   Accounts receivable as of December 31, 2006 and 2005 were net of an allowance for doubtful accounts of $0.0 million and $0.2 million, respectively. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

Valuation of Long-Lived Assets.   Long-lived assets, including certain identifiable intangible assets, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable such as a significant industry downturn or a significant decline in our market value. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of impairment charges for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of such assets. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Long-Term Investments.   We have made equity and debt investments in a number of companies whose businesses may be complementary to our business. Most of these investments were made in connection with the establishment of a collaborative arrangement between us and the investee company. Our long-term investments have historically consisted of investments in both privately and publicly-held companies in which we have owned less than 20% of the outstanding voting stock and have not had the ability to exert significant influence over the investees. Accordingly, our long-term investments in privately-held companies have been accounted for under the cost method and our investments in publicly-held companies have been accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investments in publicly-held companies are classified as available-for-sale and are adjusted to their fair value each period

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on their quoted market price with any adjustments being recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit).

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

Derivative Financial Instruments.   We hold warrants to purchase equity securities of a publicly-held company. Warrants that can be exercised and settled by delivery of net shares such that we pay no cash upon exercise or that are held in public companies are deemed derivative financial instruments. Gains and losses resulting from changes in fair value are recognized on the consolidated statement of operations, “Gain (loss) on certain derivative financial instruments” in the period of change. We determine the fair value of our warrants through option pricing models using current market price and volatility assumptions.

Intangible and Other Assets.   Patent application costs relating to ongoing drug discovery and development are charged to expense as incurred. In prior years, costs of patents, patent applications and patent defense for gene and genomic patents were capitalized and amortized on a straight-line basis over their estimated useful lives of approximately five years in accordance with the provisions of Accounting Principles Board Opinion No. 17, Intangible Assets (“APB 17”).

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

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Financing Costs Related to Long-term Debt.   Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt using the effective interest method.

Net Income (Loss) Per Share.   We follow the provisions of SFAS No. 128, Earnings Per Share, which requires us to present basic and diluted earnings per share. Our basic and diluted losses per share are calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during all periods presented. Options to purchase stock and convertible debt are included in diluted earnings per share calculations, unless the effects are anti-dilutive.

Accumulated Other Comprehensive Income (Loss).   Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2006	2005
	(in thousands)
Unrealized gains (losses) on marketable securities	$(408)	$1,235
Cumulative translation adjustment	(7)	(7)
	$(415)	$1,228

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

Under agreements involving multiple products, services and/or rights to use assets, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement.

In connection with our collaborative research and license agreement with Pfizer Inc. (“Pfizer”), we received an upfront non-refundable payment of $40.0 million in January 2006. The $40.0 million upfront fee was recorded as deferred revenue and is being recognized on a straight-line basis over two years, our estimated performance period under the agreement. Pfizer also purchased a $10.0 million principal amount convertible subordinated note (the “Pfizer Note”) for $10.0 million from us in February 2006. As the Pfizer Note is non-interest bearing, it has been discounted to its net present value. The difference between the cash received and the present value of the Pfizer Note in the amount of $3.2 million represents additional consideration from Pfizer under the agreement. We have accounted for this additional consideration as deferred revenue and will recognize it over two years, our estimated performance period under the agreement. We recognize contract revenues in connection with research services provided to Pfizer as earned. Future development and milestone payments will be recognized as earned.

Revenues received from agreements with customers in which we have an equity interest were $0.0 million, $0.0 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Revenues recognized from transactions in which there was originally a concurrent commitment to purchase goods or services from the other party to the transaction for the years ended December 31, 2006, 2005 and 2004 were $0.0 million, $0.0 million and $1.5 million, respectively. No new transactions in which there was a concurrent commitment by us to purchase goods or services from the other party to the transaction were entered into during the year ended December 31, 2006. Of commitments made in prior periods, we expensed $0.0 million, $0.0 million and $7.5 million for the years ended December 2006, 2005 and 2004, respectively.

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

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Other Expenses.   We recognize other expenses in connection with our plans to exit certain activities. In connection with our exit activities, we record other expenses for employee termination benefit costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”), EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”) and EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The remaining carrying value of such assets was not material as of December 31, 2006 and 2005. The recognition of other expenses requires our management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that they are adequate, that no excess accruals are retained, and that the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

Stock-Based Compensation.   Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revised Statement of Financial Accounting Standards 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a new and complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations. Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations. Prior to January 1, 2006, we had adopted the disclosure-only provisions under SFAS 123. Under the provisions of SFAS 123R, we recorded $8.9 million of stock compensation expense on our audited condensed consolidated statement of operations for the year ended December 31, 2006. As a result of adopting SFAS 123R, our net loss for the year ended December 31, 2006, is $8.9 million higher than if we had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Basic and diluted net loss per share for the year ended December 31, 2006 are $0.11 higher than if we had continued to account for share-based

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation under APB Opinion No. 25. For the years ended December 31, 2005 and 2004 we recorded stock compensation expense of $0.2 million and $0.5 million, respectively on our audited condensed consolidated statement of operations related to restricted shares issued to our Chief Executive Officer.

Recent Accounting Pronouncements.   In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

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

FSP 115-1 replaces the impairment evaluation guidance of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), with references to existing other-than-temporary impairment guidance. EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FSP 115-1 also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP 115-1 applies to reporting periods beginning after December 15, 2005. FSP 115-1 did not have a material impact on our results of operations, or cash flows for the year ended ended December 31, 2006.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Marketable Securities

The following is a summary of our marketable security portfolio as of December 31, 2006 and 2005, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2006
Debt securities fund	$30,662	$—	$—	$30,662
U.S. Treasury notes	34,743	4	(174)	34,573
U.S. government and agency securities	5,750	—	—	5,750
Mortgage backed securities	46,120	15	(212)	45,923
Corporate debt securities	194,082	181	(222)	194,041
	$311,357	$200	$(608)	$310,949
December 31, 2005
Equity securities	$11,000	$3,072	$—	$14,072
Money markets with maturities over 90 days	11,585	—	(35)	11,550
U.S. Treasury notes	55,338	—	(339)	54,999
U.S. government and agency securities	2,400	—	(5)	2,395
Mortgage backed securities	56,982	—	(489)	56,493
Corporate debt securities	194,938	—	(970)	193,968
	$332,243	$3,072	$(1,838)	$333,477

The debt securities fund is a third party managed investment portfolio that invests primarily in U.S. Treasury notes, U.S. government and agency securities, mortgage backed securities, and corporate debt securities.

As of December 31, 2006, our marketable securities, excluding equity securities, had the following maturities:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than one year	$94,288	$94,106
Between one and two years	47,383	47,376
Between two and five years	2,124	2,128
	143,795	143,610
Mortgage and asset-backed securities	167,562	167,339
Total	$311,357	$310,949

Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage and asset-backed securities, they are not categorized by contractual maturity.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our net unrealized losses and fair value of investments with net unrealized losses were as follows:

	December 31, 2006
	Loss Position For		Loss Position For
	Less Than Twelve		Greater Than
	Months		Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and other U.S. government and agency securities	$10,492	$(19)	$21,953	$(155)	$32,445	$(174)
Mortgage backed securities	7,139	(13)	17,437	(199)	24,576	(212)
Corporate debt securities	26,371	(34)	2,881	(10)	29,252	(44)
Asset-backed securities	10,856	(7)	39,378	(171)	50,234	(178)
Total—Marketable securities	$54,858	$(73)	$81,649	$(535)	$136,507	$(608)

As of December 31, 2006, approximately $11.2 million of marketable securities were classified as long-term assets on the consolidated balance sheet as they have been in an unrealized loss position for longer than six months and we have the ability to hold them until the carrying value recovers, which may be longer than one year. As of December 31, 2005 all of our marketable securities were classified as short-term because they were available-for-sale and may not be held until maturity as we had not yet adopted FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”).

Net realized gains (losses) of $6.1 million, $1.3 million and $(0.7) million from sales of marketable securities were included in “Interest and other income/ (expense), net” in 2006, 2005 and 2004, respectively.

Note 3.   Concentrations of Credit Risk

As of December 31, 2006, we previously had entered into agreements for information products and services, which include licensing a portion of our intellectual property, with pharmaceutical, biotechnology and agricultural companies and academic institutions.   Such agreements represented 100% of license and royalty revenues in 2006, 2005 and 2004. In general, customers agree to pay, during the term of the agreement, fees to receive non-exclusive access to selected modules of our databases and/or licenses of certain of our intellectual property. In addition, if a customer develops certain products utilizing our technology or proprietary information, we could potentially receive royalty and milestone payments. In November 2005, we entered into a collaborative research and license agreement with Pfizer, which became effective in January 2006.

A single customer contributed 88%, 21% and 11% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Three customers comprised 78% and 67% of the accounts receivable balance as of December 31, 2006 and 2005, respectively.

Note 4.   Collaborative License Agreement

Effective in January 2006, we entered a collaborative research and license agreement with Pfizer for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rights to our portfolio of CCR2 antagonist compounds. Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications.

We received an upfront nonrefundable payment of $40.0 million in January 2006 and are eligible to receive additional future development and milestone payments of up to $743.0 million for the successful development and commercialization of CCR2 antagonists in multiple indications, as well as royalties on worldwide sales. The $40.0 million upfront fee was recorded as deferred revenue and is being recognized on a straight-line basis over two years, our estimated performance period under the agreement. Contract revenues related thereto of approximately $20.3 million were recognized for the year ended December 31, 2006. Future development and milestone payments will be recognized as earned.

We also recognized contract revenues of approximately $2.4 million for the year ended December 31, 2006 in connection with research services provided to Pfizer. We recognize contract revenues in connection with research services provided to Pfizer as earned. At December 31, 2006 approximately $0.7 million was receivable from Pfizer for reimbursement of expenses incurred by us pursuant to the agreement.

Note 5.   Property and Equipment

Property and equipment consists of the following:

	December 31,
	2006	2005
	(in thousands)
Office equipment	$571	$563
Laboratory equipment	13,108	12,379
Computer equipment	9,153	8,364
Leasehold improvements	2,016	2,016
	24,848	23,322
Less accumulated depreciation and amortization	(18,958)	(15,655)
	$5,890	$7,667

Depreciation expense, including amortization expense of assets leasehold improvements, was $3.3 million, $3.9 million and $5.8 million for 2006, 2005 and 2004, respectively.

Note 6.   Long-Term Investments

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

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2006, we sold a portion of our investment in a publicly-held company accounted for under FASB Statement No.115, Accounting for Certain Investments in Debt and Equity Securities, for $11.5 million, and in October 2006, we sold the remaining portion of this investment for $5.8 million, which resulted in a aggregate realized gain of $6.2 million for the year ended December 31, 2006.

In May 2005, we sold our investment in the publicly-held company accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, for $5.7 million, resulting in a realized gain of $2.8 million.

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

Note 7.   Intangible and Other Assets

Intangible and other assets consist of the following (in thousands):

	December 31, 2006			December 31, 2005
			Intangible			Intangible
	Gross Carrying	Accumulated	Assets,	Gross Carrying	Accumulated	Assets,
	Amount	Amortization	Net	Amount	Amortization	Net
Gene and genomics-related patent costs	$1,381	$(651)	$730	$1,381	$(325)	$1,056
Debt issuance cost	8,529	(3,377)	5,152	13,222	(6,724)	6,498
Other assets	4,000	(1,167)	2,833	4,457	(858)	3,599
Total intangible and other assets	$13,910	$(5,195)	$8,715	$19,060	$(7,907)	$11,153

Amortization expense for the years ended December 31, 2006, 2005 and 2004 related to intangible assets was $2.3 million, $2.7 million and $5.0 million, respectively. The expected future annual amortization expense of our gene and genomics-related patent costs is $0.3 million per year through 2008.

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

In March 2002, in connection with his employment by Incyte as Executive Vice President and Chief Drug Discovery Scientist, Brian W. Metcalf received an interest-free loan from us in the amount of $400,000 to be used for financing his residence in California. The loan was evidenced by a promissory note and secured by the residence. On February 6, 2003, 25% of the outstanding principal balance was forgiven, and 1/48 of the principal amount was forgiven on the last day of each month thereafter, with the remaining outstanding principal balance of the loan forgiven on February 6, 2006. We amortized this loan to compensation expense on a straight-line basis over the forgiveness period.

In December 2004, we assigned one of our existing facility operating leases to a third party. Under the terms of the consent agreement with the facility’s landlord, we were required to obtain a letter of credit in favor of the landlord in the amount of $2.6 million. The deposit and the related amount required under the letter of credit declines monthly on a pro-rata basis through March 2011, the remaining term of the lease agreement assigned. The deposit is included in other assets at December 31, 2006.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.   Convertible Notes

The components of the Notes are as follows:

			December 31,
	December 31,		Carrying Amount
Debt	2006 Interest Rates	Maturities	2006	2005
5.5% Convertible Subordinated Notes due 2007	—	—	$—	$91,862
3 1/2% Convertible Senior Notes due 2011	3.5%	2011	113,981	—
3 1/2% Convertible Subordinated Notes due 2011	3.5%	2011	250,000	250,000
Pfizer Convertible Subordinated Note due 2013	0.0%	2013	7,122	—
Less current portion			—	—
			$371,103	$341,862

Annual maturities of all Notes are as follows:

2007	$—
2008	—
2009	—
2010	—
2011	401,800
Thereafter	10,000
$411,800

The carrying amount and fair value of the our Notes are as follows:

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
5.5% Convertible Subordinated Notes due 2007	$—	$—	$91,862	$91,058
3 1/2% Convertible Senior Notes due 2011	113,981	126,563	—	—
3 1/2% Convertible Subordinated Notes due 2011	250,000	200,625	250,000	194,375
Pfizer Convertible Subordinated Note due 2013	7,122	7,122	—	—
	$371,103	$334,310	$341,862	$285,433

In September 2006, we received proceeds of $111.9 million from the sale of $151.8 million aggregate principal amount of the 3½% convertible senior notes due 2011 (the “3½% Senior Notes”).  The 3½% Senior Notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15, and are due February 15, 2011. The 3½% Senior Notes are convertible into shares of Incyte common stock at an initial conversion rate of 89.1385 shares per $1,000 principal amount of the 3½% Senior Notes, equivalent to an initial conversion price of approximately $11.22 per share.  The 3½% Senior Notes are senior in right of payment to Incyte’s outstanding 3½% convertible subordinated notes due 2011 (the “3½% Subordinated Notes”) and the Pfizer Note. We may redeem the 3½% Senior Notes beginning on February 20, 2007. The 3½% Senior Notes were issued at a discount to par of approximately $39.9 million. The carrying value of the 3½% Senior Notes is $114.0 million at

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006. The 3½% Senior Notes will accrete up to their face value over the 53 month term of the notes by recording interest expense under the effective interest method.

In connection with the collaborative research and license agreement, Pfizer purchased  the $10.0 million principal amount Pfizer Note in February 2006. At our option, prior to September 28, 2007, once we are able to initiate Phase I clinical trials of a CCR2 antagonist in a retained Incyte indication, Pfizer may purchase from us an additional $10.0 million convertible subordinated note. The Pfizer Note purchased in February 2006 bears no interest, is due seven years from the date of issuance and is convertible into our common stock at an initial conversion price of $6.8423 per share, subject to adjustments. The Pfizer Note is subordinated to all senior indebtedness, including the 3½% Senior Notes, and pari passu in right of payment with our 3½% Subordinated Notes. We may, at our option, repay the Pfizer Note beginning February 3, 2009. Pfizer may require us to repay the Pfizer Note upon a change of control, as defined. As the Pfizer Note is non interest bearing, it has been discounted to its net present value of $6.8 million by imputing interest at a rate of 4.5%, which represented market conditions in place at the time the note was issued. The carrying value of the Pfizer Note was $7.1 million at December 31, 2006. We will accrete the Pfizer Note up to its face value over its term of seven years by recording interest expense under the effective interest method. The difference between the cash received and the present value of the Pfizer Note, which equals the face value less the non interest bearing portion and beneficial conversion feature, represents additional consideration from Pfizer under the agreement. We have accounted for this additional consideration as deferred revenue and will recognize it over two years, our estimated performance period under the agreement. Contract revenues related thereto of approximately $1.5 million were recognized for the year ended December 31, 2006.

In February and March 2004, in a private placement, we issued a total of $250.0 million of  the 3 1/2% Subordinated Notes, which resulted in net proceeds of approximately $242.5 million. The notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15. The notes are subordinated to all senior indebtedness, including the 3½% Senior Notes, and pari passu in right of payment with the Pfizer Note. The notes are convertible into shares of our common stock at an initial conversion price of approximately $11.22 per share, subject to adjustments. Holders may require us to repurchase the notes upon a change in control, as defined. We may redeem the notes beginning February 20, 2007.

In February 2000, in a private placement, we issued $200.0 million of 5.5% convertible subordinated notes due February 1, 2007 (the “5.5% Notes”), which resulted in net proceeds of approximately $196.8 million. The notes bore interest at 5.5%, payable semi-annually on February 1 and August 1 and were subordinated to all senior indebtedness, as defined. The notes could be converted at the option of the holder at an initial conversion price of $67.42 per share, subject to adjustment. We repurchased on the open market, and retired, $36.5 million and $38.4 million in face value of 5.5% Notes during the years ended December 31, 2005 and 2004, respectively. Gains (losses) of $0.5 million and $(0.2) million on these transactions were recognized for the years ended December 31, 2005 and 2004, respectively. All gains or losses on repurchase are presented as “Gain (loss) on redemption/repurchase of convertible subordinated notes” in our statements of operations. In October 2006, all of the remaining outstanding 5.5% Notes were redeemed for 100% of their principal amount plus accrued and unpaid interest to the redemption date, which resulted in a $0.1 million charge in the three months ended December 31, 2006 as a result of the write-off of the remaining deferred financing costs related to the 5.5% Notes.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.   Other Expenses

The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

2004 Restructuring and Other Impairments (in thousands)

	2004 Charges to Operations	2004 Accrual Utilized	Accrual Balance as of December 31, 2004	2005 Charges to Operations	2005 Accrual Utilized	Accrual Balance as of December 31, 2005	2006 Charges to Operations	2006 Accrual Utilized	Accrual Balance as of December 31, 2006
Workforce reduction	$6,745	$(6,743)	$2	$(2)	$—	$—	$—	$—	$—
Lease commitments and related costs	20,207	(4,710)	15,497	733	(2,685)	13,545	893	(2,966)	11,472
Other costs	671	(671)	—	255	(255)	—	92	(92)	—
Subtotal	27,623	(12,124)	15,499	986	(2,940)	13,545	985	(3,058)	11,472
Impairment of tenant improvements, equipment and other items	11,363	(11,363)	—	—	—	—	—	—	—
Impairment of gene and genomics-related patent costs	12,099	(12,099)	—	—	—	—	—	—	—
Total other expenses	$51,085	$(35,586)	$15,499	$986	$(2,940)	$13,545	$985	$(3,058)	$11,472

In February 2004, we announced a restructuring plan to close our information products research facility and headquarters in Palo Alto, California and move our headquarters to our Wilmington, Delaware pharmaceutical research and development facility. The closure of the Palo Alto facility corresponded with terminating further development activities around our Palo Alto-based information products line. The restructuring plan included the elimination of 183 employees and charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment and other items. The lease commitment and related costs originally included the present value of future lease obligations for two facilities. In the fourth quarter of 2004, we made a lease termination payment to satisfy our remaining lease obligation with respect to one of the facilities. The lease obligation for the second facility extends through March 2011. As a result of the long term nature of the remaining lease obligation, we will be recording a charge each period through the March 2011 termination date of the lease related to increases in the fair value of the lease obligations in accordance with the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which total approximately $1.4 million at December 31, 2006.

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

2003 Restructuring and Other Impairments

As a result of a decision made in the fourth quarter of 2003 to restructure our information product line in connection with the discontinuation of our clone activities and support functions, we recognized other expenses of $11.5 million. The plan included elimination of certain employees and write-down of

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain assets related to our genomic information product line. We recorded charges of approximately $5.0 million related to the severance and benefits of approximately 75 employees, who worked at our Palo Alto, California location. We also recorded a charge of $1.9 million related to the write-off of excess equipment and other assets associated with the activities being exited. The write-down of equipment and other assets relates primarily to computer equipment and related software, lab equipment and office equipment. As of January 2, 2004, all of these employees had been terminated under this restructuring program and the plan was completed in the second quarter of 2004. There were no additional restructuring charges recorded for this program for the years ended December 31, 2006 and 2005.

2002 Restructuring (in thousands)

Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Charges Utilized	Accrual Balance as of December 31, 2004	2005 Charges to Operations	2005 Charges Utilized	Accrual Balance as of December 31, 2005	2006 Charges to Operations	2006 Charges Utilized	Accrual Balance as of December 31, 2006
Lease commitments and other restructuring charges	$17,893	$1,642	$(3,380)	$16,155	$57	$(2,512)	$13,700	$(1,450)	$(2,250)	$10,000

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

We currently have one remaining lease related to an exited site that is due to expire in December 2010. During the years ended December 31, 2006, 2005 and 2004, we recognized additional charges of $(1.5) million, $0.1 million and $1.6 million, respectively, primarily relating to this facility for lease expenses in excess or less than of amounts originally estimated. We estimated the costs based on the contractual terms of agreements and current real estate market conditions. We may incur additional costs associated with these subleasing and lease termination activities.

2001 Restructuring and Other Impairments

In October 2001, we announced a restructuring of our operations in order to focus on our database licensing and partnership programs and our drug discovery and development programs. As a result, we recorded an expense of $55.6 million related to restructuring activities in the fourth quarter of 2001. In 2004, the remaining facility operating leases expired and all restructuring related activities were completed. There were no additional restructuring or impairment charges recorded for this program for the years ended December 31, 2006 and 2005.

Maxia Acquisition (in thousands)

Accrual Balance as of December 31, 2003	2004 Charges to Operations	2004 Accrual Utilized	Accrual Balance as of December 31, 2004	2005 Charges to Operations	2005 Accrual Utilized	Accrual Balance as of December 31, 2005	2006 Charges to Operations	2006 Accrual Utilized	Accrual Balance as of December 31, 2006
Lease commitments and other costs	$1,334	$1,628	$(589)	$2,373	$312	$(616)	$2,069	$(79)	$(772)	$1,218

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with EITF 95-3, we recorded a $2.9 million charge in 2003 related to restructuring costs for Maxia Pharmaceuticals, Inc., which consisted of workforce reductions and consolidation of facilities. We recorded employee termination costs of approximately $0.8 million for 28 employee positions. The job eliminations were completed in July 2003. We also recorded restructuring costs related to lease payments for property that has been vacated and other costs of $2.0 million. In 2006, 2005 and 2004 we recorded additional charges of ($0.1) million, $0.3 million and $1.6 million, respectively, relating to facilities lease expenses in excess of amounts originally estimated. The operating lease related to the vacated facility expires in November 2008.

Note 10.   Stockholders’ Deficit

Preferred Stock.   We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2006 or 2005. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future. We have reserved 250,000 shares of preferred stock designated as Series A Participating Preferred Stock for issuance in connection with the Stockholders Rights plan described below.

Common Stock.   As of December 31, 2006, we had reserved a total of 14,860,801 shares of our common stock for future issuance related to our stock plans as described below.

On November 5, 2004, we completed a public offering of 9 million shares of our authorized but unissued common stock at $9.75 per share pursuant to an effective shelf registration statement, resulting in net proceeds of $83.3 million after deducting the underwriting discounts, commissions and offering expenses.

In May 2006, our stockholders approved an increase in the number of shares available for grant under the 1997 Employee Stock Purchase Plan (“ESPP”) from 3,100,000 shares to 3,850,000 shares.

Stock Compensation Plans.   Summaries of stock option activity for our stock option plans as of December 31, 2006, 2005 and 2004, and related information for the years ended December 31 are included in the plan descriptions below.

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

During 2001, we granted 490,000 restricted stock units under the Stock Plan to certain management personnel. In connection with the grant of these restricted stock units, we recorded deferred compensation of $7.9 million in 2001. These restricted stock units had cliff vesting terms over one to four years and were being amortized to stock compensation expense over those vesting terms. Stock compensation expense of $0.5 million and $0.2 million was recorded in 2004 and 2005, respectively. As of December 31, 2005, all of the restricted stock units had vested or had been previously forfeited.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity under the combined plans was as follows:

		Shares Subject to Outstanding Options
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at December 31, 2003	6,227,861	8,531,886	$10.58
Additional authorization	—	—	—
Options granted	(1,527,375)	1,527,375	$8.44
Options exercised	—	(987,911)	$5.65
Options expired	8,000	(8,000)	$2.66
Options cancelled	2,538,751	(2,544,605)	$13.67
Balance at December 31, 2004	7,247,237	6,518,745	$9.61
Additional authorization	400,000	—	—
Options granted	(2,794,200)	2,794,200	$8.53
Options exercised	—	(203,602)	$1.33
Options expired	20,000	(20,000)	$3.78
Options cancelled	1,275,121	(1,290,942)	$11.97
Balance at December 31, 2005	6,148,158	7,798,401	$8.99
Additional authorization	—	—	—
Options granted	(2,834,227)	2,834,227	$5.25
Options exercised	—	(61,931)	$4.72
Options expired	33,736	(33,736)	$9.39
Options cancelled	442,814	(442,814)	$9.55
Balance at December 31, 2006	3,790,481	10,094,147	$7.94

Options to purchase a total of 5,577,911, 4,181,999 and 3,525,632 shares as of December 31, 2006, 2005 and 2004, respectively, were exercisable and vested. The aggregrate intrinsic value of options exercised for the years ended December 31, 2006, 2005 and 2004 were $0.0 million, $1.2 million and $3.2 million, respectively. At December 31, 2006 the aggregate intrinsic value of options outstanding and vested are $2.9 million and  $1.1 million, respectively.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2006 for the 1991 Stock Plan and the 1993 Directors’ Stock Option Plan:

	Options Outstanding		Options Exercisable
			Weighted		Weighted
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Average Exercise Price	Number Exercisable	Average Exercise Price
$3.10 – 4.89	1,088,928	7.90	$4.35	529,414	$4.51
$4.92 – 5.43	670,171	6.66	$5.20	537,954	$5.20
$5.46 – 5.46	2,082,625	9.03	$5.46	0	$0.00
$5.52 – 6.95	1,027,542	6.75	$6.07	761,924	$6.07
$7.02 – 8.19	1,227,474	7.37	$7.91	868,928	$7.92
$8.49 – 8.93	345,000	7.31	$8.68	248,997	$8.70
$8.99 – 8.99	1,861,545	8.05	$8.99	895,744	$8.99
$9.12 – 13.80	1,078,793	5.45	$11.66	1,022,881	$11.76
$14.13 – 24.94	711,569	4.37	$17.30	711,569	$17.30
$35.00 – 35.00	500	3.85	$35.00	500	$35.00
	10,094,147	7.37	$7.94	5,577,911	$9.19

Employee Stock Purchase Plan.   On May 21, 1997, our stockholders adopted the ESPP. In May 2006, our stockholders approved an increase in the number of shares available for grant from 3,100,000 shares to 3,850,000 shares. Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 313,715, 389,801 and 448,861 shares under the ESPP in 2006, 2005 and 2004, respectively. For the year ended December 31, 2006 we recorded stock compensation expense of $0.4 million under SFAS 123R as the ESPP is considered compensatory under SFAS 123R. As of December 31, 2006, 976,173 shares remain available for issuance under the ESPP.

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

11.   Stock compensation

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

Under the provisions of SFAS 123R, we recorded $8.9 million of stock compensation expense on our audited consolidated statement of operations for the year ended December 31, 2006. As a result of adopting SFAS 123R, our net loss for the year ended December 31, 2006 is $8.9 million higher than if we had continued to account for share-based compensation under APB Opinion 25. Basic and diluted net loss per share for the years ended December 31, 2006 are $0.11 higher than if we had continued to account for share-based compensation under APB Opinion 25. For the years ended December 31, 2005 and 2004 we recorded stock compensation expense of $0.2 million and $0.5 million, respectively on our audited consolidated statement of operations related to restricted shares issued to our Chief Executive Officer.  We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Year Ended			Employee Stock Purchase Plan For the Year Ended
	December 31,			December 31,
	2006	2005	2004	2006	2005	2004
Average risk-free interest rates	4.43%	3.95%	2.40%	4.80%	3.64%	1.59%
Average expected life (in years)	3.13	3.29	3.27	0.50	0.50	1.11
Volatility	76%	86%	89%	63%	90%	90%
Weighted-average fair value (in dollars)	2.75	4.94	4.87	1.26	2.81	1.99

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

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Net loss, as reported	$(103,043)	$(164,817)
Add: Stock-based employee compensation	186	511
Deduct: Total stock-based employee compensation determined under the fair value-based method for all awards	(9,777)	(6,217)
Pro forma net loss	$(112,634)	$(170,523)
Net loss per share:
Basic and diluted net loss per share-as reported	$(1.24)	$(2.21)
Basic and diluted net loss per share-as SFAS 123 adjusted	$(1.35)	$(2.29)

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB Opinion 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption was calculated in accordance with FASB Interpretation (“FIN”) No. 28. Total compensation cost of options granted but not yet vested, as of December 31, 2006, was $6.8 million, which is expected to be recognized over the weighted average period of 3.16 years.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.   Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current
Foreign	$—	$(228)	$385
State	—	(324)	68
Total provision (benefit) for income taxes	$—	$(552)	$453

Loss from continuing operations before provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
U.S. taxable entities	$(74,161)	$(103,030)	$(162,044)
Other	(5)	(879)	(1,167)
	$(74,166)	$(103,909)	$(163,211)

The provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Provision (benefit) at U.S. federal statutory rate	$(26,000)	$(36,300)	$(57,100)
Unbenefitted net operating losses and tax credits	25,800	36,200	56,800
Other	200	(452)	753
Provision (benefit) for income taxes	$—	$(552)	$453

Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Federal and state net operating loss carryforwards	$303,000	$302,300
Federal and state research credits	35,000	30,000
Capitalized research and development	52,000	32,400
Investments	6,000	3,600
Federal and state capital loss carryforwards	11,000	14,700
Other, net	23,000	8,800
Total gross deferred tax assets	430,000	391,800
Less valuation allowance for deferred tax assets	(430,000)	(391,800)
Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets increased by approximately $38.2 million, $48.8 million and $60.2 million during the years ended December 31, 2006, 2005 and 2004, respectively.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Approximately $61.5 million of the valuation allowance for deferred tax assets relates to benefits from stock option deductions which, when recognized, will be allocated directly to contributed capital.

Management believes the uncertainty regarding the realization of net deferred tax assets requires a valuation allowance.

As of December 31, 2006, we had federal and state net operating loss carryforwards of approximately $755.0 million. We also had federal and state research and development tax credit carryforwards of approximately $35.0 million. The net operating loss carryforwards and tax credits will expire at various dates, beginning in 2006 through 2024, if not utilized. Utilization of the net operating losses and credits may be subject to an annual limitation, due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. We also had federal and state capital loss carryforwards of approximately $27.5 million that will expire beginning in 2009.

Note 13.   Net Loss Per Share

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

	December 31,
	2006	2005	2004
Outstanding stock options	10,094,147	7,798,401	6,518,745
Common shares issuable upon conversion of 3 1/2% Senior Notes	13,531,224	—	—
Common shares issuable upon conversion of 3 1/2% Subordinated Notes	22,284,625	22,284,625	22,284,625
Common shares issuable upon conversion of Pfizer Note	1,461,496	—	—
Common shares issuable upon conversion of 5.5% Notes	—	1,358,865	1,900,043
Total potential common shares excluded from diluted net loss per share computation	47,371,492	31,441,891	30,703,413

Note 14.   Segment Reporting

Our operations are treated as one operating segment, biotechnology drug discovery and development, in accordance with FASB Statement No. 131 (“SFAS 131”). For the twelve months ended December 31, 2006, we recorded revenue from customers throughout the United States and in Canada, Germany, Sweden, and the United Kingdom. Export revenues for the years ended December 31, 2006, 2005 and 2004 were $0.6 million, $2.8 million and $5.3 million, respectively.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.   Defined Contribution Plan

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $0.0 million, $0.5 million and $0.9 million in 2006, 2005 and 2004, respectively.

Note 16.   Discontinued Operations

In December 2004, we also entered into an agreement to sell certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts (“Proteome”), which transaction subsequently closed in January 2005. The consolidated statements of operations and consolidated cash flows have been restated to present Proteome as a discontinued operation for the years ended December 31, 2005 and 2004.

Note 17.   Litigation

Invitrogen

In October 2001, Invitrogen Corporation (“Invitrogen”) filed an action against us in the federal court for the District of Delaware, alleging infringement of three patents. On June 15, 2006 we entered into a settlement agreement with Invitrogen pursuant to which we agreed to pay Invitrogen $3.4 million as a settlement fee. This amount was paid on June 20, 2006 and is included in other expenses in the accompanying condensed consolidated statements of operations for the year ended December 31, 2006.

In addition to the matter described above, from time to time we have been involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on our financial position, results of operations, or liquidity.

Note 18.   Related Party Transactions

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

During 1997, we purchased diaDexus Series B Preferred Stock at a cost of $1.3 million. We do not have the ability to exert significant influence over diaDexus. We have an executive officer who sits on diaDexus’ Board of Directors. In June 2006, we recorded an impairment charge of $1.3 million to reduce the carrying value of this investment because the investee had less than six months of cash and the likelihood of future debt or equity financing that would not result in an impairment was remote.

During 2000 and 2001 we purchased shares of Series A Preferred Stock and Series C Preferred Stock of Genomic Health, Inc. (“Genomic Health”) for an aggregate purchase price of $6.0 million. In connection with the completion of its initial public offering on October 4, 2005, these shares were converted into common shares. Additionally as part of its initial public offering, Genomic Health exercised an election under which we were required to acquire an additional $5.0 million of Genomic Health common stock. In March 2006, we sold our initial investment for $11.5 million, and in October 2006, we sold the remaining portion of this investment for $5.8 million, which resulted in a aggregate realized gain of $6.2 million for the year ended December 31, 2006. Julian C. Baker, one of our directors, is also a director of Genomic Health and holds shares, directly or beneficially, of both companies.

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2000, we purchased shares of Series D Preferred Stock of Senomyx, Inc. (“Senomyx”) for an aggregate purchase price of $6.5 million. In connection with the completion of Senomyx’s initial public offering in 2004, our ownership interest was converted into common shares. These shares were sold in 2005 for $5.7 million, resulting in a realized gain of $2.8 million from their carrying value. Frederick B. Craves, one of our former directors, is a partner of Bay City Capital, which held shares of Senomyx stock.

During 2005, we repurchased on the open market, and retired, $36.5 million in face value of 5.5% Notes. One such transaction in 2005 involved the repurchase, at a purchase price of 98.25% of face value, of $5.0 million in face value of such notes from a limited partnership of which Julian C. Baker, one of our directors, is a controlling member of the general partner of the general partner and may have a pecuniary interest. Mr. Baker did not participate in our decision to engage in such a repurchase transaction. The price paid by us in such repurchase transaction was equal to the price paid by us to an independent third party in a comparable transaction negotiated on an arms’-length basis a short time prior to such repurchase transaction.

Note 19.   Commitments

As of December 31, 2006, we had noncancelable operating leases on multiple facilities and equipment, including facilities in Palo Alto, California; San Diego, California; and Wilmington, Delaware. The leases expire on various dates ranging from June 2007 to March 2011. Certain leases have renewal options for periods ranging up to 5 years. Rent expense, excluding rent expense recognized in the restructuring charges in 2004, for the years ended December 31, 2006, 2005 and 2004, was approximately $4.4 million, $4.2 million and $6.7 million, respectively.

As of December 31, 2006, future noncancelable minimum payments under operating leases, including leases for sites included in the restructuring programs were as follows:

Year ended December 31,	Operating Leases
(in thousands)
2007	$12,754
2008	10,613
2009	7,921
2010	8,136
2011	1,134
Thereafter	—
Total minimum lease payments	$40,558

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.1 million (less than 1 year), $4.1 million (years 1-3), $2.0 million (years 4-5), and $0.0 million (over 5 years).

In addition to the non-cancelable commitments included in the table above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events. We consider these potential obligations contingent, and have summarized all significant arrangements below.

Commitments related to Maxia Pharmaceuticals, Inc. (“Maxia”) are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In

INCYTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones had been achieved as of December 31, 2006.

We have entered into and intend to continue to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments and royalties on sales of future products.

Note 20.   Interim Consolidated Financial Information (Unaudited)

(in thousands, except per share data)

	Fiscal 2006 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(1)	$6,465	$6,855	$7,268	$7,056
Net loss(2)	(17,306)	(20,520)	(15,838)	(20,502)
Basic and diluted net loss per share	$(0.21)	$(0.24)	$(0.19)	$(0.24)
Shares used in computation of basic and diluted net loss per share	83,627	83,786	83,852	83,931

	Fiscal 2005 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(3)	$2,915	$2,676	$1,228	$1,027
Net loss	(20,131)	(25,145)	(30,210)	(27,557)
Basic and diluted net loss per share	$(0.24)	$(0.30)	$(0.36)	$(0.33)
Shares used in computation of basic and diluted net loss per share	83,049	83,303	83,414	83,520

(1)          In November 2005, we entered into a collaborative research and license agreement with Pfizer, which became effective in January 2006. The March 31, 2006, June 30, 2006, September 30, 2006, and December 31, 2006 quarters include $5.5 million, $6.3 million, $6.2 million, and $6.2 million, respectively, of contract revenues relating to the agreement.

(2)          The June 30, 2006 quarter includes a $3.4 million charge related to the settlement fee paid to Invitrogen.

(3)          In December 2004, we entered into an agreement to sell certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts, which transaction subsequently closed in January 2005. Fiscal years 2005 and 2004 have been restated to present the operations of our Proteome facility as a discontinued operation.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description—Year Ended December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts—2004	$577	57	360	$274
Allowance for doubtful accounts—2005	274	35	114	195
Allowance for doubtful accounts—2006	$195	—	195	$—

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

Management’s annual report on internal control over financial reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Incyte Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Incyte Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Incyte Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Incyte Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Incyte Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Incyte Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006 of Incyte Corporation and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 22, 2007

Item 9B.   Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders to be held on May 22, 2007 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

Our Board of Directors has appointed an Audit Committee, comprised of Mr. Barry M. Ariko, as Chairman, Mr. Roy A. Whitfield and Mr. Matthew W. Emmens. The Board of Directors has also determined that all three members of the Audit Committee are qualified as Audit Committee Financial Experts under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an “independent director” under applicable Nasdaq Stock Market standards.

Item 11.                 Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Election of Directors—Compensation of Directors” and “Executive Compensation” contained in the Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

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

(1)         Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Incyte Corporation under Item 8 of Part II hereof.

(2)         Financial Statement Schedules

The following financial statement schedule of Incyte Corporation is filed as part of this Form 10-K included in Item 8 of Part II:

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006.

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

4.4†	Form of Convertible Subordinated Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K/A filed February 6, 2006).
4.5

Indenture dated as of September 26, 2006 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 28, 2006).

4.6

Registration Rights Agreement, dated as of September 26, 2006, by and between Incyte Corporation and Piper Jaffray & Co. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 28, 2006).

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

10.7#

1997 Employee Stock Purchase Plan of Incyte Corporation, as amended and restated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2006).

10.8#

Form of Restricted Stock Unit Agreement under the 1991 Stock Plan of Incyte Genomics, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.9#

Offer of Employment Letter, dated November 21, 2001, from the Company to Paul A. Friedman (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.10#

Employment Agreement, dated November 26, 2001, between Paul A. Friedman and Incyte Genomics, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.11†

Settlement Agreement dated December 21, 2001, between Affymetrix, Inc. and Incyte Genomics, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.12

Sublease Agreement, dated June 16, 2003, between E. I. DuPont de Nemours and Company and Incyte Corporation (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.13#

Offer of Employment Letter, dated September 2, 2003, from the Company to David C. Hastings (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.14#

Offer of Employment Letter, dated September 2, 2003, from the Company to John A. Keller (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.15#

Form of Employment Agreement, effective as of November 21, 2003 between Incyte Corporation and David C. Hastings, John A. Keller, Brian W. Metcalf, Patricia A. Schreck (effective date of December 8, 2003) and Paula J. Swain (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16†

Collaborative Research and License Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.17

Note Purchase Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Overseas Pharmaceuticals (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 6, 2006).

10.18*	Amendment No. 1 to Note Purchase Agreement, by and between the Company and Pfizer Overseas Pharmaceuticals, dated as of January 4, 2007.
21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 90 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).

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
Date: February 28, 2007

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

Signature	Title	Date
/s/ PAUL A. FRIEDMAN	Chief Executive Officer (Principal	February 28, 2007
Paul A. Friedman	Executive Officer) and Director
/s/ DAVID C. HASTINGS	Chief Financial Officer (Principal	February 28, 2007
David C. Hastings	Financial Officer)
/s/ LAURENT CHARDONNET	Vice President, Finance and Treasurer	February 28, 2007
Laurent Chardonnet	(Principal Accounting Officer)
/s/ RICHARD U. DESCHUTTER	Chairman	February 28, 2007
Richard U. De Schutter
/s/ BARRY M. ARIKO	Director	February 28, 2007
Barry M. Ariko
/s/ JULIAN C. BAKER	Director	February 28, 2007
Julian C. Baker
/s/ PAUL A. BROOKE	Director	February 28, 2007
Paul A. Brooke

/s/ MATTHEW W. eMMENS	Director	February 28, 2007
Matthew W. Emmens
/s/ JOHN F. NIBLACK	Director	February 28, 2007
John F. Niblack
	Director	February 28, 2007
Roy A. Whitfield

EXHIBIT INDEX

Exhibit Number	Description of Document
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

4.4†	Form of Convertible Subordinated Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K/A filed February 6, 2006).
4.5

Indenture dated as of September 26, 2006 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 28, 2006).

4.6

Registration Rights Agreement, dated as of September 26, 2006, by and between Incyte Corporation and Piper Jaffray & Co. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 28, 2006).

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

10.7#

1997 Employee Stock Purchase Plan of Incyte Corporation, as amended and restated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2006).

10.8#

Form of Restricted Stock Unit Agreement under the 1991 Stock Plan of Incyte Genomics, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.9#

Offer of Employment Letter, dated November 21, 2001, from the Company to Paul A. Friedman (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.10#

Employment Agreement, dated November 26, 2001, between Paul A. Friedman and Incyte Genomics, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.11†

Settlement Agreement dated December 21, 2001, between Affymetrix, Inc. and Incyte Genomics, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.12

Sublease Agreement, dated June 16, 2003, between E. I. DuPont de Nemours and Company and Incyte Corporation (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.13#

Offer of Employment Letter, dated September 2, 2003, from the Company to David C. Hastings (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.14#

Offer of Employment Letter, dated September 2, 2003, from the Company to John A. Keller (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.15#

Form of Employment Agreement, effective as of November 21, 2003 between Incyte Corporation and David C. Hastings, John A. Keller, Brian W. Metcalf, Patricia A. Schreck (effective date of December 8, 2003) and Paula J. Swain (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16†

Collaborative Research and License Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.17

Note Purchase Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Overseas Pharmaceuticals (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 6, 2006).

10.18*	Amendment No. 1 to Note Purchase Agreement, by and between the Company and Pfizer Overseas Pharmaceuticals, dated as of January 4, 2007.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 90 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).

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