Form 10-Q
period 2007-03-31
INCYTE CORP
filed 2007-05-03
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 83,994,837 as of April 27, 2007.

INCYTE CORPORATION
INDEX

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2007	December 31, 2006*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,298	$18,861
Marketable securities—available-for-sale	273,480	299,712
Accounts receivable, net	1,440	2,073
Prepaid expenses and other current assets	5,204	7,115
Total current assets	300,422	327,761

Marketable securities—available-for-sale	11,110	11,237
Property and equipment, net	5,197	5,890
Intangible and other assets, net	8,204	8,715
Total assets	$324,933	$353,603

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,511	$5,916
Accrued compensation	4,333	6,879
Interest payable	1,758	4,668
Accrued and other current liabilities	6,354	4,024
Deferred revenue	17,687	22,883
Accrued restructuring	5,007	4,970
Total current liabilities	39,650	49,340

Convertible senior notes	115,977	113,981
Convertible subordinated notes	257,222	257,122
Deferred revenue	—	348
Other liabilities	16,561	17,720
Total liabilities	429,410	438,511
Stockholders’deficit:
Preferred stock	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 83,992,570 and 83,972,726 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	84	84
Additional paid-in capital	831,242	828,936
Accumulated other comprehensive loss	(143)	(415)
Accumulated deficit	(935,660)	(913,513)
Total stockholders’ deficit	(104,477)	(84,908)
Total liabilities and stockholders’deficit	$324,933	$353,603

*                    The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Contract revenues	$6,074	$5,529
License and royalty revenues	1,348	936
Total revenues	7,422	6,465

Costs and expenses:
Research and development	23,906	24,757
Selling, general and administrative	3,692	3,876
Other expenses	107	201
Total costs and expenses	27,705	28,834

Loss from operations	(20,283)	(22,369)
Interest and other income, net	4,066	8,922
Interest expense	(5,930)	(3,859)
Net loss	(22,147)	(17,306)

Basic and diluted net loss per share	$(0.26)	$(0.21)

Shares used in computing basic and diluted net loss per share	83,985	83,627

See accompanying notes.

INCYTE CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006

Net loss	$(22,147)	$(17,306)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	272	(3,634)
Comprehensive loss	$(21,875)	$(20,940)

See accompanying notes.

INCYTE CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(22,147)	$(17,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	107	201
Depreciation and amortization	3,199	1,609
Compensation expense on executive loans	—	18
Stock-based compensation	2,210	2,327
Gain on sale of short term investment	—	(5,459)
Changes in operating assets and liabilities:
Accounts receivable	633	(161)
Prepaid expenses and other assets	1,949	1,558
Accounts payable	(1,405)	2,336
Accrued and other current liabilities	(4,354)	(5,799)
Deferred revenue	(5,544)	36,278
Net cash (used in) provided by operating activities	(25,352)	15,602
Cash flows from investing activities:
Capital expenditures	(155)	(107)
Purchases of marketable securities	(4,030)	(310,615)
Sales and maturities of marketable securities	30,879	322,192
Net cash provided by investing activities	26,694	11,470
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	95	238
Proceeds from issuance of Pfizer convertible subordinated note	—	10,000
Net cash provided by financing activities	95	10,238
Net increase in cash and cash equivalents	1,437	37,310
Cash and cash equivalents at beginning of period	18,861	11,494
Cash and cash equivalents at end of period	$20,298	$48,804

See accompanying notes.

INCYTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.   Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs.  We have a pipeline with programs in human immunodeficiency virus (HIV), diabetes, oncology and inflammation.

2.   Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of March 31, 2007, condensed consolidated statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2007 and 2006, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2006 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We adopted FIN 48 on January 1, 2007.   The adoption of FIN 48 did not have a material impact on our condensed consolidated financial statements.

3.   Marketable securities

Marketable securities consist of investments in corporate debt securities, mortgage backed securities, U.S. Treasury notes, and other U.S. government agency securities that are classified as available-for-sale.  We classify marketable securities available to fund current operations as current assets on the condensed consolidated balance sheet.  Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) they have been in an unrealized loss position for longer than six months and (ii) we have the ability to hold them until the carrying value is recovered and such holding period may be longer than one year.  As of March 31, 2007, approximately $11.1 million of marketable securities were classified as long-term assets on the consolidated balance sheet as they have been in an unrealized loss position for longer than six months and we have the ability to hold them until the carrying value recovers, which may be longer than one year.

4.   Revenues

For the three months ended March 31, 2007, one customer contributed 82% of revenues.  For the three months ended March 31, 2006, one customer contributed 86% of revenues.

Three customers comprised 78% of the accounts receivable balance at March 31, 2007.  Three customers comprised 78% of the accounts receivable balance at December 31, 2006.

5.   Collaborative research and license agreement

Effective in January 2006, we entered a collaborative research and license agreement with Pfizer Inc. (“Pfizer”) for the pursuit of our CCR2 antagonist program.  Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds.  Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds.  We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications.

Contract revenues related thereto of approximately $5.2 million and $4.8 million were recognized for the three months ended March 31, 2007 and 2006, respectively.  Future development and milestone payments will be recognized as earned.

We also recognized contract revenues of approximately $0.5 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively, in connection with research services provided to Pfizer.  We recognize contract revenues in connection with research services provided to Pfizer as earned.  Also, in connection with the $10.0 million convertible subordinated note Pfizer purchased from us (the “Pfizer Note”), the difference between the cash received and the present value of the Pfizer Note, which equals the face value less the non interest bearing portion and beneficial conversion feature, represents additional consideration from Pfizer under the agreement.  We have accounted for this additional consideration as deferred revenue and will recognize it over two years, our estimated performance period under the agreement.  Contract revenues related thereto of approximately $0.4 million and $0.3 million were recognized for the three months ended March 31, 2007 and 2006, respectively.

At March 31, 2007 approximately $0.6 million was receivable from Pfizer for reimbursement of expenses incurred by us pursuant to the agreement.

6.   Stock compensation

Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004)  (“SFAS 123R”), we recorded $2.2 million and $2.3 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006, respectively.  We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Average risk-free interest rates	4.87%	4.33%	4.58%	4.82%
Average expected life (in years)	2.95	3.22	0.24	0.24
Volatility	65%	82%	48%	54%
Weighted-average fair value (in dollars)	3.24	3.09	1.04	1.31

The risk-free interest rate is derived from the U.S. Federal Reserve rate in effect at the time of grant.  The expected life calculation is based on the observed and expected time to the exercise of options by our employees based on historical exercise patterns for similar type options.  Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options.   A dividend yield of zero is assumed based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.  Options granted in 2007 have a seven-year term and vest over a three-year period with a one-year cliff (i.e., vesting occurs as to one-third (1/3) at the end of the first year and in equal monthly installments on a monthly basis for the remaining two years).  This is a change from the Company’s prior option grants of options with a ten-year term that vest over a four-year period with a one-year cliff.

Based on our historical experience, we have assumed an annualized forfeiture rate of 5% for our options.  Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

The amortization of stock compensation under SFAS 123R for the period after its adoption was calculated in accordance with FASB Interpretation (“FIN”) No. 28.  Total compensation cost of options granted but not yet vested, as of March 31, 2007, was $12.2 million, which is expected to be recognized over the weighted average period of 3.18 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2006	3,790,481	10,094,147	$7.94
Options granted	(2,487,975)	2,487,975	7.08
Options exercised	—	(19,844)	4.78
Options cancelled	32,823	(32,823)	5.48
Balance at March 31, 2007	1,335,329	12,529,455	$7.78
Exercisable, March 31, 2007	—	6,482,967	$8.77

7.   Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period.  Stock options and potential common shares issuable upon conversion of our 3½% convertible senior notes due 2011 (the “3½% Senior Notes”), 3½% convertible subordinated notes due 2011 (the “3½% Subordinated Notes”), 5.5% convertible subordinated notes due 2007 (the “5.5% Convertible Notes”), and Pfizer Note were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented.  The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	March 31,
	2007	2006
Outstanding stock options	12,529,455	9,925,245
Common shares issuable upon conversion of 3 1/2% Senior Notes	13,531,224	—
Common shares issuable upon conversion of 3 1/2% Subordinated Notes	22,284,625	22,284,625
Common shares issuable upon conversion of Pfizer Note	1,461,496	1,461,496
Common shares issuable upon conversion of 5.5% Convertible Notes	—	1,358,865
Total potential common shares excluded from diluted net loss per share computation	49,806,800	35,030,231

8.   Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with FASB Statement No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

9.   Other expenses

Below is a summary of the activity related to other expenses recorded for the periods in which activity related to our restructuring programs has taken place through the three months ended March 31, 2007.  The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates.  Changes will be made to the restructuring accrual at the point that the differences become determinable.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance at March 31, 2007
	(in thousands)
Lease commitment and related costs	$20,207	$11,472	$175	$(700)	$10,947
Other costs	—	—	34	(34)	—
Restructuring expenses	$20,207	$11,472	$209	$(734)	$10,947

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance at December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance at March 31, 2007
	(in thousands)
Lease commitment and related costs	$17,924	$10,000	$(95)	$(456)	$9,449

Maxia Acquisition Costs

	Original Charge	Accrual Balance at December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance at March 31, 2007
	(in thousands)
Lease commitment and related costs	$2,016	$1,218	$(7)	$(99)	$1,112

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2007 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-K previously filed with the SEC.

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

•         the increase in and focus on our drug discovery and development efforts;

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

•         our profitability; the adequacy of our capital resources to continue operations;

•         the need to raise additional capital; the costs associated with resolving matters in litigation; our expectations regarding competition; our investments, including anticipated expenditures, losses and expenses; and

•         our indebtedness, and debt service obligations.

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

•         our ability to maintain or obtain adequate product liability and other insurance coverage;

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

•         the impact of past or future acquisitions on our business;

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

Incyte is our registered trademark.  We also refer to trademarks of other corporations and organizations in this Quarterly Report on Form 10-Q.

Overview

Incyte is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a pipeline with programs in human immunodeficiency virus (HIV), diabetes, oncology and inflammation.

Thus far in our drug discovery and development activities, which began in early 2002, we have taken five internally developed compounds into clinical development, and have progressed four of these compounds into Phase II clinical trials. Of the four compounds progressed into Phase II clinical trials, the first was from our CCR2 program for inflammatory diseases, which is now the basis of a broad collaboration with Pfizer Inc. (“Pfizer”) established in January 2006, the second is our sheddase inhibitor from our most advanced oncology program, the third is our lead CCR5 antagonist for HIV and the fourth is our lead 11-beta hydroxysteroid dehydrogenase type 1, or 11βHSD1, inhibitor for type 2 diabetes.

Incyte’s wholly-owned pipeline includes the following compounds:

Drug Target	Indication	Development Status

HIV
CCR5 Antagonists
INCB9471	HIV	Phase IIa
INCB15050	HIV	Phase I

DIABETES
11ßHSD1 Inhibitor
INCB13739	Type 2 Diabetes	Phase IIa

ONCOLOGY
Sheddase Inhibitor
INCB7839	Solid Tumors	Phase IIa

JAK Inhibitor	Myeloproliferative disorders and cancer	IND filed

INFLAMMATION
JAK Inhibitor	Inflammatory diseases	IND filed

CCR2 Antagonist
INCB8696	Multiple Sclerosis/Lupus Nephritis	IND filed

In March 2007, we filed several IND’s arising from our program targeting Janus-associated kinases (JAK). We believe our orally available JAK inhibitors have potential in chronic inflammatory conditions, myeloproliferative disorders and certain cancers.

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

In connection with our collaborative research and license agreement with Pfizer, we received an upfront non-refundable payment of $40.0 million in January 2006.  The $40.0 million upfront fee was recorded as deferred revenue and is being recognized on a straight-line basis over two years, our estimated performance period under the agreement.  Pfizer also purchased a convertible subordinated note due 2013 (the “Pfizer Note”) for $10.0 million from us in February 2006.  As the Pfizer Note is non-interest bearing, it has been discounted to its net present value.  The difference between the cash received and the present value of the Pfizer Note in the amount of $3.2 million represents additional consideration from Pfizer under the agreement.  We have accounted for this additional consideration as deferred revenue and will recognize it over two years, our estimated performance period under the agreement.  We recognize contract revenues in connection with research services provided to Pfizer as earned.   Future development and milestone payments will be recognized as earned.

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

At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.  We periodically evaluate current available information and adjust our restructuring reserve as necessary.  We also make adjustments related to accrued professional fees to adjust estimated amounts to actual.  For the three months ended March 31, 2007, such adjustments were made for the 2002 restructuring program, 2004 restructuring program, and the acquisition of Maxia.

Stock Compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revised Statement of Financial Accounting Standards 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values.  SFAS 123R is a new and complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation.  SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations.  Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations.  Prior to January 1, 2006, we had adopted the disclosure-only provisions under SFAS 123.  Under the provisions of SFAS 123R, we recorded $2.2 million and $2.3 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006, respectively.

Results of Operations

We recorded a net loss of $22.1 million and basic and diluted net loss per share of $0.26 share for the three months ended March 31, 2007 as compared to a net loss of $17.3 million and basic and diluted net loss per share of $0.21 per share in the corresponding period in 2006, which included a $5.5 million gain from the sale of a portion of a strategic investment.

Revenues.

	For the three months ended, March 31,
	2007	2006
	(in millions)
Contract revenues	$6.1	$5.5
License and royalty revenues	1.3	1.0
Total revenues	$7.4	$6.5

Our contract revenues for the three months ended March 31, 2007 increased to $6.1 million from $5.5 million for the three months ended March 31, 2006.  Contract revenues were derived from recognition of deferred revenue associated with the Pfizer $40.0 million upfront fee, recognition of deferred revenue associated with debt discount and beneficial conversion feature related to the Pfizer Note, research services provided to Pfizer, and the reimbursement of certain expenses by Pfizer for research and development expenses pursuant to the collaborative research and license agreement.

Our license and royalty revenues for the three months ended March 31, 2007 increased to $1.3 million from $1.0 million for the three months ended March 31, 2006.  License and royalty revenues were derived from database subscriptions and licensing of our gene- and genomic-related intellectual property. We expect that revenues generated from information products, including licensing of gene and gene-technology related intellectual property, will decline as we focus on our drug discovery and development programs.

Operating Expenses.

Research and development expenses.

	For the three months ended, March 31,
	2007	2006
	(in millions)
Salary and benefits related	$7.8	$6.7
Stock compensation	1.5	1.5
Collaboration and outside services	9.5	12.0
Occupancy and all other costs	5.1	4.6
Total research and development expenses	$23.9	$24.8

We currently track research and development costs by natural expense line and not costs by project.  For salary and benefit related costs, the increase from the three months ended March 31, 2006 to the three months ended March 31, 2007 was primarily the result of increased headcount.  Stock compensation was unchanged for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation.  For collaboration and outside services, the decrease from the three months ended March 31, 2006 to the three months ended March 31, 2007 was primarily the result of decreased drug discovery and development costs associated with the discontinuation of dexelvucitabine or DFC (formerly known as Reverset), a nucleoside analog reverse transcriptase inhibitor that we in-licensed from Pharmasset, Inc. The decrease was partially offset by increased costs associated with our other programs.

Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

Selling, general and administrative expenses.

	For the three months ended, March 31,
	2007	2006
	(in millions)
Salary and benefits related	$1.5	$1.4
Stock compensation	0.7	0.8
Other contract service and outside costs	1.5	1.7
Total selling, general and administrative expenses	$3.7	$3.9

Selling, general and administrative expenses were consistent for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Other expenses.     Total other expenses for the three months ended March 31, 2007 were $0.1 million compared to $0.2 million for the corresponding period in 2006, and represent charges recorded in connection with previously announced restructuring programs.

Interest and Other Income, net.     Interest and other income, net, for the three months ended March 31, 2007 was $4.1 million compared to $8.9 million for the corresponding period in 2006.  The decrease is primarily attributable to the $5.5 million realized gain recorded from the sale of a portion of our investment in a publicly-held company in March 2006.

Interest Expense.    Interest expense for the three months ended March 31, 2007 was $5.9 million compared to $3.9 million for the corresponding period in 2006.  The increase in 2007 from 2006 is primarily attributable to $2.0 million of accretion on the discount related to the 3½% convertible senior notes due 2011 (the “3½% Senior Notes”) issued in September 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material impact on our condensed consolidated financial statements.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since we were incorporated in 1991 through 1996 and in 1999 through 2007. As such, we have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At March 31, 2007, we had available cash, cash equivalents, and marketable securities of $304.9 million.  Our cash and marketable securities balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate bonds, commercial paper and money market accounts.   Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments. As of March 31, 2007, approximately $11.1 million of marketable securities were classified as long-term assets on the condensed consolidated balance sheet as they had been in an unrealized loss position for longer than six months and we had the ability to hold them until the carrying value recovers, which may be longer than one year.

Net cash used in operating activities was $25.4 million for the three months ended March 31, 2007 and net cash provided by operating activities was $15.6 million for the three months ended March 31, 2006.  The $41.0 million decrease was due primarily to the $40.0 million upfront fee received from Pfizer in January 2006.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of marketable securities.  Net cash provided by investing activities was $26.7 million for the three months ended March 31, 2007, which represented primarily sales and maturities of marketable securities of $30.9 million, offset by purchases of marketable securities of $4.0 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $0.1 million and $10.2 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, we received $0.1 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.  For the three months ended March 31, 2006, we received $10.0 from the issuance of the Pfizer Note and $0.2 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of March 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$260.0	$—	$—	$250.0	$10.0
Principal on convertible senior debt	151.8	—	—	151.8	—
Interest on convertible subordinated debt	35.0	8.8	17.5	8.7	—
Interest on convertible senior debt.	21.2	5.3	10.6	5.3	—
Non-cancelable operating lease obligations:
Related to current operations	5.6	4.5	1.1	—	—
Related to vacated space	31.8	8.3	16.2	7.3	—
Total contractual obligations	$505.4	$26.9	$45.4	$423.1	$10.0

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations.  We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.8 million (less than 1 year), $3.8 million (years 1-3), $1.6 million (years 4-5), and $0.0 million (over 5 years); these scheduled payments are not reflected in the above table.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable.  In February 2003, we completed our acquisition of Maxia.  Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement.  Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones.  The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger.  In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement.  None of these milestones has been achieved as of March 31, 2007.

We have entered into and intend to continue to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs.  Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months.  Our cash requirements depend on numerous factors, including our expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary products, technologies and businesses; expenditures in connection with potential repayments of our 3½% Senior Notes, 3½% Subordinated Notes, and the Pfizer Note; expenditures in connection with our drug discovery and development programs; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreement with Pfizer; and costs associated with the integration of new operations assumed through mergers and acquisitions.  Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.  We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs, and in 2007, will not represent a significant source of cash inflow for us.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities and mortgage and asset-backed securities, are subject to default, changes in credit rating and changes in market value.  These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase.  As of March 31, 2007, cash, cash equivalents and marketable securities were $304.9 million.  Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2007 the decline in fair value would not be material.

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

Our drug candidates in clinical trials are in early stage Phase I and Phase IIa trials.  Our other drug candidates are still undergoing preclinical testing.  We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds.  We have no control over the further clinical development of any compounds we licensed to Pfizer.  Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed.  If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates.

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

Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop.  Our drug candidates in clinical trials are in early stage Phase I and Phase IIa trials.  Our other drug candidates are still undergoing preclinical testing. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds.  We have no control over the further clinical development of any compounds we licensed to Pfizer. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

We have a limited number of drug candidates in early stage Phase I and Phase IIa clinical trials.  We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds.  We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. We discontinued development of DFC in April 2006 for safety reasons.  If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition.  Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur.  At this point, the regulatory agencies may require additional clinical trials or testing. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive and third parties such as insurance companies or Medicare have not approved it for substantial reimbursement.  In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects.  There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2006. Because of those losses, we had an accumulated deficit of $935.7 million as of March 31, 2007. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2007 and in future periods as well.

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

We derived substantially all of our revenues for the three months ended March 31, 2007 from our collaborative research and license agreement with Pfizer and from licensing our intellectual property to others.  We may be unable to enter into additional collaborative agreements.  Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under our collaborative agreements.  Part of our prior strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

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

As of March 31, 2007, the aggregate principal amount of total consolidated debt was $411.8 million and our stockholders’ deficit was $104.5 million. The indentures pursuant to which our outstanding convertible senior and subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations.  We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible senior notes and convertible subordinated notes.  As of March 31, 2007, $151.8 million aggregate principal amount of our 3½% convertible senior notes due 2011 was outstanding.  Our annual interest payments, beginning in 2007, for the 3½% convertible senior notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.3 million, and an additional $2.7 million in interest is payable in 2011.  As of March 31, 2007, $250.0 million aggregate principal amount of our 3½% convertible subordinated notes due 2011 was outstanding.  Our annual interest payments for the 3½% convertible subordinated notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011.  As of March 31, 2007, we also had outstanding the $10.0 million aggregate principal amount of the convertible subordinated note held by Pfizer, which is due in 2013 but does not bear interest.  If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

RISKS RELATING TO INTELLECTUAL PROPERTY AND LEGAL MATTERS

If we are subject to arbitration, litigation and infringement claims, they could be costly and disrupt our drug discovery and development efforts.

The technology that we use to make and develop our drug products, the technology that we incorporate in our products, and the products we are developing may be subject to claims that they infringe the patents or proprietary rights of others. The success of our drug discovery and development efforts will also depend on our ability to develop new compounds, drugs and technologies without infringing or misappropriating the proprietary rights of others. We are aware of patents and patent applications filed in certain countries claiming certain intellectual property relating to certain of our drug discovery targets such as CCR5. While the validity of issued patents, patentability of pending patent applications and applicability of any of them to our programs are uncertain, if any of these patents are asserted against us or if we choose to license any of these patents, our ability to commercialize our products could be harmed or the potential return to us from any product that may be successfully commercialized could be diminished.

From time to time we may receive notices from third parties offering licenses to technology or alleging patent, trademark, or copyright infringement, claims regarding trade secrets or other contract claims. Receipt of these notices could result in significant costs as a result of the diversion of the attention of management from our drug discovery and development efforts.  Parties sending these notices may subsequently bring litigation against us or seek arbitration relating to contract claims.

We may be involved in future lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights or contract violations. In addition, litigation or other legal proceedings may be necessary to:

•         assert claims of infringement;

•         enforce our patents or trademarks;

•         protect our trade secrets or know-how; or

•         determine the enforceability, scope and validity of the proprietary rights of others.

We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation or other legal proceedings can be very costly and can divert management’s efforts. For example, we recently settled patent litigation with Invitrogen Corporation. We incurred significant expenses related to this litigation and, as part of the settlement, paid Invitrogen $3.4 million.  An adverse determination may subject us to significant liabilities or require us or our collaborators or licensees to seek licenses to other parties’ patents or proprietary rights. We or our collaborators or licensees may also be restricted or prevented from manufacturing or selling a drug product that we develop. Further, we or our future collaborators or licensees may not be able to obtain any necessary licenses on acceptable terms, if at all.  If we are unable to develop non-infringing technology or license technology on a timely basis or on reasonable terms, our business could be harmed.

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

INCYTE CORPORATION

Dated: May 3, 2007	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2007	By:	/s/ DAVID C. HASTINGS
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