Form 10-Q
period 2007-06-30
INCYTE CORP
filed 2007-07-31
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

☐  Yes      ☒  No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 84,212,602 as of July 25, 2007.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2007	December 31, 2006*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,935	$18,861
Marketable securities—available-for-sale	247,533	299,712
Accounts receivable, net	1,267	2,073
Prepaid expenses and other current assets	5,577	7,115

Total current assets	288,312	327,761

Marketable securities—available-for-sale	8,337	11,237
Property and equipment, net	4,539	5,890
Intangible and other assets, net	7,610	8,715
Total assets	$308,798	$353,603

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,959	$5,916
Accrued compensation	4,909	6,879
Interest payable	5,273	4,668
Accrued and other current liabilities	6,273	4,024
Deferred revenue	11,630	22,883
Accrued restructuring and acquisition costs	5,148	4,970

Total current liabilities	38,192	49,340

Convertible senior notes	118,009	113,981
Convertible subordinated notes	257,324	257,122
Deferred revenue	—	348
Other liabilities	14,908	17,720
Total liabilities	428,433	438,511

Stockholders’ deficit:
Preferred stock	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 84,212,602 and 83,972,726 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	84	84
Additional paid-in capital	834,686	828,936
Accumulated other comprehensive income (loss)	(306)	(415)
Accumulated deficit	(954,099)	(913,513)
Total stockholders’ deficit	(119,635)	(84,908)
Total liabilities and stockholders’ deficit	$308,798	$353,603

* The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Contract revenues	$8,933	$6,292	$15,007	$11,821
License and royalty revenues	1,643	563	2,991	1,499

Total revenues	10,576	6,855	17,998	13,320

Costs and expenses:
Research and development	23,301	19,724	47,207	44,481
Selling, general and administrative	3,535	3,421	7,227	7,297
Other expenses	(73)	2,890	34	3,091

Total costs and expenses	26,763	26,035	54,468	54,869

Loss from operations	(16,187)	(19,180)	(36,470)	(41,549)
Interest and other income, net (1)	3,713	2,551	7,780	11,473
Interest expense	(5,965)	(3,891)	(11,896)	(7,750)

Net loss	(18,439)	(20,520)	(40,586)	(37,826)

Basic and diluted net loss per share	$(0.22)	$(0.24)	$(0.48)	$(0.45)

Shares used in computing basic and diluted net loss per share	84,136	83,786	84,060	83,706

(1) Includes an impairment charge of $1.3 million on a privately-held investment for the three and six months ended June 30, 2006 and a gain on sale of securities of $5.5 million for the six months ended June 30, 2006.  The aforementioned transactions were all considered related party transactions under SFAS 57.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net loss	$(18,439)	$(20,520)	$(40,586)	$(37,826)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(163)	598	109	(3,037)

Comprehensive loss	$(18,602)	$(19,922)	$(40,477)	$(40,863)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(40,586)	$(37,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	34	(309)
Depreciation and amortization	6,460	2,838
Compensation expense on executive loans	—	18
Stock-based compensation	4,811	4,581
Realized loss on long-term investment	—	1,312
Gain on sale of short-term investment	—	(5,459)
Changes in operating assets and liabilities:
Accounts receivable	806	77
Prepaid expenses and other assets	1,695	2,733
Accounts payable	(957)	1,804
Accrued and other current liabilities	(1,784)	(5,832)
Deferred revenue	(11,601)	30,625
Net cash used in operating activities	(41,122)	(5,438)
Cash flows from investing activities:
Capital expenditures	(345)	(265)
Purchases of marketable securities	(35,322)	(370,802)
Sales and maturities of marketable securities	90,924	389,995
Net cash provided by investing activities	55,257	18,928
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	939	954
Proceeds from issuance of Pfizer convertible subordinated note	—	10,000
Net cash provided by financing activities	939	10,954
Net increase in cash and cash equivalents	15,074	24,444
Cash and cash equivalents at beginning of period	18,861	11,494
Cash and cash equivalents at end of period	$33,935	$35,938

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

2.             Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of June 30, 2007, condensed consolidated statements of operations, comprehensive loss, and cash flows for the three and six months ended June 30, 2007 and 2006, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2006 has been derived from audited financial statements.

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

3.             Marketable securities

Marketable securities consist of investments in corporate debt securities, mortgage backed securities, U.S. Treasury notes, and other U.S. government agency securities that are classified as available-for-sale.  We classify marketable securities available to fund current operations as current assets on the condensed consolidated balance sheet.  Marketable securities are classified as long-term assets on the consolidated balance sheet if (i) they have been in an unrealized loss position for longer than six months and (ii) we have the ability to hold them until the carrying value is recovered and such holding period may be longer than one year.  As of June 30, 2007, approximately $8.3 million of marketable securities were classified as long-term assets on the consolidated balance sheet as they have been in an unrealized loss position for longer than six months and we have the ability to hold them until the carrying value recovers, which may be longer than one year.

4.             Revenues

For the three and six months ended June 30, 2007, one customer contributed 84% and 83% of revenues, respectively.  For the three and six months ended June 30, 2006, two and three customers contributed 80% and 77% of revenues, respectively.

Three customers comprised 68% of the accounts receivable balance at June 30, 2007.  Three customers comprised 78% of the accounts receivable balance at December 31, 2006.

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

Contract revenues related to the upfront consideration received of approximately $5.2 million and $10.3 million were recognized for the three and six months ended June 30, 2007, respectively, while contract revenues related thereto of approximately $5.2 million and $10.0 million were recognized for the three and six months ended June 30, 2006, respectively.  In addition, we received a $3.0 million milestone payment from Pfizer in the quarter ended June 30, 2007 that is also included in contract revenues as the milestone was achieved during the quarter.  All milestone payments will be recognized upon the achievement of the milestone.

We also recognized contract revenues of approximately $0.3 million and $0.8 million for the three and six months ended June 30, 2007, respectively, and $0.7 million and $1.1 million for the three and six months ended June 30, 2006, respectively in connection with research services provided to Pfizer.  We recognize contract revenues in connection with research services provided to Pfizer as earned.  Also, in connection with the $10.0 million convertible subordinated note Pfizer purchased from us (the “Pfizer Note”), the difference between the cash received and the present value of the Pfizer Note, which equals the face value less the non interest bearing portion and beneficial conversion feature, represents additional consideration from Pfizer under the agreement.  We have accounted for this additional consideration as deferred revenue and will recognize it over two years, our estimated performance period under the agreement.  Contract revenues related thereto of approximately $0.4 million and $0.9 million were recognized for the three and six months ended June 30, 2007 and 2006, respectively.

At June 30, 2007, approximately $0.4 million was receivable from Pfizer for reimbursement of expenses incurred by us pursuant to the agreement.

6.             Stock compensation

Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), we recorded $2.6 million and $4.8 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2007, respectively.    We recorded $2.3 million and $4.6 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2006, respectively.  We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Average risk-free interest rates	4.78%	4.96%	4.87%	4.39%	4.87%	5.16%	4.67%	4.96%
Average expected life (in years)	2.50	2.71	2.91	3.17	0.50	0.50	0.50	0.50
Volatility	66%	84%	65%	83%	39%	43%	45%	77%
Weighted-average fair value (in dollars)	3.14	2.06	3.23	2.98	0.93	1.17	1.06	1.63

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

The amortization of stock compensation under SFAS 123R for the period after its adoption was calculated in accordance with FASB Interpretation (“FIN”) No. 28.  Total compensation cost of options granted but not yet vested, as of June 30, 2007, was $10.4 million, which is expected to be recognized over the weighted average period of 3.14 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2006	3,790,481	10,094,147	$7.94
Options authorized	3,000,000	—
Options granted	(2,723,975)	2,723,975	7.10
Options exercised	—	(48,777)	5.17
Options cancelled	128,694	(128,694)	6.06
Balance at June 30, 2007	4,195,200	12,640,651	$7.79
Exercisable, June 30, 2007		6,978,450	$8.60

7.             Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period.  Stock options and potential common shares issuable upon conversion of our 3½% convertible senior notes due 2011 (the “3½% Senior Notes”), 3½% convertible subordinated notes due 2011 (the “3½% Subordinated Notes”), Pfizer Note and 5.5% convertible subordinated notes due 2007 (the “5.5% Convertible Notes”) were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented.  The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	June 30,
	2007	2006
Outstanding stock options	12,640,651	10,106,169
Common shares issuable upon conversion of 3 1/2% Senior Notes	13,531,224	—
Common shares issuable upon conversion of 3 1/2% Subordinated Notes	22,284,625	22,284,625
Common shares issuable upon conversion of Pfizer Note	1,461,496	1,461,496
Common shares issuable upon conversion of 5.5% Convertible Notes	—	1,358,865
Total potential common shares excluded from diluted net loss per share computation	49,917,996	35,211,155

8.             Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with FASB Statement No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

9.             Other expenses

Below is a summary of the activity related to other expenses recorded for the periods in which activity related to our restructuring programs has taken place through the six months ended June 30, 2007.  The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates.  Adjustments will be made to the restructuring accrual at the point that the changes become determinable.

2004 Restructuring

	Original Charge	Accrual Balance at December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance at June 30, 2007
	(in thousands)
Lease commitment and related costs	$20,207	$11,472	$331	$1,420	$10,383
Other costs	—	—	64	64	—
Restructuring expenses	$20,207	$11,472	$395	$1,484	$10,383

2002 Restructuring

	Original Charge	Accrual Balance at December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance at June 30, 2007
	(in thousands)
Lease commitment and related costs	$17,924	$10,000	$238	$1,040	$9,198

Maxia Acquisition Costs

	Original Charge	Accrual Balance at December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance at June 30, 2007
	(in thousands)
Lease commitment and related costs	$2,016	$1,218	$(599)	$193	$426

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2007 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-K previously filed with the SEC.

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

Thus far in our drug discovery and development activities, which began in early 2002, we have taken six internally developed compounds into clinical development, and have progressed five of these compounds into Phase II clinical trials. Of the five compounds progressed into Phase II clinical trials, the first was from our CCR2 program for inflammatory diseases, which is now the basis of a broad collaboration with Pfizer Inc. (“Pfizer”) established in January 2006, the second is our sheddase inhibitor from our most advanced oncology program, the third is our lead CCR5 antagonist for HIV, the fourth is our lead 11-beta hydroxysteroid dehydrogenase type 1, or 11βHSD1, inhibitor for type 2 diabetes, and the fifth is from our janus-associated kinase (JAK) inhibitor program.

Incyte’s wholly-owned pipeline includes the following compounds:

Drug Target	Indication	Development Status
HIV
CCR5 Antagonists
INCB9471	HIV	Phase IIa
INCB15050	HIV	Phase I

DIABETES
11ßHSD1 Inhibitor
INCB13739	Type 2 Diabetes	Phase IIa
INCB20817	Type 2 Diabetes	IND filed

ONCOLOGY
Sheddase Inhibitor
INCB7839	Solid Tumors	Phase Ib/IIa

JAK Inhibitor
INCB18424	Myeloproliferative Disorders and Cancer	Phase Ib/IIa

INFLAMMATION
JAK Inhibitor
INCB18424	Rheumatoid Arthritis and Psoriasis	Phase I

CCR2 Antagonists
INCB8696	Multiple Sclerosis/Lupus Nephritis	IND filed

In addition to the aforementioned programs, we have several additional novel discovery programs underway including one in metabolic disease and two in oncology. Provided the lead compounds from these programs successfully complete preclinical testing, we expect to progress these compounds into clinical development later this year or in 2008.

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

In connection with our collaborative research and license agreement with Pfizer, we received an upfront non-refundable payment of $40.0 million in January 2006.  The $40.0 million upfront fee was recorded as deferred revenue and is being recognized on a straight-line basis over two years, our estimated performance period under the agreement.  Pfizer also purchased a convertible subordinated note due 2013 (the “Pfizer Note”) for $10.0 million from us in February 2006.  As the Pfizer Note is non-interest bearing, it has been discounted to its net present value.  The difference between the cash received and the present value of the Pfizer Note, which equals the face value less the non interest bearing portion and beneficial conversion feature, in the amount of $3.2 million represents additional consideration from Pfizer under the agreement.  We have accounted for this additional consideration as deferred revenue and will recognize it over two years, our estimated performance period under the agreement.  We recognize contract revenues in connection with research services provided to Pfizer as earned.   We received a $3.0 million milestone payment from Pfizer in the quarter ended June 30, 2007 that is included in contract revenues as the milestone was achieved during the quarter.  All milestone payments will be recognized upon the achievement of the milestone.

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

At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.  We periodically evaluate current available information and adjust our restructuring reserve as necessary.  We also make adjustments related to accrued professional fees to adjust estimated amounts to actual.  For the three and six months ended June 30, 2007, such adjustments were made for the 2002 restructuring program, 2004 restructuring program, and the acquisition of Maxia.

Stock Compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revised Statement of Financial Accounting Standards 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values.  SFAS 123R requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation.  SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations.  Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations.  Prior to January 1, 2006, we had adopted the disclosure-only provisions under SFAS 123.  Under the provisions of SFAS 123R, we recorded $2.6 million and $4.8 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2007, respectively, and $2.3 million and $4.6 million for the three and six months ended June 30, 2006, respectively.

Results of Operations

We recorded net losses of $18.4 million and $40.6 million and basic and diluted net losses per share of $0.22 and $0.48 per share for the three and six months ended June 30, 2007, respectively, as compared to net losses of $20.5 million and $37.8 million and basic and diluted net losses per share of $0.24 and $0.45 per share in the corresponding periods in 2006.

Revenues.

	For the three months ended, June 30,		For the six months ended, June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Contract revenues	$8.9	$6.3	$15.0	$11.8
License and royalty revenues	1.7	0.6	3.0	1.5
Total revenues	$10.6	$6.9	$18.0	$13.3

Our contract revenues for the three and six months ended June 30, 2007 increased to $8.9 million and $15.0 million, respectively, from $6.3 million and $11.8 million, respectively, for the three and six months ended June 30, 2006.  The increase from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007 is due to a $3.0 million milestone payment received from Pfizer as a milestone was achieved during the second quarter of 2007.  Contract revenues were derived primarily from recognition of revenue associated with the Pfizer $40.0 million upfront fee, recognition of revenue associated with debt discount and beneficial conversion feature related to the Pfizer Note, research services provided to Pfizer, the reimbursement of certain expenses by Pfizer for research and development expenses pursuant to the collaborative research and license agreement, and the $3.0 million milestone payment received in the quarter ended June 30, 2007.

Our license and royalty revenues for the three and six months ended June 30, 2007 increased to $1.7 million and $3.0 million, respectively, from $0.6 million and $1.5 million, respectively, for the three and six months ended June 30, 2006.  License and royalty revenues were derived from database subscriptions and licensing of our gene- and genomic-related intellectual property.   Although our license and royalty revenues increased for the six months of 2007 compared to 2006, we expect that revenues generated from information products, including licensing of gene and gene-technology related intellectual property, will decline as we focus on our drug discovery and development programs.

Operating Expenses.

Research and development expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Salary and benefits related	$7.6	$6.6	$15.5	$13.3
Stock compensation	1.8	1.4	3.3	2.9
Collaboration and outside services	9.4	7.9	19.0	20.1
Occupancy and all other costs	4.5	3.8	9.4	8.2

Total research and development expenses	$23.3	$19.7	$47.2	$44.5

We currently track research and development costs by natural expense line and not costs by project.  Salary and benefit related costs and stock compensation expense increased from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007 primarily due to increased headcount to support our drug development programs.  Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation.  The increase in collaboration and outside services expense from the three months ended June 30, 2006 to the three months ended June 30, 2007 was primarily the result of increased costs to support our drug development programs.  Collaboration and outside services expense decreased from the six months ended June 30, 2006 to the six months ended June 30, 2007 due to the elimination of costs in the 2006 period associated with the discontinuation of dexelvucitabine or DFC (formerly known as Reverset), a nucleoside analog reverse transcriptase inhibitor that we in-licensed from Pharmasset, Inc., partially offset by increased costs associated with our other development programs.  Occupancy and all other costs increased from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007 primarily as the result of increased laboratory expenses.

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

Selling, general and administrative expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Salary and benefits related	$1.4	$1.3	$2.9	$2.7
Stock compensation	0.8	0.9	1.5	1.7
Other contract service and outside costs	1.3	1.2	2.8	2.9

Total selling, general and administrative expenses	$3.5	$3.4	$7.2	$7.3

Selling, general and administrative expenses were consistent for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006.

Other expenses. Total other expenses for the three and six months ended June 30, 2007 were $(0.1) million and $0.0 million, respectively, compared to $2.9 million and $3.1 million, respectively for the corresponding periods in 2006, and generally represent charges recorded in connection with previously announced restructuring programs.  The decrease is primarily attributable to a settlement of litigation pursuant to which we paid $3.4 million as a settlement fee in June 2006.

Interest and Other Income, net. Interest and other income, net, for the three and six months ended June 30, 2007 was $3.7 million and $7.8 million, respectively, compared to $2.6 million and $11.5 million, respectively, for the corresponding periods in 2006.  The decrease for the six months ended June 30, 2007 is primarily attributable to the $5.5 million realized gain recorded from the sale of a portion of our investment in a publicly-held company in March 2006.  The increase for the three months ended June 30, 2007 is primarily attributable to an impairment charge of $1.3 million recorded in June 2006 to reduce the carrying value of our investment in a privately-held investee.

Interest Expense. Interest expense for the three and six months ended June 30, 2007 was $6.0 million and $11.9 million, respectively, compared to $3.9 million and $7.8 million for the corresponding periods in 2006.  The increase in 2007 from 2006 is primarily attributable to accretion on the discount related to the 3½% convertible senior notes due 2011 (the “3½% Senior Notes”) issued in September 2006.

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

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since we were incorporated in 1991 through 1996 and in 1999 through 2007.  As such, we have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements.  At June 30, 2007, we had available cash, cash equivalents, and marketable securities of $289.8 million.  Our cash and marketable securities balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate bonds, commercial paper and money market accounts. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.  As of June 30, 2007, approximately $8.3 million of marketable securities were classified as long-term assets on the condensed consolidated balance sheet as they had been in an unrealized loss position for longer than six months and we had the ability to hold them until the carrying value recovers, which may be longer than one year.

Net cash used in operating activities was $41.1 million and $5.4 million for the six months ended June 30, 2007 and 2006, respectively.  The $35.7 million decrease was due primarily to the $40.0 million upfront fee received from Pfizer in January 2006.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments.  Net cash provided by investing activities was $55.3 million for the six months ended June 30, 2007, which represented primarily sales and maturities of marketable securities of $90.9 million, offset by purchases of marketable securities of $35.3 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, and acquisitions,  including possible earn-out payments to former Maxia stockholders.

Net cash provided by financing activities was $1.0 million and $11.0 million for the six months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007, we received $1.0 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.  For the six months ended June 30, 2006, we received $10.0 million from the issuance of the Pfizer Note and $1.0 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of June 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$260.0	$—	$—	$250.0	$10.0
Principal on convertible senior debt	151.8	—	—	151.8	—
Interest on convertible subordinated debt	35.0	8.8	17.5	8.7	—
Interest on convertible senior debt	21.3	5.3	10.6	5.4	—
Non-cancelable operating lease obligations:
Related to current operations	4.6	4.6	—	—	—
Related to vacated space	29.7	8.3	16.2	5.2	—
Total contractual obligations	$502.4	$27.0	$44.3	$421.1	$10.0

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations.  We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.9 million (less than 1 year), $3.7 million (years 1-3), $1.2 million (years 4-5), and $0.0 million (over 5 years); these scheduled payments are not reflected in the above table.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable.  In February 2003, we completed our acquisition of Maxia.  Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement.  Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones.  The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger.  In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement.  None of these milestones has been achieved as of June 30, 2007.

We have entered into and intend to continue to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs.  Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months.  Our cash requirements depend on numerous factors, including our expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary products, technologies and businesses; expenditures in connection with potential repayments of our 3½% Senior Notes, 3½% Subordinated Notes, and the Pfizer Note; expenditures in connection with our drug discovery and development programs; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreement with Pfizer; and costs associated with the integration of new operations assumed through any mergers and acquisitions.  Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.  We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs, and in 2007, will not represent a significant source of cash inflow for us.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities and mortgage and asset-backed securities, are subject to default, changes in credit rating and changes in market value.  These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase.  As of June 30, 2007, cash, cash equivalents and marketable securities were $289.8 million.  Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2007 the decline in fair value would not be material.

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

•         enter into arrangements with third parties to provide services or to manufacture our products on our behalf;

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

Our drug candidates in clinical trials are in early stage Phase I and Phase IIa trials.  Our other drug candidates are still undergoing preclinical testing.  We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds.  We have no control over the further clinical development of any compounds we licensed to Pfizer.  Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed.  If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates.  Of the compounds that we identify as potential drug products or that we in-license from other companies, only a few, if any, are likely to lead to successful drug development programs. For example, in 2006, we discontinued the development of DFC, which was at the time our most advanced drug candidate and was in Phase IIb clinical trials. Prior to discontinuation of the DFC program, we expended a significant amount of effort and money on that program.

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

Our reliance on other parties to manufacture our drug candidates could result in a short supply of the drugs, delays in clinical trials or drug development, increased costs and withdrawal or denial of the regulatory authority’s approval.

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates.  We expect to continue to rely on third parties for the manufacture of our drug candidates and any drug products that we may develop.  The FDA requires that drug products be manufactured according to its current Good Manufacturing Practices, or cGMP, regulations and a limited number of manufacturers comply with these requirements. If the other parties that we choose to manufacture our drug products are not compliant with cGMP, the FDA may not approve our application to manufacture our drug products. We may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all. Failure to comply with cGMP in the manufacture of our products could result in the FDA withdrawing or denying regulatory approval of our drug product or other enforcement actions.

We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture our products according to our schedule and specifications. Also, raw materials that may be required to manufacture any products we develop may only be available from a limited number of suppliers. If we have promised delivery of a new product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs would be delayed, and we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity. This expense would adversely affect our operating results.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2006. Because of those losses, we had an accumulated deficit of $954.1 million as of June 30, 2007. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2007 and in future periods as well.

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

As of June 30, 2007, the aggregate principal amount of total consolidated debt was $411.8 million and our stockholders’ deficit was $119.6 million. The indentures pursuant to which our outstanding convertible senior and subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations.  We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible senior notes and convertible subordinated notes.  As of June 30, 2007, $151.8 million aggregate principal amount of our 3½% convertible senior notes due 2011 was outstanding.  Our annual interest payments, beginning in 2007, for the 3½% convertible senior notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.3 million, and an additional $2.7 million in interest is payable in 2011.  As of June 30, 2007, $250.0 million aggregate principal amount of our 3½% convertible subordinated notes due 2011 was outstanding.  Our annual interest payments for the 3½% convertible subordinated notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011.  As of June 30, 2007, we also had outstanding the $10.0 million aggregate principal amount of the convertible subordinated note held by Pfizer, which is due in 2013 but does not bear interest.  If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 22, 2007, we held our Annual Meeting of Stockholders.

The following actions were taken at the annual meeting:

1.   The following Directors were elected:

	For	Withheld
Richard U. De Schutter	63,473,078	3,147,429

Barry M. Ariko	63,156,462	3,464,045

Julian C. Baker	63,089,879	3,530,628

Paul A. Brooke	52,254,093	14,366,414

Matthew W. Emmens	63,348,101	3,272,406

Paul A. Friedman	63,471,964	3,148,543

John F. Niblack	63,444,117	3,176,390

Roy A. Whitfield	44,389,790	22,230,717

2.   The amendment to our 1991 Stock Plan was approved.

For	Against	Abstain	Broker Non-Votes
39,090,460	14,995,910	48,595	29,857,605

3.   The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2007 fiscal year was approved.

For	Against	Abstain
66,155,750	394,449	70,308

Item 6.     Exhibits

Exhibit Number	Description of Document

10.1#	1991 Stock Plan of Incyte Corporation, as amended

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

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

INCYTE CORPORATION

Dated:	July 31, 2007	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	July 31, 2007	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1#	1991 Stock Plan of Incyte Corporation, as amended

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

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