Form 10-Q
period 2007-09-30
INCYTE CORP
filed 2007-11-01
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 84,248,252 as of October 25, 2007.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2007	December 31, 2006*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,629	$18,861
Marketable securities—available-for-sale	169,315	299,712
Accounts receivable, net	1,276	2,073
Prepaid expenses and other current assets	4,634	7,115

Total current assets	270,854	327,761

Marketable securities—available-for-sale	917	11,237
Property and equipment, net	3,874	5,890
Intangible and other assets, net	7,038	8,715
Total assets	$282,683	$353,603

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,421	$5,916
Accrued compensation	7,027	6,879
Interest payable	1,758	4,668
Accrued and other current liabilities	7,199	4,024
Deferred revenue	5,995	22,883
Accrued restructuring and acquisition costs	4,814	4,970

Total current liabilities	33,214	49,340

Convertible senior notes	120,076	113,981
Convertible subordinated notes	257,427	257,122
Deferred revenue	—	348
Other liabilities	13,439	17,720
Total liabilities	424,156	438,511

Stockholders’ deficit:
Preferred stock	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 84,228,330 and 83,972,726 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	84	84
Additional paid-in capital	837,392	828,936
Accumulated other comprehensive loss	(356)	(415)
Accumulated deficit	(978,593)	(913,513)
Total stockholders’ deficit	(141,473)	(84,908)
Total liabilities and stockholders’ deficit	$282,683	$353,603

*      The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Contract revenues	$5,909	$6,249	$20,916	$18,069
License and royalty revenues	781	1,019	3,772	2,518

Total revenues	6,690	7,268	24,688	20,587

Costs and expenses:
Research and development	25,044	19,558	72,251	64,037
Selling, general and administrative	3,587	3,454	10,814	10,750
Other expenses	(566)	13	(532)	3,105

Total costs and expenses	28,065	23,025	82,533	77,892

Loss from operations	(21,375)	(15,757)	(57,845)	(57,305)
Interest and other income, net (1)	2,883	3,996	10,663	15,470
Interest expense	(6,002)	(4,077)	(17,898)	(11,828)

Net loss	$(24,494)	$(15,838)	$(65,080)	$(53,663)

Basic and diluted net loss per share:	$(0.29)	$(0.19)	$(0.77)	$(0.64)

Shares used in computing basic and diluted net loss per share	84,213	83,852	84,111	83,755

(1)   Includes an impairment charge of $1.3 million and a gain on sale of securities of $5.5 million for the nine months ended September 30, 2006. The aforementioned transactions were all considered related party transactions under SFAS 57.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net loss	$(24,494)	$(15,838)	$(65,080)	$(53,663)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(49)	2,330	59	(707)

Comprehensive loss	$(24,543)	$(13,508)	$(65,021)	$(54,370)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(65,080)	$(53,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	(532)	(299)
Depreciation and amortization	9,713	4,140
Compensation expense on executive loans	—	18
Stock-based compensation	7,442	6,640
Realized gain on long-term investment	—	(5,459)
Impairment of long-term investments	—	1,312
Changes in operating assets and liabilities:
Accounts receivable	797	33
Prepaid expenses and other assets	2,732	3,367
Accounts payable	505	131
Accrued and other current liabilities	(3,491)	(9,441)
Deferred revenue	(17,236)	25,036
Net cash used in operating activities	(65,150)	(28,185)
Cash flows from investing activities:
Capital expenditures	(461)	(569)
Purchases of marketable securities	(44,107)	(498,213)
Sales and maturities of marketable securities	185,473	508,510
Net cash provided by investing activities	140,905	9,728
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,013	977
Proceeds from issuance of convertible senior notes and convertible subordinated notes	—	121,907
Net cash provided by financing activities	1,013	122,884
Net increase in cash and cash equivalents	76,768	104,427
Cash and cash equivalents at beginning of period	18,861	11,494
Cash and cash equivalents at end of period	$95,629	$115,921

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1.     Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a pipeline with programs in human immunodeficiency virus (HIV), diabetes, oncology and inflammation.

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of September 30, 2007, condensed consolidated statements of operations, comprehensive loss, and cash flows for the three and nine months ended September 30, 2007 and 2006, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2006 has been derived from audited financial statements.

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

3.     Marketable securities

Marketable securities consist of investments in investment-grade corporate bonds, U.S. government agency debt securities and mortgage and asset-backed securities that are classified as available-for-sale. We classify marketable securities available to fund current operations as current assets on the condensed consolidated balance sheet. Marketable securities are classified as long-term assets on the consolidated balance sheet if (i) they have been in an unrealized loss position for longer than six months and (ii) we have the ability to hold them until the carrying value is recovered and such holding period may be longer than one year. As of September 30, 2007, approximately $0.9 million of marketable securities were classified as long-term assets on the consolidated balance sheet as they have been in an unrealized loss position for longer than six months and we have the ability to hold them until the carrying value recovers, which may be longer than one year.

4.     Revenues

For the three and nine months ended September 30, 2007, one customer contributed 88% and 85% of revenues, respectively.  For the three and nine months ended September 30, 2006, one customer contributed 86% and 88% of revenues, respectively.

Three customers comprised 72% of the accounts receivable balance at September 30, 2007. Three customers comprised 78% of the accounts receivable balance at December 31, 2006.

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

Contract revenues related to the upfront consideration received of approximately $5.2 million and $15.5 million were recognized for the three and nine months ended September 30, 2007, respectively, while contract revenues related thereto of approximately $5.2 million and $15.2 million were recognized for the three and nine months ended September 30, 2006, respectively. In addition, we received a $3.0 million milestone payment from Pfizer in the three months ended June 30, 2007 that is also included in contract revenues. All milestone payments are recognized upon the achievement of the associated milestone.

We also recognized contract revenues of approximately $0.3 million and $1.1 million for the three and nine months ended September 30, 2007, respectively, and $0.7 million and $1.8 million for the three and nine months ended September 30, 2006, respectively, in connection with research services provided to Pfizer. We recognize contract revenues in connection with research services provided to Pfizer as earned. Also, in connection with the $10.0 million convertible subordinated note Pfizer purchased from us in February 2006 (the “Pfizer Note”), the difference between the cash received and the present value of the Pfizer Note, which equals the face value less the non interest bearing portion and beneficial conversion feature, represents additional consideration from Pfizer under the agreement. We have accounted for this additional consideration as deferred revenue and will recognize it over two years, our estimated performance period under the agreement. Contract revenues related thereto of approximately $0.4 million and $1.3 million were recognized for the three and nine months ended September 30, 2007, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2006, respectively.

At September 30, 2007, approximately $0.4 million was receivable from Pfizer for reimbursement of expenses incurred by us pursuant to the agreement.

6.     Stock compensation

Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), we recorded $2.6 million and $7.4 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2007, respectively. We recorded $2.1 million and $6.6 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2006, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Average risk-free interest rates	4.24%	5.03%	4.84%	4.42%	4.32%	4.80%	4.32%	4.80%
Average expected life (in years)	2.93	3.15	2.91	3.17	0.50	0.50	0.50	0.50
Volatility	64%	76%	65%	76%	52%	72%	52%	72%
Weighted-average fair value (in dollars)	2.67	2.32	3.21	2.79	1.21	1.38	1.21	1.38

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

The amortization of stock compensation under SFAS 123R for the period after its adoption was calculated in accordance with FASB

Interpretation (“FIN”) No. 28. Total compensation cost of options granted but not yet vested, as of September 30, 2007, was $8.2 million, which is expected to be recognized over the weighted average period of 3.13 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2006	3,790,481	10,094,147	$7.94
Options authorized	3,000,000	—	—
Options granted	(2,837,975)	2,837,975	7.05
Options exercised	—	(64,505)	5.07
Options cancelled	237,750	(237,750)	6.44
Balance at September 30, 2007	4,190,256	12,629,867	$7.79
Exercisable, September 30, 2007	—	7,410,883	$8.49

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

	September 30,
	2007	2006
Outstanding stock options	12,629,867	10,160,178
Common shares issuable upon conversion of 3½% Senior Notes	13,531,224	13,531,224
Common shares issuable upon conversion of 3½% Subordinated Notes	22,284,625	22,284,625
Common shares issuable upon conversion of Pfizer Note	1,461,496	1,461,496
Common shares issuable upon conversion of 5.5% Convertible Notes(1)	—	1,358,865
Total potential common shares excluded from diluted net loss per share computation	49,907,212	48,796,388

(1)   All of the outstanding 5.5% Convertible Notes were redeemed on October 16, 2006.

8.     Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with FASB Statement No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

9.     Other expenses

Below is a summary of the activity related to other expenses recorded for the periods in which activity related to our restructuring programs has taken place through the nine months ended September 30, 2007. The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates.  Adjustments will be made to the restructuring accrual at the point that the changes become determinable.

2004 Restructuring

	Original Charge	Accrual Balance at December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance at September 30, 2007
	(in thousands)
Lease commitment and related costs	$20,207	$11,472	$458	$2,143	$9,787
Other costs	—	—	97	97	—
Restructuring expenses	$20,207	$11,472	$555	$2,240	$9,787

2002 Restructuring

	Original Charge	Accrual Balance at December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance at September 30, 2007
	(in thousands)
Lease commitment and related costs	$17,924	$10,000	$(246)	$1,667	$8,087

Maxia Acquisition Costs

	Original Charge	Accrual Balance at December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance at September 30, 2007
	(in thousands)
Lease commitment and related costs	$2,016	$1,218	$(581)	$296	$341

10.  Subsequent event

In connection with our collaborative research and license agreement with Pfizer, Pfizer purchased an additional $10.0 million convertible subordinated note (the “Additional Pfizer Note”) in October 2007. The Additional Pfizer Note bears no interest, is due seven years from the date of issuance and is convertible into our common stock at an initial conversion price of $9.75 per share, subject to adjustments. The Additional Pfizer Note is subordinated to all senior indebtedness and pari passu in right of payment with our 3½% Subordinated Notes. We may, at our option, repay the Additional Pfizer Note beginning October 10, 2010. Pfizer may require us to repay the Additional Pfizer Note upon certain events, including a change of control.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2007 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-K previously filed with the SEC.

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

•   focus on our drug discovery and development efforts;

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

Thus far in our drug discovery and development activities, which began in early 2002, we have taken eight internally developed compounds into clinical development, and have progressed five of these compounds into seven Phase II clinical trials. Of the seven Phase II clinical trial programs, the first was from our CCR2 program for inflammatory diseases, which is now the basis of a broad collaboration with Pfizer Inc. (“Pfizer”) established in January 2006, the second is our sheddase inhibitor for breast cancer, the third is our lead CCR5 antagonist for HIV, the fourth is our lead 11-beta hydroxysteroid dehydrogenase type 1, or 11βHSD1, inhibitor for type 2 diabetes, and the remaining programs are from our janus-associated kinase (JAK) inhibitor program for myelofibrosis, for mild to moderate psoriasis and for rheumatoid arthritis. We also have several other programs underway, including one in metabolic disease, which is currently in Phase I development, and two in oncology. Provided the lead compounds from the oncology programs successfully complete preclinical testing, we expect to progress these compounds into clinical development in the first half of 2008.

Incyte’s wholly-owned pipeline includes the following compounds:

Drug Target	Indication	Development Status

HIV
CCR5 Antagonists
INCB9471	HIV	Phase II
INCB15050	HIV	Phase I

DIABETES
11ßHSD1 Inhibitor
INCB13739	Type 2 Diabetes	Phase IIa
INCB20817	Type 2 Diabetes	IND filed

ONCOLOGY
Sheddase Inhibitor
INCB7839	Solid Tumors	Phase Ib/IIa
	Breast Cancer	Phase II

JAK Inhibitor
INCB18424	Myeloproliferative Disorders	Phase Ib/IIa

INFLAMMATION
JAK Inhibitor
INCB18424	Rheumatoid Arthritis	Phase IIa
	Psoriasis – Oral	Phase I
	Psoriasis – Topical	Phase IIa

CCR2 Antagonists
INCB8696	Multiple Sclerosis/Lupus Nephritis	Phase I

OTHER
Lead clinical candidate	Metabolic disease	Phase I
Lead clinical candidate	Oncology	Pre-clinical
Lead clinical candidate	Oncology	Pre-clinical

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

In connection with our collaborative research and license agreement with Pfizer, we received an upfront non-refundable payment of $40.0 million in January 2006. The $40.0 million upfront fee was recorded as deferred revenue and is being recognized on a straight-line basis over two years, our estimated performance period under the agreement. Pfizer also purchased a convertible subordinated note due 2013 (the “Pfizer Note”) for $10.0 million from us in February 2006. As the Pfizer Note is non-interest bearing, it has been discounted to its net present value. The difference between the cash received and the present value of the Pfizer Note, which equals the face value less the non interest bearing portion and beneficial conversion feature, in the amount of $3.2 million represents additional consideration from Pfizer under the agreement. We have accounted for this additional consideration as deferred revenue and will recognize it over two years, our estimated performance period under the agreement. We recognize contract revenues in connection with research services provided to Pfizer as earned. We received a $3.0 million milestone payment from Pfizer in the nine months ended September 30, 2007 that is included in contract revenues. All milestone payments will be recognized upon the achievement of the associated milestone.

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

These CRO contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones. In the event that we prepay CRO fees, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most professional fees, including project and clinical management, data management, monitoring, and medical writing fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date.

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

At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. We periodically evaluate current available information and adjust our restructuring reserve as necessary. We also make adjustments related to accrued professional fees to adjust estimated amounts to actual. For the three and nine months ended September 30, 2007, such adjustments were made for the 2002 restructuring program, 2004 restructuring program, and the acquisition of Maxia.

Stock Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revised Statement of Financial Accounting Standards 123 (“SFAS 123”),

Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations. Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations. Prior to January 1, 2006, we had adopted the disclosure-only provisions under SFAS 123. Under the provisions of SFAS 123R, we recorded $2.6 million and $7.4 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2007, respectively, and $2.1 million and $6.6 million for the three and nine months ended September 30, 2006, respectively.

Results of Operations

We recorded net losses of $24.5 million and $65.1 million and basic and diluted net losses per share of $0.29 and $0.77 per share for the three and nine months ended September 30, 2007, respectively, as compared to net losses of $15.8 million and $53.7 million and basic and diluted net losses per share of $0.19 and $0.64 per share in the corresponding periods in 2006.

Revenues.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Contract revenues	$5.9	$6.3	$20.9	$18.1
License and royalty revenues	0.8	1.0	3.8	2.5
Total revenues	$6.7	$7.3	$24.7	$20.6

Our contract revenues for the nine months ended September 30, 2007 increased to $20.9 million from $18.1 million for the nine months ended September 30, 2006. The increase is due to a $3.0 million milestone payment received from Pfizer as a milestone was achieved during the second quarter of 2007. Contract revenues were derived primarily from recognition of revenue associated with the Pfizer $40.0 million upfront fee, recognition of revenue associated with debt discount and beneficial conversion feature related to the Pfizer Note, research services provided to Pfizer, the reimbursement of certain expenses by Pfizer for research and development expenses pursuant to the collaborative research and license agreement, and the $3.0 million milestone payment received in the nine months ended September 30, 2007.

License and royalty revenues were derived from database subscriptions and licensing of our gene- and genomic-related intellectual property. Although our license and royalty revenues increased for the nine months of 2007 compared to 2006, we expect that revenues generated from information products, including licensing of gene and gene-technology related intellectual property, will decline as we focus on our drug discovery and development programs.

Operating Expenses.

Research and development expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Salary and benefits related	$7.5	$6.6	$23.0	$20.1
Stock compensation	1.8	1.4	5.1	4.2
Collaboration and outside services	11.3	7.7	29.8	28.1
Occupancy and all other costs	4.4	3.9	14.4	11.6

Total research and development expenses	$25.0	$19.6	$72.3	$64.0

We currently track research and development costs by natural expense line and not costs by project. Salary and benefit related costs and stock compensation expense increased from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007 primarily due to increased headcount to support our drug development programs. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in collaboration and outside services expense from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007 was primarily the result of increased costs to support our increased clinical trial activities relating to drug development programs.

Occupancy and all other costs increased from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007 primarily as the result of costs associated with intellectual property protection.

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

Selling, general and administrative expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Salary and benefits related	$1.4	$1.3	$4.3	$4.0
Stock compensation	0.8	0.7	2.3	2.4
Other contract service and outside costs	1.4	1.5	4.2	4.4

Total selling, general and administrative expenses	$3.6	$3.5	$10.8	$10.8

Selling, general and administrative expenses were consistent for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006.

Other expenses.   Total other expenses for the three and nine months ended September 30, 2007 were $(0.6) million and $(0.5) million, respectively, compared to $0.0 million and $3.1 million, respectively for the corresponding periods in 2006, and generally represent charges or credits recorded in connection with previously announced restructuring programs. The decrease in other expenses for the nine months ended September 30, 2007 is primarily attributable to a settlement of litigation pursuant to which we paid $3.4 million as a settlement fee in June 2006.

Interest and Other Income, net.   Interest and other income, net, for the three and nine months ended September 30, 2007 was $2.9 million and $10.7 million, respectively, compared to $4.0 million and $15.5 million, respectively, for the corresponding periods in 2006. The decrease for the nine months ended September 30, 2007 is primarily attributable to the $5.5 million realized gain recorded from the sale of a portion of our investment in a publicly-held company in March 2006, offset by an impairment charge of $1.3 million recorded in June 2006 to reduce the carrying value of our investment in a privately-held investee. The decrease for the three months ended September 30, 2007 is primarily attributable to lower average cash balance during that period compared to the corresponding period in 2006.

Interest Expense.   Interest expense for the three and nine months ended September 30, 2007 was $6.0 million and $17.9 million, respectively, compared to $4.1 million and $11.8 million for the corresponding periods in 2006. The increase in 2007 from 2006 is primarily attributable to accretion on the discount related to the 3½% convertible senior notes due 2011 (the “3½% Senior Notes”) issued in September 2006.

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

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since we were incorporated in 1991 through 1996 and in 1999 through 2007. As such, we have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At September 30, 2007, we had available cash, cash equivalents, and marketable securities of $265.9 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments including obligations of investment-grade corporate bonds, U.S. government agency debt securities and mortgage and asset-backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments. As of September 30, 2007, approximately $0.9 million of marketable securities were classified as long-term assets on the condensed consolidated balance sheet as they had been in an unrealized loss position for longer than six months and we had the ability to hold them until the carrying value recovers, which may be longer than one year.

Net cash used in operating activities was $65.2 million and $28.2 million for the nine months ended September 30, 2007 and 2006, respectively. The $37.0 million decrease was due primarily to the $40.0 million upfront fee received from Pfizer in January 2006.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments. Net cash provided by investing activities was $140.9 million for the nine months ended September 30, 2007, which represented primarily sales and maturities of marketable securities of $185.5 million, offset by purchases of marketable securities of $44.1 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, and acquisitions, including possible earn-out payments to former Maxia stockholders.

Net cash provided by financing activities was $1.0 million and $122.9 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, we received $1.0 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2006, we received proceeds of $121.9 million in connection with the 3½% Senior Notes and the Pfizer Note, and $1.0 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of September 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$260.0	$—	$—	$250.0	$10.0
Principal on convertible senior debt	151.8	—	—	151.8	—
Interest on convertible subordinated debt	30.7	8.8	17.5	4.4	—
Interest on convertible senior debt	18.5	5.3	10.6	2.6	—
Non-cancelable operating lease obligations:
Related to current operations	12.9	4.7	8.2	—	—
Related to vacated space	27.7	8.4	16.1	3.2	—
Total contractual obligations	$501.6	$27.2	$52.4	$412.0	$10.0

In September 2007 we exercised our right to renew our lease at our Wilmington, Delaware headquarters through June 30, 2010. The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $3.3 million (less than 1 year), $4.4 million (years 1-3), $0.8 million (years 4-5); these scheduled payments are not reflected in the above table.

In connection with our collaborative research and license agreement with Pfizer, Pfizer purchased an additional $10.0 million convertible subordinated note (the “Additional Pfizer Note”) in October 2007. The Additional Pfizer Note bears no interest, is due seven years from the date of issuance and is convertible into our common stock at an initial conversion price of $9.75 per share, subject to adjustments.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to our acquisition of Maxia Pharmaceuticals, Inc. are considered contingent commitments as future events must occur to cause these commitments to be enforceable. We completed our acquisition of Maxia in February 2003. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of September 30, 2007.

We have entered into and intend to continue to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary products, technologies and businesses; expenditures in connection with potential repayments of our 3½% Senior Notes, 3½% Subordinated Notes, the Pfizer Note and Additional Pfizer Note; expenditures in connection with our drug discovery and development programs; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreement with Pfizer; and costs associated with the integration of new operations assumed through any mergers and acquisitions. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs, and in 2007, will not represent a significant source of cash inflow for us.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed above.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities and mortgage and asset-backed securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of September 30, 2007, cash, cash equivalents and marketable securities were $265.9 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2007 the decline in fair value would not be material.

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

Our drug candidates in clinical trials are in early stage Phase I and Phase II trials. Our other drug candidates are still undergoing preclinical testing. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. We have no control over the further clinical development of any compounds we licensed to Pfizer. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates. Of the compounds that we identify as potential drug products or that we in-license from other companies, only a few, if any, are likely to lead to successful drug development programs. For example, in 2006, we discontinued the development of DFC, which was at the time our most advanced drug candidate and was in Phase IIb clinical trials. Prior to discontinuation of the DFC program, we expended a significant amount of effort and money on that program.

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

•   poor or unanticipated effectiveness of drug candidates during the clinical trials; or

•   government or regulatory delays.

Data obtained from clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier clinical trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review. For example, the FDA has in the past required and could in the future require that we conduct additional trials of any of our product candidates, which would result in delays.

Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop. Our drug candidates in clinical trials are in early stage Phase I and Phase II trials. Our other drug candidates are still undergoing preclinical testing. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. We have no control over the further clinical development of any compounds we licensed to Pfizer. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

We have a limited number of drug candidates in early stage Phase I and Phase II clinical trials. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. We discontinued development of DFC in April 2006 for safety reasons. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition.  Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur. At this point, the regulatory agencies may require additional clinical trials or testing. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive and third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2006. Because of those losses, we had an accumulated deficit of $978.6 million as of September 30, 2007. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2007 and in future periods as well.

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

We derived substantially all of our revenues for the three and nine months ended September 30, 2007 from our collaborative research and license agreement with Pfizer and from licensing our intellectual property to others. We may be unable to enter into additional collaborative agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under our collaborative agreements. Part of our prior strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of September 30, 2007, the aggregate principal amount of total consolidated debt was $411.8 million and our stockholders’ deficit was $141.5 million. The indentures pursuant to which our outstanding convertible senior and subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations.  We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible senior notes and convertible subordinated notes.  As of September 30, 2007, $151.8 million aggregate principal amount of our 3½% convertible senior notes due 2011 was outstanding.  Our annual interest payments, beginning in 2007, for the 3½% convertible senior notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.3 million, and an additional $2.6 million in interest is payable in 2011.  As of September 30, 2007, $250.0 million aggregate principal amount of our 3½% convertible subordinated notes due 2011 was outstanding.  Our annual interest payments for the 3½% convertible subordinated notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011.  As of September 30, 2007, we also had outstanding the $10.0 million aggregate principal amount of the convertible subordinated note held by Pfizer, which is due in 2013 but does not bear interest.  If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

From time to time we may receive notices from third parties offering licenses to technology or alleging patent, trademark, or copyright infringement, claims regarding trade secrets or other contract claims. Receipt of these notices could result in significant costs as a result of the diversion of the attention of management from our drug discovery and development efforts. Parties sending these notices may have brought and in the future bring litigation against us or seek arbitration relating to contract claims.

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

We may be unsuccessful in defending or pursuing these lawsuits, claims or other legal proceedings. Regardless of the outcome, litigation or other legal proceedings can be very costly and can divert management’s efforts. For example, we recently settled patent litigation with Invitrogen Corporation. We incurred significant expenses related to this litigation and, as part of the settlement, paid Invitrogen $3.4 million. An adverse determination may subject us to significant liabilities or require us or our collaborators or licensees to seek licenses to other parties’ patents or proprietary rights. We or our collaborators or licensees may also be restricted or prevented from manufacturing or selling a drug or other product that we or they develop. Further, we or our future collaborators or licensees may not be able to obtain any necessary licenses on acceptable terms, if at all. If we are unable to develop non-infringing technology or license technology on a timely basis or on reasonable terms, our business could be harmed.

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

INCYTE CORPORATION

Dated:	November 1, 2007	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 1, 2007	By:	/s/ DAVID C. HASTINGS
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