Form 10-K
period 2007-12-31
INCYTE CORP
filed 2008-03-06
CIK 879169

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number: 0-27488

INCYTE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	94-3136539 (IRS Employer Identification No.)
Experimental Station, Route 141 & Henry Clay Road, Building E336, Wilmington, DE 19880 (Address of principal executives offices)	(302) 498-6700 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.001 per share Series A Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on The Nasdaq Global Market on June 30, 2007) was approximately $443.3 million.

         As of February 28, 2008 there were 84,618,917 shares of Common Stock, $.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2008 Annual Meeting of Stockholders to be held on May 22, 2008.

Item 1.    Business

        This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. These statements can often be identified by the use of forward-looking terminology such as "expects," "believes," "intends," "anticipates," "estimates," "plans," "may," or "will," or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

  •
  the discovery, development, formulation, manufacturing and commercialization of our compounds and our product candidates;

  •
  focus on our drug discovery and development efforts;

  •
  conducting clinical trials internally, with collaborators, or with clinical research organizations;

  •
  our collaboration and strategic alliance strategy; anticipated benefits and disadvantages of entering into collaboration agreements;

  •
  our licensing, investment and commercialization strategies;

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

  •
  the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;

  •
  our ability to manage expansion of our drug discovery and development operations;

  •
  future required expertise relating to clinical trials, manufacturing, sales and marketing;

  •
  obtaining and terminating licenses to products, compounds or technology, or other intellectual property rights;

  •
  the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties; the decrease in revenues from our information product-related activities;

  •
  plans to develop and commercialize products on our own;

  •
  plans to use third party manufacturers;

  •
  expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues;

  •
  expected losses; fluctuation of losses;

  •
  our profitability; the adequacy of our capital resources to continue operations;

  •
  the need to raise additional capital;

  •
  the costs associated with resolving matters in litigation;

  •
  our expectations regarding competition;

  •
  our investments, including anticipated expenditures, losses and expenses;

  •
  our gene and genomics-related patent prosecution and maintenance efforts; and

  •
  our indebtedness, and debt service obligations.

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

  •
  risks relating to our reliance on third party manufacturers, collaborators, and clinical research organizations;

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

  •
  fluctuations in net cash used by investing activities;

  •
  our history of operating losses; and

  •
  the risks set forth under "Risk Factors."

        Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

        In this report all references to "Incyte," "we," "us" or "our" mean Incyte Corporation and our subsidiaries, except where it is made clear that the term means only the parent company.

        Incyte is our registered trademark. We also refer to trademarks of other corporations and organizations in this Annual Report on Form 10-K.

Overview

        Incyte is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a pipeline with programs in oncology, inflammation, diabetes and human immunodeficiency virus (HIV).

        Thus far in our drug discovery and development activities, which began in early 2002, we have filed twelve Investigational New Drug Applications (INDs) and have progressed eight internally developed proprietary compounds into clinical development. Currently, four of these compounds have advanced into Phase II clinical trials. Our wholly-owned pipeline includes the following compounds:

Drug Target	Drug Compound	Indication	Development Status
JAK	INCB18424 (Oral) INCB18424 (Topical) INCB28050	Myelofibrosis Rheumatoid Arthritis Refractory Prostate Cancer Multiple Myeloma Psoriasis Psoriasis Rheumatoid Arthritis	Phase IIa Phase IIa Phase IIa Phase IIa Phase I Phase IIa Preclinical
HSD1	INCB13739 INCB20817	Type 2 Diabetes Type 2 Diabetes	Phase IIa Phase I
HM74a	INCB19602	Type 2 Diabetes	Phase I
CCR5	INCB9471 INCB15050	HIV HIV	Phase II Phase I
Sheddase	INCB7839	Solid Tumors Breast Cancer	Phase IIa Phase II
CCR2	INCB8696	Multiple Sclerosis	Phase I
Other Lead clinical candidate Lead clinical candidate		Oncology Oncology	Pre-clinical Pre-clinical

        Our productivity in drug discovery is primarily a result of our core competency in medicinal chemistry which is tightly integrated with and supported by an experienced team of biologists with expertise in multiple therapeutic areas. As a number of our compounds have progressed into clinical development, we have also built a clinical development and regulatory team. This team utilizes clinical research organizations (CROs), expert scientific advisory boards, and leading consultants and suppliers in relevant drug development areas in an effort to conduct our clinical trials as efficiently and effectively as possible while maintaining strategic control of the design and management of our programs.

Incyte's Approach to Drug Discovery and Development

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

        Our chemistry and biology efforts are highly integrated and are characterized by the rapid generation of relevant data on a broad and diverse range of compounds for each therapeutic target we pursue. This process allows our scientists to better understand, in real time, the potency and selectivity of the compounds, how they are likely to be absorbed and eliminated in the body, and to assess the potential safety of the compounds. We believe that this approach, along with stringent criteria for the selection of clinical candidates, will help us to select appropriate candidates for clinical development and rapidly assess key characteristics required for success.

        Given our chemistry-driven discovery process, our pipeline has grown to encompass multiple therapeutic areas: oncology, inflammation, diabetes and HIV. While our productivity has created a diverse pipeline, we conduct a limited number of discovery programs in parallel at any one time. This focus allows us to allocate resources to our selected programs at a level that we believe is competitive with much larger pharmaceutical companies. We believe this level of resource allocation, applied to the discovery process outlined above, has been critical to our success in our current programs, and that it remains a meaningful competitive advantage.

        Additionally, in all of our programs we strive to generate a diverse and broad range of proprietary compounds which we believe enhances the overall probability of success for our programs and creates the potential for multiple products.

        Once our compounds reach clinical development, our objective, whenever possible, is to rapidly progress the lead candidate into a proof-of-concept clinical trial prior to initiating larger definitive Phase IIb clinical trials to quickly assess the therapeutic potential of the clinical candidate itself and its underlying mechanism. This information is then used to evaluate the commercial potential of the compound and the most appropriate indication or indications to pursue.

Incyte's Development Teams

        Our development teams are responsible for ensuring that our clinical candidates are expeditiously progressed from preclinical development and IND-enabling studies into Phase I and Phase II development. To efficiently and effectively keep pace with the growth in our clinical pipeline, we have added new members to the development teams by internal transfers and by recruiting new employees with expertise in drug development including clinical trial design, statistics, regulatory affairs, and project management. We have also built core internal process chemistry and formulation teams using this same strategy. Our internal multi-disciplinary project teams also work with experienced external CROs with expertise in managing clinical trials, process chemistry, product formulation, and the manufacture of clinical trial supplies to support our drug development efforts.

Clinical Pipeline

        Our pipeline includes compounds in various stages of development in the areas of oncology, inflammation, diabetes and HIV. The following summarizes the status of and rationale for our most advanced compounds.

JAK 2 Program for Inflammation, Hematologic Malignancies, and Solid Tumors

        The JAK family is composed of four tyrosine kinases—JAK1, JAK2, JAK3 and Tyk2—that are involved in signaling triggered by a number of cytokines and growth factors. JAKs are central to a number of biologic processes, including the formation and development of blood cells and the regulation of immune functions. Excessive signaling through the JAK pathways is believed to play a critical role in a number of disease states, including myeloproliferative disorders (MPDs), specifically myelofibrosis (MF), polycythemia vera and essential thrombocythemia, inflammatory conditions such as rheumatoid arthritis (RA) and psoriasis, and certain other solid and liquid tumors. Additionally, many MPD patients have a mutation that is associated with JAK2, V617F, as well as other JAK2 mutations, which result in increased JAK signaling and we believe further supports the hypothesis that hyperactivation of the JAK pathways is central to these disorders. We believe inhibition of aberrant JAK signaling may have therapeutic value in treating these various diseases.

        We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK1 and JAK2 from multiple distinct chemical scaffolds. Our lead JAK inhibitor, INCB18424, is currently being developed as a treatment for several of these conditions, including MF, RA and psoriasis. A lead follow-on JAK inhibitor compound, INCB28050, is expected to enter clinical trials in 2008.

        Thus far, our clinical trial results with INCB18424 include positive interim results from several Phase IIa clinical trials in MF, RA and psoriasis patients and the compound has been well tolerated.

  Myelofibrosis

        In December 2007, we reported positive interim results involving 11 MF patients from a dose-escalation Phase Ib/IIa trial with orally administered INCB18424. We also announced that we reached a maximum tolerated dose in this first Phase Ib/IIa trial and have expanded the study to include an additional 21 patients at this dose. If the compound continues to be well tolerated and demonstrates comparable efficacy in additional patients, we intend to begin discussions with the Food and Drug Administration (FDA) to define the potential registration pathway for INCB18424 as a treatment for MF. Provided the FDA agrees with our development plan, our objective is to initiate these trials in the second half of 2008.

  Rheumatoid Arthritis

        In January 2008, we announced positive interim results from a 28-day Phase IIa dose-ranging trial using the oral formulation of INCB18424 in six RA patients whose conditions were not well-controlled with their existing therapy. This trial is expected to involve a total of 48 patients with final results expected in the first half of 2008. Provided these results are positive, we plan to begin a six-month Phase IIb trial in RA patients in the second half of 2008.

  Psoriasis (Topical)

        In September 2007, we announced positive interim results from a 28-day Phase IIa dose-escalation trial with topical INCB18424, involving 24 patients with mild-to-moderate psoriasis. In this trial the compound was well tolerated with no adverse events reported at any dose administered and with rapid and sustained improvement observed in all subjects. These results suggest that topical intervention in the JAK pathway could be an effective way to treat psoriasis. If the compound continues to be well tolerated in the ongoing safety studies, we expect to begin a three-month Phase IIb trial in psoriasis using this topical formulation in the second half of 2008.

  Refractory Prostate Cancer and Multiple Myeloma

        We recently initiated Phase IIa clinical trials in refractory prostate cancer patients, as well as patients with multiple myeloma. Results from these trials are expected in the second half of 2008.

        We intend to complete our IND-enabling studies and initiate Phase I clinical trials with our follow-on JAK inhibitor compound INCB28050 in mid-2008.

11ßHSD1 Program for Type 2 Diabetes and Related Disorders

        We have developed a broad chemically diverse series of novel proprietary oral inhibitors of 11ßHSD1, an enzyme that converts the biologically-inactive steroid cortisone into the potent biologically-active hormone cortisol. Cortisol acts as a functional antagonist of insulin action in multiple tissue types, including the liver, adipose, skeletal muscle, and pancreas. Inhibition of 11ßHSD1 offers the potential to reduce insulin resistance and restore glycemic control in type 2 diabetes, and may also offer potential benefits in allied conditions such as dyslipidemia, atherosclerosis, and coronary heart disease.

        In September 2007, we reported positive interim results from the ongoing 28-day Phase IIa placebo-controlled clinical trial in type 2 diabetes. In the patients included in this interim analysis, we observed positive effects on multiple clinically relevant endpoints such as fasting plasma glucose and on dyslipidemia, including reduction of LDL, total cholesterol and triglycerides. A three-month Phase IIb trial in type 2 diabetes is scheduled to begin in the first half of 2008.

        For INCB20817, our follow on 11ßHSD1 compound, the Investigational New Drug Application (IND) has been accepted and Phase I trials are expected to begin in the first half of 2008.

HM74a for Type 2 Diabetes

        HM74a is a G-protein-coupled receptor (GPCR) that is expressed in adipocytes (fat cells). GPCRs are a large protein family of transmembrane receptors that sense molecules outside the cell, activate signal transduction pathways and, ultimately, cellular responses. GPCRs are involved in many diseases, and are the target of many existing drugs.

        Agonism of HM74a by niacin causes a reduction in circulating free fatty acids (FFA). It is known that elevated levels of FFAs are associated with an increase in glucose production and a decrease in glucose uptake which leads to insulin resistance. While oral administration of niacin leads to a decrease in glucose production and an increase in glucose uptake, niacin treatments cannot be used to treat insulin resistance in type 2 diabetics because these compounds have very short half-lives that lead to intolerance and discomfort such as cutaneous flushing. Additionally, the short half-life of niacin treatments can cause FFA levels to rebound and actually lead to increased glucose level. In contrast to niacin containing treatments, our lead HM74a agonist, INCB19602, which is in Phase I clinical trials in healthy volunteers, does not appear to cause flushing and has resulted in profound and sustained reductions in FFA levels without causing rebound. We therefore believe an HM74a agonist could prove to be an effective treatment for insulin resistance in type 2 diabetics without the adverse effect and limitations of niacin containing treatments. If the results from the Phase I trials continue to support development of INCB19602, we intend to begin a 28-day Phase IIa clinical trial in type 2 diabetics in the first half of 2008.

CCR5 Antagonist Program for HIV

        CCR5 is a major chemokine receptor that the HIV virus uses to enter CD4 cells, which are critical to the human immune system. CCR5 antagonists belong to a new class of antiretrovirals known as HIV entry inhibitors. This new class includes various experimental compounds designed to block cell surface receptors, such as CCR5 or CXCR4, as well as other novel compounds that block HIV fusion with the cell surface. Entry inhibitors work by blocking HIV before the virus enters the cell and begins its replication process. In contrast, existing HIV drugs such as nucleoside or nucleotide reverse transcriptase inhibitors (NRTIs), non-nucleoside reverse transcriptase inhibitors (NNRTIs) and protease inhibitors work inside the cell and target the proteins, reverse transcriptases and proteases that are involved in the replication of the virus.

        Our CCR5 antagonist program has yielded potent, selective, proprietary compounds with pharmacokinetic properties that have the potential to allow once-daily dosing without use of ritonavir boosting, a key distinction from other CCR5 antagonists. Ritonavir is a protease inhibitor that is often used in combination with other drugs to improve or 'boost' the bioavailability and cellular penetration of other drugs but which is associated with increased cardiovascular risk. This dosing profile is particularly attractive in patients who are in the earlier stages of disease, where CCR5 is most prevalent, where the majority of regimens are once-daily (which improves patient compliance), and where ritonavir, which increases the risk of cardiovascular disease, is less frequently used. Once-a-day dosing also offers the potential for the development of once-daily fixed dose combination formulations with other anti-HIV medications.

        We have two CCR5 antagonists in development, INCB9471 and INCB15050. INCB9471 is the most advanced compound in this program. Thus far, from a 14-day Phase IIa clinical trial, we have seen positive results demonstrating that once-daily dosing with INCB9471 offers sustained inhibition of viral replication. This suggests that INCB9471 may provide an advantage over other CCR5 antagonists in development and other antiretroviral drugs that have shorter half-lives, less than 24 hours, especially in patients who are intermittently non-compliant with their medications. Lack of adherence with drugs that have short half lives can lead to insufficient drug levels, which reduces the effectiveness of the drug regimen and allows the virus to replicate. We are conducting several required drug interaction studies and completing longer-term safety studies with INCB9471 to support initiation of two Phase IIb trials in treatment-experienced HIV patients.

        Our follow-on CCR5 antagonist, INCB15050, has completed Phase I development. While the results from the Phase I clinical trials suggest that INCB15050 also has the potential to be a potent once-a-day treatment, based on the positive Phase IIa clinical trial data that we have seen with the lead compound, INCB9471, we do not plan to advance INCB15050 beyond Phase I clinical trials at this time.

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

        Currently approved therapies target one or more of the EGFR pathways. However, these currently available therapeutics may not block all EGFR family-mediated signaling, even in the tumor types in which they are approved. In contrast, we believe our sheddase inhibitor targets all four EGFR signaling pathways and may provide meaningful advantages over therapies that target one or two.

        We have identified novel, potent, and orally available small-molecule inhibitors of sheddase that, in preclinical models, show efficacy as single agents and show synergy with other targeted therapeutic agents and with cytotoxics. INCB7839, the lead compound from this program, is currently in Phase II development. The first of two Phase II trials has been initiated and is designed to determine the effectiveness of INCB7839 when used in combination with Herceptin. A second Phase II trial in breast cancer patients is planned that will evaluate INCB7839 as a monotherapy.

CCR2 Receptor Antagonist Program for Inflammatory Diseases

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

        We established a collaborative research and license agreement with Pfizer Inc. ("Pfizer) in January 2006 in which Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. We retained rights to certain CCR2 antagonists for MS and lupus nephritis and other autoimmune nephritides.

        We are pursuing MS first given the preclinical evidence suggesting that selective CCR2 antagonism has therapeutic potential in this disease. We have selected a lead clinical candidate, INCB8696, and initiated a Phase I clinical trial in healthy volunteers in 2007.

  Discovery

        We have a number of early discovery programs at various stages of preclinical testing, including two lead clinical candidates in oncology. We do not typically disclose these programs and/or targets until we have successfully completed preclinical toxicology tests with the lead clinical candidate.

Commercial Strategy

        We intend to develop and commercialize some of our compounds on our own in selected markets where we believe a company of our size can compete effectively, such as oncology and certain inflammatory conditions. For programs that target large primary care indications such as diabetes, or require lengthy and expensive clinical development plans, we intend to form strategic alliances with companies that have greater financial and commercial resources than we do, as we did with Pfizer for our CCR2 antagonist program.

Collaborative Research and License Agreement with Pfizer

        Effective in January 2006, we entered a collaborative research and license agreement with Pfizer for the pursuit of our CCR2 antagonist program. We received an upfront nonrefundable payment of $40.0 million in January 2006. In addition, we received an aggregate of $20.0 million through the purchase of convertible subordinated notes, $10.0 million in February 2006 and $10.0 million in October 2007, and we are eligible to receive additional future development and milestone payments of up to $740.0 million for the successful development and commercialization of CCR2 antagonists in multiple indications, as well as royalties on worldwide sales. We received a $3.0 million milestone payment from Pfizer in 2007. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds, the most advanced of which was in Phase IIa clinical trials in rheumatoid arthritis and insulin-resistant obese patients at the time the agreement became effective in January 2006. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and lupus nephritis and other autoimmune nephritides, for which we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on preclinical development candidates we select for pursuit in these indications.

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

        In a number of countries, including in particular, developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs available at a low cost. In some cases, governmental authorities have indicated that where pharmaceutical companies do not do so, their patents might not be enforceable to prevent generic competition. Some major pharmaceutical companies have greatly reduced prices for their drugs in certain developing countries. If certain countries do not permit enforcement of any of our patents, sales of our products in those countries, and in other countries by importation from low-price countries, could be reduced by generic competition or by parallel importation of our product. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products in those countries, thereby reducing our product sales, or we could respond to governmental concerns by reducing prices for our products. In all of these situations, our results of operations could be adversely affected.

Government Regulation

        Our related ongoing research and development activities and any manufacturing and marketing of our potential small molecule products to treat major medical conditions are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the United States Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of these products. None of our drug candidates has, to date, been submitted for approval for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate's safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations in humans, we must submit to, and receive approval from, the FDA of an IND application. The steps required before a drug may be marketed in the United States include:

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

  •
  delays in approvals from a study site's IRB;

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

        The FDA's fast track program is intended to facilitate the development and expedite the review of drug candidates intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for these conditions. Under this program, the FDA can, for example, review portions of an NDA for a fast track product before the entire application is complete, thus potentially beginning the review process at an earlier time.

        We cannot guarantee that the FDA will grant any of our requests for fast track designation, that any fast track designation would affect the time of review or that the FDA will approve the NDA submitted for any of our drug candidates, whether or not fast track designation is granted. Additionally, FDA approval of a fast track product can include restrictions on the product's use or distribution (such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or experience). Approval of fast track products can be conditioned on additional clinical trials after approval.

        FDA procedures also provide for priority review of NDAs submitted for drugs that, compared to currently marketed products, offer a significant improvement in the treatment, diagnosis or prevention of a disease. The FDA seeks to review NDAs that are granted priority status more quickly than NDAs given standard status. The FDA's stated policy is to act on 90% of priority NDAs within six months of receipt. Although the FDA historically has not met these goals, the agency has made significant improvements in the timeliness of the review process.

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

Incyte's Transition into Small-Molecule Drug Discovery and Development

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

Research and Development

        Since our inception, we have made substantial investments in research and technology development. During 2007, 2006 and 2005, we incurred research and development expenses of $104.9 million, $87.6 million and $95.6 million, respectively.

Human Resources

        As of December 31, 2007, we had 196 employees, including 158 in research and development and 38 in operations support, finance and administrative positions. Of these employees, 74 employees have advanced technical degrees including 8 MD's and 66 Ph.D's. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

        The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our drug discovery and development efforts may target diseases and conditions that are already subject to existing therapies or that are being developed by our competitors, many of which have substantially greater resources, larger research and development staffs and facilities, more experience in completing preclinical testing and clinical trials, and formulation, marketing and manufacturing capabilities. As a result of these resources, our competitors may develop drug products that render our products obsolete or noncompetitive by developing more effective drugs or by developing their products more efficiently. Our ability to develop competitive products would be limited if our competitors succeeded in obtaining regulatory approvals for drug candidates more rapidly than we were able to or in obtaining patent protection or other intellectual property rights that limited our drug development efforts. Any drugs resulting from our research and development efforts, or from our joint efforts with collaborators or licensees, might not be able to compete successfully with our competitors' existing and future products, or obtain regulatory approval in the United States or elsewhere.

We depend on our collaboration with Pfizer for the development and commercialization of CCR2 antagonist compounds.

        Under our collaborative research and license agreement with Pfizer, Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides.

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

        Pfizer has certain rights to terminate the license agreement, including the right to terminate upon 90 days' notice for any reason. Pfizer also has the right to terminate its rights and obligations with respect to certain indications. If Pfizer terminates the license agreement or its rights with respect to certain indications, we may not be able to find a new collaborator to replace Pfizer, and our business could be adversely affected.

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

Our reliance on other parties to manufacture our drug candidates could result in a short supply of the drugs, delays in clinical trials or drug development, increased costs and withdrawal or denial of the regulatory authority's approval.

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

We depend on key employees in a competitive market for skilled personnel, and the loss of the services of any of our key employees or our inability to attract and retain additional personnel would affect our ability to expand our drug discovery and development programs and achieve our objectives.

        We are highly dependent on the principal members of our management, operations and scientific staff. We experience intense competition for qualified personnel. Our future success also depends in part on the continued service of our executive management team, key scientific and management personnel and our ability to recruit, train and retain essential scientific personnel for our drug discovery and development programs, including those who will be responsible for overseeing our preclinical testing and clinical trials as well as for the establishment of collaborations with other companies. If we lose the services of any of these people or if we are unable to recruit sufficient qualified personnel, our research and product development goals, including the identification and establishment of key collaborations, operations and marketing efforts could be delayed or curtailed. We do not maintain "key person" insurance on any of our employees.

If we fail to manage our growth effectively, our ability to develop and commercialize products could suffer.

        We expect that if our clinical drug candidates continue to progress in development, we continue to build our development organization and our drug discovery efforts continue to generate drug candidates, we will require significant additional investment in personnel, management and resources. Our ability to commercialize our drug candidates and to achieve our research and development objectives depends on our ability to respond effectively to these demands and expand our internal organization, systems and controls to accommodate additional anticipated growth. If we are unable to manage our growth effectively, our business could be harmed and our ability to execute our business strategy could suffer.

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

  •
  we may experience difficulty and expense in assimilating the operations and personnel of the acquired businesses, disrupting our business and diverting our management's time and attention;

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

        We had net losses from inception in 1991 through 1996 and in 1999 through 2007. Because of those losses, we had an accumulated deficit of $1.0 billion as of December 31, 2007. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2008 and in future periods as well.

        We anticipate that our drug discovery and development efforts will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can sell a drug product. The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated revenues and we cannot assure you that we will generate revenues from the drug candidates that we license or develop for several years, if ever. We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we were successful in obtaining regulatory approvals for manufacturing and commercializing a drug candidate, we expect that we will continue to incur losses if our drug products do not generate significant revenues. If we achieve profitability, we may not be able to sustain or increase profitability.

We will need additional capital in the future. The capital markets may not permit us to raise additional capital at the time that we require it, which could result in limitations on our research and development or commercialization efforts or the loss of certain of our rights in our technologies or drug candidates.

        Our future funding requirements will depend on many factors and we anticipate that we will need to raise additional capital to fund our business plan and research and development efforts going-forward. Additional factors that may affect our future funding requirements include:

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

        We derived substantially all of our revenues for the year ended December 31, 2007 from our collaborative research and license agreement with Pfizer and from licensing our intellectual property to others. We may be unable to enter into additional collaborative agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under our collaborative agreements. Part of our prior strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

        As of December 31, 2007, the aggregate principal amount of total consolidated debt was $421.8 million and our stockholders' deficit was $159.5 million. The documents pursuant to which our outstanding convertible senior and subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

        In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible senior notes and convertible subordinated notes. As of December 31, 2007, $151.8 million aggregate principal amount of our 3 1/2% convertible senior notes due 2011 was outstanding. Our annual interest payments, beginning in 2007, for the 3 1/2% convertible senior notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.3 million, and an additional $2.6 million in interest is payable in 2011. As of December 31, 2007, $250.0 million aggregate principal amount of our 3 1/2% convertible subordinated notes due 2011 was outstanding. Our annual interest payments for the 3 1/2% convertible subordinated notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011. As of December 31, 2007, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

        From time to time we may receive notices from third parties offering licenses to technology or alleging patent, trademark, or copyright infringement, claims regarding trade secrets or other contract claims. Receipt of these notices could result in significant costs as a result of the diversion of the attention of management from our drug discovery and development efforts. Parties sending these notices may have brought and in the future may bring litigation against us or seek arbitration relating to contract claims.

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

        We may be unsuccessful in defending or pursuing these lawsuits, claims or other legal proceedings. Regardless of the outcome, litigation or other legal proceedings can be very costly and can divert management's efforts. For example, we recently settled patent litigation with Invitrogen Corporation. We incurred significant expenses related to this litigation and, as part of the settlement, paid Invitrogen $3.4 million. An adverse determination may subject us to significant liabilities or require us or our collaborators or licensees to seek licenses to other parties' patents or proprietary rights. We or our collaborators or licensees may also be restricted or prevented from manufacturing or selling a drug or other product that we or they develop. Further, we or our future collaborators or licensees may not be able to obtain any necessary licenses on acceptable terms, if at all. If we are unable to develop non-infringing technology or license technology on a timely basis or on reasonable terms, our business could be harmed.

We may be unable to adequately protect or enforce our proprietary information, which may result in its unauthorized use, a loss of revenue under a collaboration agreement or loss of sales to generic versions of our products or otherwise reduce our ability to compete in developing and commercializing products.

        Our business and competitive position depends in significant part upon our ability to protect our proprietary technology, including any drug products that we create. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. For example, one of our collaborators may disclose proprietary information pertaining to our drug discovery efforts. Our patent applications may fail to result in issued patents. In addition, because patent applications can take several years to issue as patents, there may be pending patent applications of others that may later issue as patents that cover some aspect of our drug candidates. Our existing patents and any future patents we may obtain may not be broad enough to protect our products or all of the potential uses of our products, or otherwise prevent others from developing competing products or technologies. In addition, our patents may be challenged and invalidated or may fail to provide us with any competitive advantages if, for example, others were first to invent or first to file a patent application for the technologies and products covered by our patents.

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

        Biotechnology and pharmaceutical patent law outside the United States is even more uncertain and costly than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors' foreign patents, which could result in substantial costs and diversion of our efforts.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties

        Our corporate headquarters is in Wilmington, Delaware, which is where our drug discovery and development operations are also located. These facilities are leased to us until June 2010. We believe that these facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required. In addition to this lease, we had lease agreements as of December 31, 2007 for facilities that were closed as a part of the restructurings of our genomic information business in Palo Alto and San Diego, California. As of December 31, 2007, we had multiple sublease and lease agreements covering approximately 273,000 square feet that expire on various dates ranging from June 2008 to March 2011. Of the approximately 273,000 square feet leased, approximately 174,000 square feet of this space is currently subleased to others.

Item 3.    Legal Proceedings

        We are not currently a party to any material legal proceedings. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

        Our executive officers are as follows:

        Paul A. Friedman, M.D., age 65, joined Incyte as the Chief Executive Officer and a Director in November 2001. Dr. Friedman also serves as our President. From 1998 until October 2001, Dr. Friedman served as President of DuPont Pharmaceuticals Research Laboratories, a wholly owned subsidiary of DuPont Pharmaceuticals Company (formerly The DuPont Merck Pharmaceutical Company), from 1994 to 1998 he served as President of Research and Development of The DuPont Merck Pharmaceutical Company, and from 1991 to 1994 he served as Senior Vice President at Merck Research Laboratories. Prior to his work at Merck and DuPont, Dr. Friedman was an Associate Professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a Diplomat of the American Board of Internal Medicine and a Member of the American Society of Clinical Investigation. He received his A.B. in Biology from Princeton University and his M.D. from Harvard Medical School.

        David C. Hastings, age 46, has served as Executive Vice President and Chief Financial Officer since October 2003. From February 2000 to September 2003, Mr. Hastings served as Vice President, Chief Financial Officer, and Treasurer of ArQule, Inc. Prior to his employment with ArQule, Mr. Hastings was Vice President and Corporate Controller at Genzyme, Inc., where he was responsible for the management of the finance department. Prior to his employment with Genzyme, Mr. Hastings was the Director of Finance at Sepracor, Inc., where he was primarily responsible for Sepracor's internal and external reporting. Mr. Hastings is a Certified Public Accountant and received his B.A. in Economics at the University of Vermont.

        John A. Keller, Ph.D., age 43, has served as Executive Vice President and Chief Business Officer since September 2003. From January 2001 to September 2003, Dr. Keller served as Vice President, Business Development at GlaxoSmithKline. From February 1987 to January 2001, Dr. Keller held a range of positions at SmithKline Beckman and SmithKline Beecham, in areas encompassing discovery research, project management, R&D strategy, alliance management and business development. Dr. Keller received his B.A. from Johns Hopkins University and his Ph.D. in Microbiology from Rutgers University.

        Brian W. Metcalf, Ph.D., age 62, has served as Executive Vice President and Chief Drug Discovery Scientist since February 2002. From March 2000 to February 2002, Dr. Metcalf served as Senior Vice President and Chief Scientific Officer of Kosan Biosciences Incorporated. From December 1983 to March 2000, Dr. Metcalf held a number of executive management positions with SmithKline Beecham, most recently as Senior Vice President, Discovery Chemistry and Platform Technologies. Prior to joining SmithKline Beecham, Dr. Metcalf held positions with Merrell Research Center from 1973 to 1983. Dr. Metcalf received his B.S. and Ph.D. in Organic Chemistry from the University of Western Australia.

        Patricia A. Schreck, age 54, joined Incyte as Executive Vice President and General Counsel in December 2003. Prior to joining Incyte, Ms. Schreck was Chief Patent Counsel at Elan Drug Delivery, Inc. Previously, she served as General Counsel for Genomics Collaborative, Inc. and diaDexus, Inc. (a SmithKline Beecham and Incyte joint venture). From 1992 through 1998, Ms. Schreck held a variety of senior patent and corporate legal positions at SmithKline Beecham. Ms. Schreck holds a B.A. in Chemistry and Biology from the University of Colorado and a J.D. from Villanova University School of Law. Ms. Schreck is admitted to practice before the United States Patent bar.

        Paula Swain, age 50, has served as Executive Vice President, Human Resources, of Incyte since August 2002 and joined the company as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol Meyers Squibb from October 2001 to January 2002, after they acquired DuPont Pharmaceuticals Company. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock, par value $.001, is traded on The Nasdaq Global Market ("Nasdaq") under the symbol "INCY." The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on Nasdaq as reported in its consolidated transaction reporting system.

	High	Low
2006
First Quarter	$6.25	$5.01
Second Quarter	4.62	3.51
Third Quarter	5.20	3.85
Fourth Quarter	6.10	4.12
2007
First Quarter	7.70	5.84
Second Quarter	8.30	5.79
Third Quarter	7.76	4.75
Fourth Quarter	10.93	7.02

        As of December 31, 2007, our common stock was held by 323 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Item 6.    Selected Financial Data

Selected Consolidated Financial Data
(in thousands, except per share data)

        The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data(1):
Revenues:
Contract revenues(2)	$29,852	$24,226	$—	$—	$—
License and royalty revenues	4,588	3,417	7,846	14,146	41,197

Total revenues	34,440	27,643	7,846	14,146	41,197
Costs and expenses:
Research and development	104,889	87,596	95,618	88,271	111,404
Selling, general and administrative	15,238	14,027	11,656	20,551	29,370
Purchased in-process research and development	—	—	—	—	33,952
Other expenses(3)	(407)	2,884	1,356	54,177	15,823

Total costs and expenses	119,720	104,507	108,630	162,999	190,549

Loss from operations	(85,280)	(76,864)	(100,784)	(148,853)	(149,352)
Interest and other income (expense), net	22,431	20,679	12,527	3,563	(7,988)
Interest expense	(24,032)	(17,911)	(16,052)	(17,241)	(9,561)
Gain (loss) on certain derivative financial instruments	—	—	(106)	(454)	151
Gain (loss) on redemption/repurchase of convertible subordinated notes	—	(70)	506	(226)	706

Loss from continuing operations before income taxes	(86,881)	(74,166)	(103,909)	(163,211)	(166,044)
Provision (benefit) for income taxes	—	—	(552)	453	342

Loss from continuing operations	(86,881)	(74,166)	(103,357)	(163,664)	(166,386)
Gain (loss) from discontinued operation, net of tax	—	—	314	(1,153)	(77)

Net loss	$(86,881)	$(74,166)	$(103,043)	$(164,817)	$(166,463)

Basic and diluted per share data
Continuing operations	$(1.03)	$(0.89)	$(1.24)	$(2.19)	$(2.33)
Discontinued operation	—	—	—	(0.02)	—

	$(1.03)	$(0.89)	$(1.24)	$(2.21)	$(2.33)

Number of shares used in computation of basic and diluted per share data	84,185	83,799	83,321	74,555	71,369

(1)
In December 2004, we entered into an agreement to sell certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts, which subsequently closed in January 2005.

  Fiscal years 2003 through 2004 have been restated to present the operations of our Proteome facility as a discontinued operation.

(2)
2007 and 2006 contract revenues relate to our collaborative research and license agreement with Pfizer Inc.

(3)
2007 and 2005 charges relates to restructuring activity. 2006 charges relate to restructuring charges and $3.4 million paid to Invitrogen as a settlement fee. 2004 and 2003 charges relate to restructuring charges and impairment of a long-lived asset.

	December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term and long-term marketable securities	$257,327	$329,810	$344,971	$469,764	$293,807
Working capital	227,817	278,421	326,119	449,832	268,937
Total assets	275,695	353,603	374,108	516,919	379,545
Convertible senior notes	122,180	113,981	—	—	—
Convertible subordinated notes	264,376	257,122	341,862	378,766	167,786
Stockholders' equity (deficit)	(159,517)	(84,908)	(19,397)	78,517	154,333

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Overview

        Incyte is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a pipeline with programs in oncology, inflammation, diabetes and human immunodeficiency virus (HIV).

        Thus far in our drug discovery and development activities, which began in early 2002, we have filed twelve Investigational New Drug Applications (INDs) and have progressed eight internally developed proprietary compounds into clinical development. Currently, four of these compounds have advanced into Phase II clinical trials. Our wholly-owned pipeline includes the following compounds:

Drug Target	Drug Compound	Indication	Development Status
JAK	INCB18424 (Oral) INCB18424 (Topical) INCB28050	Myelofibrosis Rheumatoid Arthritis Refractory Prostate Cancer Multiple Myeloma Psoriasis Psoriasis Rheumatoid Arthritis	Phase IIa Phase IIa Phase IIa Phase IIa Phase I Phase IIa Preclinical
HSD1	INCB13739 INCB20817	Type 2 Diabetes Type 2 Diabetes	Phase IIa Phase I
HM74a	INCB19602	Type 2 Diabetes	Phase I
CCR5	INCB9471 INCB15050	HIV HIV	Phase II Phase I
Sheddase	INCB7839	Solid Tumors Breast Cancer	Phase IIa Phase II
CCR2	INCB8696	Multiple Sclerosis	Phase I
Other Lead clinical candidate Lead clinical candidate		Oncology Oncology	Pre-clinical Pre-clinical

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

Collaborative Research and License Agreement with Pfizer

        Effective in January 2006, we entered a collaborative research and license agreement with Pfizer Inc. ("Pfizer") for the pursuit of our CCR2 antagonist program. We received an upfront nonrefundable payment of $40.0 million in January 2006. In addition, we received an aggregate of $20.0 million through the purchase of convertible subordinated notes, $10.0 million in February 2006 and $10.0 million in October 2007 (the "Pfizer Notes"), and we are eligible to receive additional future development and milestone payments of up to $740.0 million for the successful development and commercialization of CCR2 antagonists in multiple indications, as well as royalties on worldwide sales. We received a $3.0 million milestone payment from Pfizer in 2007. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds, the most advanced of which was in Phase IIa clinical trials in rheumatoid arthritis and insulin-resistant obese patients at the time the agreement became effective in January 2006. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and lupus nephritis and other autoimmune nephritides, for which we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on preclinical development candidates we select for pursuit in these indications.

Restructuring Programs

        In February 2004, we made the decision to discontinue further development of our information products line, close our Palo Alto headquarters and focus solely on the discovery and development of novel drugs. We recorded $42.1 million in restructuring charges in 2004, including charges related to the closure of our facilities, prior tenant improvements and equipment, a workforce reduction and other items. The restructuring charge originally included the present value of future lease obligations for two facilities. In the fourth quarter of 2004, we made a lease termination payment to satisfy our remaining lease obligation with respect to one of the facilities. The lease obligation for the second facility extends through March 2011. As a result of the long term nature of the remaining lease obligation, we will be recording a charge each period through the March 2011 termination date of the lease related to increases in the fair value of the lease obligations in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which total approximately $0.9 million at December 31, 2007. The cash impact in 2007 from restructuring related charges was $5.6 million.

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

        We have entered into various types of agreements for access to our information databases and use of our intellectual property. Revenues are deferred for fees received before earned or until no further obligations exist. We exercise judgment in determining that collectibility is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the customer's payment history and on the creditworthiness of the customer.

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

        In connection with our collaborative research and license agreement with Pfizer, we received an upfront non-refundable payment of $40.0 million in January 2006. The $40.0 million upfront fee was recorded as deferred revenue and is being recognized on a straight-line basis over two years, our estimated performance period under the agreement. In February 2006 and October 2007, Pfizer purchased the Pfizer Notes. As the Pfizer Notes are non-interest bearing, they have been discounted to their net present value. The difference between the cash received and the present value of the Pfizer Notes, plus the related beneficial conversion feature, totals $3.2 million for each note, which represents additional consideration from Pfizer under the agreement. We have accounted for this additional consideration as deferred revenue and will recognize it over our estimated performance period under the agreement. We recognize contract revenues in connection with research services provided to Pfizer as earned. We received a $3.0 million milestone payment from Pfizer in 2007 that is included in contract revenues. All milestone payments will be recognized as revenue upon the achievement of the associated milestone.

        Research and Development Costs.    In accordance with Statement of Financial Accounting Standards No. 2 ("SFAS 2"), Accounting for Research and Development Costs, it is our policy to expense research and development costs as incurred. We often contract with clinical research organizations ("CROs") to facilitate, coordinate and perform agreed upon research and development of a new drug. To ensure that research and development costs are expensed as incurred, we record monthly accruals for clinical trials and preclinical testing costs based on the work performed under the contract.

        These CRO contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones. In the event that we prepay

CRO fees, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed in accordance with EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Most professional fees, including project and clinical management, data management, monitoring, and medical writing fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date.

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

        When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS 144"), we perform an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset's carrying amount and its fair value.

        Restructuring Charges.    Costs associated with restructuring activities initiated after December 31, 2002, are accounted for in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). Costs associated with restructuring activities initiated prior to December 31, 2002 have been recorded in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3") and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges ("SAB 100"). Restructuring costs resulting from the acquisition of Maxia Pharmaceuticals, Inc. ("Maxia") have been recorded in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination ("EITF 95-3"). The restructuring charges are comprised primarily of costs to exit facilities, reduce our workforce, write-off fixed assets, and pay for outside services incurred in the restructuring. The workforce reduction charge is determined based on the estimated severance and fringe benefit charge for identified employees. In calculating the cost to exit the facilities, we estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, the amount, if any, of sublease receipts and real estate broker fees. This requires us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we perform an assessment of the affected facilities and consider the current market conditions for each site. We also estimate our credit adjusted risk free interest rate in order to discount our projected lease payments in accordance with SFAS 146. Estimates are also used in our calculation of the estimated realizable value on equipment that is being held for sale. These estimates are formed based on recent history of sales of similar equipment and market conditions. Our assumptions on either the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of fixed assets held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded.

        At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. We periodically evaluate current available information and adjust our restructuring reserve as necessary. We also make adjustments related to accrued professional fees to adjust estimated amounts to actual. For the year ended December 31, 2007, such adjustments were made for the 2002 restructuring program, 2004 restructuring program, and the acquisition of Maxia.

        Stock Compensation.    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), Share-Based Payment, which revised Statement of Financial Accounting Standards 123 ("SFAS 123"), Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations. Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations. Prior to January 1, 2006, we had adopted the disclosure-only provisions under SFAS 123. Under the provisions of SFAS 123R, we recorded $10.1 million and $8.9 million of stock compensation expense for the years ended December 31, 2007 and 2006, respectively.

Results of Operations

Years Ended December 31, 2007 and 2006

        We recorded net losses from operations for the years ended December 31, 2007 and 2006 of $86.9 million and $74.2 million, respectively. On a basic and diluted per share basis, net loss from operations was $1.03 and $0.89 for the years ended December 31, 2007 and 2006, respectively.

Revenues

	For the Years Ended, December 31,
	2007	2006
	(in millions)
Contract revenues	$29.8	$24.2
License and royalty revenues	4.6	3.4

Total revenues	$34.4	$27.6

        Our contract revenues were $29.8 million and $24.2 million in 2007 and 2006, respectively. Contract revenues were derived from recognition of revenue associated with the Pfizer $40.0 million upfront fee, recognition of revenue associated with the debt discount and beneficial conversion feature related to the Pfizer Notes, and research services provided to Pfizer. In addition, we received a $3.0 million milestone payment from Pfizer during 2007.

        Our license and royalty revenues were $4.6 million and $3.4 million in 2007 and 2006, respectively. License and royalty revenues were derived from database subscriptions and licensing of our gene- and genomic-related intellectual property. We expect that revenues generated from information products, including licensing of gene- and genomic-related intellectual property, will decline as we focus on our drug discovery and development programs.

        For the year ended December 31, 2006, revenues from companies considered to be related parties, as defined by FASB Statement No. 57, Related Party Disclosures ("SFAS 57") was $0.3 million. There was no such revenue recorded for the year ended December 31, 2007. Our related parties consist of companies in which members of our Board of Directors have invested, either directly or indirectly, or in which a member of our Board of Directors is an officer or holds a seat on the Board of Directors (other than an Incyte-held Board seat).

Operating Expenses

  Research and development expenses

	For the Years Ended, December 31,
	2007	2006
	(in millions)
Salary and benefits related	$32.8	$27.1
Stock compensation	6.9	5.7
Collaboration and outside services	47.9	38.9
Occupancy and all other costs	17.3	15.9

Total research and development expenses	$104.9	$87.6

        We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2006 to 2007 due to increased development headcount and incentive compensation expense. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in collaboration and outside services from 2006 to 2007 is due primarily from the growth and steady advancement of our clinical pipeline. The increase in occupancy and other costs from 2006 to 2007 was primarily the result of costs associated with intellectual property protection.

        Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities. Many factors can affect the cost and timing of our clinical trials, including inconclusive results requiring additional clinical trials, slow patient enrollment, the need to enroll additional patient cohorts, adverse side effects among patients, the availability of supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our product candidates will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

Selling, general and administrative expenses

	For the Years Ended, December 31,
	2007	2006
	($ in millions)
Salary and benefits related	$6.4	$5.4
Stock compensation	3.2	3.2
Other contract services and outside costs	5.6	5.4

Total selling, general and administrative expenses	$15.2	$14.0

        Salary and benefits related expense increased from 2006 to 2007 due to increased incentive compensation expense. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation.

        Other expenses.    Other expenses for the years ended December 31, 2007 and 2006 were $(0.4) million and $2.9 million, respectively. The decrease from 2006 to 2007 is due primarily to the settlement agreement with Invitrogen related to our discontinued genomic information business which resulted in a $3.4 million charge recorded in other expenses in 2006. This settlement resolved all outstanding claims included in the litigation.

        In 2007, we recorded $0.7 million of expense in connection with our 2004 restructuring program and $0.9 million of benefit in connection with our 2002 restructuring program and a facility closed in connection with our acquisition of Maxia. In 2006, we recorded $1.0 million of expense in connection with our 2004 restructuring program and $1.5 million of benefit in connection with our 2002 restructuring program and a facility closed in connection with our acquisition of Maxia.

Other income (expense)

        Interest and other income (expense), net.    Interest and other income (expense), net, for the years ended December 31, 2007 and 2006 was $22.4 million and $20.7 million, respectively. The increase in 2007 from 2006 was primarily attributable to the $8.5 million realized gain recorded from the sale of our investment in a privately-held company in December 2007 offset by a lower average cash balance during 2007. In 2006, we recorded a $6.2 million realized gain from the sale of our investment in a publicly-held company offset by an impairment charge of $1.3 million recorded to reduce the carrying value of our investment in a privately-held investee.

        Interest expense.    Interest expense for the years ended December 31, 2007 and 2006 was $24.0 million and $17.9 million, respectively. The increase in 2007 from 2006 is primarily attributable to the increase in accretion of the discount related to the 3 1/2% convertible senior notes due 2011 (the "3 1/2% Senior Notes") issued in September 2006 of $8.2 million in 2007 compared to $2.1 million in the corresponding period of 2006.

        Gain (loss) on redemption/repurchase of convertible subordinated notes.    In 2006 we redeemed $91.6 million principal amount of our 5.5% convertible subordinated notes due 2007 (the "5.5% Notes"). The redemption resulted in a loss of $0.1 million for the year ended December 31, 2006.

        Provision (benefit) for income taxes.    Due to our net losses in 2007 and 2006, we did not have an annual income tax provision.

Years Ended December 31, 2006 and 2005

        We recorded net losses from continuing operations for the years ended December 31, 2006 and 2005 of $74.2 million and $103.4 million, respectively. On a basic and diluted per share basis, net loss from continuing operations was $0.89 and $1.24 for the years ended December 31, 2006 and 2005, respectively.

Revenues

	For the Years Ended, December 31,
	2006	2005
	(in millions)
Contract revenues	$24.2	$—
License and royalty revenues	3.4	7.8

Total revenues	27.6	7.8

        Our contract revenues were $24.2 million and $0.0 million in 2006 and 2005, respectively. Contract revenues were derived from recognition of revenue associated with the Pfizer $40.0 million upfront fee, recognition of revenue associated with the debt discount and beneficial conversion feature related to the Pfizer Note due 2013, and research services provided to Pfizer.

        Our license and royalty revenues were $3.4 million and $7.8 million in 2006 and 2005, respectively. License and royalty revenues were derived from database subscriptions and licensing of our gene- and genomic-related intellectual property. The decrease in license and royalty revenues from 2005 to 2006 is attributable to our decision to discontinue offering information products. The increase in revenues from 2005 to 2006 was due to our collaborative research and license agreement with Pfizer.

        For the year ended December 31, 2006 revenues from companies considered to be related parties, as defined by SFAS 57 were $0.3 million. There were no such revenues recorded for the year ended December 31, 2005.

Operating Expenses

  Research and development expenses

	For the Years Ended, December 31,
	2006	2005
	($ in millions)
Salary and benefits related	$27.1	$27.3
Stock compensation	5.7	—
Collaboration and outside services	38.9	49.9
Occupancy and all other costs	15.9	18.4

Total research and development expenses	$87.6	$95.6

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

  Selling, general and administrative expenses

	For the Years Ended, December 31,
	2006	2005
	($ in millions)
Salary and benefits related	$5.4	$5.6
Stock compensation	3.2	0.2
Other contract services and outside costs	5.4	5.9

Total selling, general and administrative expenses	$14.0	$11.7

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

        Other expenses.    Other expenses for the years ended December 31, 2006 and 2005 were $2.9 million and $1.4 million, respectively, and represent charges recorded in connection with restructuring and long-lived asset impairments. The increase from 2005 to 2006 is due primarily to the settlement agreement with Invitrogen related to our discontinued genomic information business which resulted in a $3.4 million charge recorded in other expenses. This settlement resolved all outstanding claims included in the litigation.

        In 2006, we recorded $1.0 million of expense in connection with our 2004 restructuring program and $1.5 million of benefit in connection with our 2002 restructuring program and a facility closed in connection with our acquisition of Maxia.

        In 2005, in conjunction with our 2004 restructuring program, we recorded $1.0 million in expense, including charges related to the closure of our Palo Alto facility, previously capitalized tenant improvements and equipment, a workforce reduction and other items. During 2005, we also recorded charges of $0.4 million of expense in connection with our 2002 restructuring program and a facility closed in connection with our acquisition of Maxia.

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

        Interest expense.    Interest expense for the years ended December 31, 2006 and 2005 was $17.9 million and $16.1 million, respectively. The increase in 2006 from 2005 is primarily attributable to the accretion of $2.1 million of the discount related to the 3 1/2% Senior Notes issued in September 2006.

        Losses on certain derivative financial instruments.    Losses on certain derivative financial instruments for the year ended December 31, 2005 of $0.1 million represents the change in fair value of certain long-term investments, specifically warrants held in other companies, in accordance with FASB Statement No. 133, Accounting for Derivative Financial Instruments and Hedging Activities ("SFAS 133"). Gain or loss on derivative financial instruments may fluctuate in any given period based upon current market conditions and is recognized during the period of change.

        Gain (loss) on repurchase of convertible subordinated notes.    In 2006 we redeemed $91.6 million principal amount and in 2005 we repurchased, on the open market, $36.5 million face value of our 5.5% Notes. The redemption and repurchase resulted in a gain (loss) of $(0.1) million and $0.5 million, respectively, for the years ended December 31, 2006 and 2005.

        Provision (benefit) for income taxes.    Due to our net losses in 2006 and 2005, we had a minimal effective annual income tax rate. The benefit for income taxes for 2005 is primarily attributable to foreign withholding taxes.

        Gain (loss) from discontinued operation.    The gain from discontinued operation of $0.3 million in 2005 represent the results of our Proteome facility based in Beverly, Massachusetts. In December 2004, we entered into an agreement to sell certain assets and liabilities related to our Proteome facility, which subsequently closed in January 2005. The consolidated financial statements have been restated to present the operations of our Proteome facility as a discontinued operation for all periods presented.

Recent Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our condensed consolidated financial statements.

Liquidity and Capital Resources

	2007	2006	2005
	(in millions)
December 31:
Cash, cash equivalents, and short-term and long-term marketable securities	$257.3	$329.8	$345.0
Working capital	$227.8	$278.4	$326.1
Year ended December 31:
Cash provided by (used in):
Operating activities	$(92.7)	$(50.4)	$(101.9)
Investing activities	$170.4	$26.0	$15.5
Financing activities	$12.3	$31.7	$(34.3)
Capital expenditures (included in investing activities above)	$1.2	$1.6	$1.6

        Sources and Uses of Cash.    Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since we were incorporated in 1991 through 1996 and in 1999 through 2007. As such, we have funded our research and development operations through sales of equity securities, the issuance of convertible subordinated notes, cash received from customers, and collaborative arrangements. As of December 31, 2007, approximately $0.9 million of marketable securities were classified as long-term assets on the condensed consolidated balance sheet as they had been in an unrealized loss position for longer than six months and we had the ability to hold them until the carrying value recovers, which may be longer than one year. At December 31, 2007, we had available cash, cash equivalents, and short-term and long-term marketable securities of $257.3 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate bonds, asset backed and mortgage backed securities and money market accounts. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

        Cash used in Operating Activities.    The $42.3 million increase in cash used in operating activities from 2006 to 2007 was due primarily to the $40.0 million nonrefundable upfront fee received from Pfizer in January 2006. The $51.5 million decrease in cash used in operating activities from 2005 to 2006 was also due primarily to the $40.0 million upfront fee received from Pfizer in January 2006.

        Cash provided by Investing Activities.    Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former Maxia stockholders, capital expenditures and maturities/sales and purchases of marketable securities.

        Cash provided by (used in) Financing Activities.    In connection with the collaborative research and license agreement, Pfizer purchased a $10.0 million Pfizer Note in October 2007. In addition, we received $2.3 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2006, we issued a total of $151.8 million of 3 1/2% Senior Notes, which resulted in cash proceeds of approximately $111.9 million. In addition, we redeemed $91.6 million of the 5.5% Notes during 2006. In connection with the collaborative research and license agreement, Pfizer purchased a $10.0 million Pfizer Note in February 2006. During 2005, we paid $35.8 million in connection with repurchases of $36.5 million in face value of the 5.5% Notes, offset partially by $1.5 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.

        The following summarizes our significant contractual obligations as of December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$270.0	$—	$—	$250.0	$20.0
Principal on convertible senior debt	151.8	—	—	151.8	—
Interest on convertible subordinated debt	30.6	8.7	17.5	4.4	—
Interest on convertible senior debt	18.6	5.3	10.6	2.7	—
Non-cancelable operating lease obligations:
Related to current operations	11.9	4.8	7.1	—	—
Related to vacated space	25.6	8.4	16.1	1.1	—

Total contractual obligations	$508.5	$27.2	$51.3	$410.0	$20.0

        The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $3.1 million (less than 1 year), $4.2 million (years 1 - 3), and $0.3 million (years 4 - 5); these scheduled payments are not reflected in the above table.

        The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

        Commitments related to our acquisition of Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable. We completed our acquisition of Maxia in February 2003. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of December 31, 2007.

        We have entered into and may in the future seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

        We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary products, technologies and businesses; expenditures in connection with potential repayments of our 3 1/2% Senior Notes, 3 1/2% Subordinated Notes, the Pfizer Notes; expenditures in connection with our drug discovery and development programs; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreement with Pfizer; and costs associated with the integration of new operations assumed through any mergers and acquisitions. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs, and in 2008, will not represent a significant source of cash inflow for us.

Off Balance Sheet Arrangements

        We have no material off-balance sheet arrangements other than those that are discussed under Contractual Obligations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities, mortgage and asset-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of December 31, 2007, cash, cash equivalents and short-term and long-term marketable securities were $257.3 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2007 the decline in fair value would not be material.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Incyte Corporation

        We have audited the accompanying consolidated balance sheets of Incyte Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Corporation, at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, Incyte Corporation changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Incyte Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 26, 2008

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$108,854	$18,861
Marketable securities—available-for-sale	147,576	299,712
Accounts receivable	1,551	2,073
Prepaid expenses and other current assets	6,431	7,115

Total current assets	264,412	327,761
Marketable securities—available-for-sale	897	11,237
Property and equipment, net	3,943	5,890
Intangible and other assets, net	6,443	8,715

Total assets	$275,695	$353,603

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$7,806	$5,916
Accrued compensation	10,693	6,879
Interest payable	5,273	4,668
Accrued and other current liabilities	7,226	4,024
Deferred revenue	649	22,883
Accrued restructuring	4,948	4,970

Total current liabilities	36,595	49,340
Convertible senior notes	122,180	113,981
Convertible subordinated notes	264,376	257,122
Deferred revenue	—	348
Other liabilities	12,061	17,720

Total liabilities	435,212	438,511

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 84,533,069 and 83,972,726 shares issued and outstanding as of December 31, 2007 and 2006, respectively	85	84
Additional paid-in capital	841,320	828,936
Accumulated other comprehensive loss	(528)	(415)
Accumulated deficit	(1,000,394)	(913,513)

Total stockholders' deficit	(159,517)	(84,908)

Total liabilities and stockholders' deficit	$275,695	$353,603

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Contract revenues	$29,852	$24,226	$—
License and royalty revenues(1)	4,588	3,417	7,846

Total revenues	34,440	27,643	7,846
Costs and expenses:
Research and development(2)	104,889	87,596	95,618
Selling, general and administrative(3)	15,238	14,027	11,656
Other expenses(4)	(407)	2,884	1,356

Total costs and expenses	119,720	104,507	108,630

Loss from operations	(85,280)	(76,864)	(100,784)
Interest and other income, net(5)	22,431	20,679	12,527
Interest expense	(24,032)	(17,911)	(16,052)
Loss on certain derivative financial instruments	—	—	(106)
Gain (loss) on redemption/repurchase of convertible subordinated notes(6)	—	(70)	506

Loss from continuing operations before income taxes	(86,881)	(74,166)	(103,909)
Benefit for income taxes	—	—	(552)

Loss from continuing operations	(86,881)	(74,166)	(103,357)
Gain from discontinued operation, net of tax	—	—	314

Net loss	$(86,881)	$(74,166)	$(103,043)

Basic and diluted per share data:
Continuing operations	$(1.03)	$(0.89)	$(1.24)
Discontinued operation	—	—	—

	$(1.03)	$(0.89)	$(1.24)

Shares used in computing basic and diluted net loss per share	84,185	83,799	83,321

(1)
Includes revenues from transactions with companies considered related parties under SFAS 57 of $0.3 million for the year ended December 31, 2006.

(2)
Includes expenses from transactions with companies considered related parties under SFAS 57 of $0.1 million for the year ended December 31, 2005. Also includes stock-based compensation charges of $6.9 million and $5.7 million in 2007 and 2006, respectively.

(3)
Includes stock-based compensation charges of $3.2 million, $3.2 million and $0.2 million in 2007, 2006 and 2005, respectively.

(4)
2006 charges relate to $3.4 million settlement fee paid to Invitrogen and restructuring charges. Amounts for 2007 and 2005 are related to restructuring activity.

(5)
Includes a gain on the sale of securities of $6.2 million and $2.8 million for the years ended December 31, 2006 and 2005, respectively, and losses on long-term investments in companies considered related parties under SFAS 57 of $1.3 million for the year ended December 31, 2006.

(6)
Includes a gain from a transaction with an individual considered a related party under SFAS 57 of $0.1 million for the year ended December 31, 2005.

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Net loss	$(86,881)	$(74,166)	$(103,043)
Other comprehensive gain (loss):
Unrealized gains (losses) on marketable securities	(113)	1,428	3,776
Reclassification adjustment for realized losses on marketable securities	—	(3,071)	(1,281)
Foreign currency translation adjustment	—	—	959

Other comprehensive gain (loss)	(113)	(1,643)	3,454

Comprehensive loss	$(86,994)	$(75,809)	$(99,589)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 31, 2004	$83	$817,150	$(186)	$(2,226)	$(736,304)	$78,517
Issuance of 184,865 shares of Common Stock upon exercise of stock options and 389,801 shares of Common Stock under the ESPP	1	1,488	—	—	—	1,489
Amortization of deferred compensation	—	—	186	—	—	186
Other comprehensive gain	—	—	—	3,454	—	3,454
Net loss	—	—	—	—	(103,043)	(103,043)

Balances at December 31, 2005	$84	$818,638	$—	$1,228	$(839,347)	$(19,397)
Issuance of 61,931 shares of Common Stock upon exercise of stock options and 313,715 shares of Common Stock under the ESPP	—	1,408	—	—	—	1,408
Stock compensation expense	—	8,890	—	—	—	8,890
Other comprehensive loss	—	—	—	(1,643)	—	(1,643)
Net loss	—	—	—	—	(74,166)	(74,166)

Balances at December 31, 2006	$84	$828,936	$—	$(415)	$(913,513)	$(84,908)
Issuance of 222,654 shares of Common Stock upon exercise of stock options and 337,689 shares of Common Stock under the ESPP	1	2,325	—	—	—	2,326
Stock compensation expense	—	10,059	—	—	—	10,059
Other comprehensive loss	—	—	—	(113)	—	(113)
Net loss	—	—	—		(86,881)	(86,881)

Balances at December 31, 2007	$85	$841,320	$—	$(528)	$(1,000,394)	(159,517)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(86,881)	$(74,166)	$(103,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from discontinued operations	—	—	(314)
Non-cash restructuring charges and impairment of long-lived assets	(407)	(552)	2,324
Depreciation and amortization	12,963	7,411	8,192
Stock-based compensation	10,059	8,890	186
Gain on repurchase of convertible subordinated notes	—	(70)	(506)
Compensation expense on executive loans	—	18	75
Loss on derivative financial instruments, net	—	—	106
Impairment of long-term investments	—	1,312	—
Realized gain on long-term investments, net	(8,479)	(6,230)	(2,791)
Changes in operating assets and liabilities:
Accounts receivable	522	(650)	721
Prepaid expenses and other assets	1,121	586	2
Accounts payable	1,890	2,343	1,252
Accrued and other liabilities	2,349	(8,653)	(6,849)
Deferred revenue	(25,831)	19,394	(1,203)

Net cash used in continuing operating activities	(92,694)	(50,367)	(101,848)

Net cash used in discontinued activities	—	—	(24)

Net cash used in operating activities	(92,694)	(50,367)	(101,872)

Cash flows from investing activities:
Capital expenditures	(1,153)	(1,568)	(1,633)
Proceeds from the sale of equipment	—	—	59
Purchases of marketable securities	(45,024)	(511,408)	(348,540)
Sales of marketable securities	135,150	109,971	134,327
Maturities of marketable securities	81,389	429,040	231,315

Net cash provided by investing activities	170,362	26,035	15,528

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	2,325	1,408	1,489
Redemption/repurchase of convertible subordinated notes	—	(91,614)	(35,837)
Net proceeds from issuance of convertible senior and subordinated notes	10,000	121,905	—

Net cash provided by (used in) financing activities	12,325	31,699	(34,348)

Effect of exchange rate on cash and cash equivalents	—	—	6

Net increase (decrease) in cash and cash equivalents	89,993	7,367	(120,686)
Cash and cash equivalents at beginning of year	18,861	11,494	132,180

Cash and cash equivalents at end of year	$108,854	$18,861	$11,494

Supplemental Schedule of Cash Flow Information
Interest paid	$13,464	$14,839	$15,467

Taxes paid	$—	$—	$24

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

        Organization and Business.    Incyte Corporation ("Incyte," "we," "us," or "our") is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a pipeline with programs in oncology, inflammation, diabetes, and human immunodeficiency virus (HIV).

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

        Reclassifications.    Certain amounts reported in previous years have been reclassified to conform to the 2007 financial statement presentation.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Foreign Currency Translation.    The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, as appropriate. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders'equity (deficit). Income and expense items are translated at average monthly rates of exchange.

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

        Cash and Cash Equivalents.    Cash and cash equivalents are held in U.S. banks or in custodial accounts with U.S., and U.K. banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk.

        Marketable Securities—Available-for-Sale.    All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity (deficit). We classify marketable securities available to fund current operations as current assets on the consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

balance sheets if (i) they have been in an unrealized loss position for longer than six months and (ii) we have the ability to hold them until the carrying value is recovered and such holding period may be longer than one year. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in "Interest and other income (expense), net." The cost of securities sold is based on the specific identification method.

        Accounts Receivable.    As of December 31, 2007 and 2006 we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

        Valuation of Long-Lived Assets.    Long-lived assets, including certain identifiable intangible assets, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable such as a significant industry downturn or a significant decline in our market value. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of impairment charges for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of such assets. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There have been no impairments of long-lived assets during the years ended December 31, 2007, 2006 or 2005.

        Long-Term Investments.    We have made equity and debt investments in a number of companies whose businesses may be complementary to our business. Most of these investments were made in connection with the establishment of a collaborative arrangement between us and the investee company. Our long-term investments have historically consisted of investments in both privately and publicly-held companies in which we have owned less than 20% of the outstanding voting stock and have not had the ability to exert significant influence over the investees. Accordingly, our long-term investments in privately-held companies have been accounted for under the cost method and our investments in publicly-held companies have been accounted for in accordance with Financial Accounting Standards Board ("FASB") Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investments in publicly-held companies are classified as available-for-sale and are adjusted to their fair value each period based on their quoted market price with any adjustments

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

being recorded in accumulated other comprehensive income (loss) as a separate component of stockholders' equity (deficit).

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

        Derivative Financial Instruments.    We hold warrants to purchase equity securities of a publicly-held company. Warrants that can be exercised and settled by delivery of net shares such that we pay no cash upon exercise or that are held in public companies are deemed derivative financial instruments. Gains and losses resulting from changes in fair value are recognized on the consolidated statements of operations in "Gain (loss) on certain derivative financial instruments" in the period of change. We determine the fair value of our warrants through option pricing models using current market price and volatility assumptions.

        Intangible and Other Assets.    Patent application costs relating to ongoing drug discovery and development are charged to expense as incurred. In prior years, costs of patents, patent applications and patent defense for gene and genomic patents were capitalized and amortized on a straight-line basis over their estimated useful lives of approximately five years in accordance with the provisions of Accounting Principles Board Opinion No. 17, Intangible Assets ("APB 17").

        Income Taxes.    Income taxes are accounted for using SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided at the currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items. The effective tax rate and the tax basis of assets and liabilities reflect management's estimates of the

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

ultimate outcome of various tax audits and issues. In addition, valuation allowances are established for deferred tax assets where the amount of expected future taxable income from operations does not support the realization of the asset. We believe that the current assumptions and other considerations used to estimate the current year effective and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material impact on our consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our condensed consolidated financial statements.

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

        Accumulated Other Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2007	2006
	(in thousands)
Unrealized losses on marketable securities	$(521)	$(408)
Cumulative translation adjustment	(7)	(7)

	$(528)	$(415)

        Revenue Recognition.    Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. We have entered into various types of agreements for access to our information databases and use of our intellectual property. Revenues are deferred for fees received before earned or until no further obligations exist. We exercise judgment in determining that collectibility is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the customer's payment history and on the creditworthiness of the customer.

        Revenues from ongoing database agreements are recognized evenly over the access period. Revenues from licenses to our intellectual property are recognized when earned under the terms of the related agreements. Royalty revenues are recognized upon the sale of products or services to third parties by the licensee or other agreed upon terms. We estimate royalty revenues based on previous

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

        In connection with our collaborative research and license agreement with Pfizer Inc. ("Pfizer"), we received an upfront non-refundable payment of $40.0 million in January 2006. The $40.0 million upfront fee was recorded as deferred revenue and is being recognized on a straight-line basis over two years, our estimated performance period under the agreement. Pfizer purchased a $10.0 million principal amount convertible subordinated note in February 2006 and an additional $10.0 million principal amount convertible subordinated note (the "Pfizer Notes") in October 2007. As the Pfizer Notes are non-interest bearing, they have been discounted to their net present value. The difference between the cash received and the present value of the Pfizer Notes, plus the related beneficial conversion feature, totals $3.2 million for each note, which represents additional consideration from Pfizer under the agreement. We have accounted for this additional consideration as deferred revenue and will recognize it over our estimated performance period under the agreement. We recognize contract revenues in connection with research services provided to Pfizer as earned. We received a $3.0 million milestone payment from Pfizer in 2007 that is included in contract revenues. All milestone payments will be recognized as revenue upon the achievement of the associated milestone.

        Research and Development.    Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and related benefits, collaboration and outside services, and occupancy and all other costs. In accordance with Statement of Financial Accounting Standards No. 2 ("FAS 2"), Accounting for Research and Development Costs, it is our policy to expense research and development costs as incurred. We often contract with Clinical Research Organizations ("CROs") to facilitate, coordinate and perform agreed upon research and development of a new drug. To ensure that research and development costs are expensed as incurred, we record monthly accruals for clinical trial and preclinical testing costs based on the work performed under the contract.

        These CRO contracts typically call for payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones. In the event that we prepay CRO fees for future milestones, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed in accordance with EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Services to Be Used in Future Research and Development Activities. Most professional fees, including project and clinical management, data management, monitoring, and medical writing fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date.

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

        Other Expenses.    We recognize other expenses in connection with our plans to exit certain activities. In connection with our exit activities, we record other expenses for employee termination benefit costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, ("SFAS 146"), EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3") and EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination ("EITF 95-3"). Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The remaining carrying value of such assets was not material as of December 31, 2007 and 2006. The recognition of other expenses requires our management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management's estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that they are adequate, that no excess accruals are retained, and that the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

        Stock-Based Compensation.    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), Share-Based Payment, which revised Statement of Financial Accounting Standards 123 ("SFAS 123"), Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. The application of SFAS 123R requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations. Prior to January 1, 2006, we had adopted the disclosure-only provisions under SFAS 123. Under the provisions of SFAS 123R, we recorded $10.1 million and $8.9 million, respectively, of stock compensation expense on our consolidated statements of operations for the years ended December 31, 2007 and 2006. For the year ended December 31, 2005 we recorded stock compensation expense of $0.2 million in the consolidated statements of operations related to restricted shares issued to our Chief Executive Officer.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities

        The following is a summary of our marketable security portfolio as of December 31, 2007 and 2006, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2007
U.S. Treasury notes	$10,133	$116	$—	$10,249
Mortgage backed securities	25,184	95	(239)	25,040
Asset backed securities	49,562	111	(38)	49,635
Corporate debt securities	64,115	6	(572)	63,549

	$148,994	$328	$(849)	$148,473

December 31, 2006
Debt securities fund	$30,662	$—	$—	$30,662
U.S. Treasury notes	34,743	4	(174)	34,573
U.S. government and agency securities	5,750	—	—	5,750
Mortgage backed securities	46,120	15	(212)	45,923
Asset backed securities	121,442	151	(178)	121,415
Corporate debt securities	72,640	30	(44)	72,626

	$311,357	$200	$(608)	$310,949

        As of December 31, 2007, our marketable securities, excluding equity securities, had the following maturities:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than one year	$72,126	$71,619
Between one and two years	2,122	2,179
Between two and five years	—	—

	74,248	73,798
Mortgage and asset-backed securities	74,746	74,675

Total	$148,994	$148,473

        Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage and asset-backed securities, they are not categorized by contractual maturity.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities (Continued)

        Our net unrealized losses and fair value of investments with net unrealized losses were as follows:

	December 31, 2007
	Loss Position For Less Than Twelve Months		Loss Position For Greater Than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Mortgage backed securities	$7,140	$(139)	$6,099	$(100)	$13,239	$(239)
Corporate debt securities	36,324	(564)	1,991	(9)	38,315	(573)
Asset-backed securities	3,468	(32)	5,310	(1)	8,778	(33)

Total—Marketable securities	$46,932	$(735)	$13,400	$(110)	$60,332	$(845)

        As of December 31, 2007, approximately $0.9 million of marketable securities were classified as long-term assets on the consolidated balance sheets as they have been in an unrealized loss position for longer than six months and we have the ability to hold them until the carrying value recovers, which may be longer than one year.

        Net realized gains (loss) of ($0.4) million, $6.1 million and $1.3 million from sales of marketable securities were included in "Interest and other income/ (expense), net" in 2007, 2006 and 2005, respectively.

Note 3. Concentrations of Credit Risk

        As of December 31, 2007, we previously had entered into agreements for information products and services, which include licensing a portion of our intellectual property, with pharmaceutical, biotechnology and agricultural companies and academic institutions. Such agreements represented 100% of license and royalty revenues in 2007, 2006 and 2005. In general, customers agree to pay, during the term of the agreement, fees to receive non-exclusive access to selected modules of our databases and/or licenses of certain of our intellectual property. In addition, if a customer develops certain products utilizing our technology or proprietary information, we could potentially receive royalty and milestone payments. In November 2005, we entered into a collaborative research and license agreement with Pfizer, which became effective in January 2006.

        A single customer contributed 87%, 88% and 21% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

        Three customers comprised 68% and 78% of the accounts receivable balance as of December 31, 2007 and 2006, respectively.

Note 4. Collaborative License Agreement

        Effective in January 2006, we entered a collaborative research and license agreement with Pfizer for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides,

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Collaborative License Agreement (Continued)

where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications.

        We received an upfront nonrefundable payment of $40.0 million in January 2006 and are eligible to receive additional future development and milestone payments of up to $740.0 million for the successful development and commercialization of CCR2 antagonists in multiple indications, as well as royalties on worldwide sales. We received a $3.0 million milestone payment from Pfizer in 2007. The $40.0 million upfront fee was recorded as deferred revenue and is being recognized on a straight-line basis over two years, our estimated performance period under the agreement. Contract revenues related thereto of approximately $20.7 million and $20.3 million, respectively, were recognized for the years ended December 31, 2007 and 2006. All milestone payments will be recognized as revenue upon the achievement of the associated milestone.

        We also recognized contract revenues of approximately $1.5 million and $2.4 million, respectively, for the years ended December 31, 2007 and 2006 in connection with research services provided to Pfizer. We recognize contract revenues in connection with research services provided to Pfizer as earned. At December 31, 2007 approximately $0.4 million was receivable from Pfizer for reimbursement of expenses incurred by us pursuant to the agreement.

Note 5. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2007	2006
	(in thousands)
Office equipment	$598	$571
Laboratory equipment	13,809	13,108
Computer equipment	9,186	9,153
Leasehold improvements	2,093	2,016

	25,686	24,848
Less accumulated depreciation and amortization	(21,743)	(18,958)

	$3,943	$5,890

        Depreciation expense, including amortization expense of leasehold improvements, was $3.1 million, $3.3 million and $3.9 million for 2007, 2006 and 2005, respectively.

Note 6. Long-Term Investments

        In December 2007, we recorded a gain of approximately $8.5 million in interest and other income, net as a result of the sale of Velocity11, a privately-held life sciences technology company in which we held an ownership position. We may receive additional consideration of approximately $0.9 million after a one year escrow period.

        In June 2006, we recorded an impairment charge of $1.3 million in interest and other income, net to reduce the carrying value of our investment in a privately-held investee because the investee had less

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Long-Term Investments (Continued)

than six months of cash and we believed that the likelihood of obtaining future debt or equity financing that would not result in an impairment was remote.

        In March 2006, we sold a portion of our investment in a publicly-held company accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, for $11.5 million, and in October 2006, we sold the remaining portion of this investment for $5.8 million, which resulted in a aggregate realized gain of $6.2 million in interest and other income, net for the year ended December 31, 2006.

        In May 2005, we sold our investment in a publicly-held company accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, for $5.7 million, resulting in a realized gain of $2.8 million in interest and other income, net.

        The activity in our long-term investments, in any given period, may result in gains or losses on sales or impairment charges. Amounts realized upon disposition of these investments may be different from their carrying value.

Note 7. Intangible and Other Assets

        Intangible and other assets consist of the following (in thousands):

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Gene and genomics-related patent costs	$1,381	$(975)	$406	$1,381	$(651)	$730
Debt issuance cost	8,578	(4,638)	3,940	8,529	(3,377)	5,152
Other assets	3,574	(1,477)	2,097	4,000	(1,167)	2,833

Total intangible and other assets	$13,533	$(7,090)	$6,443	$13,910	$(5,195)	$8,715

        Amortization expense for the years ended December 31, 2007, 2006 and 2005 related to intangible assets was $1.9 million, $2.3 million and $2.7 million, respectively.

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

        In 2004, we sublet one of our existing facilities to a third party. Under the terms of the consent agreement with the facility's landlord, we were required to obtain a letter of credit in favor of the landlord in the amount of $2.6 million. The deposit and the related amount required under the letter of credit declines monthly on a pro-rata basis through March 2011, the remaining term of the lease agreement assigned. The deposit is included in other assets at December 31, 2007.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes

        The components of the Convertible Notes are as follows (in thousands):

			December 31,
			Carrying Amount
	December 31, 2007 Interest Rates
Debt		Maturities	2007	2006
3 1/2% Convertible Senior Notes due 2011	3.5%	2011	122,180	113,981
3 1/2% Convertible Subordinated Notes due 2011	3.5%	2011	250,000	250,000
Pfizer Convertible Subordinated Note due 2013	0.0%	2013	7,531	7,122
Pfizer Convertible Subordinated Note due 2014	0.0%	2014	6,845	—

Less current portion			—	—

			$386,556	$371,103

        Annual maturities of all Convertible Notes are as follows:

2008	$—
2009	—
2010	—
2011	401,800
2012	—
Thereafter	20,000

$421,800

        The carrying amount and fair value of our Convertible Notes are as follows (in thousands):

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3 1/2% Convertible Senior Notes due 2011	$122,180	$122,339	$113,981	$126,563
3 1/2% Convertible Subordinated Notes due 2011	250,000	253,045	250,000	200,625
Pfizer Convertible Subordinated Note due 2013	7,531	7,531	7,122	7,122
Pfizer Convertible Subordinated Note due 2014	6,845	6,845	—	—

	$386,556	$389,760	$371,103	$334,310

        In September 2006, we received proceeds of $111.9 million from the sale of $151.8 million aggregate principal amount of the 3 1/2% convertible senior notes due 2011 (the "3 1/2% Senior Notes"). The 3 1/2% Senior Notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15, and are due February 15, 2011. The 3 1/2% Senior Notes are convertible into shares of our common stock at an initial conversion rate of 89.1385 shares per $1,000 principal amount of the 3 1/2% Senior Notes, equivalent to an initial conversion price of approximately $11.22 per share. The 3 1/2% Senior Notes are senior in right of payment to our outstanding 3 1/2% convertible subordinated notes due 2011 (the "3 1/2% Subordinated Notes") and the Pfizer Notes due 2013 and 2014. We may redeem the 3 1/2% Senior Notes beginning on February 20, 2007. The 3 1/2% Senior Notes

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes (Continued)

were issued at a discount to par of approximately $39.9 million. The carrying value of the 3 1/2% Senior Notes is $122.2 million at December 31, 2007. The 3 1/2% Senior Notes will accrete up to their face value over the 53 month term of the notes by recording interest expense under the effective interest method.

        In connection with the collaborative research and license agreement, Pfizer purchased a $10.0 million principal amount Pfizer Note in February 2006 and an additional $10.0 million principal amount Pfizer Note in October 2007. The Pfizer Notes bear no interest, are due seven years from the date of issuance and are convertible into our common stock at initial conversion prices of $6.8423 and $9.75 per share, respectively, subject to adjustments. The Pfizer Notes are subordinated to all senior indebtedness, including the 3 1/2% Senior Notes, and pari passu in right of payment with our 3 1/2% Subordinated Notes. We may, at our option, repay the Pfizer Notes beginning February 3, 2009 and October 10, 2010, respectively. Pfizer may require us to repay the Pfizer Notes upon a change of control, as defined. As the Pfizer Notes are non interest bearing, they have been discounted to their net present value of $6.8 million each by imputing interest at a rate of 4.5% and 3.9%, respectively, which represented market conditions in place at the time the notes were issued. The carrying value of the Pfizer Notes were $7.5 million and $6.8 million, respectively, at December 31, 2007. We will accrete the Pfizer Notes up to their face value over their term of seven years by recording interest expense under the effective interest method. The difference between the cash received and the present value of the Pfizer Notes plus the related beneficial conversion feature totals $3.2 million for each note, which represents additional consideration from Pfizer under the agreement. We have accounted for this additional consideration as deferred revenue and will recognize it over our estimated performance period under the agreement. Contract revenues related thereto of approximately $4.7 million and $1.5 million, respectively, were recognized for the years ended December 31, 2007 and 2006.

        In February and March 2004, in a private placement, we issued a total of $250.0 million of the 3 1/2% Subordinated Notes, which resulted in net proceeds of approximately $242.5 million. The notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15. The notes are subordinated to all senior indebtedness, including the 3 1/2% Senior Notes, and pari passu in right of payment with the Pfizer Notes. The notes are convertible into shares of our common stock at an initial conversion price of approximately $11.22 per share, subject to adjustments. Holders may require us to repurchase the notes upon a change in control, as defined. We may redeem the notes beginning February 20, 2007.

Note 9. Other Expenses

        The estimates below have been made based upon management's best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable. The accrual balances for the restructuring plans are included in accrued restructuring and other liabilities (long-term) in the consolidated balance sheets.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Other Expenses (Continued)

2004 Restructuring and Other Impairments (in thousands)

	Accrual Balance as of December 31, 2004	2005 Charges to Operations	2005 Charges Utilized	Accrual Balance as of December 31, 2005	2006 Charges to Operations	2006 Charges Utilized	Accrual Balance as of December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance as of December 31, 2007
Workforce reduction	$2	$(2)	$—	$—	$—	$—	$—	$—	$—	$—
Lease commitments and related costs	15,497	733	(2,685)	13,545	893	(2,966)	11,472	571	(2,864)	9,179
Other costs	—	255	(255)	—	92	(92)	—	125	(125)	—

Total	$15,499	$986	$(2,940)	$13,545	$985	$(3,058)	$11,472	$696	$(2,989)	$9,179

        In February 2004, we announced a restructuring plan to close our information products research facility and headquarters in Palo Alto, California and move our headquarters to our Wilmington, Delaware pharmaceutical research and development facility. The closure of the Palo Alto facility corresponded with terminating further development activities around our Palo Alto-based information products line. The restructuring plan included the elimination of 183 employees and charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment and other items. The lease commitment and related costs originally included the present value of future lease obligations for two facilities. In the fourth quarter of 2004, we made a lease termination payment to satisfy our remaining lease obligation with respect to one of the facilities. The lease obligation for the second facility extends through March 2011. As a result of the long term nature of the remaining lease obligation, we will be recording a charge each period through the March 2011 termination date of the lease related to increases in the fair value of the lease obligations in accordance with the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which total approximately $0.9 million at December 31, 2007.

2002 Restructuring (in thousands)

	Accrual Balance as of December 31, 2004	2005 Charges to Operations	2005 Charges Utilized	Accrual Balance as of December 31, 2005	2006 Charges to Operations	2006 Charges Utilized	Accrual Balance as of December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance as of December 31, 2007
Lease commitments and other restructuring charges	$16,155	$57	$(2,512)	$13,700	$(1,450)	$(2,250)	$10,000	$(282)	$(2,184)	$7,534

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Other Expenses (Continued)

        We currently have one remaining lease related to an exited site that is due to expire in December 2010. During the years ended December 31, 2007, 2006 and 2005, we recognized additional charges of $(0.3) million, $(1.5) million and $0.1 million, respectively, primarily relating to this facility for lease expenses in excess or less than of amounts originally estimated. We estimated the costs based on the contractual terms of agreements and current real estate market conditions. We may incur additional costs associated with these subleasing and lease termination activities.

Maxia Acquisition (in thousands)

	Accrual Balance as of December 31, 2004	2005 Charges to Operations	2005 Accrual Utilized	Accrual Balance as of December 31, 2005	2006 Charges to Operations	2006 Accrual Utilized	Accrual Balance as of December 31, 2006	2007 Charges to Operations	2007 Accrual Utilized	Accrual Balance as of December 31, 2007
Lease commitments and other costs	$2,373	$312	$(616)	$2,069	$(79)	$(772)	$1,218	$(568)	$(376)	$274

        In accordance with EITF 95-3, we recorded a $2.9 million charge in 2003 related to restructuring costs for Maxia Pharmaceuticals, Inc. ("Maxia"), which consisted of workforce reductions and consolidation of facilities. We recorded employee termination costs of approximately $0.8 million for 28 employee positions. The job eliminations were completed in July 2003. We also recorded restructuring costs related to lease payments for property that has been vacated and other costs of $2.0 million. In 2007, 2006 and 2005 we recorded additional charges of $(0.6) million, $(0.1) million and $0.3 million, respectively, relating to facilities lease expenses in excess of amounts originally estimated. The operating lease related to the vacated facility expires in November 2008.

Note 10. Stockholders' Deficit

        Preferred Stock.    We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2007 or 2006. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future. We have reserved 250,000 shares of preferred stock designated as Series A Participating Preferred Stock for issuance in connection with the Stockholders Rights plan described below.

        Common Stock.    As of December 31, 2007, we had reserved a total of 17,300,458 shares of our common stock for future issuance related to our stock plans as described below.

        On November 5, 2004, we completed a public offering of 9 million shares of our authorized but unissued common stock at $9.75 per share pursuant to an effective shelf registration statement, resulting in net proceeds of $83.3 million after deducting the underwriting discounts, commissions and offering expenses.

        Stock Compensation Plans.    Summaries of stock option activity for our stock option plans as of December 31, 2007, 2006 and 2005, and related information for the years ended December 31 are included in the plan descriptions below.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Stockholders' Deficit (Continued)

        1991 Stock Plan.    In November 1991, the Board of Directors adopted the 1991 Stock Plan (the "Stock Plan"), which was amended and restated for issuance of common stock to employees, consultants, and scientific advisors. Options issued under the plan shall, at the discretion of the compensation committee of the Board of Directors, be either incentive stock options, nonstatutory stock options or restricted stock units. The exercise prices of incentive and non-statutory stock options granted under the plan are not less than the fair market value on the date of the grant, as determined by the Board of Directors. Options granted after February 2007 generally vest over three years, pursuant to a formula determined by our Board of Directors, and expire after seven years. Options granted prior to February 2007 generally vest over four years, pursuant to a formula determined by our Board of Directors, and expire after ten years. Certain options granted in 2002 vest pro rata monthly over three years and expire after ten years. In May 2007, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the Stock Plan from 22,350,000 to 25,350,000.

        During 2001, we granted 490,000 restricted stock units under the Stock Plan to certain management personnel. Stock compensation expense of $0.2 million was recorded in 2005. As of December 31, 2005, all of the restricted stock units had vested or had been previously forfeited.

        Non-Employee Directors' Stock Option Plan.    In August 1993, the Board of Directors approved the 1993 Directors' Stock Option Plan (the "Directors' Plan"), which was later amended. The Directors' Plan provides for the automatic grant of options to purchase shares of common stock to our non-employee directors. In June 2005, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the plan from 1,100,000 to 1,500,000.

        Under the Directors' Plan, each new non-employee director joining the Board will receive an option to purchase 35,000 shares of common stock. Additionally, members who continue to serve on the Board will receive annual option grants for 20,000 shares exercisable in full on the first anniversary of the date of the grant. All options are exercisable at the fair market value of the stock on the date of grant.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Stockholders' Deficit (Continued)

        Activity under the combined plans was as follows:

		Shares Subject to Outstanding Options
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at December 31, 2004	7,247,237	6,518,745	$9.61
Additional authorization	400,000	—	—
Options granted	(2,794,200)	2,794,200	$8.53
Options exercised	—	(203,602)	$1.33
Options expired	20,000	(20,000)	$3.78
Options cancelled	1,275,121	(1,290,942)	$11.97

Balance at December 31, 2005	6,148,158	7,798,401	$8.99
Additional authorization	—	—	—
Options granted	(2,834,227)	2,834,227	$5.25
Options exercised	—	(61,931)	$4.72
Options expired	33,736	(33,736)	$9.39
Options cancelled	442,814	(442,814)	$9.55

Balance at December 31, 2006	3,790,481	10,094,147	$7.94
Additional authorization	3,000,000	—	—
Options granted	(2,892,975)	2,892,975	$7.07
Options exercised	—	(222,654)	$4.90
Options expired	18,000	(18,000)	$18.31
Options cancelled	311,963	(311,963)	$6.57

Balance at December 31, 2007	4,227,469	12,434,505	$7.81

        Options to purchase a total of 7,593,670, 5,577,911 and 4,181,999 shares as of December 31, 2007, 2006 and 2005, respectively, were exercisable and vested. The aggregrate intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 were $0.7 million, $0.0 million and $1.2 million, respectively. At December 31, 2007 the aggregate intrinsic value of options outstanding and vested options are $34.6 million and $18.8 million, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Stockholders' Deficit (Continued)

        The following table summarizes information about stock options outstanding as of December 31, 2007 for the 1991 Stock Plan and the 1993 Directors' Stock Option Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.10 - $5.24	1,535,814	6.31	$4.70	1,278,727	$4.76
$5.29 - $5.43	53,000	7.64	$5.37	18,104	$5.38
$5.46 - $5.46	1,992,486	8.03	$5.46	936,605	$5.46
$5.67 - $7.04	1,171,542	5.75	$6.18	925,966	$6.16
$7.09 - $7.09	2,322,700	6.12	$7.09	0	$0.00
$7.10 - $8.19	1,424,316	6.72	$7.85	1,050,639	$7.99
$8.49 - $8.93	345,000	6.31	$8.68	322,747	$8.69
$8.99 - $8.99	1,870,378	7.05	$8.99	1,352,942	$8.99
$9.12 - $16.19	1,499,451	4.14	$13.10	1,488,122	$13.12
$17.81 - $35.00	219,818	2.84	$20.17	219,818	$20.17

	12,434,505	6.34	$7.81	7,593,670	$8.47

        Employee Stock Purchase Plan.    On May 21, 1997, our stockholders adopted the ESPP. In May 2006, our stockholders approved an increase in the number of shares available for grant from 3,100,000 shares to 3,850,000 shares. Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 337,689, 313,715 and 389,801 shares under the ESPP in 2007, 2006 and 2005, respectively. For the year ended December 31, 2007 and 2006 we recorded stock compensation expense of $0.4 million and $0.4 million, respectively, under SFAS 123R as the ESPP is considered compensatory under SFAS 123R. As of December 31, 2007, 638,484 shares remain available for issuance under the ESPP.

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

        Under the provisions of SFAS 123R, we recorded $10.1 and $8.9 million, respectively, of stock compensation expense on our audited condensed consolidated statement of operations for the year ended December 31, 2007 and 2006. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Year Ended			Employee Stock Purchase Plan For the Year Ended
	December 31,			December 31,
	2007	2006	2005	2007	2006	2005
Average risk-free interest rates	4.81%	4.43%	3.95%	4.09%	4.80%	3.64%
Average expected life (in years)	2.91	3.13	3.29	0.50	0.50	0.50
Volatility	65%	76%	86%	51%	63%	90%
Weighted-average fair value (in dollars)	3.22	2.75	4.94	1.24	1.26	2.81

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

        SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net loss and loss per share if we had applied the

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock compensation (Continued)

fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year period (dollars in thousands, except per-share data).

For the Year Ended December 31,
2005
Net loss, as reported	$(103,043)
Add: Stock-based employee compensation	186
Deduct: Total stock-based employee compensation determined under the fair value-based method for all awards	(9,777)

Pro forma net loss	$(112,634)

Net loss per share:
Basic and diluted net loss per share—as reported	$(1.24)

Basic and diluted net loss per share—as SFAS 123 adjusted	$(1.35)

        The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB Opinion 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption was calculated in accordance with FASB Interpretation ("FIN") No. 28. Total compensation cost of options granted but not yet vested, as of December 31, 2007, was $6.0 million, which is expected to be recognized over the weighted average period of 3.17 years.

Note 12. Income Taxes

        The benefit for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current
Foreign	$—	$—	$(228)
State	—	—	(324)

Total benefit for income taxes	$—	$—	$(552)

        Loss from continuing operations before benefit for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
U.S. taxable entities	$(86,881)	$(74,161)	$(103,030)
Other	—	(5)	(879)

	$(86,881)	$(74,166)	$(103,909)

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Continued)

        The benefit for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Benefit at U.S. federal statutory rate	$(30,408)	$(26,000)	$(36,300)
Unbenefitted net operating losses and tax credits	30,238	25,800	36,200
Other	170	200	(452)

Benefit for income taxes	$—	$—	$(552)

        Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Federal and state net operating loss carryforwards	$327,000	$303,000
Federal and state research credits	37,000	35,000
Capitalized research and development	76,000	52,000
Investments	6,000	6,000
Federal and state capital loss carryforwards	8,000	11,000
Other, net	12,000	23,000

Total gross deferred tax assets	466,000	430,000
Less valuation allowance for deferred tax assets	(466,000)	(430,000)

Net deferred tax assets	$—	$—

        The valuation allowance for deferred tax assets increased by approximately $36.0 million, $38.2 million and $48.8 million during the years ended December 31, 2007, 2006 and 2005, respectively. Approximately $61.7 million of the valuation allowance for deferred tax assets relates to benefits from stock option deductions which, when recognized, will be allocated directly to contributed capital.

        Management believes the uncertainty regarding the realization of net deferred tax assets requires a full valuation allowance.

        As of December 31, 2007, we had federal and state net operating loss carryforwards of approximately $804.0 million. We also had federal and state research and development tax credit carryforwards of approximately $37.0 million. The net operating loss carryforwards and tax credits will expire at various dates, beginning in 2008 through 2027, if not utilized. Utilization of the net operating losses and credits may be subject to an annual limitation, due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. We also had federal and state capital loss carryforwards of approximately $19.4 million that will expire beginning in 2009.

Note 13. Net Loss Per Share

        For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Net Loss Per Share (Continued)

Stock options and potential common shares issuable upon conversion of our 3 1/2% Senior Notes, 3 1/2% Subordinated Notes and 5.5% convertible subordinated notes due 2007 (the "5.5% Notes") were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented. The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	December 31,
	2007	2006	2005
Outstanding stock options	12,434,505	10,094,147	7,798,401
Common shares issuable upon conversion of 3 1/2% Senior Notes	13,531,224	13,531,224	—
Common shares issuable upon conversion of 3 1/2% Subordinated Notes	22,284,625	22,284,625	22,284,625
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496	—
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	—	—
Common shares issuable upon conversion of 5.5% Notes(1)	—	—	1,358,865

Total potential common shares excluded from diluted net loss per share computation	50,737,491	47,371,492	31,441,891

(1)
All of the outstanding 5.5% Notes were redeemed on October 16, 2006.

Note 14. Segment Reporting

        Our operations are treated as one operating segment, biotechnology drug discovery and development, in accordance with FASB Statement No. 131 ("SFAS 131"). For the year ended December 31, 2007, we recorded revenue from customers throughout the United States and in Canada, Germany, Sweden, and the United Kingdom. Export revenues for the years ended December 31, 2007, 2006 and 2005 were $0.7 million, $0.6 million and $2.8 million, respectively.

Note 15. Defined Contribution Plan

        We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $0.5 million, $0.0 million and $0.5 million in 2007, 2006 and 2005, respectively.

Note 16. Litigation

Invitrogen

        In October 2001, Invitrogen Corporation ("Invitrogen") filed an action against us in the federal court for the District of Delaware, alleging infringement of three patents. On June 15, 2006 we entered into a settlement agreement with Invitrogen pursuant to which we agreed to pay Invitrogen $3.4 million

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Litigation (Continued)

as a settlement fee. This amount is included in other expenses in the accompanying condensed consolidated statements of operations for the year ended December 31, 2006.

        In addition to the matter described above, from time to time we have been involved in certain legal actions arising in the ordinary course of business. In management's opinion, the outcome of such actions will not have a material adverse effect on our financial position, results of operations, or liquidity.

Note 17. Related Party Transactions

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

        During 1997, we purchased diaDexus Series B Preferred Stock at a cost of $1.3 million. We do not have the ability to exert significant influence over diaDexus. We have an executive officer who sits on diaDexus' Board of Directors. In June 2006, we recorded an impairment charge of $1.3 million to reduce the carrying value of this investment because the investee had less than six months of cash and the likelihood of future debt or equity financing that would not result in an impairment was remote.

        During 2000 and 2001 we purchased shares of Series A Preferred Stock and Series C Preferred Stock of Genomic Health, Inc. ("Genomic Health") for an aggregate purchase price of $6.0 million. In connection with the completion of its initial public offering on October 4, 2005, these shares were converted into common shares. Additionally as part of its initial public offering, Genomic Health exercised an election under which we were required to acquire an additional $5.0 million of Genomic Health common stock. In March 2006, we sold our initial investment for $11.5 million, and in October 2006, we sold the remaining portion of this investment for $5.8 million, which resulted in a aggregate realized gain of $6.2 million for the year ended December 31, 2006. Julian C. Baker, one of our directors, is also a director of Genomic Health and holds shares, directly or beneficially, of both companies.

        During 2000, we purchased shares of Series D Preferred Stock of Senomyx, Inc. ("Senomyx") for an aggregate purchase price of $6.5 million. In connection with the completion of Senomyx's initial public offering in 2004, our ownership interest was converted into common shares. These shares were sold in 2005 for $5.7 million, resulting in a realized gain of $2.8 million from their carrying value. Frederick B. Craves, one of our former directors, is a partner of Bay City Capital, which held shares of Senomyx stock.

        During 2005, we repurchased on the open market, and retired, $36.5 million in face value of 5.5% Notes. One such transaction in 2005 involved the repurchase, at a purchase price of 98.25% of face value, of $5.0 million in face value of such notes from a limited partnership of which Julian C. Baker, one of our directors, is a controlling member of the general partner of the general partner and may have a pecuniary interest. Mr. Baker did not participate in our decision to engage in such a repurchase transaction. The price paid by us in such repurchase transaction was equal to the price paid by us to an independent third party in a comparable transaction negotiated on an arms'-length basis a short time prior to such repurchase transaction.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Commitments

        As of December 31, 2007, we had noncancelable operating leases on multiple facilities and equipment, including facilities in Palo Alto, California; San Diego, California; and Wilmington, Delaware. The leases expire on various dates ranging from June 2008 to March 2011. Certain leases have renewal options for periods ranging up to 5 years. Rent expense for the years ended December 31, 2007, 2006 and 2005, was approximately $4.6 million, $4.4 million and $4.2 million, respectively.

        As of December 31, 2007, future noncancelable minimum payments under operating leases, including leases for sites included in the restructuring programs were as follows:

Year ended December 31,	Operating Leases
(in thousands)
2008	$13,142
2009	12,699
2010	10,506
2011	1,134
2012	—
Thereafter	—

Total minimum lease payments	$37,481

        The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $3.1 million (less than 1 year), $4.2 million (years 1-3), and $0.3 million (years 4-5).

        In addition to the non-cancelable commitments included in the table above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events. We consider these potential obligations contingent, and have summarized all significant arrangements below.

        Commitments related to Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones had been achieved as of December 31, 2007.

        We have entered into and intend to continue to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs. Under

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Commitments (Continued)

these licenses, we may be required to pay up-front fees, milestone payments and royalties on sales of future products.

Note 19. Interim Consolidated Financial Information (Unaudited)

(in thousands, except per share data)

	Fiscal 2007 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(1)	$7,422	$10,576	$6,690	$9,752
Net loss	(22,147)	(18,439)	(24,494)	(21,801)
Basic and diluted net loss per share	$(0.26)	$(0.22)	$(0.29)	$(0.26)
Shares used in computation of basic and diluted net loss per share	83,985	84,136	84,213	84,405

	Fiscal 2006 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(1)	$6,465	$6,855	$7,268	$7,056
Net loss(2)	(17,306)	(20,520)	(15,838)	(20,502)
Basic and diluted net loss per share	$(0.21)	$(0.24)	$(0.19)	$(0.24)
Shares used in computation of basic and diluted net loss per share	83,627	83,786	83,852	83,931

(1)
In November 2005, we entered into a collaborative research and license agreement with Pfizer, which became effective in January 2006. The March 31, 2007, June 30, 2007, September 30, 2007, and December 31, 2007 quarters include $6.1 million, $8.9 million, $5.9 million, and $8.9 million, respectively, of contract revenues relating to the agreement. The March 31, 2006, June 30, 2006, September 30, 2006, and December 31, 2006 quarters include $5.5 million, $6.3 million, $6.2 million, and $6.2 million, respectively, of contract revenues relating to the agreement.

(2)
The June 30, 2006 quarter includes a $3.4 million charge related to the settlement fee paid to Invitrogen.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description—Year Ended December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts—2005	$274	35	114	195
Allowance for doubtful accounts—2006	195	—	195	$—
Allowance for doubtful accounts—2007	$—	—	—	$—

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        Evaluation of disclosure controls and procedures.    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

        Management's annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Incyte Corporation

        We have audited Incyte Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Incyte Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Incyte Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Incyte Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007 of Incyte Corporation and our report dated February 26, 2008 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 26, 2008

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders to be held on May 22, 2008 (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

        Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

        We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions. The Code of Business Conduct and Ethics sets forth the basic principles that guide the business conduct of our employees. We have also adopted a Senior Financial Officers' Code of Ethics that specifically applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, and others providing similar functions. Stockholders may request a free copy of our Code of Business Conduct and Ethics and our Senior Financial Officers' Code of Ethics by contacting Incyte Corporation, Attention: Investor Relations, Experimental Station, Route 141 & Henry Clay Road, Building E336, Wilmington, DE 19880.

        To date, there have been no waivers under our Code of Business Conduct and Ethics or Senior Financial Officers' Code of Ethics. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics or Senior Financial Officers' Code of Ethics or any waivers, if and when granted, of our Code of Business Conduct and Ethics or Senior Financial Officers' Code of Ethics on our website at http://www.incyte.com within four business days following the date of such amendment or waiver.

        Our Board of Directors has appointed an Audit Committee, comprised of Mr. Barry M. Ariko, as Chairman, Mr. Roy A. Whitfield and Mr. Matthew W. Emmens. The Board of Directors has also determined that all three members of the Audit Committee are qualified as Audit Committee Financial Experts under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an "independent director" under the applicable standards of The Nasdaq Stock Market.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference from the information under the captions "Election of Directors—Compensation of Directors" and "Executive Compensation" contained in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" contained in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated by reference from the information under the captions "Certain Relationships and Related Transactions" and "Election of Directors—Director Independence" contained in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference from the information under the caption "Principal Accountant Fees and Services" contained in the Proxy Statement.

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

    Reference is made to the Index to Consolidated Financial Statements of Incyte Corporation under Item 8 of Part II hereof.

  (2)
  Financial Statement Schedules

    The following financial statement schedule of Incyte Corporation is filed as part of this Form 10-K included in Item 8 of Part II:

      Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2007.

    All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

  (3)
  Exhibits

    See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)
Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of November 11, 2002, by and among the Company, Maxia Pharmaceuticals, Inc. and other parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 25, 2003).
2.2
Amendment to Agreement and Plan of Merger, dated as of December 19, 2002, by and among the Company, Monaco Acquisition Corporation, Maxia Pharmaceuticals, Inc. and Maxia Pharmaceuticals, LLC (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed February 25, 2003).
3(i)
Integrated copy of the Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i)(A) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
3(ii)	Bylaws of the Company, as amended as of May 25, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.2
Rights Agreement dated as of September 25, 1998 between the Company and Chase Mellon Shareholder Services, L.L.C., which includes as Exhibit B, the rights certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed September 30, 1998).

4.3
Indenture dated as of February 19, 2004 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-114863) ).
4.4.1†	Form of Convertible Subordinated Promissory Note (incorporated by reference to the Company's Current Report on Form 8-K/A filed February 6, 2006).
4.4.2*	Schedule of notes issued by the Company in the form of Exhibit 4.4.1
4.5
Indenture dated as of September 26, 2006 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 28, 2006).
4.6
Registration Rights Agreement, dated as of September 26, 2006, by and between Incyte Corporation and Piper Jaffray & Co. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 28, 2006).
10.1#
1991 Stock Plan of Incyte Genomics, Inc., as amended and restated on March 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
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
10.4#
1993 Directors' Stock Option Plan of Incyte Genomics, Inc., as amended and restated on May 19, 2005 (incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.5#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.6
Lease Agreement dated June 19, 1997 between the Company and The Board of Trustees of the Leland Stanford Junior University (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.7#
1997 Employee Stock Purchase Plan of Incyte Corporation, as amended and restated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2006).
10.8#
Form of Restricted Stock Unit Agreement under the 1991 Stock Plan of Incyte Genomics, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.9#
Offer of Employment Letter, dated November 21, 2001, from the Company to Paul A. Friedman (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.10#
Employment Agreement, dated November 26, 2001, between Paul A. Friedman and Incyte Genomics, Inc. (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.11†
Settlement Agreement dated December 21, 2001, between Affymetrix, Inc. and Incyte Genomics, Inc. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.12
Sublease Agreement, dated June 16, 2003, between E. I. DuPont de Nemours and Company and Incyte Corporation (incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.13#
Offer of Employment Letter, dated September 2, 2003, from the Company to David C. Hastings (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.14#
Offer of Employment Letter, dated September 2, 2003, from the Company to John A. Keller (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.15#
Form of Employment Agreement, effective as of November 21, 2003 between Incyte Corporation and David C. Hastings, John A. Keller, Brian W. Metcalf, Patricia A. Schreck (effective date of December 8, 2003) and Paula J. Swain (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.16†
Collaborative Research and License Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).
10.17
Note Purchase Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Overseas Pharmaceuticals (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed February 6, 2006).
10.18
Amendment No.1 to the Note Purchase Agreement, by and between the Company and Pfizer Overseas Pharmaceuticals, dated as of January 4, 2007 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
10.19*	Amendment No.2 to the Note Purchase Agreement, by and among the Company, Pfizer Ireland Pharmaceuticals, and Pfizer Inc., dated as of October 10, 2007.
12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 86 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).

*
Filed herewith.

**
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Date: March 6, 2008

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

Signature	Title	Date

/s/ PAUL A. FRIEDMAN Paul A. Friedman	Chief Executive Officer (Principal Executive Officer) and Director	March 6, 2008
/s/ DAVID C. HASTINGS David C. Hastings	Chief Executive Officer (Principal Financial Officer) and Director	March 6, 2008
/s/ LAURENT CHARDONNET Laurent Chardonnet	Vice President, Finance and Treasurer (Principal Accounting Officer)	March 6, 2008
/s/ RICHARD U. DESCHUTTER Richard U. Deschutter	Chairman	March 6, 2008
/s/ BARRY M. ARIKO Barry M. Ariko	Director	March 6, 2008
/s/ JULIAN C. BAKER Julian C. Baker	Director	March 6, 2008
/s/ PAUL A. BROOKE Paul A. Brooke	Director	March 6, 2008
/s/ MATTHEW W. EMMENS Matthew W. Emmens	Director	March 6, 2008
/s/ JOHN F. NIBLACK John F. Niblack	Director	March 6, 2008
/s/ ROY A. WHITFIELD Roy A. Whitfield	Director	March 6, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of November 11, 2002, by and among the Company, Maxia Pharmaceuticals, Inc. and other parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 25, 2003).
2.2
Amendment to Agreement and Plan of Merger, dated as of December 19, 2002, by and among the Company, Monaco Acquisition Corporation, Maxia Pharmaceuticals, Inc. and Maxia Pharmaceuticals, LLC (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed February 25, 2003).
3(i)
Integrated copy of the Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i)(A) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
3(ii)	Bylaws of the Company, as amended as of May 25, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.2
Rights Agreement dated as of September 25, 1998 between the Company and Chase Mellon Shareholder Services, L.L.C., which includes as Exhibit B, the rights certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed September 30, 1998).
4.3
Indenture dated as of February 19, 2004 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-114863) ).
4.4.1†	Form of Convertible Subordinated Promissory Note (incorporated by reference to the Company's Current Report on Form 8-K/A filed February 6, 2006).
4.4.2*	Schedule of notes issued by the Company in the form of Exhibit 4.4.1
4.5
Indenture dated as of September 26, 2006 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 28, 2006).
4.6
Registration Rights Agreement, dated as of September 26, 2006, by and between Incyte Corporation and Piper Jaffray & Co. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 28, 2006).
10.1#
1991 Stock Plan of Incyte Genomics, Inc., as amended and restated on March 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
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

10.4#
1993 Directors' Stock Option Plan of Incyte Genomics, Inc., as amended and restated on May 19, 2005 (incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.5#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.6
Lease Agreement dated June 19, 1997 between the Company and The Board of Trustees of the Leland Stanford Junior University (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.7#
1997 Employee Stock Purchase Plan of Incyte Corporation, as amended and restated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2006).
10.8#
Form of Restricted Stock Unit Agreement under the 1991 Stock Plan of Incyte Genomics, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.9#
Offer of Employment Letter, dated November 21, 2001, from the Company to Paul A. Friedman (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.10#
Employment Agreement, dated November 26, 2001, between Paul A. Friedman and Incyte Genomics, Inc. (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.11†
Settlement Agreement dated December 21, 2001, between Affymetrix, Inc. and Incyte Genomics, Inc. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.12
Sublease Agreement, dated June 16, 2003, between E. I. DuPont de Nemours and Company and Incyte Corporation (incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.13#
Offer of Employment Letter, dated September 2, 2003, from the Company to David C. Hastings (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.14#
Offer of Employment Letter, dated September 2, 2003, from the Company to John A. Keller (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.15#
Form of Employment Agreement, effective as of November 21, 2003 between Incyte Corporation and David C. Hastings, John A. Keller, Brian W. Metcalf, Patricia A. Schreck (effective date of December 8, 2003) and Paula J. Swain (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.16†
Collaborative Research and License Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).
10.17
Note Purchase Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Overseas Pharmaceuticals (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed February 6, 2006).

10.18
Amendment No.1 to the Note Purchase Agreement, by and between the Company and Pfizer Overseas Pharmaceuticals, dated as of January 4, 2007 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
10.19*	Amendment No.2 to the Note Purchase Agreement, by and among the Company, Pfizer Ireland Pharmaceuticals, and Pfizer Inc., dated as of October 10, 2007.
12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 86 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).

*
Filed herewith.

**
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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