Form 10-Q
period 2008-03-31
INCYTE CORP
filed 2008-04-30
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

☒   Yes      ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes      ☒ No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 84,645,071 as of April 28, 2008.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2008	December 31, 2007*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$162,741	$108,854
Marketable securities—available-for-sale	56,372	147,576
Accounts receivable, net	840	1,551
Prepaid expenses and other current assets	7,642	6,431

Total current assets	227,595	264,412

Marketable securities—available-for-sale	39	897
Property and equipment, net	3,501	3,943
Intangible and other assets, net	5,876	6,443

Total assets	$237,011	$275,695

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,228	$7,806
Accrued compensation	5,510	10,693
Interest payable	1,758	5,273
Accrued and other current liabilities	8,722	7,226
Deferred revenue	72	649
Accrued restructuring	5,014	4,948

Total current liabilities	34,304	36,595

Convertible senior notes	124,320	122,180
Convertible subordinated notes	264,577	264,376
Other liabilities	10,858	12,061

Total liabilities	434,059	435,212
Stockholders’deficit:
Preferred stock	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 84,625,602 and 84,533,069 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	85	85
Additional paid-in capital	845,184	841,320
Accumulated other comprehensive loss	(1,766)	(528)
Accumulated deficit	(1,040,551)	(1,000,394)
Total stockholders’ deficit	(197,048)	(159,517)

Total liabilities and stockholders’deficit	$237,011	$275,695

*              The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Contract revenues	$587	$6,074
License and royalty revenues	720	1,348

Total revenues	1,307	7,422

Costs and expenses:
Research and development	32,955	23,906
Selling, general and administrative	4,354	3,692
Other expenses	123	107

Total costs and expenses	37,432	27,705

Loss from operations	(36,125)	(20,283)
Interest and other income, net	2,141	4,066
Interest expense	(6,173)	(5,930)

Net loss	(40,157)	(22,147)

Basic and diluted net loss per share	$(0.47)	$(0.26)

Shares used in computing basic and diluted net loss per share	84,602	83,985

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007

Net loss	$(40,157)	$(22,147)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(1,238)	272
Comprehensive loss	$(41,395)	$(21,875)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(40,157)	$(22,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	123	107
Depreciation and amortization	3,288	3,199
Stock-based compensation	3,345	2,210
Changes in operating assets and liabilities:
Accounts receivable	711	633
Prepaid expenses and other assets	(1,075)	1,949
Accounts payable	5,422	(1,405)
Accrued and other current liabilities	(8,462)	(4,354)
Deferred revenue	(577)	(5,544)

Net cash used in operating activities	(37,382)	(25,352)

Cash flows from investing activities:
Capital expenditures	(122)	(155)
Purchases of marketable securities	1,241	(4,030)
Sales and maturities of marketable securities	89,630	30,879

Net cash provided by investing activities	90,749	26,694

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	520	95

Net cash provided by financing activities	520	95

Net increase in cash and cash equivalents	53,887	1,437
Cash and cash equivalents at beginning of period	108,854	18,861

Cash and cash equivalents at end of period	$162,741	$20,298

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

2.             Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of March 31, 2008 and the condensed consolidated statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2008 and 2007 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2007 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). We have determined that our fair value measurements are in accordance with the requirements of SFAS 157, therefore, the implementation of SFAS 157 did not have any impact on our consolidated financial condition or results of operations.

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

4.             Revenues

For the three months ended March 31, 2008, one customer contributed 45% of revenues.  For the three months ended March 31, 2007, one customer contributed 82% of revenues.

Three customers comprised 73% of the accounts receivable balance at March 31, 2008. Three customers comprised 68% of the accounts receivable balance at December 31, 2007.

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

Contract revenues related to the upfront consideration received, research services provided to Pfizer, and the difference between the cash received and the present value of convertible subordinated notes issued to Pfizer (the “Pfizer Notes), of approximately $0.6 million and $6.1 million were recognized for the three months ended March 31, 2008 and 2007, respectively.

6.             Stock compensation

Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), we recorded $3.3 million and $2.2 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Three Months Ended		Employee Stock Purchase Plan For the Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Average risk-free interest rates	2.03%	4.87%	1.62%	4.58%
Average expected life (in years)	2.95	2.95	0.24	0.24
Volatility	65%	65%	76%	48%
Weighted-average fair value (in dollars)	5.22	3.24	1.44	1.04

The risk-free interest rate is derived from the U.S. Federal Reserve rate in effect at the time of grant. The expected life calculation is based on the observed and expected time to the exercise of options by our employees based on historical exercise patterns for similar type options. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options.  A dividend yield of zero is assumed based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Beginning in 2007, options granted have a seven-year term and vest over a three-year period with a one-year cliff (i.e., vesting occurs as to one-third (1/3) at the end of the first year and in equal monthly installments on a monthly basis for the remaining two years). This is a change from the Company’s prior option grants of options with a ten-year term that vest over a four-year period with a one-year cliff.

Based on our historical experience, we have assumed an annualized forfeiture rate of 5% for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

The amortization of stock compensation under SFAS 123R for the period after its adoption was calculated in accordance with FASB Interpretation (“FIN”) No. 28. Total compensation cost of options granted but not yet vested, as of March 31, 2008, was $17.2 million, which is expected to be recognized over the weighted average period of 3.06 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2007	4,227,469	12,434,505	$7.81
Options granted	(2,996,000)	2,996,000	11.90
Options exercised	—	(92,533)	5.60
Options cancelled	19,917	(19,917)	9.06
Balance at March 31, 2008	1,251,386	15,318,055	$8.62
Exercisable, March 31, 2008	—	8,707,947	$8.31

7.             Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period.  Stock options and potential common shares issuable upon conversion of our 3½% convertible senior notes due 2011 (the “3½% Senior Notes”), 3½% convertible subordinated notes due 2011 (the “3½% Subordinated Notes”), and the Pfizer Notes were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented.  The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	2008	2007
Outstanding stock options	15,318,055	12,529,455
Common shares issuable upon conversion of 3 1/2% Senior Notes	13,531,224	13,531,224
Common shares issuable upon conversion of 3 1/2% Subordinated Notes	22,284,625	22,284,625
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	—
Total potential common shares excluded from diluted net loss per share computation	53,621,041	49,806,800

8.             Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with FASB Statement No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

9.             Other expenses

Below is a summary of the activity related to other expenses recorded for the periods in which activity related to our restructuring programs has taken place through the three months ended March 31, 2008. The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates.  Changes will be made to the restructuring accrual at the point that the differences become determinable. The accrual balances for the restructuring plans are included in accrued restructuring and other liabilities (long-term) in the consolidated balance sheets.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance at March 31, 2008
	(in thousands)
Lease commitment and related costs	$15,497	$9,179	$131	$(722)	$8,588
Other costs	—	—	37	(37)	—
Restructuring expenses	$15,497	$9,179	$168	$(759)	$8,588

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance at December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance at March 31, 2008
	(in thousands)
Lease commitment and related costs	$16,155	$7,534	$(38)	$(422)	$7,074

Maxia Acquisition Costs

	Original Charge	Accrual Balance at December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance at March 31, 2008
	(in thousands)
Lease commitment and related costs	$2,373	$274	$(7)	$(68)	$199

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2008 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K previously filed with the SEC.

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

Thus far in our drug discovery and development activities, which began in early 2002, we have filed twelve Investigational New Drug Applications (INDs) and have progressed eight internally developed proprietary compounds into clinical development. Currently, four of these compounds have advanced into Phase II clinical trials. Our wholly-owned pipeline includes the following compounds:

Drug Target	Drug Compound	Indication	Development Status

JAK
	INCB18424 (Oral)	Myelofibrosis	Phase IIa
		Rheumatoid Arthritis	Phase IIa
		Refractory Prostate Cancer	Phase IIa
		Multiple Myeloma	Phase IIa

	INCB18424 (Topical)	Psoriasis	Phase IIa

	INCB28050	Rheumatoid Arthritis	Pre-clinical

HSD1
	INCB13739	Type 2 Diabetes	Phase IIa

	INCB20817	Type 2 Diabetes	Phase I

HM74a
	INCB19602	Type 2 Diabetes	Phase I

Sheddase
	INCB7839	Solid Tumors	Phase IIa
		Breast Cancer	Phase II

CCR2
	INCB8696	Multiple Sclerosis	Phase I

CCR5
	INCB9471	HIV	Phase II

	INCB15050	HIV	Phase I
Other
Lead clinical candidate		Oncology	Pre-clinical
Lead clinical candidate		Oncology	Pre-clinical

We recently announced that we would not advance our lead CCR5 antagonist into Phase IIb trials and that we are seeking to out-license this program. This decision reflects our objective to focus our resources on programs that we believe have the greatest near-term value. We have also decided to delay initiation of the oral 28-day Phase IIa trial in psoriasis until next year.

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

In connection with our collaborative research and license agreement with Pfizer Inc. (“Pfizer”), we received an upfront non-refundable payment of $40.0 million in January 2006.  The $40.0 million upfront fee was recorded as deferred revenue and was recognized on a straight-line basis over two years, our estimated performance period under the agreement.  In February 2006 and October 2007, Pfizer purchased, for a total of $20.0 million, a convertible subordinated note due 2013 and a convertible subordinated note due 2014 (collectively, the “Pfizer Notes”). As the Pfizer Notes are non-interest bearing, they have been discounted to their net present value.  The difference between the cash received and the present value of the Pfizer Notes, plus the related beneficial conversion feature, totals $3.2 million for each note, which represented additional consideration from Pfizer under the agreement.  We have accounted for this additional consideration as deferred revenue and have recognized it over our estimated performance period under the agreement. We recognized contract revenues in connection with research services provided to Pfizer as earned. We received a $3.0 million milestone payment from Pfizer in the second quarter of 2007. All milestone payments will be recognized as revenue upon the achievement of the associated milestone.

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

At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.  We periodically evaluate current available information and adjust our restructuring reserve as necessary.  We also make adjustments related to accrued professional fees to adjust estimated amounts to actual.  For the three months ended March 31, 2008, such adjustments were made for the 2002 restructuring program, 2004 restructuring program, and the acquisition of Maxia.

Stock Compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revised Statement of Financial Accounting Standards 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values.  SFAS 123R requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation.  SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations.  Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations.  Prior to January 1, 2006, we had adopted the disclosure-only provisions under SFAS 123.  Under the provisions of SFAS 123R, we recorded $3.3 million and $2.2 million of stock compensation expense for the three months ended March 31, 2008 and 2007, respectively.

Results of Operations

We recorded a net loss of $40.2 million and basic and diluted net loss per share of $0.47 for the three months ended March 31, 2008 as compared to a net loss of $22.1 million and basic and diluted net loss per share of $0.26 in the corresponding period in 2007.

Revenues.

	For the three months ended, March 31,
	2008	2007
	(in millions)
Contract revenues	$0.6	$6.1
License and royalty revenues	0.7	1.3

Total revenues	$1.3	$7.4

Our contract revenues for the three months ended March 31, 2008 decreased to $0.6 million from $6.1 million for the three months ended March 31, 2007 as we have fully recognized contract revenues associated with the Pfizer $40.0 million upfront fee, the debt discount and beneficial conversion feature related to the Pfizer Notes and the reimbursement of certain expenses by Pfizer for research and development expenses pursuant to the collaborative research and license agreement at March 31, 2008.

Our license and royalty revenues for the three months ended March 31, 2008 decreased to $0.7 million from $1.3 million for the three months ended March 31, 2007. License and royalty revenues were derived from the licensing of our gene- and genomic-related intellectual property.  We expect that revenues generated from information products, including licensing of gene- and genomic-related intellectual property, will decline as we focus on our drug discovery and development programs.

Operating Expenses.

Research and development expenses.

	For the three months ended, March 31,
	2008	2007
	(in millions)
Salary and benefits related	$9.1	$7.8
Stock compensation	2.4	1.5
Collaboration and outside services	17.4	9.5
Occupancy and all other costs	4.1	5.1

Total research and development expenses	$33.0	$23.9

We currently track research and development costs by natural expense line and not costs by project.  For salary and benefit related costs, the increase from the three months ended March 31, 2007 to the three months ended March 31, 2008 was primarily the result of increased headcount to sustain our development pipeline. Stock compensation increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to an increase in our average stock price. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. For collaboration and outside services, the increase from the three months ended March 31, 2007 to the three months ended March 31, 2008 is due primarily from the growth and advancement of our clinical pipeline. The decrease in occupancy and all other costs for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is due primarily to decreases in patent and depreciation expenses.

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

Selling, general and administrative expenses.

	For the three months ended, March 31,
	2008	2007
	(in millions)
Salary and benefits related	$1.6	$1.5
Stock compensation	0.9	0.7
Other contract service and outside costs	1.9	1.5

Total selling, general and administrative expenses	$4.4	$3.7

Selling, general and administrative expenses were consistent for the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Other expenses.     Total other expenses for the three months ended March 31, 2008 were $0.1 million compared to $0.1 million for the corresponding period in 2007, and represent charges recorded in connection with previously announced restructuring programs.

Interest and Other Income, net.     Interest and other income, net, for the three months ended March 31, 2008 was $2.1 million compared to $4.1 million for the corresponding period in 2007. The decrease is due primarily to a lower average cash balance and lower interest rate for the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Interest Expense.    Interest expense for the three months ended March 31, 2008 was $6.2 million compared to $5.9 million for the corresponding period in 2007.

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). We have determined that our fair value measurements are in accordance with the requirements of SFAS 157, therefore, the implementation of SFAS 157 did not have any impact on our consolidated financial condition or results of operations.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since we were incorporated in 1991 through 1996 and in 1999 through March 31, 2008. As such, we have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At March 31, 2008, we had available cash, cash equivalents, and short-term and long-term marketable securities of $219.2 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate bonds, asset backed and mortgage backed securities and government agency and treasury money market accounts. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $37.4 million for the three months ended March 31, 2008 and net cash used in operating activities was $25.4 million for the three months ended March 31, 2007. The $12.0 million increase was due primarily to $18.0 million increase in our net loss.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments.  Net cash provided by investing activities was $90.7 million for the three months ended March 31, 2008, which represented primarily sales and maturities of marketable securities of $89.6 million, and by purchases of marketable securities of $1.2 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, and acquisitions, including possible earn-out payments to former stockholders of Maxia.

Net cash provided by financing activities was $0.5 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, we received $0.5 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. For the three months ended March 31, 2007, we received $0.1 million from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of March 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$270.0	$—	$250.0	$20.0	$
Principal on convertible senior debt	151.8	—	151.8	—	—
Interest on convertible subordinated debt	26.3	8.8	17.5	—	—
Interest on convertible senior debt	15.9	5.3	10.6	—	—
Non-cancelable operating lease obligations:
Related to current operations	10.8	4.8	6.0	—	—
Related to vacated space	23.4	8.2	15.2	—	—

Total contractual obligations	$498.2	$27.1	$451.1	$20.0	$—

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations.  We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.8 million (less than 1 year) and $4.0 million (years 1-3); these scheduled payments are not reflected in the above table.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of March 31, 2008.

We have entered into and intend to continue to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs.  Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary products, technologies and businesses; expenditures in connection with potential repayments of our 3½% convertible senior notes due 2011, 3½% convertible subordinated notes due 2011, and the Pfizer Notes; expenditures in connection with our drug discovery and development programs; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreement with Pfizer; and costs associated with the integration of new operations assumed through any mergers and acquisitions. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs, and in 2008, will not represent a significant source of cash inflow for us.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than those that are discussed above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities, mortgage and asset-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of March 31, 2008, cash, cash equivalents and short-term and long-term marketable securities were $219.2 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2008 the decline in fair value would not be material.

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

•         poor or unanticipated effectiveness of drug candidates during the clinical trials; or

•         government or regulatory delays.

Regulatory authorities may delay or prevent the initiation of clinical trials for our drug candidates.  For example, we may be unable to successfully complete discussions with the FDA regarding a registration strategy, including agreement on appropriate dosing and endpoints, for our JAK inhibitor for myelofibrosis.

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

We have a limited number of drug candidates in early stage Phase I and Phase II clinical trials.  We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds.  We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. We discontinued development of DFC in April 2006 for safety reasons.  We recently announced that we would not advance our lead CCR5 antagonist into Phase IIb trials and that we are seeking to out-license this program.  If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition.  Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur.  At this point, the regulatory agencies may require additional clinical trials or testing. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive and third parties such as insurance companies or Medicare have not approved it for substantial reimbursement.  In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects.  There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2008. Because of those losses, we had an accumulated deficit of $1.0 billion as of March 31, 2008. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2008 and in future periods as well.

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

We derived substantially all of our revenues for the three months ended March 31, 2008 from our collaborative research and license agreement with Pfizer and from licensing our intellectual property to others.  We may be unable to enter into additional collaborative agreements.  Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under our collaborative agreements.  Part of our prior strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of March 31, 2008, the aggregate principal amount of total consolidated debt was $421.8 million and our stockholders’ deficit was $197.0 million. The documents pursuant to which our outstanding convertible senior and subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations.  We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible senior notes and convertible subordinated notes.  As of March 31, 2008, $151.8 million aggregate principal amount of our 3½% convertible senior notes due 2011 was outstanding.  Our annual interest payments, beginning in 2007, for the 3½% convertible senior notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.3 million, and an additional $2.6 million in interest is payable in 2011.  As of March 31, 2008, $250.0 million aggregate principal amount of our 3½% convertible subordinated notes due 2011 was outstanding.  Our annual interest payments for the 3½% convertible subordinated notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011.  As of March 31, 2008, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014.  If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

RISKS RELATING TO INTELLECTUAL PROPERTY AND LEGAL MATTERS

If we are subject to arbitration, litigation and infringement claims, they could be costly and disrupt our drug discovery and development efforts.

The technology that we use to make and develop our drug products, the technology that we incorporate in our products, and the products we are developing may be subject to claims that they infringe the patents or proprietary rights of others. The success of our drug discovery and development efforts will also depend on our ability to develop new compounds, drugs and technologies without infringing or misappropriating the proprietary rights of others. We are aware of patents and patent applications filed in certain countries claiming certain intellectual property relating to certain of our drug discovery targets. While the validity of issued patents, patentability of pending patent applications and applicability of any of them to our programs are uncertain, if any of these patents are asserted against us or if we choose to license any of these patents, our ability to commercialize our products could be harmed or the potential return to us from any product that may be successfully commercialized could be diminished.

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

We may be unsuccessful in defending or pursuing these lawsuits, claims or other legal proceedings. Regardless of the outcome, litigation or other legal proceedings can be very costly and can divert management’s efforts. For example, we settled patent litigation with Invitrogen Corporation in 2006. We incurred significant expenses related to this litigation and, as part of the settlement, paid Invitrogen $3.4 million.  An adverse determination may subject us to significant liabilities or require us or our collaborators or licensees to seek licenses to other parties’ patents or proprietary rights. We or our collaborators or licensees may also be restricted or prevented from manufacturing or selling a drug or other product that we or they develop. Further, we or our future collaborators or licensees may not be able to obtain any necessary licenses on acceptable terms, if at all.  If we are unable to develop non-infringing technology or license technology on a timely basis or on reasonable terms, our business could be harmed.

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

INCYTE CORPORATION

Dated:	April 30, 2008	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	April 30, 2008	By:	/s/ DAVID C. HASTINGS
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