Form 10-Q
period 2008-06-30
INCYTE CORP
filed 2008-07-29
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

☐   Yes      ☒ No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 84,989,650 as of July 25, 2008.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,712	$108,854
Marketable securities—available-for-sale	51,309	147,576
Accounts receivable, net	787	1,551
Prepaid expenses and other current assets	7,247	6,431

Total current assets	194,055	264,412

Marketable securities—available-for-sale	2,011	897
Property and equipment, net	3,110	3,943
Intangible and other assets, net	5,559	6,443

Total assets	$204,735	$275,695

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,481	$7,806
Accrued compensation	5,954	10,693
Interest payable	5,273	5,273
Accrued and other current liabilities	12,177	7,226
Deferred revenue	52	649
Accrued restructuring	4,714	4,948

Total current liabilities	41,651	36,595

Convertible senior notes	126,498	122,180
Convertible subordinated notes	264,781	264,376
Other liabilities	9,000	12,061

Total liabilities	441,930	435,212
Stockholders’deficit:
Preferred stock	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 84,989,650 and 84,533,069 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	85	85
Additional paid-in capital	850,692	841,320
Accumulated other comprehensive loss	(1,857)	(528)
Accumulated deficit	(1,086,115)	(1,000,394)
Total stockholders’ deficit	(237,195)	(159,517)

Total liabilities and stockholders’deficit	$204,735	$275,695

*                           The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Contract revenues	$57	$8,933	$644	$15,007
License and royalty revenues	557	1,643	1,276	2,991

Total revenues	614	10,576	1,920	17,998

Costs and expenses:
Research and development	38,132	23,301	71,087	47,207
Selling, general and administrative	4,103	3,535	8,456	7,227
Other expenses	(918)	(73)	(795)	34

Total costs and expenses	41,317	26,763	78,748	54,468

Loss from operations	(40,703)	(16,187)	(76,828)	(36,470)
Interest and other income, net	1,353	3,713	3,493	7,780
Interest expense	(6,213)	(5,965)	(12,386)	(11,896)

Net loss	(45,563)	(18,439)	(85,721)	(40,586)

Basic and diluted net loss per share:	$(0.54)	$(0.22)	$(1.01)	$(0.48)

Shares used in computing basic and diluted net loss per share	84,871	84,136	84,736	84,060

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(45,563)	$(18,439)	$(85,721)	$(40,586)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(91)	(163)	(1,329)	109

Comprehensive loss	$(45,654)	$(18,602)	$(87,050)	$(40,477)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(85,721)	$(40,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	(795)	34
Depreciation and amortization	6,560	6,460
Stock-based compensation	7,290	4,811
Changes in operating assets and liabilities:
Accounts receivable	764	806
Prepaid expenses and other assets	(788)	1,695
Accounts payable	5,675	(957)
Accrued and other current liabilities	(2,288)	(1,784)
Deferred revenue	(597)	(11,601)
Net cash used in operating activities	(69,900)	(41,122)
Cash flows from investing activities:
Capital expenditures	(190)	(345)
Purchases of marketable securities	52	(35,322)
Sales and maturities of marketable securities	93,814	90,924
Net cash provided by investing activities	93,676	55,257
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	2,082	939
Net cash provided by financing activities	2,082	939
Net increase in cash and cash equivalents	25,858	15,074
Cash and cash equivalents at beginning of period	108,854	18,861
Cash and cash equivalents at end of period	$134,712	$33,935

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

2.                   Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of June 30, 2008 and the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2008 and 2007, and statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2007 has been derived from audited financial statements.

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

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”).  As of June 30, 2008, the fair value of our financial assets are based on level one observable inputs.  We have determined that our fair value measurements are in accordance with the requirements of SFAS 157, therefore, the implementation of SFAS 157 did not have any impact on our consolidated financial condition or results of operations.

In May 2008, the Financial Accounting Standards Board issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”).  FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.  FSP No. APB 14-1 is effective for us as of January 1, 2009.  We do not expect the adoption of APB 14-1 to have a material impact on our  consolidated financial statements.

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

4.                   Revenues

For the three and six months ended June 30, 2008, one customer contributed 54% and 34% of revenues, respectively.  For the three and six months ended June 30, 2007, one customer contributed 84% and 83% of revenues, respectively.

Three customers comprised 70% of the accounts receivable balance at June 30, 2008.  Three customers comprised 68% of the accounts receivable balance at December 31, 2007.

5.                   Collaborative research and license agreement

Effective in January 2006, we entered a collaborative research and license agreement with Pfizer Inc. (“Pfizer”) for the pursuit of our CCR2 antagonist program.  Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds.  Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds.  We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications.  The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days’ notice.  We received an upfront nonrefundable, non-creditable payment of $40 million in January 2006 and are eligible to receive additional future development and milestone payments.

We determined that there were two deliverables under the agreement:  (i) the worldwide license and (ii) our obligations in connection with a research plan (the “Research Plan”), which were limited to completion of chemistry and biology research services on Pfizer’s behalf by our full time equivalents (FTEs).  We concluded that these deliverables should be accounted for as a single unit of accounting and the $40 million upfront payment should be recognized as revenue over the two year term that we complete our obligations in connection with the Research Plan, our estimated performance period under the agreement.  We have no further substantive obligations to Pfizer after the completion of our obligations in connection with the Research Plan.  All milestone payments will be recognized as revenue upon the achievement of the associated milestone.  Consistent with the terms of the agreement and our original expectations at the inception of the agreement, the Research Plan concluded after two years in January 2008 and, as such, there are no remaining substantive obligations to Pfizer under the agreement.

Contract revenues related to the upfront consideration received, research services provided to Pfizer, and the difference between the cash received and the present value of convertible subordinated notes issued to Pfizer (the “Pfizer Notes), of approximately $0.6 million were recognized for the six months ended June 30, 2008 and $5.9 million and $12.0 million for the three and six months ended June 30, 2007, respectively.   Also included in contract revenues for the three and six months ended June 30, 2007 was a $3.0 million milestone payment from Pfizer.

6.                   Stock compensation

Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004)  (“SFAS 123R”), we recorded $3.9 million and $7.3 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2008.  We recorded $2.6 million and $4.8 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2007, respectively.  We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Average risk-free interest rates	2.30%	4.78%	2.04%	4.87%	2.63%	4.87%	2.34%	4.67%
Average expected life (in years)	2.60	2.50	2.92	2.91	0.50	0.50	0.50	0.50
Volatility	64%	66%	65%	65%	50%	39%	67%	45%
Weighted-average fair value (in dollars)	4.25	3.14	5.14	3.23	2.15	0.93	1.49	1.06

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

The amortization of stock compensation under SFAS 123R for the period after its adoption was calculated in accordance with FASB Interpretation (“FIN”) No. 28.  Total compensation cost of options granted but not yet vested, as of June 30, 2008, was $14.5 million, which is expected to be recognized over the weighted average period of 3.05 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2007	4,227,469	12,434,505	$7.81
Additional authorized	4,000,000	—
Options granted	(3,261,000)	3,261,000	11.76
Options exercised	—	(182,458)	5.72
Options cancelled	19,917	(19,917)	9.06
Balance at June 30, 2008	4,986,386	15,493,130	$8.67
Exercisable, June 30, 2008	—	9,303,497	$8.24

7.                   Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period.  Stock options and potential common shares issuable upon conversion of our 3½% convertible senior notes due 2011 (the “3½% Senior Notes”), 3½% convertible subordinated notes due 2011 (the “3½% Subordinated Notes”), and the Pfizer Notes were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented.  The potential common shares that were excluded from the diluted net loss per share computation at June 30, 2008 and 2007, respectively, are as follows:

	2008	2007
Outstanding stock options	15,493,130	12,640,651
Common shares issuable upon conversion of 3½% Senior Notes	13,531,224	13,531,224
Common shares issuable upon conversion of 3½% Subordinated Notes	22,284,625	22,284,625
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	—
Total potential common shares excluded from diluted net loss per share computation	53,796,116	49,917,996

8.                   Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with FASB Statement No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

9.                   Other expenses

Below is a summary of the activity related to other expenses recorded for the periods in which activity related to our restructuring programs has taken place through the six months ended June 30, 2008.  The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates.  Changes will be made to the restructuring accrual at the point that the differences become determinable.  The accrual balances for the restructuring plans are included in accrued restructuring and other liabilities (long-term) in the consolidated balance sheets.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance at June 30, 2008
	(in thousands)
Lease commitment and related costs	$15,497	$9,179	$(778)	$1,469	$6,932
Other costs	—	—	76	76	—
Restructuring expenses	$15,497	$9,179	$(702)	$1,545	$6,932

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance at December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance at June 30, 2008
	(in thousands)
Lease commitment and related costs	$16,155	$7,534	$(89)	$787	$6,658

Maxia Acquisition Costs

	Original Charge	Accrual Balance at December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance at June 30, 2008
	(in thousands)
Lease commitment and related costs	$2,373	$274	$(4)	$145	$125

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and six months ended June  30, 2008 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K previously filed with the SEC.

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

•        the regulatory approval process, including determinations to seek U.S. Food and Drug Administration(FDA) and other international health authorities approval for, and plans to commercialize, our products in the United States and abroad;

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

Our wholly-owned pipeline includes the following compounds:

Drug Target	Drug Compound	Indication	Development Status

JAK
	INCB18424 (Oral)	Myelofibrosis	Phase II
		Polycythemia vera/Essential thrombocythemia	Phase II
		Rheumatoid Arthritis	Phase IIa
		Refractory Prostate Cancer	Phase IIa
		Multiple Myeloma	Phase IIa

	INCB18424 (Topical)	Psoriasis	Phase IIa

	INCB28050	Rheumatoid Arthritis	Phase I

HSD1
	INCB13739	Type 2 Diabetes	Phase IIb

	INCB20817	Type 2 Diabetes	Phase I

HM74a
	INCB19602	Type 2 Diabetes	Phase IIa

Sheddase

	INCB7839	Solid Tumors	Phase IIa
		Breast Cancer	Phase II

CCR2
	INCB8696	Multiple Sclerosis	Phase I

CCR5
	INCB9471	HIV	Phase II

	INCB15050	HIV	Phase I
Other
Lead clinical candidate		Oncology	Pre-clinical
Lead clinical candidate		Oncology	Pre-clinical

In March 2008, we announced that we would not advance our lead CCR5 antagonist into Phase IIb trials and that we are seeking to out-license this program. This decision reflects our objective to focus our resources on programs that we believe have the greatest near-term value. We have also decided to delay initiation of the oral 28-day Phase IIa trial in psoriasis with our orally administered JAK inhibitor until next year.

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

In connection with our collaborative research and license agreement with Pfizer Inc. (“Pfizer”), we received an upfront non-refundable payment of $40.0 million in January 2006.  The $40.0 million upfront fee was recorded as deferred revenue and was recognized on a straight-line basis over two years, our estimated performance period under the agreement.   In February 2006 and October 2007, Pfizer purchased, for a total of $20.0 million, a convertible subordinated note due 2013 and a convertible subordinated note due 2014 (collectively, the “Pfizer Notes”).  As the Pfizer Notes are non-interest bearing, they have been discounted to their net present value.  The difference between the cash received and the present value of the Pfizer Notes, plus the related beneficial conversion feature, totals $3.2 million for each note, which represented additional consideration from Pfizer under the agreement.  We have accounted for this additional consideration as deferred revenue and have recognized it over our estimated performance period under the agreement.   We recognized contract revenues for research services provided by our full time equivalents to Pfizer in the periods in which the services were performed.  We received a $3.0 million milestone payment from Pfizer in the second quarter of 2007.  All milestone payments will be recognized as revenue upon the achievement of the associated milestone.

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

Our CRO contracts generally include pass through fees.  Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs, including shipping and printing fees.  We expense the costs of pass through fees under our CRO contracts as they are incurred, based on the best information available to us at the time.  The estimates of the pass through fees incurred are based on the amount of work completed for the clinical trial and are monitored through correspondence with the CROs, internal reviews and a review of contractual terms.  The factors utilized to derive the estimates include the number of patients enrolled, duration of the clinical trial, estimated patient attrition, screening rate and length of the dosing regimen.   CRO fees incurred to set up the clinical trial are expensed during the setup period.

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

Stock Compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revised Statement of Financial Accounting Standards 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values.  SFAS 123R requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation.  SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations.  Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations.  Prior to January 1, 2006, we had adopted the disclosure-only provisions under SFAS 123.  Under the provisions of SFAS 123R, we recorded $3.9 million and $7.3 million of stock compensation expense for the three and six months ended June 30, 2008, respectively, and $2.6 million and $4.8 million for the three and six months ended June 30, 2007, respectively.

Results of Operations

We recorded net losses of $45.6 million and $85.7 million and basic and diluted net losses per share of $0.54 and $1.01 per share for the three and six months ended June 30, 2008, respectively, as compared to net losses of $18.4 million and $40.6 million and basic and diluted net losses per share of $0.22 and $0.48 per share in the corresponding periods in 2007.

Revenues.

	For the three months ended, June 30,		For the six months ended, June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Contract revenues	$0.1	$8.9	$0.6	$15.0
License and royalty revenues	0.5	1.7	1.3	3.0
Total revenues	$0.6	$10.6	$1.9	$18.0

Our contract revenues for the three and six months ended June 30, 2008 decreased to $0.1 million and $0.6 million, respectively, from $8.9 million and $15.0 million, respectively, for the three and six months ended June 30, 2007 as we have fully recognized at June 30, 2008 contract revenues associated with the Pfizer $40.0 million upfront fee, the debt discount and beneficial conversion feature related to the Pfizer Notes and the reimbursement of certain expenses by Pfizer for research and development expenses pursuant to the collaborative research and license agreement.

Our license and royalty revenues for the three and six months ended June 30, 2008 decreased to $0.5 million and $1.3 million, respectively, from $1.7 million and $3.0 million, respectively, for the three and six months ended June 30, 2007.    License and royalty revenues were derived from the licensing of our gene- and genomic-related intellectual property.   We expect that revenues generated from information products, including licensing of gene- and genomic-related intellectual property, will decline as we focus on our drug discovery and development programs.

Operating Expenses.

Research and development expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Salary and benefits related	$8.8	$7.6	$17.9	$15.5
Stock compensation	2.9	1.8	5.3	3.3
Collaboration and outside services	22.5	9.5	39.9	19.5
Occupancy and all other costs	3.9	4.4	8.0	8.9

Total research and development expenses	$38.1	$23.3	$71.1	$47.2

We currently track research and development costs by natural expense line and not costs by project.  For salary and benefit related costs, the increase from the three and six months ended June 30, 2007 to the three and six months ended June 30, 2008 was primarily the result of increased headcount to sustain our development pipeline.  Stock compensation increased for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 due primarily to an increase in our average stock price.  Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation.  For collaboration and outside services, the increase from the three and six months ended June 30, 2007 to the three and six months ended June 30, 2008 is due primarily from the growth and advancement of our clinical pipeline.  The decrease in occupancy and all other costs for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 is due primarily to decreases in depreciation expense.

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

Selling, general and administrative expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Salary and benefits related	$1.5	$1.4	$3.1	$2.9
Stock compensation	1.0	0.8	2.0	1.5
Other contract service and outside costs	1.6	1.3	3.4	2.8

Total selling, general and administrative expenses	$4.1	$3.5	$8.5	$7.2

Salary and benefits related expenses were consistent for the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.  Stock compensation increased for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 due primarily to an increase in our average stock price.  Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation.   Other contract service and outside costs increased for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 due primarily to increased professional services fees.

Other expenses.     Total other expenses for the three and six months ended June 30, 2008 were $(0.9) million and $(0.8) million, respectively, compared to $(0.1) million and $0.0 million, respectively, for the corresponding periods in 2007, and represent charges recorded in connection with previously announced restructuring programs. The increase is due primarily to a $1.0 million gain recorded for the three and six months ended June 30, 2008 that was related to an increase in estimated sublease income from a facility closed in connection with a previous restructuring of our operations.

Interest and Other Income, net.     Interest and other income, net, for the three and six months ended June 30, 2008 was $1.4 million and $3.5 million, respectively, compared to $3.7 million and $7.8 million for the corresponding periods in 2007.   The decrease is due primarily to a lower average cash balance and lower interest rates for the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Interest Expense.    Interest expense for the three and six months ended June 30, 2008 was $6.2 million and $12.4 million, respectively, compared to $6.0 million and $11.9 million, respectively, for the corresponding periods in 2007.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since we were incorporated in 1991 through 1996 and in 1999 through June 30, 2008.  As such, we have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements.   At June 30, 2008, we had available cash, cash equivalents, and short-term and long-term marketable securities of $188.0 million.  Our cash and marketable securities balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate bonds, asset backed and mortgage backed securities and government agency and treasury money market accounts.   Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $69.9 million for the six months ended June 30, 2008 and net cash used in operating activities was $41.1 million for the six months ended June 30, 2007.  The $28.8 million increase was due primarily to the increase in our net loss during 2008.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash provided by investing activities was $93.7 million for the six months ended June 30, 2008, which represented primarily sales and maturities of marketable securities of $93.8 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, and acquisitions, including possible earn-out payments to former stockholders of Maxia.

Net cash provided by financing activities was $2.1 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008, we received $2.1 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.  For the six months ended June 30, 2007, we received $1.0 million from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of June 30, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$270.0	$—	$250.0	$20.0	$—
Principal on convertible senior debt	151.8	—	151.8	—	—
Interest on convertible subordinated debt	26.3	8.8	17.5	—	—
Interest on convertible senior debt	15.9	5.3	10.6	—	—
Non-cancelable operating lease obligations:
Related to current operations	9.6	4.8	4.8	—	—
Related to vacated space	21.3	8.1	13.2	—	—
Total contractual obligations	$494.9	$27.0	$447.9	$20.0	$—

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations.  We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.8 million (less than 1 year) and $4.2 million (years 1-3); these scheduled payments are not reflected in the above table.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable.  In February 2003, we completed our acquisition of Maxia.  Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement.  Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones.  The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger.  In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement.  None of these milestones has been achieved as of June 30, 2008.

We have entered into licenses in the past and may in the future continue to seek to license additional rights relating to compounds or technologies in connection with our drug discovery and development programs.  Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities, mortgage and asset-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value.  These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase.  As of June 30, 2008, cash, cash equivalents and short-term and long-term marketable securities were $188.0 million.  Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2008 the decline in fair value would not be material.

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

We are in the early stage of building our drug discovery and development operations. Our ability to discover, develop and commercialize pharmaceutical products will depend on our ability to:

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

Pfizer has certain rights to terminate the license agreement, including the right to terminate upon 90 days’ notice for any reason. Pfizer also has the right to terminate its rights and obligations with respect to certain indications and licensed compounds. If Pfizer terminates the license agreement or its rights with respect to certain indications, we may not be able to find a new collaborator to replace Pfizer, and our business could be adversely affected.

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

We have only limited experience with clinical trials, formulation, manufacturing and commercialization of drug products. We also have limited internal resources and capacity to perform preclinical testing and clinical trials. As a result, we intend to continue to hire Clinical Research Organizations, or CROs, to perform preclinical testing and clinical trials for drug candidates. If the CROs that we hire to perform our preclinical testing and clinical trials or our collaborators or licensees do not meet deadlines, do not follow proper procedures, or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may be delayed or may be terminated. If we were forced to find a replacement entity to perform any of our preclinical testing or clinical trials, we may not be able to find a suitable entity on favorable terms, or at all. Even if we were able to find another company to perform a preclinical test or clinical trial, the delay in the test or trial may result in significant additional expenditures. Events such as these may result in delays in our obtaining regulatory approval for our drug candidates or our ability to commercialize our products and could result in increased expenditures that would adversely affect our operating results.

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

•                  poor or unanticipated effectiveness of drug candidates during the clinical trials; or

•                  government or regulatory delays.

Regulatory authorities may delay or prevent the initiation of clinical trials for our drug candidates.  For example, we may be unable to successfully complete discussions with the FDA regarding trial design, including agreement on appropriate dosing and specific endpoints, for the registration trials for our JAK inhibitor for myelofibrosis.

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

We may not obtain a special protocol assessment for our JAK inhibitor for myelofibrosis. A special protocol assessment does not guarantee any particular outcome from regulatory review, including any regulatory approval.

We currently intend to seek a special protocol assessment, or SPA, for the registration trials for our JAK inhibitor for myelofibrosis. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, or NDA, and provides a product sponsor with an agreement confirming that the design and size of the trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. However, an SPA must be approved by the FDA before the trial can be initiated, and there is no guarantee that an SPA would be granted on a timely basis. Accordingly, if we submit a request for an SPA, the initiation of this trial may be delayed. If we believe that the submission of a request for an SPA will significantly delay the initiation of this trial, we may determine not to submit a request for an SPA. Without the FDA’s concurrence on an SPA, we cannot be certain that the design, conduct and data analysis approach for this clinical trial will be sufficient to allow us to submit or receive approval of a JAK inhibitor for the treatment of myelofibrosis.

An SPA is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, the trial will be adequate to demonstrate safety and efficacy, or otherwise be sufficient to support regulatory approval. There can be no assurance that the terms of an SPA will ultimately be binding on the FDA, and the FDA is not obligated to approve an NDA, if any, even if the clinical outcome is positive. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and the data and results from a clinical trial, and can require trial design changes if issues arise essential to determining safety or efficacy. In addition, data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override an SPA, and we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will determine that a previously approved SPA is still valid.

Additionally, an SPA may be changed only with written agreement of the FDA, and any further changes we may propose to the protocol will remain subject to the FDA’s approval. The FDA may not agree to any such an amendment and, even if they agree, they may request other amendments to the trial design that could require additional cost and time, as well as increase the degree of difficulty in reaching clinical endpoints. As a result, even with an SPA, we cannot be certain that the trial results will be found to be adequate to support an efficacy claim and product approval.

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

•                  our relationships with key customers, suppliers or collaborative or license partners of acquired businesses may be impaired, due to changes in management and ownership of the acquired businesses;

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2008. Because of those losses, we had an accumulated deficit of $1.1 billion as of June 30, 2008. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2008 and in future periods as well.

We anticipate that our drug discovery and development efforts and related expenditures will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can sell a drug product. The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated revenues and we cannot assure you that we will generate revenues from the drug candidates that we license or develop for several years, if ever. We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we were successful in obtaining regulatory approvals for manufacturing and commercializing a drug candidate, we expect that we will continue to incur losses if our drug products do not generate significant revenues. If we achieve profitability, we may not be able to sustain or increase profitability.

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

We derived substantially all of our revenues for the six months ended June 30, 2008 from our collaborative research and license agreement with Pfizer and from licensing our intellectual property to others. We may be unable to enter into additional collaborative agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under our collaborative agreements. Part of our prior strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of June 30, 2008, the aggregate principal amount of total consolidated debt was $421.8 million and our stockholders’ deficit was $237.2 million. The documents pursuant to which our outstanding convertible senior and subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

•                  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

•                  placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources;

In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible senior notes and convertible subordinated notes. As of June 30, 2008, $151.8 million aggregate principal amount of our 3½% convertible senior notes due 2011 was outstanding. Our annual interest payments, beginning in 2007, for the 3½% convertible senior notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.3 million, and an additional $2.6 million in interest is payable in 2011. As of June 30, 2008, $250.0 million aggregate principal amount of our 3½% convertible subordinated notes due 2011 was outstanding. Our annual interest payments for the 3½% convertible subordinated notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011. As of June 30, 2008, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

RISKS RELATING TO INTELLECTUAL PROPERTY AND LEGAL MATTERS

If we are subject to arbitration, litigation and infringement claims, they could be costly and disrupt our drug discovery and development efforts.

The technology that we use to make and develop our drug products, the technology that we incorporate in our products, and the products we are developing may be subject to claims that they infringe the patents or proprietary rights of others. The success of our drug discovery and development efforts will also depend on our ability to develop new compounds, drugs and technologies without infringing or misappropriating the proprietary rights of others. We are aware of patents and patent applications filed in certain countries claiming intellectual property relating to some of our drug discovery targets and product candidates. While the validity of issued patents, patentability of pending patent applications and applicability of any of them to our programs are uncertain, if any of these patents are asserted against us or if we choose to license any of these patents, our ability to commercialize our products could be harmed or the potential return to us from any product that may be successfully commercialized could be diminished.

From time to time we have received, and we may in the future receive, notices from third parties offering licenses to technology or alleging patent, trademark, or copyright infringement, claims regarding trade secrets or other contract claims. Receipt of these notices could result in significant costs as a result of the diversion of the attention of management from our drug discovery and development efforts. Parties sending these notices may have brought and in the future may bring litigation against us or seek arbitration relating to contract claims.

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

Our business and competitive position depends in significant part upon our ability to protect our proprietary technology, including any drug products that we create. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. For example, one of our collaborators may disclose proprietary information pertaining to our drug discovery efforts. In addition, while we have filed numerous patent applications with respect to our product candidates in the United States and in foreign countries, our patent applications may fail to result in issued patents. In addition, because patent applications can take several years to issue as patents, there may be pending patent applications of others that may later issue as patents that cover some aspect of our drug candidates. Our existing patents and any future patents we may obtain may not be broad enough to protect our products or all of the potential uses of our products, or otherwise prevent others from developing competing products or technologies. In addition, our patents may be challenged and invalidated or may fail to provide us with any competitive advantages if, for example, others were first to invent or first to file a patent application for the technologies and products covered by our patents.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 22, 2008, we held our Annual Meeting of Stockholders.

The following actions were taken at the annual meeting:

1.   The following Directors were elected:

	For	Withheld

Richard U. De Schutter	60,803,437	5,326,579

Barry M. Ariko	62,797,553	3,332,463

Julian C. Baker	61,702,837	4,427,179

Paul A. Brooke	62,714,326	3,415,690

Matthew W. Emmens	65,596,726	533,290

Paul A. Friedman	65,720,792	409,224

John F. Niblack	65,714,043	415,973

Roy A. Whitfield	44,688,739	21,441,277

2.   The amendment to our 1991 Stock Plan was approved.

For	Against	Abstain	Broker Non-Votes

44,923,314	10,416,484	37,675	33,029,439

3.   The amendment to our 1997 Employee Stock Purchase Plan was approved.

For	Against	Abstain	Broker Non-Votes

51,611,997	3,717,129	42,347	33,029,439

4.   The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2008 fiscal year was approved.

For	Against	Abstain

65,613,875	451,105	65,036

Item 6.     Exhibits

Exhibit Number	Description of Document

10.1#	1991 Stock Plan of Incyte Corporation, as amended

10.2#	1997 Employee Stock Plan of Incyte Corporation, as amended

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

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

INCYTE CORPORATION

Dated:	July 29, 2008	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	July 29, 2008	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1#	1991 Stock Plan of Incyte Corporation, as amended

10.2#	1997 Employee Stock Plan of Incyte Corporation, as amended

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

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