Form 10-Q
period 2008-09-30
INCYTE CORP
filed 2008-11-06
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

☐   Yes      ☒ No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 97,171,223 as of November 4, 2008.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$207,597	$108,854
Marketable securities—available-for-sale	42,264	147,576
Accounts receivable, net	879	1,551
Prepaid expenses and other current assets	6,284	6,431

Total current assets	257,024	264,412

Marketable securities—available-for-sale	32	897
Property and equipment, net	2,825	3,943
Intangible and other assets, net	4,837	6,443

Total assets	$264,718	$275,695

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,465	$7,806
Accrued compensation	8,572	10,693
Interest payable	1,758	5,273
Accrued and other current liabilities	12,241	7,226
Deferred revenue	32	649
Accrued restructuring	4,752	4,948

Total current liabilities	40,820	36,595

Convertible senior notes	128,714	122,180
Convertible subordinated notes	264,988	264,376
Other liabilities	7,573	12,061

Total liabilities	442,095	435,212
Stockholders’deficit:
Preferred stock	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 97,171,223 and 84,533,069 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	97	85
Additional paid-in capital	956,798	841,320
Accumulated other comprehensive loss	(3,363)	(528)
Accumulated deficit	(1,130,909)	(1,000,394)
Total stockholders’ deficit	(177,377)	(159,517)

Total liabilities and stockholders’deficit	$264,718	$275,695

*          The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Contract revenues	$15	$5,909	$659	$20,916
License and royalty revenues	1,046	781	2,322	3,772

Total revenues	1,061	6,690	2,981	24,688

Costs and expenses:
Research and development	36,949	25,044	108,036	72,251
Selling, general and administrative	4,005	3,587	12,462	10,814
Other expenses	(100)	(566)	(895)	(532)

Total costs and expenses	40,854	28,065	119,603	82,533

Loss from operations	(39,793)	(21,375)	(116,622)	(57,845)
Interest and other income, net	1,253	2,883	4,746	10,663
Interest expense	(6,254)	(6,002)	(18,639)	(17,898)

Net loss	(44,794)	(24,494)	(130,515)	(65,080)

Basic and diluted net loss per share:	$(0.48)	$(0.29)	$(1.50)	$(0.77)

Shares used in computing basic and diluted net loss per share	92,385	84,213	87,286	84,111

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net loss	$(44,794)	$(24,494)	$(130,515)	$(65,080)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(1,506)	(49)	(2,835)	59

Comprehensive loss	$(46,300)	$(24,543)	$(133,350)	$(65,021)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(130,515)	$(65,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	(895)	(532)
Depreciation and amortization	9,810	9,713
Stock-based compensation	11,147	7,442
Changes in operating assets and liabilities:
Accounts receivable	672	797
Prepaid expenses and other assets	502	2,732
Accounts payable	5,659	505
Accrued and other current liabilities	(4,411)	(3,491)
Deferred revenue	(617)	(17,236)
Net cash used in operating activities	(108,648)	(65,150)
Cash flows from investing activities:
Capital expenditures	(332)	(461)
Purchases of marketable securities	29	(44,107)
Sales and maturities of marketable securities	103,351	185,473
Net cash provided by investing activities	103,048	140,905
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	101,711	—
Proceeds from issuance of common stock under stock plans	2,632	1,013
Net cash provided by financing activities	104,343	1,013
Net increase in cash and cash equivalents	98,743	76,768
Cash and cash equivalents at beginning of period	108,854	18,861
Cash and cash equivalents at end of period	$207,597	$95,629

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

2.      Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of September 30, 2008 and the condensed consolidated statements of operations, comprehensive loss, and cash flows for the three and nine months ended September 30, 2008 and 2007 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2007 has been derived from audited financial statements.

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

Fair Value Measurements

We adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value we use quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

Level 3 – Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

We have determined that our fair value requirements are in accordance with the requirements of SFAS 157, therefore, the implementation of SFAS 157 did not have any impact on our consolidated financial condition or results of operations.  Our marketable securities consist of investments in corporate debt securities, mortgage backed securities, U.S. Treasury notes, and other U.S. government agency securities that are classified as available-for-sale.  We classify marketable securities available to fund current operations as current assets on the condensed consolidated balance sheet.  Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) they have been in an unrealized loss position for longer than six months and (ii) we have the ability to hold them until the carrying value is recovered and such holding period may be longer than one year.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of September 30, 2008

Cash and cash equivalents	$207,597	$—	$—	$207,597
Marketable securities – available-for-sale	2,173	40,123	—	42,296

Total	$209,770	$40,123	$—	$249,893

Recent Accounting Pronouncements

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

3.      Revenues

For the three and nine months ended September 30, 2008, one customer contributed 42% and 30% of revenues, respectively.  For the three and nine months ended September 30, 2007, one customer contributed 84% and 83% of revenues, respectively.

Three customers comprised 79% of the accounts receivable balance at September 30, 2008.  Three customers comprised 68% of the accounts receivable balance at December 31, 2007.

4.      Collaborative research and license agreement

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

Contract revenues related to the upfront consideration received, research services provided to Pfizer, and the difference between the cash received and the present value of convertible subordinated notes issued to Pfizer (the “Pfizer Notes”), of approximately $0.7 million were recognized for the nine months ended September 30, 2008 and $5.9 million and $20.9 million were recognized for the three and nine months ended September 30, 2007, respectively.

5.      Stock compensation

Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), we recorded $3.9 million and $11.1 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2008.  We recorded $2.6 million and $7.4 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2007, respectively.  We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Average risk-free interest rates	2.68%	4.24%	2.08%	4.84%	2.21%	4.32%	2.21%	4.32%
Average expected life (in years)	2.95	2.93	2.92	2.91	0.50	0.50	0.50	0.50
Volatility	67%	64%	65%	65%	66%	52%	66%	52%
Weighted-average fair value (in dollars)	3.81	2.67	5.07	3.21	1.75	1.21	1.75	1.21

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

The amortization of stock compensation under SFAS 123R for the period after its adoption was calculated in accordance with FASB Interpretation (“FIN”) No. 28.  Total compensation cost of options granted but not yet vested, as of September 30, 2008, was $11.4 million, which is expected to be recognized over the weighted average period of 3.05 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2007	4,227,469	12,434,505	$7.81
Additional authorized	4,000,000	—	—
Options granted	(3,439,000)	3,439,000	11.59
Options exercised	—	(289,031)	5.51
Options cancelled	312,218	(312,218)	9.17
Balance at September 30, 2008	5,100,687	15,272,256	8.68
Exercisable, September 30, 2008	—	9,732,638	8.20

6.      Common stock offering

On August 6, 2008, we completed a public offering of 12,075,000 shares of our authorized but unissued common stock at a price to the public of $9.00 per share pursuant to an effective shelf registration statement, resulting in net proceeds of approximately $101.7 million after deducting the underwriting discounts and offering expenses.  Entities affiliated with Julian C. Baker, one of our directors and principal stockholders, purchased an aggregate of 1,100,000 shares of our common stock in this offering.

7.      Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period.  Stock options and potential common shares issuable upon conversion of our 3½% convertible senior notes due 2011 (the “3½% Senior Notes”), 3½% convertible subordinated notes due 2011 (the “3½% Subordinated Notes”), and the Pfizer Notes were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented.  The potential common shares that were excluded from the diluted net loss per share computation at September 30, 2008 and 2007, respectively, are as follows:

	2008	2007
Outstanding stock options	15,272,256	12,629,867
Common shares issuable upon conversion of 3½% Senior Notes	13,531,224	13,531,224
Common shares issuable upon conversion of 3½% Subordinated Notes	22,284,625	22,284,625
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	—
Total potential common shares excluded from diluted net loss per share computation	53,575,242	49,907,212

8.      Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with FASB Statement No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

9.    Other expenses

Below is a summary of the activity related to other expenses recorded for the periods in which activity related to our restructuring programs has taken place through the nine months ended September 30, 2008.  The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates.  Changes will be made to the restructuring accrual at the point that the differences become determinable.  The accrual balances for the restructuring plans are included in accrued restructuring and other liabilities (long-term) in the consolidated balance sheets.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance at September 30, 2008
	(in thousands)
Lease commitment and related costs	$15,497	$9,179	$(653)	$2,154	$6,372
Other costs	—	—	110	110	—
Restructuring expenses	$15,497	$9,179	$(543)	$2,264	$6,372

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance at December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance at September 30, 2008
	(in thousands)
Lease commitment and related costs	$16,155	$7,534	$(376)	$1,255	$5,903

Maxia Acquisition Costs

	Original Charge	Accrual Balance at December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance at September 30, 2008
	(in thousands)
Lease commitment and related costs	$2,373	$274	$24	$248	$50

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and nine months ended September  30, 2008 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K previously filed with the SEC.

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

•   the regulatory approval process, including determinations to seek U.S. Food and Drug Administration (FDA) and other international health authorities approval for, and plans to commercialize, our products in the United States and abroad;

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

Our wholly-owned pipeline includes the following compounds:

Drug Target	Drug Compound	Indication	Development Status

JAK
	INCB18424 (Oral)	Myelofibrosis	Phase II
		Polycythemia vera/Essential thrombocythemia	Phase II
		Rheumatoid Arthritis	Phase IIa
		Refractory Prostate Cancer	Phase IIa
		Multiple Myeloma	Phase IIa

	INCB18424 (Topical)	Psoriasis	Phase IIb

	INCB28050	Rheumatoid Arthritis	Phase I

HSD1
	INCB13739	Type 2 Diabetes	Phase IIb

	INCB20817	Type 2 Diabetes	Phase I

HM74a
	INCB19602	Type 2 Diabetes	Phase IIa

Sheddase

	INCB7839	Solid Tumors	Phase IIa
		Breast Cancer	Phase II

CCR2
	INCB8696	Multiple Sclerosis	Phase I

CCR5
	INCB9471	HIV	Phase II

	INCB15050	HIV	Phase I

Other
Lead clinical candidate		Oncology	Pre-clinical
Lead clinical candidate		Oncology	Pre-clinical

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

Stock Compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revised Statement of Financial Accounting Standards 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values.  SFAS 123R requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation.  SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations.  Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations.  Prior to January 1, 2006, we had adopted the disclosure-only provisions under SFAS 123.  Under the provisions of SFAS 123R, we recorded $3.9 million and $11.1 million of stock compensation expense for the three and nine months ended September 30, 2008, respectively, and $2.6 million and $7.4 million for the three and nine months ended September 30, 2007, respectively.

Results of Operations

We recorded net losses of $44.8 million and $130.5 million and basic and diluted net losses per share of $0.48 and $1.50 per share for the three and nine months ended September 30, 2008, respectively, as compared to net losses of $24.5 million and $65.1 million and basic and diluted net losses per share of $0.29 and $0.77 per share in the corresponding periods in 2007.

Revenues.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Contract revenues	$—	$5.9	$0.7	$20.9
License and royalty revenues	1.1	0.8	2.3	3.8
Total revenues	$1.1	$6.7	$3.0	$24.7

Our contract revenues for the nine months ended September 30, 2008 decreased to $0.7 million from $20.9 million for the nine months ended September 30, 2007 as we have fully recognized at September 30, 2008 contract revenues associated with the Pfizer $40.0 million upfront fee, the debt discount and beneficial conversion feature related to the Pfizer Notes and the reimbursement of certain expenses by Pfizer for research and development expenses pursuant to the collaborative research and license agreement.

Our license and royalty revenues for the nine months ended September 30, 2008 decreased to $2.3 million from $3.8 million for the nine months ended September 30, 2007.    License and royalty revenues were derived from the licensing of our gene- and genomic-related intellectual property.   We expect that revenues generated from information products, including licensing of gene- and genomic-related intellectual property, will decline as we focus on our drug discovery and development programs.

Operating Expenses.

Research and development expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Salary and benefits related	$8.7	$7.5	$26.6	$23.0
Stock compensation	2.8	1.8	8.1	5.1
Clinical research and outside services	20.9	11.3	60.8	30.8
Occupancy and all other costs	4.5	4.4	12.5	13.4

Total research and development expenses	$36.9	$25.0	$108.0	$72.3

We currently track research and development costs by natural expense line and not costs by project.  For salary and benefit related costs, the increase from the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2008 was primarily the result of increased headcount to sustain our development pipeline.  Stock compensation increased for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 due primarily to an increase in our average stock price.  Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation.  For clinical research and outside services, the increase from the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2008 is due primarily from the growth and advancement of our clinical pipeline.  The decrease in occupancy and all other costs for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is due primarily to a decrease in depreciation expense.

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

Selling, general and administrative expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Salary and benefits related	$1.5	$1.4	$4.6	$4.3
Stock compensation	1.1	0.8	3.0	2.3
Other contract service and outside costs	1.4	1.4	4.9	4.2

Total selling, general and administrative expenses	$4.0	$3.6	$12.5	$10.8

Salary and benefits related expenses were consistent for the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.  Stock compensation increased for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 due primarily to an increase in our average stock price.  Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation.   Other contract service and outside costs increased for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due primarily to increased professional services fees.

Other expenses.     Total other expenses for the three and nine months ended September 30, 2008 were $(0.1) million and $(0.9) million, respectively, compared to $(0.6) million and $(0.5) million, respectively, for the corresponding periods in 2007, and represent gains recorded from changes in estimated sublease income from a facility closed in connection with previously announced restructuring programs.

Interest and Other Income, net.     Interest and other income, net, for the three and nine months ended September 30, 2008 was $1.3 million and $4.7 million, respectively, compared to $2.9 million and $10.7 million for the corresponding periods in 2007.   The decrease is due primarily to lower average cash balances and lower interest rates for the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Interest Expense.    Interest expense for the three and nine months ended September 30, 2008 was $6.3 million and $18.6 million, respectively, compared to $6.0 million and $17.9 million, respectively, for the corresponding periods in 2007.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since we were incorporated in 1991 through 1996 and in 1999 through September 30, 2008.  As such, we have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements.   At September 30, 2008, we had available cash, cash equivalents, and short-term and long-term marketable securities of $249.9 million.  Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, high-grade corporate bonds, asset backed and mortgage backed securities and government agency and treasury money market accounts.   Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.  Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations or liquidity during the first nine months of 2008.

Net cash used in operating activities was $108.6 million for the nine months ended September 30, 2008 and net cash used in operating activities was $65.2 million for the nine months ended September 30, 2007.  The $43.4 million increase was due primarily to the increase in our net loss during 2008.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash provided by investing activities was $103.0 million for the nine months ended September 30, 2008, which represented primarily sales and maturities of marketable securities of $103.4 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, and acquisitions, including possible earn-out payments to former stockholders of Maxia.

Net cash provided by financing activities was $104.3 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008, we received $101.7 million of net proceeds from issuance of common stock.   Also for the nine months ended September 30, 2008, we received $2.6 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.  For the nine months ended September 30, 2007, we received $1.0 million from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of September 30, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$270.0	$—	$250.0	$20.0	$—
Principal on convertible senior debt	151.8	—	151.8	—	—
Interest on convertible subordinated debt	21.9	8.8	13.1	—	—
Interest on convertible senior debt	13.3	5.3	8.0	—	—
Non-cancelable operating lease obligations:
Related to current operations	8.3	4.8	3.5	—	—
Related to vacated space	19.3	8.0	11.3	—	—
Total contractual obligations	$484.6	$26.9	$437.7	$20.0	$—

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

Commitments related to Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable.  In February 2003, we completed our acquisition of Maxia.  Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement.  Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones.  The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger.  In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement.  None of these milestones has been achieved as of September 30, 2008.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities, mortgage and asset-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value.  These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase.  As of September 30, 2008, cash, cash equivalents and short-term and long-term marketable securities were $249.9 million.  Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2008 the decline in fair value would not be material.

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

We currently intend to seek a special protocol assessment, or SPA, for the registration trials for our JAK inhibitor for myelofibrosis. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, or NDA, and provides a product sponsor with an agreement confirming that the design and size of the trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. However, an SPA must be approved by the FDA before an SPA-approved trial can be initiated, and there is no guarantee that an SPA would be granted on a timely basis. Accordingly, if we submit a request for an SPA, the initiation of this trial may be delayed. If we believe that the submission of a request for an SPA will significantly delay the initiation of this trial, we may determine not to submit a request for an SPA or to proceed with the trial and not to wait for SPA approval.  Without the FDA’s concurrence on an SPA, we cannot be certain that the design, conduct and data analysis approach for this clinical trial will be sufficient to allow us to submit or receive approval of a JAK inhibitor for the treatment of myelofibrosis.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2008. Because of those losses, we had an accumulated deficit of $1.1 billion as of September 30, 2008. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2008 and in future periods as well.

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

Our marketable securities are subject to certain risks that could adversely affect our overall financial position.

We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, with recent credit market conditions, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. Should a portion of our marketable securities lose value or have their liquidity impaired, it could adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise. Such financing, if available, may not be available on commercially attractive terms.

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

We derived substantially all of our revenues for the nine months ended September 30, 2008 from our collaborative research and license agreement with Pfizer and from licensing our intellectual property to others. We may be unable to enter into additional collaborative agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under our collaborative agreements. Part of our prior strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of September 30, 2008, the aggregate principal amount of total consolidated debt was $421.8 million and our stockholders’ deficit was $177.4 million. The documents pursuant to which our outstanding convertible senior and subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible senior notes and convertible subordinated notes. As of September 30, 2008, $151.8 million aggregate principal amount of our 3½ % convertible senior notes due 2011 was outstanding. Our annual interest payments, beginning in 2007, for the 3½% convertible senior notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.3 million, and an additional $2.6 million in interest is payable in 2011. As of September 30, 2008, $250.0 million aggregate principal amount of our 3½% convertible subordinated notes due 2011 was outstanding. Our annual interest payments for the 3½% convertible subordinated notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011. As of September 30, 2008, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

Item 6.     Exhibits

Exhibit Number	Description of Document

3.1	Bylaws of the Company, as amended September 16, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 18, 2008)

10.1	Offer of Employment Letter, dated September 10, 2008, from the Company to Patricia S. Andrews

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer

32.1	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE CORPORATION

Dated:	November 6, 2008	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 6, 2008	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Bylaws of the Company, as amended September 16, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 18, 2008)

10.1	Offer of Employment Letter, dated September 10, 2008, from the Company to Patricia S. Andrews

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer

32.1	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)