Form 10-K
period 2008-12-31
INCYTE CORP
filed 2009-03-03
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on The Nasdaq Global Market on June 30, 2008) was approximately $567.0 million.

         As of February 27, 2009 there were 97,339,849 shares of Common Stock, $.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2009 Annual Meeting of Stockholders to be held on May 19, 2009.

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

  •
  the risk that our product candidates may not obtain or maintain regulatory approval;

  •
  the impact of technological advances and competition;

  •
  the ability to compete against third parties with greater resources than ours;

  •
  risks relating to changes in pricing and reimbursements in the markets in which we may compete;

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

        In this report all references to "Incyte," "we," "us," "our" or the "Company" mean Incyte Corporation and our subsidiaries, except where it is made clear that the term means only the parent company.

        Incyte is our registered trademark. We also refer to trademarks of other corporations and organizations in this Annual Report on Form 10-K.

Overview

        Incyte is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a broad pipeline with programs focused primarily in the areas of oncology, inflammation, and diabetes.

        Our wholly-owned pipeline includes the following compounds:

Drug Target	Drug Compound	Indication	Development Status
JAK	INCB18424 (Oral) INCB18424 (Topical) INCB28050	Myelofibrosis Polycythemia Vera/Essential Thrombocythemia Rheumatoid Arthritis Refractory Prostate Cancer Multiple Myeloma Psoriasis Rheumatoid Arthritis	Phase II Phase II Phase II Phase IIa Phase IIa Phase IIb Phase I
HSD1	INCB13739 INCB20817	Type 2 Diabetes Type 2 Diabetes	Phase IIb Phase I
Sheddase	INCB7839	Solid Tumors Breast Cancer	Phase IIa Phase II
c-MET	INCB28060	Solid Cancers	IND Cleared
IDO	INCB24360	Oncology	IND Cleared
HM74a	INCB19602	Type 2 Diabetes	Phase IIa
CCR2	INCB8696	Multiple Sclerosis	Phase I
CCR5	INCB9471 INCB15050	Human Immunodeficiency Virus (HIV) HIV	Phase II Phase I

        Our productivity in drug discovery and development is primarily a result of our core competency in medicinal chemistry which is tightly integrated with and supported by an experienced team of biologists with expertise in multiple therapeutic areas. As a number of our compounds have progressed into clinical development, we have also built a clinical development and regulatory team. This team utilizes clinical research organizations (CROs), expert scientific advisory boards, and leading consultants and suppliers in relevant drug development areas in an effort to conduct our clinical trials as efficiently and effectively as possible while maintaining strategic control of the design and management of our programs.

        In 2009, due to the challenging economic environment, we decided to focus our efforts on clinical programs that we believe have a greater likelihood of creating near-term value. Therefore, programs that will not receive funding in 2009 include:

  •
  JAK inhibitor for multiple myeloma and hormone refractory prostate cancer

  •
  HM74a agonist for type 2 diabetes

  •
  CCR2 receptor antagonist for multiple sclerosis

  •
  CCR5 receptor antagonist for HIV

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

        Our chemistry and biology efforts are highly integrated and are characterized by the rapid generation of relevant data on a broad and diverse range of compounds for each therapeutic target we pursue. This process allows our scientists to better understand, in real time, the potency and selectivity of the compounds, how they are likely to be absorbed and eliminated in the body, and to assess the potential safety of the compounds. We believe that this approach, along with stringent criteria for the selection of clinical candidates, allows us to select appropriate candidates for clinical development and rapidly assess key characteristics required for success.

        Given our chemistry-driven discovery process, our pipeline has grown to encompass multiple therapeutic areas, primarily in the areas of oncology, inflammation, and diabetes. While our productivity has created a diverse pipeline, we conduct a limited number of discovery programs in parallel at any one time. This focus allows us to allocate resources to our selected programs at a level that we believe is competitive with much larger pharmaceutical companies. We believe this level of resource allocation, applied to the discovery process outlined above, has been critical to our success in our current programs, and that it remains a meaningful competitive advantage.

        Additionally, in all of our programs we strive to generate a broad range of proprietary compounds which we believe enhances the overall probability of success for our programs and creates the potential for multiple products.

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

Incyte's Development Teams

        Our development teams are responsible for ensuring that our clinical candidates are expeditiously progressed from preclinical development and Investigational New Drug application (IND)-enabling studies into human testing. To keep pace with the growth in our clinical pipeline, we have added new members to the development teams by internal transfers and by recruiting new employees with expertise in drug development including clinical trial design, statistics, regulatory affairs, and project management. We have also built core internal process chemistry and formulation teams using this same strategy. Rather than build expensive infrastructure, we work with external CROs with expertise in managing clinical trials, process chemistry, product formulation, and the manufacture of clinical trial supplies to support our drug development efforts.

Clinical Pipeline

        Our pipeline includes compounds in various stages of development in the areas of oncology, inflammation, diabetes and HIV.

        Our JAK inhibitors are our lead program with opportunities for INCB18424 in myelofibrosis as well as the other myeloproliferative disorders, polycythemia vera and essential thrombocythemia. This program includes INCB28050, which we have selected as our lead compound to treat inflammatory conditions such as rheumatoid arthritis. We are also developing INCB18424 in a topical formulation for mild to moderate psoriasis.

        Other priority programs include our HSD1 inhibitors for type 2 diabetes which, provided results from an ongoing Phase IIb trial are positive, we are seeking to partner, and our sheddase inhibitor for breast cancer. We have two new early stage oncology programs that have been cleared for human testing. The first program is our new c-MET inhibitor and the second program involves novel inhibitors of indoleamine 2, 3-dioxygenase (IDO). We do not expect to initiate clinical trials for these two new oncology programs in 2009 unless we are successful in securing additional funding.

        The following summarizes the status of and rationale for our most advanced compounds.

JAK Program for Inflammation, Hematologic Malignancies, and Solid Tumors

        The JAK family is composed of four tyrosine kinases – JAK1, JAK2, JAK3 and Tyk2 – that are involved in signaling triggered by a number of cytokines and growth factors. JAKs are central to a number of biologic processes, including the formation and development of blood cells and the regulation of immune functions. Excessive signaling through the JAK pathways is believed to play a critical role in a number of disease states, including myeloproliferative disorders (MPDs), specifically myelofibrosis (MF), polycythemia vera (PV) and essential thrombocythemia (ET), inflammatory conditions such as rheumatoid arthritis (RA) and psoriasis, and certain other solid and liquid tumors. Additionally, many MPD patients have a mutation that is associated with JAK2, V617F, as well as other JAK2-related mutations, which result in increased JAK signaling suggesting that activation of the JAK pathways is central to these disorders.

        We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK1 and JAK2 from several distinct chemical scaffolds. Our lead JAK inhibitor, INCB18424, is currently being developed as an oral treatment for MF, PV, and ET and as a topical treatment for psoriasis. Thus far, our clinical trial results with INCB18424 include positive Phase II results in MF, RA and psoriasis patients and the compound has been well tolerated suggesting that further development is warranted. INCB28050 is completing Phase I development and, assuming successful completion of Phase I, we expect to start Phase II development in the first half of 2009.

        Myelofibrosis.    We have completed enrollment of a Phase II trial for MF with INCB18424. The Phase II trial includes data from over 150 MF patients and has demonstrated that INCB18424 provided reductions in splenomegaly which affects the majority of MF patients, and clinically meaningful improvements in the constitutional symptoms of MF including reductions in fatigue, night sweats, pruritus, abdominal discomfort, poor appetite and cachexia.

        In December 2008, we filed a request for a Special Protocol Assessment (SPA) with the U.S. Food and Drug Administration (FDA) to confirm the potential registration pathway for INCB18424 as a treatment for MF. We received the FDA's initial response to the SPA in February 2009. We plan to respond to the FDA's input in the near future. Provided the Agency agrees with our response, we expect to initiate a Phase III registration trial in the U.S. in the first half of 2009. The FDA has also granted INCB18424 orphan drug status as a treatment for MF.

        In Europe, we received scientific advice from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMEA) regarding their requirements for approval and we intend to begin a second Phase III trial in Europe in the first half of 2009. We have received an orphan medicinal product designation from the EMEA for INCB18424 for the treatment of chronic idiopathic myelofibrosis. In February 2009, the Committee for Orphan Medicinal Products (COMP) of the EMEA informed us that it had adopted a positive opinion regarding our request for orphan medicinal product designation of INCB18424 for the treatment of post-PV and post-ET MF.

        Polycythemia Vera and Essential Thrombocythemia.    We began a dose-ranging Phase II trial in advanced PV and ET to evaluate INCB18424 in these patients in the summer of 2008. This phase II trial is expected to involve up to 50 patients with PV and up to 50 patients with ET, all of whom are refractory to or intolerant of hydroxyurea. Results from this trial are expected in the second half of 2009.

        Rheumatoid Arthritis.    In October 2008, we announced results from a 28-day Phase IIa dose-ranging trial using the oral formulation of INCB18424 in 50 RA patients whose conditions were not well-controlled with their existing therapy. Results from the 50-patient placebo-controlled trial demonstrated that three of the four doses of INCB18424 evaluated produced significant clinical benefits and all of the doses were well tolerated.

        We also have a JAK inhibitor, INCB28050, that is completing Phase I development. Based on both pre-clinical and clinical results, INCB28050 appears to be as efficacious as INCB18424 and may offer some potential dosing advantages. Given the challenging economic environment and our objective to reduce spending in 2009, together with our desire to have a separate compound for inflammation, we have discontinued development of INCB18424 in RA and we intend to move INCB28050 forward as our lead oral anti-inflammatory compound. This decision also supports our intent to secure a partner for chronic inflammatory conditions while retaining development and commercial rights to oral INCB18424 for myelofibrosis as well as for PV and ET.

        Psoriasis (Topical).    In September 2008, we announced results from a completed 28-day Phase IIa dose-escalation trial with topical INCB18424, involving 28 patients with mild-to-moderate psoriasis and preliminary results from an ongoing 28-day sub-total inunction trial. Results from these trials demonstrated that topical INCB18424 in mild-to-moderate psoriasis patients was well tolerated at all doses tested thus far and significantly improved overall total lesion score (thickness, erythema, and scaling). In addition to the safety and efficacy results, transcriptional profiling data from the sub-total inunction trial demonstrated that topical INCB18424 inhibits two key pathways, Th1 and Th17, which play important roles in the pathogenesis of psoriasis. A three-month multiple-dose Phase IIb trial involving approximately 200 psoriasis patients with mild-to-moderate disease is currently underway with results expected in mid 2009.

        Refractory Prostate Cancer and Multiple Myeloma.    In 2008, we initiated two proof-of-concept Phase IIa clinical trials to evaluate INCB18424 as a treatment for refractory prostate cancer patients as well as patients with multiple myeloma. Results from these initial Phase II trials demonstrated some changes in clinical markers; however, given our objective to reduce spending in 2009, we do not plan further development of INCB18424 for these indications at this time.

11ßHSD1 Program for Type 2 Diabetes and Related Disorders

        We have developed a broad chemically diverse series of novel proprietary oral inhibitors of 11ßHSD1, an enzyme that converts the biologically-inactive steroid cortisone into the potent biologically-active hormone cortisol. Cortisol acts as a functional antagonist of insulin action in multiple tissue types, including the liver, adipose, skeletal muscle, and pancreas. Inhibition of 11bHSD1 offers the potential to reduce insulin resistance and restore glycemic control in type 2 diabetes, and may also offer potential benefits in allied conditions such as dyslipidemia, atherosclerosis, and coronary heart disease.

        In June 2008, we reported results from a 28-day Phase IIa clinical trial in type 2 diabetes. These results showed that 28 days of treatment with INCB13739 significantly improved hepatic insulin sensitivity and decreased plasma LDL- and total-cholesterol levels in patients with type 2 diabetes. We have completed enrollment of a three-month Phase IIb trial designed to evaluate the safety and efficacy of multiple once-daily dose regimens of INCB13739 when added to a failing metformin monotherapy. The primary endpoint of the trial is the change from baseline to week 12 in hemoglobin A1c. Results from this trial are expected in mid 2009. If results from this trial are positive, we intend to seek a strategic partner for this program.

        We also completed Phase I trials for INCB20817, our follow – on 11ßHSD1 compound, in 2008.

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

        We have identified novel, potent, and orally available small-molecule inhibitors of sheddase that, in preclinical models, show efficacy as single agents and show synergy with other targeted therapeutic agents and with cytotoxics. INCB7839, the lead compound from this program, is currently in a Phase II clinical trial designed to determine the effectiveness of INCB7839 when used in combination with Herceptin. Results from this trial are expected in the second half of 2009.

c-MET for Solid Tumors

        c-MET is a clinically validated receptor kinase cancer target and abnormal c-MET activation in cancer correlates with poor prognosis. Dysregulation of the c-MET pathway triggers tumor growth, formation of new blood vessels that supply the tumor with nutrients, and causes cancer to spread to other organs. Dysregulation of the c-MET pathway is seen in many types of cancers including kidney, liver, stomach, breast, and brain.

        Several small molecule c-MET kinase inhibitors have demonstrated clinical efficacy in a number of cancers; however, these molecules have limited potency and are relatively non-selective, which could lead to off-target toxicities. We believe our lead c-MET inhibitor, INCB28060, has the requisite properties to overcome these limitations, including greater selectivity, improved potency and more effective inhibition of c-MET. We do not expect to initiate clinical trials for this program in 2009 unless we are successful in securing additional funding.

IDO for Solid Tumors

        The enzyme, indoleamine 2, 3-dioxygenase, IDO, is a key regulator of the mechanisms that are responsible for allowing tumors to escape from a patient's immune surveillance. IDO expression by tumor cells, or by antigen presenting cells such as macrophages and dendritic cells in tumors, creates an environment in which tumor specific cytotoxic T lymphocytes are rendered functionally inactive or are no longer able to attack a patient's cancer cells. By inhibiting IDO, it is proposed that this "brake" on the anti-tumor immune response is removed, allowing anti-tumor specific cytotoxic T cells, generated in a patient spontaneously in response to the tumor, or through a therapy designed to stimulate the immune response, to have greater anti-tumor efficacy.

        We believe our compound, INCB24360, represents a novel, potent, and selective inhibitor of the enzyme IDO. It is efficacious in multiple mouse models of cancer and has been well-tolerated in preclinical safety studies. We do not expect to initiate clinical trials for this program in 2009 unless we are successful in securing additional funding.

Other Programs

        We are evaluating our HM74a agonist, INCB19602, as a treatment for type 2 diabetes. HM74a is a G protein coupled receptor that is expressed in human adipose tissue. Stimulation of this receptor by niacin, also known as nicotinic acid, blocks the release of free fatty acids (FFA) from this tissue. Elevated levels of FFAs are associated with an increase in glucose production and a decrease in glucose disposal which leads to insulin resistance and hyperglycemia. We conducted a 28-day Phase IIa trial with INCB19602 in type 2 diabetics and, despite what we believe was promising early clinical data, the fasting plasma glucose data from that trial demonstrated too high a degree of variability to draw meaningful conclusions. We believe a 3-month trial that follows hemoglobin A1c levels as the clinical endpoint will be required to determine whether this mechanism warrants further development as treatment for type 2 diabetes. Given our decision to prioritize our clinical activities and reduce our spending in 2009, we have decided not to initiate the 3-month trial at this time.

        We also do not plan to further develop our CCR2 antagonist compound, INCB8696, for multiple sclerosis or our CCR5 antagonist compounds, INCB9471 or INCB15050, for HIV. These compounds address markets that require extensive clinical development programs and are outside our core areas of focus and we have decided to seek partnerships for both programs. CCR2 is a chemokine receptor that is involved in the trafficking of certain inflammatory cells called monocytes. These monocytes are believed to play critical roles in the pathogenesis of inflammatory diseases, including multiple sclerosis. A CCR2 antagonist has the potential to block this process. CCR5 is the chemokine receptor which certain forms of the HIV virus use to gain entry into cells and infect the host. When a CCR5 antagonist is bound to the receptor, the virus cannot interact with the receptor and, thus, viral entry is blocked.

Discovery

        We have a number of early discovery programs at various stages of preclinical testing. We do not typically disclose these programs and/or targets until we have successfully completed preclinical toxicology tests with the lead clinical candidate.

Commercial Strategy

        Our strategy is to develop and commercialize our compounds on our own in selected markets when we believe a company of our size can successfully compete, such as in MF, other myeloproliferative disorders, and certain inflammatory conditions. Our oral JAK inhibitor, INCB18424, is currently scheduled to enter Phase III testing in the first half of 2009 for MF and, if these results are positive, may receive expedited FDA review. In anticipation of the regulatory approval of INCB18424 for MF, we have started to build the infrastructure to support commercialization.

        We intend to seek partners or strategic alliances to support development and commercialization of certain of our product candidates, including those that are outside of our core expertise, focused on large primary care markets and/or require lengthy and expensive clinical studies. We established such a strategic alliance with Pfizer in 2005 to advance our CCR2 antagonist program. We believe the key benefits to partnering include the potential to receive upfront payments and future milestones and royalties in exchange for certain rights to our compounds, as well as to expedite the development and potential commercialization of certain of our compounds.

Collaborative Research and License Agreement with Pfizer

        Effective in January 2006, we entered a collaborative research and license agreement with Pfizer Inc. ("Pfizer") for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days' notice. We received an upfront nonrefundable, non-creditable payment of $40 million in January 2006 and are eligible to receive additional future development and milestone payments. We received a $3.0 million milestone payment from Pfizer in 2007.

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

        We may seek to license rights relating to technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, license fees, milestone payments and royalties on sales of future products.

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

        Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA and other regulatory approval or commercializing products before we do. If we commence commercial product sales, we will be competing against companies with greater manufacturing, marketing, distributing and selling capabilities, areas in which we have limited or no experience.

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

Government Regulation

        Our related ongoing research and development activities and any manufacturing and marketing of our potential small molecule products to treat major medical conditions are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the United States Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of these products. None of our drug candidates has, to date, been submitted for approval for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate's safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations of a drug candidate in humans, we must submit an IND, which must by reviewed by FDA.

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

  •
  submission of a new drug application (NDA) to the FDA for review;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices; and

  •
  FDA approval of the NDA.

        Similar requirements exist within many foreign agencies as well. The time required to satisfy FDA requirements or similar requirements of foreign regulatory agencies may vary substantially based on the type, complexity and novelty of the product or the targeted disease.

        Preclinical testing includes laboratory evaluation of product pharmacology, drug metabolism, and toxicity which includes animal studies, as well as product chemistry and formulation development. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions about issues such as the conduct of the clinical trials as outlined in the IND. In the latter case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence.

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

        As a separate amendment to an IND, a clinical trial sponsor may submit a request for a special protocol assessment (SPA) from the FDA. Under the SPA procedure, a sponsor may seek the FDA's agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and effectiveness of a product candidate is identified after a Phase III clinical trial is commenced and agreement is obtained with the FDA. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. The FDA, however, may make an approval decision based on a number of factors, including the degree of clinical benefit, and the FDA is not obligated to approve an NDA as a result of an SPA, even if the clinical outcome is positive.

        Even after initial FDA approval has been obtained, further studies, including post-approval trials, may be required to provide additional data and will be required to gain approval for the sale of a product as a treatment for clinical indications other than those for which the product was initially tested and approved. Also, the FDA will require post-approval reporting to monitor the side effects of the drug. Results of post-approval programs may limit or expand the indications for which the drug product may be marketed. Further, if there are any requests for modifications to the initial FDA approval for the drug, including changes in indication, manufacturing process, labeling or manufacturing facilities, a supplemental NDA may be required to be submitted to the FDA.

        Clinical trials must meet requirements for IRB/ethics committee oversight, informed consent and good clinical practices. In the United States, clinical trials must be conducted under FDA oversight. Before receiving FDA approval to market a product, we must demonstrate that the product is safe and effective for the patient population that will be treated. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. Marketing or promoting a drug for an unapproved indication is prohibited. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if this regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on this product, manufacturer or facility, including costly recalls or withdrawal of the product from the market.

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

        Any drug is likely to produce some toxicities or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for sufficiently long periods of time. Unacceptable toxicities or side effects may occur at any dose level, and at any time in the course of animal studies designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or in clinical trials of our potential products. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates, and could ultimately prevent their marketing approval by the FDA or foreign regulatory authorities for any or all targeted indications.

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

        We cannot guarantee that the FDA will grant any of our requests for fast track designation, that any fast track designation would affect the time of review or that the FDA will approve the NDA submitted for any of our drug candidates, whether or not fast track designation is granted. Additionally, FDA approval of a fast track product can include restrictions on the product's use or distribution (such as permitting use only for specified medical conditions or limiting distribution to physicians or facilities with special training or experience). Approval of fast track products can be conditioned on additional clinical trials after approval.

        FDA procedures also provide for priority review of NDAs submitted for drugs that, compared to currently marketed products, offer a significant improvement in the treatment, diagnosis or prevention of a disease. The FDA seeks to review NDAs that are granted priority status more quickly than NDAs given standard review status. The FDA's stated policy is to act on 90% of priority NDAs within six months of receipt. Although the FDA historically has not met these goals, the agency has made significant improvements in the timeliness of the review process.

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

        Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, or EU, centralized registration procedures are available to companies wishing to market a product in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization may be granted. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above and may also include additional risks.

        The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven year exclusive marketing period in the United States for that product. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven year exclusive marketing period. We believe that the commercial success of any orphan drug product that we may commercialize depends more significantly on the associated safety and efficacy profile and on the price relative to competitive or alternative treatments and other marketing characteristics of the product than on the exclusivity afforded by the Orphan Drug Act. Additionally, these products may be protected by patents and other means.

        Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the United States, including the European Union. The orphan legislation in the European Union is available for therapies addressing conditions that affect five or fewer out of 10,000 persons. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product does not to justify maintenance of market exclusivity.

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

Research and Development

        Since our inception, we have made substantial investments in research and technology development. During 2008, 2007 and 2006, we incurred research and development expenses of $146.4 million, $104.9 million and $87.6 million, respectively.

Human Resources

        As of December 31, 2008, we had 212 employees, including 172 in research and development and 40 in operations support, finance and administrative positions. Of these employees, 79 employees have advanced technical degrees including 9 MD's and 70 Ph.D's. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

        Our drug candidates in clinical trials are in Phase I and Phase II trials. Our other drug candidates are still undergoing preclinical testing. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. We have no control over the further clinical development of any compounds we licensed to Pfizer. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates. Of the compounds that we identify as potential drug products or that we in-license from other companies, only a few, if any, are likely to lead to successful drug development programs. For example, in 2006, we discontinued the development of DFC, which was at the time our most advanced drug candidate and was in Phase IIb clinical trials. Prior to discontinuation of the DFC program, we expended a significant amount of effort and money on that program.

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

        Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop. Our drug candidates in clinical trials are in Phase I and Phase II trials. Our other drug candidates are still undergoing preclinical testing. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. We have no control over the further clinical development of any compounds we licensed to Pfizer. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

        Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks associated with the FDA approval process described above and may also include additional risks. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require us to perform additional testing and expend additional resources. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA.

We may not obtain a special protocol assessment for our JAK inhibitor for myelofibrosis. A special protocol assessment does not guarantee any particular outcome from regulatory review, including any regulatory approval.

        We have filed a request with the FDA for a special protocol assessment, or SPA, for the registration trials for our JAK inhibitor for myelofibrosis. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, or NDA, and provides a product sponsor with an agreement confirming that the design and size of the trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. However, an SPA must be agreed to by the FDA before a trial conducted under an SPA can be initiated, and there is no guarantee that an SPA would be agreed to on a timely basis. Accordingly, if we submit a request for an SPA, the initiation of this trial may be delayed. If we believe that the submission of a request for an SPA or the failure to reach agreement on an SPA will significantly delay the initiation of this trial, we may determine not to revise an SPA request in an attempt to reach agreement with the FDA or to proceed with the trial and not to wait for agreement on an SPA. Without the FDA's concurrence on an SPA, we cannot be certain that the design, conduct and data analysis approach for this clinical trial will be sufficient to allow us to submit or receive approval of a JAK inhibitor for the treatment of myelofibrosis.

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

        Additionally, an SPA may be changed only with written agreement of the FDA, and any further changes we may propose to the protocol will remain subject to the FDA's approval. The FDA may not agree to any such an amendment and, even if they agree, they may request other amendments to the trial design that could require additional cost and time, as well as increase the degree of difficulty in reaching clinical endpoints. As a result, even with an SPA, we cannot be certain that the trial results will be found to be adequate to support an efficacy claim and product approval.

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

        We have a limited number of drug candidates in Phase I and Phase II clinical trials. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. We discontinued development of DFC in April 2006 for safety reasons. In March 2008, we announced that we would not advance our lead CCR5 antagonist into Phase IIb trials and that we are seeking to out-license this program. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition. Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur. At this point, the regulatory agencies may require additional clinical trials or testing. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive and third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

If we fail to enter into additional licensing agreements or if these arrangements are unsuccessful, our business and operations might be adversely affected.

        In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization, we may also need to license drug delivery or other technology in order to continue to develop our drug candidate pipeline. If we are unable to enter into additional agreements to license drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected.

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

        We had net losses from inception in 1991 through 1996 and in 1999 through 2008. Because of those losses, we had an accumulated deficit of $1.2 billion as of December 31, 2008. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2009 and in future periods as well.

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

  •
  the acquisition of technologies, if any;

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

        If we require additional capital at a time when investment in companies such as ours, or in the marketplace generally, is limited due to the then prevailing market or other conditions, we may have to scale back our operations, eliminate one or more of our research or development programs, or attempt to obtain funds by entering into an agreement with a collaborative partner that would result in terms that are not favorable to us or relinquishing our rights in certain of our proprietary technologies or drug candidates. For example, we recently decided not to advance compounds from our c-MET and IDO programs into Phase I clinical trials until additional funding is obtained. If we are unable to raise funds at the time that we desire or at any time thereafter on acceptable terms, we may not be able to continue to develop our potential drug products. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

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

        We derived substantially all of our revenues for the year ended December 31, 2008 from our collaborative research and license agreement with Pfizer and from licensing our intellectual property to others. We may be unable to enter into additional collaborative agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under our collaborative agreements. Part of our prior strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

        As of December 31, 2008, the aggregate principal amount of total consolidated debt was $421.8 million and our stockholders' deficit was $220.8 million. The documents pursuant to which our outstanding convertible senior and subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

        In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible senior notes and convertible subordinated notes. As of December 31, 2008, $151.8 million aggregate principal amount of our 3 1/2% convertible senior notes due 2011 was outstanding. Our annual interest payments, beginning in 2007, for the 3 1/2% convertible senior notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.3 million, and an additional $2.6 million in interest is payable in 2011. As of December 31, 2008, $250.0 million aggregate principal amount of our 3 1/2% convertible subordinated notes due 2011 was outstanding. Our annual interest payments for the 3 1/2% convertible subordinated notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011. As of December 31, 2008, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs. We may from time to time seek to repurchase or refinance our outstanding convertible notes that mature in February 2011. Repurchases might occur through cash purchases and/or exchanges for other securities in open market transactions, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Any issuance of equity securities in exchange for our outstanding convertible notes may be dilutive to our stockholders.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties

        Our corporate headquarters is in Wilmington, Delaware, which is where our drug discovery and development operations are also located. These facilities are leased to us until June 2010. We believe that these facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required. In addition to this lease, we had lease agreements as of December 31, 2008 for facilities that were closed as a part of the restructurings of our genomic information business in Palo Alto, California. As of December 31, 2008, we had multiple sublease and lease agreements covering approximately 255,000 square feet which expire between June 2010 and March 2011. Of the approximately 255,000 square feet leased, approximately 136,000 square feet of this space is currently subleased to others.

Item 3.    Legal Proceedings

        We are not currently a party to any material legal proceedings. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

Executive Officers of the Registrant

        Our executive officers are as follows:

        Paul A. Friedman, M.D., age 66, joined Incyte as the Chief Executive Officer and a Director in November 2001. Dr. Friedman also serves as our President. From 1998 until October 2001, Dr. Friedman served as President of DuPont Pharmaceuticals Research Laboratories, a wholly owned subsidiary of DuPont Pharmaceuticals Company (formerly The DuPont Merck Pharmaceutical Company), from 1994 to 1998 he served as President of Research and Development of The DuPont Merck Pharmaceutical Company, and from 1991 to 1994 he served as Senior Vice President at Merck Research Laboratories. Prior to his work at Merck and DuPont, Dr. Friedman was an Associate Professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a Diplomate of the American Board of Internal Medicine and a Member of the American Society of Clinical Investigation. He received his A.B. in Biology from Princeton University and his M.D. from Harvard Medical School.

        Patricia S. Andrews, age 50, joined Incyte as Executive Vice President and Chief Commercial Officer in October 2008. From 1991 to October 2008, Ms. Andrews was employed by Pfizer in various roles of increasing responsibility in Corporate Strategic Planning and Worldwide Pharmaceutical Operations. Ms. Andrews was most recently Vice President, General Manager of the U.S. Oncology business unit and Vice President, Specialty Markets, responsible for U.S. marketing of oncology, ophthalmology, endocrinology, anti-infectives, HIV and all products still sold but no longer actively marketed in the United States. Prior to joining Pfizer, from 1985 to 1990, Ms. Andrews held various positions at Marine Midland Bank, including Vice President, Capital Finance. Ms. Andrews received her B.A. in history and political science from Brown University and her M.B.A. from the University of Michigan.

        David C. Hastings, age 47, has served as Executive Vice President and Chief Financial Officer since October 2003. From February 2000 to September 2003, Mr. Hastings served as Vice President, Chief Financial Officer, and Treasurer of ArQule, Inc. Prior to his employment with ArQule, Mr. Hastings was Vice President and Corporate Controller at Genzyme, Inc., where he was responsible for the management of the finance department. Prior to his employment with Genzyme, Mr. Hastings was the Director of Finance at Sepracor, Inc., where he was primarily responsible for Sepracor's internal and external reporting. Mr. Hastings is a Certified Public Accountant and received his B.A. in Economics at the University of Vermont.

        Brian W. Metcalf, Ph.D., age 63, has served as Executive Vice President and Chief Drug Discovery Scientist since February 2002. From March 2000 to February 2002, Dr. Metcalf served as Senior Vice President and Chief Scientific Officer of Kosan Biosciences Incorporated. From December 1983 to March 2000, Dr. Metcalf held a number of executive management positions with SmithKline Beecham, most recently as Senior Vice President, Discovery Chemistry and Platform Technologies. Prior to joining SmithKline Beecham, Dr. Metcalf held positions with Merrell Research Center from 1973 to 1983. Dr. Metcalf received his B.S. and Ph.D. in Organic Chemistry from the University of Western Australia.

        Patricia A. Schreck, age 55, joined Incyte as Executive Vice President and General Counsel in December 2003. Prior to joining Incyte, Ms. Schreck was Chief Patent Counsel at Elan Drug Delivery, Inc. Previously, she served as General Counsel for Genomics Collaborative, Inc. and diaDexus, Inc. (a SmithKline Beecham and Incyte joint venture). From 1992 through 1998, Ms. Schreck held a variety of senior patent and corporate legal positions at SmithKline Beecham. Ms. Schreck holds a B.A. in Chemistry and Biology from the University of Colorado and a J.D. from Villanova University School of Law. Ms. Schreck is admitted to practice before the United States Patent bar.

        Paula J. Swain, age 51, has served as Executive Vice President, Human Resources, of Incyte since August 2002 and joined the company as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol Meyers Squibb from October 2001 to January 2002, after they acquired DuPont Pharmaceuticals Company. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

        Richard S. Levy, M.D., age 51, has served as Executive Vice President and Chief Drug Development and Medical Officer since January 2009 and joined the company as Senior Vice President of Drug Development in August 2003. Prior to joining Incyte, Dr. Levy held positions of increasing responsibilities in drug development, clinical research and regulatory affairs at Celgene, from 2002 to 2003, DuPont Pharmaceuticals Company, from 1997 to 2002, and Sandoz (now part of Novartis), from 1991 to 1997. Prior to joining the pharmaceutical industry, Dr. Levy was Assistant Professor of Medicine at the UCLA School of Medicine. Dr. Levy is Board Certified in Internal Medicine and Gastroenterology and received his A.B. in Biology from Brown University and his M.D. from the University of Pennsylania.

        Steven M. Friedman, M.D., age 63, has served as Executive Vice President of Biology and Preclinical Development since January 2009 and joined Incyte as Senior Vice President of Discovery Biology in January 2002. From February 2001 until joining Incyte, Dr. Friedman served as Vice President of Biology Research DuPont Pharmaceuticals Company and, subsequently, Bristol-Myers Squibb Company. From 1998 to 2001, he served as Executive Director of Immunological & Inflammatory Diseases Research DuPont Pharmaceuticals Company and in the same capacity for The DuPont Merck Pharmaceutical Company from 1997 to 1998. Prior to his work at DuPont Merck, Dr. Friedman was a Professor of Medicine at Cornell University Medical College. Dr. Friedman is a Diplomate of the American Board of Internal Medicine and a Member of the American Society of Clinical Investigation. He received his B.A. in Biochemistry from Princeton University and his M.D. from Cornell University Medical College. Dr. Paul A. Friedman and Dr. Steven M. Friedman are brothers.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock, $.001 par value per share, is traded on The Nasdaq Global Market ("Nasdaq") under the symbol "INCY." The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on Nasdaq as reported in its consolidated transaction reporting system.

	High	Low
2007
First Quarter	$7.70	$5.84
Second Quarter	8.30	5.79
Third Quarter	7.76	4.75
Fourth Quarter	10.93	7.02
2008
First Quarter	$12.83	$8.33
Second Quarter	11.69	7.45
Third Quarter	10.42	7.01
Fourth Quarter	7.67	1.85

        As of December 31, 2008, our common stock was held by 313 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Item 6.    Selected Financial Data

Selected Consolidated Financial Data
(in thousands, except per share data)

        The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data(1):
Revenues:
Contract revenues(2)	$659	$29,852	$24,226	$—	$—
License and royalty revenues	3,260	4,588	3,417	7,846	14,146

Total revenues	3,919	34,440	27,643	7,846	14,146
Costs and expenses:
Research and development	146,362	104,889	87,596	95,618	88,271
Selling, general and administrative	17,073	15,238	14,027	11,656	20,551
Other expenses(3)	(227)	(407)	2,884	1,356	54,177

Total costs and expenses	163,208	119,720	104,507	108,630	162,999

Loss from operations	(159,289)	(85,280)	(76,864)	(100,784)	(148,853)
Interest and other income (expense), net	5,306	22,431	20,679	12,527	3,563
Interest expense	(24,937)	(24,032)	(17,911)	(16,052)	(17,241)
Gain (loss) on certain derivative financial instruments	—	—	—	(106)	(454)
Gain (loss) on redemption/repurchase of convertible subordinated notes	—	—	(70)	506	(226)

Loss from continuing operations before income taxes	(178,920)	(86,881)	(74,166)	(103,909)	(163,211)
Provision (benefit) for income taxes	—	—	—	(552)	453

Loss from continuing operations	(178,920)	(86,881)	(74,166)	(103,357)	(163,664)
Gain (loss) from discontinued operation, net of tax	—	—	—	314	(1,153)

Net loss	$(178,920)	$(86,881)	$(74,166)	$(103,043)	$(164,817)

Basic and diluted per share data
Continuing operations	$(1.99)	$(1.03)	$(0.89)	$(1.24)	$(2.19)
Discontinued operation	—	—	—	—	(0.02)

	$(1.99)	$(1.03)	$(0.89)	$(1.24)	$(2.21)

Number of shares used in computation of basic and diluted per share data	89,785	84,185	83,799	83,321	74,555

(1)
In December 2004, we entered into an agreement to sell certain assets and liabilities related to our Proteome facility based in Beverly, Massachusetts, which subsequently closed in January 2005. Fiscal year 2004 has been restated to present the operations of our Proteome facility as a discontinued operation.

(2)
2008, 2007 and 2006 contract revenues relate to our collaborative research and license agreement with Pfizer Inc.

(3)
2008, 2007 and 2005 charges relates to restructuring activity. 2006 charges relate to restructuring charges and $3.4 million paid to Invitrogen as a settlement fee. 2004 charges relate to restructuring charges and impairment of a long-lived asset.

	December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term and long-term marketable securities	$217,783	$257,327	$329,810	$344,971	$469,764
Working capital	155,157	227,817	278,421	326,119	449,832
Total assets	232,388	275,695	353,603	374,108	516,919
Convertible senior notes	130,969	122,180	113,981	—	—
Convertible subordinated notes	265,198	264,376	257,122	341,862	378,766
Stockholders' equity (deficit)	(220,750)	(159,517)	(84,908)	(19,397)	78,517

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Overview

        Incyte is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a broad pipeline with programs focused primarily in the areas of oncology, inflammation, and diabetes.

        Our wholly-owned pipeline includes the following compounds:

Drug Target	Drug Compound	Indication	Development Status
JAK	INCB18424 (Oral) INCB18424 (Topical) INCB28050	Myelofibrosis Polycythemia Vera/Essential Thrombocythemia Rheumatoid Arthritis Refractory Prostate Cancer Multiple Myeloma Psoriasis Rheumatoid Arthritis	Phase II Phase II Phase II Phase IIa Phase IIa Phase IIb Phase I
HSD1	INCB13739 INCB20817	Type 2 Diabetes Type 2 Diabetes	Phase IIb Phase I
Sheddase	INCB7839	Solid Tumors Breast Cancer	Phase IIa Phase II
c-MET	INCB28060	Solid Cancers	IND Cleared
IDO	INCB24360	Oncology	IND Cleared
HM74a	INCB19602	Type 2 Diabetes	Phase IIa
CCR2	INCB8696	Multiple Sclerosis	Phase I
CCR5	INCB9471 INCB15050	Human Immunodeficiency Virus (HIV) HIV	Phase II Phase I

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

Collaborative Research and License Agreement with Pfizer

        Effective in January 2006, we entered a collaborative research and license agreement with Pfizer Inc. ("Pfizer") for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days' notice. We received an upfront nonrefundable, non-creditable payment of $40 million in January 2006 and are eligible to receive additional future development and milestone payments. We received a $3.0 million milestone payment from Pfizer in 2007.

Restructuring Programs

        In February 2004, we made the decision to discontinue further development of our information products line, close our Palo Alto headquarters and focus solely on the discovery and development of novel drugs. We recorded $42.1 million in restructuring charges in 2004, including charges related to the closure of our facilities, prior tenant improvements and equipment, a workforce reduction and other items. The restructuring charge originally included the present value of future lease obligations for two facilities. In the fourth quarter of 2004, we made a lease termination payment to satisfy our remaining lease obligation with respect to one of the facilities. The lease obligation for the second facility extends through March 2011. As a result of the long term nature of the remaining lease obligation, we will be recording a charge each period through the March 2011 termination date of the lease related to increases in the fair value of the lease obligations in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which total approximately $0.4 million at December 31, 2008. The cash impact in 2008 from restructuring related charges was $5.0 million.

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

        We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Investments;

  •
  Revenue recognition;

  •
  Research and development costs;

  •
  Valuation of long-lived assets;

  •
  Restructuring charges; and

  •
  Stock compensation.

        Investments.    We account for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. We carry our investments at their respective fair values. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other-than-temporary impairment. This evaluation consists of a review of several factors, including the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer's future repayment potential, the near term prospects for recovery of the market value of a security and our intent and ability to hold the security until the market values recover, which may be maturity. If management determines that such an impairment exists, we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell a short-term investment or marketable security prior to maturity, we classify our short-term investments and marketable securities as "available-for-sale." Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders' equity until realized. We classify those marketable securities that may be used in operations within one year as short-term investments. Those marketable securities in which we have both the ability to hold until maturity and have a maturity date beyond one year from our most recent consolidated balance sheet date are classified as long-term marketable securities.

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

        In connection with our collaborative research and license agreement with Pfizer, we received an upfront non-refundable payment of $40.0 million in January 2006. The $40.0 million upfront fee was recorded as deferred revenue and was recognized on a straight-line basis over two years, our estimated performance period under the agreement. In February 2006 and October 2007, Pfizer purchased, for a total of $20.0 million, a convertible subordinated note due 2013 and a convertible subordinated note due 2014 (collectively, the "Pfizer Notes"). As the Pfizer Notes are non-interest bearing, they have been discounted to their net present value. The difference between the cash received and the present value of the Pfizer Notes, plus the related beneficial conversion feature, totals $3.2 million for each note, which represented additional consideration from Pfizer under the agreement. We have accounted for this additional consideration as deferred revenue and have recognized it over our estimated performance period under the agreement. We recognized contract revenues for research services provided by our full time equivalents to Pfizer in the periods in which the services were performed. We received a $3.0 million milestone payment from Pfizer in the second quarter of 2007. All milestone payments will be recognized as revenue upon the achievement of the associated milestone.

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

        Stock Compensation.    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), Share-Based Payment, which revised Statement of Financial Accounting Standards 123 ("SFAS 123"), Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations. Under the provisions of SFAS 123R, we recorded $15.0 million, $10.1 million and $8.9 million of stock compensation expense for the years ended December 31, 2008, 2007 and 2006 respectively.

Results of Operations

Years Ended December 31, 2008 and 2007

        We recorded net losses from operations for the years ended December 31, 2008 and 2007 of $178.9 million and $86.9 million, respectively. On a basic and diluted per share basis, net loss from operations was $1.99 and $1.03 for the years ended December 31, 2008 and 2007, respectively.

Revenues

	For the Years Ended, December 31,
	2008	2007
	(in millions)
Contract revenues	$0.7	$29.8
License and royalty revenues	3.2	4.6

Total revenues	$3.9	$34.4

        Our contract revenues were $0.7 million and $29.8 million in 2008 and 2007, respectively. Contract revenues were derived from recognition of revenue associated with the Pfizer $40.0 million upfront fee, recognition of revenue associated with the debt discount and beneficial conversion feature related to the Pfizer Notes, and research services provided to Pfizer. The decrease from 2008 to 2007 primarily relates to completion in early 2008 of the amortization of the upfront fee received from Pfizer under our collaborative research and license agreement. In addition, we received a $3.0 million milestone payment from Pfizer during 2007.

        Our license and royalty revenues were $3.2 million and $4.6 million in 2008 and 2007, respectively. License and royalty revenues were derived from database subscriptions and licensing of our gene- and genomic-related intellectual property. We expect that revenues generated from information products, including licensing of gene- and genomic-related intellectual property, will decline as we focus on our drug discovery and development programs.

        For the year ended December 31, 2008 and 2007, revenues from companies considered to be related parties, as defined by FASB Statement No. 57 ("SFAS 57"), Related Party Disclosures, were $1.1 million and $0.6 million, respectively. Our related parties consist of companies in which members of our Board of Directors have invested, either directly or indirectly, or in which a member of our Board of Directors is an officer or holds a seat on the Board of Directors (other than an Incyte-held Board seat).

Operating Expenses

  Research and development expenses

	For the Years Ended, December 31,
	2008	2007
	(in millions)
Salary and benefits related	$35.0	$32.8
Stock compensation	10.7	6.9
Clinical research and outside services	84.1	47.9
Occupancy and all other costs	16.6	17.3

Total research and development expenses	$146.4	$104.9

        We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2007 to 2008 due to increased development headcount. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services from 2007 to 2008 is due primarily from the growth and advancement of our clinical pipeline. The decrease in occupancy and all other costs from 2007 to 2008 was primarily the result of decreased depreciation costs.

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

  Selling, general and administrative expenses

	For the Years Ended, December 31,
	2008	2007
	($ in millions)
Salary and benefits related	$6.3	$6.4
Stock compensation	4.3	3.2
Other contract services and outside costs	6.5	5.6

Total selling, general and administrative expenses	$17.1	$15.2

        Salary and benefits related expense decreased from 2007 to 2008 due to decreased incentive compensation expense. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. Other contract services and outside costs increased due higher professional service fees.

        Other expenses.    Other expenses for the years ended December 31, 2008 and 2007 were $(0.2) million and $(0.4) million, respectively.

        In 2008, we recorded $(0.4) million of benefit in connection with our 2004 restructuring program and $0.2 million of expense in connection with our 2002 restructuring program and a facility closed in connection with our acquisition of Maxia. In 2007, we recorded $0.7 million of expense in connection with our 2004 restructuring program and $0.9 million of benefit in connection with our 2002 restructuring program and a facility closed in connection with our acquisition of Maxia.

Other income (expense)

        Interest and other income (expense), net.    Interest and other income (expense), net, for the years ended December 31, 2008 and 2007 was $5.3 million and $22.4 million, respectively. The decrease in 2008 from 2007 was primarily attributable to the $8.5 million realized gain recorded from the sale of our investment in a privately-held company in December 2007, a lower average cash balance and lower interest rates during 2008.

        Interest expense.    Interest expense for the years ended December 31, 2008 and 2007 was $24.9 million and $24.0 million, respectively. The increase in 2008 from 2007 is primarily attributable to the increase in accretion of the discount related to the 3 1/2% convertible senior notes due 2011 (the "3 1/2% Senior Notes") issued in September 2006.

        Provision (benefit) for income taxes.    Due to our net losses in 2008 and 2007, we did not have an annual income tax provision.

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

        For the year ended December 31, 2007 and 2006, revenues from companies considered to be related parties as defined by SFAS 57 were $0.6 million and $0.3 million, respectively. Our related parties consist of companies in which members of our Board of Directors have invested, either directly or indirectly, or in which a member of our Board of Directors is an officer or holds a seat on the Board of Directors (other than an Incyte-held Board seat).

Operating Expenses

  Research and development expenses

	For the Years Ended, December 31,
	2007	2006
	(in millions)
Salary and benefits related	$32.8	$27.1
Stock compensation	6.9	5.7
Clinical research and outside services	47.9	38.9
Occupancy and all other costs	17.3	15.9

Total research and development expenses	$104.9	$87.6

        We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2006 to 2007 due to increased development headcount and incentive compensation expense. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services from 2006 to 2007 is due primarily from the growth and advancement of our clinical pipeline. The increase in occupancy and all other costs from 2006 to 2007 was primarily the result of costs associated with intellectual property protection.

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

        Interest expense.    Interest expense for the years ended December 31, 2007 and 2006 was $24.0 million and $17.9 million, respectively. The increase in 2007 from 2006 is primarily attributable to the increase in accretion of the discount related to the 3 1/2% Senior Notes issued in September 2006 of $8.2 million in 2007 compared to $2.1 million in the corresponding period of 2006.

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

Recent Accounting Pronouncements

        In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, ("FSP No. APB 14-1"), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. FSP No. APB 14-1 is effective for us as of January 1, 2009. We do not expect the adoption of APB 14-1 to have a material impact on our consolidated financial statements.

        In June 2008, the FASB issued EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, "Accounting For Derivative Instruments and Hedging Activities" and/or EITF 00-19, "Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. We have not yet determined what, if any, affect EITF 07-5 will have on our results of operations or financial condition.

Liquidity and Capital Resources

	2008	2007	2006
	(in millions)
December 31:
Cash, cash equivalents, and short-term and long-term marketable securities	$217.8	$257.3	$329.8
Working capital	$155.2	$227.8	$278.4
Year ended December 31:
Cash provided by (used in):
Operating activities	$(140.9)	$(92.7)	$(50.4)
Investing activities	$105.9	$170.4	$26.0
Financing activities	$104.9	$12.3	$31.7
Capital expenditures (included in investing activities above)	$0.7	$1.2	$1.6

        Sources and Uses of Cash.    Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since we were incorporated in 1991 through 1996 and in 1999 through 2008. As such, we have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. As of December 31, 2008, approximately $19.8 million of marketable securities were classified as long-term assets on the consolidated balance sheet as they had been in an unrealized loss position for longer than six months and we have the intent and ability to hold them until the carrying value recovers, which may be longer than one year. At December 31, 2008, we had available cash, cash equivalents, and short-term and long-term marketable securities of $217.8 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments including money market accounts, obligations of U.S. government agencies, high-grade corporate bonds, and asset backed and mortgage backed securities. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments. Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there had not been a significant impact to our financial position, results of operations or liquidity during 2008.

        Cash used in Operating Activities.    The $48.2 million increase in cash used in operating activities from 2007 to 2008 was due primarily to the increase in our net loss. The $42.3 million increase in cash used in operating activities from 2006 to 2007 was due primarily to the $40.0 million nonrefundable upfront fee received from Pfizer in January 2006.

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

        Cash provided by (used in) Financing Activities.    During 2008, we received net proceeds of $101.7 million from the issuance of common stock. In addition, we received $3.2 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2007, in connection with the collaborative research and license agreement, Pfizer purchased a $10.0 million Pfizer Note. In addition, we received $2.3 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2006, we issued a total of $151.8 million of 3 1/2% Senior Notes, which resulted in cash proceeds of approximately $111.9 million. In addition, we redeemed $91.6 million of the 5.5% Notes during 2006. In connection with the collaborative research and license agreement, Pfizer purchased a $10.0 million Pfizer Note in February 2006.

        The following summarizes our significant contractual obligations as of December 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$270.0	$—	$250.0	$10.0	$10.0
Principal on convertible senior debt	151.8	—	151.8	—	—
Interest on convertible subordinated debt	21.8	8.7	13.1	—	—
Interest on convertible senior debt	13.3	5.3	8.0	—	—
Non-cancelable operating lease obligations:
Related to current operations	8.1	5.4	2.7	—	—
Related to vacated space	17.2	7.9	9.3	—	—

Total contractual obligations	$482.2	$27.3	$434.9	$10.0	$10.0

        The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.7 million (less than 1 year) and $3.0 million (years 1 - 3); these scheduled payments are not reflected in the above table.

        The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

        Commitments related to our acquisition of Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable. We completed our acquisition of Maxia in February 2003. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of December 31, 2008.

        We have entered into and may in the future seek to license additional rights relating to technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

        We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with potential repayments of our 3 1/2% Senior Notes, 3 1/2% convertible subordinated notes due 2011, and the Pfizer Notes; expenditures in connection with our drug discovery and development programs; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreement with Pfizer; and expenditures in connection with alliances and license agreements. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs, and in 2009, will not represent a significant source of cash inflow for us. We intend to continue to evaluate options to repurchase or refinance our outstanding convertible notes that mature in February 2011. Repurchases might occur through cash purchases and/or exchanges for other securities in open market transactions, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Any issuance of equity securities in exchange for our outstanding convertible notes may be dilutive to our stockholders.

        Until we can generate a sufficient amount of product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness. We do not know whether additional funding will be available on acceptable terms, if at all. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing difficult to obtain. If we are not able to secure additional funding when needed, we may have to scale back our operations, delay or eliminate one or more of our research or development programs, or attempt to obtain funds by entering into an agreement with a collaborative partner that would result in terms that are not favorable to us or relinquishing our rights in certain of our proprietary technologies or drug candidates.

Off Balance Sheet Arrangements

        We have no material off-balance sheet arrangements other than those that are discussed under Contractual Obligations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities, mortgage and asset-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of December 31, 2008, cash, cash equivalents and short-term and long-term marketable securities were $217.8 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2008 the decline in fair value would not be material.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Incyte Corporation

        We have audited the accompanying consolidated balance sheets of Incyte Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Corporation, at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Incyte Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 24, 2009

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$178,767	$108,854
Marketable securities—available-for-sale	19,257	147,576
Accounts receivable	1,050	1,551
Prepaid expenses and other current assets	6,420	6,431

Total current assets	205,494	264,412
Marketable securities—available-for-sale	19,759	897
Property and equipment, net	2,796	3,943
Intangible and other assets, net	4,339	6,443

Total assets	$232,388	$275,695

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$15,679	$7,806
Accrued compensation	9,330	10,693
Interest payable	5,273	5,273
Accrued and other current liabilities	14,893	7,226
Deferred revenue	62	649
Accrued restructuring	5,100	4,948

Total current liabilities	50,337	36,595
Convertible senior notes	130,969	122,180
Convertible subordinated notes	265,198	264,376
Other liabilities	6,634	12,061

Total liabilities	453,138	435,212

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 97,339,849 and 84,533,069 shares issued and outstanding as of December 31, 2008 and 2007, respectively	97	85
Additional paid-in capital	961,214	841,320
Accumulated other comprehensive loss	(2,747)	(528)
Accumulated deficit	(1,179,314)	(1,000,394)

Total stockholders' deficit	(220,750)	(159,517)

Total liabilities and stockholders' deficit	$232,388	$275,695

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Contract revenues	$659	$29,852	$24,226
License and royalty revenues	3,260	4,588	3,417

Total revenues	3,919	34,440	27,643
Costs and expenses:
Research and development	146,362	104,889	87,596
Selling, general and administrative	17,073	15,238	14,027
Other expenses	(227)	(407)	2,884

Total costs and expenses	163,208	119,720	104,507

Loss from operations	(159,289)	(85,280)	(76,864)
Interest and other income, net	5,306	22,431	20,679
Interest expense	(24,937)	(24,032)	(17,911)
Loss on redemption/repurchase of convertible subordinated notes	—	—	(70)

Net loss	$(178,920)	$(86,881)	$(74,166)

Basic and diluted per share data	$(1.99)	$(1.03)	$(0.89)
Shares used in computing basic and diluted net loss per share	89,785	84,185	83,799

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Net loss	$(178,920)	$(86,881)	$(74,166)
Other comprehensive gain (loss):
Unrealized gains (losses) on marketable securities	(3,600)	(113)	1,428
Reclassification adjustment for realized (gains) losses on marketable securities	1,381	—	(3,071)

Other comprehensive loss	(2,219)	(113)	(1,643)

Comprehensive loss	$(181,139)	$(86,994)	$(75,809)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 31, 2005	$84	$818,638	$1,228	$(839,347)	$(19,397)
Issuance of 61,931 shares of Common Stock upon exercise of stock options and 313,715 shares of Common Stock under the ESPP	—	1,408	—	—	1,408
Stock compensation expense	—	8,890	—	—	8,890
Other comprehensive loss	—	—	(1,643)	—	(1,643)
Net loss	—	—	—	(74,166)	(74,166)

Balances at December 31, 2006	$84	$828,936	$(415)	$(913,513)	$(84,908)
Issuance of 222,654 shares of Common Stock upon exercise of stock options and 337,689 shares of Common Stock under the ESPP	1	2,325	—	—	2,326
Stock compensation expense	—	10,059	—	—	10,059
Other comprehensive loss	—	—	(113)	—	(113)
Net loss	—	—		(86,881)	(86,881)

Balances at December 31, 2007	$85	$841,320	$(528)	$(1,000,394)	(159,517)
Issuance of 289,031 shares of Common Stock upon exercise of stock options and 442,749 shares of Common Stock under the ESPP	—	3,226	—	—	3,226
Issuance of 12,075,000 shares of Common Stock	12	101,642	—	—	101,654
Stock compensation expense	—	15,026	—	—	15,026
Other comprehensive loss	—	—	(2,219)	—	(2,219)
Net loss	—	—	—	(178,920)	(178,920)

Balances at December 31, 2008	$97	$961,214	$(2,747)	$(1,179,314)	$(220,750)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(178,920)	$(86,881)	$(74,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	(227)	(407)	(552)
Depreciation and amortization	13,071	12,963	7,411
Stock-based compensation	15,026	10,059	8,890
Gain on repurchase of convertible subordinated notes	—	—	(70)
Compensation expense on executive loans	—	—	18
Impairment of long-term investments and marketable securities	1,381	—	1,312
Realized gain on long-term investments and marketable securities, net	(700)	(8,479)	(6,230)
Changes in operating assets and liabilities:
Accounts receivable	501	522	(650)
Prepaid expenses and other assets	467	1,121	586
Accounts payable	7,873	1,890	2,343
Accrued and other liabilities	1,255	2,349	(8,653)
Deferred revenue	(587)	(25,831)	19,394

Net cash used in operating activities	(140,860)	(92,694)	(50,367)

Cash flows from investing activities:
Capital expenditures	(698)	(1,153)	(1,568)
Purchases of marketable securities	22	(45,024)	(511,408)
Sales of marketable securities	58,824	135,150	109,971
Maturities of marketable securities	47,745	81,389	429,040

Net cash provided by investing activities	105,893	170,362	26,035

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	3,226	2,325	1,408
Net proceeds from issuance of common stock	101,654	—	—
Redemption/repurchase of convertible subordinated notes	—	—	(91,614)
Net proceeds from issuance of convertible senior and subordinated notes	—	10,000	121,905

Net cash provided by financing activities	104,880	12,325	31,699

Net increase in cash and cash equivalents	69,913	89,993	7,367
Cash and cash equivalents at beginning of year	108,854	18,861	11,494

Cash and cash equivalents at end of year	$178,767	$108,854	$18,861

Supplemental Schedule of Cash Flow Information
Interest paid	$14,064	$13,464	$14,839

Taxes paid	$—	$—	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

        Organization and Business.    Incyte Corporation ("Incyte," "we," "us," or "our") is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a pipeline with programs focused primarily in the areas of oncology, inflammation, and diabetes.

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

        Marketable Securities—Available-for-Sale.    All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices and observable inputs, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity (deficit). We classify marketable securities available to fund current operations as current assets on the consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) they have been in an unrealized loss position for longer than six months and (ii) we have the ability to hold them until the carrying value is recovered and such holding

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

period may be longer than one year. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in "Interest and other income (expense), net." The cost of securities sold is based on the specific identification method.

        Accounts Receivable.    As of December 31, 2008 and 2007 we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

        Valuation of Long-Lived Assets.    Long-lived assets, including certain identifiable intangible assets, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable such as a significant industry downturn or a significant decline in our market value. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of impairment charges for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of such assets. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There have been no impairments of long-lived assets during the years ended December 31, 2008, 2007 or 2006.

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

        Income Taxes.    Income taxes are accounted for using SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided at the currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items. The effective tax rate and the tax basis of assets and liabilities reflect management's estimates of the ultimate outcome of various tax audits and issues. In addition, valuation allowances are established for deferred tax assets where the amount of expected future taxable income from operations does not support the realization of the asset. We believe that the current assumptions and other considerations used to estimate the current year effective and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material impact on our consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

        Financing Costs Related to Long-term Debt.    Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt using the effective interest method.

        Net Income (Loss) Per Share.    We follow the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, which requires us to present basic and diluted earnings per share. Our basic and diluted losses per share are calculated by dividing the net loss by the

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

weighted average number of shares of common stock outstanding during all periods presented. Options to purchase stock and convertible debt are included in diluted earnings per share calculations, unless the effects are anti-dilutive.

        Accumulated Other Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2008	2007
	(in thousands)
Unrealized losses on marketable securities	$(2,740)	$(521)
Cumulative translation adjustment	(7)	(7)

	$(2,747)	$(528)

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

        In connection with our collaborative research and license agreement with Pfizer Inc. ("Pfizer"), we received an upfront non-refundable payment of $40.0 million in January 2006. The $40.0 million upfront

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

fee was recorded as deferred revenue and was recognized on a straight-line basis over two years, our estimated performance period under the agreement. In February 2006 and October 2007, Pfizer purchased, for a total of $20.0 million, a convertible subordinated note due 2013 and a convertible subordinated note due 2014 (collectively, the "Pfizer Notes"). As the Pfizer Notes are non-interest bearing, they have been discounted to their net present value. The difference between the cash received and the present value of the Pfizer Notes, plus the related beneficial conversion feature, totals $3.2 million for each note, which represented additional consideration from Pfizer under the agreement. We have accounted for this additional consideration as deferred revenue and have recognized it over our estimated performance period under the agreement. We recognized contract revenues for research services provided by our full time equivalents to Pfizer in the periods in which the services were performed. We received a $3.0 million milestone payment from Pfizer in the second quarter of 2007. All milestone payments will be recognized as revenue upon the achievement of the associated milestone.

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

        Other Expenses.    We recognize other expenses in connection with our plans to exit certain activities. In connection with our exit activities, we record other expenses for employee termination benefit costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, ("SFAS 146"), EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3") and EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Combination ("EITF 95-3"). Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The remaining carrying value of such assets was not material as of December 31, 2008 and 2007. The recognition of other expenses requires our management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management's estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that they are adequate, that no excess accruals are retained, and that the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

        Stock-Based Compensation.    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), Share-Based Payment, which revised Statement of Financial Accounting Standards 123 ("SFAS 123"), Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations. Under the provisions of SFAS 123R, we recorded $15.0 million, $10.1 million and $8.9 million of stock compensation expense for the years ended December 31, 2008, 2007 and 2006 respectively.

Recent Accounting Pronouncements

        In May 2008, the Financial Accounting Standards Board issued Staff Position No. Accounting Principles Board 14-1 ("FSP No. APB 14-1"), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. FSP No. APB 14-1 is effective for us as of January 1, 2009. We do not expect the adoption of APB 14-1 to have a material impact on our consolidated financial statements.

        In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. We have not yet determined what, if any, effect EITF 07-5 will have on our results of operations or financial condition.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities

        The following is a summary of our marketable security portfolio as of December 31, 2008 and 2007, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2008
U.S. Treasury notes	$2,121	$57	$—	$2,178
Mortgage backed securities	13,173	79	(1,694)	11,558
Asset-backed securities	3,582	—	(211)	3,371
Corporate debt securities	22,881	—	(972)	21,909

	$41,757	$136	$(2,877)	$39,016

December 31, 2007
U.S. Treasury notes	$10,133	$116	$—	$10,249
Mortgage backed securities	25,184	95	(239)	25,040
Asset-backed securities	49,562	111	(38)	49,635
Corporate debt securities	64,115	6	(572)	63,549

	$148,994	$328	$(849)	$148,473

        As of December 31, 2008, our marketable securities, excluding equity securities, had the following maturities:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than one year	$13,707	$13,413
Between one and two years	11,295	10,674
Between two and five years	—	—

	25,002	24,087
Mortgage and asset-backed securities	16,755	14,929

Total	41,757	39,016

        Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage and asset- backed securities, they are not categorized by contractual maturity.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities (Continued)

        Our net unrealized losses and fair value of investments with net unrealized losses were as follows:

	December 31, 2008
	Loss Position For Less Than Twelve Months		Loss Position For Greater Than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Mortgage backed securities	3,584	(188)	2,130	(1,506)	5,714	(1,694)
Corporate debt securities	—	—	21,909	(972)	21,909	(972)
Asset-backed securities	—	—	3,371	(211)	3,371	(211)

Total—Marketable securities	3,584	(188)	27,410	(2,689)	30,994	(2,877)

Fair Value Measurements

        We adopted Financial Accounting Standards Board Statement No. 157("SFAS 157"), Fair Value Measurements effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability ("the exit price") in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value we use quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

        Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

        Level 2—Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

        Level 3—Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities (Continued)

        The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2008
Cash and cash equivalents	$178,767	$—	$—	$178,767
Marketable securities—available-for-sale	2,178	36,838	—	39,016

Total	$180,945	$36,838	$—	$217,783

        As of December 31, 2008, approximately $19.8 million of marketable securities were classified as long-term assets on the consolidated balance sheets as they have been in an unrealized loss position for longer than six months and we have the intent and ability to hold them until the carrying value recovers, which may be longer than one year.

        Net realized gains (losses) of $(1.6) million, $(0.4) million and $6.1 million from sale or impairment of marketable securities were included in "Interest and other income/(expense), net" in 2008, 2007 and 2006, respectively.

Note 3. Concentrations of Credit Risk

        We previously had entered into agreements for information products and services, which include licensing a portion of our intellectual property, with pharmaceutical, biotechnology and agricultural companies and academic institutions. Such agreements represented 100% of license and royalty revenues in 2008, 2007 and 2006. In general, customers agree to pay, during the term of the agreement, fees to receive non-exclusive access to selected modules of our databases and/or licenses of certain of our intellectual property. In addition, if a customer develops certain products utilizing our technology or proprietary information, we could potentially receive royalty and milestone payments. In November 2005, we entered into a collaborative research and license agreement with Pfizer, which became effective in January 2006.

        A single customer contributed 34%, 87% and 88% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

        Three customers comprised 78% and 68% of the accounts receivable balance as of December 31, 2008 and 2007, respectively.

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

development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days' notice. We received an upfront nonrefundable, non-creditable payment of $40 million in January 2006 and are eligible to receive additional future development and milestone payments. We received a $3.0 million milestone payment from Pfizer in 2007.

        We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a research plan (the "Research Plan"), which were limited to completion of chemistry and biology research services on Pfizer's behalf by our full time equivalents (FTEs). We concluded that these deliverables should be accounted for as a single unit of accounting and the $40 million upfront payment should be recognized as revenue over the two year term that we complete our obligations in connection with the Research Plan, our estimated performance period under the agreement. We have no further substantive obligations to Pfizer after the completion of our obligations in connection with the Research Plan. All milestone payments will be recognized as revenue upon the achievement of the associated milestone. Consistent with the terms of the agreement and our original expectations at the inception of the agreement, the Research Plan concluded after two years in January 2008 and, as such, there are no remaining substantive obligations to Pfizer under the agreement.

        Contract revenues related to the upfront consideration received, research services provided to Pfizer, and the difference between the cash received and the present value of the Pfizer Notes, of approximately $0.7 million, $29.9 million and $24.2 million were recognized for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 5. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2008	2007
	(in thousands)
Office equipment	$594	$598
Laboratory equipment	14,051	13,809
Computer equipment	8,639	9,186
Leasehold improvements	2,112	2,093

	25,396	25,686
Less accumulated depreciation and amortization	(22,600)	(21,743)

	$2,796	$3,943

        Depreciation expense, including amortization expense of leasehold improvements, was $1.8 million, $3.1 million and $3.3 million for 2008, 2007 and 2006, respectively.

Note 6. Long-Term Investments

        In December 2007, we recorded a gain of approximately $8.5 million in interest and other income, net as a result of the sale of Velocity11, a privately-held life sciences technology company in which we held an

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Long-Term Investments (Continued)

ownership position. In December 2008, we received additional consideration of approximately $0.9 million after the one year escrow period elapsed relating to this sale, which was recognized as a gain in interest and other income, net.

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

Note 7. Intangible and Other Assets

        Intangible and other assets consist of the following (in thousands):

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Gene and genomics-related patent costs	$1,381	$(1,300)	$81	$1,381	$(975)	$406
Debt issuance cost	8,582	(5,898)	2,684	8,578	(4,638)	3,940
Other assets	3,125	(1,551)	1,574	3,574	(1,477)	2,097

Total intangible and other assets	$13,088	$(8,749)	$4,339	$13,533	$(7,090)	$6,443

        Amortization expense for the years ended December 31, 2008, 2007 and 2006 related to intangible assets was $1.7 million, $1.9 million and $2.3 million, respectively.

        In 2004, we sublet one of our existing facilities to a third party. Under the terms of the consent agreement with the facility's landlord, we were required to obtain a letter of credit in favor of the landlord in the amount of $2.6 million. The deposit and the related amount required under the letter of credit declines monthly on a pro-rata basis through March 2011, the remaining term of the lease agreement assigned. The deposit is included in other assets at December 31, 2008.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes

        The components of the Convertible Notes are as follows (in thousands):

			December 31,
			Carrying Amount
	December 31, 2008 Interest Rates
Debt		Maturities	2008	2007
3 1/2% Convertible Senior Notes due 2011	3.5%	2011	130,969	122,180
3 1/2% Convertible Subordinated Notes due 2011	3.5%	2011	250,000	250,000
Pfizer Convertible Subordinated Note due 2013	0.0%	2013	7,963	7,531
Pfizer Convertible Subordinated Note due 2014	0.0%	2014	7,235	6,845

Less current portion			—	—

			$396,167	$386,556

        Annual maturities of all Convertible Notes are as follows:

2009	$—
2010	—
2011	401,800
2012	—
2013	10,000
Thereafter	10,000

$421,800

        The carrying amount and fair value of our Convertible Notes are as follows (in thousands):

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3 1/2% Convertible Senior Notes due 2011	$130,969	81,972	$122,180	$151,997
3 1/2% Convertible Subordinated Notes due 2011	250,000	139,583	250,000	253,045
Pfizer Convertible Subordinated Note due 2013	7,963	7,963	7,531	7,531
Pfizer Convertible Subordinated Note due 2014	7,235	7,235	6,845	6,845

	$396,167	$236,753	$386,556	$419,418

        In September 2006, we received proceeds of $111.9 million from the sale of $151.8 million aggregate principal amount of the 3 1/2% convertible senior notes due 2011 (the "3 1/2% Senior Notes"). The 3 1/2% Senior Notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15, and are due February 15, 2011. The 3 1/2% Senior Notes are convertible into shares of our common stock at an initial conversion rate of 89.1385 shares per $1,000 principal amount of the 3 1/2% Senior Notes, equivalent to an initial conversion price of approximately $11.22 per share. The 3 1/2% Senior Notes are senior in right of payment to our outstanding 3 1/2% convertible subordinated notes due 2011 (the "3 1/2% Subordinated Notes") and the Pfizer Notes due 2013 and 2014. We may redeem the 3 1/2% Senior Notes beginning on February 20, 2007. The 3 1/2% Senior Notes were issued at a discount to par of

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes (Continued)

approximately $39.9 million. The carrying value of the 3 1/2% Senior Notes is $131.0 million at December 31, 2008. The 3 1/2% Senior Notes will accrete up to their face value over the 53 month term of the notes by recording interest expense under the effective interest method.

        In connection with the collaborative research and license agreement, Pfizer purchased a $10.0 million principal amount Pfizer Note in February 2006 and an additional $10.0 million principal amount Pfizer Note in October 2007. The Pfizer Notes bear no interest, are due seven years from the date of issuance and are convertible into our common stock at initial conversion prices of $6.8423 and $9.75 per share, respectively, subject to adjustments. The Pfizer Notes are subordinated to all senior indebtedness, including the 3 1/2% Senior Notes, and pari passu in right of payment with our 3 1/2% Subordinated Notes. We may, at our option, repay the Pfizer Notes beginning February 3, 2009 and October 10, 2010, respectively. Pfizer may require us to repay the Pfizer Notes upon a change of control, as defined. As the Pfizer Notes are non interest bearing, they have been discounted to their net present value of $6.8 million each by imputing interest at a rate of 4.5% and 3.9%, respectively, which represented market conditions in place at the time the notes were issued. The carrying value of the Pfizer Notes were $8.0 million and $7.2 million, respectively, at December 31, 2008. We will accrete the Pfizer Notes up to their face value over their term of seven years by recording interest expense under the effective interest method. The difference between the cash received and the present value of the Pfizer Notes plus the related beneficial conversion feature totals $3.2 million for each note, which represents additional consideration from Pfizer under the agreement. We have accounted for this additional consideration as deferred revenue and will recognize it over our estimated performance period under the agreement. Contract revenues related thereto of approximately $0.2 million, $4.7 million and $1.5 million, respectively, were recognized for the years ended December 31, 2008, 2007 and 2006.

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Other Expenses (Continued)

2004 Restructuring (in thousands)

	Accrual Balance as of December 31, 2005	2006 Charges to Operations	2006 Charges Utilized	Accrual Balance as of December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance as of December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance as of December 31, 2008
Lease commitments and related costs	$13,545	$893	$(2,966)	$11,472	$571	$(2,864)	$9,179	$(585)	$(2,806)	$5,788
Other costs	—	92	(92)	—	125	(125)	—	153	(153)	—

Total	$13,545	$985	$(3,058)	$11,472	$696	$(2,989)	$9,179	$(432)	$(2,959)	$5,788

        In February 2004, we announced a restructuring plan to close our information products research facility and headquarters in Palo Alto, California and move our headquarters to our Wilmington, Delaware pharmaceutical research and development facility. The closure of the Palo Alto facility corresponded with terminating further development activities around our Palo Alto-based information products line. The restructuring plan included the elimination of 183 employees and charges related to the closure of our Palo Alto facilities, previously capitalized tenant improvements and equipment and other items. The lease commitment and related costs originally included the present value of future lease obligations for two facilities. In the fourth quarter of 2004, we made a lease termination payment to satisfy our remaining lease obligation with respect to one of the facilities. The lease obligation for the second facility extends through March 2011. As a result of the long term nature of the remaining lease obligation, we will be recording a charge each period through the March 2011 termination date of the lease related to increases in the fair value of the lease obligations in accordance with the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which total approximately $0.4 million at December 31, 2008.

2002 Restructuring (in thousands)

	Accrual Balance as of December 31, 2005	2006 Charges to Operations	2006 Charges Utilized	Accrual Balance as of December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance as of December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance as of December 31, 2008
Lease commitments and related costs	$13,700	$(1,450)	$(2,250)	$10,000	$(282)	$(2,184)	$7,534	$228	$(1,831)	$5,931

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

        We currently have one remaining lease related to an exited site that is due to expire in December 2010. During the years ended December 31, 2008, 2007 and 2006, we recognized additional charges of $0.2 million, $(0.3) million and $(1.5) million, respectively, primarily relating to this facility for lease expenses in excess of or less than amounts originally estimated. We estimated the costs based on the contractual terms of agreements and current real estate market conditions. We may incur additional costs associated with these subleasing and lease termination activities.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Other Expenses (Continued)

Maxia Acquisition (in thousands)

	Accrual Balance as of December 31, 2005	2006 Charges to Operations	2006 Charges Utilized	Accrual Balance as of December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance as of December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance as of December 31, 2008
Lease commitments and related costs	$2,069	$(79)	$(772)	$1,218	$(568)	$(376)	$274	$(23)	$(236)	$15

        In accordance with EITF 95-3, we recorded a $2.9 million charge in 2003 related to restructuring costs for Maxia Pharmaceuticals, Inc. ("Maxia"), which consisted of workforce reductions and consolidation of facilities. We recorded employee termination costs of approximately $0.8 million for 28 employee positions. The job eliminations were completed in July 2003. We also recorded restructuring costs related to lease payments for property that has been vacated and other costs of $2.0 million. In 2008, 2007 and 2006 we recorded additional charges of $0.0 million, $(0.6) million and $(0.1) million, respectively, relating to facilities lease expenses in excess of amounts originally estimated. The operating lease related to the vacated facility expired in November 2008.

Note 10. Stockholders' Deficit

        Preferred Stock.    We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2008 or 2007. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future. We have reserved 250,000 shares of preferred stock designated as Series A Participating Preferred Stock for issuance in connection with our Stockholders Rights plan, which expired in accordance with its terms in September 2008.

        Common Stock.    As of December 31, 2008, we had reserved a total of 21,318,678 shares of our common stock for future issuance related to our stock plans as described below.

        On August 6, 2008, we completed a public offering of 12,075,000 shares of our common stock at a price to the public of $9.00 per share pursuant to an effective shelf registration statement, resulting in net proceeds of approximately $101.7 million after deducting the underwriting discount and offering expenses.

        Stock Compensation Plans.    Summaries of stock option activity for our stock option plans as of December 31, 2007, 2006 and 2005, and related information for the years ended December 31 are included in the plan descriptions below.

        1991 Stock Plan.    In November 1991, the Board of Directors adopted the 1991 Stock Plan (the "Stock Plan"), which was amended and restated for issuance of common stock to employees, consultants, and scientific advisors. Options issued under the plan are, at the discretion of the compensation committee of the Board of Directors, either incentive stock options, non-statutory stock options or restricted stock units. The exercise prices of incentive and non-statutory stock options granted under the plan are not less than the fair market value on the date of the grant, as determined by the Board of Directors. Options granted after February 2007 generally vest over three years, pursuant to a formula determined by our Board of Directors, and expire after seven years. Options granted prior to February 2007 generally vest over four years, pursuant to a formula determined by our Board of Directors, and expire after ten years. Certain options granted in 2002 vest pro rata monthly over three years and expire after ten years. In May 2007, our stockholders approved an increase in the number of shares of common stock reserved for issuance under

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Stockholders' Deficit (Continued)

the Stock Plan from 22,350,000 to 25,350,000. In May 2008, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the Stock Plan from 25,350,000 to 29,350,000.

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

        Activity under the combined plans was as follows:

		Shares Subject to Outstanding Options
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at December 31, 2005	6,148,158	7,798,401	$8.99
Additional authorization	—	—	—
Options granted	(2,834,227)	2,834,227	$5.25
Options exercised	—	(61,931)	$4.72
Options expired	33,736	(33,736)	$9.39
Options cancelled	442,814	(442,814)	$9.55

Balance at December 31, 2006	3,790,481	10,094,147	$7.94
Additional authorization	3,000,000	—	—
Options granted	(2,892,975)	2,892,975	$7.07
Options exercised	—	(222,654)	$4.90
Options expired	18,000	(18,000)	$18.31
Options cancelled	311,963	(311,963)	$6.57

Balance at December 31, 2007	4,227,469	12,434,505	$7.81
Additional authorization	4,000,000	—	—
Options granted	(3,710,000)	3,710,000	$11.14
Options exercised	—	(289,031)	$5.51
Options expired	50,000	(50,000)	$17.81
Options cancelled	822,998	(822,998)	$7.46

Balance at December 31, 2008	5,390,467	14,982,476	$8.67

        Options to purchase a total of 9,679,227, 7,593,670 and 5,577,911 shares as of December 31, 2008, 2007 and 2006, respectively, were exercisable and vested. The aggregrate intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 were $1.5 million, $0.7 million and

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Stockholders' Deficit (Continued)

$0.0 million, respectively. At December 31, 2008 the aggregate intrinsic value of options outstanding and vested options are $0.0 million and $0.0 million, respectively.

        The following table summarizes information about stock options outstanding as of December 31, 2008 for the 1991 Stock Plan and the 1993 Directors' Stock Option Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.10 - $5.43	1,272,999	5.63	$4.68	1,062,287	$4.73
$5.46 - $5.46	1,829,100	7.02	$5.46	1,316,292	$5.46
$5.67 - $7.04	1,313,200	4.95	$6.11	997,477	$6.19
$7.09 - $7.09	2,163,206	5.12	$7.09	1,320,077	$7.09
$7.10 - $8.64	1,691,563	5.72	$7.92	1,504,482	$7.99
$8.73 - $8.93	94,500	5.32	$8.82	94,500	$8.82
$8.99 - $8.99	1,761,639	6.04	$8.99	1,714,973	$8.99
$9.03 - $11.89	1,285,700	4.87	$10.80	777,570	$11.14
$11.98 - $11.98	2,679,000	6.10	$11.98	—	$0.00
$13.80 - $35.00	891,569	2.77	$16.29	891,569	$16.29

	14,982,476			9,679,227

        Employee Stock Purchase Plan.    On May 21, 1997, our stockholders adopted the ESPP. In May 2006, our stockholders approved an increase in the number of shares available for grant from 3,100,000 shares to 3,850,000 shares. In May 2008, our stockholders approved an increase in the number of shares available for grant from 3,850,000 shares to 4,600,000 shares. Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 442,749, 337,689 and 313,715 shares under the ESPP in 2008, 2007 and 2006, respectively. For the year ended December 31, 2008, 2007 and 2006 we recorded stock compensation expense of $0.6 million, $0.4 million and $0.4 million, respectively, under SFAS 123R as the ESPP is considered compensatory under SFAS 123R. As of December 31, 2008, 945,735 shares remain available for issuance under the ESPP.

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock Compensation (Continued)

        Under the provisions of SFAS 123R, we recorded $15.0 million, $10.1 million and $8.9 million, respectively, of stock compensation expense on our audited consolidated statement of operations for the year ended December 31, 2008, 2007 and 2006. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Year Ended			Employee Stock Purchase Plan For the Year Ended
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006
Average risk-free interest rates	2.05%	4.81%	4.43%	1.75%	4.09%	4.80%
Average expected life (in years)	2.93	2.91	3.13	0.50	0.50	0.50
Volatility	65%	65%	76%	84%	51%	63%
Weighted-average fair value (in dollars)	4.87	3.22	2.75	1.59	1.24	1.26

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

        The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB Opinion 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption was calculated in accordance with FASB Interpretation ("FIN") No. 28. Total compensation cost of options granted but not yet vested, as of December 31, 2008, was $8.3 million, which is expected to be recognized over the weighted average period of 3.04 years.

Note 12. Income Taxes

        The benefit for income taxes consists of the following (in thousands):

Year Ended December 31,
	2008	2007	2006
Current
Foreign	$—	$—	$—
State	—	—	—

Total benefit for income taxes	$—	$—	$—

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Continued)

        Loss from continuing operations before benefit for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
U.S. taxable entities	$(178,920)	$(86,881)	$(74,161)
Other	—	—	(5)

	$(178,920)	$(86,881)	$(74,166)

        The benefit for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Benefit at U.S. federal statutory rate	$(62,622)	$(30,408)	$(26,000)
Unbenefitted net operating losses and tax credits	62,261	30,238	25,800
Other	361	170	200

Benefit for income taxes	$—	$—	$—

        Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Federal and state net operating loss carryforwards	432,000	$327,000
Federal and state research credits	45,000	37,000
Capitalized research and development	37,000	76,000
Investments	7,000	6,000
Federal and state capital loss carryforwards	8,000	8,000
Other, net	13,000	12,000

Total gross deferred tax assets	542,000	466,000
Less valuation allowance for deferred tax assets	(542,000)	(466,000)

Net deferred tax assets	$—	$—

        The valuation allowance for deferred tax assets increased by approximately $76.0 million, $36.0 million and $38.2 million during the years ended December 31, 2008, 2007 and 2006, respectively. Approximately $62.3 million of the valuation allowance for deferred tax assets relates to benefits from stock option deductions which, if recognized, will be charged directly to additional paid in capital. Management believes the uncertainty regarding the realization of net deferred tax assets requires a full valuation allowance.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Continued)

        As of December 31, 2008, we had federal and state net operating loss carryforwards of approximately $1.06 billion. We also had federal and state research and development tax credit carryforwards of approximately $45.0 million. The net operating loss carryforwards and tax credits will expire at various dates, beginning in 2009 through 2028, if not utilized. Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. We have not currently completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our formation, due to the significant complexity and related cost associated with such study. There also could be additional ownership changes in the future which may result in additional limitations in the utilization of these credits.

        We also had federal and state capital loss carryforwards of approximately $18.7 million that will expire beginning in 2009.

Note 13. Net Loss Per Share

        For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Stock options and potential common shares issuable upon conversion of our 3 1/2% Senior Notes, 3 1/2% Subordinated Notes and the Pfizer Notes were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented. The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	December 31,
	2008	2007	2006
Outstanding stock options	14,982,476	12,434,505	10,094,147
Common shares issuable upon conversion of 3 1/2% Senior Notes	13,531,224	13,531,224	13,531,224
Common shares issuable upon conversion of 3 1/2% Subordinated Notes	22,284,625	22,284,625	22,284,625
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641	—

Total potential common shares excluded from diluted net loss per share computation	53,285,462	50,737,491	47,371,492

Note 14. Segment Reporting

        Our operations are treated as one operating segment, biotechnology drug discovery and development, in accordance with FASB Statement No. 131 ("SFAS 131"). For the year ended December 31, 2007, we recorded revenue from customers throughout the United States and in Canada, Germany, Sweden, and the

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Segment Reporting (Continued)

United Kingdom. Export revenues for the years ended December 31, 2008, 2007 and 2006 were $0.1 million, $0.7 million and $0.6 million, respectively.

Note 15. Defined Contribution Plan

        We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $0.6 million, $0.5 million and $0.0 million in 2008, 2007 and 2006, respectively.

Note 16. Litigation

Invitrogen

        In October 2001, Invitrogen Corporation ("Invitrogen") filed an action against us in the federal court for the District of Delaware, alleging infringement of three patents. On June 15, 2006 we entered into a settlement agreement with Invitrogen pursuant to which we agreed to pay Invitrogen $3.4 million as a settlement fee. This amount is included in other expenses in the accompanying consolidated statements of operations for the year ended December 31, 2006.

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

        On August 6, 2008, we completed a public offering of 12,075,000 shares of our authorized but unissued common stock at a price to the public of $9.00 per share pursuant to an effective shelf registration statement, resulting in net proceeds of approximately $101.7 million after deducting the underwriting discount and offering expenses. Entities affiliated with Julian C. Baker, one of our directors and principal stockholders, purchased an aggregate of 1,100,000 shares of our common stock in this offering.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Commitments

        As of December 31, 2008, we had non-cancelable operating leases on multiple facilities and equipment, including facilities in Palo Alto, California and Wilmington, Delaware. The leases expire on various dates ranging from June 2008 to March 2011. Certain leases have renewal options for periods ranging up to 5 years. Rent expense for the years ended December 31, 2008, 2007 and 2006, was approximately $4.8 million, $4.6 million and $4.4 million, respectively.

        As of December 31, 2008, future non-cancelable minimum payments under operating leases, including leases for sites included in the restructuring programs were as follows:

Year ended December 31,	Operating Leases
(in thousands)
2009	$13.3
2010	10.8
2011	1.2
2012	—
2013	—
Thereafter	—

Total minimum lease payments	$25.3

        The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.7 million (less than 1 year) and $3.0 million (years 1-3).

        In addition to the non-cancelable commitments included in the table above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events. We consider these potential obligations contingent, and have summarized all significant arrangements below.

        Commitments related to Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones had been achieved as of December 31, 2008.

        We have entered into and intend to continue to seek to license additional rights relating to technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments and royalties on sales of future products.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Interim Consolidated Financial Information (Unaudited)

(in thousands, except per share data)

	Fiscal 2008 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(1)	1,307	614	1,061	937
Net loss	(40,157)	(45,563)	(44,794)	(48,406)
Basic and diluted net loss per share	(0.47)	(0.54)	(0.48)	(0.50)
Shares used in computation of basic and diluted net loss per share	84,602	84,871	92,385	97,283

	Fiscal 2007 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(1)	$7,422	$10,576	$6,690	$9,752
Net loss	(22,147)	(18,439)	(24,494)	(21,801)
Basic and diluted net loss per share	$(0.26)	$(0.22)	$(0.29)	$(0.26)
Shares used in computation of basic and diluted net loss per share	83,985	84,136	84,213	84,405

(1)
In November 2005, we entered into a collaborative research and license agreement with Pfizer, which became effective in January 2006. The March 31, 2007, June 30, 2007, September 30, 2007, and December 31, 2007 quarters include $6.1 million, $8.9 million, $5.9 million, and $8.9 million, respectively, of contract revenues relating to the agreement. The March 31, 2008 quarter includes $0.6 million of contract revenues relating to the agreement.

 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description—Year Ended December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
(in thousands)
Allowance for doubtful accounts—2006	195	—	195	$—
Allowance for doubtful accounts—2007	$—	—	—	$—
Allowance for doubtful accounts—2008	$—	—	—	$—

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

        Management's annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Incyte Corporation

        We have audited Incyte Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Incyte Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Incyte Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Incyte Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008 of Incyte Corporation and our report dated February 24, 2009 expressed an unqualified opinion thereon.

                      /S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 24, 2009

Item 9B.    Other Information

        On March 3, 2009, the Company filed a Certificate of Elimination of Series A Participating Preferred Stock of the Company (the "Certificate of Elimination") with the Delaware Secretary of State relating to the Certificate of Designation of Series A Participating Preferred Stock of the Company, which had originally been filed by the Company with the Delaware Secretary of State on September 28, 1998 (the "Certificate of Designation"). The filing of the Certificate of Elimination was authorized by the Board of Directors of the Company in accordance with the Delaware General Corporation Law. The Certificate of Elimination has the effect of eliminating from the Company's Restated Certificate of Incorporation all matters set forth in the Certificate of Designation.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2009 Annual Meeting of Stockholders to be held on May 19, 2009 (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

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

        Our Board of Directors has appointed an Audit Committee of three directors, currently comprised of Mr. Barry M. Ariko, as Chairman, Mr. Richard U. De Schutter and Mr. Roy A. Whitfield. The Board of Directors has also determined that current members of the Audit Committee are each qualified as Audit Committee Financial Experts under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an "independent director" under the applicable standards of The Nasdaq Stock Market.

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

    Reference is made to the Index to Consolidated Financial Statements of Incyte Corporation under Item 8 of Part II hereof.

  (2)
  Financial Statement Schedules

    The following financial statement schedule of Incyte Corporation is filed as part of this Form 10-K included in Item 8 of Part II:

      Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2008.

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
3(i)*	Integrated copy of the Restated Certificate of Incorporation, as amended, of the Company.
3(ii)	Bylaws of the Company, as amended as of September 16, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed September 18, 2008).
4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.2
Indenture dated as of February 19, 2004 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-114863)).
4.3.1†	Form of Convertible Subordinated Promissory Note (incorporated by reference to the Company's Current Report on Form 8-K/A filed February 6, 2006).
4.3.2*	Schedule of notes issued by the Company in the form of Exhibit 4.3.1

Exhibit Number	Description of Document
4.4	Indenture dated as of September 26, 2006 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 28, 2006).
10.1#
1991 Stock Plan of Incyte Genomics, Inc., as amended and restated on April 3, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
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
10.7#
1997 Employee Stock Purchase Plan of Incyte Corporation, as amended and restated March 11, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
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
10.10.1#
Employment Agreement, dated November 26, 2001, between Paul A. Friedman and Incyte Genomics, Inc. (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.10.2*#	Amendment to Employment Agreement, effective as of January 1, 2009, between Incyte Corporation and Paul A. Friedman.
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
10.14#
Offer of Employment Letter, dated September 10, 2008, from the Company to Patricia S. Andrews (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.15.1#
Form of Employment Agreement, effective as of November 21, 2003 between Incyte Corporation and Steven M. Friedman, David C. Hastings, Richard S. Levy, Brian W. Metcalf, Paula J. Swain, Patricia A. Schreck (effective date of December 8, 2003) and Patricia S. Andrews (effective date of October 20, 2008) (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.15.2*#
Form of Amendment to Employment Agreement, effective as of January 1, 2009, between Incyte Corporation and Patricia S. Andrews, Steven M. Friedman, David C. Hastings, Richard S. Levy, Brian W. Metcalf, Patricia A. Schreck and Paula J. Swain.
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
10.19
Amendment No.2 to the Note Purchase Agreement, by and among the Company, Pfizer Ireland Pharmaceuticals, and Pfizer Inc., dated as of October 10, 2007 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
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

Date: March 3, 2009

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

Signature	Title	Date

/s/ PAUL A. FRIEDMAN Paul A. Friedman	Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2009
/s/ DAVID C. HASTINGS David C. Hastings	Chief Executive Officer (Principal Financial Officer) and Director	March 3, 2009
/s/ LAURENT CHARDONNET Laurent Chardonnet	Vice President, Finance and Treasurer (Principal Accounting Officer)	March 3, 2009
/s/ RICHARD U. DESCHUTTER Richard U. Deschutter	Chairman	March 3, 2009
/s/ BARRY M. ARIKO Barry M. Ariko	Director	March 3, 2009
/s/ JULIAN C. BAKER Julian C. Baker	Director	March 3, 2009
/s/ PAUL A. BROOKE Paul A. Brooke	Director	March 3, 2009
/s/ JOHN F. NIBLACK John F. Niblack	Director	March 3, 2009
/s/ ROY A. WHITFIELD Roy A. Whitfield	Director	March 3, 2009

 EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of November 11, 2002, by and among the Company, Maxia Pharmaceuticals, Inc. and other parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 25, 2003).
2.2
Amendment to Agreement and Plan of Merger, dated as of December 19, 2002, by and among the Company, Monaco Acquisition Corporation, Maxia Pharmaceuticals, Inc. and Maxia Pharmaceuticals, LLC (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed February 25, 2003).
3(i)*	Integrated copy of the Restated Certificate of Incorporation, as amended, of the Company.
3(ii)	Bylaws of the Company, as amended as of September 16, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed September 18, 2008).
4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.2
Indenture dated as of February 19, 2004 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-114863)).
4.3.1†	Form of Convertible Subordinated Promissory Note (incorporated by reference to the Company's Current Report on Form 8-K/A filed February 6, 2006).
4.3.2*	Schedule of notes issued by the Company in the form of Exhibit 4.3.1
4.4
Indenture dated as of September 26, 2006 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 28, 2006).
10.1#
1991 Stock Plan of Incyte Genomics, Inc., as amended and restated on April 3, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
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

Exhibit Number	Description of Document
10.7#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended and restated March 11, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
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
10.10.1#
Employment Agreement, dated November 26, 2001, between Paul A. Friedman and Incyte Genomics, Inc. (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.10.2*#	Amendment to Employment Agreement, effective as of January 1, 2009, between Incyte Corporation and Paul A. Friedman.
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
10.14#
Offer of Employment Letter, dated September 10, 2008, from the Company to Patricia S. Andrews (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.15.1#
Form of Employment Agreement, effective as of November 21, 2003 between Incyte Corporation and Steven M. Friedman, David C. Hastings, Richard S. Levy, Brian W. Metcalf, Paula J. Swain, Patricia A. Schreck (effective date of December 8, 2003) and Patricia S. Andrews (effective date of October 20, 2008) (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.15.2*#
Form of Amendment to Employment Agreement, effective as of January 1, 2009, between Incyte Corporation and Patricia S. Andrews, Steven M. Friedman, David C. Hastings, Richard S. Levy, Brian W. Metcalf, Patricia A. Schreck and Paula J. Swain.
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

Exhibit Number	Description of Document
10.18	Amendment No.1 to the Note Purchase Agreement, by and between the Company and Pfizer Overseas Pharmaceuticals, dated as of January 4, 2007 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
10.19
Amendment No.2 to the Note Purchase Agreement, by and among the Company, Pfizer Ireland Pharmaceuticals, and Pfizer Inc., dated as of October 10, 2007 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
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