Form 10-Q
period 2009-03-31
INCYTE CORP
filed 2009-05-07
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐   Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes    ☒   No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 97,339,849 as of May 1, 2009.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2009	December 31, 2008*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139,098	$178,767
Marketable securities—available-for-sale	18,591	19,257
Accounts receivable, net	739	1,050
Prepaid expenses and other current assets	6,937	6,420

Total current assets	165,365	205,494

Marketable securities—available-for-sale	17,938	19,759
Property and equipment, net	2,495	2,796
Intangible and other assets, net	3,837	4,339

Total assets	$189,635	$232,388

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,084	$15,679
Accrued compensation	6,024	9,330
Interest payable	1,758	5,273
Accrued and other current liabilities	14,015	14,893
Deferred revenue	72	62
Accrued restructuring	5,145	5,100

Total current liabilities	42,098	50,337

Convertible senior notes	133,263	130,969
Convertible subordinated notes	265,411	265,198
Other liabilities	5,614	6,634

Total liabilities	446,386	453,138
Stockholders’deficit:
Preferred stock	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 97,339,849 shares issued and outstanding as of March 31, 2009 and December 31, 2008	97	97
Additional paid-in capital	964,574	961,214
Accumulated other comprehensive loss	(2,072)	(2,747)
Accumulated deficit	(1,219,350)	(1,179,314)
Total stockholders’ deficit	(256,751)	(220,750)
Total liabilities and stockholders’deficit	$189,635	$232,388

*      The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Contract revenues	$—	$587
License and royalty revenues	671	720

Total revenues	671	1,307

Costs and expenses:
Research and development	29,587	32,955
Selling, general and administrative	4,821	4,354
Other expenses	509	123

Total costs and expenses	34,917	37,432

Loss from operations	(34,246)	(36,125)
Interest and other income, net	548	2,141
Interest expense	(6,338)	(6,173)

Net loss	(40,036)	(40,157)

Basic and diluted net loss per share	$(0.41)	$(0.47)

Shares used in computing basic and diluted net loss per share	97,340	84,602

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008

Net loss	$(40,036)	$(40,157)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	675	(1,238)
Comprehensive loss	$(39,361)	$(41,395)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(40,036)	$(40,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	509	123
Depreciation and amortization	2,509	3,288
Stock-based compensation	3,360	3,345
Changes in operating assets and liabilities:
Accounts receivable	311	711
Prepaid expenses and other assets	380	(1,075)
Accounts payable	(595)	5,422
Accrued and other current liabilities	(9,183)	(8,462)
Deferred revenue	10	(577)

Net cash used in operating activities	(42,735)	(37,382)

Cash flows from investing activities:
Capital expenditures	(95)	(122)
Purchases of marketable securities	—	1,241
Sales and maturities of marketable securities	3,161	89,630

Net cash provided by investing activities	3,066	90,749

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	—	520

Net cash provided by financing activities	—	520

Net (decrease) increase in cash and cash equivalents	(39,669)	53,887
Cash and cash equivalents at beginning of period	178,767	108,854

Cash and cash equivalents at end of period	$139,098	$162,741

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1.     Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a pipeline with programs focused primarily in the areas of oncology, inflammation, and diabetes.

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of March 31, 2009 and the condensed consolidated statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2008 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP No. APB 14-1 was effective for us as of January 1, 2009. The adoption of APB 14-1 had no impact on our consolidated financial statements.

Effective January 1, 2009, we adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting For Derivative Instruments and Hedging Activities and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The adoption of EITF 07-5 had no impact on our consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), which is effective for our interim and annual periods commencing with our June 30, 2009 consolidated financial statements and will be applied on a prospective basis. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. We are currently evaluating the impact of the adoption of this statement on our financial statements based on current market conditions.

In April 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which is effective for us for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has the positive intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is not more likely than not it will be required to sell the security before recovery of its amortized cost basis. FAS 115-2 may require a cumulative effect adjustment upon adoption for the non-credit related component of previously recognized other-than-temporary impairments. We are currently evaluating the impact of the adoption of FSP 115-2 on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which is effective for us for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. We are currently evaluating the impact of the adoption of FSP 107-1 on our financial statements.

3.     Marketable securities

We adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value we use quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

Level 3 — Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

We have determined that our fair value requirements are in accordance with the requirements of SFAS 157, therefore, the implementation of SFAS 157 did not have any impact on our consolidated financial condition or results of operations.  Our marketable securities consist of investments in corporate debt securities, mortgage and asset-backed securities, U.S. Treasury notes, and other U.S. government agency securities that are classified as available-for-sale. We classify marketable securities available to fund current operations as current assets on the condensed consolidated balance sheet. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) they have been in an unrealized loss position for longer than six months and (ii) we have the ability to hold them until the carrying value is recovered and such holding period may be longer than one year.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of March 31, 2009
Cash and cash equivalents	$139,098	$—	$—	$139,098
Marketable securities — available-for-sale	2,155	34,374	—	36,529

Total	$141,253	$34,374	$—	$175,627

4.     Revenues

For the three months ended March 31, 2009, one customer contributed 48% of revenues.  For the three months ended March 31, 2008, one customer contributed 45% of revenues.

Three customers comprised 82% of the accounts receivable balance at March 31, 2009. Three customers comprised 78% of the accounts receivable balance at December 31, 2008.

Contract revenues related to the upfront consideration received, research services provided to Pfizer Inc. (“Pfizer”) under our collaborative research and license agreement with Pfizer, and the difference between the cash received and the present value of convertible subordinated notes issued to Pfizer (the “Pfizer Notes”), of approximately $0.0 million and $0.6 million, respectively, were recognized for the three months ended March 31, 2009 and 2008.

5.     Stock compensation

Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), we recorded $3.4 million and $3.3 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Three Months Ended		Employee Stock Purchase Plan For the Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Average risk-free interest rates	1.05%	2.03%	0.81%	1.62%
Average expected life (in years)	2.98	2.95	0.24	0.24
Volatility	72%	65%	99%	76%
Weighted-average fair value (in dollars)	1.45	5.22	1.49	1.44

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

The amortization of stock compensation under SFAS 123R for the period after its adoption was calculated in accordance with FASB Interpretation (“FIN”) No. 28. Total compensation cost of options granted but not yet vested, as of March 31, 2009, was $9.1 million, which is expected to be recognized over the weighted average period of 2.99 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2008	5,390,467	14,982,476	$8.67
Options granted	(2,916,000)	2,916,000	3.10
Options exercised	—	—	—
Options cancelled	43,531	(43,531)	7.55
Balance at March 31, 2009	2,517,998	17,854,945	$7.76
Exercisable, March 31, 2009	—	11,110,089	$8.47

6.     Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Stock options and potential common shares issuable upon conversion of our 3 1/2% convertible senior notes due 2011 (the “3 1/2% Senior Notes”), 3 1/2% convertible subordinated notes due 2011 (the “3 1/2% Subordinated Notes”) and the Pfizer Notes were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented. The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	2009	2008
Outstanding stock options	17,854,945	15,318,055
Common shares issuable upon conversion of 3 1/2% Senior Notes	13,531,224	13,531,224
Common shares issuable upon conversion of 3 1/2% Subordinated Notes	22,284,625	22,284,625
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641
Total potential common shares excluded from diluted net loss per share computation	56,157,931	53,621,041

7.     Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information.

8.     Other expenses

Below is a summary of the activity related to our restructuring programs for the three months ended March 31, 2009. The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable. The accrual balances for the restructuring plans are included in accrued restructuring and other liabilities (long-term) in the consolidated balance sheets.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2008	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance at March 31, 2009
	(in thousands)
Lease commitment and related costs	$15,497	$5,788	$85	$(652)	$5,221
Other costs	—	—	35	(35)	—
Restructuring expenses	$15,497	$5,788	$120	$(687)	$5,221

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance at December 31, 2008	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance at March 31, 2009
	(in thousands)
Lease commitment and related costs	$16,155	$5,931	$389	$(782)	$5,538

Maxia Acquisition Costs

	Original Charge	Accrual Balance at December 31, 2008	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance at March 31, 2009
	(in thousands)
Lease commitment and related costs	$2,373	$15	$—	$(15)	$—

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2009 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K previously filed with the SEC.

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

In this report all references to “Incyte,” “we,” “us,” “our” or the “Company” mean Incyte Corporation and our subsidiaries, except where it is made clear that the term means only the parent company.

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

Our wholly-owned pipeline includes the following compounds:

Drug Target	Drug Compound	Indication	Development Status

Active Programs

JAK
	INCB18424 (Oral)	Myelofibrosis	Phase II
		Polycythemia Vera/Essential Thrombocythemia	Phase II

	INCB18424 (Topical)	Psoriasis	Phase IIb

	INCB28050	Rheumatoid Arthritis	Phase II

HSD1
	INCB13739	Type 2 Diabetes	Phase IIb

	INCB20817	Type 2 Diabetes	Phase I

Sheddase

	INCB7839	Solid Tumors	Phase IIa
		Breast Cancer	Phase II

Currently Inactive Programs — pending additional funding or seeking collaborative partner

c-MET
	INCB28060	Solid Cancers	IND Cleared

IDO
	INCB24360	Oncology	IND Cleared

JAK
	INCB18424 (Oral)	Rheumatoid Arthritis	Phase II
		Refractory Prostate Cancer	Phase IIa
		Multiple Myeloma	Phase IIa

HM74a
	INCB19602	Type 2 Diabetes	Phase IIa

CCR2
	INCB8696	Multiple Sclerosis	Phase I

CCR5
	INCB9471	Human Immunodeficiency Virus (HIV)	Phase II
	INCB15050	HIV	Phase I

In early 2009, we announced that due to the challenging economic environment, we intend to focus our efforts on clinical programs that we believe have a greater likelihood of creating near-term value.  We do not intend to initiate clinical trials in 2009 for our c-MET inhibitor or our selective inhibitor of the enzyme IDO unless we are successful in securing additional funding.  We also intend to move INCB28050 forward as our lead oral anti-inflammatory compound and have discontinued the development of INCB18424 in rheumatoid arthritis.  Programs that will not receive funding in 2009 include: our JAK inhibitor programs for hormone refractory prostate cancer and multiple myeloma; our HM74a agonist for type 2 diabetes; our CCR2 receptor antagonist for multiple sclerosis; and our CCR5 receptor antagonist for HIV.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•      Investments;

•      Revenue recognition;

•      Research and development costs;

•      Valuation of long-lived assets;

•      Restructuring charges; and

•      Stock compensation.

Investments. We account for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We carry our investments at their respective fair values. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other-than-temporary impairment. This evaluation consists of a review of several factors, including the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and our intent and ability to hold the security until the market values recover, which may be maturity. If management determines that such an impairment exists, we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell a short-term investment or marketable security prior to maturity, we classify our short-term investments and marketable securities as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized. We classify those marketable securities that may be used in operations within one year as short-term investments. Those marketable securities in which we have both the ability to hold until maturity and have a maturity date beyond one year from our most recent consolidated balance sheet date are classified as long-term marketable securities.

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

Research and Development Costs. In accordance with SFAS No. 2, Accounting for Research and Development Costs, it is our policy to expense research and development costs as incurred. We often contract with clinical research organizations (“CROs”) to facilitate, coordinate and perform agreed upon research and development of a new drug. To ensure that research and development costs are expensed as incurred, we record monthly accruals for clinical trials and preclinical testing costs based on the work performed under the contract.

These CRO contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones. In the event that we prepay CRO fees, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed in accordance with Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Most professional fees, including project and clinical management, data management, monitoring, and medical writing fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we perform an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value.

Restructuring Charges. Costs associated with restructuring activities initiated after December 31, 2002, are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Costs associated with restructuring activities initiated prior to December 31, 2002 have been recorded in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. Restructuring costs resulting from the acquisition of Maxia Pharmaceuticals, Inc. (“Maxia”) have been recorded in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The restructuring charges are comprised primarily of costs to exit facilities, reduce our workforce, write-off fixed assets, and pay for outside services incurred in the restructuring. The workforce reduction charge is determined based on the estimated severance and fringe benefit charge for identified employees. In calculating the cost to exit the facilities, we estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, the amount, if any, of sublease receipts and real estate broker fees. This requires us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we perform an assessment of the affected facilities and consider the current market conditions for each site. We also estimate our credit adjusted risk free interest rate in order to discount our projected lease payments in accordance with SFAS 146. Estimates are also used in our calculation of the estimated realizable value on equipment that is being held for sale. These estimates are formed based on recent history of sales of similar equipment and market conditions. Our assumptions on either the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of fixed assets held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded.

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

Stock Compensation.  Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations. Under the provisions of SFAS 123R, we recorded $3.4 million and $3.3 million of stock compensation expense for the three months ended March 31, 2009 and 2008, respectively.

Results of Operations

We recorded a net loss of $40.0 million and basic and diluted net loss per share of $0.41 for the three months ended March 31, 2009 as compared to a net loss of $40.2 million and basic and diluted net loss per share of $0.47 in the corresponding period in 2008.

Revenues.

	For the three months ended, March 31,
	2009	2008
	(in millions)
Contract revenues	$—	$0.6
License and royalty revenues	0.7	0.7

Total revenues	$0.7	$1.3

Our contract revenues for the three months ended March 31, 2009 decreased to $0.0 million from $0.6 million for the three months ended March 31, 2008, as, by June 30, 2008, we had fully recognized contract revenues associated with the Pfizer $40.0 million upfront fee, the debt discount and beneficial conversion feature related to the Pfizer Notes and the reimbursement of certain expenses by Pfizer for research and development expenses pursuant to the collaborative research and license agreement.

Our license and royalty revenues for the three months ended March 31, 2009 and 2008 were the same, $0.7 million.  License and royalty revenues were derived from the licensing of our gene- and genomic-related intellectual property.   We expect that revenues generated from information products, including licensing of gene- and genomic-related intellectual property, will decline as we focus on our drug discovery and development programs.

Operating Expenses.

Research and development expenses.

	For the three months ended, March 31,
	2009	2008
	(in millions)
Salary and benefits related	$9.5	$9.1
Stock compensation	2.5	2.4
Clinical research and outside services	14.0	17.4
Occupancy and all other costs	3.6	4.1

Total research and development expenses	$29.6	$33.0

We currently track research and development costs by natural expense line and not costs by project.  For salary and benefit related costs, the increase from the three months ended March 31, 2008 to the three months ended March 31, 2009 was primarily the result of increased headcount to sustain our development pipeline.  Stock compensation was essentially flat for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation.  For clinical research and outside services, the decrease from the three months ended March 31, 2008 to the three months ended March 31, 2009 is due to prioritization of our pipeline to focus on products we believe have a greater likelihood of creating near-term value.  The decrease in occupancy and all other costs for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due to a decrease in depreciation and patent expense.

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

Selling, general and administrative expenses.

	For the three months ended, March 31,
	2009	2008
	(in millions)
Salary and benefits related	$1.9	$1.6
Stock compensation	0.9	0.9
Other contract service and outside costs	2.0	1.9

Total selling, general and administrative expenses	$4.8	$4.4

For salary and benefit related costs, the increase from the three months ended March 31, 2008 to the three months ended March 31, 2009 was primarily the result of increased headcount.  The increased headcount was due to initial sales and marketing preparations for the potential commercialization of INCB18424 for myeloproliferative disorders.  Stock compensation expense and other contract service and outside costs were essentially flat for the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Other expenses.     Total other expenses for the three months ended March 31, 2009 were $0.5 million compared to $0.1 million for the corresponding period in 2008, and represent charges recorded in connection with previously announced restructuring programs.

Interest and Other Income, Net.     Interest and other income, net, for the three months ended March 31, 2009 was $0.5 million compared to $2.1 million for the corresponding period in 2008.   The decrease is due primarily to a lower average cash balance and yield for the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Interest Expense.    Interest expense for the three months ended March 31, 2009 was $6.3 million compared to $6.2 million for the corresponding period in 2008.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since we were incorporated in 1991 through 1996 and in 1999 through March 31, 2009.  As such, we have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. As of March 31, 2009, approximately $17.9 million of marketable securities were classified as long-term assets on the consolidated balance sheet as they had been in an unrealized loss position for longer than six months and we have the intent and ability to hold them until the carrying value recovers, which may be longer than one year. At March 31, 2009, we had available cash, cash equivalents, and short-term and long-term marketable securities of $175.6 million. Our cash and marketable securities balances are held in a variety of interest- bearing instruments including money market accounts, obligations of U.S. government agencies, high-grade corporate bonds, and asset backed and mortgage backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments. Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there had not been a significant impact to our financial position, results of operations or liquidity for the period ended March 31, 2009.

Net cash used in operating activities was $42.7 million for the three months ended March 31, 2009, compared to $37.4 million for the three months ended March 31, 2008.  The $5.3 million increase was due primarily to changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash provided by investing activities was $3.1 million for the three months ended March 31, 2009, which represented primarily sales and maturities of marketable securities of $3.2 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, and acquisitions, including possible earn-out payments to former stockholders of Maxia.

Net cash provided by financing activities was $0.0 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2008, we received $0.5 million from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of March 31, 2009 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$270.0	$—	$250.0	$20.0	$—
Principal on convertible senior debt	151.8	—	151.8	—	—
Interest on convertible subordinated debt	17.5	8.7	8.8	—	—
Interest on convertible senior debt	10.6	5.3	5.3	—	—
Non-cancelable operating lease obligations:
Related to current operations	6.7	5.4	1.3	—	—
Related to vacated space	15.3	8.0	7.3	—	—

Total contractual obligations	$471.9	$27.4	$424.5	$20.0	$—

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations.  We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.7 million (less than 1 year) and $2.3 million (years 1-3); these scheduled payments are not reflected in the above table.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable.  In February 2003, we completed our acquisition of Maxia.  Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement.  Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones.  The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger.  In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement.  None of these milestones has been achieved as of March 31, 2009.

We have entered into and may in the future seek to license additional rights relating to technologies in connection with our drug discovery and development programs.  Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with potential repayments of our 3 1/2% convertible senior notes due 2011, 3 1/2% convertible subordinated notes due 2011, and the Pfizer Notes; expenditures in connection with our drug discovery and development programs; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreement with Pfizer; and expenditures in connection with alliances and license agreements. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs and, in 2009, will not represent a significant source of cash inflow for us. We intend to continue to evaluate options to repurchase or refinance our outstanding convertible notes that mature in February 2011. Repurchases might occur through cash purchases and/or exchanges for other securities in open market transactions, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Any issuance of equity securities in exchange for our outstanding convertible notes may be dilutive to our stockholders.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities, mortgage and asset-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value.  These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase.  As of March 31, 2009, cash, cash equivalents and short-term and long-term marketable securities were $175.6 million.  Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2009 the decline in fair value would not be material.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2008. Because of those losses, we had an accumulated deficit of $1.2 billion as of March 31, 2009. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2009 and in future periods as well.

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

We derived all of our revenues for the quarter ended March 31, 2009 from licensing our intellectual property to others. We may be unable to enter into additional collaborative agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under our collaborative agreements. Part of our prior strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of March 31, 2009, the aggregate principal amount of total consolidated debt was $421.8 million and our stockholders’ deficit was $256.8 million. The documents pursuant to which our outstanding convertible senior and subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible senior notes and convertible subordinated notes. As of March 31, 2009, $151.8 million aggregate principal amount of our 3 1/2% convertible senior notes due 2011 was outstanding. Our annual interest payments, beginning in 2007, for the 3 1/2% convertible senior notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.3 million, and an additional $2.6 million in interest is payable in 2011. As of March 31, 2009, $250.0 million aggregate principal amount of our 3 1/2% convertible subordinated notes due 2011 was outstanding. Our annual interest payments for the 3 1/2% convertible subordinated notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011. As of March 31, 2009, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs. We may from time to time seek to repurchase or refinance our outstanding convertible notes that mature in February 2011. Repurchases might occur through cash purchases and/or exchanges for other securities in open market transactions, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Any issuance of equity securities in exchange for our outstanding convertible notes may be dilutive to our stockholders.

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

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE CORPORATION

Dated:	May 7, 2009	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 7, 2009	By:	/s/ DAVID C. HASTINGS
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

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.