Form 10-Q
period 2009-06-30
INCYTE CORP
filed 2009-07-30
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

☐   Yes    ☒   No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 97,785,047 as of July 28, 2009.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2009	December 31, 2008*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,289	$178,767
Marketable securities—available-for-sale	26,186	19,257
Accounts receivable, net	807	1,050
Prepaid expenses and other current assets	5,436	6,420

Total current assets	146,718	205,494

Marketable securities—available-for-sale	7,010	19,759
Property and equipment, net	2,189	2,796
Intangible and other assets, net	3,099	4,339

Total assets	$159,016	$232,388

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,840	$15,679
Accrued compensation	6,487	9,330
Interest payable	5,273	5,273
Accrued and other current liabilities	11,960	14,893
Deferred revenue	52	62
Accrued restructuring	6,009	5,100

Total current liabilities	45,621	50,337

Convertible senior notes	135,598	130,969
Convertible subordinated notes	265,627	265,198
Other liabilities	3,600	6,634

Total liabilities	450,446	453,138

Stockholders’deficit:
Preferred stock	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 97,785,047 and 97,339,849 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	98	97
Additional paid-in capital	967,964	961,214
Accumulated other comprehensive loss	(107)	(2,747)
Accumulated deficit	(1,259,385)	(1,179,314)
Total stockholders’ deficit	(291,430)	(220,750)

Total liabilities and stockholders’deficit	$159,016	$232,388

*      The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Contract revenues	$—	$57	$—	$644
License and royalty revenues	789	557	1,460	1,276

Total revenues	789	614	1,460	1,920

Costs and expenses:
Research and development	29,035	38,132	58,622	71,087
Selling, general and administrative	4,086	4,103	8,906	8,456
Other expenses	406	(918)	915	(795)

Total costs and expenses	33,527	41,317	68,443	78,748

Loss from operations	(32,738)	(40,703)	(66,983)	(76,828)
Interest and other income (expense), net	(915)	1,353	(368)	3,493
Interest expense	(6,382)	(6,213)	(12,720)	(12,386)

Net loss	(40,035)	(45,563)	(80,071)	(85,721)

Basic and diluted net loss per share:	$(0.41)	$(0.54)	$(0.82)	$(1.01)

Shares used in computing basic and diluted net loss per share	97,643	84,871	97,491	84,736

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(40,035)	$(45,563)	$(80,071)	$(85,721)

Other comprehensive gain (loss):
Reclassification adjustment for realized losses on marketable securities	1,255	—	1,255	—
Unrealized gain (loss) on marketable securities	709	(91)	1,384	(1,329)
Other comprehensive gain (loss)	1,964	(91)	2,639	(1,329)

Comprehensive loss	$(38,071)	$(45,654)	$(77,432)	$(87,050)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(80,071)	$(85,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	915	(795)
Depreciation and amortization	5,145	6,560
Stock-based compensation	5,857	7,290
Impairment of marketable securities	1,255	—
Changes in operating assets and liabilities:
Accounts receivable	243	764
Prepaid expenses and other assets	2,933	(788)
Accounts payable	161	5,675
Accrued and other current liabilities	(8,815)	(2,288)
Deferred revenue	(10)	(597)
Net cash used in operating activities	(72,387)	(69,900)
Cash flows from investing activities:
Capital expenditures	(179)	(190)
Purchases of marketable securities	9	52
Sales and maturities of marketable securities	7,185	93,814
Net cash provided by investing activities	7,015	93,676
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	894	2,082
Net cash provided by financing activities	894	2,082
Net (decrease) increase in cash and cash equivalents	(64,478)	25,858
Cash and cash equivalents at beginning of period	178,767	108,854
Cash and cash equivalents at end of period	$114,289	$134,712

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1.     Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a pipeline with programs focused primarily in the areas of oncology, inflammation, and diabetes.

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of June 30, 2009 and the condensed consolidated statements of operations, comprehensive loss for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2008 has been derived from audited financial statements.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), which we adopted for our interim and annual periods commencing with our June 30, 2009 consolidated financial statements. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate.  The adoption of FSP 157-4 had no impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which we adopted for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment (“OTTI”) of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has the positive intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is not more likely than not it will be required to sell the security before recovery of its amortized cost basis.  In addition, FSP 115-2 changes the recognition of certain other than temporary impairments.  Specifically, if an entity intends to sell the security prior to recovery or more likely than not will be required to sell the security prior to recovery, the amount of impairment loss recognized in earnings is consistent with the previous requirements for recording an OTTI — that is, the entire difference between the security’s cost and its fair value at the balance sheet date is recognized in earnings.  If an entity does not intend to sell the security and it is not more likely than not that the investor will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI should be separated into (i) the amount representing the credit loss and (ii) the amount related to all other factors.  For both available-for-sale and held-to-maturity securities, the OTTI amount representing the credit loss is recognized in earnings while the amount related to all other factors is recognized in other comprehensive income.

For the three months ended June 30, 2009, we recorded an other than temporary impairment charge on our marketable securities of $1.3 million pursuant to the provisions of FSP 115-2 and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which is included in interest and other income (expense), net in the accompanying consolidated statement of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which we adopted for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements.  The adoption of FSP 107-1 had no material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS 165 during the three months ended June 30, 2009. In accordance with SFAS 165, we have evaluated subsequent events through the date and time the financial statements were issued on July 30, 2009.

3.     Fair value of financial instruments

SFAS No. 157, Fair Value Measurements (“SFAS 157”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value we use quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

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

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of June 30, 2009
Cash and cash equivalents	$114,289	$—	$—	$114,289
Marketable securities — available-for-sale	2,132	31,064	—	33,196

Total	$116,421	$31,064	$—	$147,485

The fair values of our 3 1/2% convertible senior notes due 2011(the “3 1/2% Senior Notes”) and 3 1/2% convertible subordinated notes due 2011(the “3 1/2% Subordinated Notes) are based on quoted market prices.  The carrying values of the 3 1/2% Senior Notes and 3 1/2%  Subordinated Notes are $135.6 million and $250.0 million, respectively, at June 30, 2009.  Based on quoted market prices, the fair values of the aforementioned notes are $108.0 million and $173.1 million, respectively, at June 30, 2009.  For convertible subordinated notes issued to Pfizer Inc. (the “Pfizer Notes”), the fair values approximated the carrying values of $7.4 million and $8.2 million, respectively, at June 30, 2009.

4.     Revenues

For the three and six months ended June 30, 2009, one customer contributed 45% and 46%, respectively, of revenues.  For the three and six months ended June 30, 2008, one customer contributed 54% and 34%, respectively, of revenues.

Three customers comprised 79% of the accounts receivable balance at June 30, 2009. Three customers comprised 78% of the accounts receivable balance at December 31, 2008.

5.     Stock compensation

Under the provisions of SFAS No. 123 (revised 2004) (“SFAS 123R”), we recorded $2.5 million and $5.9 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2009, respectively.  We recorded $3.9 million and $7.3 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2008, respectively.  We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Average risk-free interest rates	1.00%	2.30%	1.05%	2.04%	1.11%	2.63%	0.97%	2.34%
Average expected life (in years)	2.46	2.60	2.96	2.92	0.50	0.50	0.50	0.50
Volatility	74%	64%	72%	65%	89%	50%	94%	67%
Weighted-average fair value (in dollars)	1.23	4.25	1.44	5.14	0.67	2.15	0.81	1.49

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

The amortization of stock compensation under SFAS 123R for the period after its adoption was calculated in accordance with FASB Interpretation (“FIN”) No. 28. Total compensation cost of options granted but not yet vested, as of June 30, 2009, was $6.9 million, which is expected to be recognized over the weighted average period of 2.98 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2008	5,390,467	14,982,476	$8.67
Additional authorized	1,200,000	—
Options granted	(3,080,000)	3,080,000	3.08
Options exercised	—	—
Options cancelled	84,866	(84,866)	7.00
Balance at June 30, 2009	3,595,333	17,977,610	$7.72
Exercisable, June 30, 2009	—	11,899,879	$8.49

6.     Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Stock options and potential common shares issuable upon conversion of the 3 1/2% Senior Notes, the 3 1/2% Subordinated Notes and the Pfizer Notes were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented. The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	2009	2008
Outstanding stock options	17,977,610	15,493,130
Common shares issuable upon conversion of 3½% Senior Notes	13,531,224	13,531,224
Common shares issuable upon conversion of 3½% Subordinated Notes	22,284,625	22,284,625
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641
Total potential common shares excluded from diluted net loss per share computation	56,280,596	53,796,116

7.     Segment reporting

Our operations are treated as one operating segment, drug discovery and development, in accordance with Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information.

8.     Other expenses

Below is a summary of the activity related to our restructuring programs for the six months ended June 30, 2009. The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable. The accrual balances for the restructuring plans are included in accrued restructuring and other liabilities (long-term) in the consolidated balance sheets.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2008	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance at June 30, 2009
	(in thousands)
Lease commitment and related costs	$15,497	$5,788	$172	$(1,332)	$4,628
Other costs	—	—	69	(69)	—
Restructuring expenses	$15,497	$5,788	$241	$(1,401)	$4,628

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance at December 31, 2008	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance at June 30, 2009
	(in thousands)
Lease commitment and related costs	$16,155	$5,931	$678	$(1,628)	$4,981

Maxia Acquisition Costs

	Original Charge	Accrual Balance at December 31, 2008	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance at June 30, 2009
	(in thousands)
Lease commitment and related costs	$2,373	$15	$(4)	$(11)	$—

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2009 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K previously filed with the SEC.

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

•                  our patent prosecution and maintenance efforts; and

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

Our wholly-owned pipeline includes the following compounds:

Drug Target	Drug Compound	Indication	Development Status

Active Programs

JAK
	INCB18424 (Oral)	Myelofibrosis	Phase III
		Polycythemia Vera/Essential Thrombocythemia	Phase II
	INCB18424 (Topical)	Psoriasis	Phase IIb
	INCB28050	Rheumatoid Arthritis	Phase II

HSD1
	INCB13739	Type 2 Diabetes	Phase IIb
	INCB20817	Type 2 Diabetes	Phase I

Sheddase
	INCB7839	Breast Cancer	Phase II

Programs pending additional funding or seeking collaborative partner

c-MET
	INCB28060	Solid Cancers	IND Cleared

IDO
	INCB24360	Oncology	IND Cleared

JAK
	INCB18424 (Oral)	Rheumatoid Arthritis	Phase II
		Refractory Prostate Cancer	Phase IIa
		Multiple Myeloma	Phase IIa

HM74a
	INCB19602	Type 2 Diabetes	Phase IIa

CCR2
	INCB8696	Multiple Sclerosis	Phase I

CCR5
	INCB9471	Human Immunodeficiency Virus (HIV)	Phase II
	INCB15050	HIV	Phase I

In early 2009, we announced that due to the challenging economic environment, we intend to focus our efforts on clinical programs that we believe have a greater likelihood of creating near-term value.  Therefore, our highest priority programs involve our JAK inhibitor INCB18424 for myeloproliferative diseases (myelofibrosis, polycythemia vera and essential thrombocythemia) and psoriasis, and INCB28050 for rheumatoid arthritis and other chronic inflammatory conditions.  For our lead 11beta-HSD1 inhibitor, INCB13739, which recently completed a three-month Phase IIb trial in Type 2 diabetes patients, our objective is to secure a broad partnership and we do not intend to progress this program further on our own.  We do not intend to initiate clinical trials in 2009 for our c-MET inhibitor or our selective inhibitor of the enzyme IDO unless we are successful in securing additional funding or a collaborative partner.  Programs pending additional funding or seeking a collaborative partner include: our JAK inhibitor programs for hormone refractory prostate cancer and multiple myeloma; our HM74a agonist for type 2 diabetes; our CCR2 receptor antagonist for multiple sclerosis; and our CCR5 receptor antagonist for HIV.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•      Investments;

•      Revenue recognition;

•      Research and development costs;

•      Valuation of long-lived assets;

•      Restructuring charges; and

•      Stock compensation.

Investments. We account for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). We carry our investments at their respective fair values. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other-than-temporary impairment. This evaluation consists of a review of several factors, including the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and if we intend to sell or if it is not more likely than not that the we will be required to sell the security before recovery of its amortized cost basis.  If management determines that such an impairment exists, we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell a short-term investment or marketable security prior to maturity, we classify our short-term investments and marketable securities as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized. We classify those marketable securities that may be used in operations within one year as short-term investments. Those marketable securities in which we have both the ability to hold until maturity and have a maturity date beyond one year from our most recent consolidated balance sheet date are classified as long-term marketable securities.

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

Stock Compensation.  Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their fair values. SFAS 123R requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. SFAS 123R requires the recognition of the fair value of stock compensation in the statement of operations. Under the provisions of SFAS 123R, we recorded $2.5 million and $5.9 million of stock compensation expense for the three and six months ended June 30, 2009, respectively, and $3.9 million and $7.3 million for the three and six months ended June 30, 2008, respectively.

Results of Operations

We recorded net losses of $40.0 million and $80.1 million and basic and diluted net losses per share of $0.41 and $0.82 per share for the three and six months ended June 30, 2009, respectively, as compared to net losses of $45.6 million and $85.7 million and basic and diluted net losses per share of $0.54 and $1.01 per share in the corresponding periods in 2008.

Revenues.

	For the three months ended, June 30,		For the six months ended, June 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Contract revenues	$—	$0.1	$—	$0.6
License and royalty revenues	0.8	0.5	1.5	1.3
Total revenues	$0.8	$0.6	$1.5	$1.9

Our contract revenues for the three and six months ended June 30, 2009 decreased from the three and six months ended June 30, 2008, as we had fully recognized contract revenues associated with the $40.0 million upfront fee under our collaborative research and license agreement with Pfizer Inc. (“Pfizer”), the debt discount and beneficial conversion feature related to the convertible subordinated notes issued to Pfizer (the “Pfizer Notes”) and the reimbursement of certain expenses by Pfizer for research and development expenses pursuant to the collaborative research and license agreement.

Our license and royalty revenues for the three and six months ended June 30, 2009 increased to $0.8 million and $1.5 million, respectively, from $0.5 million and $1.3 million, respectively, for the three and six months ended June 30, 2008.  License and royalty revenues were derived from the licensing of our gene- and genomic-related intellectual property.  We expect that revenues generated from information products, including licensing of gene- and genomic-related intellectual property, will be steady or decline as we focus on our drug discovery and development programs.

Operating Expenses.

Research and development expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Salary and benefits related	$8.9	$8.8	$18.3	$17.9
Stock compensation	1.8	2.9	4.2	5.3
Clinical research and outside services	14.5	22.5	28.5	39.9
Occupancy and all other costs	3.8	3.9	7.6	8.0

Total research and development expenses	$29.0	$38.1	$58.6	$71.1

We currently track research and development costs by natural expense line and not costs by project.  For salary and benefit related costs, the increase from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009 was primarily the result of increased headcount to sustain our development pipeline.  Stock compensation decreased for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008.  Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to calculate equity-based compensation.  For clinical research and outside services, the decrease from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009 is due to prioritization of our pipeline to focus on products we believe have a greater likelihood of creating near-term value.  The decrease in occupancy and all other costs for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 was due to a decrease in depreciation and professional service expense.

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

Selling, general and administrative expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Salary and benefits related	$1.9	$1.5	$3.8	$3.1
Stock compensation	0.7	1.0	1.7	2.0
Other contract service and outside costs	1.5	1.6	3.4	3.4

Total selling, general and administrative expenses	$4.1	$4.1	$8.9	$8.5

For salary and benefit related costs, the increase from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009 was primarily the result of increased headcount.  The increased headcount was due to initial sales and marketing preparations for the potential commercialization of INCB18424 for myeloproliferative disorders.  Stock compensation expense decreased for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008.  Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to calculate equity-based compensation.

Other expenses.  Total other expenses for the three and six months ended June 30, 2009 was $0.4 million and $0.9 million, respectively compared to $(0.9) and $(0.8) million, respectively for the corresponding periods in 2008, and represent charges recorded in connection with previously announced restructuring programs.

Interest and Other Income (Expense), Net.     Interest income for the three and six months ended June 30, 2009 was $0.4 million and $0.9 million, respectively, as compared to $1.4 million and $3.5 million, respectively, for the corresponding periods in 2008.  The decrease is due to a lower average cash balance and a lower yield for the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.  Included in interest and other income (expense), net for the three and six months ended June 30, 2009 is a $1.3 million non-cash other-than-temporary impairment charge recognized pursuant to the provisions of SFAS 115 and FSP 115-2.  There was no such other-than-temporary impairment charge recorded in the corresponding periods in 2008.

Interest Expense.    Interest expense for the three and six months ended June 30, 2009 was $6.4 million and $12.7 million, respectively, compared to $6.2 million and $12.4 million, respectively, for the corresponding periods in 2008.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since we were incorporated in 1991 through 1996 and in 1999 through June 30, 2009.  As such, we have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. As of June 30, 2009, approximately $7.0 million of marketable securities were classified as long-term assets on the consolidated balance sheet as they had been in an unrealized loss position for longer than six months and we have the intent and ability to hold them until the carrying value recovers, which may be longer than one year. At June 30, 2009, we had available cash, cash equivalents, and short-term and long-term marketable securities of $147.5 million. Our cash and marketable securities balances are held in a variety of interest- bearing instruments including money market accounts, obligations of U.S. government agencies, high-grade corporate bonds, and asset backed and mortgage backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments. Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there had not been a significant impact to our financial position, results of operations or liquidity for the period ended June 30, 2009.

Net cash used in operating activities was $72.4 million for the six months ended June 30, 2009, compared to $69.9 million for the six months ended June 30, 2008.  The $2.5 million increase was due primarily to changes in working capital, as well as a lower net loss for the six months ended June 30, 2009 compared to the corresponding period in 2008.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash provided by investing activities was $7.0 million for the six months ended June 30, 2009, which represented primarily sales and maturities of marketable securities of $7.2 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, and acquisitions, including possible earn-out payments to former stockholders of Maxia.

Net cash provided by financing activities was $0.9 million and $2.1 million for the six months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, we received $0.9 million and $2.1 million, respectively, from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of June 30, 2009 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$270.0	$—	$250.0	$20.0	$—
Principal on convertible senior debt	151.8	—	151.8	—	—
Interest on convertible subordinated debt	17.5	8.8	8.7	—	—
Interest on convertible senior debt	10.6	5.3	5.3	—	—
Non-cancelable operating lease obligations:
Related to current operations	5.4	5.4	—	—	—
Related to vacated space	13.2	8.0	5.2	—	—
Total contractual obligations	$468.5	$27.5	$421.0	$20.0	$—

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations.  We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.7 million (less than 1 year) and $1.6 million (years 1-3); these scheduled payments are not reflected in the above table.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable.  In February 2003, we completed our acquisition of Maxia.  Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement.  Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones.  The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger.  In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement.  None of these milestones has been achieved as of June 30, 2009.

We have entered into and may in the future seek to license additional rights relating to technologies in connection with our drug discovery and development programs.  Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with potential repayments of our 3 1/2% convertible senior notes due 2011, 3 1/2% convertible subordinated notes due 2011, and the Pfizer Notes; expenditures in connection with our drug discovery and development programs; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreement with Pfizer; and expenditures in connection with alliances and license agreements. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline or remain steady as we focus on drug discovery and development programs and, in 2009, will not represent a significant source of cash inflow for us. We intend to continue to evaluate options to repurchase or refinance our outstanding convertible notes that mature in February 2011. Repurchases might occur through cash purchases and/or exchanges for other securities in open market transactions, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Any issuance of equity securities in exchange for our outstanding convertible notes may be dilutive to our stockholders.

Until we can generate a sufficient amount of product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness. We do not know whether additional funding will be available on acceptable terms, if at all. The credit markets and the financial services industry recently experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing difficult to obtain. If we are not able to secure additional funding when needed, we may have to scale back our operations, delay or eliminate one or more of our research or development programs, or attempt to obtain funds by entering into an agreement with a collaborative partner that would result in terms that are not favorable to us or relinquishing our rights in certain of our proprietary technologies or drug candidates.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than those that are discussed above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities, mortgage and asset-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value.  These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase.  As of June 30, 2009, cash, cash equivalents and short-term and long-term marketable securities were $147.5 million.  Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2009 the decline in fair value would not be material.

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

All but one of our drug candidates in clinical trials are in Phase I and Phase II trials. Our other drug candidates are still undergoing preclinical testing. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. We have no control over the further clinical development of any compounds we licensed to Pfizer. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates. Of the compounds that we identify as potential drug products or that we in-license from other companies, only a few, if any, are likely to lead to successful drug development programs. For example, in 2006, we discontinued the development of DFC, which was at the time our most advanced drug candidate and was in Phase IIb clinical trials. Prior to discontinuation of the DFC program, we expended a significant amount of effort and money on that program.

The success of our drug discovery and development efforts may depend on our ability to find suitable collaborators to fully exploit our capabilities. If we are unable to establish collaborations or if these future collaborations are unsuccessful, our research and development efforts may be unsuccessful, which could adversely affect our results of operations and financial condition.

An important element of our business strategy is to enter into collaborative or license arrangements with other parties, such as our collaboration with Pfizer, under which we license our drug candidates to those parties for development and commercialization. Although we may conduct initial clinical trials on our drug candidates, we may need to seek collaborators for our drug candidates such as our chemokine receptor antagonists because of the expense, effort and expertise required to continue additional clinical trials and further develop those drug candidates. We are seeking collaborators for our drug candidates that target large primary care indications such as diabetes because of the expense involved in further clinical development of these indications and in establishing a sales and marketing organization to address these indications. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug compounds that are desirable to other parties, or we may be unwilling to license a drug compound because the party interested in it is a competitor. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaborative agreements, we may not be able to develop and commercialize a drug product, which would adversely affect our business and our revenues.

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

Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop. All but one of our drug candidates in clinical trials are in Phase I and Phase II trials. Our other drug candidates are still undergoing preclinical testing. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. We have no control over the further clinical development of any compounds we licensed to Pfizer. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

Although we obtained a special protocol assessment for our JAK inhibitor for myelofibrosis, a special protocol assessment does not guarantee any particular outcome from regulatory review, including any regulatory approval.

We have obtained a special protocol assessment, or SPA, for the registration trial for our JAK inhibitor for myelofibrosis.  An SPA is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, the trial will be adequate to demonstrate safety and efficacy, or otherwise be sufficient to support regulatory approval. There can be no assurance that the terms of an SPA will ultimately be binding on the FDA, and the FDA is not obligated to approve an NDA, if any, even if the clinical outcome is positive. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and the data and results from a clinical trial, and can require trial design changes if issues arise essential to determining safety or efficacy. In addition, data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override an SPA, and we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will determine that a previously approved SPA is still valid.

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

We have one drug candidate in Phase III clinical trials and a limited number of drug candidates in Phase I and Phase II clinical trials. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. We discontinued development of DFC in April 2006 for safety reasons. In March 2008, we announced that we would not advance our lead CCR5 antagonist into Phase IIb trials and that we are seeking to out-license this program. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition. Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur. At this point, the regulatory agencies may require additional clinical trials or testing. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive and third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2008. Because of those losses, we had an accumulated deficit of $1.3 billion as of June 30, 2009. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2009 and in future periods as well.

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

We derived all of our revenues for the three and six months ended June 30, 2009 from licensing our intellectual property to others. We may be unable to enter into additional collaborative agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under our collaborative agreements. Part of our prior strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of June 30, 2009, the aggregate principal amount of total consolidated debt was $421.8 million and our stockholders’ deficit was $291.4 million. The documents pursuant to which our outstanding convertible senior and subordinated notes were issued do not limit the issuance of additional indebtedness. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our outstanding convertible senior notes and convertible subordinated notes. As of June 30, 2009, $151.8 million aggregate principal amount of our 3 1/2% convertible senior notes due 2011 was outstanding. Our annual interest payments, beginning in 2007, for the 3 1/2% convertible senior notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.3 million, and an additional $2.6 million in interest is payable in 2011. As of June 30, 2009, $250.0 million aggregate principal amount of our 3 1/2% convertible subordinated notes due 2011 was outstanding. Our annual interest payments for the 3 1/2% convertible subordinated notes through 2010, assuming none of these notes are converted, redeemed, repurchased or exchanged, are $8.8 million, and an additional $4.4 million in interest is payable in 2011. As of June 30, 2009, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs. We may from time to time seek to repurchase or refinance our outstanding convertible notes that mature in February 2011. Repurchases might occur through cash purchases and/or exchanges for other securities in open market transactions, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Any issuance of equity securities in exchange for our outstanding convertible notes may be dilutive to our stockholders.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 19, 2009, we held our Annual Meeting of Stockholders.

The following actions were taken at the annual meeting:

1.   The following Directors were elected:

	For	Withheld

Richard U. De Schutter	64,853,849	4,902,110

Barry M. Ariko	64,849,909	4,906,050

Julian C. Baker	64,198,697	5,557,262

Paul A. Brooke	64,583,814	5,172,145

Paul A. Friedman	67,544,675	2,211,284

John F. Niblack	68,623,083	1,132,876

Roy A. Whitfield	39,137,240	30,618,719

2.   The amendment of our 1991 Stock Plan was approved.

For	Against	Abstain	Broker Non-Votes

45,131,681	7,454,984	212,157	16,957,137

3.   The amendment of our 1993 Directors’ Stock Option Plan was approved.

For	Against	Abstain	Broker Non-Votes

45,156,435	7,413,700	228,687	16,957,137

4.   The amendment of our 1997 Employee Stock Purchase Plan was approved.

For	Against	Abstain	Broker Non-Votes

51,884,793	711,362	202,667	16,957,137

5.   The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2009 fiscal year was approved.

For	Against	Abstain

69,078,530	447,831	229,598

Item 6.     Exhibits

Exhibit Number	Description of Document

10.1#	1991 Stock Plan of Incyte Corporation, as amended

10.2#	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended

10.3#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

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

INCYTE CORPORATION

Dated:	July 30, 2009	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	July 30, 2009	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1#	1991 Stock Plan of Incyte Corporation, as amended

10.2#	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended

10.3#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

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