Form 10-Q
period 2009-09-30
INCYTE CORP
filed 2009-11-05
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

☐   Yes    ☒   No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 118,540,444 as of October 30, 2009.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2009	December 31, 2008*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$367,478	$178,767
Marketable securities—available-for-sale	20,767	19,257
Restricted cash (1)	9,544	—
Accounts receivable, net	862	1,050
Prepaid expenses and other current assets	4,006	6,420

Total current assets	402,657	205,494

Marketable securities—available-for-sale	6,914	19,759
Restricted cash(1)	46,623	—
Property and equipment, net	1,981	2,796
Intangible and other assets, net	14,641	4,339

Total assets	$472,816	$232,388

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,176	$15,679
Accrued compensation	9,133	9,330
Interest payable	987	5,273
Accrued and other current liabilities	13,219	14,893
Deferred revenue	32	62
Accrued restructuring	6,729	5,100

Total current liabilities	44,276	50,337

Convertible senior notes	311,503	130,969
Convertible subordinated notes	165,916	265,198
Embedded derivative liability on 4.75% Convertible Senior Notes	148,105	—
Other liabilities	2,372	6,634

Total liabilities	672,172	453,138

Stockholders’deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 118,540,444 and 97,339,849 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	119	97
Additional paid-in capital	1,102,765	961,214
Accumulated other comprehensive gain (loss)	502	(2,747)
Accumulated deficit	(1,302,742)	(1,179,314)
Total stockholders’ deficit	(199,356)	(220,750)

Total liabilities and stockholders’deficit	$472,816	$232,388

*      The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

(1)   The restricted cash balance at September 30, 2009 represents funds escrowed for the first three years of interest payments for our 4.75% Convertible Senior Notes due 2015.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Contract revenues	$—	$15	$—	$659
License and royalty revenues	939	1,046	2,399	2,322

Total revenues	939	1,061	2,399	2,981

Costs and expenses:
Research and development	26,535	36,949	85,159	108,036
Selling, general and administrative	4,841	4,005	13,747	12,462
Other expenses	1,126	(100)	2,040	(895)

Total costs and expenses	32,502	40,854	100,946	119,603

Loss from operations	(31,563)	(39,793)	(98,547)	(116,622)
Interest and other income (expense), net	105	1,253	(263)	4,746
Interest expense	(6,531)	(6,254)	(19,250)	(18,639)
Loss on debt repurchases	(5,368)	—	(5,368)	—

Net loss	(43,357)	(44,794)	(123,428)	(130,515)

Basic and diluted net loss per share:	$(0.44)	$(0.48)	$(1.26)	$(1.50)

Shares used in computing basic and diluted net loss per share	98,030	92,385	97,671	87,286

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(43,357)	$(44,794)	$(123,428)	$(130,515)

Other comprehensive gain (loss):
Reclassification adjustment for realized losses on marketable securities	—	—	1,255	—
Unrealized gain (loss) on marketable securities	609	(1,506)	1,994	(2,835)
Other comprehensive gain (loss)	609	(1,506)	3,249	(2,835)

Comprehensive loss	$(42,748)	$(46,300)	$(120,179)	$(133,350)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(123,428)	$(130,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	2,040	(895)
Depreciation and amortization	9,418	9,810
Stock-based compensation	8,053	11,147
Loss on debt repurchases	5,368	—
Impairment of marketable securities	1,255	—
Changes in operating assets and liabilities:
Accounts receivable	189	672
Prepaid expenses and other assets	2,820	502
Accounts payable	(1,503)	5,659
Accrued and other current liabilities	(10,409)	(4,411)
Deferred revenue	(30)	(617)
Net cash used in operating activities	(106,227)	(108,648)
Cash flows from investing activities:
Capital expenditures	(313)	(332)
Purchases of marketable securities	15	29
Sales and maturities of marketable securities	13,308	103,351
Net cash provided by investing activities	13,010	103,048
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,176	2,632
Proceeds from issuance of common stock, net of offering costs	132,739	101,711
Repurchases of convertible senior notes and convertible subordinated notes	(183,820)	—
Proceeds from issuance of convertible senior notes, net of offering costs	388,000	—
Changes in restricted cash	(56,167)	—
Net cash provided by financing activities	281,928	104,343
Net increase in cash and cash equivalents	188,711	98,743
Cash and cash equivalents at beginning of period	178,767	108,854
Cash and cash equivalents at end of period	$367,478	$207,597

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1.     Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a pipeline with programs focused primarily in the areas of oncology, inflammation, and diabetes.

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of September 30, 2009 and the condensed consolidated statements of operations, comprehensive loss for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2008 has been derived from audited financial statements.

Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on fair value measurements. This guidance establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. We adopted this new accounting guidance effective January 1, 2008. Issued in February 2008, an FASB staff position removed leasing transactions from the scope of the new fair value guidance. Also in February 2008, the FASB issued authoritative guidance deferring the effective date of the fair value guidance for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  We adopted this new accounting guidance for all nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

In April 2009, the FASB issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending after June 15, 2009, and we adopted this guidance commencing with our June 30, 2009 consolidated financial statements. The implementation of this standard had no material impact on our consolidated financial statements.

In June 2008, the FASB issued new guidance related to assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for the purposes of determining whether such equity-linked financial instrument (or embedded feature) is subject to derivative accounting   We adopted this new guidance effective January 1, 2009.  Pursuant to this guidance, at September 30, 2009, in connection with the issuance of our 4.75% convertible senior notes due 2015 (the “4.75% Senior Notes”), we recorded a liability of $148.1 million, which is included in embedded derivative liability on 4.75% convertible senior notes in the accompanying consolidated balance sheet.

In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The guidance is effective for interim and annual periods ending after June 15, 2009, and we adopted this guidance commencing with our June 30, 2009 consolidated financial statements.  During the three months ended June 30, 2009, we recorded an other than temporary impairment charge on our marketable securities of $1.3 million, which is included in interest and other income (expense), net in the accompanying consolidated statement of operations.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009, and we adopted this guidance commencing with our June 30, 2009 consolidated financial statements. The implementation of this standard did not have a material impact on our consolidated balance sheet and results of operations.

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009, and we adopted this guidance commencing with our June 30, 2009 consolidated financial statements. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. We have evaluated subsequent events through November 5, 2009, the date of issuance of our consolidated balance sheet and results of operations.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing literature of the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other sources. The Codification was effective for interim and annual periods ending after September 15, 2009. We adopted the Codification for the quarter ended September 30, 2009. There was no impact on our consolidated balance sheet and results of operations as this change is disclosure-only in nature.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The impact of the adoption of these amendments will depend on the nature of the arrangements that we enter into subsequent to the date we adopt the amendments.

3.     Fair value of financial instruments

FASB accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value we use quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of September 30, 2009
Cash and cash equivalents	$367,478	$—	$—	$367,478
Marketable securities — available-for-sale	—	27,681	—	27,681
Restricted cash	56,167	—	—	56,167
Total assets	423,645	27,681	—	451,326

Embedded derivative liability on 4.75% Convertible Senior Notes	—	—	148,105	148,105

Total liabilities	$—	$—	$148,105	$148,105

The table below sets forth a summary of changes in fair value of our level 3 liabilities at September 30, 2009.

Level 3 Liabilities	September 30, 2009
Embedded derivative liability on 4.75% Convertible Senior Notes
Balance, beginning of year	$—
Initial value of embedded derivative upon issuance of the 4.75% Convertible Senior Notes	148,105
Change in market value of embedded derivative	—
Balance, September 30, 2009	$148,105

Due to the variable mix of common stock and series A preferred stock that would be issued to satisfy the conversion of the 4.75% Senior Notes, until we have reserved sufficient shares of our common stock, the embedded conversion feature is not considered indexed to our stock.  As a result, the embedded conversion feature is not eligible for equity classification and is required to be bifurcated from the underlying debt instrument. The fair value of the embedded conversion feature on September 30, 2009 of $148.1 million was recorded as a derivative liability and the carrying value of the 4.75% Senior Notes was reduced to reflect a debt discount equal to the fair value of the embedded conversion feature .  The derivative liability related to the conversion feature will be revalued on a quarterly basis with changes in fair market value recorded through earnings until we have reserved sufficient shares of our common stock.  Once we have reserved sufficient shares of our common stock to satisfy the conversion provisions of the 4.75% Senior Notes, we expect the conversion feature to be considered indexed to our stock at which point the fair value of the conversion feature will be reclassified from a liability into stockholders’ deficit.  We valued the embedded conversion feature using a single factor binomial lattice model, with the assistance of a valuation consultant.  This model incorporates inputs such as stock price, historical volatility, risk free interest rate, equivalent bond yield, as well as assumptions about fundamental change and note holder behavior.

4.     Revenues

For the three and nine months ended September 30, 2009, one customer contributed 44% and 45%, respectively, of revenues.  For the three and nine months ended September 30, 2008, one customer contributed 42% and 30%, respectively, of revenues.

Three customers comprised 89% of the accounts receivable balance at September 30, 2009. Three customers comprised 78% of the accounts receivable balance at December 31, 2008.

5.     Stock compensation

Under FASB accounting guidance for stock compensation, we recorded $2.2 million and $8.1 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2009, respectively.  We recorded $3.9 million and $11.1 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2008, respectively.  We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Average risk-free interest rates	1.26%	2.68%	1.05%	2.08%	0.92%	2.21%	0.92%	2.21%
Average expected life (in years)	2.93	2.95	2.95	2.92	0.50	0.50	0.50	0.50
Volatility	72%	67%	72%	65%	87%	66%	87%	66%
Weighted-average fair value (in dollars)	2.34	3.81	1.46	5.07	0.84	1.75	0.84	1.75

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

Total compensation cost of options granted but not yet vested, as of September 30, 2009, was $5.0 million, which is expected to be recognized over the weighted average period of 2.98 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2008	5,390,467	14,982,476	$8.67
Additional authorized	1,200,000	—	—
Options granted	(3,140,000)	3,140,000	3.12
Options exercised	—	(55,397)	5.08
Options cancelled	116,866	(116,866)	7.07
Balance at September 30, 2009	3,567,333	17,950,213	$7.72
Exercisable, September 30, 2009	—	12,451,299	$8.52

6.     Common stock offering

On September 30, 2009, we completed a public offering of 20,700,000 shares of our authorized but unissued common stock at a price to the public of $6.75 per share pursuant to an effective shelf registration statement, which resulted in net proceeds of approximately $132.7 million.  Entities affiliated with Julian C. Baker, one of our directors and principal stockholders (the “Baker Entities”), purchased an aggregate of 2,000,000 shares of our common stock in this offering.

7.     Debt

On September 30, 2009, we completed the sale, in a private placement, of $400.0 million aggregate principal amount of our 4.75% Senior Notes, which resulted in net proceeds of approximately $388.0 million.  The Baker Entities purchased $160.0 million aggregate principal amount of 4.75% Senior Notes in this private placement.

The 4.75% Senior Notes bear interest at the rate of 4.75% per year, payable semi-annually on April 1 and October 1, and are due October 1, 2015.  The 4.75% Senior Notes are pari passu in right of payment with our 3½% convertible senior notes due 2011 (the “3½% Senior Notes”) and senior in right of payment to our 3½% convertible subordinated notes due 2011 (the “3½% Subordinated Notes”) and convertible subordinated notes issued to Pfizer Inc. ( the “Pfizer Notes”).  The Indenture governing the 4.75% Senior Notes (the “Indenture”) contains a covenant that, among other things, limits our ability and the ability of any of our subsidiaries to incur additional indebtedness, create liens, or sell, lease, license, transfer or otherwise dispose of certain of our or their assets.   This covenant is subject to a number of exceptions, limitations and qualifications set forth in the Indenture.  We may not redeem the 4.75% Senior Notes prior to their scheduled maturity date.  If we undergo a fundamental change, as defined in the Indenture, subject to certain conditions, holders may require us to repurchase their 4.75% Senior Notes at a purchase price equal to 100% of the principal amount being purchased, plus accrued and unpaid interest, up to the date of purchase.

The 4.75% Senior Notes are convertible into shares of our common stock at an initial conversion rate of 113.9601 shares per $1,000 principal amount of the 4.75% Senior Notes, equivalent to an initial conversion price of approximately $8.78 per share.   We currently do not have a sufficient number of shares of our common stock reserved for issuance upon conversion for all of the 4.75% Senior Notes.  Until we have reserved sufficient shares of our common stock for issuance upon conversion of all the 4.75% Senior Notes, we will issue a combination of shares of our common stock and our series A preferred stock in lieu of shares of common stock based on an initial ratio of 1.1 shares of series A preferred stock for every 1,000 shares of common stock otherwise issuable, subject to certain adjustments.  Series A preferred stock is convertible into shares of common stock at a rate of 1,000 shares of common stock for each 1.1 shares of series A preferred stock, subject to certain adjustments, contingent upon the reservation of sufficient shares of common stock. We have agreed to use reasonable efforts to obtain stockholder approval to increase the number of shares of common stock we are authorized to issue to an amount sufficient for conversion of all 4.75% Senior Notes.  If we have not established a sufficient reserve of shares of our common stock by January 1, 2010, the 4.75% Senior Notes will accrue additional interest at the rate of 5.25% per annum (for a total interest rate of 10% per annum) from and after January 1, 2010.  If we have not established a sufficient reserve of shares of our common stock by June 30, 2010, the additional interest accruing on the 4.75% Senior Notes will increase from the rate of 5.25% per annum to the rate of 10.25% per annum (for a total interest rate of 15% per annum) from and after June 30, 2010, and such additional interest will increase by an additional 5% per annum on each June 30 thereafter. In each case, such additional interest will accrue until a reserve of shares of our common stock sufficient for conversion of all outstanding 4.75% Senior Notes has been established. Once the number of shares of common stock we are authorized to issue is increased to an amount sufficient for conversion of all 4.75% Senior Notes, we will no longer (and will cease to have the ability to) issue shares of our series A preferred stock in lieu of, or in combination with, shares of our common stock upon conversion of the 4.75% Senior Notes.

If, before there are sufficient shares of our common stock reserved for conversion of the 4.75% Senior Notes, a person or group acquires in a tender or exchange offer beneficial ownership of more than 50% of the voting power of our common equity (a “Qualifying Tender Offer”), then the 4.75% Senior Notes will accrue additional interest at a rate equal to the higher of the rate then in effect, as described in the preceding paragraph, or 10.25% per annum (for a total interest rate of 15% per annum), and such additional interest will increase by an additional 5% per annum on each anniversary of such Qualifying Tender Offer thereafter.  Such additional interest will accrue until a reserve of shares of our common stock sufficient for conversion of all outstanding 4.75% Senior Notes has been established.

In addition, if, and to the extent, a holder elects to convert any 4.75% Senior Notes in connection with a make-whole fundamental change transaction, as defined in the Indenture, we will, under certain circumstances, increase the applicable conversion rate by a number of additional shares of our common stock.

In connection with the private placement of the 4.75% Senior Notes, we entered into a Pledge and Escrow Agreement, pursuant to which an aggregate of approximately $56.3 million was placed into an escrow account. Funds in the escrow account will be invested in Permitted Securities (as defined in the Pledge and Escrow Agreement), and a portion of the Permitted Securities may be redeemed or sold for cash to make each of the first six scheduled semi-annual interest payments on the 4.75% Senior Notes. Pursuant to the Pledge and Escrow Agreement, we have pledged our interest in the escrow account to the Trustee under the Indenture as security for these interest payments.  The amounts held in escrow, totaling $56.2 million as of September 30, 2009, are included within restricted cash (short and long-term) in the consolidated balance sheet.

During the three months ended September 30, 2009, through various privately negotiated transactions, we repurchased $86.3 million in face value of our 3½% Senior Notes and $99.0 million in face value of our 3½% Subordinated Notes.  Among these transactions were the repurchases from the Baker Entities of $38.3 million in face value of our 3½% Senior Notes at a purchase price equal to 98.74% of face value and $59.1 million in face value of our 3½% Subordinated Notes at a purchase price equal to 97.88% of face value.  The prices paid by us in the repurchase transactions with the Baker Entities were equal to the weighted average prices paid by us to independent third parties in comparable transactions for the balance of the notes repurchased during this period.

Due to the variable mix of common stock and series A preferred stock that would be issued to satisfy the conversion of the 4.75% Senior Notes, until we have reserved sufficient shares of our common stock, the embedded conversion feature is not considered indexed to our stock.  As a result, the embedded conversion feature is not eligible for equity classification and is required to be bifurcated from the underlying debt instrument. Accordingly, the fair value of the embedded conversion feature on September 30, 2009 of $148.1 million was recorded as a derivative liability and the carrying value of the 4.75% Senior Notes was reduced to reflect a debt discount equal to the fair value of the embedded conversion feature.  The derivative liability is classified as the embedded derivative liability on 4.75% Senior Notes in the accompanying balance sheet.  The derivative liability related to the conversion feature will be revalued on a quarterly basis with changes in fair market value recorded through earnings until we have reserved sufficient shares of our common stock.  Once we have reserved sufficient shares of our common stock to satisfy the conversion provisions of the 4.75% Senior Notes, we expect the conversion feature to be considered indexed to our stock at which point the fair value of the conversion feature will be reclassified from a liability into stockholders’ deficit.  The debt discount related to the derivative liability will be amortized to interest expense over the six year term of the 4.75% Senior Notes using the effective interest method.  We valued the embedded conversion feature using a single factor binomial lattice model, with the assistance of a valuation consultant.  This model incorporates inputs such as stock price, historical volatility, risk free interest rate, equivalent bond yield, as well as assumptions about fundamental change and note holder behavior.

There are circumstances under which we may be required to pay a higher rate of interest, including those disclosed above that are triggered when we have not established a sufficient reserve of our common stock.  While these contingent interest rate provisions are considered derivatives, their fair value at September 30, 2009 was de minimis.  The fair value of the contingent interest rate provisions will be revalued on a quarterly basis with changes in fair market value recorded through earnings.

The carrying amount and fair value of our Convertible Notes are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3½% Senior Notes	$59,551	65,110	$130,969	$81,972
3½% Subordinated Notes	150,070	144,067	250,000	139,583
Pfizer Note due 2013	8,303	8,303	7,963	7,963
Pfizer Note due 2014	7,543	7,543	7,235	7,235
4.75% Senior Notes	251,952	400,000	—	—
	477,419	625,023	$396,167	$236,753

8.     Preferred stock

We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of September 30, 2009.  The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future. We have reserved 100,000 shares of preferred stock designated as series A preferred stock for issuance in connection with our 4.75% Senior Notes, as described in Note 7 above.

Except as required by law and as to matters that would adversely affect the rights of the series A preferred stock relative to common stock, the series A preferred stock does not have any voting rights.  Each share of series A preferred stock is generally entitled to receive a proportional amount of dividends declared on our common stock.  If a Qualifying Tender Offer occurs, then holders of the series A preferred stock will be entitled to receive, when, as and if declared by our board of directors, cumulative dividends, payable quarterly in cash, at the rate per annum equal to the then applicable interest rate per annum payable on the 4.75% Senior Notes, including additional interest that accrues upon a Qualifying Tender Offer.  The series A preferred stock is not convertible at the election of the holder of any series A preferred stock. Once the number of shares of common stock authorized and reserved is an amount sufficient for conversion of all 4.75% Senior Notes into shares of common stock, each 1.1 shares of series A preferred stock will convert into shares of our common stock at a rate of 1,000 shares of common stock, subject to adjustment (the “Common Conversion Number”).  The series A preferred stock is not redeemable.  In the event of a liquidation, dissolution or winding up, holders of the series A preferred stock will be entitled to receive, before any payment or distribution is made to holders of common stock, accumulated and unpaid dividends on the series A preferred stock.  In addition, holders of the series A preferred stock will be entitled to receive, upon a liquidation, dissolution or winding up, an amount per share equal to the Common Conversion Number multiplied by the amount to be distributed per share of common stock.  In the event of a merger or consolidation in which shares of common stock are exchanged for other securities, cash or property, each share of series A preferred stock will be exchanged for the Common Conversion Number multiplied by the consideration received per share of common stock.

9.     Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Stock options and potential common shares issuable upon conversion of the 4.75% Senior Notes, the 3½% Senior Notes, the 3½% Subordinated Notes and the Pfizer Notes were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented. The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	2009	2008
Outstanding stock options	17,950,213	15,272,256
Common shares issuable upon conversion of 4.75% Senior Notes	45,584,040	—
Common shares issuable upon conversion of 3½% Senior Notes	5,840,265	13,531,224
Common shares issuable upon conversion of 3½% Subordinated Notes	13,433,172	22,284,625
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641
Total potential common shares excluded from diluted net loss per share computation	85,294,827	53,575,242

10.     Segment reporting

Our operations are treated as one operating segment, drug discovery and development.

11.     Other expenses

Below is a summary of the activity related to our restructuring programs for the nine months ended September 30, 2009. The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable. The accrual balances for the restructuring plans are included in accrued restructuring and other liabilities (long-term) in the consolidated balance sheets.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2008	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance at September 30, 2009
			(in thousands)
Lease commitment and related costs	$15,497	$5,788	$216	$(2,006)	$3,998
Other costs	—	—	103	(103)	—
Restructuring expenses	$15,497	$5,788	$319	$(2,109)	$3,998

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance at December 31, 2008	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance at September 30, 2009
			(in thousands)
Lease commitment and related costs	$16,155	$5,931	$1,725	$(2,553)	$5,103

Maxia Acquisition Costs

	Original Charge	Accrual Balance at December 31, 2008	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance at September 30, 2009
			(in thousands)
Lease commitment and related costs	$2,373	$15	$(4)	$(11)	$—

12.     Subsequent event

From October 1, 2009 to November 5, 2009, we repurchased, and retired, $31.1 million principal amount of our 3½% Subordinated Notes.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2009 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K previously filed with the SEC.

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

•                  our collaboration and strategic relationship strategy; anticipated benefits and disadvantages of entering into collaboration agreements;

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

•                  our substantial leverage and limitations on our ability to incur additional indebtedness and incur liens on our assets imposed by our debt obligations;

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
	INCB28060	Solid Cancers	IND Cleared

IDO
	INCB24360	Oncology	IND Cleared

HM74a
	INCB19602	Type 2 Diabetes	Phase IIa

CCR5
	INCB9471	Human Immunodeficiency Virus (HIV)	Phase II
	INCB15050	HIV	Phase I

Since the beginning of 2009, we have focused our efforts on clinical programs that we believe have the greatest likelihood of creating near-term value and on compounds that we believe a company of our size can effectively develop and commercialize on its own, or that we can further develop and commercialize through strategic relationships. Currently, our highest priority program involves our JAK inhibitors. Our JAK inhibitor program includes an oral formulation of INCB18424 as a treatment for myeloproliferative disorders (myelofibrosis, polycythemia vera and essential thrombocythemia) and certain other oncology indications, a topical formulation of INCB18424 for psoriasis, and an oral formulation of INCB28050 for rheumatoid arthritis and other chronic inflammatory conditions.

We intend to retain rights in the United States for INCB18424 for myeloproliferative disorders and other oncology indications, as we believe this is a market where a company of our size can effectively compete. For markets outside of the United States, we are currently evaluating strategic relationships. We may progress topical INCB18424 for psoriasis on our own, or we may seek to partner INCB18424 for this indication. For INCB28050 for rheumatoid arthritis and other chronic inflammatory conditions, we are evaluating a number of broad global alliances which may allow us to participate in the commercialization of INCB28050 and retain rights in certain indications. We are evaluating strategic relationships with respect to several of our programs and may enter into an agreement with respect to one or more of these programs in the near future. However, these arrangements and negotiations are complex and time consuming and there can be no assurance that we will reach agreement with a strategic partner with respect to any of these programs in the near future or at all.

We have several other oncology programs, including our sheddase inhibitor, INCB7839, that is under development as a treatment for breast cancer. We have two earlier stage oncology programs involving an oral c-MET inhibitor, INCB28060, and an indoleamine dioxygenase, or IDO, inhibitor, INCB24360. We do not intend to initiate clinical trials for either of these programs until we have either secured additional capital or found a strategic partner for these programs.

We have several other clinical programs that target either large primary care indications or require lengthy and expensive clinical development programs. These include: our 11ßHSD1 inhibitors, INCB13739 and INCB20817, for which we have shown positive results for the lead compound in a three-month Phase IIb trial in patients with type 2 diabetes; our HM74a agonist, INCB19602, also for type 2 diabetes; and our CCR5 receptor antagonists, INCB9471 and INCB15050, for HIV. Because these therapeutic areas require greater financial and commercial resources than we currently possess, we are seeking strategic relationships or collaborative partners for these programs.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•      Investments;

•      Revenue recognition;

•      Research and development costs;

•      Valuation of long-lived assets;

•      Restructuring charges;

•      Stock compensation; and

•                  Convertible debt and derivative accounting

Investments.  We carry our investments at their respective fair values. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other-than-temporary impairment. This evaluation consists of a review of several factors, including the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and if we intend to sell or if it is not more likely than not that the we will be required to sell the security before recovery of its amortized cost basis.  If management determines that such an impairment exists, we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell a short-term investment or marketable security prior to maturity, we classify our short-term investments and marketable securities as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized. We classify those marketable securities that may be used in operations within one year as short-term investments. Those marketable securities in which we have both the ability to hold until maturity and have a maturity date beyond one year from our most recent consolidated balance sheet date are classified as long-term marketable securities.

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

Research and Development Costs.   Our policy is to expense research and development costs as incurred. We often contract with clinical research organizations (“CROs”) to facilitate, coordinate and perform agreed upon research and development of a new drug. To ensure that research and development costs are expensed as incurred, we record monthly accruals for clinical trials and preclinical testing costs based on the work performed under the contract.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we perform an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value.

Restructuring Charges. Costs associated with restructuring activities initiated after December 31, 2002, including costs resulting from the acquisition of Maxia Pharmaceuticals, Inc. (“Maxia”), are comprised primarily of costs to exit facilities, reduce our workforce, write-off fixed assets, and pay for outside services incurred in the restructuring. The workforce reduction charge is determined based on the estimated severance and fringe benefit charge for identified employees. In calculating the cost to exit the facilities, we estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, the amount, if any, of sublease receipts and real estate broker fees. This requires us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we perform an assessment of the affected facilities and consider the current market conditions for each site. We also estimate our credit adjusted risk free interest rate in order to discount our projected lease payments. Estimates are also used in our calculation of the estimated realizable value on equipment that is being held for sale. These estimates are formed based on recent history of sales of similar equipment and market conditions. Our assumptions on either the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of fixed assets held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded.

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

Stock Compensation.   Financial Accounting Standards Board (“FASB”) accounting guidance for stock compensation requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their fair values.  The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations.  We recorded $2.2 million and $8.1 million of stock compensation expense for the three and nine months ended September 30, 2009, respectively, and $3.9 million and $11.1 million for the three and nine months ended September 30, 2008, respectively.

Convertible Debt and Derivative Accounting.  We perform an assessment of all embedded features of a debt instrument to determine if (1) such features should be bifurcated and separately accounted for, and (2) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liability. If the embedded feature meets the requirements to be bifurcated and accounted for as a liability, the fair value of the embedded feature is measured initially, included as a liability on the consolidated balance sheet, and remeasured each reporting period. Any changes in fair value are recorded in the consolidated statement of operations. We monitor, on an ongoing basis, whether events or circumstances could give rise to a change in our classification of embedded features.

Due to the variable mix of common stock and series A preferred stock that would be issued to satisfy the conversion of our 4.75% convertible senior notes due 2015 (the “4.75% Senior Notes”), until we have reserved sufficient shares of our common stock for issuance upon conversion of all of the 4.75% Senior Notes, the embedded conversion feature is not considered indexed to our stock.  As a result, the embedded conversion feature is not eligible for equity classification and is required to be bifurcated from the underlying debt instrument. Accordingly, the fair value of the embedded conversion feature on September 30, 2009 of $148.1 million was recorded as a derivative liability and the carrying value of the 4.75% Senior Notes was reduced to reflect a debt discount equal to the fair value of the embedded conversion feature.  The derivative liability is classified as the embedded derivative liability on 4.75%  convertible senior notes in our balance sheet.  The derivative liability related to the conversion feature will be revalued on a quarterly basis with changes in fair market value recorded through earnings until we have reserved sufficient shares of our common stock.  Once we have reserved sufficient shares of our common stock to satisfy the conversion provisions of the 4.75% Senior Notes, we expect the conversion feature to be considered indexed to our stock at which point the fair value of the conversion feature will be reclassified from a liability into stockholders’ deficit.  The debt discount related to the derivative liability will be amortized to interest expense over the six year term of the 4.75% Senior Notes using the effective interest method.  We valued the embedded conversion feature using a single factor binomial lattice model, with the assistance of a valuation consultant.  This model incorporates inputs such as stock price, historical volatility, risk free interest rate, equivalent bond yield, as well as assumptions about fundamental change and note holder behavior.

Results of Operations

We recorded net losses of $43.4 million and $123.4 million and basic and diluted net losses per share of $0.44 and $1.26 per share for the three and nine months ended September 30, 2009, respectively, as compared to net losses of $44.8 million and $130.5 million and basic and diluted net losses per share of $0.48 and $1.50 per share in the corresponding periods in 2008.

Revenues.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Contract revenues	$—	$—	$—	$0.7
License and royalty revenues	0.9	1.1	2.4	2.3
Total revenues	$0.9	$1.1	$2.4	$3.0

Our contract revenues for the three and nine months ended September 30, 2009 decreased from the three and nine months ended September 30, 2008, as we had fully recognized contract revenues associated with the $40.0 million upfront fee under our collaborative research and license agreement with Pfizer Inc. (“Pfizer”), the debt discount and beneficial conversion feature related to the convertible subordinated notes issued to Pfizer (the “Pfizer Notes”) and the reimbursement of certain expenses by Pfizer for research and development expenses pursuant to the collaborative research and license agreement.

License and royalty revenues were derived from the licensing of our gene- and genomic-related intellectual property.  We expect that revenues generated from information products, including licensing of gene- and genomic-related intellectual property, will be steady or decline as we focus on our drug discovery and development programs.

Operating Expenses.

Research and development expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Salary and benefits related	$8.9	$8.7	$27.2	$26.6
Stock compensation	1.5	2.8	5.8	8.1
Clinical research and outside services	12.0	20.9	40.5	60.8
Occupancy and all other costs	4.1	4.5	11.7	12.5

Total research and development expenses	$26.5	$36.9	$85.2	$108.0

We currently track research and development costs by natural expense line and not costs by project.  For salary and benefit related costs, the increase from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009 was primarily the result of increased headcount to sustain our development pipeline.  Stock compensation decreased for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008.  Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to calculate equity-based compensation.  For clinical research and outside services, the decrease from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009 is due to prioritization of our pipeline to focus on products we believe have a greater likelihood of creating near-term value.  The decrease in occupancy and all other costs for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 was due to a decrease in depreciation and professional service expense.

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

Selling, general and administrative expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Salary and benefits related	$1.9	$1.5	$5.6	$4.6
Stock compensation	0.7	1.1	2.3	3.0
Other contract service and outside costs	2.2	1.4	5.8	4.9

Total selling, general and administrative expenses	$4.8	$4.0	$13.7	$12.5

For salary and benefit related costs, the increase from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009 was primarily the result of increased headcount.  The increased headcount was due to initial sales and marketing preparations for the potential commercialization of INCB18424 for myeloproliferative disorders.  Stock compensation expense decreased for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008.  Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to calculate equity-based compensation.  For other contract service and outside costs, the increase from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009 was primarily the result of initial marketing preparations for the potential commercialization of INCB18424 for myeloproliferative disorders.

Other expenses.  Total other expenses for the three and nine months ended September 30, 2009 was $1.1 million and $2.0 million, respectively compared to $(0.1) million and $(0.9) million, respectively for the corresponding periods in 2008, and represent charges recorded in connection with previously announced restructuring programs.

Interest and Other Income (Expense), Net.     Interest income for the three and nine months ended September 30, 2009 was $0.2 million and $1.0 million, respectively, as compared to $1.3 million and $4.7 million, respectively, for the corresponding periods in 2008.  The decrease is due to a lower average cash balance and a lower yield for the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.  Included in interest and other income (expense), net for the nine months ended September 30, 2009 is a $1.3 million non-cash other-than-temporary impairment charge.  There was no such other-than-temporary impairment charge recorded in the corresponding periods in 2008.

Interest Expense.    Interest expense for the three and nine months ended September 30, 2009 was $6.5 million and $19.3 million, respectively, compared to $6.3 million and $18.6 million, respectively, for the corresponding periods in 2008.

Loss on Debt Repurchase.  During the three and nine months ended September 30, 2009, we repurchased $86.3 million of our 3½% convertible senior notes due 2011 (the “3½% Senior Notes”) and $99.0 million of our 3½% convertible subordinated notes due 2011 (the “3½% Subordinated Notes”).  These repurchases resulted in a loss of $5.4 million primarily related the pro rata share of the unamortized debt discount from the 3½% Senior Notes we repurchased during the three and nine months ended September 30, 2009.

As described above, we have recorded an embedded derivative liability in connection with our 4.75% Senior Notes.  The derivative liability related to the conversion feature will be revalued on a quarterly basis with changes in fair market value recorded through earnings until we have reserved sufficient shares of our common stock.  Once we have reserved sufficient shares of our common stock to satisfy the conversion provisions of the 4.75% Senior Notes, we expect the conversion feature to be considered indexed to our stock at which point the fair value of the conversion feature will be reclassified from a liability into stockholders’ deficit.    We have called a special meeting of stockholders on November 24, 2009 to obtain such stockholder approval and to increase the shares of common stock reserved to a level sufficient for conversion of all our of our 4.75% Senior Notes.  If stockholder approval is obtained at that meeting, we will record in our statement of operations for the quarter ending December 31, 2009 the difference between the fair value of the conversion feature as of the date we have reserved sufficient shares and the amount of the embedded derivative liability at September 30, 2009. Additionally, we expect to record non-cash charges related to the amortization of the debt discount and debt issuance costs of the 4.75% Senior Notes of approximately $5.2 million for the quarter ending December 31, 2009 using the effective interest method.  We expect to record non-cash charges related to the amortization of the debt discount and debt issuance costs of approximately $21.9 million, $23.8 million, $26.0 million, $28.2 million, $30.8 million and $24.9 million for the years ended December 31, 2010, 2011, 2012, 2013, 2014 and 2015, respectively.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since we were incorporated in 1991 through 1996 and in 1999 through September 30, 2009.  As such, we have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. As of September 30, 2009, approximately $6.9 million of marketable securities were classified as long-term assets on the consolidated balance sheet as they had been in an unrealized loss position for longer than six months and we have the intent and ability to hold them until the carrying value recovers, which may be longer than one year. At September 30, 2009, we had available cash, cash equivalents, and short-term and long-term marketable securities of $395.2 million. Our cash and marketable securities balances are held in a variety of interest- bearing instruments including money market accounts, obligations of U.S. government agencies, high-grade corporate bonds, and asset backed and mortgage backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments. Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there had not been a significant impact to our financial position, results of operations or liquidity for the period ended September 30, 2009.

Net cash used in operating activities was $106.2 million for the nine months ended September 30, 2009, compared to $108.6 million for the nine months ended September 30, 2008.  The $2.4 million decrease was due primarily to changes in working capital, as well as a lower net loss for the nine months ended September 30, 2009 compared to the corresponding period in 2008.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash used in investing activities was $13.0 million for the nine months ended September 30, 2009, which represented primarily sales and maturities of marketable securities of $13.3 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, and acquisitions, including possible earn-out payments to former stockholders of Maxia.

Net cash provided by financing activities was $281.9 million and $104.3 million for the nine months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, we received $1.2 million and $2.6 million, respectively, from issuance of common stock under our stock plans and employee stock purchase plan.  For the nine months ended September 30, 2009, we received $388.0 million of net proceeds from the sale of $400.0 million aggregate principal amount of our 4.75% Senior Notes and net proceeds of $132.7 million from our public offering of 20,700,000 shares of common stock.  Also for the nine months ended September 30, 2009, we paid $183.8 million in connection with repurchases of our 3½% Senior Notes and 3½% Subordinated Notes and funded a restricted cash escrow account of $56.2 million associated with the first six semi-annual interest payments on our 4.75% Senior Notes.  For the nine months ended September 30, 2008, we received $101.7 million of net proceeds from the issuance of common stock in a public offering.

The following summarizes our significant contractual obligations as of September 30, 2009 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
			(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$170.1	$—	$150.1	$20.0	$—
Principal on convertible senior debt	465.5	—	65.5	—	400.0
Interest on convertible subordinated debt	7.9	5.3	2.6	—	—
Interest on convertible senior debt	117.4	11.8	39.1	38.0	28.5
Non-cancelable operating lease obligations:
Related to current operations	4.0	4.0	—	—	—
Related to vacated space	11.3	8.1	3.2	—	—
Total contractual obligations	$776.2	$29.2	$260.5	$58.0	$428.5

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations.  We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.4 million (less than 1 year) and $1.0 million (years 1-3); these scheduled payments are not reflected in the above table.  In addition, we have funded an escrow account of $56.2 million for the first six semi-annual interest payments on the 4.75% Senior Notes; these scheduled payments are not reflected in the above table.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable.  In February 2003, we completed our acquisition of Maxia.  Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement.  Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones.  The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger.  In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement.  None of these milestones has been achieved as of September 30, 2009.

We have entered into and may in the future seek to license additional rights relating to technologies in connection with our drug discovery and development programs.  Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with potential repayments of our 3½% Senior Notes, 3½% Subordinated Notes, and the Pfizer Notes; expenditures in connection with our drug discovery and development programs; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreement with Pfizer; and expenditures in connection with strategic relationships and license agreements. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline or remain steady as we focus on drug discovery and development programs and, in 2009, will not represent a significant source of cash inflow for us. We intend to repurchase or otherwise retire our outstanding convertible notes that mature in February 2011. Repurchases might occur through open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

The amounts involved in any such transactions, individually or in the aggregate, may be material.

Until we can generate a sufficient amount of product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness. The indenture under which our 4.75% Senior Notes are issued contains a covenant that, among other things, limits our ability and the ability of any of our subsidiaries to incur additional indebtedness, create liens, or sell, lease, license, transfer or otherwise dispose of certain of our or their assets. We do not know whether additional funding will be available on acceptable terms, if at all. The credit markets and the financial services industry recently experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events generally made equity and debt financing difficult to obtain since their occurence. If we are not able to secure additional funding when needed, we may have to scale back our operations, delay or eliminate one or more of our research or development programs, or attempt to obtain funds by entering into an agreement with a collaborative partner that would result in terms that are not favorable to us or relinquishing our rights in certain of our proprietary technologies or drug candidates.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than those that are discussed above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities, mortgage and asset-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value.  These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase.  As of September 30, 2009, cash, cash equivalents and short-term and long-term marketable securities were $451.4 million, including a funded restricted cash escrow account of $56.2 million associated with the first six semi-annual interest payments on our 4.75% Senior Notes.  Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2009 the decline in fair value would not be material.

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

An important element of our business strategy is to enter into collaborative or license arrangements with other parties, such as our collaboration with Pfizer, under which we license our drug candidates to those parties for development and commercialization. We are evaluating strategic relationships with respect to several of our programs and may enter into an agreement with respect to one or more of these programs in the near future. However, these arrangements and negotiations are complex and time consuming and there can be no assurance that we will reach agreement with a strategic partner with respect to any of these programs in the near future or at all.

Although we may conduct initial clinical trials on our drug candidates, we may need to seek collaborators for our drug candidates such as our 11ßHSD1 inhibitors because of the expense, effort and expertise required to continue additional clinical trials and further develop those drug candidates. We are seeking collaborators for our drug candidates that target large primary care indications such as diabetes because of the expense involved in further clinical development of these indications and in establishing a sales and marketing organization to address these indications. We are also currently evaluating strategic relationships for INCB18424 for myeloproliferative disorders and other oncology indications for markets outside the United States. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug compounds that are desirable to other parties, or we may be unwilling to license a drug compound because the party interested in it is a competitor. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaborative agreements, we may not be able to develop and commercialize a drug product, which would adversely affect our business and our revenues.

In order for any of these collaboration or license arrangements to be successful, we must first identify potential collaborators or licensees whose capabilities complement and integrate well with ours. We may rely on these arrangements for not only financial resources, but also for expertise or economies of scale that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. However, it is likely that we will not be able to control the amount and timing of resources that our collaborators or licensees devote to our programs or potential products. If our collaborators or licensees prove difficult to work with, are less skilled than we originally expected, do not devote adequate resources to the program, or do not agree with our approach to development or manufacturing of the potential product, the relationship will not be successful. If a business combination involving a collaborator or licensees and a third party were to occur, the effect could be to diminish, terminate or cause delays in development of a potential product.

Although we obtained a special protocol assessment for our JAK inhibitor for myelofibrosis, a special protocol assessment does not guarantee any particular outcome from regulatory review, including any regulatory approval.

We have obtained a special protocol assessment, or SPA, for the registration trial for our JAK inhibitor for the treatment of myelofibrosis in the United States. The SPA process allows for Food and Drug Administration, or FDA, evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, or NDA, and provides a product sponsor with an agreement confirming that the design and size of the trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. An SPA is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, the trial will be adequate to demonstrate safety and efficacy, or otherwise be sufficient to support regulatory approval. There can be no assurance that the terms of an SPA will ultimately be binding on the FDA, and the FDA is not obligated to approve an NDA, if any, even if the clinical outcome is positive. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and the data and results from a clinical trial, and can require trial design changes if issues arise essential to determining safety or efficacy. In addition, data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override an SPA, and we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will determine that a previously approved SPA is still valid.

Additionally, an SPA may be changed only with written agreement of the FDA, and any further changes we may propose to the protocol will remain subject to the FDA’s approval. The FDA may not agree to any such amendment and, even if they agree, they may request other amendments to the trial design that could require additional cost and time, as well as increase the degree of difficulty in reaching clinical endpoints. As a result, even with an SPA, we cannot be certain that the trial results will be found to be adequate to support an efficacy claim and product approval.

We depend heavily on the success of our most advanced product candidates. We might not be able to commercialize any of our drug candidates successfully, and we may spend significant time and money attempting to do so.

We have invested significant resources in the development of our most advanced product candidates. We have one drug candidate, INCB18424, in Phase III clinical trials. We have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced product candidates. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. We discontinued development of DFC in April 2006 for safety reasons. In March 2008, we announced that we would not advance our lead CCR5 antagonist into Phase IIb trials and that we are seeking to out-license this program. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition. Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur. At this point, the regulatory agencies may require additional clinical trials or testing. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive or because third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

Any drug products that we bring to the market, even if they receive marketing approval, may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community.

Even if we are successful in gaining regulatory approval of our products, we may not generate significant product revenues and we may not become profitable if these drug products do not achieve an adequate level of acceptance. Physicians will not recommend our drug products until clinical data or other factors demonstrate the safety and efficacy of our drug products as compared to other alternative treatments. Even if the clinical safety and efficacy of our drug products is established, physicians may elect not to prescribe these drug products for a variety of reasons including the reimbursement policies of government and other third-party payors and the effectiveness of our competitors in marketing their products.

Market acceptance of our drug products, if approved for commercial sale, will depend on a number of factors, including:

•                  the willingness and ability of patients and the healthcare community to use our products;

•                  the ability to manufacture our drug products in sufficient quantities with acceptable quality and to offer our drug products for sale at competitive prices;

•                  the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of our drug products compared to those of competing products or therapies;

•                  the label and promotional claims allowed by the FDA;

•                  the pricing and reimbursement of our drug products relative to existing treatments; and

•                  marketing and distribution support for our drug products.

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

Our reliance on other parties to manufacture our drug candidates could result in a short supply of the drugs, delays in clinical trials or drug development, increased costs, and withdrawal or denial of a regulatory authority’s approval.

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We currently rely on third parties for the manufacture of both the active pharmaceutical ingredient, or API, and finished drug product of our drug candidates for clinical trials. In addition, we expect to continue to rely on third parties for the manufacture of commercial supplies of API and finished drug product for any drugs that we successfully develop. For most of our drug candidates, including our lead drug candidate INCB18424, we rely on one third party to manufacture the API, another to make finished drug product and a third to package and label the finished product. The FDA requires that the API and finished product for each of our drug products be manufactured according to its current Good Manufacturing Practices, or cGMP, regulations and regulatory authorities in other countries have similar requirements. There are only a limited number of manufacturers that comply with these requirements. If the third parties that manufacture our drug candidates are not compliant with the applicable regulatory requirements, the FDA or a foreign regulatory authority may require us to halt ongoing clinical trials or not approve our application to market our drug products. Failure to comply with cGMP and the applicable regulatory requirements of other countries in the manufacture of our products could result in the FDA or foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, enforcing product recalls or other enforcement actions, which could have a material adverse effect on our business.

We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture our products according to our schedule and specifications. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all. Also, raw materials that may be required to manufacture any products we develop may only be available from a limited number of suppliers. Generally, we have only a single source that is qualified to supply the API and finished product of our drug candidates. If any of these single source suppliers were to become unable or unwilling to supply us with API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply which could have a material adverse effect on our business. We are currently seeking to qualify a second source of supply for certain of our drug candidates, including a second source of supply for the API for INCB18424, however, there is no assurance that we will be able to identify and qualify a second source of supply for any of our drug candidates or drug products on a timely basis. If we have promised delivery of a new product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs would be delayed, and we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity. This expense would adversely affect our operating results.

Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.

In order to obtain approval of our products, including INCB18424, by the FDA and foreign regulatory agencies, we need to complete testing on both the API and on the finished product in the packaging we propose for commercial sales. This includes testing of stability, identification of impurities and testing of other product specifications by validated test methods. In addition, we will be required to consistently produce the API in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This requirement is referred to as process validation. With respect to INCB18424, although we have manufactured the product at commercial scale, we have started, but not yet completed, this process validation requirement. If the required testing or process validation is delayed or produces unfavorable results, we may not obtain approval to launch the product or product launch may be delayed.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2008. Because of those losses, we had an accumulated deficit of $1.3 billion as of September 30, 2009. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2009 and in future periods as well.

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

Our future funding requirements will depend on many factors and we anticipate that we will need to raise additional capital to fund our business plan and research and development efforts going-forward and to repay our indebtedness. Additional factors that may affect our future funding requirements include:

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

As of September 30, 2009, the aggregate principal amount of our total consolidated debt was $635.6 million and our stockholders’ deficit was $199.4 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

In the past five years, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes and convertible subordinated notes. As of September 30, 2009, $65.5 million aggregate principal amount of our 3½% convertible senior notes due 2011 was outstanding and due in February 2011. Our annual interest payments for the 3½% convertible senior notes due 2011 through 2010, based on the aggregate principal amount outstanding as of September 30, 2009 and assuming none of these notes are converted, redeemed, repurchased or exchanged, are $2.3 million, and an additional $1.1 million in interest is payable in 2011. As of September 30, 2009, $150.1 million aggregate principal amount of our 3½% convertible subordinated notes due 2011 was outstanding and is due in February 2011. Our annual interest payments for the 3½% convertible subordinated notes due 2011 through 2010, based on the aggregate principal amount outstanding as of September 30, 2009 and assuming none of these notes are converted, redeemed, repurchased or exchanged, are $5.3 million, and an additional $2.6 million in interest is payable in 2011. As of September 30, 2009, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. As of September 30, 2009, $400.0 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Our annual interest payments for the 4.75% convertible senior notes due 2015 through 2015, assuming that none of these notes are converted, redeemed, repurchased or exchanged, are $19.0 million.

If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet these obligations, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs. We may from time to time seek to repurchase or otherwise retire our outstanding debt, including our convertible notes that mature in February 2011. Repurchases might occur through open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our cash position, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

The indenture governing our 4.75% convertible senior notes due 2015 includes limitations on our ability to incur additional indebtedness, issue certain preferred stock, and incur liens on our assets, including on intellectual property concerning our JAK inhibitor program. These limitations could interfere with our ability to raise additional capital in the future or engage in activities that may be in our long-term best interest.

Because we do not now and may never have enough shares of common stock authorized to accommodate the full conversion of our 4.75% convertible senior notes due 2015, we may be required to issue shares of a new series of preferred stock upon conversion of the notes instead of common stock and pay additional interest on the notes.

The maximum number of shares of common stock into which our 4.75% convertible senior notes due 2015 may be convertible exceeds the number of shares of common stock currently available for us to issue upon conversion of these notes. In order to increase the number of shares of common stock we are authorized to issue, we must obtain the approval of stockholders holding a majority of our outstanding shares of common stock. We have called a special meeting of stockholders on November 24, 2009 to obtain such stockholder approval and to increase the shares of common stock reserved to a level sufficient for conversion of all our of our 4.75% convertible senior notes due 2015. We cannot guarantee that such stockholder approval will be obtained. In the event we have not established a sufficient reserve by January 1, 2010, the interest rate on these notes will increase to 10%. If we have not established a sufficient reserve by June 30, 2010, the interest rate on these notes will increase to 15%. The interest rate on these notes will increase an additional 5% each June 30 thereafter until maturity or until we have established a sufficient reserve.

For so long as we do not have enough shares of common stock authorized and available for issuance upon conversion of these notes, we will issue a combination of shares of our common stock and shares of newly created series A preferred stock upon such conversion. Under the terms of the indenture governing these notes, until we have reserved a sufficient number of shares of our common stock for conversion of all of the notes, we will not be able to raise additional capital through a subsequent sale of common stock or securities convertible into common stock. Until a reserve of common stock sufficient for conversion of all notes is established, our ability to raise additional capital will be severely limited.

Although we will issue shares of series A preferred stock based on a ratio of 1.1 shares of series A preferred stock for every 1,000 shares of common stock otherwise issuable upon conversion of the notes, in the event of any dividends or distributions, any liquidation or dissolution, or in the event of a consolidation, merger, sale or other similar transaction, each whole share of series A preferred stock will have the same economic rights as 1,000 shares of common stock. In addition, if certain tender or exchange offers occur before we establish a sufficient common stock reserve for the notes, as a result of which a third party or group own beneficially more than 50% of our voting stock, then the interest rate on the notes will increase to 15% (or remain at any higher rate then in effect as a result of our inability to establish a sufficient common stock reserve for the notes as described above), with an additional 5% increase in the interest rate on each anniversary of that occurrence, until we have established a sufficient reserve.

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

We derived all of our revenues for the three and nine months ended September 30, 2009 from licensing our intellectual property to others. We are currently evaluating collaboration arrangements for several of our programs, and may be unable to enter into additional collaborative agreements on acceptable terms or at all. Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under our collaborative agreements. Part of our prior strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

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

3.1

Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed September 30, 2009).

4.1

Indenture dated as of September 30, 2009 between the Company and U.S. Bank National Association, as trustee (including form of 4.75% Convertible Senior Note due 2015) (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed September 30, 2009).

10.1

Pledge and Escrow Agreement, dated as of September 30, 2009, by and among the Company, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as escrow agent (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed September 30, 2009).

10.2

Letter Agreement dated September 24, 2009 among the Company and the entities named therein (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed September 30, 2009).

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

INCYTE CORPORATION

Dated:	November 5, 2009	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 5, 2009	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1

Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed September 30, 2009).

4.1

Indenture dated as of September 30, 2009 between the Company and U.S. Bank National Association, as trustee (including form of 4.75% Convertible Senior Note due 2015) (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed September 30, 2009).

10.1

Pledge and Escrow Agreement, dated as of September 30, 2009, by and among the Company, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as escrow agent (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed September 30, 2009).

10.2

Letter Agreement dated September 24, 2009 among the Company and the entities named therein (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed September 30, 2009).

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