Form 10-K
period 2009-12-31
INCYTE CORP
filed 2010-03-05
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number: 0-27488

INCYTE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	94-3136539 (IRS Employer Identification No.)
Experimental Station, Route 141 & Henry Clay Road, Building E336, Wilmington, DE 19880 (Address of principal executives offices)	(302) 498-6700 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on The NASDAQ Global Market on June 30, 2009) was approximately $279.6 million.

         As of February 26, 2010 there were 120,578,115 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2010 Annual Meeting of Stockholders to be held on May 18, 2010.

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

  •
  the regulatory approval process, including determinations to seek U.S. Food and Drug Administration and other international health authorities approval for, and plans to commercialize, our products in the United States and abroad;

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

  •
  risks relating to our collaborators' ability to develop and commercialize product candidates;

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

  •
  our ability to in-license potential drug compounds or drug candidates or other technology;

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

Overview

        Incyte is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a broad pipeline with programs focused primarily in the areas of oncology and inflammation. We focus our efforts on clinical programs that we believe have the greatest likelihood of creating near-and long-term value and on compounds that we believe a company of our size can effectively develop and commercialize on its own, or that we can further develop and commercialize through strategic relationships.

        Our highest priority programs involve our janus kinase (JAK) inhibitors, which include oral INCB18424 for hematologic and oncology indications and oral INCB28050 for chronic inflammatory and autoimmune diseases. Oral INCB18424 is in Phase III development as a treatment for myelofibrosis, the most advanced of the myeloproliferative neoplasms, and Phase II development for two of the other myeloproliferative neoplasms, polycythemia vera and essential thrombocythemia. We recently established a collaboration for this program with Novartis International Pharmaceutical Ltd. Novartis received exclusive development and commercialization rights outside of the United States to INCB18424 for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to INCB18424 in the United States and in certain other indications.

        Oral INCB28050 is in Phase II development for rheumatoid arthritis. We recently established a collaboration for this program with Eli Lilly and Company. Lilly received exclusive worldwide development and commercialization rights to INCB28050. We retained a co-development and co-promotion option. We believe these strategic relationships increase the likelihood of the successful development and commercialization of these compounds.

        Our pipeline includes the following compounds:

Target/Drug Compound	Indication	Development Status
JAK1/2
INCB18424(1)	Myelofibrosis	Phase III
INCB18424(1)	Polycythemia Vera/Essential Thrombocythemia	Phase II
INCB18424(1)	Other Hematologic Tumors	Phase I/II
INCB18424(2)	Psoriasis	Phase IIb
INCB28050(3)	Rheumatoid Arthritis	Phase II
c-MET
INCB28060(4)	Solid Cancers	Phase I
Sheddase
INCB7839	Breast Cancer	Phase II
IDO
INCB24360	Oncology	IND Cleared
HSD1
INCB13739	Type 2 Diabetes	Phase IIb

(1)
We licensed rights outside the United States to Novartis and retained U.S. rights
(2)
This compound is a topical formulation; all others are an oral formulation
(3)
We licensed worldwide rights to Lilly and retained a co-development and co-promotion options
(4)
We licensed worldwide rights to Novartis and retained a co-development and co-promotion options

Clinical Pipeline

        Our pipeline includes compounds in various stages of development, primarily in the areas of oncology and inflammation.

JAK Program for Myeloproliferative Neoplasms, Other Hematologic Malignancies and Cancers, and Inflammation

        The JAK family is composed of four tyrosine kinases—JAK1, JAK2, JAK3 and Tyk2—that are involved in signaling triggered by a number of cytokines and growth factors. JAKs are central to a number of biologic processes, including the formation and development of blood cells and the regulation of immune functions. Excessive signaling through the JAK pathways is believed to play a critical role in a number of disease states, including myeloproliferative neoplasms and other malignancies and cancers, and inflammatory conditions such as rheumatoid arthritis and psoriasis. Myeloproliferative neoplasms are a closely related group of blood diseases that lead to the overproduction of blood cells and/or to the production of blood cells that do not function properly. These diseases include myelofibrosis, polycythemia vera and essential thrombocythemia.

        We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK1 and JAK2 from several distinct chemical scaffolds. Our lead JAK inhibitor for hematologic and oncology indications, INCB18424, is in Phase III development for myelofibrosis and Phase II development for polycythemia vera and essential thrombocythemia. It is also in Phase II development as a topical treatment for psoriasis. Our lead JAK inhibitor for inflammation, INCB28050, is currently in Phase II development as an oral treatment for rheumatoid arthritis.

        Myelofibrosis.    In July 2009, we obtained a Special Protocol Assessment from the U.S. Food and Drug Administration, or FDA, for the Phase III registration trial for INCB18424 for myelofibrosis. This Phase III trial is a double-blind, placebo-controlled trial, and is expected to include over 90 clinical sites in the United States, Canada and Australia and approximately 240 patients with primary myelofibrosis, post-polycythemia vera myelofibrosis, and post-essential thrombocythemia myelofibrosis. We began screening and enrolling patients for this Phase III trial in September 2009.

        In the Phase II trial for myelofibrosis, INCB18424 provided marked and durable reductions in enlarged spleens, a condition known as splenomegaly that affects the majority of these patients. Patients in this trial treated with INCB18424 also showed clinically meaningful improvements in the symptoms of myelofibrosis, including reductions in fatigue, night sweats, pruritus, abdominal discomfort, poor appetite and cachexia. These data served as the basis for the clinical design of the Phase III program.

        The primary endpoint in this Phase III trial is the proportion of patients achieving at least 35% reduction in spleen volume, as measured by magnetic resonance imaging, or MRI, at 24 weeks. In the ongoing Phase II trial over 50% of these treated patients receiving 15 mg and 25 mg twice-daily doses achieved at least a 50% reduction in palpable spleen length. In our Phase II trial we also measured spleen volume by MRI in a subset of patients, and established that half of these patients treated with INCB18424 achieved at least a 33% reduction in spleen volume compared to baseline after six months.

        Under our collaboration with Novartis we have a second Phase III trial for INCB18424 in Europe which began enrolling patients in June 2009. This trial is designed based on scientific advice from the European Medicines Agency, or EMA, and is fully enrolled, with over 200 patients with primary myelofibrosis, post-polycythemia vera myelofibrosis, and post-essential thrombocythemia myelofibrosis at approximately 65 clinical sites in 10 countries. The trial is an open-label study designed to evaluate the efficacy, safety and tolerability of INCB18424 as compared to the best-available therapy. The primary efficacy endpoint in the European Phase III trial is also the proportion of patients achieving at least 35% reduction in spleen volume from baseline at 48 weeks.

        We have received orphan drug status from the FDA for INCB18424 as a treatment for myelofibrosis and orphan medicinal product designation from the EMA for INCB18424 for the treatment of chronic idiopathic myelofibrosis and also for the treatment of myelofibrosis secondary to polycythemia vera or essential thrombocythemia.

        Polycythemia Vera and Essential Thrombocythemia.    In 2008, we began a dose-ranging Phase II trial in advanced polycythemia vera and essential thrombocythemia for patients who were either refractory or intolerant to hydroxyurea to evaluate INCB18424 in these patients. This Phase II trial included over 70 patients at six clinical sites in the United States and Europe. Results presented in December 2009 showed that treatment with INCB18424 provided significant clinical benefits in patients with advanced polycythemia vera and essential thrombocythemia, including normalization of blood counts, normalization of hematocrit without the need for phlebotomy, rapid and durable reductions in enlarged spleens as well as rapid and durable reductions in symptoms, particularly pruritus. We intend to discuss with the FDA regulatory requirements for approval of INCB18424 first in polycythemia vera.

        Rheumatoid Arthritis.    We have a second JAK1/JAK2 inhibitor, INCB28050, which is our lead compound for inflammation and is now subject to our collaboration with Lilly. INCB28050 is currently being evaluated in a six-month double-blind placebo-controlled dose-ranging Phase II trial involving over

120 patients with active rheumatoid arthritis who have had inadequate response to currently available disease modifying therapies. Three-month results for efficacy and safety from this study are expected in the first half of 2010 and six-month results are expected in the second half of 2010. Based on these results, we expect to decide if we want to exercise our option to co-develop INCB28050 with Lilly in this indication.

        Psoriasis.    In September 2008, we announced results from a completed 28-day Phase IIa dose-escalation trial with topical INCB18424, involving 28 patients with mild-to-moderate psoriasis along with preliminary top-line results from an ongoing 28-day sub-total inunction trial. These results showed that topical INCB18424 in mild-to-moderate psoriasis patients was well tolerated at all doses tested and significantly improved overall total lesion score (thickness, erythema, and scaling). In addition to the safety and efficacy results, transcriptional profiling data from the sub-total inunction trial indicated that topical INCB18424 inhibits two key pathways, Th1 and Th17, which play important roles in the pathogenesis of psoriasis. We recently completed a three-month multiple-dose Phase IIb trial involving approximately 200 psoriasis patients with mild-to-moderate disease, in which treatment with INCB18424 met the primary and secondary endpoints and was well tolerated at all doses. We intend to present full results from this Phase IIb trial at the 2010 Society for Investigative Dermatology Annual Meeting in May. We may progress topical INCB18424 for psoriasis on our own, or we may seek a collaborator for this indication.

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

        Several small molecule c-MET kinase inhibitors have demonstrated clinical efficacy in a number of cancers; however, these molecules have limited potency and are relatively non-selective, which could lead to off-target toxicities. We believe our lead c-MET inhibitor, INCB28060, has the requisite properties to overcome these limitations, including greater selectivity, improved potency and more effective inhibition of c-MET. Novartis received worldwide exclusive development and commercialization rights to INCB28060 and certain back-up compounds in all indications. Under our collaboration with Novartis, we initiated a Phase I clinical trial in early 2010 that is expected to include approximately 50 patients with solid tumors.

Sheddase Inhibitor Program for Solid Tumors

        We have identified novel, potent, and orally available small-molecule inhibitors of sheddase. Sheddase is an enzyme that is believed to activate all four epidermal growth factor receptors that play a key role in the growth and survival of multiple tumor types, including breast, colorectal, and non-small lung cancers. INCB7839, our lead sheddase compound, is in an ongoing Phase II clinical trial designed to determine its effectiveness when used in combination with trastuzumab (Herceptin). In December 2009, we announced results from this ongoing Phase II clinical trial for INCB7839, involving 46 patients with HER2 positive metastatic breast cancer. The results suggest that, when compared to a historical control study of trastuzumab as monotherapy, INCB7839 in combination with trastuzumab may provide improvements in time to progression and response rate in a subset of patients with HER2 positive metastatic breast cancer known as p95HER2 positive patients. These improved outcomes were achieved despite the presence of more advanced disease in the study population as compared to the historical control in published data. If results from the ongoing clinical development program for INCB7839 continue to support use of INCB7839 in this subset of patients, we intend to meet with the FDA to determine if a Phase III program in p95HER2 positive breast cancer patients could serve as the basis of regulatory approval.

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

        We believe our compound, INCB24360, represents a novel, potent, and selective inhibitor of the enzyme IDO. It is efficacious in multiple mouse models of cancer and has been well-tolerated in preclinical safety studies. An Investigational New Drug application (IND) has been cleared and we intend to initiate a Phase I/II clinical trial in patients with solid tumors in the second half of 2010.

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

        In June 2009, we presented clinical results from a three-month placebo-controlled, dose-ranging Phase IIb trial involving approximately 300 patients with type 2 diabetes which demonstrated that treatment with once-daily doses of INCB13739 significantly improved glycemic control, as measured by hemoglobin A1c, insulin sensitivity and total-cholesterol levels. Because diabetes is outside of our core focus in oncology and inflammation, we are seeking a collaborator for this program.

Discovery

        We have a number of early discovery programs at various stages of preclinical testing. We do not typically disclose these programs and/or targets until we have successfully completed preclinical toxicology tests with the lead clinical candidate.

License Agreements

Novartis

        In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to INCB18424 and certain back-up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to INCB18424 in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our c-MET inhibitor compound INCB28060 and certain back-up compounds in all indications. We retained options to co-develop and to co-promote INCB28060 in the United States.

        We received an upfront payment of $150 million in December 2009 plus an immediate $60 million milestone payment in January 2010 earned for the start of the Phase III study for INCB18424 in Europe. We may be eligible to receive future additional payments if defined development and commercialization milestones are achieved and could receive tiered, double digit royalties on future INCB18424 sales outside of the United States. Each company is responsible for costs relating to the development and commercialization of the JAK inhibitor compound in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial.

        The Novartis agreement will continue on a program-by-program basis until Novartis has no royalty payment obligations with respect to such program or, if earlier, the termination of the agreement or any program in accordance with the terms of the agreement. The agreement may be terminated in its entirety or on a program-by-program basis by Novartis for convenience. The agreement may also be terminated by either party under certain other circumstances, including material breach.

Lilly

        In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the Lilly agreement, Lilly received exclusive worldwide development and commercialization rights to INCB28050 and certain back-up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90 million, and we may be eligible to receive future additional payments based on the achievement of defined development, regulatory and commercialization milestones and could receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20% if the product is successfully commercialized.

        We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly will be responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

Pfizer

        In January 2006, we entered into a Collaborative Research and License Agreement with Pfizer Inc. for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days' notice. We received an upfront nonrefundable, non-creditable payment of $40 million in January 2006 and are eligible to receive additional future development and milestone payments.

Incyte's Approach to Drug Discovery and Development

        Our productivity in drug discovery and development is primarily a result of our core competency in medicinal chemistry which is tightly integrated with and supported by an experienced team of biologists with expertise in multiple therapeutic areas. As a number of our compounds have progressed into clinical development, we have also built a clinical development and regulatory team. This team utilizes clinical research organizations (CROs), expert scientific advisory boards, and leading consultants and suppliers in relevant drug development areas in an effort to conduct our clinical trials efficiently and effectively, while maintaining strategic control of the design and management of our programs.

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

        Our chemistry and biology efforts are highly integrated and are characterized by the rapid generation of relevant data on a broad and diverse range of compounds for each therapeutic target we pursue. This process allows our scientists to better understand the potency and selectivity of the compounds, how they are likely to be absorbed and eliminated in the body, and to assess the potential safety profile of the compounds. We believe that this approach, along with stringent criteria for the selection of clinical candidates, allows us to select appropriate candidates for clinical development and assess key characteristics required for success.

        Given our chemistry-driven discovery process, our pipeline has grown to encompass multiple therapeutic areas, primarily in the areas of oncology and inflammation. We conduct a limited number of discovery programs in parallel at any one time. This focus allows us to allocate resources to our selected programs at a level that we believe is competitive with much larger pharmaceutical companies. We believe this level of resource allocation, applied to the discovery process outlined above, has been a critical competitive advantage in advancing our product pipeline.

        Additionally, in all of our programs we strive to generate a broad range of proprietary compounds which we believe enhances the overall probability of success for our programs and creates the potential for multiple products.

        Once our compounds reach clinical development, our objective, whenever possible, is to rapidly progress the lead candidate into a proof-of-concept Phase II clinical trial to quickly assess the therapeutic potential of the clinical candidate itself and its underlying mechanism. This information is then used to evaluate the commercial potential of the compound, the most appropriate indication or indications to pursue, and whether to pursue any development on our own or seek a strategic relationship for the compound.

Incyte's Development Teams

        Our development teams are responsible for ensuring that our clinical candidates are expeditiously progressed from preclinical development and IND-enabling studies into human testing. To keep pace with the growth in our clinical pipeline, we have added new members to the development teams by internal transfers and by recruiting new employees with expertise in drug development including clinical trial design, statistics, regulatory affairs, and project management. We have also built core internal process chemistry and formulation teams using this same strategy. Rather than build extensive infrastructure, we work with external CROs with expertise in managing clinical trials, process chemistry, product formulation, and the manufacture of clinical trial supplies to support our drug development efforts.

Commercial Strategy

        Our strategy is to develop and commercialize our compounds on our own in selected markets when we believe a company of our size can successfully compete, such as in myelofibrosis, other myeloproliferative neoplasms, other oncology indications and certain inflammatory conditions. Our oral JAK inhibitor, INCB18424, entered Phase III testing in the second half of 2009 for myelofibrosis and, if these results are positive, we intend to file a New Drug Application with the FDA to secure regulatory approval of the compound in the United States. We are starting to build the marketing, medical and operational infrastructure to support commercialization of INCB18424 in myelofibrosis in the United States. In 2009, the marketing team focused the majority of its efforts on conducting quantitative and qualitative market research among physicians and patients, initiating brand development work, and progressing development of the generic and trade names.

        For rights outside the United States to INCB18424 as well as for pipeline compounds that are outside of our core expertise or would require expensive clinical studies, we have established or are seeking to establish collaborations or strategic relationships to support development and commercialization. We established a collaboration with Novartis in 2009 for rights in certain indications outside of the United States to our JAK oncology program with INCB18424 and specified backups, as well as worldwide rights to our c-MET inhibitor compound INCB28060. We also established a collaboration with Lilly in 2009 for our JAK inflammation and autoimmune program with INCB28050 and specified back-ups, and with Pfizer in 2005 to advance our CCR2 antagonist program. We believe the key benefits to entering into strategic relationships include the potential to receive upfront payments and future milestones and royalties in exchange for certain rights to our compounds, as well as the potential to expedite the development and commercialization of certain of our compounds.

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

        We have a number of established patent license agreements relating to our gene patent portfolio and our genomics-related technology patent portfolio. We are presently receiving royalties and other payments under certain of our gene and genomics-related patent license agreements. Under our gene patent license agreements, we may in the future receive royalties and other payments if our licensees are successful in their efforts to discover drugs and diagnostics under these license agreements.

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

Government Regulation

        Our related ongoing research and development activities and any manufacturing and marketing of our potential small molecule products to treat medical conditions are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the United States Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of these products. None of our drug candidates has, to date, been submitted for approval for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate's safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations of a drug candidate in humans, we must submit an IND, which must by reviewed by FDA.

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

        Clinical trials involve the administration of the investigational drug or the marketed drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND and each trial must be reviewed and approved by an independent ethics committee or institutional review board (IRB) before it can begin.

        Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase I usually involves the initial introduction of the investigational drug into healthy volunteers to evaluate its safety, dosage tolerance, absorption, metabolism, distribution and excretion, and, if possible, to gain an early indication of its effectiveness.

        Phase II usually involves clinical trials in a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse effects and safety risks, and evaluate and gain preliminary evidence of the efficacy of the drug for specific indications.

        Phase III clinical trials usually further evaluate clinical efficacy and safety by testing the drug in its final form in an expanded patient population, providing statistical evidence of efficacy and safety, and providing an adequate basis for physician labeling. We cannot guarantee that Phase I, Phase II or Phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

        Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the United States, including the EU. The orphan legislation in the EU is available for therapies addressing conditions that affect five or fewer out of 10,000 persons. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product does not justify maintenance of market exclusivity.

Transition into Small-Molecule Drug Discovery and Development

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

Research and Development

        Since our inception, we have made substantial investments in research and technology development. During 2009, 2008 and 2007, we incurred research and development expenses of $119.4 million, $146.4 million and $104.9 million, respectively.

Human Resources

        As of December 31, 2009, we had 221 employees, including 177 in research and development and 44 in operations support, finance and administrative positions. Of these employees, 84 employees have advanced technical degrees including 9 MDs and 72 Ph.Ds. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

Item 1A.    Risk Factors

RISKS RELATING TO OUR BUSINESS

We are building our drug discovery, development and commercialization operations and we may be unsuccessful in our efforts.

        We are building our drug discovery, development and commercialization operations. Our ability to discover, develop and commercialize pharmaceutical products will depend on our ability to:

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

  •
  obtain appropriate coverage and reimbursement levels for the cost of our products from governmental authorities, private health insurers and other third party payors

  •
  lease facilities at reasonable rates to support our growth; and

  •
  enter into arrangements with third parties to license and commercialize our products.

        We have limited experience with the activities listed above and may not be successful in discovering, developing, or commercializing drug products.

Our efforts to discover and develop potential drug candidates may not lead to the discovery, development, commercialization or marketing of drug products.

        None of our drug candidates has, to date, been submitted for approval for sale in the United States or any foreign market. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates. Of the compounds that we identify as potential drug products or that we in-license from other companies, only a few, if any, are likely to lead to successful drug development programs. For example, in 2006, we discontinued the development of DFC, which was at the time our most advanced drug candidate and was in Phase IIb clinical trials. Prior to discontinuation of the DFC program, we expended a significant amount of effort and money on that program. We have also licensed to other parties certain rights to our JAK and c-MET inhibitor compounds and our portfolio of CCR2 antagonist compounds. We have no or limited control over the further clinical development of these compounds.

The success of our drug discovery and development efforts may depend on our ability to find suitable collaborators to fully exploit our capabilities. If we are unable to establish collaborations or if these future collaborations are unsuccessful in the development and commercialization of our compounds, our research, development and commercialization efforts may be unsuccessful, which could adversely affect our results of operations and financial condition.

        An important element of our business strategy is to enter into collaborative or license arrangements with other parties, such as our collaborations with Novartis and Lilly for our JAK inhibitors, under which we license our drug candidates to those parties for development and commercialization. We are evaluating strategic relationships with respect to several of our other programs and may enter into an agreement with respect to one or more of these programs in the future. However, these arrangements and negotiations are complex and time consuming and there can be no assurance that we will reach agreement with a collaborator or licensee with respect to any of these programs.

        Because collaboration and license arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug compounds that are desirable to other parties, or we may be unwilling to license a drug compound because the party interested in it is a competitor. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaborative or license arrangements, we may not be able to develop and commercialize a drug product, which would adversely affect our business and our revenues.

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

We depend on our collaboration and license arrangements for the development and commercialization of our licensed compounds and product candidates. Conflicts may arise between our collaborators and licensees and us, which may adversely affect our business.

        We have entered into collaboration and license arrangements to support development and commercialization of certain of our product candidates. We have entered into a collaboration with Novartis for rights in certain indications outside of the United States to our JAK oncology program with INCB18424 and specified backups, as well as worldwide rights to our c-MET inhibitor compound INCB28060. We have entered into a collaboration with Lilly for worldwide rights to our JAK inflammation and autoimmune program with INCB28050 and specified back-ups, and with Pfizer for worldwide rights to our portfolio of CCR2 antagonist compounds.

        Although our collaborators and licensees are primarily responsible for the development and commercialization of the compounds and product candidates we have licensed to them, we cannot control the amount and timing of resources they may devote to the development of these compounds. If our collaborators and licensees do not devote adequate resources to the program, or choose not to pursue the development of our compounds and product candidates, our business could be adversely affected.

        Conflicts may arise with our collaborators and licensees if they pursue alternative technologies or develop alternative products either on their own or in collaboration with others as a means for developing treatments for the diseases that we have targeted. Competing products and product opportunities may lead our collaborators and licensees to withdraw their support for our product candidates. Any failure of our collaborators and licensees to perform their obligations under our agreements with them could negatively impact the development of our compounds and product candidates, lead to our loss of potential revenues from product sales and milestones and delay our achievement, if any, of profitability. Additionally, conflicts may arise if there is a dispute about the achievement and payment of a milestone amount or the ownership of intellectual property that is developed during the course of a collaborative relationship.

        Our existing collaborative and license agreements can be terminated by our collaborators and licensees for convenience, among other circumstances. If any of our collaborators or licensees terminates its agreement with us, or terminates its rights with respect to certain indications or compounds, we may not be able to find a new collaborator for them, and our business could be adversely affected. Should an agreement be terminated before we have realized the benefits of the collaboration or license, our reputation could be harmed, we may not obtain revenues that we anticipated receiving, and our business could be adversely affected.

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

        We have invested significant resources in the development of our most advanced product candidates. We have one drug candidate, INCB18424, in Phase III clinical trials. We have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced product candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. We discontinued development of DFC in April 2006 for safety reasons. In March 2008, we announced that we would not advance our lead CCR5 antagonist into Phase IIb trials and that we were seeking to out-license this program. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition. Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur. At this point, the regulatory agencies may require additional clinical trials or testing. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive or because third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

If we do not develop effective sales and marketing capabilities or establish third-party relationships for the commercialization of our drug candidates, we will not be able to successfully commercialize any drug candidates that obtain regulatory approval, and we may incur significant additional costs or difficulties in doing so.

        We do not have experience selling or marketing drug products or with respect to pricing and obtaining adequate third-party reimbursement for drugs. We will need to either develop sales and marketing capabilities or enter into arrangements with third parties to sell and market our drug candidates, if they are approved for sale by regulatory authorities. Under our collaboration and license agreement with Novartis, we have retained commercialization rights to INCB18424 in the United States. In anticipation of the regulatory approval of INCB18424 for myelofibrosis, we have started to build the sales and marketing and operational infrastructure to support commercialization. This will require substantial efforts and significant management and financial resources. We will need such an infrastructure to market any of our drug candidates for which we have retained commercialization rights, if they receive regulatory approval. We will need to devote significant effort and investment, in particular, to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is very high, and we will be competing with companies that are currently marketing successful drugs. We may not be able to successfully develop our own sales and marketing capabilities for INCB18424 in the United States in order to support an effective launch of INCB18424 if it is approved for sale. If we do not obtain regulatory approval for INCB18424 for myelofibrosis, we will have incurred significant expenses to build this commercialization infrastructure.

        We have granted commercialization rights to other pharmaceutical companies with respect to certain of our drug candidates in specific geographic locations, and intend to seek other collaborative or licensing arrangements with respect to other of our drug candidates. To the extent that our collaborators have commercial rights to our drug candidates, any revenues we receive from any approved drugs will depend primarily on the sales and marketing efforts of others. We do not know whether we will be able to enter into additional third-party sales and marketing arrangements with respect to any of our other drug candidates on acceptable terms, if at all, or whether we will be able to leverage the sales and marketing capabilities we intend to build for INCB18424 for myelofibrosis in order to market and sell any other drug candidate if it is approved for sale.

If we fail to enter into additional licensing agreements or if these arrangements are unsuccessful, our business and operations might be adversely affected.

        In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization, we may explore opportunities to develop our clinical pipeline by in-licensing drug compounds that fit within our expertise and research and development capabilities. We may be unable to enter into any additional in-licensing agreements because suitable product candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same product candidates. Product candidates that we would like to develop may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug compound or candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected by the termination of a drug candidate and termination and winding down of the related license agreement. We may also need to license drug delivery or other technology in order to continue to develop our drug candidate pipeline. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected.

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

        We have limited experience with clinical trials, formulation, manufacturing and commercialization of drug products. We also have limited internal resources and capacity to perform preclinical testing and clinical trials. As part of our development strategy, we intend to hire clinical research organizations, or CROs, to perform preclinical testing and clinical trials for drug candidates. If the CROs that we hire to perform our preclinical testing and clinical trials or our collaborators or licensees do not meet deadlines, do not follow proper procedures, or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may be delayed or may be terminated. If we were forced to find a replacement entity to perform any of our preclinical testing or clinical trials, we may not be able to find a suitable entity on favorable terms, or at all. Even if we were able to find another company to perform a preclinical test or clinical trial, the delay in the test or trial may result in significant additional expenditures. Events such as these may result in delays in our obtaining regulatory approval for our drug candidates or our ability to commercialize our products and could result in increased expenditures that would adversely affect our operating results.

        In addition, for some of our drug candidates, we have contracted with collaborators to advance those candidates through later-stage, more expensive clinical trials, rather than invest our own resources to perform these clinical trials. Under the terms of our agreements with these collaborators, we have no or limited control over the conduct of these clinical trials, and in any event we are subject to the risks associated with depending on collaborators to develop these drug candidates.

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

        Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop. None of our drug candidates has, to date, been submitted for approval for sale in the United States of any foreign market. We have licensed to Novartis rights to INCB18424 in certain indications outside of the United States and worldwide rights to c-MET and licensed to Lilly worldwide rights to INCB28050. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. We have no or limited control over the further clinical development of any compounds we licensed to these collaborators. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

Our reliance on other parties to manufacture our drug candidates could result in a short supply of the drugs, delays in clinical trials or drug development, increased costs, and withdrawal or denial of a regulatory authority's approval.

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

        We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture our products according to our schedule and specifications. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all. Also, raw materials that may be required to manufacture any products we develop may only be available from a limited number of suppliers. Generally, we have only a single source that is qualified to supply the API and finished product of our drug candidates. If any of these single source suppliers were to become unable or unwilling to supply us with API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply which could have a material adverse effect on our business. We are currently seeking to qualify a second source of supply for the API for our lead drug candidate, INCB18424, however, there is no assurance that we will be able to identify and qualify a second source of supply for INCB18424 or any of our other drug candidates or drug products on a timely basis. If we have promised delivery of a new product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs would be delayed, and we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity. This expense would adversely affect our operating results.

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

Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our product candidates. Our ability to generate revenues will be diminished if we are unable to obtain acceptable prices or an adequate level of reimbursement from payors of health care costs.

        The continuing efforts of government and insurance companies, health maintenance organizations (HMOs) and other payors of health care costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers, collaborators and licensees and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of reform measures could adversely impact the pricing of health care products and services and the amount of reimbursement available from governmental agencies or other third party payors, which could reduce the price that we or any of our collaborators or licensees receive for any products in the future.

        Our ability to commercialize our products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products. Our products may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a profitable basis. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our business strategy, operations and financial results.

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

        We are highly dependent on the principal members of our management, operations and scientific staff. We experience intense competition for qualified personnel. Our future success also depends in part on the continued service of our executive management team, key scientific and management personnel and our ability to recruit, train and retain essential personnel for our drug discovery and development programs, including those who will be responsible for overseeing our preclinical testing and clinical trials, for the establishment of collaborations with other companies and for our marketing, medical, and operational infrastructure to support commercialization marketing efforts. If we lose the services of any of these people or if we are unable to recruit sufficient qualified personnel, our research and product development goals, including the identification and establishment of key collaborations, operations and marketing efforts could be delayed or curtailed. We do not maintain "key person" insurance on any of our employees.

If we fail to manage our growth effectively, our ability to develop and commercialize products could suffer.

        We expect that if our clinical drug candidates continue to progress in development, we continue to build our development, medical and marketing organizations and our drug discovery efforts continue to generate drug candidates, we will require significant additional investment in personnel, management and resources. Our ability to commercialize our drug candidates and to achieve our research and development objectives depends on our ability to respond effectively to these demands and expand our internal organization, systems and controls to accommodate additional anticipated growth. If we are unable to manage our growth effectively, our business could be harmed and our ability to execute our business strategy could suffer.

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

        We had net losses from inception in 1991 through 1996 and in 1999 through 2009. Because of those losses, we had an accumulated deficit of $1.4 billion as of December 31, 2009. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2010 and in future periods as well.

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

  •
  the results of research and development, preclinical testing and clinical trials conducted by us or our future collaborators or licensees, if any;

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

        If we require additional capital at a time when investment in companies such as ours, or in the marketplace generally, is limited due to the then prevailing market or other conditions, we may have to scale back our operations, eliminate one or more of our research or development programs, or attempt to obtain funds by entering into an agreement with a collaborator or licensee that would result in terms that are not favorable to us or relinquishing our rights in certain of our proprietary technologies or drug candidates. If we are unable to raise funds at the time that we desire or at any time thereafter on acceptable terms, we may not be able to continue to develop our potential drug products. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

        As of December 31, 2009, the aggregate principal amount of our total consolidated debt was $594.6 million and our stockholders' deficit was $102.4 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

        Historically, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of December 31, 2009, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. As of December 31, 2009, $400.0 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, redeemed, repurchased or exchanged, are $19.0 million. Funds sufficient to pay the first six scheduled semi-annual interest payments on our 4.75% convertible senior notes are held in an escrow account as security for these interest payments. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our 4.75% convertible senior notes or under our notes held by Pfizer, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

        The indenture governing our 4.75% convertible senior notes includes limitations on our ability to incur additional indebtedness, issue certain preferred stock, and incur liens on our assets, including on intellectual property concerning our JAK inhibitor program. These limitations could interfere with our ability to raise additional capital in the future or engage in activities that may be in our long-term best interest.

Our marketable securities are subject to certain risks that could adversely affect our overall financial position.

        We invest our cash in accordance with an established internal policy and customarily in instruments and money market funds which historically have been highly liquid and carried relatively low risk. However, with recent credit market conditions, similar types of investments and money market funds have experienced losses in value or liquidity issues which differ from their historical pattern. Should a portion of our cash or marketable securities lose value or have their liquidity impaired, it could adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise. Such financing, if available, may not be available on commercially attractive terms.

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

        We derived all of our revenues for the year ended December 31, 2009 from licensing our intellectual property to others and collaborations. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. Part of our prior strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties

        Our corporate headquarters is in Wilmington, Delaware, which is where our drug discovery and development operations are also located. These facilities are leased to us until June 2013. We believe that these facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required. In addition to this lease, we had lease agreements as of December 31, 2009 for facilities that were closed as a part of the restructurings of our genomic information business in Palo Alto, California. As of December 31, 2009, we had multiple sublease and lease agreements covering approximately 263,000 square feet which expire between December 2010 and June 2013. Of the approximately 263,000 square feet leased, approximately 126,000 square feet of this space is currently subleased to others.

Item 3.    Legal Proceedings

        We are not currently a party to any material legal proceedings. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

Item 4.    (Removed and Reserved).

Executive Officers of the Registrant

        Our executive officers are as follows:

        Paul A. Friedman, M.D., age 67, joined Incyte as the Chief Executive Officer and a Director in November 2001. Dr. Friedman also serves as our President. From 1998 until October 2001, Dr. Friedman served as President of DuPont Pharmaceuticals Research Laboratories, a wholly owned subsidiary of DuPont Pharmaceuticals Company (formerly The DuPont Merck Pharmaceutical Company), from 1994 to 1998 he served as President of Research and Development of The DuPont Merck Pharmaceutical Company, and from 1991 to 1994 he served as Senior Vice President at Merck Research Laboratories. Prior to his work at Merck and DuPont, Dr. Friedman was an Associate Professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a Diplomate of the American Board of Internal Medicine and a Member of the American Society of Clinical Investigation. He received his A.B. in Biology from Princeton University and his M.D. from Harvard Medical School.

        Patricia S. Andrews, age 51, joined Incyte as Executive Vice President and Chief Commercial Officer in October 2008. From 1991 to October 2008, Ms. Andrews was employed by Pfizer in various roles of increasing responsibility in Corporate Strategic Planning and Worldwide Pharmaceutical Operations. Ms. Andrews was most recently Vice President, General Manager of the U.S. Oncology business unit and Vice President, Specialty Markets, responsible for U.S. marketing of oncology, ophthalmology, endocrinology, anti-infectives, HIV and all products still sold but no longer actively marketed in the United States. Prior to joining Pfizer, from 1985 to 1990, Ms. Andrews held various positions at Marine Midland Bank, including Vice President, Capital Finance. Ms. Andrews received her B.A. in history and political science from Brown University and her M.B.A. from the University of Michigan.

        David C. Hastings, age 48, has served as Executive Vice President and Chief Financial Officer since October 2003. From February 2000 to September 2003, Mr. Hastings served as Vice President, Chief Financial Officer, and Treasurer of ArQule, Inc. Prior to his employment with ArQule, Mr. Hastings was Vice President and Corporate Controller at Genzyme, Inc., where he was responsible for the management of the finance department. Prior to his employment with Genzyme, Mr. Hastings was the Director of Finance at Sepracor, Inc., where he was primarily responsible for Sepracor's internal and external reporting. Mr. Hastings is a Certified Public Accountant and received his B.A. in Economics at the University of Vermont.

        Brian W. Metcalf, Ph.D., age 64, has served as Executive Vice President and Chief Drug Discovery Scientist since February 2002. From March 2000 to February 2002, Dr. Metcalf served as Senior Vice President and Chief Scientific Officer of Kosan Biosciences Incorporated. From December 1983 to March 2000, Dr. Metcalf held a number of executive management positions with SmithKline Beecham, most recently as Senior Vice President, Discovery Chemistry and Platform Technologies. Prior to joining SmithKline Beecham, Dr. Metcalf held positions with Merrell Research Center from 1973 to 1983. Dr. Metcalf received his B.S. and Ph.D. in Organic Chemistry from the University of Western Australia.

        Patricia A. Schreck, age 56, joined Incyte as Executive Vice President and General Counsel in December 2003. Prior to joining Incyte, Ms. Schreck was Chief Patent Counsel at Elan Drug Delivery, Inc. Previously, she served as General Counsel for Genomics Collaborative, Inc. and diaDexus, Inc. (a SmithKline Beecham and Incyte joint venture). From 1992 through 1998, Ms. Schreck held a variety of senior patent and corporate legal positions at SmithKline Beecham. Ms. Schreck holds a B.A. in Chemistry and Biology from the University of Colorado and a J.D. from Villanova University School of Law. Ms. Schreck is admitted to practice before the United States Patent bar.

        Paula J. Swain, age 52, has served as Executive Vice President, Human Resources, of Incyte since August 2002 and joined the company as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol Meyers Squibb from October 2001 to January 2002, after they acquired DuPont Pharmaceuticals Company. From July 1998 to October

2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

        Richard S. Levy, M.D., age 52, has served as Executive Vice President and Chief Drug Development and Medical Officer since January 2009 and joined the company as Senior Vice President of Drug Development in August 2003. Prior to joining Incyte, Dr. Levy held positions of increasing responsibilities in drug development, clinical research and regulatory affairs at Celgene, from 2002 to 2003, DuPont Pharmaceuticals Company, from 1997 to 2002, and Sandoz (now part of Novartis), from 1991 to 1997. Prior to joining the pharmaceutical industry, Dr. Levy was Assistant Professor of Medicine at the UCLA School of Medicine. Dr. Levy is Board Certified in Internal Medicine and Gastroenterology and received his A.B. in Biology from Brown University and his M.D. from the University of Pennsylvania.

        Steven M. Friedman, M.D., age 64, has served as Executive Vice President of Biology and Preclinical Development since January 2009 and joined Incyte as Senior Vice President of Discovery Biology in January 2002. From February 2001 until joining Incyte, Dr. Friedman served as Vice President of Biology Research DuPont Pharmaceuticals Company and, subsequently, Bristol-Myers Squibb Company. From 1998 to 2001, he served as Executive Director of Immunological & Inflammatory Diseases Research DuPont Pharmaceuticals Company and in the same capacity for The DuPont Merck Pharmaceutical Company from 1997 to 1998. Prior to his work at DuPont Merck, Dr. Friedman was a Professor of Medicine at Cornell University Medical College. Dr. Friedman is a Diplomate of the American Board of Internal Medicine and a Member of the American Society of Clinical Investigation. He received his B.A. in Biochemistry from Princeton University and his M.D. from Cornell University Medical College. Dr. Paul A. Friedman and Dr. Steven M. Friedman are brothers.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock, $.001 par value per share, is traded on The NASDAQ Global Market (Nasdaq) under the symbol "INCY." The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on Nasdaq as reported in its consolidated transaction reporting system.

	High	Low
2008
First Quarter	$12.83	$8.33
Second Quarter	11.69	7.45
Third Quarter	10.42	7.01
Fourth Quarter	7.67	1.85
2009
First Quarter	$4.21	$2.03
Second Quarter	4.10	1.96
Third Quarter	8.18	3.22
Fourth Quarter	9.56	5.30

        As of December 31, 2009, our common stock was held by 290 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Item 6.    Selected Financial Data

Selected Consolidated Financial Data
(in thousands, except per share data)

        The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Revenues:
Contract revenues(1)	$5,755	$659	$29,852	$24,226	$—
License and royalty revenues	3,510	3,260	4,588	3,417	7,846

Total revenues	9,265	3,919	34,440	27,643	7,846
Costs and expenses:
Research and development	119,442	146,362	104,889	87,596	95,618
Selling, general and administrative	27,580	17,073	15,238	14,027	11,656
Other expenses(2)	2,011	(227)	(407)	2,884	1,356

Total costs and expenses	149,033	163,208	119,720	104,507	108,630

Loss from operations	(139,768)	(159,289)	(85,280)	(76,864)	(100,784)
Interest and other income, net	50	5,306	22,431	20,679	12,527
Interest expense	(32,125)	(24,937)	(24,032)	(17,911)	(16,052)
Loss on embedded derivative liability	(34,300)	—	—	—	(106)
Gain (loss) on redemption/repurchase of convertible senior and subordinated notes	(5,727)	—	—	(70)	506

Loss from continuing operations before income taxes	(211,870)	(178,920)	(86,881)	(74,166)	(103,909)
Benefit for income taxes	—	—	—	—	(552)

Loss from continuing operations	(211,870)	(178,920)	(86,881)	(74,166)	(103,357)
Gain from discontinued operation, net of tax	—	—	—	—	314

Net loss	(211,870)	$(178,920)	$(86,881)	$(74,166)	$(103,043)

Basic and diluted per share data	$(2.06)	$(1.99)	$(1.03)	$(0.89)	$(1.24)
Number of shares used in computation of basic and diluted per share data	102,943	89,785	84,185	83,799	83,321

(1)
2009 contract revenues relates to our collaborative research and license agreements with Novartis and Lilly. 2008, 2007 and 2006 contract revenues relate to our collaborative research and license agreement with Pfizer Inc.

(2)
2009, 2008, 2007 and 2005 charges relates to restructuring activity. 2006 charges relate to restructuring charges and $3.4 million paid to Invitrogen as a settlement fee.

	December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term and long-term marketable securities	$473,931	$217,783	$257,327	$329,810	$344,971
Working capital	523,229	155,157	227,817	278,421	326,119
Total assets	712,390	232,388	275,695	353,603	374,108
Convertible senior notes	308,059	130,969	122,180	113,981	—
Convertible subordinated notes	135,079	265,198	264,376	257,122	341,862
Stockholders' equity (deficit)	(102,384)	(220,750)	(159,517)	(84,908)	(19,397)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

        Our pipeline includes the following compounds:

Target/Drug Compound	Indication	Development Status
JAK1/2
INCB18424 (1)	Myelofibrosis	Phase III
INCB18424 (1)	Polycythemia Vera/Essential Thrombocythemia	Phase II
INCB18424 (1)	Other Hematologic Tumors	Phase I/II
INCB18424 (2)	Psoriasis	Phase IIb
INCB28050 (3)	Rheumatoid Arthritis	Phase II
c-MET
INCB28060 (4)	Solid Cancers	Phase I
Sheddase
INCB7839	Breast Cancer	Phase II
IDO
INCB24360	Oncology	IND Cleared
HSD1
INCB13739	Type 2 Diabetes	Phase IIb

(1)
We licensed rights outside the United States to Novartis and retained U.S. rights
(2)
This compound is a topical formulation; all others are an oral formulation
(3)
We licensed worldwide rights to Lilly and retained a co-development and co-promotion options
(4)
We licensed worldwide rights to Novartis and retained a co-development and co-promotion options

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

License Agreements

Novartis

        In November 2009, we entered into a Collaboration and License Agreement with Novartis International Pharmaceutical Ltd. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to INCB18424 and certain back-up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to INCB18424 in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our c-MET inhibitor compound INCB28060 and certain back-up compounds in all indications. We retained options to co-develop and to co-promote INCB28060 in the United States.

        We received an upfront payment of $150 million in December 2009 plus an immediate $60 million milestone payment in January 2010 earned for the start of the Phase III study for INCB18424 in Europe. We may be eligible to receive future additional payments if defined development and commercialization milestones are achieved and could receive tiered, double digit royalties on future INCB18424 sales outside of the United States. Each company is responsible for costs relating to the development and commercialization of the JAK inhibitor compound in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial.

        The Novartis agreement will continue on a program-by-program basis until Novartis has no royalty payment obligations with respect to such program or, if earlier, the termination of the agreement or any program in accordance with the terms of the agreement. The agreement may be terminated in its entirety or on a program-by-program basis by Novartis for convenience. The agreement may also be terminated by either party under certain other circumstances, including material breach.

Lilly

        In December 2009, we entered into a License, Development and Commercialization Agreement with Eli Lilly and Company. Under the terms of the Lilly agreement, Lilly received exclusive worldwide development and commercialization rights to INCB28050 and certain back-up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90 million, and we may be eligible to receive future additional payments based on the achievement of defined development, regulatory and commercialization milestones and could receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20% if the product is successfully commercialized.

        We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly will be responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

Pfizer

        In January 2006, we entered into a Collaborative Research and License Agreement with Pfizer Inc. for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days' notice. We received an upfront nonrefundable, non-creditable payment of $40 million in January 2006 and are eligible to receive additional future development and milestone payments.

Restructuring Programs

        In February 2004, we made the decision to discontinue further development of our information products line, close our Palo Alto headquarters and focus solely on the discovery and development of novel drugs. We still have a lease obligation for a facility in Palo Alto through March 2011. As a result of the long term nature of this remaining lease obligation, we will be recording a charge each period through the March 2011 termination date of the lease related to increases in the fair value of the lease obligations. The cash impact in 2009 from restructuring related charges was $6.2 million.

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

        We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue recognition;

  •
  Research and development costs;

  •
  Stock compensation;

  •
  Restructuring charges;

  •
  Investments; and

  •
  Convertible debt and derivative accounting;

        Revenue Recognition.    Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. We have entered into various types of agreements for access to our information databases and use of our intellectual property. Revenues are deferred for fees received before earned or until no further obligations exist. We exercise judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer's payment history and on the creditworthiness of the customer.

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

        Research and Development Costs.    Our policy is to expense research and development costs as incurred. We often contract with clinical research organizations (CROs) to facilitate, coordinate and perform agreed upon research and development of a new drug. To ensure that research and development costs are expensed as incurred, we record monthly accruals for clinical trials and preclinical testing costs based on the work performed under the contract.

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

        Stock Compensation.    Financial Accounting Standards Board (FASB) accounting guidance for stock compensation requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded stock compensation expense of $10.0 million, $15.0 million and $10.1 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

        Restructuring Charges.    We estimate costs associated with restructuring activities initiated after December 31, 2002, including costs resulting from the cost to exit the facilities used for our genomics business, the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease receipts and real estate broker fees. To form our estimates for these costs, we perform an assessment of the affected facilities and consider the current market conditions for each site. We also estimate our credit adjusted risk free interest rate in order to discount our projected lease payments. Our assumptions on either the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of fixed assets held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded.

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

        Due to the variable mix of common stock and series A preferred stock that would have been issued to satisfy the conversion of our 4.75% convertible senior notes due 2015 until we had reserved sufficient shares of our common stock, the embedded conversion feature was not considered indexed to our stock. As a result, the embedded conversion feature was not eligible for equity classification and was required to be bifurcated from the underlying debt instrument until we had reserved sufficient shares of our common stock. Accordingly, the fair value of the embedded conversion feature on September 30, 2009 of $148.1 million was recorded as a derivative liability and the carrying value of our 4.75% convertible senior notes was reduced to reflect a debt discount equal to the fair value of the embedded conversion feature. The derivative liability related to the conversion feature was revalued on November 24, 2009, the date we increased the number of shares of our common stock authorized for issuance in an amount sufficient to satisfy conversion of our 4.75% convertible senior notes. The fair value of the derivative liability was increased to $182.4 million as, among other factors, our stock price increased from September 30, 2009, and the change in fair market value of $34.3 million was recorded in earnings. As we had reserved sufficient shares of our common stock to satisfy the conversion provisions of our 4.75% convertible senior notes, the conversion feature is considered indexed to our stock and the fair value of the conversion feature had be reclassified from a liability into stockholders' deficit at December 31, 2009. The debt discount related to the derivative liability will be amortized to interest expense over the six year term of our 4.75% convertible senior notes using the effective interest method. We valued the embedded conversion feature using a single factor binomial lattice model, with the assistance of a valuation consultant. This model incorporates inputs such as stock price, historical volatility, risk free interest rate, equivalent bond yield, as well as assumptions about fundamental change and note holder behavior.

Results of Operations

Years Ended December 31, 2009 and 2008

        We recorded net losses from operations for the years ended December 31, 2009 and 2008 of $211.9 million and $178.9 million, respectively. On a basic and diluted per share basis, net loss from operations was $2.06 and $1.99 for the years ended December 31, 2009 and 2008, respectively.

Revenues

	For the Years Ended, December 31,
	2009	2008
	(in millions)
Contract revenues	$5.8	$0.7
License and royalty revenues	3.5	3.2

Total revenues	$9.3	$3.9

        Our contract revenues were $5.8 million and $0.7 million in 2009 and 2008, respectively. For the year ended December 31, 2009, contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods. The upfront fees related to the Novartis agreement includes a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consist of a $90.0 million upfront payment received in 2010. For the year ended December 31, 2008, contract revenues were derived from recognition of revenue associated with the Pfizer upfront fee and research services provided to Pfizer. The increase from 2008 to 2009 primarily relates to 2009 amortization of the upfront fee received from Novartis under our collaboration and license agreement.

        Our license and royalty revenues were $3.5 million and $3.2 million in 2009 and 2008, respectively. License and royalty revenues were derived from database subscriptions and licensing of our gene- and genomic-related intellectual property. We expect that revenues generated from information products, including licensing of gene- and genomic-related intellectual property, will decline as we focus on our drug discovery and development programs.

        For the year ended December 31, 2009 and 2008, revenues from companies considered to be related parties were $1.4 million and $1.1 million, respectively. Our related parties consist of companies in which members of our Board of Directors have invested, either directly or indirectly, or in which a member of our Board of Directors is an officer or holds a seat on the Board of Directors (other than an Incyte-held Board seat).

Operating Expenses

  Research and development expenses

	For the Years Ended, December 31,
	2009	2008
	(in millions)
Salary and benefits related	$38.8	$35.0
Stock compensation	7.1	10.7
Clinical research and outside services	57.8	84.1
Occupancy and all other costs	15.7	16.6

Total research and development expenses	$119.4	$146.4

        We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2008 to 2009 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The decrease in clinical research and outside services from 2008 to 2009 is primarily due to prioritization of our pipeline to focus on products we believe have a greater likelihood of creating near-term value. The decrease in occupancy and all other costs from 2008 to 2009 was primarily the result of decreased depreciation costs.

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

Selling, general and administrative expenses

	For the Years Ended, December 31,
	2009	2008
	($ in millions)
Salary and benefits related	$8.4	$6.3
Stock compensation	2.9	4.3
Other contract services and outside costs	16.3	6.5

Total selling, general and administrative expenses	$27.6	$17.1

        Salary and benefits related expense increased from 2008 to 2009 due to increased headcount. This increased headcount was due to initial sales and marketing preparations for the potential commercialization of INCB18424 for myeloproliferative neoplasms. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of initial marketing preparations for the potential commercialization of INCB18424 for myeloproliferative neoplasms as well as legal and transaction costs associated with our license agreements with Novartis and Lilly.

        Other expenses.    Other expenses for the years ended December 31, 2009 and 2008 were $2.0 million and $(0.2) million, respectively.

        In 2009, we recorded $0.4 million of expense in connection with our 2004 restructuring program and $1.6 million of expense in connection with our 2002 restructuring program.

        In 2008, we recorded $(0.4) million of benefit in connection with our 2004 restructuring program and $0.2 million of expense in connection with our 2002 restructuring program and a facility closed in connection with our acquisition of Maxia Pharmaceuticals, Inc..

Other income (expense)

        Interest and other income (expense), net.    Interest and other income (expense), net, for the years ended December 31, 2009 and 2008 was $0.1 million and $5.3 million, respectively. The decrease in 2009 from 2008 was primarily attributable to a lower average cash balance and lower interest rates during 2009 and a $1.3 million non-cash other-than-temporary impairment charge recorded in 2009.

        Interest expense.    Interest expense for the years ended December 31, 2009 and 2008 was $32.1 million and $24.9 million, respectively. The increase in 2009 from 2008 is primarily attributable to the increase in coupon interest and accretion of the discount related to our 4.75% convertible senior notes due 2015 issued in September 2009.

        Loss on embedded derivative liability.    The loss on embedded derivative liability related to the conversion feature on our 4.75% convertible senior notes due 2015 which was originally valued on September 30, 2009 at $148.1 million. On November 24, 2009, we increased the number of shares of our common stock authorized for issuance in an amount sufficient to satisfy conversion of our 4.75% convertible senior notes, and we recorded a mark-to-market adjustment in the value of the embedded derivative liability to $182.4 million as, among other factors, our stock price increased from September 30, 2009, which resulted in a $34.3 million non-cash charge. As a result of the increase in our common stock authorized for issuance, classification of this embedded derivative as a liability is no longer required, and we have reclassified it to additional-paid-in-capital.

        Loss on repurchase of convertible senior and subordinated notes.    During the year ended December 31, 2009, we repurchased $96.2 million of our 3 1/2% convertible senior notes due 2011 and $131.0 million of our 3 1/2% convertible subordinated notes due 2011. These repurchases resulted in a loss of $5.7 million primarily related to the pro rata share of the unamortized debt discount from the 3 1/2% convertible senior notes we repurchased during the year ended December 31, 2009.

        Provision (benefit) for income taxes.    Due to our net losses in 2009 and 2008, we did not have an annual income tax provision.

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

        Our contract revenues were $0.7 million and $29.8 million in 2008 and 2007, respectively. Contract revenues were derived from recognition of revenue associated primarily with the Pfizer $40.0 million upfront fee and research services provided to Pfizer. The decrease from 2008 to 2007 primarily relates to completion in early 2008 of the amortization of the upfront fee received from Pfizer under our collaborative research and license agreement. In addition, we received a $3.0 million milestone payment from Pfizer during 2007.

        Our license and royalty revenues were $3.2 million and $4.6 million in 2008 and 2007, respectively. License and royalty revenues were derived from database subscriptions and licensing of our gene- and genomic-related intellectual property.

        For the year ended December 31, 2008 and 2007, revenues from companies considered to be related parties, were $1.1 million and $0.6 million, respectively.

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

        Salary and benefits related expense decreased from 2007 to 2008 due to decreased incentive compensation expense. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. Other contract services and outside costs increased due to higher professional service fees.

        Other expenses.    Other expenses for the years ended December 31, 2008 and 2007 were $(0.2) million and $(0.4) million, respectively.

        In 2008, we recorded $(0.4) million of benefit in connection with our 2004 restructuring program and $0.2 million of expense in connection with our 2002 restructuring program and a facility closed in connection with our acquisition of Maxia Pharmaceuticals, Inc. In 2007, we recorded $0.7 million of expense in connection with our 2004 restructuring program and $0.9 million of benefit in connection with our 2002 restructuring program and a facility closed in connection with our acquisition of Maxia.

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

        Interest expense.    Interest expense for the years ended December 31, 2008 and 2007 was $24.9 million and $24.0 million, respectively. The increase in 2008 from 2007 is primarily attributable to the increase in accretion of the discount related to our 3 1/2% convertible senior notes due 2011 issued in September 2006.

        Provision (benefit) for income taxes.    Due to our net losses in 2008 and 2007, we did not have an annual income tax provision.

Recent Accounting Pronouncements

        In September 2006, the FASB issued new accounting guidance on fair value measurements. This guidance establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. We adopted this new accounting guidance effective January 1, 2008. Issued in February 2008, a FASB staff position removed leasing transactions from the scope of the new fair value guidance. Also in February 2008, the FASB issued authoritative guidance deferring the effective date of the fair value guidance for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We adopted this new accounting guidance for all nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

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

        In June 2008, the FASB issued new guidance related to assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock for the purposes of determining whether such equity-linked financial instrument (or embedded feature) is subject to derivative accounting. We adopted this new guidance effective January 1, 2009. Pursuant to this guidance, at September 30, 2009, in connection with the issuance of our 4.75% convertible senior notes due 2015, the fair value of the embedded conversion feature on September 30, 2009 of $148.1 million was recorded as a derivative liability and the carrying value of our 4.75% convertible senior notes was reduced to reflect a debt discount equal to the fair value of the embedded conversion feature. The derivative liability related to the conversion feature was revalued on November 24, 2009, the date we increased the number of shares of our common stock authorized for issuance in an amount sufficient to satisfy conversion of our 4.75% convertible senior notes, increasing the fair value of the derivative liability to $182.4 million as, among other factors, our stock price increased from September 30, 2009. The change in fair market value of $34.3 million was recorded in earnings. As we had reserved sufficient shares of our common stock to satisfy the conversion provisions of our 4.75% convertible senior notes, the conversion feature was considered indexed to our stock and the fair value of the conversion feature was reclassified from a liability into stockholders' deficit at December 31, 2009 in the accompanying consolidated balance sheet.

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

        In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management's assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009, and we adopted this guidance commencing with our June 30, 2009 consolidated financial statements. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

        In July 2009, the FASB issued the FASB Accounting Standards Codification. The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing literature of the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other sources. The Codification was effective for interim and annual periods ending after September 15, 2009. We adopted the Codification for the quarter ended September 30, 2009. There was no impact on our consolidated balance sheet and results of operations as this change is disclosure-only in nature.

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

Liquidity and Capital Resources

	2009	2008	2007
	(in millions)
December 31:
Cash, cash equivalents, and short-term and long-term marketable securities	$473.9	$217.8	$257.3
Working capital	$523.2	$155.2	$227.8
Year ended December 31:
Cash provided by (used in):
Operating activities	$12.4	$(140.9)	$(92.7)
Investing activities	$16.5	$105.9	$170.4
Financing activities	$242.3	$104.9	$12.3
Capital expenditures (included in investing activities above)	$0.4	$0.7	$1.2

        Sources and Uses of Cash.    Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since we were incorporated in 1991 through 1996 and in 1999 through 2009. As such, we have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. As of December 31, 2009, approximately $3.5 million of marketable securities were classified as long-term assets on the consolidated balance sheet as they had been in an unrealized loss position for longer than six months and we have the intent and ability to hold them until the carrying value recovers, which may be longer than one year. At December 31, 2009, we had available cash, cash equivalents, and short-term and long-term marketable securities of $473.9 million. Our cash and marketable securities balances are held in a variety of interest- bearing instruments including money market accounts, obligations of U.S. government agencies, high-grade corporate bonds, and asset backed and mortgage backed securities. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments. Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there had not been a significant impact to our financial position, results of operations or liquidity during 2009.

        Cash provided by (used in) Operating Activities.    The $153.2 million increase in cash provided by operating activities from 2008 to 2009 was due primarily to the impact of the upfront payment received in 2009 related to our recent collaboration and license agreement with Novartis. The $48.2 million increase in cash used in operating activities from 2007 to 2008 was due primarily to the increase in our net loss.

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

        Cash provided by Financing Activities.    During 2009, we received net proceeds of $132.3 million from the issuance of common stock in a public offering and net proceeds of $387.4 from the issuance of our 4.75% convertible senior notes due 2015 in a private placement. We also used $223.3 million to repurchase $227.2 million aggregate principal amount of our 3 1/2% convertible senior notes due 2011 and 3 1/2% convertible subordinated notes due 2011. We have also funded an escrow account of $56.2 million for the first six semi-annual interest payments on our 4.75% convertible senior notes. In addition, in 2009 we received $2.1 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2008, we received net proceeds of $101.7 million from the issuance of common stock. In addition, in 2008 we received $3.2 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2007, in connection with the collaborative research and license agreement, Pfizer purchased a $10.0 million convertible subordinated note. In addition, in 2007 we received $2.3 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.

        The following summarizes our significant contractual obligations as of December 31, 2009 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$139.0	$—	$119.0	$20.0	$—
Principal on convertible senior debt	455.6	—	55.6	—	400.0
Interest on convertible subordinated debt	6.2	4.1	2.1	—	—
Interest on convertible senior debt	117.0	21.0	39.0	38.0	19.0
Non-cancelable operating lease obligations:
Related to current operations	19.6	5.4	11.3	2.9	—
Related to vacated space	9.3	8.2	1.1	—	—

Total contractual obligations	$746.7	$38.7	$228.1	$60.9	$419.0

        The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.2 million (less than 1 year) and $0.4 million (years 1-3); these scheduled payments are not reflected in the above table. In addition, we have funded an escrow account of $56.2 million for the first six semi-annual interest payments on our 4.75% convertible senior notes due 2015; these scheduled payments are not reflected in the above table.

        The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

        Commitments related to Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of December 31, 2009.

        We have entered into and may in the future seek to license additional rights relating to technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

        In February 2010, the holders of $15.5 million aggregate principal amount of our 3 1/2% convertible senior notes due 2011 and $1.4 million aggregate principal amount of our 3 1/2% convertible subordinated notes due 2011 elected to convert their holdings into 1,502,851 shares of our common stock. On February 22, 2010 we redeemed all of the remaining outstanding 3 1/2% convertible senior notes due 2011 and 3 1/2% convertible subordinated notes due 2011 at a price equal to 100.5% of the principal amount of the notes plus accrued and unpaid interest of $0.1 million to the redemption date. We used a total of $158.6 million in cash to fund this redemption.

        We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with potential repayments of convertible subordinated notes purchased by Pfizer; expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis, Lilly and Pfizer; and expenditures in connection with strategic relationships and license agreements. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline or remain steady as we focus on drug discovery and development programs and, in 2010, will not represent a significant source of cash inflow for us.

        Until we can generate a sufficient amount of product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness. The indenture under which our 4.75% convertible senior notes due 2015 are issued contains a covenant that, among other things, limits our ability and the ability of any of our subsidiaries to incur additional indebtedness, create liens, or sell, lease, license, transfer or otherwise dispose of certain of our or their assets. We do not know whether additional funding will be available on acceptable terms, if at all. The credit markets and the financial services industry recently experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events generally made equity and debt financing difficult to obtain since their occurrence. If we are not able to secure additional funding when needed, we may have to scale back our operations, delay or eliminate one or more of our research or development programs, or attempt to obtain funds by entering into an agreement with a collaborator or licensee that would result in terms that are not favorable to us or relinquishing our rights in certain of our proprietary technologies or drug candidates.

Off Balance Sheet Arrangements

        We have no off-balance sheet arrangements other than those that are discussed above.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities, mortgage and asset-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of December 31, 2009, cash, cash equivalents and short-term and long-term marketable securities were $473.9 million, including a funded restricted cash escrow account of $56.2 million associated with the first six semi-annual interest payments on our 4.75% convertible senior notes due 2015. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2009 the decline in fair value would not be material.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Incyte Corporation

        We have audited the accompanying consolidated balance sheets of Incyte Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Corporation, at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Incyte Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 5, 2010

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$449,824	$178,767
Marketable securities—available-for-sale	20,594	19,257
Restricted cash	19,032	—
Accounts receivable	163,661	1,050
Prepaid expenses and other current assets	2,944	6,420

Total current assets	656,055	205,494
Marketable securities—available-for-sale	3,513	19,759
Restricted cash	37,191	—
Property and equipment, net	1,752	2,796
Intangible and other assets, net	13,879	4,339

Total assets	$712,390	$232,388

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$20,964	$15,679
Accrued compensation	13,418	9,330
Interest payable	7,094	5,273
Accrued and other current liabilities	17,441	14,893
Deferred revenue	67,030	62
Accrued restructuring	6,879	5,100

Total current liabilities	132,826	50,337
Convertible senior notes	308,059	130,969
Convertible subordinated notes	135,079	265,198
Deferred revenue	238,169	—
Other liabilities	641	6,634

Total liabilities	814,774	453,138

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 118,893,326 and 97,339,849 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	119	97
Additional paid-in capital	1,287,974	961,214
Accumulated other comprehensive gain (loss)	707	(2,747)
Accumulated deficit	(1,391,184)	(1,179,314)

Total stockholders' deficit	(102,384)	(220,750)

Total liabilities and stockholders' deficit	$712,390	$232,388

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Contract revenues	$5,755	$659	$29,852
License and royalty revenues	3,510	3,260	4,588

Total revenues	9,265	3,919	34,440
Costs and expenses:
Research and development	119,442	146,362	104,889
Selling, general and administrative	27,580	17,073	15,238
Other expenses	2,011	(227)	(407)

Total costs and expenses	149,033	163,208	119,720

Loss from operations	(139,768)	(159,289)	(85,280)
Interest and other income, net	50	5,306	22,431
Interest expense	(32,125)	(24,937)	(24,032)
Loss on embedded derivative liability	(34,300)	—	—
Loss on repurchase of convertible senior and subordinated notes	(5,727)	—	—

Net loss	$(211,870)	$(178,920)	$(86,881)

Basic and diluted per share data	$(2.06)	$(1.99)	$(1.03)
Shares used in computing basic and diluted net loss per share	102,943	89,785	84,185

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Net loss	$(211,870)	$(178,920)	$(86,881)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	2,200	(3,600)	(113)
Reclassification adjustment for realized (gains) losses on marketable securities	1,254	1,381	—

Other comprehensive income (loss)	3,454	(2,219)	(113)

Comprehensive loss	$(208,416)	$(181,139)	$(86,994)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 31, 2006	$84	$828,936	$(415)	$(913,513)	$(84,908)
Issuance of 222,654 shares of Common Stock upon exercise of stock options and 337,689 shares of Common Stock under the ESPP	1	2,325	—	—	2,326
Stock compensation expense	—	10,059	—	—	10,059
Other comprehensive loss	—	—	(113)	—	(113)
Net loss	—	—	—	(86,881)	(86,881)

Balances at December 31, 2007	$85	$841,320	$(528)	$(1,000,394)	(159,517)
Issuance of 289,031 shares of Common Stock upon exercise of stock options and 442,749 shares of Common Stock under the ESPP	—	3,226	—	—	3,226
Issuance of 12,075,000 shares of Common Stock	12	101,642	—	—	101,654
Stock compensation expense	—	15,026	—	—	15,026
Other comprehensive loss	—	—	(2,219)	—	(2,219)
Net loss	—	—	—	(178,920)	(178,920)

Balances at December 31, 2008	$97	$961,214	$(2,747)	$(1,179,314)	$(220,750)
Issuance of 104,919 shares of Common Stock upon exercise of stock options and 748,558 shares of Common Stock under the ESPP	1	2,060	—	—	2,061
Issuance of 20,700,000 shares of Common Stock	21	132,315	—	—	132,336
Stock compensation expense	—	9,980	—	—	9,980
Other comprehensive income	—	—	3,454	—	3,454
Reclassification of embedded derivative liability	—	182,405	—	—	182,405
Net loss	—	—	—	(211,870)	(211,870)

Balances at December 31, 2009	$119	$1,287,974	$707	$(1,391,184)	$(102,384)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(211,870)	$(178,920)	$(86,881)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash restructuring charges	2,011	(227)	(407)
Depreciation and amortization	16,690	13,071	12,963
Stock-based compensation	9,980	15,026	10,059
Loss on embedded derivative liability	34,300	—	—
Loss on repurchase of convertible senior and subordinated notes	5,727	—	—
Impairment of long-term investments and marketable securities	1,254	1,381	—
Realized loss (gain) on long-term investments and marketable securities, net	85	(700)	(8,479)
Changes in operating assets and liabilities:
Accounts receivable	(162,611)	501	522
Prepaid expenses and other assets	3,954	467	1,121
Accounts payable	5,285	7,873	1,890
Accrued and other liabilities	2,416	1,255	2,349
Deferred revenue	305,137	(587)	(25,831)

Net cash provided by (used in) operating activities	12,358	(140,860)	(92,694)

Cash flows from investing activities:
Capital expenditures	(387)	(698)	(1,153)
Purchases of marketable securities	—	—	(45,024)
Sales of marketable securities	1,212	58,846	135,150
Maturities of marketable securities	15,627	47,745	81,389

Net cash provided by investing activities	16,452	105,893	170,362

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	2,061	3,226	2,325
Net proceeds from issuance of common stock	132,336	101,654	—
Changes in restricted cash	(56,223)	—	—
Repurchase of convertible senior and subordinated notes	(223,289)	—	—
Net proceeds from issuance of convertible senior and subordinated notes	387,369	—	10,000

Net cash provided by financing activities	242,254	104,880	12,325

Change in currency translation adjustment	(7)	—	—
Net increase in cash and cash equivalents	271,057	69,913	89,993
Cash and cash equivalents at beginning of year	178,767	108,854	18,861

Cash and cash equivalents at end of year	$449,824	$178,767	$108,854

Supplemental Schedule of Cash Flow Information
Interest paid	$15,141	$14,064	$13,464

Taxes paid	$—	$—	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

        Organization and Business.    Incyte Corporation ("Incyte," "we," "us," or "our") is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a pipeline with programs focused primarily in the areas of oncology and inflammation.

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

        Concentrations of Credit Risk.    Cash, cash equivalents, marketable securities and trade receivables are financial instruments which potentially subject us to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. We primarily invest our excess available funds in notes and bills issued by the U.S. government and its agencies and corporate debt securities and, by policy, limit the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. Our customers for our information products are primarily pharmaceutical and biotechnology companies which are typically located in the United States and Europe and our other receivables relate to our collaborative agreements with pharmaceutical companies. We have not experienced any significant credit losses on cash, cash equivalents, marketable securities or trade receivables to date and do not require collateral on receivables.

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

        Accounts Receivable.    As of December 31, 2009 and 2008 we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks.

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

        Intangible and Other Assets.    Patent application costs relating to ongoing drug discovery and development are charged to expense as incurred. In prior years, costs of patents, patent applications and patent defense for gene and genomic patents were capitalized and amortized on a straight-line basis over their estimated useful lives of approximately five years.

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

        Financing Costs Related to Long-term Debt.    Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt using the effective interest method. Such costs are included in intangibles and other assets, net on the consolidated balance sheet.

        Net Income (Loss) Per Share.    Our basic and diluted losses per share are calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during all periods presented. Options to purchase stock and convertible debt are included in diluted earnings per share calculations, unless the effects are anti-dilutive.

        Accumulated Other Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2009	2008
	(in thousands)
Unrealized gains (losses) on marketable securities	$707	$(2,740)
Cumulative translation adjustment	—	(7)

	$707	$(2,747)

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        Revenue Recognition.    Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. We have entered into various types of agreements for access to our information databases and use of our intellectual property. Revenues are deferred for fees received before earned or until no further obligations exist. We exercise judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer's payment history and on the creditworthiness of the customer.

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

        In connection with our collaborative research and license agreement with Novartis International Pharmaceutical Ltd. ("Novartis"), we received an upfront non-refundable payment of $150.0 million in December 2009. Included in accounts receivable in the accompanying balance sheet at December 31, 2009 is $60.0 million due from Novartis for a milestone that was achieved in 2009 prior to the execution of the collaboration. Accordingly, this milestone was not deemed substantive. The total amount of $210.0 million was recorded as deferred revenue and will be recognized on a straight-line basis through December 2013, our estimated performance period under the agreement. In connection with our collaborative research and license agreement with Eli Lilly and Company ("Lilly") executed in 2009, we received an upfront non-refundable payment of $90.0 million in January 2010. The $90.0 million upfront fee is included in accounts receivable, was recorded as deferred revenue in the accompanying balance sheet at December 31, 2009 and will be recognized on a straight-line basis through December 2016, our estimated performance period under the agreement. In connection with our collaborative research and license agreement with Pfizer Inc. ("Pfizer"), we received an upfront non-refundable payment of $40.0 million in January 2006. The $40.0 million upfront fee was recorded as deferred revenue and was recognized on a straight-line basis over two years, our estimated performance period under the agreement. In February 2006 and October 2007, Pfizer purchased, for a total of $20.0 million, a convertible subordinated note due 2013 and a convertible subordinated note due 2014 (collectively, the "Pfizer Notes"). As the Pfizer Notes are

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

non-interest bearing, they have been discounted to their net present value. The difference between the cash received and the present value of the Pfizer Notes, plus the related beneficial conversion feature, totals $3.2 million for each note, which represented additional consideration from Pfizer under the agreement. We have accounted for this additional consideration as deferred revenue and have recognized it over our estimated performance period under the agreement. We recognized contract revenues for research services provided by our full time equivalents to Pfizer in the periods in which the services were performed. We received a $3.0 million milestone payment from Pfizer in the second quarter of 2007. Payments for all milestones that are deemed to be substantive milestones will be recognized as revenue upon the achievement of the associated milestone.

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

        Other Expenses.    We recognize other expenses in connection with our plans to exit certain activities including costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management. The recognition of other expenses requires our management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management's estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that they are adequate, that no excess accruals are retained, and that the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

        Stock-Based Compensation.    Financial Accounting Standards Board ("FASB") accounting guidance for stock compensation requires all share-based payment transactions with employees, including grants of

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

employee stock options, to be recognized as compensation expense over the requisite service period based on their fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $10.0 million, $15.0 million and $10.1 million of stock compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively.

Recent Accounting Pronouncements

        In September 2006, the FASB issued new accounting guidance on fair value measurements. This guidance establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. We adopted this new accounting guidance effective January 1, 2008. Also in February 2008, the FASB issued authoritative guidance deferring the effective date of the fair value guidance for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We adopted this new accounting guidance for all nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

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

        In June 2008, the FASB issued new guidance related to assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock for the purposes of determining whether such equity-linked financial instrument (or embedded feature) is subject to derivative accounting. We adopted this new guidance effective January 1, 2009. Pursuant to this guidance, at September 30, 2009, in connection with the issuance of our 4.75% convertible senior notes due 2015 (the "4.75% Senior Notes"), the fair value of the embedded conversion feature on September 30, 2009 of $148.1 million was recorded as a derivative liability and the carrying value of the 4.75% Senior Notes was reduced to reflect a debt discount equal to the fair value of the embedded conversion feature. The derivative liability related to the conversion feature was revalued on November 24, 2009, the date we increased the number of shares of our common stock authorized for issuance in an amount sufficient to satisfy conversion of the 4.75% Senior Notes, increasing the fair value of the derivative liability to $182.4 million as, among other factors, our stock price increased from September 30, 2009. The change in fair market value of $34.3 million was recorded in earnings. As we had reserved sufficient shares of our common stock to satisfy the conversion provisions of the 4.75% Senior Notes, the conversion feature was considered indexed to our stock and the fair value of the conversion feature was reclassified from a liability into stockholders' deficit at December 31, 2009 in the accompanying consolidated balance sheet .

        In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The guidance is effective for interim and annual periods ending after June 15, 2009, and we adopted this guidance commencing with our June 30, 2009 consolidated financial statements. During the three months ended June 30, 2009, we recorded an other than temporary impairment charge

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

on our marketable securities of $1.3 million, which is included in interest and other income, net in the accompanying consolidated statement of operations.

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

        In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management's assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009, and we adopted this guidance commencing with our June 30, 2009 consolidated financial statements. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

        In July 2009, the FASB issued the FASB Accounting Standards Codification (the "Codification"). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing literature of the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other sources. The Codification was effective for interim and annual periods ending after September 15, 2009. We adopted the Codification for the quarter ended September 30, 2009. There was no impact on our consolidated balance sheet and results of operations as this change is disclosure-only in nature.

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities

        The following is a summary of our marketable security portfolio as of December 31, 2009 and 2008, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2009
Mortgage backed securities	$8,546	$781	$(33)	$9,294
Asset-backed securities	3,500	—	(1)	3,499
Corporate debt securities	11,309	7	(2)	11,314

	$23,355	$788	$(36)	$24,107

December 31, 2008
U.S. Treasury notes	$2,121	$57	$—	$2,178
Mortgage backed securities	13,173	79	(1,694)	11,558
Asset-backed securities	3,582	—	(211)	3,371
Corporate debt securities	22,881	—	(972)	21,909

	$41,757	$136	$(2,877)	$39,016

        As of December 31, 2009, our marketable securities, excluding equity securities, had the following maturities:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than one year	$11,309	$11,314
Between one and two years	—	—
Between two and five years	—	—

	11,309	11,314
Mortgage and asset-backed securities	12,046	12,793

Total	$23,355	$24,107

        Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage and asset-backed securities, they are not categorized by contractual maturity.

Fair Value Measurements

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

        The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2009
Cash and cash equivalents	$449,824	$—	$—	$449,824
Marketable securities—available-for-sale	—	24,107	—	24,107
Restricted cash	56,223	—	—	56,223

Total assets	$506,047	$24,107	$—	$530,154

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities (Continued)

        The table below sets forth a summary of changes in fair value of our level 3 liabilities at December 31, 2009 (in thousands):

Level 3 Liabilities	December 31, 2009
Embedded derivative liability on 4.75% Convertible Senior Notes
Balance, beginning of year	$—
Initial value of embedded derivative upon issuance of the 4.75% Convertible Senior Notes	148,105
Change in market value of embedded derivative	34,300
Reclassification to additional paid in capital	(182,405)

Balance, December 31, 2009	$—

        Due to the variable mix of common stock and series A preferred stock that would have been issued to satisfy the conversion of the 4.75% Senior Notes until we had reserved sufficient shares of our common stock, the embedded conversion feature was not considered indexed to our stock. As a result, the embedded conversion feature was not eligible for equity classification and was required to be bifurcated from the underlying debt instrument until we had reserved sufficient shares of our common stock. Accordingly, the fair value of the embedded conversion feature on September 30, 2009 of $148.1 million was recorded as a derivative liability and the carrying value of the 4.75% Senior Notes was reduced to reflect a debt discount equal to the fair value of the embedded conversion feature. The derivative liability related to the conversion feature was revalued on November 24, 2009, the date we increased the number of shares of our common stock authorized for issuance in an amount sufficient to satisfy conversion of the 4.75% Senior Notes. The fair value of the derivative liability was increased to $182.4 million as, among other factors, our stock price increased from September 30, 2009, and the change in fair market value of $34.3 million was recorded in earnings. As we had reserved sufficient shares of our common stock to satisfy the conversion provisions of the 4.75% Senior Notes, the conversion feature is considered indexed to our stock and the fair value of the conversion feature has been reclassified from a liability into stockholders' deficit at December 31, 2009. The debt discount related to the derivative liability will be amortized to interest expense over the six year term of the 4.75% Senior Notes using the effective interest method. We valued the embedded conversion feature using a single factor binomial lattice model, with the assistance of a valuation consultant. This model incorporates inputs such as stock price, historical volatility, risk free interest rate, equivalent bond yield, as well as assumptions about fundamental change and note holder behavior.

        As of December 31, 2009, approximately $3.5 million of marketable securities were classified as long-term assets on the consolidated balance sheets as they have been in an unrealized loss position for longer than six months and we have the intent and ability to hold them until the carrying value recovers, which may be longer than one year.

        Net realized gains (losses) of $(1.3) million, $(1.6) million and $(0.4) million from sale or impairment of marketable securities were included in "Interest and other income/(expense), net" in 2009, 2008 and 2007, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Concentrations of Credit Risk

        We previously had entered into agreements licensing a portion of our intellectual property, with pharmaceutical, biotechnology and agricultural companies and academic institutions. Such agreements represented 100% of license and royalty revenues in 2009, 2008 and 2007. In addition, if a customer develops certain products utilizing our technology or proprietary information, we could potentially receive royalty and milestone payments. In December 2009, we entered into a license, development and commercialization Agreement with Lilly. In November 2009, we entered into a collaboration and license Agreement with Novartis. In November 2005, we entered into a collaborative research and license agreement with Pfizer, which became effective in January 2006.

        A single customer contributed 58%, 34% and 87% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

        Three customers comprised 100% and 78% of the accounts receivable balance as of December 31, 2009 and 2008, respectively.

Note 4. License Agreements

Novartis

        In November 2009, we entered into a Collaboration and License Agreement with Novartis International Pharmaceutical Ltd. Under the terms of the collaboration and license agreement, Novartis received exclusive development and commercialization rights outside of the United States to INCB18424 and certain back-up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to INCB18424 in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our c-MET inhibitor compound INCB28060 and certain back-up compounds in all indications. We retained options to co-develop and to co-promote INCB28060 in the United States.

        We received an upfront payment of $150 million in December 2009 plus an immediate $60 million milestone payment in January 2010 earned for the start of the Phase III study for INCB18424 in Europe. We may be eligible to receive future additional payments if defined development and commercialization milestones are achieved and could receive tiered, double digit royalties on future INCB18424 sales outside of the United States. Each company is responsible for costs relating to the development and commercialization of the JAK inhibitor compound in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial.

        The Novartis agreement will continue on a program-by-program basis until Novartis has no royalty payment obligations with respect to such program or, if earlier, the termination of the agreement or any program in accordance with the terms of the agreement. The agreement may be terminated in its entirety or on a program-by-program basis by Novartis for convenience. The agreement may also be terminated by either party under certain other circumstances, including material breach.

        We determined that there were two deliverables under the agreement: (i) the ex U.S. license for INCB18424 and (ii) our obligations in connection with our participation on the joint development committee for myelofibrosis and polycythemia vera/essential thrombocythemia. We concluded that these deliverables should be accounted for as a single unit of accounting and the $150.0 million upfront payment received in December 2009 and the immediate $60.0 million milestone payment received in January 2010

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. License Agreements (Continued)

should be recognized on a straight line basis through December 2013 when we estimate we will complete our obligations in connection with our participation on the joint development committee, our estimated performance period under the agreement. We have no further substantive obligations to Novartis after the completion of our obligations in connection with the joint development committee. All future milestone payments will be recognized as revenue upon the achievement of the associated milestone.

        At December 31, 2009 we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs will be recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payment. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded on a net basis. At December 31, 2009, $3.2 million of reimbursable costs are included in accounts receivable on the consolidated balance.

        Contract revenue under the Novartis agreement was $5.4 million for the year ended December 31, 2009.

Lilly

        In December 2009, we entered into a License, Development and Commercialization Agreement with Eli Lilly and Company. Under the terms of the Lilly agreement, Lilly received exclusive worldwide development and commercialization rights to INCB28050 and certain back-up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90 million, and we may be eligible to receive future additional payments based on the achievement of defined development, regulatory and commercialization milestones and could receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20% if the product is successfully commercialized.

        We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly will be responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

        We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co-development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016 our estimated performance period under the agreement. All milestone payments will be recognized as revenue upon the achievement of the associated milestone. Reimbursable costs incurred after the effective date with Lilly will be recorded on a net basis.

        Contract revenue under the Lilly agreement was $0.4 million for the year ended December 31, 2009.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. License Agreements (Continued)

Pfizer

        In January 2006, we entered into a Collaborative Research and License Agreement with Pfizer Inc. for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days' notice. We received an upfront nonrefundable, non-creditable payment of $40 million in January 2006 and are eligible to receive additional future development and milestone payments. We received a $3.0 million milestone payment from Pfizer in 2007.

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

        Contract revenues related to the upfront consideration received, research services provided to Pfizer, and the difference between the cash received and the present value of the Pfizer Notes, of approximately $0.7 million and $29.9 million were recognized for the years ended December 31, 2008 and 2007, respectively.

Note 5. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2009	2008
	(in thousands)
Office equipment	$648	$594
Laboratory equipment	14,204	14,051
Computer equipment	8,775	8,639
Leasehold improvements	2,152	2,112

	25,779	25,396
Less accumulated depreciation and amortization	(24,027)	(22,600)

	$1,752	$2,796

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Property and Equipment (Continued)

        Depreciation expense, including amortization expense of leasehold improvements, was $1.4 million, $1.8 million and $3.1 million for 2009, 2008 and 2007, respectively.

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

Note 7. Intangible and Other Assets

        Intangible and other assets consist of the following (in thousands):

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Gene and genomics-related patent costs	1,381	(1,381)	—	1,381	(1,300)	81
Debt issuance costs	21,479	(8,429)	13,050	8,582	(5,898)	2,684
Other assets	2,380	(1,551)	829	3,125	(1,551)	1,574

Total intangible and other assets	25,240	(11,361)	13,879	$13,088	$(8,749)	$4,339

        Debt issuance costs relate to costs incurred in connection with the private placements of our 4.75% Senior Notes, 3 1/2% Convertible Senior Notes due 2011 (the "3 1/2% Senior Notes") and 3 1/2% Convertible Subordinated Notes due 2011 (the "3 1/2% Subordinated Notes"). Amortization expense for the years ended December 31, 2009, 2008 and 2007 related to intangible assets was $2.6 million, $1.7 million and $1.9 million, respectively.

        In 2004, we sublet one of our existing facilities to a third party. Under the terms of the consent agreement with the facility's landlord, we were required to obtain a letter of credit in favor of the landlord in the amount of $2.6 million. The deposit and the related amount required under the letter of credit declines monthly on a pro-rata basis through March 2011, the remaining term of the lease agreement assigned. The deposit is included in other assets at December 31, 2009.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes

        The components of the Convertible Notes are as follows (in thousands):

			December 31,
			Carrying Amount
	December 31, 2009 Interest Rates
Debt		Maturities	2009	2008
3 1/2% Convertible Senior Notes due 2011	3.5%	2011	$51,435	$130,969
3 1/2% Convertible Subordinated Notes due 2011	3.5%	2011	119,011	250,000
4.75% Convertible Senior Notes due 2015	4.75%	2015	256,624	—
Pfizer Convertible Subordinated Note due 2013	0.0%	2013	8,420	7,963
Pfizer Convertible Subordinated Note due 2014	0.0%	2014	7,648	7,235

Less current portion			—	—

			$443,138	$396,167

        Annual maturities of all Convertible Notes are as follows:

2010	$—
2011	174,610
2012	—
2013	10,000
2014	10,000
Thereafter	400,000

$594,610

        The carrying amount and fair value of our Convertible Notes are as follows (in thousands):

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3 1/2% Convertible Senior Notes due 2011	$51,435	$58,774	$130,969	$81,972
3 1/2% Convertible Subordinated Notes due 2011	119,011	119,457	250,000	139,583
4.75% Convertible Senior Notes due 2015	256,624	400,000	—	—
Pfizer Convertible Subordinated Note due 2013	8,420	8,420	7,963	7,963
Pfizer Convertible Subordinated Note due 2014	7,648	7,648	7,235	7,235

	$443,138	594,299	$396,167	$236,753

        On September 30, 2009, we completed the sale, in a private placement, of $400.0 million aggregate principal amount of our 4.75% Senior Notes, which resulted in net proceeds of approximately $387.4 million. Entities affiliated with Julian C. Baker, one of our directors and principal stockholders (the "Baker Entities") purchased $160.0 million aggregate principal amount of 4.75% Senior Notes in this private placement.

        The 4.75% Senior Notes bear interest at the rate of 4.75% per year, payable semi-annually on April 1 and October 1, and are due October 1, 2015. The 4.75% Senior Notes are pari passu in right of payment

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes (Continued)

with the 3 1/2% Senior Notes and senior in right of payment to the 3 1/2% Subordinated Notes and the Pfizer Notes. The Indenture governing the 4.75% Senior Notes (the "Indenture") contains a covenant that, among other things, limits our ability and the ability of any of our subsidiaries to incur additional indebtedness, create liens, or sell, lease, license, transfer or otherwise dispose of certain of our or their assets. This covenant is subject to a number of exceptions, limitations and qualifications set forth in the Indenture. We may not redeem the 4.75% Senior Notes prior to their scheduled maturity date. If we undergo a fundamental change, as defined in the Indenture, subject to certain conditions, holders may require us to repurchase their 4.75% Senior Notes at a purchase price equal to 100% of the principal amount being purchased, plus accrued and unpaid interest, up to the date of purchase. The 4.75% Senior Notes are convertible into shares of our common stock at an initial conversion rate of 113.9601 shares per $1,000 principal amount of the 4.75% Senior Notes, equivalent to an initial conversion price of approximately $8.78 per share. In addition, if, and to the extent, a holder elects to convert any 4.75% Senior Notes in connection with a make-whole fundamental change transaction, as defined in the Indenture, we will, under certain circumstances, increase the applicable conversion rate by a number of additional shares of our common stock.

        In connection with the private placement of the 4.75% Senior Notes, we entered into a Pledge and Escrow Agreement, pursuant to which an aggregate of approximately $56.2 million was placed into an escrow account. Funds in the escrow account will be invested in Permitted Securities (as defined in the Pledge and Escrow Agreement), and a portion of the Permitted Securities may be redeemed or sold for cash to make each of the first six scheduled semi-annual interest payments on the 4.75% Senior Notes. Pursuant to the Pledge and Escrow Agreement, we have pledged our interest in the escrow account to the Trustee under the Indenture as security for these interest payments. The amounts held in escrow, totaling $56.2 million as of December 31, 2009, are included within restricted cash (short and long-term) in the consolidated balance sheet.

        During the year ended December 31, 2009, through various privately negotiated transactions, we repurchased $96.2 million in face value of our 3 1/2% Senior Notes and $131.0 million in face value of our 3 1/2% Subordinated Notes. Among these transactions were the repurchases from the Baker Entities, a related party, of $38.3 million in face value of our 3 1/2% Senior Notes at a purchase price equal to 98.74% of face value and $59.1 million in face value of our 3 1/2% Subordinated Notes at a purchase price equal to 97.88% of face value. The prices paid by us in the repurchase transactions with the Baker Entities were equal to the weighted average prices paid by us to independent third parties in comparable transactions for the balance of the notes repurchased during this period.

        Due to the variable mix of common stock and series A preferred stock that would have been issued to satisfy the conversion of the 4.75% Senior Notes until we had reserved sufficient shares of our common stock, the embedded conversion feature was not considered indexed to our stock. As a result, the embedded conversion feature was not eligible for equity classification and was required to be bifurcated from the underlying debt instrument until we had reserved sufficient shares of our common stock. Accordingly, the fair value of the embedded conversion feature on September 30, 2009 of $148.1 million was recorded as a derivative liability and the carrying value of the 4.75% Senior Notes was reduced to reflect a debt discount equal to the fair value of the embedded conversion feature. The derivative liability related to the conversion feature was revalued on November 24, 2009, the date we increased the number of shares of our common stock authorized for issuance in an amount sufficient to satisfy conversion of the 4.75% Senior Notes. The fair value of the derivative liability was increased to $182.4 million as, among other factors, our stock price increased from September 30, 2009, and the change in fair market value of

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes (Continued)

$34.3 million was recorded in earnings. As we had reserved sufficient shares of our common stock to satisfy the conversion provisions of the 4.75% Senior Notes, the conversion feature is considered indexed to our stock and the fair value of the conversion feature has been reclassified from a liability into stockholders' deficit at December 31, 2009. The debt discount related to the derivative liability will be amortized to interest expense over the six year term of the 4.75% Senior Notes using the effective interest method. We valued the embedded conversion feature using a single factor binomial lattice model, with the assistance of a valuation consultant. This model incorporates inputs such as stock price, historical volatility, risk free interest rate, equivalent bond yield, as well as assumptions about fundamental change and note holder behavior.

        In September 2006, we received proceeds of $111.9 million from the sale of $151.8 million aggregate principal amount of the 3 1/2% Senior Notes. The 3 1/2% Senior Notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15, and are due February 15, 2011. The 3 1/2% Senior Notes are convertible into shares of our common stock at an initial conversion rate of 89.1385 shares per $1,000 principal amount of the 3 1/2% Senior Notes, equivalent to an initial conversion price of approximately $11.22 per share. The 3 1/2% Senior Notes are senior in right of payment to our outstanding 3 1/2% Subordinated Notes and the Pfizer Notes due 2013 and 2014. The 3 1/2% Senior Notes were issued at a discount to par of approximately $39.9 million. The 3 1/2% Senior Notes accrete up to their face value over the 53 month term of the notes by recording interest expense under the effective interest method.

        In connection with the collaborative research and license agreement, Pfizer purchased a $10.0 million principal amount Pfizer Note in February 2006 and an additional $10.0 million principal amount Pfizer Note in October 2007. The Pfizer Notes bear no interest, are due seven years from the date of issuance and are convertible into our common stock at initial conversion prices of $6.8423 and $9.75 per share, respectively, subject to adjustments. The Pfizer Notes are subordinated to all senior indebtedness, including the 3 1/2% Senior Notes, and pari passu in right of payment with our 3 1/2% Subordinated Notes. We may, at our option, repay the Pfizer Notes beginning February 3, 2009 and October 10, 2010, respectively. Pfizer may require us to repay the Pfizer Notes upon a change of control, as defined. As the Pfizer Notes are non interest bearing, they have been discounted to their net present value of $6.8 million each by imputing interest at a rate of 4.5% and 3.9%, respectively, which represented market conditions in place at the time the notes were issued. The carrying value of the Pfizer Notes were $8.4 million and $7.6 million, respectively, at December 31, 2009. We will accrete the Pfizer Notes up to their face value over their term of seven years by recording interest expense under the effective interest method. The difference between the cash received and the present value of the Pfizer Notes plus the related beneficial conversion feature totals $3.2 million for each note, which represents additional consideration from Pfizer under the agreement. We have accounted for this additional consideration as deferred revenue and will recognize it over our estimated performance period under the agreement. Contract revenues related thereto of approximately $0.2 million and $4.7 million, respectively, were recognized for the years ended December 31, 2008 and 2007.

        In February and March 2004, in a private placement, we issued a total of $250.0 million of the 3 1/2% Subordinated Notes, which resulted in net proceeds of approximately $242.5 million. The notes bear interest at the rate of 3.5% per year, payable semi-annually on February 15 and August 15. The notes are subordinated to all senior indebtedness, including the 3 1/2% Senior Notes and 4.75% Senior Notes, and pari passu in right of payment with the Pfizer Notes. The notes are convertible into shares of our common stock at an initial conversion price of approximately $11.22 per share, subject to adjustments. Holders may require us to repurchase the notes upon a change in control, as defined.

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

2004 Restructuring (in thousands)

	Accrual Balance as of December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance as of December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance as of December 31, 2008	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance as of December 31, 2009
Lease commitments and related costs	$11,472	$571	$(2,864)	$9,179	$(585)	$(2,806)	$5,788	$256	$(2,680)	3,364
Other costs	—	125	(125)	—	153	(153)	—	138	(138)	—

Total	$11,472	$696	$(2,989)	$9,179	$(432)	$(2,959)	$5,788	$394	$(2,818)	3,364

        In February 2004, we announced a restructuring plan to close our information products research facility and headquarters in Palo Alto, California and move our headquarters to our Wilmington, Delaware pharmaceutical research and development facility. We continue to have a lease obligation for a facility extending through March 2011. As a result of the long term nature of the remaining lease obligation, we will be recording a charge each period through the March 2011 termination date of the lease related to increases in the fair value of the lease obligations which total approximately $0.1 million at December 31, 2009.

2002 Restructuring (in thousands)

	Accrual Balance as of December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance as of December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance as of December 31, 2008	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance as of December 31, 2009
Lease commitments and related costs	$10,000	$(282)	$(2,184)	$7,534	$228	$(1,831)	$5,931	$1,621	$(3,396)	4,156

        In November 2002, we announced plans to reduce our expenditures, primarily in research and development, through a combination of spending reductions, workforce reductions, and office consolidations. We currently have one remaining lease related to an exited site that is due to expire in December 2010. During the years ended December 31, 2009, 2008 and 2007, we recognized additional charges of $1.6 million, $0.2 million and $(0.3) million, respectively, primarily relating to this facility for lease expenses in excess of or less than amounts originally estimated. We estimated the costs based on the contractual terms of agreements and current real estate market conditions.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Other Expenses (Continued)

Maxia Acquisition (in thousands)

	Accrual Balance as of December 31, 2006	2007 Charges to Operations	2007 Charges Utilized	Accrual Balance as of December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance as of December 31, 2008	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance as of December 31, 2009
Lease commitments and related costs	$1,218	$(568)	$(376)	$274	$(23)	$(236)	$15	$(4)	$(11)	$—

        In 2007 we recorded $(0.6) million relating to facilities lease expenses in excess of amounts originally estimated for Maxia Pharmaceuticals, Inc. The operating lease related to the vacated facility expired in November 2008.

Note 10. Stockholders' Deficit

        Preferred Stock.    We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2009. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future. From September 30, 2009 to November 24, 2009 we had reserved 100,000 shares of preferred stock designated as series A preferred stock for issuance in connection with our 4.75% Senior Notes, as described in Note 8 above. On November 25, 2009, we filed a Certificate of Elimination of the Certificate of Designation of Series A Preferred Stock (the "Certificate of Elimination") with the Secretary of State of the State of Delaware relating to our Certificate of Designation of Series A Preferred Stock, which we had originally filed with the Secretary of State of the State of Delaware on September 29, 2009 (the "Certificate of Designation"). The Certificate of Elimination had the effect of eliminating from our Restated Certificate of Incorporation all matters set forth in the Certificate of Designation.

        Common Stock.    At the Special Meeting of Stockholders held on November 24, 2009, our stockholders approved an amendment to our Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 200,000,000 shares to 400,000,000 shares. Following the Special Meeting of Stockholders, we filed a Certificate of Amendment of the Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to amend our Restated Certificate of Incorporation to effect the increase in the number of authorized shares of our common stock.

        On September 30, 2009, we completed a public offering of 20,700,000 shares of our authorized but unissued common stock at a price to the public of $6.75 per share pursuant to an effective shelf registration statement, which resulted in net proceeds of approximately $132.3 million. The Baker Entities purchased an aggregate of 2,000,000 shares of common stock in this offering.

        On August 6, 2008, we completed a public offering of 12,075,000 shares of our common stock at a price to the public of $9.00 per share pursuant to an effective shelf registration statement, resulting in net proceeds of approximately $101.7 million after deducting the underwriting discount and offering expenses. The Baker Entities purchased an aggregate of 1,100,000 shares of common stock in this offering.

        Stock Compensation Plans.    As of December 31, 2009, we had reserved a total of 22,415,201 shares of our common stock for future issuance related to our stock plans as described below. Summaries of stock option activity for our stock option plans as of December 31, 2009, 2008 and 2007, and related information for the years ended December 31 are included in the plan descriptions below.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Stockholders' Deficit (Continued)

        1991 Stock Plan.    In November 1991, the Board of Directors adopted the 1991 Stock Plan (the "Stock Plan"), which was amended and restated for issuance of common stock to employees, consultants, and scientific advisors. Options issued under the plan are, at the discretion of the compensation committee of the Board of Directors, either incentive stock options, non-statutory stock options or restricted stock units. The exercise prices of incentive and non-statutory stock options granted under the plan are not less than the fair market value on the date of the grant, as determined by the Board of Directors. Options granted after February 2007 generally vest over three years, pursuant to a formula determined by our Board of Directors, and expire after seven years. Options granted prior to February 2007 generally vest over four years, pursuant to a formula determined by our Board of Directors, and expire after ten years. Certain options granted in 2002 vest pro rata monthly over three years and expire after ten years. In May 2007, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the Stock Plan from 22,350,000 to 25,350,000. In May 2008, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the Stock Plan from 25,350,000 to 29,350,000. In May 2009, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the Stock Plan from 29,350,000 to 30,475,000.

        Non-Employee Directors' Stock Option Plan.    In August 1993, the Board of Directors approved the 1993 Directors' Stock Option Plan (the "Directors' Plan"), which was later amended. The Directors' Plan provides for the automatic grant of options to purchase shares of common stock to our non-employee directors. In June 2005, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the plan from 1,100,000 to 1,500,000. In May 2009, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the Directors' Plan from 1,500,000 to 1,575,000.

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stockholders' Deficit (Continued)

        Activity under the combined plans was as follows:

		Shares Subject to Outstanding Options
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at December 31, 2006	3,790,481	10,094,147	$7.94
Additional authorization	3,000,000	—	—
Options granted	(2,892,975)	2,892,975	$7.07
Options exercised	—	(222,654)	$4.90
Options expired	18,000	(18,000)	$18.31
Options cancelled	311,963	(311,963)	$6.57

Balance at December 31, 2007	4,227,469	12,434,505	$7.81
Additional authorization	4,000,000	—	—
Options granted	(3,710,000)	3,710,000	$11.14
Options exercised	—	(289,031)	$5.51
Options expired	50,000	(50,000)	$17.81
Options cancelled	822,998	(822,998)	$7.46

Balance at December 31, 2008	5,390,467	14,982,476	$8.67
Additional authorization	1,200,000	—	—
Options granted	(3,250,000)	3,250,000	$3.24
Options exercised	—	(104,919)	$5.49
Options expired	76,974	(76,974)	$10.45
Options cancelled	69,892	(69,892)	$6.84

Balance at December 31, 2009	3,487,333	17,980,691	$7.71

        Options to purchase a total of 13,083,297, 9,679,227 and 7,593,670 shares as of December 31, 2009, 2008 and 2007, respectively, were exercisable and vested. The aggregate intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 were $0.2 million, $1.5 million and $0.7 million, respectively. At December 31, 2009 the aggregate intrinsic value of options outstanding and vested options are $41.3 million and $39.6 million, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Stockholders' Deficit (Continued)

        The following table summarizes information about stock options outstanding as of December 31, 2009 for the 1991 Stock Plan and the 1993 Directors' Stock Option Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.46 - $2.80	234,000	7.83	$2.71	—	N/A
$2.99 - $3.11	2,822,000	6.07	$3.11	2,500	$3.10
$3.36 - $5.43	1,252,118	4.64	$4.65	1,132,337	$4.72
$5.46 - $5.46	1,816,648	6.03	$5.46	1,777,174	$5.46
$5.67 - $7.04	1,392,200	4.13	$6.13	1,142,501	$6.16
$7.09 - $7.09	2,144,067	4.12	$7.09	2,023,679	$7.09
$7.10 - $8.99	3,515,689	4.88	$8.49	3,406,644	$8.52
$9.03 - $11.89	1,265,700	3.80	$10.81	1,101,168	$10.88
$11.98 - $11.98	2,676,700	5.10	$11.98	1,635,725	$11.98
$13.80 - $35.00	861,569	1.84	$16.33	861,569	$16.33

	17,980,691			13,083,297

        Employee Stock Purchase Plan.    On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan (the "ESPP"). In May 2006, our stockholders approved an increase in the number of shares available for grant from 3,100,000 shares to 3,850,000 shares. In May 2008, our stockholders approved an increase in the number of shares available for grant from 3,850,000 shares to 4,600,000 shares. In May 2009, our stockholders approved an increase in the number of shares available for grant from 4,600,000 shares to 5,350,000 shares. Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 748,558, 442,749 and 337,689 shares under the ESPP in 2009, 2008 and 2007, respectively. For the year ended December 31, 2009, 2008 and 2007 we recorded stock compensation expense of $0.6 million, $0.6 million and $0.4 million, respectively, as the ESPP is considered compensatory under the FASB stock compensation rules. As of December 31, 2009, 947,177 shares remain available for issuance under the ESPP.

Note 11. Stock Compensation

        Under FASB accounting guidance for stock compensation, we recorded $10.0 million, $15.0 million and $10.1 million, respectively, of stock compensation expense on our audited consolidated statement of operations for the year ended December 31, 2009, 2008 and 2007. We utilized the Black-Scholes valuation

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock Compensation (Continued)

model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Year Ended			Employee Stock Purchase Plan For the Year Ended
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007
Average risk-free interest rates	1.06%	2.05%	4.81%	0.96%	1.75%	4.09%
Average expected life (in years)	2.95	2.93	2.91	0.50	0.50	0.50
Volatility	72%	65%	65%	78%	84%	51%
Weighted-average fair value (in dollars)	1.52	4.87	3.22	0.78	1.59	1.24

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

        Total compensation cost of options granted but not yet vested, as of December 31, 2009, was $3.6 million, which is expected to be recognized over the weighted average period of 2.98 years.

Note 12. Income Taxes

        A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Benefit at U.S. federal statutory rate	$(74,155)	$(62,622)	$(30,408)
Unbenefitted net operating losses and tax credits	59,012	62,261	30,238
Non-deductible derivative liabilities	13,660	—	—
Other	1,483	361	170

Provision for income taxes	$—	$—	$—

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Continued)

        Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Federal and state net operating loss carryforwards	$475,000	$432,000
Federal and state research credits	50,000	45,000
Capitalized research and development	32,000	37,000
Deferred revenue and accruals	29,000	1,000
Non-cash compensation	9,000	7,000
Investments	6,000	7,000
Federal and state capital loss carryforwards	6,000	8,000
Other, net	3,000	5,000

Total gross deferred tax assets	610,000	542,000
Less valuation allowance for deferred tax assets	(610,000)	(542,000)

Net deferred tax assets	$—	$—

        The valuation allowance for deferred tax assets increased by approximately $68.0 million, $76.0 million and $36.0 million during the years ended December 31, 2009, 2008 and 2007, respectively. Approximately $62.0 million of the valuation allowance for deferred tax assets relates to benefits from stock option deductions which, if recognized, will be charged directly to additional paid in capital. Management believes the uncertainty regarding the realization of net deferred tax assets requires a full valuation allowance.

        As of December 31, 2009, we had federal and state net operating loss carryforwards of approximately $1.2 billion. We also had federal and state research and development tax credit carryforwards of approximately $51.0 million. The net operating loss carryforwards and tax credits will expire at various dates, beginning in 2010 through 2029, if not utilized. Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. We have not currently completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our formation, due to the significant complexity and related cost associated with such study. There also could be additional ownership changes in the future which may result in additional limitations in the utilization of these credits.

        We also had federal and state capital loss carryforwards of approximately $16.0 million that will expire beginning in 2010.

Note 13. Net Loss Per Share

        For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Stock options and potential common shares issuable upon conversion of the 4.75% Senior Notes, the 3 1/2%

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Net Loss Per Share (Continued)

Senior Notes, the 3 1/2% Subordinated Notes and the Pfizer Notes were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented. The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	2009	2008	2007
Outstanding stock options	17,980,691	14,982,476	12,434,505
Common shares issuable upon conversion of 4.75% Senior Notes	45,584,040	—	—
Common shares issuable upon conversion of 3 1/2% Senior Notes(1)	4,991,667	13,531,224	13,531,224
Common shares issuable upon conversion of 3 1/2% Subordinated Notes(1)	10,608,462	22,284,625	22,284,625
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641	1,025,641

Total potential common shares excluded from diluted net loss per share computation	81,651,997	53,285,462	50,737,491

(1)
In February 2010, the holders of $15.5 million of aggregate principal amount of the 3 1/2% Senior Notes and $1.4 million aggregate principal amount of the 3 1/2% Subordinated Notes elected to convert their holdings into 1,502,851 shares of common stock. On February 22, 2010 we redeemed all of the remaining outstanding 3 1/2% Senior Notes and 3 1/2% Subordinated Notes and, as such, common shares issuable upon conversion of the 3 1/2% Senior Notes and 3 1/2% Subordinated Notes will no longer be excluded from the diluted net loss per share computation.

Note 14. Segment Reporting

        Our operations are treated as one operating segment, drug discovery and development.

Note 15. Defined Contribution Plan

        We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $0.6 million, $0.6 million and $0.5 million in 2009, 2008 and 2007, respectively.

Note 16. Litigation

        From time to time we have been involved in certain legal actions arising in the ordinary course of business. In management's opinion, the outcome of such actions will not have a material adverse effect on our financial position, results of operations, or liquidity.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Related Party Transactions

        The following summarizes our related party transactions. In each of the transactions noted in which a director of Incyte was at the time of the transaction in some way affiliated with the other party to the transaction, such director recused himself from voting on the related party transaction.

        On September 30, 2009, we completed a public offering of 20,700,000 shares of our authorized but unissued common stock at a price to the public of $6.75 per share pursuant to an effective shelf registration statement, which resulted in net proceeds of approximately $132.3 million. The Baker Entities purchased an aggregate of 2,000,000 shares of our common stock in this offering.

        On September 30, 2009, we completed the sale, in a private placement, of $400.0 million aggregate principal amount of our 4.75% Senior Notes, which resulted in net proceeds of approximately $387.4 million. The Baker Entities purchased $160.0 million aggregate principal amount of 4.75% Senior Notes in this private placement. Through various privately negotiated transactions, we repurchased $96.2 million in face value of our 3 1/2% Senior Notes and $131.0 million in face value of our 3 1/2% Subordinated Notes. Among these transactions were the repurchases from the Baker Entities of $38.3 million in face value of our 3 1/2% Senior Notes at a purchase price equal to 98.74% of face value and $59.1 million in face value of our 3 1/2% Subordinated Notes at a purchase price equal to 97.88% of face value. The prices paid by us in the repurchase transactions with the Baker Entities were equal to the weighted average prices paid by us to independent third parties in comparable transactions for the balance of the notes repurchased during this period.

        On August 6, 2008, we completed a public offering of 12,075,000 shares of our authorized but unissued common stock at a price to the public of $9.00 per share pursuant to an effective shelf registration statement, resulting in net proceeds of approximately $101.7 million after deducting the underwriting discount and offering expenses. The Baker Entities purchased an aggregate of 1,100,000 shares of our common stock in this offering.

Note 18. Commitments

        As of December 31, 2009, we had non-cancelable operating leases on multiple facilities and equipment, including facilities in Palo Alto, California and Wilmington, Delaware. The leases expire on various dates ranging from December 2010 to June 2013. Certain leases have renewal options for periods ranging up to 5 years. Rent expense for the years ended December 31, 2009, 2008 and 2007, was approximately $5.4 million, $4.8 million and $4.6 million, respectively.

        As of December 31, 2009, future non-cancelable minimum payments under operating leases, including leases for sites included in the restructuring programs were as follows:

Year ended December 31,	Operating Leases
(in thousands)
2010	$13.6
2011	6.7
2012	5.7
2013	2.9
2014	—
Thereafter	—

Total minimum lease payments	$28.9

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Commitments (Continued)

        The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.2 million (less than 1 year) and $0.4 million (years 1-3).

        The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

        Commitments related to Maxia are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of December 31, 2009.

        We have entered into and may in the future seek to license additional rights relating to technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

Note 19. Interim Consolidated Financial Information (Unaudited)

(in thousands, except per share data)

	Fiscal 2009 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(1)	671	789	939	6,866
Net loss	(40,036)	(40,035)	(43,357)	(88,443)
Basic and diluted net loss per share	(0.41)	(0.41)	(0.44)	(0.74)
Shares used in computation of basic and diluted net loss per share	97,340	97,643	98,030	118,759

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Interim Consolidated Financial Information (Unaudited) (Continued)

	Fiscal 2008 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(2)	1,307	614	1,061	937
Net loss	(40,157)	(45,563)	(44,794)	(48,406)
Basic and diluted net loss per share	(0.47)	(0.54)	(0.48)	(0.50)
Shares used in computation of basic and diluted net loss per share	84,602	84,871	92,385	97,283

(1)
In November 2009 and December 2009, we entered into a collaborative research and license agreements with Novartis and Lilly, respectively. The December 31, 2009 quarter includes $5.4 million of contract revenues relating to these agreements.

(2)
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

Note 20.  Subsequent Event

        In February 2010 the holders of $15.5 million aggregate principal amount of the 3 1/2% Senior Notes and $1.4 million aggregate principal amount of the 3 1/2% Subordinated Notes elected to convert their holdings to 1,502,851 shares of common stock. On February 22, 2010, we redeemed all of the remaining outstanding 3 1/2% Senior Notes and 3 1/2% Subordinated Notes at a price equal to 100.5% of the principal amount of the notes plus accrued and unpaid interest of $0.1 million to the redemption date. We used a total of $158.6 million in cash to fund this redemption. This redemption resulted in a $5.0 million loss primarily related to the remaining unamortized debt discount from the 3 1/2% Senior Notes.

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

        Management's annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Incyte Corporation

        We have audited Incyte Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Incyte Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Incyte Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Incyte Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009 of Incyte Corporation and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 5, 2010

Item 9B.    Other Information

        On November 24, 2009, we held a Special Meeting of Stockholders.

        The following actions were taken at the Special Meeting:

        The amendment of our Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 200,000,000 shares to 400,000,000 shares was approved:

For	Against	Abstain	Broker Non-Votes
85,982,825	3,199,107	93,310	31,956,094

        The adjournment of the Special Meeting, if necessary, to solicit additional proxies in the event there were insufficient votes at the time of such adjournment to amend our Restated Certificate of Incorporation, was approved:

For	Against	Abstain	Broker Non-Votes
85,339,241	3,631,270	304,731	31,956,094

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2010 Annual Meeting of Stockholders to be held on May 18, 2010 (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

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
4.2
Indenture, dated as of February 19, 2004, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-114863)).
4.3.1†	Form of Convertible Subordinated Promissory Note (incorporated by reference to Exhibit 4.1 the Company's Current Report on Form 8-K/A filed February 6, 2006).
4.3.2
Schedule of notes issued by the Company in the form of Exhibit 4.3.1 (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
4.4
Indenture, dated as of September 26, 2006, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 28, 2006).

Exhibit Number	Description of Document
4.5	Indenture, dated as of September 30, 2009, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 30, 2009).
10.1#	1991 Stock Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.4#	1993 Directors' Stock Option Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.5#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.6
Lease Agreement dated June 19, 1997 between the Company and The Board of Trustees of the Leland Stanford Junior University (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.7#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.8#
Form of Restricted Stock Unit Agreement under the 1991 Stock Plan of Incyte Corporation (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.9#
Offer of Employment Letter, dated November 21, 2001, from the Company to Paul A. Friedman (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.10.1#
Employment Agreement, dated November 26, 2001, between Paul A. Friedman and the Company (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.10.2#
Amendment to Employment Agreement, effective as of January 1, 2009, between the Company and Paul A. Friedman. (incorporated by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.11.1
Sublease Agreement, dated June 16, 2003, between E. I. DuPont de Nemours and Company and the Company (incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.11.2*	Sixth Amendment of Lease, dated December 15, 2009, by and between E. I. DuPont de Nemours and Company and the Company.

Exhibit Number	Description of Document
10.12#	Offer of Employment Letter, dated September 2, 2003, from the Company to David C. Hastings (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.13#
Offer of Employment Letter, dated September 10, 2008, from the Company to Patricia S. Andrews (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.14.1#
Form of Employment Agreement, effective as of November 21, 2003 between the Company and Steven M. Friedman, David C. Hastings, Richard S. Levy, Brian W. Metcalf, Paula J. Swain, Patricia A. Schreck (effective date of December 8, 2003) and Patricia S. Andrews (effective date of October 20, 2008) (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.14.2#
Form of Amendment to Employment Agreement, effective as of January 1, 2009, between the Company and Patricia S. Andrews, Steven M. Friedman, David C. Hastings, Richard S. Levy, Brian W. Metcalf, Patricia A. Schreck and Paula J. Swain. (incorporated by reference to Exhibit 10.15.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.15†
Collaborative Research and License Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).
10.16
Note Purchase Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Overseas Pharmaceuticals (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed February 6, 2006).
10.17
Amendment No. 1 to the Note Purchase Agreement, by and between the Company and Pfizer Overseas Pharmaceuticals, dated as of January 4, 2007 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
10.18
Amendment No. 2 to the Note Purchase Agreement, by and among the Company, Pfizer Ireland Pharmaceuticals, and Pfizer Inc., dated as of October 10, 2007 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
10.19
Pledge and Escrow Agreement, dated as of September 30, 2009, by and among the Company, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as escrow agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 30, 2009).
10.20
Letter Agreement dated September 24, 2009 among the Company and the entities named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 30, 2009).
10.21*†	Collaboration and License Agreement, entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd.
10.22*†	License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company.
12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.

Exhibit Number	Description of Document
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 94 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCYTE CORPORATION
By:	/s/ PAUL A. FRIEDMAN Paul A. Friedman Chief Executive Officer

Date: March 5, 2010

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

Signature	Title	Date
/s/ PAUL A. FRIEDMAN Paul A. Friedman	Chief Executive Officer (Principal Executive Officer) and Director	March 5, 2010
/s/ DAVID C. HASTINGS David C. Hastings	Chief Financial Officer (Principal Financial Officer) and Director	March 5, 2010
/s/ LAURENT CHARDONNET Laurent Chardonnet	Vice President, Finance and Treasurer (Principal Accounting Officer)	March 5, 2010
/s/ RICHARD U. DESCHUTTER Richard U. Deschutter	Chairman	March 5, 2010
/s/ BARRY M. ARIKO Barry M. Ariko	Director	March 5, 2010
/s/ JULIAN C. BAKER Julian C. Baker	Director	March 5, 2010
/s/ PAUL A. BROOKE Paul A. Brooke	Director	March 5, 2010
/s/ JOHN F. NIBLACK John F. Niblack	Director	March 5, 2010
/s/ ROY A. WHITFIELD Roy A. Whitfield	Director	March 5, 2010

 EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of November 11, 2002, by and among the Company, Maxia Pharmaceuticals, Inc. and other parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 25, 2003).
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
4.2
Indenture, dated as of February 19, 2004, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-114863)).
4.3.1†	Form of Convertible Subordinated Promissory Note (incorporated by reference to Exhibit 4.1 the Company's Current Report on Form 8-K/A filed February 6, 2006).
4.3.2
Schedule of notes issued by the Company in the form of Exhibit 4.3.1 (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
4.4
Indenture, dated as of September 26, 2006, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 28, 2006).
4.5
Indenture, dated as of September 30, 2009, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 30, 2009).
10.1#	1991 Stock Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.4#	1993 Directors' Stock Option Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

Exhibit Number	Description of Document
10.5#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.6
Lease Agreement dated June 19, 1997 between the Company and The Board of Trustees of the Leland Stanford Junior University (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.7#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.8#
Form of Restricted Stock Unit Agreement under the 1991 Stock Plan of Incyte Corporation (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.9#
Offer of Employment Letter, dated November 21, 2001, from the Company to Paul A. Friedman (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.10.1#
Employment Agreement, dated November 26, 2001, between Paul A. Friedman and the Company (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.10.2#
Amendment to Employment Agreement, effective as of January 1, 2009, between the Company and Paul A. Friedman. (incorporated by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.11.1
Sublease Agreement, dated June 16, 2003, between E. I. DuPont de Nemours and Company and the Company (incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.11.2*	Sixth Amendment of Lease, dated December 15, 2009, by and between E. I. DuPont de Nemours and Company and the Company.
10.12#
Offer of Employment Letter, dated September 2, 2003, from the Company to David C. Hastings (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.13#
Offer of Employment Letter, dated September 10, 2008, from the Company to Patricia S. Andrews (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.14.1#
Form of Employment Agreement, effective as of November 21, 2003 between the Company and Steven M. Friedman, David C. Hastings, Richard S. Levy, Brian W. Metcalf, Paula J. Swain, Patricia A. Schreck (effective date of December 8, 2003) and Patricia S. Andrews (effective date of October 20, 2008) (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.14.2#
Form of Amendment to Employment Agreement, effective as of January 1, 2009, between the Company and Patricia S. Andrews, Steven M. Friedman, David C. Hastings, Richard S. Levy, Brian W. Metcalf, Patricia A. Schreck and Paula J. Swain. (incorporated by reference to Exhibit 10.15.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit Number	Description of Document
10.15†	Collaborative Research and License Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).
10.16
Note Purchase Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Overseas Pharmaceuticals (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed February 6, 2006).
10.17
Amendment No.1 to the Note Purchase Agreement, by and between the Company and Pfizer Overseas Pharmaceuticals, dated as of January 4, 2007 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
10.18
Amendment No.2 to the Note Purchase Agreement, by and among the Company, Pfizer Ireland Pharmaceuticals, and Pfizer Inc., dated as of October 10, 2007 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
10.19
Pledge and Escrow Agreement, dated as of September 30, 2009, by and among the Company, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as escrow agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 30, 2009).
10.20
Letter Agreement dated September 24, 2009 among the Company and the entities named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 30, 2009).
10.21*†	Collaboration and License Agreement, entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd.
10.22*†	License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company.
12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 94 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).

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