Form 10-Q
period 2010-03-31
INCYTE CORP
filed 2010-05-06
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 121,133,647 as of April 30, 2010.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2010	December 31, 2009*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$404,746	$449,824
Marketable securities—available-for-sale	17,494	20,594
Restricted cash	19,045	19,032
Accounts receivable, net	5,253	163,661
Prepaid expenses and other current assets	4,269	2,944

Total current assets	450,807	656,055

Marketable securities—available-for-sale	14	3,513
Restricted cash	37,447	37,191
Property and equipment, net	1,808	1,752
Other assets	12,587	13,879

Total assets	$502,663	$712,390

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,304	$20,964
Accrued compensation	7,842	13,418
Interest payable	9,553	7,094
Accrued and other current liabilities	14,537	17,441
Deferred revenue	67,020	67,030
Accrued restructuring	5,688	6,879

Total current liabilities	117,944	132,826

Convertible senior notes	261,408	308,059
Convertible subordinated notes	16,292	135,079
Deferred revenue	221,432	238,169
Other liabilities	—	641

Total liabilities	617,076	814,774

Stockholders’deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 121,079,606 and 118,893,326 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	121	119
Additional paid-in capital	1,311,181	1,287,974
Accumulated other comprehensive gain	1,198	707
Accumulated deficit	(1,426,913)	(1,391,184)
Total stockholders’ deficit	(114,413)	(102,384)

Total liabilities and stockholders’deficit	$502,663	$712,390

*      The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Contract revenues	$16,737	$—
License and royalty revenues	551	671

Total revenues	17,288	671

Costs and expenses:
Research and development	31,439	29,587
Selling, general and administrative	5,794	4,821
Other expenses	(115)	509

Total costs and expenses	37,118	34,917

Loss from operations	(19,830)	(34,246)
Interest and other income (expense), net	195	548
Interest expense	(11,779)	(6,338)
Loss on debt redemption	(3,988)	—

Loss before income taxes	(35,402)	(40,036)

Provision for income taxes	327	—

Net loss	(35,729)	(40,036)

Basic and diluted net loss per share:	$(0.30)	$(0.41)

Shares used in computing basic and diluted net loss per share	119,727	97,340

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009

Net loss	$(35,729)	$(40,036)

Other comprehensive gain:
Unrealized gain on marketable securities	491	675
Other comprehensive gain	491	675

Comprehensive loss	$(35,238)	$(39,361)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(35,729)	$(40,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	(115)	509
Depreciation and amortization	6,396	2,509
Stock-based compensation	3,121	3,360
Loss on debt redemption	3,988	—
Changes in operating assets and liabilities:
Accounts receivable	158,408	311
Prepaid expenses and other assets	(1,661)	380
Accounts payable	(7,660)	(595)
Accrued and other current liabilities	(7,178)	(9,183)
Deferred revenue	(16,747)	10
Net cash provided by (used in) operating activities	102,823	(42,735)
Cash flows from investing activities:
Capital expenditures	(306)	(95)
Sales and maturities of marketable securities	6,822	3,161
Net cash provided by investing activities	6,516	3,066
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	4,227	—
Redemption of convertible notes	(158,644)	—
Net cash used in financing activities	(154,417)	—
Net decrease in cash and cash equivalents	(45,078)	(39,669)
Cash and cash equivalents at beginning of period	449,824	178,767
Cash and cash equivalents at end of period	$404,746	$139,098

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1.     Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a pipeline with programs focused primarily in the areas of oncology and inflammation.

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of March 31, 2010 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2010 and 2009, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2009 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The impact of the adoption of these amendments will depend on the nature of the arrangements that we enter into subsequent to the date we adopt the amendments.

In January 2010, an amendment to the FASB fair value guidance was issued. This amendment requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. We adopted the amendment during the first quarter 2010, which had no impact on our condensed consolidated financial statements as this change is disclosure-only in nature.

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

Our marketable securities consist of investments in corporate debt securities, mortgage and asset-backed securities, U.S. Treasury notes, and other U.S. government agency securities that are classified as available-for-sale. We classify marketable securities available to fund current operations as current assets on the condensed consolidated balance sheet. Marketable securities are classified as long-term assets on the condensed consolidated balance sheets if (i) they have been in an unrealized loss position for longer than six months and (ii) we have the ability to hold them until the carrying value is recovered and such holding period may be longer than one year.

Our Level 2 mortgage backed securities and corporate debt securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of March 31, 2010
Cash and cash equivalents	$404,746	$—	$—	$404,746
Mortgage backed securities	—	8,695	—	8,695
Corporate debt securities	—	8,813	—	8,813
Restricted cash	56,492	—	—	56,492
Total assets	$461,238	$17,508	$—	$478,746

The following is a summary of our marketable security portfolio as of March 31, 2010 and December 31, 2009, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2010
Mortgage backed securities	$7,724	$971	$—	$8,695
Corporate debt securities	8,809	4	—	8,813
	$16,533	$975	$—	$17,508
December 31, 2009
Mortgage backed securities	$8,546	$781	$(33)	$9,294
Asset-backed securities	3,500	—	(1)	3,499
Corporate debt securities	11,309	7	(2)	11,314
	$23,355	$788	$(36)	$24,107

4.     Concentration of credit risk

For the three months ended March 31, 2010, one customer contributed 78% of revenues.  For the three months ended March 31, 2009, one customer contributed 48% of revenues.

Three customers comprised 89% of the accounts receivable balance at March 31, 2010. Three customers comprised 100% of the accounts receivable balance at December 31, 2009.

5.     License agreements

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

We received an upfront payment of $150.0 million in December 2009 plus an immediate $60.0 million milestone payment in January 2010 earned for the start of the Phase III study for INCB18424 in Europe. We may be eligible to receive future additional payments if defined development and commercialization milestones are achieved and could receive tiered, double digit royalties on future INCB18424 sales outside of the United States. Each company is responsible for costs relating to the development and commercialization of the JAK inhibitor compound in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial.

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

We determined that there were two deliverables under the agreement: (i) the ex U.S. license for INCB18424 and (ii) our obligations in connection with our participation on the joint development committee for myelofibrosis and polycythemia vera/essential thrombocythemia. We concluded that these deliverables should be accounted for as a single unit of accounting and the $150.0 million upfront payment received in December 2009 and the immediate $60.0 million milestone payment received in January 2010 should be recognized on a straight line basis through December 2013 when we estimate we will complete our obligations in connection with our participation on the joint development committee, our estimated performance period under the agreement. We have no further substantive obligations to Novartis after the completion of our obligations in connection with the joint development committee. All future milestone payments will be recognized as revenue upon the achievement of the associated milestone.

At December 31, 2009 we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs will be recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payment. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded on a net basis. At March 31, 2010, $3.5 million of reimbursable costs are included in accounts receivable on the condensed consolidated balance sheet.

Contract revenue under the Novartis agreement was $13.5 million for the three months ended March 31, 2010.

Lilly

In December 2009, we entered into a License, Development and Commercialization Agreement with Eli Lilly and Company. Under the terms of the Lilly agreement, Lilly received exclusive worldwide development and commercialization rights to INCB28050 and certain back-up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90.0 million, and we may be eligible to receive future additional payments based on the achievement of defined development, regulatory and commercialization milestones and could receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20% if the product is successfully commercialized.

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

We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co-development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016, our estimated performance period under the agreement. All milestone payments will be recognized as revenue upon the achievement of the associated milestone. Reimbursable costs incurred after the effective date with Lilly will be recorded on a net basis.  At March 31, 2010, $0.8 million of reimbursable costs are included in accounts receivable on the condensed consolidated balance sheet.

Contract revenue under the Lilly agreement was $3.2 million for the three months ended March 31, 2010.

6.     Stock compensation

We recorded $3.1 million and $3.4 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009, respectively.  We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Three Months Ended		Employee Stock Purchase Plan For the Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Average risk-free interest rates	1.20%	1.05%	1.02%	0.81%
Average expected life (in years)	2.99	2.98	0.24	0.24
Volatility	75%	72%	49%	99%
Weighted-average fair value (in dollars)	4.61	1.45	0.58	1.49

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

Total compensation cost of options granted but not yet vested, as of March 31, 2010, was $12.6 million, which is expected to be recognized over the weighted average period of 2.94 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2009	3,487,333	17,980,691	$7.71
Options granted	(2,771,753)	2,771,753	9.48
Options exercised	—	(692,429)	6.10
Options cancelled	9,895	(9,895)	8.00
Balance at March 31, 2010	725,475	20,050,120	$8.00
Exercisable, March 31, 2010	—	14,002,199	$8.20

7.     Debt

In February, 2010 we redeemed all of the remaining outstanding 3½% convertible senior notes due 2011 (the “3½% Senior Notes”) and 3½% convertible subordinated notes due 2011 (the “3½% Subordinated Notes”) at a price equal to 100.5% of the principal amount of the notes plus accrued and unpaid interest of $0.1 million to the redemption date. We used a total of $158.6 million in cash to fund these redemptions.  These redemptions resulted in a loss of $4.0 million for the three months ended March 31, 2010 primarily related to the unamortized debt discount from the 3½% Senior Notes we redeemed.  Also in February 2010, the holders of $15.5 million aggregate principal amount of our 3½% Senior Notes  and $1.4 million aggregate principal amount of our 3½%  Subordinated Notes  elected to convert their holdings into 1,502,851 shares of our common stock.

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3½% Senior Notes	$—	$—	$51,435	$58,774
3½% Subordinated Notes	—	—	119,011	119,457
Pfizer Convertible Subordinated Note due 2013	8,538	8,538	8,420	8,420
Pfizer Convertible Subordinated Note due 2014	7,754	7,754	7,648	7,648
4.75% Convertible Senior Notes due 2015	261,408	400,000	256,624	400,000
	$277,700	$416,292	$443,138	$594,299

8.     Income Taxes

The provision for income taxes for the three months ended March 31, 2010 is for the estimated alternative minimum tax liability which results in 2010 from the recognition for tax purposes of the remaining deferred revenue related to the upfront payments received from Novartis and Lilly.  There was no similar alternative minimum tax liability in 2009.

9.     Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Stock options and potential common shares issuable upon conversion of the 4.75% convertible senior notes due 2015 (the “4.75% Senior Notes”), the 3½% Senior Notes, the 3½% Subordinated Notes and the convertible subordinated notes issued to Pfizer Inc. were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented. The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	March 31,
	2010	2009
Outstanding stock options	20,050,120	17,854,945
Common shares issuable upon conversion of 4.75% Senior Notes	45,584,040	—
Common shares issuable upon conversion of 3½% Senior Notes	—	13,531,224
Common shares issuable upon conversion of 3½% Subordinated Notes	—	22,284,625
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641
Total potential common shares excluded from diluted net loss per share computation	68,121,297	56,157,931

10.     Segment reporting

Our operations are treated as one operating segment, drug discovery and development.

11.     Other expenses

Below is a summary of the activity related to our restructuring programs for the three months ended March 31, 2010. The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable. The accrual balances for the restructuring plans are included in accrued restructuring and other liabilities (long-term) in the consolidated balance sheets.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2009	2010 Charges to Operations	2010 Charges Utilized	Accrual Balance at March 31, 2010
	(in thousands)
Lease commitment and related costs	$15,497	$3,364	$48	$(675)	$2,737
Other costs	—	—	35	(35)	—
Restructuring expenses	$15,497	$3,364	$83	$(710)	$2,737

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance at December 31, 2009	2010 Charges to Operations	2010 Charges Utilized	Accrual Balance at March 31, 2010
	(in thousands)
Lease commitment and related costs	$16,155	$4,156	$(198)	$(1,007)	$2,951

12.     Subsequent event

We expect to receive $30.0 million from Lilly in connection with a milestone for our JAK1/JAK2 inhibitor, INCB28050 and a $3.0 million milestone payment from Pfizer for our CCR2 antagonist program.   We expect to receive these milestone payments in the quarter ending June 30, 2010.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2010 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K previously filed with the SEC.

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

•                  the regulatory approval process and plans to commercialize our products in the United States and abroad;

•                  potential benefits and indications of our product candidates and other compounds under development;

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

•                  the decrease in revenues from our information product-related activities;

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

•                  risks relating to our collaborators’ ability to develop and commercialize product candidates;

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

Overview

Incyte is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a broad pipeline with programs focused primarily in the areas of oncology and inflammation. We focus our efforts on clinical programs that we believe have the greatest likelihood of creating near-and long-term value and on compounds that we believe a company of our size can effectively develop and commercialize on its own.  For compounds that are outside of our core therapeutic and/or geographic areas, target large primary care indications or require lengthy and expensive clinical development programs, we have established or are seeking to establish strategic relationships to support development and commercialization.  Our highest priority programs involve our janus kinase (JAK) inhibitors, which include oral INCB18424 for hematologic and oncology indications and oral INCB28050 for chronic inflammatory and autoimmune diseases.

Oral INCB18424 is in Phase III development as a treatment for myelofibrosis, the most advanced of the myeloproliferative neoplasms, and Phase II development for two of the other myeloproliferative neoplasms, polycythemia vera and essential thrombocythemia. In November 2009, we established a collaboration for this program with Novartis International Pharmaceutical Ltd. in which Novartis received exclusive development and commercialization rights outside of the United States to oral INCB18424 for all hematologic and oncology indications, as well as worldwide rights to our cMET inhibitor, INCB28060. We retained exclusive development and commercialization rights to oral INCB18424 in the United States for all hematologic and oncology indications.

Oral INCB28050 is in Phase II development for rheumatoid arthritis. In December 2009 we established a collaboration for this program with Eli Lilly and Company. Lilly received exclusive worldwide development and commercialization rights to INCB28050. We retained a co-development and co-promotion option. We believe these strategic relationships increase the likelihood of the successful development and commercialization of these compounds.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•                  Revenue recognition;

•                  Research and development costs;

•                  Stock compensation;

•                  Restructuring charges;

•                  Investments; and

•                  Convertible debt and derivative accounting.

Revenue Recognition.  Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. Revenues are deferred for fees received before earned or until no further obligations exist. We exercise judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

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

Stock Compensation.  Financial Accounting Standards Board (FASB) accounting guidance for stock compensation requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded stock compensation expense of $3.1 million and $3.4 million, for the three months ended March 31, 2010 and 2009, respectively.

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

Results of Operations

We recorded a net loss of $35.7 million and basic and diluted net loss per share of $0.30 for the three months ended March 31, 2010 as compared to a net loss of $40.0 million and basic and diluted net loss per share of $0.41 in the corresponding period in 2009.

Revenues.

	For the three months ended, March 31,
	2010	2009
	(in millions)
Contract revenues	$16.7	$—
License and royalty revenues	0.6	0.7
Total revenues	$17.3	$0.7

Our contract revenues were $16.7 million and $0.0 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods. The upfront fees related to the Novartis agreement includes a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consist of a $90.0 million upfront payment received in 2010.

Our license and royalty revenues were $0.6 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. License and royalty revenues were derived from licensing of our gene- and genomic-related intellectual property. We expect that license and royalty revenues will decline as we focus on our drug discovery and development programs.

Operating Expenses.

Research and development expenses.

	For the three months ended, March 31,
	2010	2009
	(in millions)
Salary and benefits related	$10.6	$9.5
Stock compensation	2.2	2.5
Clinical research and outside services	14.7	14.0
Occupancy and all other costs	3.9	3.6

Total research and development expenses	$31.4	$29.6

We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three months ended March 31, 2009 to the three months ended March 31, 2010 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services from the three months ended March 31, 2009 to the three months ended March 31, 2010 is primarily due the advancement of our pipeline and expenses related to our Phase III oncology program. The increase in occupancy and all other costs from the three months ended March 31, 2009 to the three months ended March 31, 2010 was primarily the result of increased laboratory expenses.  Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.  Research and development expenses for the three months ended March 31, 2010 are net of $2.6 million of costs reimbursed by our collaborative partners.

Selling, general and administrative expenses.

	For the three months ended, March 31,
	2010	2009
	(in millions)
Salary and benefits related	$2.3	$1.9
Stock compensation	0.9	0.9
Other contract service and outside costs	2.6	2.0

Total selling, general and administrative expenses	$5.8	$4.8

Salary and benefits related expense increased from the three months ended March 31, 2009 to the three months ended March 31, 2010 due to increased headcount. This increased headcount was due to initial sales and marketing preparations for the potential commercialization of INCB18424 for myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of initial marketing preparations for the potential commercialization of INCB18424 for myelofibrosis.

Other expenses.  Total other expenses for the three months ended March 31, 2010 was $(0.1) million compared to $0.5 million for the corresponding period in 2009, and represent (benefits) charges recorded in connection with previously announced restructuring programs.

Interest and Other Income (Expense), Net.     Interest income for the three months ended March 31, 2010 was $0.2 million as compared to $0.5 million for the corresponding period in 2009.  The decrease is due to a lower yield for the three months ended March 31, 2010 as compared to the corresponding period in 2009.

Interest Expense.    Interest expense for the three months ended March 31, 2010 and 2009 was $11.8 million and $6.3 million, respectively. The increase from the 2009 period to the 2010 period is primarily attributable to the increase in coupon interest and accretion of the discount related to our 4.75% convertible senior notes due 2015 issued in September 2009.

Loss on redemption of convertible senior and subordinated notes.  During the three months ended March 31, 2010, we redeemed the remaining $55.6 million principal amount of our 3½% convertible senior notes due 2011 and $119.0 million principal amount of our 3½% convertible subordinated notes due 2011. These redemptions resulted in a loss of $4.0 million primarily related to the unamortized debt discount from the 3½% convertible senior notes we redeemed.

Provision for income taxes.  The provision for income taxes for the three months ended March 31, 2010 is for the estimated alternative minimum tax liability which results in 2010 from the recognition for tax purposes of the remaining deferred revenue related to the upfront payments received from Novartis and Lilly.  There was no similar alternative minimum tax liability in 2009.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since we were incorporated in 1991 through 1996 and in 1999 through March 31, 2010.  As such, we have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At March 31, 2010, we had available cash, cash equivalents, and short-term and long-term marketable securities of $422.3 million. Our cash and marketable securities balances are held in a variety of interest- bearing instruments including money market accounts, obligations of U.S. government agencies, high-grade corporate bonds, and asset backed and mortgage backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments. Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there had not been a significant impact to our financial position, results of operations or liquidity for the period ended March 31, 2010.

Net cash provided by operating activities was $102.8 million for the three months ended March 31, 2010, compared to $42.7 million used in operating activities for the three months ended March 31, 2009.  The $145.5 million increase was due primarily to remaining upfront payments received from our collaborators during the three months ended March 31, 2010.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash provided by investing activities was $6.5 million for the three months ended March 31, 2010, which represented primarily sales and maturities of marketable securities of $6.8 million offset by capital expenditures of $0.3 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, and acquisitions, including possible earn-out payments to former stockholders of Maxia Pharmaceuticals, Inc.

Net cash used in financing activities was $154.4 million and $0.0 million for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010, we used $158.6 million to redeem the remaining 3½% convertible senior notes and 3½% convertible subordinated notes.  For the three months ended March 31, 2010 and 2009, we received $4.2 million and $0.0 million, respectively, from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of March 31, 2010 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$20.0	$—	$10.0	$10.0	$—
Principal on convertible senior debt	400.0	—	—	—	400.0
Interest on convertible senior debt	114.1	19.1	38.0	38.0	19.0
Non-cancelable operating lease obligations:
Related to current operations	18.2	5.5	11.3	1.4	—
Related to vacated space	7.3	7.3	—	—	—
Total contractual obligations	$559.6	$31.9	$59.3	$49.4	$419.0

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $2.1 million (less than 1 year); these scheduled payments are not reflected in the above table. In addition, we have funded an escrow account of $56.5 million for the first six semi-annual interest payments on our 4.75% convertible senior notes due 2015.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to Maxia Pharmaceuticals, Inc. are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of March 31, 2010.

We have entered into and may in the future seek to license additional rights relating to technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our  expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis, Lilly and Pfizer; and expenditures in connection with strategic relationships and license agreements. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline or remain steady as we focus on drug discovery and development programs and, in 2010, will not represent a significant source of cash inflow for us.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities, mortgage and asset-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of March 31, 2010, cash, cash equivalents and short-term and long-term marketable securities were $422.3 million, excluding a funded restricted cash escrow account of $56.5 million associated with the first six semi-annual interest payments on our 4.75% convertible senior notes due 2015. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2010 the decline in fair value would not be material.

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

•                  obtain appropriate coverage and reimbursement levels for the cost of our products from governmental authorities, private health insurers and other third party payors;

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

None of our drug candidates has, to date, been submitted for approval for sale in the United States or any foreign market. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates. Of the compounds that we identify as potential drug products or that we in-license from other companies, only a few, if any, are likely to lead to successful drug development programs. For example, in 2006, we discontinued the development of dexelvucitabine, or DFC, which was at the time our most advanced drug candidate and was in Phase IIb clinical trials. Prior to discontinuation of the DFC program, we expended a significant amount of effort and money on that program. We have also licensed to other parties certain rights to our JAK and c-MET inhibitor compounds and our portfolio of CCR2 antagonist compounds. We have no or limited control over the further clinical development of these compounds.

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

In order for any of these collaboration or license arrangements to be successful, we must first identify potential collaborators or licensees whose capabilities complement and integrate well with ours. We may rely on these arrangements for not only financial resources, but also for expertise or economies of scale that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. However, it is likely that we will not be able to control the amount and timing of resources that our collaborators or licensees devote to our programs or potential products. If our collaborators or licensees prove difficult to work with, are less skilled than we originally expected, do not devote adequate resources to the program, or do not agree with our approach to development or manufacturing of the potential product, the relationship could be unsuccessful. If a business combination involving a collaborator or licensees and a third party were to occur, the effect could be to diminish, terminate or cause delays in development of a potential product.

Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.

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

Additionally, an SPA may be changed only with written agreement of the FDA and sponsor, and any further changes we may propose to the protocol will remain subject to the FDA’s approval. The FDA may not agree to any such amendment and, even if they agree, they may request other amendments to the trial design that could require additional cost and time, as well as increase the degree of difficulty in reaching clinical endpoints. As a result, even with an SPA, we cannot be certain that the trial results will be found to be adequate to support an efficacy claim and product approval.

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

We have granted commercialization rights to other pharmaceutical companies with respect to certain of our drug candidates in specific geographic locations, and intend to seek other collaborative or licensing arrangements with respect to other of our drug candidates. To the extent that our collaborators have commercial rights to our drug candidates, any revenues we receive from any approved drugs will depend primarily on the sales and marketing efforts of others. We do not know whether we will be able to enter into additional third- party sales and marketing arrangements with respect to any of our other drug candidates on acceptable terms, if at all, or whether we will be able to leverage the sales and marketing capabilities we intend to build for INCB18424 for myelofibrosis in order to market and sell any other drug candidate if it is approved for sale.

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

Even if we are successful in gaining regulatory approval of our products, we may not generate significant product revenues and we may not become profitable if these drug products do not achieve an adequate level of acceptance. Physicians will not recommend our drug products until clinical data or other factors demonstrate the safety and efficacy of our drug products as compared to other alternative treatments. Even if the clinical safety and efficacy of our drug products is established, physicians may elect not to prescribe these drug products for a variety of reasons, including the reimbursement policies of government and other third-party payors and the effectiveness of our competitors in marketing their products.

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

Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our drug candidates. Our ability to generate revenues will be diminished if we are unable to obtain an adequate level of reimbursement from private insurers, government insurance programs or other third-party payors of health care costs, which could be affected by recent healthcare reform legislation.

Our ability to commercialize our drug candidates successfully will depend in part on the extent to which adequate reimbursement levels for the cost of our products and related treatment are obtained from third-party payors, such as private insurers, government insurance programs, including Medicare and Medicaid, health maintenance organizations (HMOs) and other health care related organizations. The continuing efforts of these third-party payors to contain or reduce the costs of health care by challenging the prices charged for medical products and services may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers, collaborators and licensees and the availability of capital.

In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the U.S. healthcare system were recently enacted, including changes to the methods for, and amounts of, Medicare reimbursement. These reforms could significantly reduce payments from Medicare and Medicaid. Reforms or other changes to these payment systems, may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third-party payors for our drug candidates. Some of these changes and proposed changes could result in reduced reimbursement rates, which could reduce the price that we or any of our collaborators or licensees receive for any products, if commercialized, in the future, and which would adversely affect our business strategy, operations and financial results. Further federal and state proposals and health care reforms are possible, which could limit the prices that can be charged for any our drug candidates and may further limit the commercial viability of our drug candidates. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. If reimbursement for our products, if commercialized, is unavailable, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. There may be future changes that result in reductions in current coverage and reimbursement levels for our drug candidates, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products. Adoption of our drug candidates by the medical community may be limited without adequate reimbursement for our products. Cost control initiatives may decrease coverage and payment levels for our drug candidates and, in turn, the price that we will be able to charge for any product, if commercialized. Our drug candidates may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a profitable basis. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to our drug candidates. The cost containment measures that health care payors and providers are instituting and any denial of private or government payor coverage or inadequate reimbursement for our drug candidates could materially and adversely affect our business strategy, operations and financial results.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2009. Because of those losses, we had an accumulated deficit of $1.4 billion as of March 31, 2010. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2010 and in future periods as well.

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

As of March 31, 2010, the aggregate principal amount of our total consolidated debt was $420.0 million and our stockholders’ deficit was $114.4 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

Historically, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of March 31, 2010, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. As of March 31, 2010, $400.0 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, redeemed, repurchased or exchanged, are $19.0 million. Funds sufficient to pay the first six scheduled semi-annual interest payments on our 4.75% convertible senior notes are held in an escrow account as security for these interest payments. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our 4.75% convertible senior notes or under our notes held by Pfizer, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived all of our revenues for the three months ended March 31, 2010 from our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. Part of our prior strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

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

INCYTE CORPORATION

Dated:	May 6, 2010	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 6, 2010	By:	/s/ DAVID C. HASTINGS
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