Form 10-Q
period 2010-06-30
INCYTE CORP
filed 2010-08-05
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 122,025,701 as of July 31, 2010.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2010	December 31, 2009*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$414,088	$449,824
Marketable securities—available-for-sale	8,102	20,594
Restricted cash	18,980	19,032
Accounts receivable, net	6,360	163,661
Prepaid expenses and other current assets	3,763	2,944

Total current assets	451,293	656,055

Marketable securities—available-for-sale	—	3,513
Restricted cash	28,267	37,191
Property and equipment, net	2,159	1,752
Other assets	11,962	13,879

Total assets	$493,681	$712,390

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,158	$20,964
Accrued compensation	8,019	13,418
Interest payable	4,750	7,094
Accrued and other current liabilities	17,740	17,441
Deferred revenue	67,000	67,030
Accrued restructuring	4,277	6,879

Total current liabilities	110,944	132,826

Convertible senior notes	266,304	308,059
Convertible subordinated notes	16,521	135,079
Deferred revenue	204,695	238,169
Other liabilities	—	641

Total liabilities	598,464	814,774

Stockholders’deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 121,965,531 and 118,893,326 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	122	119
Additional paid-in capital	1,317,169	1,287,974
Accumulated other comprehensive gain	1,795	707
Accumulated deficit	(1,423,869)	(1,391,184)
Total stockholders’ deficit	(104,783)	(102,384)

Total liabilities and stockholders’deficit	$493,681	$712,390

*      The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Contract revenues	$49,737	$—	$66,474	$—
License and royalty revenues	110	789	661	1,460

Total revenues	49,847	789	67,135	1,460

Costs and expenses:
Research and development	28,883	29,035	60,322	58,622
Selling, general and administrative	7,485	4,086	13,280	8,906
Other expenses	(145)	406	(260)	915

Total costs and expenses	36,223	33,527	73,342	68,443

Income (loss) from operations	13,624	(32,738)	(6,207)	(66,983)
Interest and other income (expense), net	142	(915)	338	(368)
Interest expense	(10,391)	(6,382)	(22,170)	(12,720)
Loss on debt redemption	—	—	(3,988)	—

Income (loss) before income taxes	3,375	(40,035)	(32,027)	(80,071)

Provision for income taxes	331	—	658	—

Net income (loss)	$3,044	$(40,035)	$(32,685)	$(80,071)

Net income (loss) per share:

Basic	$0.03	$(0.41)	$(0.27)	$(0.82)
Diluted	0.02	(0.41)	(0.27)	(0.82)

Shares used in computing basic and diluted net income (loss) per share

Basic	121,630	97,643	120,679	97,491
Diluted	128,291	97,643	120,679	97,491

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$3,044	$(40,035)	$(32,685)	$(80,071)

Other comprehensive gain (loss):
Reclassification adjustment for realized losses on marketable securities	—	1,255	—	1,255
Unrealized gain (loss) on marketable securities	598	709	1,088	1,384
Other comprehensive gain (loss)	598	1,964	1,088	2,639

Comprehensive income (loss)	$3,642	$(38,071)	$(31,597)	$(77,432)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(32,685)	$(80,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	(260)	915
Depreciation and amortization	12,281	5,145
Stock-based compensation	6,676	5,857
Loss on debt redemption	3,988	—
Impairment of marketable securities	—	1,255
Changes in operating assets and liabilities:
Accounts receivable	157,301	243
Prepaid expenses and other assets	8,494	2,933
Accounts payable	(11,806)	161
Accrued and other current liabilities	(10,428)	(8,815)
Deferred revenue	(33,504)	(10)
Net cash provided by (used in) operating activities	100,057	(72,387)
Cash flows from investing activities:
Capital expenditures	(904)	(179)
Purchases of marketable securities	—	9
Sales and maturities of marketable securities	17,094	7,185
Net cash (used in) provided by investing activities	16,190	7,015
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	6,661	894
Redemption of convertible notes	(158,644)	—
Net cash provided by financing activities	(151,983)	894
Net decrease in cash and cash equivalents	(35,736)	(64,478)
Cash and cash equivalents at beginning of period	449,824	178,767
Cash and cash equivalents at end of period	$414,088	$114,289

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

1.     Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a pipeline with programs focused primarily in the areas of oncology and inflammation.

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of June 30, 2010 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three and six months ended June 30, 2010 and 2009, are unaudited, but include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2009 has been derived from audited financial statements.

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

In April 2010, FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted.  We are currently evaluating the impact, if any, that this guidance will have on our consolidated results of operations.

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

Our marketable securities consist of investments in mortgage and asset-backed securities, U.S. Treasury notes, and other U.S. government agency securities that are classified as available-for-sale. We classify marketable securities available to fund current operations as current assets on the condensed consolidated balance sheet. Marketable securities are classified as long-term assets on the condensed consolidated balance sheets if (i) they have been in an unrealized loss position for longer than six months and (ii) we have the ability to hold them until the carrying value is recovered and such holding period may be longer than one year.

Our Level 2 mortgage and asset-backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of June 30, 2010
Cash and cash equivalents	$414,088	$—	$—	$414,088
Mortgage backed securities	—	8,102	—	8,102
Restricted cash	47,247	—	—	47,247
Total assets	$461,335	$8,102	$—	$469,437

The following is a summary of our marketable security portfolio as of June 30, 2010 and December 31, 2009, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2010
Mortgage backed securities	$6,837	$1,265	$—	$8,102
	$6,837	$1,265	$—	$8,102
December 31, 2009
Mortgage backed securities	$8,546	$781	$(33)	$9,294
Asset-backed securities	3,500	—	(1)	3,499
Corporate debt securities	11,309	7	(2)	11,314
	$23,355	$788	$(36)	$24,107

4.     Concentration of credit risk

For the three and six months ended June 30, 2010, one customer contributed 67% and 54%, respectively, of revenues.  For the three and six months ended June 30, 2009, one customer contributed 45% and 46%, respectively, of revenues.

Three customers comprised 97% of the accounts receivable balance at June 30, 2010. Three customers comprised 100% of the accounts receivable balance at December 31, 2009.

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

We received an upfront payment of $150.0 million in December 2009 plus an immediate $60.0 million milestone payment in January 2010 earned for the start of the Phase III study for INCB18424 in Europe. We may be eligible to receive future additional payments of up to approximately $1.1 billion if defined development and commercialization milestones are achieved and could receive tiered, double digit royalties on future INCB18424 sales outside of the United States. Each company is responsible for costs relating to the development and commercialization of the JAK inhibitor compound in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial.

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

At December 31, 2009 we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs will be recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payment. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expense. At June 30, 2010, $4.4 million of reimbursable costs are included in accounts receivable on the condensed consolidated balance sheet.

Contract revenue under the Novartis agreement was $13.5 million and $27.0 million, respectively, for the three and six months ended June 30, 2010.

Lilly

In December 2009, we entered into a License, Development and Commercialization Agreement with Eli Lilly and Company. Under the terms of the Lilly agreement, Lilly received exclusive worldwide development and commercialization rights to INCB28050 and certain back-up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90.0 million, and we may be eligible to receive total payments of up to approximately $665 million based on the achievement of defined development, regulatory and commercialization milestones and could receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20% if the product is successfully commercialized.

We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly will be responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States.  In July 2010, we elected to co-develop INCB28050 with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of a Phase IIb trial through regulatory approval.  The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co-development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016, our estimated performance period under the agreement. All milestone payments will be recognized as revenue upon the achievement of the associated milestone. Reimbursable costs incurred after the effective date with Lilly will be recorded net against the related research and development expense.  At June 30, 2010, $1.4 million of reimbursable costs are included in accounts receivable on the condensed consolidated balance sheet.

Contract revenue under the Lilly agreement was $33.2 million and $36.4 million, respectively, for the three and six months ended June 30, 2010.   Included in these amounts was a $30.0 million payment in connection with a milestone received from Lilly.

Pfizer

In the three months ended June 30, 2010, we received a $3.0 million milestone payment related to our Collaborative Research and License Agreement with Pfizer Inc. for our CCR2 antagonist program, which was included in contract revenue for the three and six months ended June 30, 2010.

6.     Stock compensation

We recorded $3.6 million and $6.7 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2010, respectively.  We recorded $2.5 million and $5.9 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2009, respectively.  We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Average risk-free interest rates	1.00%	1.00%	1.15%	1.05%	0.61%	1.11%	0.88%	0.97%
Average expected life (in years)	2.80	2.46	2.95	2.96	0.50	0.50	0.50	0.50
Volatility	73%	74%	74%	72%	66%	89%	52%	94%
Weighted-average fair value (in dollars)	6.06	1.23	4.97	1.44	0.63	0.67	0.62	0.81

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

Total compensation cost of options granted but not yet vested, as of June 30, 2010, was $14.3 million, which is expected to be recognized over the weighted average period of 2.94 years.

The following table summarizes activity under our stock option plan:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2009	3,487,333	17,980,691	$7.71
Additional authorized	5,400,000	—	—
Options granted	(3,662,584)	3,662,584	10.36
Options exercised	—	(862,973)	6.07
Options cancelled	15,295	(73,396)	8.12
Balance at June 30, 2010	5,240,044	20,706,906	$8.24
Exercisable, June 30, 2010	—	14,535,318	$8.14

7.     Debt

In February 2010 we redeemed all of the remaining outstanding 3½% convertible senior notes due 2011 (the “3½% Senior Notes”) and 3½% convertible subordinated notes due 2011 (the “3½% Subordinated Notes”) at a price equal to 100.5% of the principal amount of the notes plus accrued and unpaid interest of $0.1 million to the redemption date. We used a total of $158.6 million in cash to fund these redemptions.  These redemptions resulted in a loss of $4.0 million for the six months ended June 30, 2010 primarily related to the unamortized debt discount from the 3½% Senior Notes we redeemed.  Also in February 2010, the holders of $15.5 million aggregate principal amount of our 3½% Senior Notes and $1.4 million aggregate principal amount of our 3½%  Subordinated Notes elected to convert their holdings into 1,502,851 shares of our common stock.

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3½% Senior Notes	$—	$—	$51,435	$58,774
3½% Subordinated Notes	—	—	119,011	119,457
Pfizer Convertible Subordinated Note due 2013	8,658	8,658	8,420	8,420
Pfizer Convertible Subordinated Note due 2014	7,863	7,863	7,648	7,648
4.75% Convertible Senior Notes due 2015	266,304	400,000	256,624	400,000
	$282,825	$416,521	$443,138	$594,299

8.     Income Taxes

The provision for income taxes for the three and six months ended June 30, 2010 is for the estimated alternative minimum tax liability which results in 2010 from the recognition for tax purposes of the remaining deferred revenue related to the upfront payments received from Novartis and Lilly.  There was no similar alternative minimum tax liability in 2009.

9.     Net income (loss) per share

Net income (loss) per share were calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Basic Net Income (Loss) Per Share

Net income (loss)	$3,044	$(40,035)	$(32,685)	$80,071

Weighted average common shares outstanding	121,630	97,643	120,679	97,491

Basic net income (loss) per share	$0.03	$(0.41)	$(0.27)	$(0.82)

Diluted Net Income (Loss) Per Share

Diluted net income (loss)	$3,044	$(40,035)	$(32,685)	$(80,071)

Common shares outstanding (weighted average)	121,630	97,643	120,679	97,491

Dilutive stock options	6,661	—	—	—

Weighted average shares used to compute diluted net income (loss) per share	128,291	97,643	120,679	97,491

Diluted net income (loss) per share	$0.02	$(0.41)	$(0.27)	$(0.82)

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock options	1,542,666	17,977,610	20,706,906	17,977,610
Common shares issuable upon conversion of 4.75% Senior Notes	45,584,040	—	45,584,040	—
Common shares issuable upon conversion of 3½% Senior Notes	—	13,531,224	—	13,531,224
Common shares issuable upon conversion of 3½% Subordinated Notes	—	22,284,625	—	22,284,625
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641	1,025,641	1,025,641
Total potential common shares excluded from diluted net loss per share computation	49,613,843	56,280,596	68,778,083	56,280,596

10.     Segment reporting

Our operations are treated as one operating segment, drug discovery and development.

11.     Other expenses

Below is a summary of the activity related to our restructuring programs for the six months ended June 30, 2010. The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable. The accrual balances for the restructuring plans are included in accrued restructuring and other liabilities (long-term) in the consolidated balance sheets.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2009	2010 Charges to Operations	2010 Charges Utilized	Accrual Balance at June 30, 2010
	(in thousands)
Lease commitment and related costs	$15,497	$3,364	$98	$(1,375)	$2,087
Other costs	—	—	74	(74)	—
Restructuring expenses	$15,497	$3,364	$172	$(1,449)	$2,087

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance at December 31, 2009	2010 Charges to Operations	2010 Charges Utilized	Accrual Balance at June 30, 2010
	(in thousands)
Lease commitment and related costs	$16,155	$4,156	$(432)	$(1,534)	$2,190

12.                Litigation

In July 2010, Genomic Health, Inc. (“Genomic Health”) filed an action against us in the Superior Court of the State of California, County of San Mateo, seeking to recover money paid to us pursuant to the LifeSeq Collaborative Agreement between Genomic Health and us dated March 30, 2001, as amended.  The complaint seeks the sum of approximately $3,576,681 and interest.

We intend to file an answer to Genomic Health’s claims and assert counterclaims.  We believe we have meritorious defenses to these claims and intend to vigorously defend the suit brought by Genomic Health.  In management’s opinion, the outcome of such action will not have a material adverse effect on our financial position, results of operation, or liquidity.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2010 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K previously filed with the SEC.

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

Oral INCB18424 is in Phase III development as a treatment for myelofibrosis, the most advanced of the myeloproliferative neoplasms, and Phase II development for two of the other myeloproliferative neoplasms, polycythemia vera and essential thrombocythemia. In November 2009, we established a collaboration for this program with Novartis International Pharmaceutical Ltd. (Novartis) in which Novartis received exclusive development and commercialization rights outside of the United States to oral INCB18424 for all hematologic and oncology indications, as well as worldwide rights to our cMET inhibitor, INCB28060. We retained exclusive development and commercialization rights to oral INCB18424 in the United States for all hematologic and oncology indications.

Oral INCB28050 is in Phase II development for rheumatoid arthritis. In December 2009 we established a collaboration for this program with Eli Lilly and Company (Lilly). Lilly received exclusive worldwide development and commercialization rights to INCB28050. We retained a co-development and co-promotion option. We believe these strategic relationships increase the likelihood of the successful development and commercialization of these compounds.

Our pipeline includes the following compounds:

Target/Drug Compound	Indication	Development Status
JAK1/2
INCB18424(1)	Myelofibrosis	Phase III
INCB18424(1)	Polycythemia Vera/Essential Thrombocythemia	Phase II
INCB18424(1)	Other Hematologic Tumors	Phase I/II
INCB18424(2)	Psoriasis	Phase IIb
INCB28050(3)	Rheumatoid Arthritis	Phase II

c-MET
INCB28060(4)	Solid Cancers	Phase I/II

Sheddase
INCB7839	Breast Cancer	Phase II

IDO
INCB24360	Oncology	Phase I/II

HSD1
INCB13739	Type 2 Diabetes	Phase IIb

(1)	We licensed rights outside the United States to Novartis and retained U.S. rights
(2)	This compound is a topical formulation; all others are an oral formulation
(3)	We licensed worldwide rights to Lilly and have elected to co-develop with Lilly and we retain a co-promotion option
(4)	We licensed worldwide rights to Novartis and retained co-development and co-promotion options

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

Under agreements involving multiple products, services and/or rights to use assets, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement.  All milestone payments are recognized as revenue upon the achievement of the associated milestone.

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

Our CRO contracts generally include pass through fees. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs, including shipping and printing fees. We expense the costs of pass through fees under our CRO contracts as they are incurred, based on the best information available to us at the time. The estimates of the pass through fees incurred are based on the amount of work completed for the clinical trial and are monitored through correspondence with the CROs, internal reviews and a review of contractual terms. The factors utilized to derive the estimates include the number of patients enrolled, duration of the clinical trial, estimated patient attrition, screening rate and length of the dosing regimen. CRO fees incurred to set up the clinical trial are expensed during the setup period.  Reimbursement of research and development expenses received in connection with collaborative license agreements are recorded as a reduction of such expenses.

Stock Compensation.  Financial Accounting Standards Board (FASB) accounting guidance for stock compensation requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $3.6 million and $6.7 million of stock compensation expense for the three and six months ended June 30, 2010, respectively, and $2.5 million and $5.9 million for the three and six months ended June 30, 2009, respectively.

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

Investments.  We carry our investments at their respective fair values. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other-than-temporary impairment. This evaluation consists of a review of several factors, including the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and if we intend to sell or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If management determines that such an impairment exists, we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell a short-term investment or marketable security prior to maturity, we classify our short-term investments and marketable securities as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized. We classify those marketable securities that may be used in operations within one year as short-term investments. Those marketable securities in which we have both the ability to hold until maturity and have a maturity date beyond one year from our most recent consolidated balance sheet date are classified as long-term marketable securities.

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

Results of Operations

We recorded net income of $3.0 million, basic net income per share of $0.03 and diluted net income per share of $0.02 per share for the three months ended June 30, 2010, as compared to a net loss of $40.0 million and basic and diluted net loss per share of $0.41 for the same period in 2009. The net loss for the six months ended June 30, 2010 was $32.7 million, or $0.27 per share (basic and diluted), as compared to $80.1 million, or $0.82 per share (basic and diluted), for the same period in 2009.

Revenues.

	For the three months ended, June 30,		For the six months ended, June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Contract revenues	$49.7	$—	$66.5	$—
License and royalty revenues	0.1	0.8	0.6	1.5
Total revenues	$49.8	$0.8	$67.1	$1.5

Our contract revenues were $49.7 million and $66.5 million, respectively, for the three and six months ended June 30, 2010 and were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods together with milestone payments. For the three months ended June 30, 2010 we recognized $30.0 million and $3.0 million, respectively, in contract revenues relating to milestone payments under our Lilly and Pfizer agreements.  The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010.   There were no contract revenues for the corresponding 2009 periods.

Our license and royalty revenues were $0.1 million and $0.6 million, respectively, for the three and six months ended June 30, 2010.  License and royalty revenues were $0.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2009. License and royalty revenues were derived from licensing of our gene- and genomic-related intellectual property. We expect that license and royalty revenues will decline as we continue to focus on our drug discovery and development programs.

Operating Expenses.

Research and development expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Salary and benefits related	$10.2	$8.9	$20.7	$18.3
Stock compensation	2.4	1.8	4.7	4.2
Clinical research and outside services	12.0	14.5	26.7	28.5
Occupancy and all other costs	4.3	3.8	8.2	7.6

Total research and development expenses	$28.9	$29.0	$60.3	$58.6

We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and six months ended June 30, 2009 to the three and six months ended June 30, 2010 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The decrease in clinical research and outside services from the three and six months ended June 30, 2009 to the three and six months ended June 30, 2010 was primarily due the timing of activities in our drug development programs. The increase in occupancy and all other costs from the three and six months ended June 30, 2009 to the three and six months ended June 30, 2010 was primarily the result of increased laboratory expenses.  Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials.  In July 2010, we elected to co-develop INCB28050 with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of a Phase IIb trial through regulatory approval.  We have retained certain mechanisms to give us cost protection as INCB28050 advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option.  In addition, even if we have started co-development funding for any indication, we can at any time opt out for that indication and stop future co-development cost sharing.  If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded.

In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.  Research and development expenses for the three and six months ended June 30, 2010 were net of $5.0 million and $7.6 million, respectively, of costs reimbursed by our collaborative partners.

Selling, general and administrative expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Salary and benefits related	$2.3	$1.9	$4.6	$3.8
Stock compensation	1.2	0.7	2.0	1.7
Other contract service and outside costs	4.0	1.5	6.7	3.4

Total selling, general and administrative expenses	$7.5	$4.1	$13.3	$8.9

Salary and benefits related expense increased from the three and six months ended June 30, 2009 to the three and six months ended June 30, 2010 due to increased headcount. This increased headcount was due to preparation for the potential commercialization of INCB18424 for myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of initial marketing preparations for the potential commercialization of INCB18424 for myelofibrosis.

Other expenses.  Total other expenses for the three and six months ended June 30, 2010 was $(0.1) million and $(0.3) million, respectively compared to $0.4 million and $0.9 million, respectively for the corresponding periods in 2009, and represent charges recorded in connection with previously announced restructuring programs.

Interest and Other Income (Expense), Net.     Interest income for the three and six months ended June 30, 2010 was $0.1 million and $0.3 million, respectively, as compared to $(0.9) million and $(0.4) million for the corresponding periods in 2009.  Included in interest and other income (expense), net for the three and six months ended June 30, 2009 was a $1.3 million non-cash other-than-temporary impairment charge.  The decrease is also due to a lower yield for the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.

Interest Expense.    Interest expense for the three and six months ended June 30, 2010 was $10.4 million and $22.2 million, respectively, compared to $6.4 million and $12.7 million, respectively, for the corresponding periods in 2009.  The increase from the 2009 period to the 2010 period was primarily attributable to the increase in coupon interest and accretion of the discount related to our 4.75% convertible senior notes due 2015 issued in September 2009.

Loss on redemption of convertible senior and subordinated notes.  During the six months ended June 30, 2010, we redeemed the remaining $55.6 million principal amount of our 3½% convertible senior notes due 2011 and $119.0 million principal amount of our 3½% convertible subordinated notes due 2011. These redemptions resulted in a loss of $4.0 million primarily related to the unamortized debt discount from the 3½% convertible senior notes we redeemed.

Provision for income taxes.  The provision for income taxes for the three and six months ended June 30, 2010 was for the estimated alternative minimum tax liability that results in 2010 primarily from the recognition for tax purposes of the remaining deferred revenue related to the upfront payments received from Novartis and Lilly as well as milestone payments received from Lilly and Pfizer.  There was no similar alternative minimum tax liability in 2009.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through 2009. Because of those losses, we had an accumulated deficit of $1.4 billion as of June 30, 2010. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At June 30, 2010, we had available cash, cash equivalents, and short-term and long-term marketable securities of $422.2 million excluding a funded restricted cash escrow account of $47.2 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Our cash and marketable securities balances are held in a variety of interest- bearing instruments including money market accounts, obligations of U.S. government agencies and asset backed and mortgage backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments. Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there had not been a significant impact to our financial position, results of operations or liquidity for the period ended June 30, 2010.

Net cash provided by operating activities was $100.0 million for the six months ended June 30, 2010, compared to $72.4 million used in operating activities for the six months ended June 30, 2009.  The $172.4 million increase was due primarily to upfront and milestone payments received from our collaborators during the six months ended June 30, 2010.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash provided by investing activities was $16.2 million for the six months ended June 30, 2010, which represented primarily sales and maturities of marketable securities of $17.1 million offset by capital expenditures of $0.9 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, and acquisitions, including possible earn-out payments to former stockholders of Maxia Pharmaceuticals, Inc.

For the six months ended June 30, 2010, net cash used in financing activities was $151.9 million, which represented primarily $158.6 million used to redeem the remaining 3½% convertible senior notes and 3½% convertible subordinated notes, offset by proceeds of $6.7 million from the issuance of common stock under our stock plans and employee stock purchase plan.  For the six months ended June 30, 2009, net cash provided by financing activities was $0.9 million, which represented proceeds from the issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of June 30, 2010 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$20.0	$—	$10.0	$10.0	$—
Principal on convertible senior debt	400.0	—	—	—	400.0
Interest on convertible senior debt	104.5	19.0	38.0	38.0	9.5
Non-cancelable operating lease obligations:
Related to current operations	16.9	5.5	11.4	—	—
Related to vacated space	5.2	5.2	—	—	—
Total contractual obligations	$546.6	$29.7	$59.4	$48.0	$409.5

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $1.5 million (less than 1 year); these scheduled payments are not reflected in the above table. In addition, we have funded an escrow account of $47.2 million as of June 30, 2010 for interest payments through October 2012 on our 4.75% convertible senior notes due 2015.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to Maxia Pharmaceuticals, Inc. are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of June 30, 2010.

We have entered into and may in the future seek to license additional rights relating to technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis, Lilly and Pfizer; and expenditures in connection with strategic relationships and license agreements. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs and, in 2010, will not represent a significant source of cash inflow for us.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government agency debt securities, mortgage and asset-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of June 30, 2010, cash, cash equivalents and short-term and long-term marketable securities were $422.2 million, excluding a funded restricted cash escrow account of $47.2 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2010, the decline in fair value would not be material.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2009. Because of those losses, we had an accumulated deficit of $1.4 billion as of June 30, 2010. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2010 and in future periods as well.

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

•                  our exercise of any co-development options with collaborators that may require us to fund future development;

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

As of June 30, 2010, the aggregate principal amount of our total consolidated debt was $420.0 million and our stockholders’ deficit was $104.8 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

Historically, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of June 30, 2010, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. As of June 30, 2010, $400.0 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, redeemed, repurchased or exchanged, are $19.0 million. Funds sufficient to pay interest payments through October 2012 on our 4.75% convertible senior notes are held in an escrow account as security for these interest payments. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our 4.75% convertible senior notes or under our notes held by Pfizer, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived all of our revenues for the three and six months ended June 30, 2010 from our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. Part of our prior strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

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

Item 5.     Other Information

The disclosures contained under the heading “Patents and Other Intellectual Property” below supersede and replace the disclosures contained under the heading “Item 1. Business — Patents and Other Intellectual Property” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Patents and Other Intellectual Property

We regard the protection of patents and other enforceable intellectual property rights that we own or license as critical to our business and competitive position. Accordingly, we rely on patent, trade secret and copyright law, as well as nondisclosure and other contractual arrangements, to protect our intellectual property. We have established a patent portfolio of patents and patent applications owned by us that cover aspects of all our drug candidates. The patents and patent applications relating to our drug candidates generally include claims directed to the drug candidates, methods of using the drug candidates, formulations of the drug candidates, pharmaceutical salt forms of the drug candidates, and methods of manufacturing the drug candidates. Our policy is to pursue patent applications on inventions and discoveries we believe that are commercially important to the development and growth of our business.   The following table sets forth the status of the patents and patent applications in the United States, the European Union, and Japan, covering our drug candidates that have progressed into at least Phase II clinical trials:

Drug Candidate (Target)	Status of United States Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)	Status of European Union and Japan Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)
INCB18424 (JAK)	Granted and pending (2026)	Applications pending (2026)
INCB7839 (Sheddase)	Granted and pending (2024)	Applications pending (2024)
INCB28050 (JAK)	Applications pending (2026)	Applications pending (2026)
INCB13739 (HSD1)	Granted and pending (2025)	Applications pending (2025)

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

We also have a patent portfolio of patents and patent applications owned by us that  relate to full-length genes and we have in-licensed patents to genomics-related technologies obtained as a result of our past high-throughput gene sequencing efforts.  We have a number of established patent license agreements relating to our gene patent portfolio and our genomics-related technology patent portfolio. We are presently receiving royalties and other payments under certain of our gene and genomics-related patent license agreements. Under our gene patent license agreements, we may in the future receive royalties and other payments if our licensees are successful in their efforts to discover drugs and diagnostics under these license agreements.

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

Item 6.     Exhibits

Exhibit Number	Description of Document
10.1#	Incyte Corporation 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 20, 2010)

10.2#	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 20, 2010)

10.3#	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 20, 2010)

10.4#

Form of Nonstatutory Stock Option Agreement for Outside Directors under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 20, 2010)

10.5#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 20, 2010)

10.6†	Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

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

INCYTE CORPORATION

Dated:	August 5, 2010	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2010	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1#	Incyte Corporation 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 20, 2010)

10.2#	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 20, 2010)

10.3#	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 20, 2010)

10.4#

Form of Nonstatutory Stock Option Agreement for Outside Directors under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 20, 2010)

10.5#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 20, 2010)

10.6†	Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350)

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