Form 10-Q
period 2010-09-30
INCYTE CORP
filed 2010-11-09
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 123,115,330 as of November 5, 2010.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2010	December 31, 2009*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$388,804	$449,824
Marketable securities—available-for-sale	6,781	20,594
Restricted cash	18,993	19,032
Accounts receivable, net	4,735	163,661
Prepaid expenses and other current assets	3,232	2,944

Total current assets	422,545	656,055

Marketable securities—available-for-sale	—	3,513
Restricted cash	28,375	37,191
Property and equipment, net	2,385	1,752
Other assets	11,335	13,879

Total assets	$464,640	$712,390

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,750	$20,964
Accrued compensation	10,920	13,418
Interest payable	9,500	7,094
Accrued and other current liabilities	20,708	17,441
Deferred revenue	66,980	67,030
Accrued restructuring	1,664	6,879

Total current liabilities	117,522	132,826

Convertible senior notes	271,315	308,059
Convertible subordinated notes	16,753	135,079
Deferred revenue	187,958	238,169
Other liabilities	—	641

Total liabilities	593,548	814,774

Stockholders’deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 122,475,302 and 118,893,326 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	122	119
Additional paid-in capital	1,324,611	1,287,974
Accumulated other comprehensive gain	1,930	707
Accumulated deficit	(1,455,571)	(1,391,184)
Total stockholders’ deficit	(128,908)	(102,384)

Total liabilities and stockholders’ deficit	$464,640	$712,390

*      The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Revenues:
Contract revenues	$16,737	$—	$83,212	$—
License and royalty revenues	135	939	796	2,399

Total revenues	16,872	939	84,008	2,399

Costs and expenses:
Research and development	30,609	26,535	91,106	85,159
Selling, general and administrative	8,458	4,841	21,563	13,747
Other expenses	(139)	1,126	(399)	2,040

Total costs and expenses	38,928	32,502	112,270	100,946

Loss from operations	(22,056)	(31,563)	(28,262)	(98,547)
Interest and other income (expense), net	212	105	549	(263)
Interest expense	(10,515)	(6,531)	(32,686)	(19,250)
Loss on debt redemption	—	(5,368)	(3,988)	(5,368)

Loss before income taxes	(32,359)	(43,357)	(64,387)	(123,428)

Provision (benefit) for income taxes	(658)	—	—	—

Net loss	$(31,701)	$(43,357)	$(64,387)	$(123,428)

Basic and diluted loss per share:	$(0.26)	$(0.44)	$(0.53)	$(1.26)

Shares used in computing basic and diluted net loss per share	122,189	98,030	121,182	97,671

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009

Net loss	$(31,701)	$(43,357)	$(64,387)	$(123,428)

Other comprehensive gain :
Reclassification adjustment for realized (gains)/losses on marketable securities	(183)	—	(183)	1,255
Unrealized gains on marketable securities	317	609	1,406	1,994
Other comprehensive gain	134	609	1,223	3,249

Comprehensive loss	$(31,567)	$(42,748)	$(63,164)	$(120,179)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(64,387)	$(123,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	(399)	2,040
Depreciation and amortization	17,659	9,418
Stock-based compensation	10,735	8,053
Loss on debt redemption	3,988	5,368
Realized gain on investments	134	—
Impairment of marketable securities	—	1,255
Changes in operating assets and liabilities:
Accounts receivable	158,926	189
Prepaid expenses and other assets	9,636	2,820
Accounts payable	(13,214)	(1,503)
Accrued and other current liabilities	(2,282)	(10,409)
Deferred revenue	(50,261)	(30)
Net cash provided by (used in) operating activities	70,535	(106,227)
Cash flows from investing activities:
Capital expenditures	(1,370)	(313)
Purchases of marketable securities	—	15
Sales and maturities of marketable securities	18,415	13,308
Net cash provided by investing activities	17,045	13,010
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	10,044	1,176
Proceeds from issuance of common stock, net of offering costs	—	132,739
Proceeds from issuance of convertible senior notes, net of offering costs	—	388,000
Redemption of convertible notes	(158,644)	(183,820)
Changes in restricted cash	—	(56,167)
Net cash (used in) provided by financing activities	(148,600)	281,928
Net (decrease) increase in cash and cash equivalents	(61,020)	188,711
Cash and cash equivalents at beginning of period	449,824	178,767
Cash and cash equivalents at end of period	$388,804	$367,478

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

1.     Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a pipeline with programs focused primarily in the areas of oncology and inflammation.

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of September 30, 2010 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three and nine months ended September 30, 2010 and 2009, are unaudited, but include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2009 has been derived from audited financial statements.

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

In January 2010, an amendment to the FASB fair value guidance was issued. This amendment requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. We adopted the amendment during the first quarter of 2010, which had no impact on our condensed consolidated financial statements as this change is disclosure-only in nature.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted.  We are currently evaluating the impact, if any, that this guidance will have on our consolidated results of operations.

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

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of September 30, 2010
Cash and cash equivalents	$388,804	$—	$—	$388,804
Mortgage backed securities	—	6,781	—	6,781
Restricted cash	47,368	—	—	47,368
Total assets	$436,172	$6,781	$—	$442,953

The following is a summary of our marketable security portfolio as of September 30, 2010 and December 31, 2009, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2010
Mortgage backed securities	$5,502	$1,279	$—	$6,781
	$5,502	$1,279	$—	$6,781
December 31, 2009
Mortgage backed securities	$8,546	$781	$(33)	$9,294
Asset-backed securities	3,500	—	(1)	3,499
Corporate debt securities	11,309	7	(2)	11,314
	$23,355	$788	$(36)	$24,107

4.     Concentration of credit risk

For the three and nine months ended September 30, 2010, one customer contributed 80% and 48%, respectively, of revenues.  For the three and nine months ended September 30, 2009, one customer contributed 44% and 45%, respectively, of revenues.

Three customers comprised 96% of the accounts receivable balance at September 30, 2010. Three customers comprised 100% of the accounts receivable balance at December 31, 2009.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs will be recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At September 30, 2010, $4.0 million of reimbursable costs are included in accounts receivable on the condensed consolidated balance sheet.

Contract revenue under the Novartis agreement was $13.5 million and $40.6 million, respectively, for the three and nine months ended September 30, 2010.

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

We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co-development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016, our estimated performance period under the agreement. All milestone payments will be recognized as revenue upon the achievement of the associated milestone. Reimbursable costs incurred after the effective date with Lilly will be recorded net against the related research and development expenses.  At September 30, 2010, $0.4 million of reimbursable costs are included in accounts receivable on the condensed consolidated balance sheet.

Contract revenue under the Lilly agreement was $3.2 million and $39.6 million, respectively, for the three and nine months ended September 30, 2010.   Included in the amount for the nine months ended September 30, 2010 was $30.0 million in connection with a milestone payment received from Lilly.

Pfizer

In the nine months ended September 30, 2010, we received a $3.0 million milestone payment related to our Collaborative Research and License Agreement with Pfizer Inc. for our CCR2 antagonist program, which was included in contract revenue for the nine months ended September 30, 2010.

6.     Stock compensation

We recorded $4.1 million and $10.7 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2010, respectively.  We recorded $2.2 million and $8.1 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2009, respectively.  We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Average risk-free interest rates	0.75%	1.26%	1.12%	1.05%	0.72%	0.92%	0.72%	0.92%
Average expected life (in years)	3.08	2.93	2.96	2.95	0.50	0.50	0.50	0.50
Volatility	75%	72%	74%	72%	49%	87%	49%	87%
Weighted-average fair value (in dollars)	6.72	2.34	5.09	1.46	0.65	0.84	0.65	0.84

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

Total compensation cost of options granted but not yet vested, as of September 30, 2010, was $12.3 million, which is expected to be recognized over the weighted average period of 2.94 years.

The following table summarizes activity under our stock option plan:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2009	3,487,333	17,980,691	$7.71
Additional authorized	5,400,000	—	—
Options granted	(3,942,584)	3,942,584	10.60
Options exercised	—	(1,378,344)	6.25
Options cancelled	22,195	(164,609)	8.53
Balance at September 30, 2010	4,966,944	20,380,322	$8.36
Exercisable, September 30, 2010	—	14,571,766	$8.17

7.     Debt

In February 2010, we redeemed all of the remaining outstanding 3½% convertible senior notes due 2011 (the “3½% Senior Notes”) and 3½% convertible subordinated notes due 2011 (the “3½% Subordinated Notes”) at a price equal to 100.5% of the principal amount of the notes plus accrued and unpaid interest of $0.1 million to the redemption date. We used a total of $158.6 million in cash to fund these redemptions.  These redemptions resulted in a loss of $4.0 million for the nine months ended September 30, 2010 primarily related to the unamortized debt discount from the 3½% Senior Notes we redeemed.  Also in February 2010, the holders of $15.5 million aggregate principal amount of our 3½% Senior Notes and $1.4 million aggregate principal amount of our 3½%  Subordinated Notes elected to convert their holdings into 1,502,851 shares of our common stock.

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3½% Senior Notes	$—	$—	$51,435	$58,774
3½% Subordinated Notes	—	—	119,011	119,457
Pfizer Convertible Subordinated Note due 2013	8,780	8,780	8,420	8,420
Pfizer Convertible Subordinated Note due 2014	7,973	7,973	7,648	7,648
4.75% Convertible Senior Notes due 2015	271,315	791,560	256,624	400,000
	$288,068	$808,313	$443,138	$594,299

8.     Income Taxes

We recorded a benefit for income taxes of $0.7 million during the three months ended September 30, 2010 concurrent with a tax filing election made during the quarter.  The election enables us to fully utilize alternative minimum tax (AMT) net operating loss carry forwards to offset the AMT liability in 2010.

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

	Nine months ended September 30,
	2010	2009
Stock options	20,380,322	17,950,213
Common shares issuable upon conversion of 4.75% Senior Notes	45,584,040	45,584,040
Common shares issuable upon conversion of 3½% Senior Notes	—	5,840,265
Common shares issuable upon conversion of 3½% Subordinated Notes	—	13,433,172
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641
Total potential common shares excluded from diluted net loss per share computation	68,451,499	85,294,827

10.     Segment reporting

Our operations are treated as one operating segment, drug discovery and development.

11.     Other expenses

Below is a summary of the activity related to our restructuring programs for the nine months ended September 30, 2010. The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable. The accrual balances for the restructuring plans are included in accrued restructuring and other liabilities (long-term) in the consolidated balance sheets.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2009	2010 Charges to Operations	2010 Charges Utilized	Accrual Balance at September 30, 2010
	(in thousands)
Lease commitment and related costs	$15,497	$3,364	$105	$(2,072)	$1,397
Other costs	—	—	103	(103)	—
Restructuring expenses	$15,497	$3,364	$208	$(2,175)	$1,397

2002 Restructuring

	Original Charge Recorded in 2002	Accrual Balance at December 31, 2009	2010 Charges to Operations	2010 Charges Utilized	Accrual Balance at September 30, 2010
	(in thousands)
Lease commitment and related costs	$16,155	$4,156	$(607)	$(3,282)	$267

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

We have filed an answer to Genomic Health’s claims and asserted counterclaims.  We also removed the case to federal court.  Genomic Health has filed a motion to remand the case back to state court, which we are opposing.  We believe we have meritorious defenses to these claims and intend to vigorously defend the suit brought by Genomic Health.  In management’s opinion, the outcome of such action will not have a material adverse effect on our financial position, results of operation, or liquidity.

13.                Subsequent event

In October 2010, we earned a $19.0 million milestone payment from Lilly relating to our JAK1/JAK2 inhibitor, LY3009104 (INCB28050) and we also earned $50.0 million in milestone payments from Novartis relating to INCB18424.  We expect to receive these milestone payments in the quarter ending December 31, 2010.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2010 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K previously filed with the SEC.

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

Overview

Incyte is a drug discovery and development company focused on developing proprietary small molecule drugs to treat serious unmet medical needs. We have a broad pipeline with programs focused primarily in the areas of oncology and inflammation. We focus our efforts on clinical programs that we believe have the greatest likelihood of creating near-and long-term value and on compounds that we believe a company of our size can effectively develop and commercialize on its own.  For compounds that are outside of our core therapeutic and/or geographic areas, target large primary care indications or require lengthy and expensive clinical development programs, we have established or are seeking to establish strategic relationships to support development and commercialization.  Our highest priority programs involve our janus kinase (JAK) inhibitors, which include oral INCB18424 for hematologic and oncology indications and oral INCB28050, now known as LY3009104, for chronic inflammatory and autoimmune diseases.

Oral INCB18424 is in Phase III development as a treatment for myelofibrosis, the most advanced of the myeloproliferative neoplasms, and is in Phase III development for polycythemia vera and Phase II development for essential thrombocythemia, which are two of the other myeloproliferative neoplasms. In November 2009, we established a collaboration for this program with Novartis International Pharmaceutical Ltd. (Novartis) in which Novartis received exclusive development and commercialization rights outside of the United States to oral INCB18424 for all hematologic and oncology indications, as well as worldwide rights to our cMET inhibitor, INCB28060. We retained exclusive development and commercialization rights to oral INCB18424 in the United States for all hematologic and oncology indications.

LY3009104 is in Phase II development for rheumatoid arthritis. In December 2009, we established a collaboration for this program with Eli Lilly and Company (Lilly). Lilly received exclusive worldwide development and commercialization rights to LY3009104. We retained a co-development and co-promotion option. We believe these strategic relationships increase the likelihood of the successful development and commercialization of these compounds.

Our pipeline includes the following compounds:

Target/Drug Compound	Indication	Development Status
JAK1/2
INCB18424(1)	Myelofibrosis	Phase III
INCB18424(1)	Polycythemia Vera	Phase III
INCB18424(1)	Essential Thrombocythemia	Phase II
INCB18424(1)	Solid/Other Hematologic Tumors	Phase I/II
INCB18424(2)	Psoriasis	Phase IIb
LY3009104(INCB28050)(3)	Rheumatoid Arthritis	Phase IIb

c-MET
INCB28060(4)	Solid Tumors	Phase I/II

Sheddase
INCB7839	Breast Cancer	Phase II

IDO
INCB24360	Solid Tumors	Phase I/II

HSD1
INCB13739	Type 2 Diabetes	Phase IIb

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

Our CRO contracts generally include pass through fees. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs, including shipping and printing fees. We expense the costs of pass through fees under our CRO contracts as they are incurred, based on the best information available to us at the time. The estimates of the pass through fees incurred are based on the amount of work completed for the clinical trial and are monitored through correspondence with the CROs, internal reviews and a review of contractual terms. The factors utilized to derive the estimates include the number of patients enrolled, duration of the clinical trial, estimated patient attrition, screening rate and length of the dosing regimen. CRO fees incurred to set up the clinical trial are expensed during the setup period.  Reimbursable costs incurred in connection with collaborative license agreements are recorded as a reduction of research and development expenses.

Stock Compensation.  Financial Accounting Standards Board (FASB) accounting guidance for stock compensation requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $4.1 million and $10.7 million of stock compensation expense for the three and nine months ended September 30, 2010, respectively, and $2.2 million and $8.1 million for the three and nine months ended September 30, 2009, respectively.

Restructuring Charges.  We estimate costs associated with restructuring activities, including costs resulting from exiting the facilities used for our genomics business, the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease receipts and real estate broker fees. To form our estimates for these costs, we perform an assessment of the affected facilities and consider the current market conditions for each site. We also estimate our credit adjusted risk free interest rate in order to discount our projected lease payments. Our assumptions on either the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of fixed assets held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded.  At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. We periodically evaluate current available information and adjust our restructuring reserve as necessary. We also make adjustments related to accrued professional fees to adjust estimated amounts to actual.

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

Results of Operations

We recorded net losses of $31.7 million and $64.4 million and basic and diluted net losses per share of $0.26 and $0.53 per share for the three and nine months ended September 30, 2010, respectively, as compared to net losses of $43.4 million and $123.4 million and basic and diluted net losses per share of $0.44 and $1.26 per share in the corresponding periods in 2009.

Revenues.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Contract revenues	$16.8	$—	$83.2	$—
License and royalty revenues	0.1	0.9	0.8	2.4
Total revenues	$16.9	$0.9	$84.0	$2.4

Our contract revenues were $16.8 million and $83.2 million, respectively, for the three and nine months ended September 30, 2010 and were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods together with milestone payments. For the nine months ended September 30, 2010 we recognized $30.0 million and $3.0 million, respectively, in contract revenues relating to milestone payments under our Lilly and Pfizer agreements.  The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010.   There were no contract revenues for the corresponding 2009 periods.

Our license and royalty revenues were $0.1 million and $0.8 million, respectively, for the three and nine months ended September 30, 2010.  License and royalty revenues were $0.9 million and $2.4 million, respectively, for the three and nine months ended September 30, 2009. License and royalty revenues were derived from licensing of our gene- and genomic-related intellectual property. We expect that license and royalty revenues will decline as we continue to focus on our drug discovery and development programs.

Operating Expenses.

Research and development expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Salary and benefits related	$10.1	$8.9	$31.0	$27.2
Stock compensation	2.6	1.5	7.3	5.8
Clinical research and outside services	13.3	12.0	40.0	40.5
Occupancy and all other costs	4.6	4.1	12.8	11.7

Total research and development expenses	$30.6	$26.5	$91.1	$85.2

We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2010 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in occupancy and all other costs from the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2010 was primarily the result of increased laboratory expenses.  Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials.

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

In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.  Research and development expenses for the three and nine months ended September 30, 2010 were net of $1.0 million and $8.8 million, respectively, of costs reimbursed by our collaborative partners.

Selling, general and administrative expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Salary and benefits related	$2.6	$1.9	$7.0	$5.6
Stock compensation	1.5	0.7	3.4	2.3
Other contract service and outside costs	4.4	2.2	11.2	5.8

Total selling, general and administrative expenses	$8.5	$4.8	$21.6	$13.7

Salary and benefits related expense increased from the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2010 due to increased headcount. This increased headcount was due to preparation for the potential commercialization of INCB18424 for myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of initial marketing preparations for the potential commercialization of INCB18424 for myelofibrosis.

Other expenses.  Total other expenses for the three and nine months ended September 30, 2010 was $(0.1) million and $(0.4) million, respectively compared to $1.1 million and $2.0 million, respectively for the corresponding periods in 2009, and represent charges recorded in connection with previously announced restructuring programs.

Interest and Other Income (Expense), Net.     Interest income for the three and nine months ended September 30, 2010 was $0.2 million and $0.5 million, respectively, as compared to $0.2 million and $1.0 million for the corresponding periods in 2009.  Included in interest and other income (expense), net for the nine months ended September 30, 2009 was a $1.3 million non-cash other-than-temporary impairment charge.  The decrease is also due to a lower yield for the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.

Interest Expense.    Interest expense for the three and nine months ended September 30, 2010 was $10.5 million and $32.7 million, respectively, compared to $6.5 million and $19.3 million, respectively, for the corresponding periods in 2009.  The increase from the 2009 period to the 2010 period was primarily attributable to the increase in coupon interest and accretion of the discount related to our 4.75% convertible senior notes due 2015 issued on September 30, 2009.

Loss on redemption of convertible senior and subordinated notes.  During the nine months ended September 30, 2010, we redeemed the remaining $55.6 million principal amount of our 3½% convertible senior notes due 2011 and $119.0 million principal amount of our 3½% convertible subordinated notes due 2011. These redemptions resulted in a loss of $4.0 million primarily related to the unamortized debt discount from the 3½% convertible senior notes we redeemed.  During the three and nine months ended September 30, 2009, we repurchased $86.3 million of our 3½% convertible senior notes and $99.0 million of our 3½% convertible subordinated notes resulting in a loss of $5.4 million primarily related to the pro rata share of the unamortized debt discount from the 3½% convertible senior notes we repurchased.

Provision for income taxes.   During the three months ended September 30, 2010, concurrent with a tax filing election made during the quarter, we recorded a benefit for income taxes of $0.7 million.  The election enables us to fully utilize alternative minimum tax (AMT) net operating loss carry forwards to offset the AMT liability in 2010.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through 2009. Because of those losses, we had an accumulated deficit of $1.5 billion as of September 30, 2010. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At September 30, 2010, we had available cash, cash equivalents, and short-term and long-term marketable securities of $395.6 million excluding a funded restricted cash escrow account of $47.4 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Our cash and marketable securities balances are held in a variety of interest-bearing instruments including money market accounts, obligations of U.S. government agencies and mortgage backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments. Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there had not been a significant impact to our financial position, results of operations or liquidity for the period ended September 30, 2010.

Net cash provided by operating activities was $70.5 million for the nine months ended September 30, 2010, compared to $106.2 million used in operating activities for the nine months ended September 30, 2009.  The $176.7 million increase was due primarily to upfront and milestone payments received from our collaborators during the nine months ended September 30, 2010.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash provided by investing activities was $17.0 million for the nine months ended September 30, 2010, which represented primarily sales and maturities of marketable securities of $18.4 million offset by capital expenditures of $1.4 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, and acquisitions, including possible earn-out payments to former stockholders of Maxia Pharmaceuticals, Inc.

For the nine months ended September 30, 2010, net cash used in financing activities was $148.6 million, which represented primarily $158.6 million used to redeem the remaining 3½% convertible senior notes and 3½% convertible subordinated notes, offset by proceeds of $10.0 million from the issuance of common stock under our stock plans and employee stock purchase plan.  For the nine months ended September 30, 2009, we received $388.0 million of net proceeds from the sale of $400.0 million aggregate principal amount of our 4.75% convertible senior notes due 2015 and net proceeds of $132.8 million from our public offering of 20,700,000 shares of common stock.  Also for the nine months ended September 30, 2009, we paid $183.8 million in connection with repurchases of our 3½% convertible senior notes and 3½% convertible subordinated notes and funded a restricted cash escrow account of $56.2 million associated with the interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Also for the nine months ended September 30, 2009, net cash provided by financing activities included $1.2 million of proceeds from the issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of September 30, 2010 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$20.0	$—	$10.0	$10.0	$—
Principal on convertible senior debt	400.0	—	—	—	400.0
Interest on convertible senior debt	104.5	19.0	38.0	38.0	9.5
Non-cancelable operating lease obligations:
Related to current operations	15.5	5.5	10.0	—	—
Related to vacated space	3.2	3.2	—	—	—
Total contractual obligations	$543.2	$27.7	$58.0	$48.0	$409.5

The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $1.5 million (less than 1 year); these scheduled payments are not reflected in the above table. In addition, we have funded an escrow account of $47.4 million as of September 30, 2010 for interest payments through October 2012 on our 4.75% convertible senior notes due 2015.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to Maxia Pharmaceuticals, Inc. are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of September 30, 2010.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government agency debt securities, mortgage and asset-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of September 30, 2010, cash, cash equivalents and short-term and long-term marketable securities were $395.6 million, excluding a funded restricted cash escrow account of $47.4 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2010, the decline in fair value would not be material.

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

Although we obtained special protocol assessments for our JAK inhibitor for each of myelofibrosis and polycythemia vera, a special protocol assessment does not guarantee any particular outcome from regulatory review, including any regulatory approval.

We have obtained a special protocol assessment, or SPA, for the registration trial for our JAK inhibitor for the treatment of myelofibrosis in the United States and for the registration trial for our JAK inhibitor for the treatment of polycythemia vera in the United States. The SPA process allows for Food and Drug Administration, or FDA, evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, or NDA, and provides a product sponsor with an agreement confirming that the design and size of the trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. An SPA is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, the trial will be adequate to demonstrate safety and efficacy, or otherwise be sufficient to support regulatory approval. There can be no assurance that the terms of an SPA will ultimately be binding on the FDA, and the FDA is not obligated to approve an NDA, if any, even if the clinical outcome is positive. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and the data and results from a clinical trial, and can require trial design changes if issues arise essential to determining safety or efficacy. In addition, data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override an SPA, and we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will determine that a previously approved SPA is still valid.

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

We have invested significant resources in the development of our most advanced product candidates. Our drug candidate, INCB18424, is in a Phase III clinical trial for myelofibrosis and a Phase III clinical trial for polycythemia vera. We have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced product candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. We discontinued development of DFC in April 2006 for safety reasons. In March 2008, we announced that we would not advance our lead CCR5 antagonist into Phase IIb trials and that we were seeking to out-license this program. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition. Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest. For example, drugs that receive approval are subject to post-regulatory surveillance and may have to be withdrawn from the market if previously unknown side effects occur. At this point, the regulatory agencies may require additional clinical trials or testing. Once a drug is marketed, if it causes side effects, the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive or because third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

If we do not develop effective sales and marketing capabilities or establish third-party relationships for the commercialization of our drug candidates, we will not be able to successfully commercialize any drug candidates that obtain regulatory approval, and we may incur significant additional costs or difficulties in doing so.

We do not have experience selling or marketing drug products or with respect to pricing and obtaining adequate third-party reimbursement for drugs. We will need to either develop sales and marketing capabilities or enter into arrangements with third parties to sell and market our drug candidates, if they are approved for sale by regulatory authorities. Under our collaboration and license agreement with Novartis, we have retained commercialization rights to INCB18424 in the United States. In anticipation of the regulatory approval of INCB18424 for myelofibrosis, we have started to build the sales and marketing and operational infrastructure to support commercialization. This will require substantial efforts and significant management and financial resources. We will need such an infrastructure to market any of our drug candidates for which we have retained commercialization rights, if they receive regulatory approval. We will need to devote significant effort and investment, in particular, to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is very high, and we will be competing with companies that are currently marketing successful drugs. We may not be able to successfully develop our own sales and marketing capabilities for INCB18424 in the United States in order to support an effective launch of INCB18424 if it is approved for sale. If we do not obtain regulatory approval for INCB18424 for myelofibrosis , we will have incurred significant expenses to build this commercialization infrastructure.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2009. Because of those losses, we had an accumulated deficit of $1.5 billion as of September 30, 2010. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2010 and in future periods as well.

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

As of September 30, 2010, the aggregate principal amount of our total consolidated debt was $420.0 million and our stockholders’ deficit was $128.9 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

Historically, we have had negative cash flow from operations. We likely will not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of September 30, 2010, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. As of September 30, 2010, $400.0 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, are $19.0 million. Funds sufficient to pay interest payments through October 2012 on our 4.75% convertible senior notes are held in an escrow account as security for these interest payments. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our 4.75% convertible senior notes or under our notes held by Pfizer, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived all of our revenues for the three and nine months ended September 30, 2010 from our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. Part of our prior strategy was to license to our database customers and to other pharmaceutical and biotechnology companies our know-how and patent rights associated with the information we have generated in the creation of our proprietary databases, for use in the discovery and development of potential pharmaceutical, diagnostic or other products. Any potential product that is the subject of such a license will require several years of further development, clinical trials and regulatory approval before commercialization, all of which is beyond our control, and possibly beyond the control of our licensee. These licensees may not develop the potential product if they do not devote the necessary resources or decide that they do not want to expend the resources to do the clinical trials necessary to obtain the necessary regulatory approvals. Therefore, milestone or royalty payments from these licenses may not contribute to our revenues for several years, if at all. We have decided to discontinue some of our gene and genomics-related patent prosecution and maintenance, and may in the future decide to discontinue additional gene and genomics-related patent prosecution and maintenance, which could limit our ability to receive license-based revenues from our gene and genomics-related patent portfolio.

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

INCYTE CORPORATION

Dated:	November 9, 2010	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2010	By:	/s/ DAVID C. HASTINGS
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