Form 10-K
period 2010-12-31
INCYTE CORP
filed 2011-02-23
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

         The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on The NASDAQ Global Market on June 30, 2010) was approximately $1.2 billion.

         As of February 16, 2011 there were 123,401,771 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2011 Annual Meeting of Stockholders to be held on May 20, 2011.

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

  •
  focus on our drug discovery, development and commercialization efforts;

  •
  conducting clinical trials internally, with collaborators, or with clinical research organizations;

  •
  our collaboration and strategic relationship strategy; anticipated benefits and disadvantages of entering into collaboration agreements;

  •
  our licensing, investment and commercialization strategies;

  •
  the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;

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

  •
  fluctuations in net cash provided and used by operating, financing and investing activities;

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

Overview

        Incyte is a drug discovery and development company, focused on developing small molecule drugs to treat serious unmet medical needs. Our pipeline is focused in the areas of oncology and inflammation and includes compounds in various stages of development, ranging from preclinical to late-stage development.

        Our two most advanced programs involve our janus kinase (JAK) inhibitors. Oral INCB18424 is in clinical development for the treatment of several myeloproliferative neoplasms and is part of a collaboration agreement with Novartis International Pharmaceutical Ltd. in which Novartis received exclusive development and commercialization rights outside of the United States to INCB18424 for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. The World Health Organization has accepted ruxolitinib as the International Nonproprietary Name for INCB18424. We intend to submit a New Drug Application (NDA) for ruxolitinib for the treatment of myelofibrosis in the first half of 2011. We are planning to launch our first commercial product in late 2011 if our NDA is approved by the U.S. Food and Drug Administration (FDA).

        Oral INCB28050, (now known as LY3009104) is in clinical development for rheumatoid arthritis by Eli Lilly and Company under a collaboration agreement. Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases; however, last year we exercised our co-development rights for rheumatoid arthritis in exchange for royalty rates ranging up to the high twenties. We believe these strategic relationships increase the likelihood of the successful development and commercialization of these compounds.

        We are engaged in a number of other development programs evaluating our novel cMET, IDO and Sheddase inhibitors and are also continuing to invest in our discovery efforts.

        Our pipeline includes the following compounds:

Target/Drug Compound	Indication	Development Status
JAK1/JAK2
Ruxolitinib(INCB18424)(1)	Myelofibrosis	Phase III
Ruxolitinib(INCB18424)(1)	Polycythemia Vera	Phase III
Ruxolitinib(INCB18424)(1)	Essential Thrombocythemia	Phase II
Ruxolitinib(INCB18424)(1)	Solid Tumors/Other Hematologic Malignancies	Phase I/II
INCB18424(2)	Psoriasis	Phase IIb
LY3009104(INCB28050)(3)	Rheumatoid Arthritis	Phase IIb
c-MET
INCB28060(4)	Solid Tumors	Phase I/II
Sheddase
INCB7839	Breast Cancer	Phase II
IDO
INCB24360	Solid Tumors	Phase I/II
HSD1
INCB13739	Type 2 Diabetes	Phase IIb

(1)
We licensed rights outside the United States to Novartis and retained U.S. rights

(2)
This compound is a topical formulation; all others are an oral formulation

(3)
We licensed worldwide rights to Lilly and have elected to co-develop with Lilly and we retain a co-promotion option

(4)
We licensed worldwide rights to Novartis and retained co-development and co-promotion options

Clinical Programs

JAK Programs for Myeloproliferative Neoplasms, Oncology and Inflammation

        The JAK family is composed of four tyrosine kinases—JAK1, JAK2, JAK3 and Tyk2—that are involved in signaling triggered by a number of cytokines and growth factors. JAKs are central to a number of biologic processes, including the formation and development of blood cells and the regulation of immune functions. Dysregulation of the JAK-STAT signaling pathway has been associated with a number of diseases, including myeloproliferative neoplasms, other hematological malignancies, solid cancers, rheumatoid arthritis and psoriasis. Myeloproliferative neoplasms (also referred to as myeloproliferative disorders) are a closely related group of blood diseases in which blood cells, specifically platelets, white blood cells, and red blood cells, grow or act abnormally in the bone marrow. These diseases include myelofibrosis, polycythemia vera and essential thrombocythemia.

        We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK1 and JAK2. Our lead JAK inhibitor for hematologic and oncology indications, ruxolitinib, is in Phase III development for myelofibrosis, Phase III development for polycythemia vera and Phase II development for essential thrombocythemia. It is also in Phase I/II development for other solid tumors and other hematologic malignancies and in Phase IIb development as a topical treatment for psoriasis. Our lead JAK inhibitor for inflammation, LY3009104, is currently in Phase IIb development by Lilly as an oral treatment for rheumatoid arthritis. In addition, topical INCB18424 is in Phase IIb development for the treatment of psoriasis.

        Myelofibrosis.    Myelofibrosis is a rare but serious, life-threatening condition. Myelofibrosis, considered the most serious of the myeloproliferative neoplasms, can occur either as primary myelofibrosis, or as secondary myelofibrosis that develops in a proportion of polycythemia vera patients, and to a lesser extent in patients with essential thrombocythemia. Polycythemia vera and essential thrombocythemia are also myeloproliferative neoplasms.

        Most myelofibrosis patients have enlarged spleens and many suffer from debilitating symptoms, including fatigue, abdominal discomfort, pruritus (itching), night sweats and cachexia (weight loss). There are currently no FDA-approved therapies for myelofibrosis.

        There is a clear unmet medical need for new therapies that better address the clinical manifestations of myelofibrosis. We estimate, based on the available literature as well as our own research using insurance claims databases, that there are currently 16,000 - 18,500 myelofibrosis patients in the United States.

        In July 2009, we obtained a Special Protocol Assessment (SPA) agreement from the FDA for the Phase III registration trial, COMFORT-I, for ruxolitinib for myelofibrosis. Based on the SPA agreement, we expect this to be the only pivotal trial required for approval in the United States.

        COMFORT-I is a randomized double-blind Phase III trial comparing the efficacy and safety of ruxolitinib to placebo in 309 patients with primary myelofibrosis, post-polycythemia vera myelofibrosis or post-essential thrombocythemia myelofibrosis and involving over 100 clinical sites in the United States, Australia and Canada. In late December 2010, we announced top-line results from COMFORT-I. The primary endpoint was the response rate defined as the percentage of patients achieving a 35% or greater reduction in spleen volume at 24 weeks as measured by magnetic resonance imaging or computerized tomography, comparing the rates in patients receiving ruxolitinib or placebo. The response rate was 42% in patients randomized to ruxolitinib versus less than 1% of patients randomized to placebo. High levels of statistical significance were also achieved for the key secondary endpoints based on symptomatic improvement as measured by the modified Myelofibrosis Symptom Assessment Form Diary. The safety profile of ruxolitinib was consistent with previous studies, with the most common adverse effects being reversible thrombocytopenia and anemia.

        COMFORT-II is a second Phase III trial being conducted by Novartis in Europe. It is a randomized, controlled, open-label study designed to evaluate the efficacy, safety and tolerability of ruxolitinib as compared to the best-available therapy in patients with primary myelofibrosis, post-polycythemia vera myelofibrosis or post-essential thrombocythemia myelofibrosis. COMFORT-II has enrolled 219 patients and involves approximately 55 clinical sites in 9 European countries: Belgium, Austria, France, Italy, Germany, Sweden, the Netherlands, Spain and the United Kingdom. The primary efficacy endpoint in COMFORT-II is the proportion of patients achieving at least 35% reduction in spleen volume from baseline to week 48. COMFORT-II is the pivotal trial for European Marketing Authorization (MAA). We expect that supportive data from this clinical trial will be included in our NDA. Novartis has responsibility for the MAA submission, which is targeted for mid-year.

        We have received orphan drug designation from the FDA for ruxolitinib as a treatment for myelofibrosis and orphan medicinal product designation from the European Medicines Agency for ruxolitinib for the treatment of chronic idiopathic myelofibrosis and also for the treatment of myelofibrosis secondary to polycythemia vera or essential thrombocythemia. We have received orphan drug designation from the FDA for ruxolitinib for the treatment of polycythemia vera and essential thrombocythemia.

        Polycythemia Vera and Essential Thrombocythemia.    Polycythemia vera is a rare but serious myeloproliferative neoplasm and occurs when the bone marrow produces too many blood cells, especially red blood cells. Polycythemia vera patients can have similar symptoms as myelofibrosis patients, including enlarged spleens and debilitating symptoms such as fatigue, abdominal discomfort, pruritus (itching), night sweats and cachexia (weight loss). While there are currently no FDA-approved therapies for polycythemia vera, several treatments are used to manage the signs and symptoms of the disease, including the removal of blood (phlebotomy) and treatment with myelosuppressive therapies. About a third of the patients can become resistant to or intolerant of these approaches and there is an unmet medical need for new therapies to treat this subset of patients. We estimate, based on the available literature and published databases, that there are currently 95,000 polycythemia vera patients in the United States.

        In September 2010, we obtained an SPA agreement from the FDA for a Phase III clinical trial for ruxolitinib in patients with advanced polycythemia vera. In October, we initiated with Novartis a joint global Phase III trial, RESPONSE, in patients who are resistant to or intolerant of hydroxyurea. The trial is a randomized, open label trial that will compare the efficacy and safety of ruxolitinib to best available therapy. The primary composite endpoint is both phlebotomy independence and at least a 35% spleen volume reduction at week 32. Key secondary endpoints are the proportion of patients who both achieve the primary response endpoint and maintain response for an additional 48 weeks and the proportion of patients achieving complete hematologic remission at week 32. The trial is expected to include approximately 300 patients. Novartis opened the trial in countries outside of the United States in early 2011.

        In December 2010, we presented long-term clinical results from an ongoing open-label Phase II trial for ruxolitinib in patients with advanced polycythemia vera and essential thrombocythemia. The data, showing long-term clinical activity, including reduction in spleen size, phlebotomy independence (in patients with polycythemia vera) and improvement in blood counts lasting up to 27 months, were presented in an oral session at the 52nd American Society of Hematology Annual Meeting. With a median duration of 21 months of follow-up, clinical responses observed in 34 patients enrolled with polycythemia vera included durable improvements in splenomegaly (spleen enlargement), hematocrit control and symptomatic burden, including pruritus (itching), night sweats and bone pain. Clinical responses seen in 39 patients enrolled with essential thrombocythemia included long-term reductions in elevated platelet and white blood cell counts, and, when present, splenomegaly and constitutional symptoms. Ruxolitinib was well-tolerated.

        Additional Clinical Activities in Oncology.    Additional clinical studies are planned to evaluate the use of ruxolitinib in other malignant diseases. We anticipate the initiation of a Phase II trial in lymphoma and a Phase II trial in pancreatic cancer in 2011.

        There are several ongoing investigator sponsored Phase I/II trials evaluating ruxolitinib in other indications. The Children's Oncology Group, in collaboration with the National Cancer Institute, is conducting a pediatric Phase I/II trial in patients with solid tumors/hematological malignancies. M.D. Anderson Cancer Center is conducting two trials, a Phase II trial in patients with refractory/relapsed hematologic malignancies and a Phase I/II trial in patients with acute leukemias (acute lymphocytic leukemia and acute myeloid leukemia).

        Rheumatoid Arthritis.    Rheumatoid arthritis is an autoimmune disease characterized by aberrant or abnormal immune mechanisms that lead to joint inflammation and swelling and, in some patients, the progressive destruction of joints. Rheumatoid arthritis can also affect connective tissue in the skin and organs of the body.

        Current rheumatoid arthritis treatments include the use of non-steroidal anti-inflammatory drugs, disease-modifying anti-rheumatic drugs such as methotrexate, and the newer biological response modifiers that target tumor necrosis factor, a pro-inflammatory cytokine implicated in the pathogenesis of rheumatoid arthritis. None of these approaches to treatment is curative and, therefore, there is an unmet need for new safe and effective treatment options for these patients. Rheumatoid arthritis is estimated to affect about 1% of the world population.

        We have a second JAK1 and JAK2 inhibitor, LY3009104, which is the lead compound in our inflammation program and subject to our collaboration agreement with Lilly. In November 2010, we presented the final six-month clinical data from the dose ranging, placebo-controlled Phase IIa trial of LY3009104 in patients with active rheumatoid arthritis at the 2010 American College of Rheumatology / Association of Rheumatology Health Professionals Annual Scientific Meeting.

        Results from the 125-patient Phase IIa trial demonstrated that all three doses, 4, 7 and 10 milligrams once a day, of oral LY3009104 improved on the primary endpoint, the percent of patients achieving American College of Rheumatology (ACR) 20 improvement, over the full 24-week treatment period. Evidence of improvement was seen as early as the first assessment at two weeks and efficacy results continued to improve from week 12 to week 24 across ACR response categories as well. Responses were similar in both biologic-experienced and biologic-naïve patients and adverse events for all three doses were predominantly mild-to-moderate with frequencies similar to placebo.

        Based upon these results, in July 2010 we exercised our option to co-develop this compound in RA. We will be responsible for 30% of all future development costs for this indication through regulatory approval in exchange for royalties ranging up to the high twenties on potential future sales. In October 2010, Lilly initiated a Phase IIb trial in patients poorly controlled on methotrexate. This trial is a global, dose-ranging study expected to involve 270 patients with active rheumatoid arthritis.

        Psoriasis (Topical Formulation).    Psoriasis is a skin disease that causes visible scaling and inflammation as well as pain, swelling, heat, and redness. Most psoriasis patients have patches of thick, red skin with silvery scales that can occur on the elbows, knees, other parts of the legs, scalp, lower back, face, palms, and soles of the feet. Market research suggests that neither physicians nor patients are satisfied with existing psoriasis treatments primarily because these require constant monitoring to balance safety and efficacy outcomes, and many topical treatments are limited to short-term use. There is clear unmet need for a better tolerated and effective topical treatment. The United States psoriasis market consists of approximately six million patients, of which mild to moderate patients, who tend to prefer topical treatments, account for approximately 85% of the market.

        Results from a multi-center three-month Phase IIb trial comparing three once-daily doses of topical INCB18424 to vehicle in 200 patients with mild-to-moderate psoriasis were disclosed at both oral and poster presentations at the Society of Dermatology Meeting, in May 2010. We are seeking a collaborator for the development of this compound.

c-MET for Solid Tumors

        c-MET is a clinically validated receptor kinase cancer target. Abnormal c-MET activation in cancer correlates with poor prognosis. Dysregulation of the c-MET pathway triggers tumor growth, formation of new blood vessels that supply the tumor with nutrients, and causes cancer to spread to other organs. Dysregulation of the c-MET pathway is seen in many types of cancers, including kidney, liver, stomach, breast, and brain.

        Several small molecule c-MET kinase inhibitors have demonstrated clinical efficacy in a number of cancers; however, these molecules have limited potency and are relatively non-selective, which could lead to off-target toxicities. We believe our lead c-MET inhibitor, INCB28060, has the requisite properties to overcome these limitations, including greater selectivity, improved potency and more effective inhibition of c-MET. Under our agreement, Novartis received worldwide exclusive development and commercialization rights to INCB28060 and certain back-up compounds in all indications. We initiated a Phase I/II clinical trial in early 2010 that is expected to include approximately 50 patients with solid tumors. We anticipate that this trial will conclude in 2011 and we will then transition the program to Novartis.

Sheddase Inhibitor Program for Solid Tumors

        Breast cancer is the second leading cause of death from cancer in American women. HER2-positive breast cancer is a breast cancer that tests positive for a protein called human epidermal growth factor receptor 2 (HER2), which promotes the growth of cancer cells. In about one of every four breast cancers, the cancer cells make an excess of HER2 due to a gene mutation. HER2-positive breast cancers tend to be more aggressive than other types of breast cancer. While there are treatments that specifically target HER2, there is a subset of HER2-positive patients referred to as p95HER2-positive. These

p95HER2-positive patients tend to be resistant to trastuzumab (Herceptin)-based therapies and have poor clinical outcomes as compared to other HER2-positive patients. There is an unmet patient need for new treatments that can be used in this subset of HER2-positive patients. We estimate that approximately 20%-40% of HER2-positive patients are p95HER2-positive.

        We have identified novel, potent, and orally available small-molecule inhibitors of sheddase. Sheddase is an enzyme that is believed to activate all four epidermal growth factor receptors that play a key role in the growth and survival of multiple tumor types, including breast, colorectal, and non-small lung cancers. INCB7839, our lead sheddase compound, is in Phase II clinical development for breast cancer, evaluating its effectiveness when used in combination with trastuzumab. In June 2010, we presented additional data from this ongoing Phase II clinical trial involving 66 patients with HER2-positive metastatic breast cancer. These results suggest that, when compared to a historical control study of trastuzumab as monotherapy, INCB7839 in combination with trastuzumab may provide improvements in time to progression and response rate in p95HER2-positive patients. In an effort to confirm this hypothesis with a larger data set, we have been conducting an analysis of tissue samples from HER2-positive breast cancer patients for p95 assay validation and to better define the expected rate of progression in this subset of patients. If this biomarker research proves supportive, we intend to meet with the FDA to determine if a Phase III program in p95HER2-positive breast cancer patients could serve as the basis for regulatory approval.

IDO for Solid Tumors

        Solid tumors are named for the type of cells that form them, for example, sarcomas, carcinomas, and lymphomas. Frequently, the term "solid tumors" collectively refers to cancer in major organs. The American Cancer Society estimates that more than 1,500,000 Americans will be diagnosed with cancer in 2010, of which more than 830,000 patients will be diagnosed with solid tumors such as lung, prostate, colon, rectum or breast cancer. The American Cancer Society also estimates that approximately 560,000 patients are expected ultimately to die from cancer in 2010.

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

        We believe our compound, INCB24360, represents a novel, potent, and selective inhibitor of the enzyme IDO. It is efficacious in multiple mouse models of cancer and has been well-tolerated in preclinical safety studies. We initiated a Phase I/II clinical trial in patients with solid tumors in the third quarter of 2010.

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

License Agreements

Novartis

        In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to ruxolitinib and certain back-up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to ruxolitinib in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our c-MET inhibitor compound INCB28060 and certain back-up compounds in all indications. We retained options to co-develop and to co-promote INCB28060 in the United States.

        Under this agreement, we received an upfront payment and immediate milestone payment totaling $210 million and were initially eligible to receive additional payments of up to approximately $1.1 billion if defined development and commercialization milestones are achieved. In 2010, we received $50 million in milestone payments for the initiation of the global Phase III trial, RESPONSE, in patients with polycythemia vera. We also could receive tiered, double digit royalties on future ruxolitinib sales outside of the United States. Each company is responsible for costs relating to the development and commercialization of the JAK inhibitor compound in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial.

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

Lilly

        In December 2009, we entered into a License, Development and Commercialization Agreement with Eli Lilly and Company. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to LY3009104 and certain back-up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90 million, and were initially eligible to receive additional payments of up to $665 million based on the achievement of defined development, regulatory and commercialization milestones. In 2010, we received $49 million in milestone payments from Lilly. We also could receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20% if the product is successfully commercialized.

        We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly will be responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. In July 2010, we elected to co-develop LY3009104 with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of a Phase IIb trial through regulatory approval. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

Pfizer

        In January 2006, we entered into a Collaborative Research and License Agreement with Pfizer Inc. for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days' notice. We received an upfront nonrefundable, non-creditable payment of $40.0 million in January 2006 and are eligible to receive additional future development and milestone payments. We received a $3.0 million milestone payment from Pfizer in 2007 and a $3.0 million milestone payment from Pfizer in 2010.

Incyte's Approach to Drug Discovery and Development

        Our productivity in drug discovery and development is primarily a result of our core competency in medicinal chemistry which is tightly integrated with, and supported by, an experienced team of biologists with expertise in multiple therapeutic areas. As a number of our compounds have progressed into clinical development, we have also built a clinical development and regulatory team. This team utilizes clinical research organizations (CROs), expert scientific advisory boards, and leading consultants and suppliers in relevant drug development areas in an effort to conduct our clinical trials efficiently and effectively, while maintaining strategic control of the design and management of our programs.

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

Incyte's Development Teams

        Our development teams are responsible for ensuring that our clinical candidates are expeditiously progressed from preclinical development and IND-enabling studies into human testing. To keep pace with the growth in our clinical pipeline, we have added new members to the development teams by internal transfers and by recruiting new employees with expertise in drug development including clinical trial design, statistics, regulatory affairs, medical affairs and project management. We have also built core internal process chemistry and formulation teams using this same strategy. Rather than build extensive infrastructure, we work with external CROs with expertise in managing clinical trials, process chemistry, product formulation, and the manufacture of clinical trial supplies to support our drug development efforts.

Commercial Strategy

        Our strategy is to develop and commercialize our compounds on our own in selected markets when we believe a company of our size can successfully compete, such as in myelofibrosis, other myeloproliferative neoplasms, other oncology indications and certain inflammatory conditions. We intend to file a New Drug Application with the FDA to secure regulatory approval of ruxolitinib in myelofibrosis in the United States. We are building the marketing, medical and operational infrastructure to support commercialization of ruxolitinib in myelofibrosis in the United States. In 2010, the marketing team focused the majority of its efforts on conducting quantitative and qualitative market research among physicians and patients, initiating brand development work, and progressing development of the generic and trade names. We anticipate hiring approximately 60 sales representatives and 6 regional managers in the second half of 2011 to support the expected launch of ruxolitinib.

        For rights outside the United States to ruxolitinib as well as for pipeline compounds that are outside of our core expertise or would require expensive clinical studies, we have established or are seeking to establish collaborations or strategic relationships to support development and commercialization. We established a collaboration with Novartis in 2009 for rights in certain indications outside of the United States to our JAK oncology program with ruxolitinib and specified backups, as well as worldwide rights to our c-MET inhibitor compound INCB28060. We also established a collaboration with Lilly in 2009 for our JAK inflammation and autoimmune program with LY3009104 and specified back-ups, and with Pfizer in 2005 to advance our CCR2 antagonist program. We believe the key benefits to entering into strategic relationships include the potential to receive upfront payments and future milestones and royalties in exchange for certain rights to our compounds, as well as the potential to expedite the development and commercialization of certain of our compounds.

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

Drug Candidate (Target)	Status of United States Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)	Status of European Union and Japan Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)
INCB18424 (JAK)	Granted and pending (2026)	Applications pending (2026)
INCB7839 (Sheddase)	Granted and pending (2024)	Applications pending (2024)
LY3009104 (JAK)	Applications pending (2026)	Applications pending (2026)
INCB13739 (HSD1)	Granted and pending (2025)	Applications pending (2025)

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

  •
  attract and retain scientific, product development and sales and marketing personnel;

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

Government Regulation

        Our ongoing research and development activities and any manufacturing and marketing of our potential small molecule products to treat medical conditions are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the United States Food, Drug and Cosmetic Act and its implementing regulations. The FDA regulates, among other things, the research, development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution and import and export, of these products. None of our drug candidates has, to date, been submitted for approval for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate's safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations of a drug candidate in humans, we must submit an Investigational New Drug application (IND), which must by reviewed by FDA.

        The steps generally required before a drug may be marketed in the United States include:

  •
  preclinical laboratory tests, animal studies and formulation studies in compliance with FDA's Good Laboratory Practice regulations;

  •
  submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;

  •
  performance of adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication;

  •
  submission of a new drug application to the FDA for review;

  •
  random inspections of clinical sites to ensure validity of clinical data around safety and efficacy

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices;

  •
  FDA approval of the NDA; and

  •
  payment of user and establishment fees, if applicable.

        Similar requirements exist within foreign agencies as well. The time required to satisfy FDA requirements or similar requirements of foreign regulatory agencies may vary substantially based on the type, complexity and novelty of the product or the targeted disease.

        Preclinical testing includes laboratory evaluation of product pharmacology, drug metabolism, and toxicity which includes animal studies, to assess potential safety and efficacy as well as product chemistry, stability, formulation, development, and testing. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions about issues such as the conduct of the clinical trials as outlined in the IND. In the latter case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence.

        Clinical trials involve the administration of the investigational drug or the marketed drug to human subjects under the supervision of qualified investigators and in accordance with good clinical practices regulations covering the protection of human subjects. These regulations require all research subjects to provide informed consent. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND and each trial must be reviewed and approved by an independent ethics committee or institutional review board (IRB) before it can begin.

        Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase I usually involves the initial introduction of the investigational drug into healthy volunteers to evaluate its safety, dosage tolerance, absorption, metabolism, distribution and excretion.

        Phase II usually involves clinical trials in a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse effects and safety risks, and evaluate and gain preliminary evidence of the efficacy of the drug for specific indications.

        Phase III clinical trials usually further evaluate clinical efficacy and safety by testing the drug in its final form in an expanded patient population, providing statistical evidence of efficacy and safety, and providing an adequate basis for labeling.

        We cannot guarantee that Phase I, Phase II or Phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, we, the IRB, or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

        Even after initial FDA approval has been obtained, further studies, including post-approval trials, or Phase IV studies, may be required to provide additional data and will be required to gain approval for the sale of a product as a treatment for clinical indications other than those for which the product was initially tested and approved. Also, the FDA will require post-approval reporting to monitor the side effects of the drug. Results of post-approval programs may limit or expand the indications for which the drug product may be marketed. Further, if there are any requests for modifications to the initial FDA approval for the drug, including changes in indication, manufacturing process, labeling or manufacturing facilities, a supplemental NDA may be required to be submitted to the FDA.

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

        Sponsors submit the results of product development, preclinical studies and clinical trials to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information and proposed labeling. Upon receipt, the FDA initially reviews the NDA to determine whether it is sufficiently complete to initiate a substantive review. If the FDA identifies deficiencies that would preclude substantive review, the FDA will refuse to accept the NDA and will inform the sponsor of the deficiencies that must be corrected prior to resubmission. If the FDA accepts the submission for substantive review, the FDA typically reviews NDAs within an accepted time frame. Under the Prescription Drug User Fee Act, the FDA agrees to review NDAs under either a standard review or priority review. FDA procedures provide for priority review of NDAs submitted for drugs that, compared to currently marketed products, offer a significant improvement in the treatment, diagnosis or prevention of a disease. The FDA seeks to review NDAs that are granted priority status more quickly than NDAs given standard review status. The FDA's stated policy is to act on 90% of priority NDAs within six months of receipt. Although the FDA historically has not met these goals, the agency has made significant improvements in the timeliness of the review process. NDA review often extends significantly beyond anticipated completion dates due to FDA requests for additional data or clarification, the FDA's decision to have an advisory committee review and make recommendations on approval of the NDA, and difficulties in scheduling an advisory committee meeting. The recommendations of an advisory committee are not binding on the FDA.

        To obtain FDA approval to market a product, we must demonstrate that the product is safe and effective for the patient population that will be treated. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. Marketing or promoting a drug for an unapproved indication is prohibited. Furthermore, approval may entail ongoing requirements for post-marketing studies or risk evaluation and mitigation strategies, including the need for patient and/or physician education, patient registries, medication or similar guides, or other restrictions on the distribution of the product. If an NDA does not satisfy applicable regulatory criteria, the FDA may deny approval of an NDA or may issue a complete response, and require, among other things, additional clinical data or analyses.

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

        Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, or EU, registration procedures are available to companies wishing to market a product in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization may be granted. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above and may also include additional risks.

        The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven year exclusive marketing period in the United States for the orphan drug indication.

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

        Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the United States, including the EU. The orphan legislation in the EU is available for therapies addressing conditions that affect five or fewer out of 10,000 persons, are life-threatening or chronically debilitating conditions and for which no satisfactory treatment is authorized. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product does not justify maintenance of market exclusivity.

  Marketing Exclusivity

        The FDA may grant five years of exclusivity in the United States for the approval of NDAs for new chemical entities, and three years of exclusivity for supplemental NDAs, for among other things, new indications, dosages or dosage forms of an existing drug if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the supplemental application. Additionally, six months of marketing exclusivity in the United States is available if, in response to a written request from the FDA, a sponsor submits and the agency accepts requested information relating to the use of the approved drug in the pediatric population. The six month pediatric exclusivity is added to any existing patent or non-patent exclusivity period for which the drug is eligible. Orphan drug products are also eligible for pediatric exclusivity if the FDA requests and the company completes pediatric clinical trials.

  Health Law Compliance

        In addition to FDA laws and regulations, we must also comply with various federal and state laws pertaining to healthcare "fraud and abuse" which govern, among other things, our relationships with healthcare providers, and the marketing and pricing of prescription drug products. Among these laws are anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices could be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. In addition, a number of states require that companies implement compliance programs or comply with industry ethics codes, adopt spending limits, and report to state governments any gifts, compensation, and other remuneration provided to physicians. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Many pharmaceutical and other health care companies have been investigated and prosecuted for alleged violations of these laws. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs (including Medicare and Medicaid), criminal fines, and imprisonment. Companies that have chosen to settle these alleged violations have typically paid multi-million dollar fines to the government and agreed to abide by corporate integrity agreements. Private individuals may bring similar actions.

        There are also an increasing number of state laws that require manufacturers to make reports to those states on certain pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the state authorities.

  Healthcare Reform

        In March 2010, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively PPACA, was enacted, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

  •
  an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, beginning in 2011; an orphan drug product will generally not be subject to these fees until it is approved for marketing for an indication other than an orphan drug indication. However, it is not certain that the government will continue to provide this exemption in the future or that we will qualify for this exemption.

  •
  new requirements to report certain financial arrangements with physicians and others, including reporting any "transfer of value" made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year beginning in 2012, with reporting starting in 2013;

  •
  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research relating to drugs and other treatments, along with funding for such research;

  •
  creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

  •
  establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending beginning by January 1, 2011.

        Many of the details regarding the implementation of PPACA are yet to be determined, and at this time, the full effect of PPACA on our business is unclear.

Research and Development

        Since our inception, we have made substantial investments in research and technology development. During 2010, 2009 and 2008, we incurred research and development expenses of $123.9 million, $119.4 million and $146.4 million, respectively.

Human Resources

        As of December 31, 2010, we had 247 employees, including 179 in research and development and 68 in operations support, finance and administrative positions. Of these employees, 89 employees have advanced technical degrees including 10 MDs and 70 Ph.Ds. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

  •
  deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions in compliance with all applicable laws;

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

        We have obtained a special protocol assessment, or SPA, for the registration trial for our JAK inhibitor for the treatment of myelofibrosis in the United States and for the registration trial for our JAK inhibitor for the treatment of polycythemia vera in the United States. The SPA process allows for Food and Drug Administration, or FDA, evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, or NDA, and provides a product sponsor with an agreement confirming that the design and size of a trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. Even if we believe that the data from a clinical trial are supportive, an SPA is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, a trial will be adequate to demonstrate safety and efficacy, or otherwise be sufficient to support regulatory approval. There can be no assurance that the terms of an SPA will ultimately be binding on the FDA, and the FDA is not obligated to approve an NDA, if any, even if the clinical outcome is positive. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and the data and results from a clinical trial, and can require trial design changes or additional studies if issues arise essential to determining safety or efficacy. Data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override an SPA, and we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will determine that a previously approved SPA is still valid.

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

        We have invested significant resources in the development of our most advanced product candidates. Our drug candidate, ruxolitinib, is in Phase III development for myelofibrosis and a Phase III clinical trial for polycythemia vera. We have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced product candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. We discontinued development of DFC in April 2006 for safety reasons. In March 2008, we announced that we would not advance our lead CCR5 antagonist into Phase IIb trials and that we were seeking to out-license this program. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition.

Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest.

        Even if any of our drug candidates receive regulatory approval, they would be subject to post-regulatory surveillance, and may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing, and the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive or because third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

We have not commercialized a drug product to date. If we do not develop effective sales and marketing capabilities or establish third-party relationships for the commercialization of our drug candidates, we will not be able to successfully commercialize any drug candidates that obtain regulatory approval, and we may incur significant additional costs or difficulties in doing so.

        We do not have experience selling or marketing drug products or with respect to pricing and obtaining adequate third-party reimbursement for drugs. We will need to either develop sales and marketing capabilities or enter into arrangements with third parties to sell and market our drug candidates, if they are approved for sale by regulatory authorities. Under our collaboration and license agreement with Novartis, we have retained commercialization rights to ruxolitinib in the United States. In anticipation of the regulatory approval of ruxolitinib for myelofibrosis, we have started to build the sales and marketing, medical and operational infrastructure to support commercialization. This will require substantial efforts and significant management and financial resources. We will need such an infrastructure to market any of our drug candidates for which we have retained commercialization rights, if they receive regulatory approval. We will need to devote significant effort and investment, in particular, to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is very high, and we will be competing with companies that are currently marketing successful drugs. We may not be able to successfully develop our own sales and marketing capabilities for ruxolitinib in the United States in order to support an effective launch of ruxolitinib if it is approved for sale. If we do not obtain regulatory approval for ruxolitinib for myelofibrosis, we will have incurred significant expenses to build this commercialization infrastructure.

        We have granted commercialization rights to other pharmaceutical companies with respect to certain of our drug candidates in specific geographic locations, and intend to seek other collaborative or licensing arrangements with respect to other of our drug candidates. To the extent that our collaborators have commercial rights to our drug candidates, any revenues we receive from any approved drugs will depend primarily on the sales and marketing efforts of others. We do not know whether we will be able to enter into additional third- party sales and marketing arrangements with respect to any of our other drug candidates on acceptable terms, if at all, or whether we will be able to leverage the sales and marketing capabilities we intend to build for ruxolitinib for myelofibrosis in order to market and sell any other drug candidate if it is approved for sale.

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

        Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory approval will be obtained for any product we develop. None of our drug candidates has, to date, been submitted for approval for sale in the United States of any foreign market. We have licensed to Novartis rights to ruxolitinib in certain indications outside of the United States and worldwide rights to c-MET and licensed to Lilly worldwide rights to LY3009104. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. We have no or limited control over the further clinical development of any compounds we licensed to these collaborators. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

        We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We currently rely on third parties for the manufacture of both the active pharmaceutical ingredient, or API, and finished drug product of our drug candidates for clinical trials. In addition, we expect to continue to rely on third parties for the manufacture of commercial supplies of API and finished drug product for any drugs that we successfully develop. For most of our drug candidates, including our lead drug candidate ruxolitinib, we rely on one third party to manufacture the API, another to make finished drug product and a third to package and label the finished product. The FDA requires that the API and finished product for each of our drug products be manufactured according to its current Good Manufacturing Practices, or cGMP, regulations and regulatory authorities in other countries have similar requirements. There are only a limited number of manufacturers that comply with these requirements. If the third parties that manufacture our drug candidates are not compliant with the applicable regulatory requirements, the FDA or a foreign regulatory authority may require us to halt ongoing clinical trials or not approve our application to market our drug products. Failure to comply with cGMP and the applicable regulatory requirements of other countries in the manufacture of our products could result in the FDA or foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, enforcing product recalls or other enforcement actions, which could have a material adverse effect on our business.

        We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture our products according to our schedule and specifications. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all. Also, raw materials that may be required to manufacture any products we develop may only be available from a limited number of suppliers. Generally, we have only a single source that is qualified to supply the API and finished product of our drug candidates. If any of these single source suppliers were to become unable or unwilling to supply us with API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply which could have a material adverse effect on our business. We are currently seeking to qualify a second source of supply for the API for our lead drug candidate, ruxolitinib, however, there is no assurance that we will be able to identify and qualify a second source of supply for ruxolitinib or any of our other drug candidates or drug products on a timely basis. If we have promised delivery of a new product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs would be delayed, and we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity. This expense would adversely affect our operating results.

        Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.

        In order to obtain approval of our products, including ruxolitinib, by the FDA and foreign regulatory agencies, we need to complete testing on both the API and on the finished product in the packaging we propose for commercial sales. This includes testing of stability, identification of impurities and testing of other product specifications by validated test methods. In addition, we will be required to consistently produce the API in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This requirement is referred to as process validation. With respect to ruxolitinib, although we have manufactured the product at commercial scale, we have started, but not yet completed, this process validation requirement. If the required testing or process validation is delayed or produces unfavorable results, we may not obtain approval to launch the product or product launch may be delayed.

        We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. Foreign manufacturing approval processes typically include all of the risks associated with the FDA approval process for manufacturing and may also include additional risks.

If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.

        Our activities, and the activities of our collaborators, partners and third party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, or violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

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

        In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the U.S. healthcare system were recently enacted, including changes to the methods for, and amounts of, Medicare reimbursement. These reforms could significantly reduce payments from Medicare and Medicaid. Reforms or other changes to these payment systems, may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third-party payors for our drug candidates. Some of these changes and proposed changes could result in reduced reimbursement rates, which could reduce the price that we or any of our collaborators or licensees receive for any products, if commercialized, in the future, and which would adversely affect our business strategy, operations and financial results. Further federal and state proposals and health care reforms are possible, which could limit the prices that can be charged for any of our drug candidates and may further limit the commercial viability of our drug candidates. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. If reimbursement for our products, if commercialized, is unavailable, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. There may be future changes that result in reductions in current coverage and reimbursement levels for our drug candidates, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

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

        We had net losses from inception in 1991 through 1996 and in 1999 through 2010. Because of those losses, we had an accumulated deficit of $1.4 billion as of December 31, 2010. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2011 and in future periods as well.

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

        As of December 31, 2010, the aggregate principal amount of our total consolidated debt was $420.0 million and our stockholders' deficit was $88.6 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

        We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of December 31, 2010, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. As of December 31, 2010, $400.0 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, are $19.0 million. Funds sufficient to pay interest payments through October 2012 on our 4.75% convertible senior notes are held in an escrow account as security for these interest payments. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our 4.75% convertible senior notes or under our notes held by Pfizer, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

Our current revenues are derived from collaborations and from licensing our intellectual property. If we are unable to achieve milestones, develop products or renew or enter into new collaborations, our revenues may decrease, and future milestone and royalty payments may not contribute significantly to revenues for several years, and may never result in revenues.

        We derived all of our revenues for the year ended December 31, 2010 from our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties

        Our corporate headquarters is in Wilmington, Delaware, which is where our drug discovery and development operations are also located. As of December 31, 2010, we had a lease agreement covering approximately 110,245 square feet that expires in June 2013. We believe that these facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required. In addition to our corporate headquarter lease, we had a lease agreement for 96,025 square feet as of December 31, 2010 for a facility that was closed as a part of the restructuring of our genomic information business in Palo Alto, California. This lease agreement expires in March 2011 and all of this space is currently subleased to others.

Item 3.    Legal Proceedings

        We are not currently a party to any material legal proceedings. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

Item 4.    (Removed and Reserved).

Executive Officers of the Registrant

        Our executive officers are as follows:

        Paul A. Friedman, M.D., age 68, joined Incyte as the Chief Executive Officer and a Director in November 2001. Dr. Friedman also serves as our President. From 1998 until October 2001, Dr. Friedman served as President of DuPont Pharmaceuticals Research Laboratories, a wholly owned subsidiary of DuPont Pharmaceuticals Company (formerly The DuPont Merck Pharmaceutical Company), from 1994 to 1998 he served as President of Research and Development of The DuPont Merck Pharmaceutical Company, and from 1991 to 1994 he served as Senior Vice President at Merck Research Laboratories. Prior to his work at Merck and DuPont, Dr. Friedman was an Associate Professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a Diplomate of the American Board of Internal Medicine and a Member of the American Society of Clinical Investigation. He received his A.B. in Biology from Princeton University and his M.D. from Harvard Medical School. Dr. Friedman is also a director of Auxilium Pharmaceuticals, Inc.

        Patricia S. Andrews, age 52, joined Incyte as Executive Vice President and Chief Commercial Officer in October 2008. From 1991 to October 2008, Ms. Andrews was employed by Pfizer in various roles of increasing responsibility in Corporate Strategic Planning and Worldwide Pharmaceutical Operations. Ms. Andrews was most recently Vice President, General Manager of the U.S. Oncology business unit and Vice President, Specialty Markets, responsible for U.S. marketing of oncology, ophthalmology, endocrinology, anti-infectives, HIV and all products still sold but no longer actively marketed in the United States. Prior to joining Pfizer, from 1985 to 1990, Ms. Andrews held various positions at Marine Midland Bank, including Vice President, Capital Finance. Ms. Andrews received her B.A. in history and political science from Brown University and her M.B.A. from the University of Michigan.

        David C. Hastings, age 49, has served as Executive Vice President and Chief Financial Officer since October 2003. From February 2000 to September 2003, Mr. Hastings served as Vice President, Chief Financial Officer, and Treasurer of ArQule, Inc. Prior to his employment with ArQule, Mr. Hastings was Vice President and Corporate Controller at Genzyme, Inc., where he was responsible for the management of the finance department. Prior to his employment with Genzyme, Mr. Hastings was the Director of Finance at Sepracor, Inc., where he was primarily responsible for Sepracor's internal and external reporting. Mr. Hastings is a Certified Public Accountant and received his B.A. in Economics at the University of Vermont.

        Brian W. Metcalf, Ph.D., age 65, has served as Executive Vice President and Chief Drug Discovery Scientist since February 2002. From March 2000 to February 2002, Dr. Metcalf served as Senior Vice President and Chief Scientific Officer of Kosan Biosciences Incorporated. From December 1983 to March 2000, Dr. Metcalf held a number of executive management positions with SmithKline Beecham, most recently as Senior Vice President, Discovery Chemistry and Platform Technologies. Prior to joining SmithKline Beecham, Dr. Metcalf held positions with Merrell Research Center from 1973 to 1983. Dr. Metcalf received his B.S. and Ph.D. in Organic Chemistry from the University of Western Australia. On February 3, 2011, Dr. Metcalf notified Incyte of his intention to retire effective May 1, 2011.

        Patricia A. Schreck, age 57, joined Incyte as Executive Vice President and General Counsel in December 2003. Prior to joining Incyte, Ms. Schreck was Chief Patent Counsel at Elan Drug Delivery, Inc. Previously, she served as General Counsel for Genomics Collaborative, Inc. and diaDexus, Inc. (a SmithKline Beecham and Incyte joint venture). From 1992 through 1998, Ms. Schreck held a variety of senior patent and corporate legal positions at SmithKline Beecham. Ms. Schreck holds a B.A. in Chemistry and Biology from the University of Colorado and a J.D. from Villanova University School of Law. Ms. Schreck is admitted to practice before the United States Patent bar.

        Paula J. Swain, age 53, has served as Executive Vice President, Human Resources, of Incyte since August 2002 and joined the company as Senior Vice President of Human Resources in January 2002.

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

        Richard S. Levy, M.D., age 53, has served as Executive Vice President and Chief Drug Development and Medical Officer since January 2009 and joined the company as Senior Vice President of Drug Development in August 2003. Prior to joining Incyte, Dr. Levy held positions of increasing responsibilities in drug development, clinical research and regulatory affairs at Celgene, from 2002 to 2003, DuPont Pharmaceuticals Company, from 1997 to 2002, and Sandoz (now part of Novartis), from 1991 to 1997. Prior to joining the pharmaceutical industry, Dr. Levy was Assistant Professor of Medicine at the UCLA School of Medicine. Dr. Levy is Board Certified in Internal Medicine and Gastroenterology and received his A.B. in Biology from Brown University and his M.D. from the University of Pennsylvania.

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

	High	Low
2009
First Quarter	$4.21	$2.03
Second Quarter	4.10	1.96
Third Quarter	8.18	3.22
Fourth Quarter	9.56	5.30
2010
First Quarter	$14.49	$9.16
Second Quarter	14.98	8.50
Third Quarter	16.05	10.21
Fourth Quarter	17.48	14.51

        As of December 31, 2010, our common stock was held by 266 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Item 6.    Selected Financial Data

Selected Consolidated Financial Data
(in thousands, except per share data)

        The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Revenues:
Contract revenues(1)	$168,948	$5,755	$659	$29,852	$24,226
License and royalty revenues	930	3,510	3,260	4,588	3,417

Total revenues	169,878	9,265	3,919	34,440	27,643
Costs and expenses:
Research and development	123,880	119,442	146,362	104,889	87,596
Selling, general and administrative	32,328	27,580	17,073	15,238	14,027
Other expenses(2)	(379)	2,011	(227)	(407)	2,884

Total costs and expenses	155,829	149,033	163,208	119,720	104,507

Income (loss) from operations	14,049	(139,768)	(159,289)	(85,280)	(76,864)
Interest and other income, net	1,416	50	5,306	22,431	20,679
Interest expense	(43,323)	(32,125)	(24,937)	(24,032)	(17,911)
Loss on embedded derivative liability	—	(34,300)	—	—	—
Loss on redemption/repurchase of convertible senior and subordinated notes	(3,988)	(5,727)	—	—	(70)

Net loss	$(31,846)	$(211,870)	$(178,920)	$(86,881)	$(74,166)

Basic and diluted net loss per share	$(0.26)	$(2.06)	$(1.99)	$(1.03)	$(0.89)
Number of shares used in computation of basic and diluted net loss per share	121,628	102,943	89,785	84,185	83,799

(1)
2010 and 2009 contract revenues relates to our collaborative research and license agreements with Novartis and Lilly. 2008, 2007 and 2006 contract revenues relate to our collaborative research and license agreement with Pfizer Inc.

(2)
2010, 2009, 2008 and 2007 charges relates to restructuring activity. 2006 charges relate to restructuring charges and $3.4 million paid to Invitrogen as a settlement fee.

	December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term and long-term marketable securities	$424,168	$473,931	$217,783	$257,327	$329,810
Working capital	341,881	523,229	155,157	227,817	278,421
Total assets	489,581	712,390	232,388	275,695	353,603
Convertible senior notes	276,445	308,059	130,969	122,180	113,981
Convertible subordinated notes	16,987	135,079	265,198	264,376	257,122
Stockholders' deficit	(88,644)	(102,384)	(220,750)	(159,517)	(84,908)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

        Our pipeline includes the following compounds:

Target/Drug Compound	Indication	Development Status
JAK1/JAK2
Ruxolitinib(INCB18424)(1)	Myelofibrosis	Phase III
Ruxolitinib(INCB18424)(1)	Polycythemia Vera	Phase III
Ruxolitinib(INCB18424)(1)	Essential Thrombocythemia	Phase II
Ruxolitinib(INCB18424)(1)	Solid Tumors/Other Hematologic Malignancies	Phase I/II
INCB18424(2)	Psoriasis	Phase IIb
LY3009104(INCB28050)(3)	Rheumatoid Arthritis	Phase IIb
c-MET
INCB28060(4)	Solid Tumors	Phase I/II
Sheddase
INCB7839	Breast Cancer	Phase II
IDO
INCB24360	Solid Tumors	Phase I/II
HSD1
INCB13739	Type 2 Diabetes	Phase IIb

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

License Agreements

Novartis

        In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to ruxolitinib and certain back-up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to ruxolitinib in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our c-MET inhibitor compound INCB28060 and certain back-up compounds in all indications. We retained options to co-develop and to co-promote INCB28060 in the United States.

        Under this agreement, we received an upfront payment and immediate milestone payment totaling $210 million and were initially eligible to receive additional payments of up to approximately $1.1 billion if defined development and commercialization milestones are achieved. In 2010, we received $50 million in milestone payments for the initiation of the global Phase III trial, RESPONSE, in patients with polycythemia vera. We also could receive tiered, double digit royalties on future ruxolitinib sales outside of the United States. Each company is responsible for costs relating to the development and commercialization of the JAK inhibitor compound in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial.

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

Lilly

        In December 2009, we entered into a License, Development and Commercialization Agreement with Eli Lilly and Company. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to LY3009104 and certain back-up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90 million, and were initially eligible to receive additional payments of up to $665 million based on the achievement of defined development, regulatory and commercialization milestones. In 2010, we received $49 million in milestone payments from Lilly. We also could receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20% if the product is successfully commercialized.

        We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly will be responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. In July 2010, we elected to co-develop LY3009104 with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of a Phase IIb trial through regulatory approval. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

Pfizer

        In January 2006, we entered into a Collaborative Research and License Agreement with Pfizer Inc. for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days' notice. We received an upfront nonrefundable, non-creditable payment of $40.0 million in January 2006 and are eligible to receive additional future development and milestone payments. We received a $3.0 million milestone payment from Pfizer in 2007 and a $3.0 million milestone payment from Pfizer in 2010.

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

        Under agreements involving multiple deliverables, services and/or rights to use assets, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. All milestone payments are recognized as revenue upon the achievement of the associated milestone.

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

        Stock Compensation.    Financial Accounting Standards Board (FASB) accounting guidance for stock compensation requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $14.9 million, $10.0 million and $15.0 million of stock compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively.

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

        Convertible Debt and Derivative Accounting.    We perform an assessment of all embedded features of a debt instrument to determine if (1) such features should be bifurcated and separately accounted for, and (2) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liabilities. If the embedded feature meets the requirements to be bifurcated and accounted for as a liability, the fair value of the embedded feature is measured initially, included as a liability on the consolidated balance sheet, and remeasured each reporting period. Any changes in fair value are recorded in the consolidated statement of operations. We monitor, on an ongoing basis, whether events or circumstances could give rise to a change in our classification of embedded features.

Results of Operations

Years Ended December 31, 2010 and 2009

        We recorded net losses for the years ended December 31, 2010 and 2009 of $31.8 million and $211.9 million, respectively. On a basic and diluted per share basis, net loss was $0.26 and $2.06 for the years ended December 31, 2010 and 2009, respectively.

Revenues

	For the Years Ended, December 31,
	2010	2009
	(in millions)
Contract revenues	$169.0	$5.8
License and royalty revenues	0.9	3.5

Total revenues	$169.9	$9.3

        Our contract revenues were $169.0 million and $5.8 million in 2010 and 2009, respectively. For the year ended December 31, 2010 and 2009, contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010. The increase from 2009 to 2010 primarily relates to 2010 amortization of the upfront fee received from Novartis and Lilly under our collaboration and license agreements. In addition, in 2010 we received and recognized a total of $102.0 million in milestone payments from Novartis, Lilly and Pfizer.

Operating Expenses

  Research and development expenses

	For the Years Ended, December 31,
	2010	2009
	(in millions)
Salary and benefits related	$43.3	$38.8
Stock compensation	10.0	7.1
Clinical research and outside services	53.4	57.8
Occupancy and all other costs	17.2	15.7

Total research and development expenses	$123.9	$119.4

        We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2009 to 2010 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The decrease in clinical research and outside services expense from 2009 to 2010 was primarily the result of decreased development costs due to our shared costs arrangements with our collaborators. Research and development expenses for the year ended December 31, 2010 and 2009 were net of $9.9 million and $1.5 million, respectively, of costs reimbursed by our collaborative partners. The increase in occupancy and all other costs from 2009 to 2010 was primarily the result of increased laboratory expenses. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

        In July 2010, we elected to co-develop LY3009104 with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of a Phase IIb trial through regulatory approval. We have retained certain mechanisms to give us cost protection as LY3009104 advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out for that indication and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

  Selling, general and administrative expenses

	For the Years Ended, December 31,
	2010	2009
	($ in millions)
Salary and benefits related	$10.4	$8.4
Stock compensation	4.9	2.9
Other contract services and outside costs	17.0	16.3

Total selling, general and administrative expenses	$32.3	$27.6

        Salary and benefits related expense increased from 2009 to 2010 due to increased headcount. This increased headcount was due to preparation for the potential commercialization of ruxolitinib for myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of initial marketing preparations for the potential commercialization of ruxolitinib for myelofibrosis.

        Other expenses.    Other expenses for the years ended December 31, 2010 and 2009 were $(0.4) million and $2.0 million, respectively. In 2010, we recorded $0.2 million of expense in connection with our 2004 restructuring program and $(0.6) million of expense (benefit) in connection with our 2002 restructuring program. In 2009, we recorded $0.4 million of expense in connection with our 2004 restructuring program and $1.6 million of expense in connection with our 2002 restructuring program.

Other income (expense)

        Interest and other income, net.    Interest and other income, net, for the years ended December 31, 2010 and 2009 was $1.4 million and $0.1 million, respectively. The increase in 2010 from 2009 is primarily due to the Qualifying Therapeutic Discovery Project grants received in October 2010, for which we were awarded $0.7 million in connection with our development programs.

        Interest expense.    Interest expense for the years ended December 31, 2010 and 2009 was $43.3 million and $32.1 million, respectively. The increase in 2010 from 2009 is primarily attributable to the increase in coupon interest and accretion of the discount related to our 4.75% convertible senior notes due 2015 issued in September 2009.

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

        Loss on repurchase of convertible senior and subordinated notes.    During the year ended December 31, 2010, we redeemed the remaining $55.6 million principal amount of our 3 1/2% convertible senior notes due 2011 and $119.0 million principal amount of our 3 1/2% convertible subordinated notes due 2011. These redemptions resulted in a loss of $4.0 million primarily related to the unamortized debt discount from the 3 1/2% convertible senior notes we redeemed. During the year ended December 31, 2009, we repurchased $96.2 million of our 3 1/2% convertible senior notes due 2011 and $131.0 million of our 3 1/2% convertible subordinated notes due 2011. These repurchases resulted in a loss of $5.7 million primarily related to the pro rata share of the unamortized debt discount from the 3 1/2% convertible senior notes we repurchased during the year ended December 31, 2009.

Years Ended December 31, 2009 and 2008

        We recorded net losses for the years ended December 31, 2009 and 2008 of $211.9 million and $178.9 million, respectively. On a basic and diluted per share basis, net loss was $2.06 and $1.99 for the years ended December 31, 2009 and 2008, respectively.

Revenues

	For the Years Ended, December 31,
	2009	2008
	(in millions)
Contract revenues	$5.8	$0.7
License and royalty revenues	3.5	3.2

Total revenues	$9.3	$3.9

        Our contract revenues were $5.8 million and $0.7 million in 2009 and 2008, respectively. For the year ended December 31, 2009, contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010. For the year ended December 31, 2008, contract revenues were derived from recognition of revenue associated with the Pfizer upfront fee and research services provided to Pfizer. The increase from 2008 to 2009 primarily relates to 2009 amortization of the upfront fee received from Novartis under our collaboration and license agreement. Our license and royalty revenues were $3.5 million and $3.2 million in 2009 and 2008, respectively, related to our old information product business.

Operating Expenses

  Research and development expenses

	For the Years Ended, December 31,
	2009	2008
	(in millions)
Salary and benefits related	$38.8	$35.0
Stock compensation	7.1	10.7
Clinical research and outside services	57.8	84.1
Occupancy and all other costs	15.7	16.6

Total research and development expenses	$119.4	$146.4

        Salary and benefits related expense increased from 2008 to 2009 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The decrease in clinical research and outside services expense from 2008 to 2009 was primarily due to prioritization of our pipeline to focus on products we believed had a greater likelihood of creating near-term value. The decrease in occupancy and all other costs from 2008 to 2009 was primarily the result of decreased depreciation costs.

  Selling, general and administrative expenses

	For the Years Ended, December 31,
	2009	2008
	($ in millions)
Salary and benefits related	$8.4	$6.3
Stock compensation	2.9	4.3
Other contract services and outside costs	16.3	6.5

Total selling, general and administrative expenses	$27.6	$17.1

        Salary and benefits related expense increased from 2008 to 2009 due to increased headcount. This increased headcount was due to initial sales and marketing preparations for the potential commercialization of ruxolitinib for myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of initial marketing preparations for the potential commercialization of ruxolitinib for myelofibrosis as well as legal and transaction costs associated with our license agreements with Novartis and Lilly.

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

        Interest expense.    Interest expense for the years ended December 31, 2009 and 2008 was $32.1 million and $24.9 million, respectively. The increase in 2009 from 2008 was primarily attributable to the increase in coupon interest and accretion of the discount related to our 4.75% convertible senior notes due 2015 issued in September 2009.

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

Recent Accounting Pronouncements

        In October 2009, the FASB issued amendments to the accounting and disclosure guidance for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The impact of the adoption of these amendments will depend on the nature of the arrangements that we enter into subsequent to the date we adopt the amendments.

        In January 2010, an amendment to the FASB fair value guidance was issued. This amendment requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. We adopted the amendment during the first quarter of 2010, which had no impact on our consolidated financial statements as this change is disclosure-only in nature.

        In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the implementation of this standard to have a material impact on our consolidated balance sheet and results of operations.

Liquidity and Capital Resources

	2010	2009	2008
	(in millions)
December 31:
Cash, cash equivalents, and short-term and long-term marketable securities	$424.2	$473.9	$217.8
Working capital	$341.9	$523.2	$155.2
Year ended December 31:
Cash provided by (used in):
Operating activities	$97.9	$12.4	$(140.9)
Investing activities	$15.2	$16.5	$105.9
Financing activities	$(145.1)	$242.3	$104.9
Capital expenditures (included in investing activities above)	$4.1	$0.4	$0.7

        Sources and Uses of Cash.    We had net losses from inception in 1991 through 1996 and in 1999 through 2010. Because of those losses, we had an accumulated deficit of $1.4 billion as of December 31, 2010. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At December 31, 2010, we had available cash, cash equivalents, and marketable securities of $424.2 million, excluding a funded restricted cash escrow account of $37.9 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and U.S. government agency and non-agency mortgage-backed securities. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments. Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there had not been a significant impact to our financial position, results of operations or liquidity during 2010.

        Cash provided by (used in) Operating Activities.    The $85.5 million increase in cash provided by operating activities from 2009 to 2010 was due primarily to remaining upfront payments of $150.0 million and milestone payments of $102.0 million received from our collaborators during 2010. The $153.2 million increase in cash provided by operating activities from 2008 to 2009 was due primarily to the impact of the upfront payment received in 2009 related to our collaboration and license agreement with Novartis.

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

        Cash provided by (used in) Financing Activities.    During 2010, net cash used in financing activities was $145.1 million, which represented primarily $158.6 million used to redeem the remaining 3 1/2% convertible senior notes due 2011 and 3 1/2% convertible subordinated notes due 2011, offset by proceeds of $13.6 million from the issuance of common stock under our stock plans and employee stock purchase plan. During 2009, we received net proceeds of $132.3 million from the issuance of common stock in a public offering and net proceeds of $387.4 million from the issuance of our 4.75% convertible senior notes due 2015 in a private placement. We also used $223.3 million to repurchase $227.2 million aggregate principal amount of our 3 1/2% convertible senior notes due 2011 and 3 1/2% convertible subordinated notes due 2011. In 2009, we also funded an escrow account of $56.2 million for the first six semi-annual interest payments on our 4.75% convertible senior notes. In addition, in 2009 we received $2.1 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2008, we received net proceeds of $101.7 million from the issuance of common stock. In addition, in 2008 we received $3.2 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.

        The following summarizes our significant contractual obligations as of December 31, 2010 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$20.0	$—	$10.0	$10.0	$—
Principal on convertible senior debt	400.0	—	—	400.0	—
Interest on convertible senior debt	95.0	19.0	38.0	38.0	—
Non-cancelable operating lease obligations:
Related to corporate headquarters	14.9	5.8	9.1	—	—
Related to vacated space	1.1	1.1	—	—	—

Total contractual obligations	$531.0	$25.9	$57.1	$448.0	$—

        The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $0.4 million (less than 1 year), which are not reflected in the above table. In addition, we have funded an escrow account of $37.9 million as of December 31, 2010 reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015.

        The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

        Commitments related to Maxia Pharmaceuticals, Inc. are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of December 31, 2010.

        We have entered into and may in the future seek to license additional rights relating to technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

        We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis, Lilly and Pfizer; and expenditures in connection with strategic relationships and license agreements. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. We expect that future revenues generated from information products, including licensing of intellectual property, will continue to decline as we focus on drug discovery and development programs and, in 2011, will not represent a significant source of cash inflow for us.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of December 31, 2010, cash, cash equivalents and short-term and long-term marketable securities were $424.2 million, excluding a funded restricted cash escrow account of $37.9 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2010, the decline in fair value would not be material.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Incyte Corporation

        We have audited the accompanying consolidated balance sheets of Incyte Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Corporation, at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Incyte Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 23, 2011

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$417,912	$449,824
Marketable securities—available-for-sale	6,256	20,594
Restricted cash	18,985	19,032
Accounts receivable	5,701	163,661
Prepaid expenses and other current assets	6,600	2,944

Total current assets	455,454	656,055
Marketable securities—available-for-sale	—	3,513
Restricted cash	18,891	37,191
Property and equipment, net	4,804	1,752
Intangible and other assets, net	10,432	13,879

Total assets	$489,581	$712,390

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$10,773	$20,964
Accrued compensation	14,678	13,418
Interest payable	4,750	7,094
Accrued and other current liabilities	15,703	17,441
Deferred revenue	66,973	67,030
Accrued restructuring	696	6,879

Total current liabilities	113,573	132,826
Convertible senior notes	276,445	308,059
Convertible subordinated notes	16,987	135,079
Deferred revenue	171,220	238,169
Other liabilities	—	641

Total liabilities	578,225	814,774

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 123,280,474 and 118,893,326 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	123	119
Additional paid-in capital	1,332,277	1,287,974
Accumulated other comprehensive gain	1,986	707
Accumulated deficit	(1,423,030)	(1,391,184)

Total stockholders' deficit	(88,644)	(102,384)

Total liabilities and stockholders' deficit	$489,581	$712,390

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Contract revenues	$168,948	$5,755	$659
License and royalty revenues	930	3,510	3,260

Total revenues	169,878	9,265	3,919
Costs and expenses:
Research and development	123,880	119,442	146,362
Selling, general and administrative	32,328	27,580	17,073
Other expenses	(379)	2,011	(227)

Total costs and expenses	155,829	149,033	163,208

Income (loss) from operations	14,049	(139,768)	(159,289)
Interest and other income, net	1,416	50	5,306
Interest expense	(43,323)	(32,125)	(24,937)
Loss on embedded derivative liability	—	(34,300)	—
Loss on repurchase of convertible senior and subordinated notes	(3,988)	(5,727)	—

Net loss	$(31,846)	$(211,870)	$(178,920)

Basic and diluted net loss per share	$(0.26)	$(2.06)	$(1.99)
Shares used in computing basic and diluted net loss per share	121,628	102,943	89,785

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Net loss	$(31,846)	$(211,870)	$(178,920)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	1,462	2,200	(3,600)
Reclassification adjustment for realized (gains) losses on marketable securities	(183)	1,254	1,381

Other comprehensive income (loss)	1,279	3,454	(2,219)

Comprehensive loss	$(30,567)	$(208,416)	$(181,139)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 31, 2007	$85	$841,320	$(528)	$(1,000,394)	(159,517)
Issuance of 289,031 shares of Common Stock upon exercise of stock options and 442,749 shares of Common Stock under the ESPP	—	3,226	—	—	3,226
Issuance of 12,075,000 shares of Common Stock	12	101,642	—	—	101,654
Stock compensation expense	—	15,026	—	—	15,026
Other comprehensive loss	—	—	(2,219)	—	(2,219)
Net loss	—	—	—	(178,920)	(178,920)

Balances at December 31, 2008	$97	$961,214	$(2,747)	$(1,179,314)	$(220,750)
Issuance of 104,919 shares of Common Stock upon exercise of stock options and 748,558 shares of Common Stock under the ESPP	1	2,060	—	—	2,061
Issuance of 20,700,000 shares of Common Stock	21	132,315	—	—	132,336
Stock compensation expense	—	9,980	—	—	9,980
Other comprehensive income	—	—	3,454	—	3,454
Reclassification of embedded derivative liability	—	182,405	—	—	182,405
Net loss	—	—	—	(211,870)	(211,870)

Balances at December 31, 2009	$119	$1,287,974	$707	$(1,391,184)	$(102,384)
Issuance of 1,701,368 shares of Common Stock upon exercise of stock options and 1,182,929 shares of Common Stock under the ESPP	3	13,586	—	—	13,589
Issuance of 1,502,851 shares of Common Stock upon conversion of convertible senior and subordinated notes	1	15,861	—	—	15,862
Stock compensation expense	—	14,856	—	—	14,856
Other comprehensive income	—	—	1,279	—	1,279
Net loss	—	—	—	(31,846)	(31,846)

Balances at December 31, 2010	$123	$1,332,277	$1,986	$(1,423,030)	$(88,644)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(31,846)	$(211,870)	$(178,920)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash restructuring charges	(379)	2,011	(227)
Depreciation and amortization	24,485	16,690	13,071
Stock-based compensation	14,856	9,980	15,026
Loss on embedded derivative liability	—	34,300	—
Loss on repurchase of convertible senior and subordinated notes	3,988	5,727	—
Impairment of long-term investments and marketable securities	—	1,254	1,381
Realized loss (gain) on long-term investments and marketable securities, net	(183)	85	(700)
Changes in operating assets and liabilities:
Accounts receivable	157,960	(162,611)	501
Prepaid expenses and other assets	15,521	3,954	467
Accounts payable	(10,191)	5,285	7,873
Accrued and other liabilities	(9,267)	2,416	1,255
Deferred revenue	(67,006)	305,137	(587)

Net cash provided by (used in) operating activities	97,938	12,358	(140,860)

Cash flows from investing activities:
Capital expenditures	(4,109)	(387)	(698)
Sales of marketable securities	431	1,212	58,846
Maturities of marketable securities	18,882	15,627	47,745

Net cash provided by investing activities	15,204	16,452	105,893

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	13,590	2,061	3,226
Net proceeds from issuance of common stock	—	132,336	101,654
Changes in restricted cash	—	(56,223)	—
Repurchase of convertible senior and subordinated notes	(158,644)	(223,289)	—
Net proceeds from issuance of convertible senior and subordinated notes	—	387,369	—

Net cash (used in) provided by financing activities	(145,054)	242,254	104,880

Change in currency translation adjustment	—	(7)	—
Net (decrease) increase in cash and cash equivalents	(31,912)	271,057	69,913
Cash and cash equivalents at beginning of year	449,824	178,767	108,854

Cash and cash equivalents at end of year	$417,912	$449,824	$178,767

Supplemental Schedule of Cash Flow Information
Interest paid	$22,175	$15,141	$14,064

Taxes paid	$—	$—	$—

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

        Concentrations of Credit Risk.    Cash, cash equivalents, marketable securities and trade receivables are financial instruments which potentially subject us to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. We primarily invest our excess available funds in notes and bills issued by the U.S. government and its agencies and corporate debt securities and, by policy, limit the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. Our receivables mainly relate to our collaborative agreements with pharmaceutical companies. We have not experienced any significant credit losses on cash, cash equivalents, marketable securities or trade receivables to date and do not require collateral on receivables.

        Cash and Cash Equivalents.    Cash and cash equivalents are held in U.S. banks or in custodial accounts with U.S. banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk.

        Marketable Securities—Available-for-Sale.    All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices and observable inputs, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity (deficit). We classify marketable securities available to fund current operations as current assets on the consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) they have been in an unrealized loss position for longer than six months and (ii) we have the ability to hold them until the carrying value is recovered and such holding period may be longer than one year. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in "Interest and other income, net." The cost of securities sold is based on the specific identification method.

        Accounts Receivable.    As of December 31, 2010 and 2009 we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

        Accumulated Other Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2010	2009
	(in thousands)
Unrealized gains on marketable securities	$1,986	$707
Cumulative translation adjustment	—	—

	$1,986	$707

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

        Under agreements involving multiple deliverables, services and/or rights to use assets, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. All milestone payments are recognized as revenue upon the achievement of the associated milestone.

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

        In connection with our collaborative research and license agreement with Novartis International Pharmaceutical Ltd. ("Novartis"), we received an upfront non-refundable payment of $150.0 million in December 2009. Included in accounts receivable in the accompanying balance sheet at December 31, 2009 was $60.0 million due from Novartis for a milestone that was achieved in 2009 prior to the execution of the collaboration. Accordingly, this milestone was not deemed substantive. The total amount of $210.0 million was recorded as deferred revenue and is being recognized on a straight-line basis through December 2013, our estimated performance period under the agreement. In connection with our collaborative research and license agreement with Eli Lilly and Company ("Lilly") executed in 2009, we received an upfront non-refundable payment of $90.0 million in January 2010. The $90.0 million upfront fee was included in accounts receivable, was recorded as deferred revenue in the accompanying balance sheet at December 31, 2009 and will be recognized on a straight-line basis through December 2016, our estimated performance period under the agreement. In connection with our collaborative research and license agreement with Pfizer Inc. ("Pfizer"), we received an upfront non-refundable payment of $40.0 million in January 2006. The $40.0 million upfront fee was recorded as deferred revenue and was recognized on a straight-line basis over two years, our estimated performance period under the agreement. In February 2006 and October 2007, Pfizer purchased, for a total of $20.0 million, a convertible subordinated note due 2013 and a convertible subordinated note due 2014 (collectively, the "Pfizer Notes"). As the Pfizer Notes are non-interest bearing, they have been discounted to their net present value. The difference between the cash received and the present value of the Pfizer Notes, plus the related beneficial conversion feature, totals $3.2 million for each note, which represented additional consideration from Pfizer under the agreement. We have accounted for this additional consideration as deferred revenue and have recognized

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

it over our estimated performance period under the agreement. Payments for all milestones that are deemed to be substantive milestones will be recognized as revenue upon the achievement of the associated milestone.

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

        Other expenses.    We recognize other expenses in connection with our plans to exit certain activities including costs related to leased facilities to be abandoned or subleased, and other exit-related costs pursuant to formal plans developed by management. The recognition of other expenses requires our management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management's estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that they are adequate, that no excess accruals are retained, and that the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

        Stock-Based Compensation.    Financial Accounting Standards Board ("FASB") accounting guidance for stock compensation requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

$14.9 million, $10.0 million and $15.0 million of stock compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively.

Recent Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board ("FASB") issued amendments to the accounting and disclosure guidance for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The impact of the adoption of these amendments will depend on the nature of the arrangements that we enter into subsequent to the date we adopt the amendments.

        In January 2010, an amendment to the FASB fair value guidance was issued. This amendment requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. We adopted the amendment during the first quarter of 2010, which had no impact on our consolidated financial statements as this change is disclosure-only in nature.

        In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the implementation of this standard to have a material impact on our consolidated balance sheet and results of operations.

Note 2. Marketable Securities

        The following is a summary of our marketable security portfolio as of December 31, 2010 and 2009, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2010
Mortgage backed securities	$4,904	$1,352	$—	$6,256

	$4,904	$1,352	$—	$6,256

December 31, 2009
Mortgage backed securities	$8,546	$781	$(33)	$9,294
Asset-backed securities	3,500	—	(1)	3,499
Corporate debt securities	11,309	7	(2)	11,314

	$23,355	$788	$(36)	$24,107

        Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

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

        Our marketable securities consist of investments in corporate debt securities, U.S. Treasury notes, and other U.S. government agency and non-agency mortgage-backed securities that are classified as available-for-sale. We classify marketable securities available to fund current operations as current assets on the consolidated balance sheet. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) they have been in an unrealized loss position for longer than six months and (ii) we have the ability to hold them until the carrying value is recovered and such holding period may be longer than one year.

        At December 31, 2010, our Level 2 mortgage backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

        The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Cash and cash equivalents	$417,912	$—	$—	$417,912
Mortgage-backed securities	—	6,256	—	6,256
Restricted cash	37,876	—	—	37,876

Total assets	$455,788	$6,256	$—	$462,044

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities (Continued)

        The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Cash and cash equivalents	$449,824	$—	$—	$449,824
Mortgage-backed securities	—	9,294	—	9,294
Asset-backed securities	—	3,499	—	3,499
Corporate debt securities	—	11,314	—	11,314
Restricted cash	56,223	—	—	56,223

Total assets	$506,047	$24,107	$—	$530,154

        Net realized gains (losses) of $0.2 million, ($1.3) million and ($1.6) million from sale or impairment of marketable securities were included in "Interest and other income/(expense), net" in 2010, 2009 and 2008, respectively.

Note 3. Concentrations of Credit Risk

        In December 2009, we entered into a license, development and commercialization agreement with Lilly. In November 2009, we entered into a collaboration and license agreement with Novartis. In November 2005, we entered into a collaborative research and license agreement with Pfizer, which became effective in January 2006.

        A single customer contributed 61%, 58% and 34% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

        Three customers comprised 92% and 100% of the accounts receivable balance as of December 31, 2010 and 2009, respectively.

Note 4. License Agreements

Novartis

        In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to ruxolitinib and certain back-up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to ruxolitinib in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our c-MET inhibitor compound INCB28060 and certain back-up compounds in all indications. We retained options to co-develop and to co-promote INCB28060 in the United States.

        Under this agreement, we received an upfront payment and immediate milestone payment totaling $210 million and were initially eligible to receive additional payments of up to approximately $1.1 billion if defined development and commercialization milestones are achieved. In 2010, we recognized and received

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. License Agreements (Continued)

$50 million in milestone payments for the initiation of the global Phase III trial, RESPONSE, in patients with polycythemia vera. We also could receive tiered, double digit royalties on future ruxolitinib sales outside of the United States. Each company is responsible for costs relating to the development and commercialization of the JAK inhibitor compound in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial.

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

        We determined that there were two deliverables under the agreement: (i) the ex U.S. license for ruxolitinib and (ii) our obligations in connection with our participation on the joint development committee for myelofibrosis and polycythemia vera/essential thrombocythemia. We concluded that these deliverables should be accounted for as a single unit of accounting and the $150.0 million upfront payment received in December 2009 and the immediate $60.0 million milestone payment received in January 2010 should be recognized on a straight line basis through December 2013 when we estimate we will complete our obligations in connection with our participation on the joint development committee, our estimated performance period under the agreement. We have no further substantive obligations to Novartis after the completion of our obligations in connection with the joint development committee. All future milestone payments will be recognized as revenue upon the achievement of the associated milestone.

        At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs will be recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At December 31, 2010 and 2009, $4.6 million and $3.2 million of reimbursable costs are included in accounts receivable on the consolidated balance sheet. Research and development expenses for the year ended December 31, 2010 and 2009 were net of $7.1 million and $1.5 million, respectively, of costs reimbursed by Novartis.

        Contract revenue under the Novartis agreement was $104.1 million and $5.4 million, respectively, for the years ended December 31, 2010 and 2009. Included in the amount for the year ended December 31, 2010 was $50.0 million in connection with a milestone payment received from Novartis for the initiation of the joint, global, PV Phase III trial, RESPONSE.

Lilly

        In December 2009, we entered into a License, Development and Commercialization Agreement with Eli Lilly and Company. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to LY3009104 and certain back-up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90 million, and were initially eligible to receive additional payments of up to $665 million based on the achievement of defined development, regulatory and commercialization milestones. In 2010, we recognized and received $49 million in milestone payments from Lilly. We also could receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20% if the product is successfully commercialized.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. License Agreements (Continued)

        We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly will be responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. In July 2010, we elected to co-develop LY3009104 with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of a Phase IIb trial through regulatory approval. We have retained certain mechanisms to give us cost protection as LY3009104 advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out for that indication and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

        We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co-development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016, our estimated performance period under the agreement. All milestone payments will be recognized as revenue upon the achievement of the associated milestone. Reimbursable costs incurred after the effective date with Lilly will be recorded net against the related research and development expenses. At December 31, 2010 and 2009, $0.3 million and $0.0 million of reimbursable costs are included in accounts receivable on the consolidated balance sheet. Research and development expenses for the year ended December 31, 2010 and 2009 were net of $2.8 million and $0.0 million, respectively, of costs reimbursed by Lilly.

        Contract revenue under the Lilly agreement was $61.9 million and $0.3 million, respectively, for the years ended December 31, 2010 and 2009. Included in the amount for the year ended December 31, 2010 was $49.0 million in connection with milestone payments received from Lilly.

Pfizer

        In January 2006, we entered into a Collaborative Research and License Agreement with Pfizer Inc. for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. License Agreements (Continued)

party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days' notice. We received an upfront nonrefundable, non-creditable payment of $40 million in January 2006 and are eligible to receive additional future development and milestone payments. Consistent with the terms of the agreement and our original expectations at the inception of the agreement, the Research Plan concluded after two years in January 2008 and, as such, there are no remaining substantive obligations to Pfizer under the agreement. We received a $3.0 million milestone payment from Pfizer in 2007 and a $3.0 million milestone payment from Pfizer in 2010.

        Contract revenue under the Pfizer agreement was $3.0 million for the year ended December 31, 2010 in connection with milestone payments received from Pfizer. Contract revenues related to the upfront consideration received, research services provided to Pfizer, and the difference between the cash received and the present value of the Pfizer Notes, of approximately $0.7 million for the year ended December 31, 2008.

Note 5. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2010	2009
	(in thousands)
Office equipment	$888	$648
Laboratory equipment	16,353	14,204
Computer equipment	10,375	8,775
Leasehold improvements	2,179	2,152

	29,795	25,779
Less accumulated depreciation and amortization	(24,991)	(24,027)

	$4,804	$1,752

        Depreciation expense, including amortization expense of leasehold improvements, was $1.1 million, $1.4 million and $1.8 million for 2010, 2009 and 2008, respectively.

Note 6. Intangible and Other Assets

        Intangible and other assets consist of the following (in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Gene and genomics-related patent costs	$1,381	$(1,381)	$—	$1,381	$(1,381)	$—
Debt issuance costs	12,897	(2,583)	10,314	21,479	(8,429)	13,050
Other assets	2,105	(1,987)	118	2,380	(1,551)	829

Total intangible and other assets	$16,383	$(5,951)	$10,432	$25,240	$(11,361)	$13,879

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Intangible and Other Assets (Continued)

        Debt issuance costs include costs incurred in connection with the private placements of our 4.75% Convertible Senior Notes due 2015 (the "4.75% Senior Notes"), 3 1/2% Convertible Senior Notes due 2011 (the "3 1/2% Senior Notes") and 3 1/2% Convertible Subordinated Notes due 2011 (the "3 1/2% Subordinated Notes"). As of December 31, 2010, debt issuance costs relate only to our 4.75% Senior Notes as the 3 1/2% Senior Notes and 3 1/2% Subordinated Notes were no longer outstanding. Amortization expense for the years ended December 31, 2010, 2009 and 2008 related to intangible assets was $2.1 million, $2.6 million and $1.7 million, respectively.

Note 7. Convertible Notes

        The components of the Convertible Notes are as follows (in thousands):

			December 31,
			Carrying Amount
	December 31, 2010 Interest Rates
Debt		Maturities	2010	2009
3 1/2% Convertible Senior Notes due 2011	3.5%	2011	$—	$51,435
3 1/2% Convertible Subordinated Notes due 2011	3.5%	2011	—	119,011
4.75% Convertible Senior Notes due 2015	4.75%	2015	276,445	256,624
Pfizer Convertible Subordinated Note due 2013	0.0%	2013	8,903	8,420
Pfizer Convertible Subordinated Note due 2014	0.0%	2014	8,084	7,648

Less current portion			—	—

			$293,432	$443,138

        Annual maturities of all Convertible Notes are as follows:

2011	$—
2012	—
2013	10,000
2014	10,000
2015	400,000
Thereafter	—

$420,000

        The carrying amount and fair value of our Convertible Notes are as follows (in thousands):

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3 1/2% Convertible Senior Notes due 2011	$—	$—	$51,435	$58,774
3 1/2% Convertible Subordinated Notes due 2011	—	—	119,011	119,457
4.75% Convertible Senior Notes due 2015	276,445	832,400	256,624	400,000
Pfizer Convertible Subordinated Note due 2013	8,903	8,903	8,420	8,420
Pfizer Convertible Subordinated Note due 2014	8,084	8,084	7,648	7,648

	$293,432	$849,387	$443,138	594,299

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Convertible Notes (Continued)

        In September 2009, we completed the sale, in a private placement, of $400.0 million aggregate principal amount of our 4.75% Senior Notes, which resulted in net proceeds of approximately $387.4 million. Entities affiliated with Julian C. Baker, one of our directors and principal stockholders (the "Baker Entities"), purchased $160.0 million aggregate principal amount of 4.75% Senior Notes in this private placement.

        The 4.75% Senior Notes bear interest at the rate of 4.75% per year, payable semi-annually on April 1 and October 1, and are due October 1, 2015. The 4.75% Senior Notes are pari passu in right of payment with the 3 1/2% Senior Notes and senior in right of payment to the 3 1/2% Subordinated Notes and the Pfizer Notes. The Indenture governing the 4.75% Senior Notes (the "Indenture") contains a covenant that, among other things, limits our ability and the ability of any of our subsidiaries to incur additional indebtedness, create liens, or sell, lease, license, transfer or otherwise dispose of certain of our or their assets. This covenant is subject to a number of exceptions, limitations and qualifications set forth in the Indenture. We may not redeem the 4.75% Senior Notes prior to their scheduled maturity date. If we undergo a fundamental change, as defined in the Indenture, subject to certain conditions, holders may require us to repurchase their 4.75% Senior Notes at a purchase price equal to 100% of the principal amount being purchased, plus accrued and unpaid interest, up to the date of purchase. The 4.75% Senior Notes are convertible into shares of our common stock at an initial conversion rate of 113.9601 shares per $1,000 principal amount of the 4.75% Senior Notes, equivalent to an initial conversion price of approximately $8.78 per share. In addition, if, and to the extent, a holder elects to convert any 4.75% Senior Notes in connection with a make-whole fundamental change transaction, as defined in the Indenture, we will, under certain circumstances, increase the applicable conversion rate by a number of additional shares of our common stock.

        In connection with the private placement of the 4.75% Senior Notes, we entered into a Pledge and Escrow Agreement, pursuant to which an aggregate of approximately $56.2 million was placed into an escrow account. Funds in the escrow account will be invested in Permitted Securities (as defined in the Pledge and Escrow Agreement), and a portion of the Permitted Securities may be redeemed or sold for cash to make each of the first six scheduled semi-annual interest payments on the 4.75% Senior Notes. Pursuant to the Pledge and Escrow Agreement, we have pledged our interest in the escrow account to the Trustee under the Indenture as security for these interest payments. The amounts held in escrow, totaling $37.9 million as of December 31, 2010, are included within restricted cash (short and long-term) in the consolidated balance sheet.

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

        In February 2010, the holders of $15.5 million aggregate principal amount of our 3 1/2% Senior Notes and $1.4 million aggregate principal amount of our 3 1/2% Subordinated Notes elected to convert their holdings into 1,502,851 shares of our common stock. On February 22, 2010 we redeemed all of the remaining outstanding 3 1/2% Senior Notes and 3 1/2% Subordinated Notes at a price equal to 100.5% of the

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Convertible Notes (Continued)

principal amount of the notes plus accrued and unpaid interest of $0.1 million to the redemption date. We used a total of $158.6 million in cash to fund this redemption.

        Due to the variable mix of common stock and series A preferred stock that would have been issued to satisfy the conversion of the 4.75% Senior Notes until we had reserved sufficient shares of our common stock, the embedded conversion feature was not considered indexed to our stock. As a result, the embedded conversion feature was not eligible for equity classification and was required to be bifurcated from the underlying debt instrument until we had reserved sufficient shares of our common stock. Accordingly, the fair value of the embedded conversion feature on September 30, 2009 of $148.1 million was recorded as a derivative liability and the carrying value of the 4.75% Senior Notes was reduced to reflect a debt discount equal to the fair value of the embedded conversion feature. The derivative liability related to the conversion feature was revalued on November 24, 2009, the date we increased the number of shares of our common stock authorized for issuance in an amount sufficient to satisfy conversion of the 4.75% Senior Notes. The fair value of the derivative liability was increased to $182.4 million as, among other factors, our stock price increased from September 30, 2009, and the change in fair market value of $34.3 million was recorded in earnings. As we had reserved sufficient shares of our common stock to satisfy the conversion provisions of the 4.75% Senior Notes, the conversion feature is considered indexed to our stock and the fair value of the conversion feature has been reclassified from a liability into stockholders' deficit at December 31, 2009. The debt discount related to the derivative liability is being amortized to interest expense over the six year term of the 4.75% Senior Notes using the effective interest method. We valued the embedded conversion feature using a single factor binomial lattice model, with the assistance of a valuation consultant. This model incorporates inputs such as stock price, historical volatility, risk free interest rate, equivalent bond yield, as well as assumptions about fundamental change and note holder behavior.

        In connection with the collaborative research and license agreement, Pfizer purchased a $10.0 million principal amount Pfizer Note in February 2006 and an additional $10.0 million principal amount Pfizer Note in October 2007. The Pfizer Notes bear no interest, are due seven years from the date of issuance and are convertible into our common stock at initial conversion prices of $6.8423 and $9.75 per share, respectively, subject to adjustments. The Pfizer Notes are subordinated to all senior indebtedness, including the 3 1/2% Senior Notes, and pari passu in right of payment with our 3 1/2% Subordinated Notes. We may, at our option, repay the Pfizer Notes beginning February 3, 2009 and October 10, 2010, respectively. Pfizer may require us to repay the Pfizer Notes upon a change of control, as defined. As the Pfizer Notes are non interest bearing, they have been discounted to their net present value of $6.8 million each by imputing interest at a rate of 4.5% and 3.9%, respectively, which represented market conditions in place at the time the notes were issued. The carrying value of the Pfizer Notes were $8.9 million and $8.1 million, respectively, at December 31, 2010. We will accrete the Pfizer Notes up to their face value over their term of seven years by recording interest expense under the effective interest method.

Note 8. Other Expenses

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Other Expenses (Continued)

2004 Restructuring (in thousands)

	Accrual Balance as of December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance as of December 31, 2008	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance as of December 31, 2009	2010 Charges to Operations	2010 Charges Utilized	Accrual Balance as of December 31, 2010
Lease commitments and related costs	$9,179	$(585)	$(2,806)	$5,788	$256	$(2,680)	3,364	$100	$(2,768)	$696
Other costs	—	153	(153)	—	138	(138)	—	138	(138)	—

Total	$9,179	$(432)	$(2,959)	$5,788	$394	$(2,818)	3,364	$238	$(2,906)	$696

        In February 2004, we announced a restructuring plan to close our information products research facility and headquarters in Palo Alto, California and move our headquarters to our Wilmington, Delaware pharmaceutical research and development facility. We continue to have a lease obligation for a facility extending through March 2011.

2002 Restructuring (in thousands)

	Accrual Balance as of December 31, 2007	2008 Charges to Operations	2008 Charges Utilized	Accrual Balance as of December 31, 2008	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance as of December 31, 2009	2010 Charges to Operations	2010 Charges Utilized	Accrual Balance as of December 31, 2010
Lease commitments and related costs	$7,534	$228	$(1,831)	$5,931	$1,621	$(3,396)	$4,156	$(617)	$(3,539)	$—

        In November 2002, we announced plans to reduce our expenditures, primarily in research and development, through a combination of spending reductions, workforce reductions, and office consolidations for which our remaining lease expired in December 2010. During the years ended December 31, 2010, 2009 and 2008, we recognized additional charges (benefits) of $(0.6) million, $1.6 million and $0.2 million, respectively, primarily relating to this facility for lease expenses in excess of or less than amounts originally estimated. We estimated the costs based on the contractual terms of agreements and current real estate market conditions.

Note 9. Stockholders' Deficit

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stockholders' Deficit (Continued)

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

        Stock Compensation Plans.    As of December 31, 2010, we had reserved a total of 26,658,865 shares of our common stock for future issuance related to our stock plans as described below. Summaries of stock option activity for our stock option plans as of December 31, 2010, 2009 and 2008, and related information for the years ended December 31 are included in the plan descriptions below.

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

        2010 Stock Incentive Plan.    In May 2010 the Board of Directors adopted the 2010 Stock Incentive Plan (the "2010 Plan") for issuance of common stock to employees, non-employee directors, consultants, and scientific advisors. Options granted to employees, consultants, and scientific advisors under the 2010 Plan vest over three years, pursuant to a formula determined by our Board of Directors, and expire after seven years. Each new non-employee director joining the Board will receive an option to purchase 35,000 shares of common stock which vest over four years. Additionally, members who continue to serve on the Board will receive annual option grants for 20,000 shares exercisable in full on the first anniversary of the date of the grant. All options are exercisable at the fair market value of the stock on the date of grant. Non-employee director options expire after ten years. In May 2010, our stockholders approved the number of shares of common stock reserved for issuance under the 2010 Plan of 5,400,000 plus the number of shares of Common Stock previously approved by our stockholders and remaining available for issuance and not subject to outstanding awards under the 1991 Stock Plan and the 1993 Directors' Stock Option Plan, which was 653,475 shares.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stockholders' Deficit (Continued)

        Activity under the combined plans was as follows:

		Shares Subject to Outstanding Options
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at December 31, 2007	4,227,469	12,434,505	$7.81
Additional authorization	4,000,000	—	—
Options granted	(3,710,000)	3,710,000	$11.14
Options exercised	—	(289,031)	$5.51
Options expired	50,000	(50,000)	$17.81
Options cancelled	822,998	(822,998)	$7.46

Balance at December 31, 2008	5,390,467	14,982,476	$8.67
Additional authorization	1,200,000	—	—
Options granted	(3,250,000)	3,250,000	$3.24
Options exercised	—	(104,919)	$5.49
Options expired	76,974	(76,974)	$10.45
Options cancelled	69,892	(69,892)	$6.84

Balance at December 31, 2009	3,487,333	17,980,691	$7.71
Additional authorization	5,400,000	—	—
Options granted	(4,138,584)	4,138,584	$10.87
Options exercised	—	(1,701,368)	$6.56
Options expired	—	(650)	$32.13
Options cancelled	37,945	(309,334)	$8.54

Balance at December 31, 2010	4,786,694	20,107,923	$8.44

        Options to purchase a total of 14,795,496, 13,083,297 and 9,679,227 shares as of December 31, 2010, 2009 and 2008, respectively, were exercisable and vested. The aggregate intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 were $12.3 million, $0.2 million and $1.5 million, respectively. At December 31, 2010 the aggregate intrinsic value of options outstanding and vested options are $164.0 million and $125.3 million, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stockholders' Deficit (Continued)

        The following table summarizes information about stock options outstanding as of December 31, 2010 for 2010 Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.46 - $2.46	26,000	5.34	$2.46	10,889	$2.46
$2.67 - $3.11	2,672,629	5.17	$3.08	1,678,307	$3.08
$3.36 - $5.46	2,610,242	4.45	$5.14	2,577,797	$5.16
$5.67 - $7.09	3,100,378	3.15	$6.74	2,986,460	$6.76
$7.10 - $8.99	3,260,218	3.83	$8.54	3,220,617	$8.55
$9.03 - $9.12	16,200	4.30	$9.06	14,811	$9.07
$9.41 - $9.41	2,501,553	6.05	$9.41	—	$—
$9.50 - $11.89	1,365,818	3.40	$10.99	1,064,121	$10.88
$11.98 - $11.98	2,557,685	4.03	$11.98	2,417,075	$11.98
$12.00 - $24.94	1,997,200	4.42	$14.99	825,419	$16.42

	20,107,923			14,795,496

        Employee Stock Purchase Plan.    On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan (the "ESPP"). In May 2008, our stockholders approved an increase in the number of shares available for grant from 3,850,000 shares to 4,600,000 shares. In May 2009, our stockholders approved an increase in the number of shares available for grant from 4,600,000 shares to 5,350,000 shares. In May 2010, our stockholders approved an increase in the number of shares available for grant from 5,350,000 shares to 7,350,000 shares. Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 1,182,929, 748,558 and 442,749 shares under the ESPP in 2010, 2009 and 2008, respectively. For the year ended December 31, 2010, 2009 and 2008 we recorded stock compensation expense of $0.8 million, $0.6 million and $0.6 million, respectively, as the ESPP is considered compensatory under the FASB stock compensation rules. As of December 31, 2010, 1,764,248 shares remain available for issuance under the ESPP.

Note 10. Stock Compensation

        Under FASB accounting guidance for stock compensation, we recorded $14.9 million, $10.0 million and $15.0 million, respectively, of stock compensation expense on our audited consolidated statement of operations for the year ended December 31, 2010, 2009 and 2008. We utilized the Black-Scholes valuation

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Stock Compensation (Continued)

model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Year Ended			Employee Stock Purchase Plan For the Year Ended
	December 31,			December 31,
	2010	2009	2008	2010	2009	2008
Average risk-free interest rates	1.10%	1.06%	2.05%	0.66%	0.96%	1.75%
Average expected life (in years)	2.97	2.95	2.93	0.50	0.50	0.50
Volatility	74%	72%	65%	46%	78%	84%
Weighted-average fair value (in dollars)	5.23	1.52	4.87	0.64	0.78	1.59

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

        Total compensation cost of options granted but not yet vested, as of December 31, 2010, was $9.8 million, which is expected to be recognized over the weighted average period of 2.94 years.

Note 11. Income Taxes

        A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Benefit at U.S. federal statutory rate	$(11,146)	$(74,155)	$(62,622)
Unbenefitted net operating losses and tax credits	(1,451)	59,012	62,261
Non-deductible derivative liabilities	—	12,005	—
Non-deductible amortization of debt discount	6,937	1,655	—
Expiring capital loss carryforward	5,371	—	—
Other	289	1,483	361

Provision for income taxes	$—	$—	$—

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income Taxes (Continued)

        Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Federal and state net operating loss carryforwards	$408,000	$475,000
Federal and state research credits	73,000	50,000
Capitalized research and development	25,000	32,000
Deferred revenue and accruals	98,000	29,000
Non-cash compensation	11,000	9,000
Investments	5,000	6,000
Federal and state capital loss carryforwards	—	6,000
Other, net	1,000	3,000

Total gross deferred tax assets	621,000	610,000
Less valuation allowance for deferred tax assets	(621,000)	(610,000)

Net deferred tax assets	$—	$—

        The valuation allowance for deferred tax assets increased by approximately $11.0 million, $68.0 million and $76.0 million during the years ended December 31, 2010, 2009 and 2008, respectively. Management believes the uncertainty regarding the realization of net deferred tax assets requires a full valuation allowance.

        As of December 31, 2010, we had federal and state net operating loss carryforwards of approximately $1.0 billion that will expire at various dates beginning in 2021 through 2030, if not utilized. Our ability to utilize these NOLs may be limited under Internal Revenue Code Section 382 ("Section 382"). Section 382 imposes annual limitations on the utilization of NOL carryfowards and other tax attributes upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

        We completed a Section 382 analysis during 2010. Based on this analysis, our NOLs and other tax attributes should not be limited under Section 382. Our future utilization of all of our NOLs and other tax attributes is dependent upon the our ability to generate sufficient income during the carryforward periods and no future significant changes in ownership. When tax attributes are used, NOLs are used before tax credits and this will likely result in expiration of the tax credits.

        We adopted the FASB uncertain tax positions guidance on January 1, 2007. We had no unrecognized tax benefits as of January 1, 2007 and provide a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements. As a result, the adoption effective January 1, 2007 had no effect on our financial position as of such date, or on net operating losses available to offset future taxable income.

        We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2010 and 2009, we did not accrue any interest related to uncertain tax positions. Our

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income Taxes (Continued)

income taxes have not been subject to examination by any tax jurisdictions since its inception. Due to NOL and tax credit carryforwards, all income tax returns filed by us are subject to examination by the taxing jurisdictions.

        We had taxable income of approximately $160.0 million in 2010 due primarily to timing differences between book and tax for upfront payments received from collaborative partners. In connection with the adoption of stock-based compensation guidance in 2006, we elected to follow the with-and-without approach to determine the sequence in which deductions and NOL carryforwards are utilized. Accordingly, no tax benefit related to stock options was recognized in the current year as a result of the utilization of approximately $160.0 million of NOL carryforwards. The table of deferred tax assets shown above does not include certain deferred tax assets at December 31, 2010 and 2009 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for book purposes. Additional paid in capital will be increased by approximately $64.8 million if and when such deferred tax assets are ultimately realized.

        At December 31, 2010, we also had federal and state research and development tax credit carryforwards of approximately $74.3 million that will expire at various dates, beginning in 2011 through 2030, if not utilized.

Note 12. Net Loss Per Share

        For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Stock options and potential common shares issuable upon conversion of the 4.75% Senior Notes, the 3 1/2% Senior Notes, the 3 1/2% Subordinated Notes and the Pfizer Notes were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Net Loss Per Share (Continued)

        The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	2010	2009	2008
Outstanding stock options	20,107,923	17,980,691	14,982,476
Common shares issuable upon conversion of 4.75% Senior Notes	45,584,040	45,584,040	—
Common shares issuable upon conversion of 3 1/2% Senior Notes(1)	—	4,991,667	13,531,224
Common shares issuable upon conversion of 3 1/2% Subordinated Notes(1)	—	10,608,462	22,284,625
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641	1,025,641

Total potential common shares excluded from diluted net loss per share computation	68,179,100	81,651,997	53,285,462

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

Note 13. Segment Reporting

        Our operations are treated as one operating segment, drug discovery and development.

Note 14. Defined Contribution Plan

        We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $0.7 million, $0.6 million and $0.6 million in 2010, 2009 and 2008, respectively.

Note 15. Litigation

        In July 2010, Genomic Health, Inc. ("Genomic Health") filed an action against us in the Superior Court of the State of California, County of San Mateo, seeking to recover money paid to us pursuant to the LifeSeq Collaborative Agreement between Genomic Health and us dated March 30, 2001, as amended. The complaint seeks the sum of $3,576,681 and interest. We have filed an answer to Genomic Health's claims and asserted a breach of contract counterclaim. Further, we have successfully removed this litigation to the Northern District of California. A mediation between the parties has been scheduled for March 10, 2011. The trial in this lawsuit is set to begin on December 12, 2011.

        We believe that we have meritorious defenses to Genomic Health's claims and intend to vigorously defend the suit brought by Genomic Health. In management's opinion, the outcome of such action will not have a material adverse effect on our financial position, results of operations, or liquidity.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Related Party Transactions

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

Note 17. Commitments

        As of December 31, 2010, we had non-cancelable operating leases on multiple facilities and equipment, including facilities in Palo Alto, California and Wilmington, Delaware. The leases expire on various dates ranging from March 2011 to June 2013. Certain leases have renewal options for periods ranging up to 5 years. Rent expense for the years ended December 31, 2010, 2009 and 2008, was approximately $5.4 million, $5.4 million and $4.8 million, respectively.

        As of December 31, 2010, future non-cancelable minimum payments under operating leases, including leases for sites included in the restructuring programs were as follows:

Year ended December 31,	Operating Leases
(in thousands)
2011	$6,982
2012	6,027
2013	3,050

Total minimum lease payments	$16,059

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Commitments (Continued)

        The amounts and timing of payments related to vacated facilities may vary based on negotiated timing of lease terminations. We have entered into sublease agreements for our vacated space with scheduled payments to us of $0.4 million (less than 1 year) which are not reflected in the table above.

        The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

        Commitments related to Maxia Pharmaceuticals, Inc. are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of December 31, 2010.

        We have entered into and may in the future seek to license additional rights relating to technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Interim Consolidated Financial Information (Unaudited)

(in thousands, except per share data)

	Fiscal 2010 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(1)	17,288	49,847	16,872	85,870
Net income (loss)	(35,729)	3,044	(31,701)	32,541
Basic net income (loss) per share	(0.30)	0.03	(0.26)	0.26
Diluted net income (loss) per share	(0.30)	0.02	(0.26)	0.24
Shares used in computation of basic net income (loss) per share	119,727	121,630	122,189	122,966
Shares used in computation of diluted net income (loss) per share	119,727	128,291	122,189	180,204

	Fiscal 2009 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(2)	671	789	939	6,866
Net loss	(40,036)	(40,035)	(43,357)	(88,443)
Basic and diluted net loss per share	(0.41)	(0.41)	(0.44)	(0.74)
Shares used in computation of basic and diluted net loss per share	97,340	97,643	98,030	118,759

(1)
In November 2009 and December 2009, we entered into a collaborative research and license agreements with Novartis and Lilly, respectively. The quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010 include $16.7 million, $46.7 million, $16.7 million and $85.7 million, respectively of contract revenues relating to these agreements. In November 2005, we entered into a collaborative research and license agreement with Pfizer, which became effective in January 2006. The June 30, 2010 quarter includes $3.0 million of contract revenues relating to this agreement.

(2)
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

        Management's annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Incyte Corporation

        We have audited Incyte Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Incyte Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Incyte Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Incyte Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010 of Incyte Corporation and our report dated February 23, 2011 expressed an unqualified opinion thereon.

                        /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 23, 2011

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2011 Annual Meeting of Stockholders to be held on May 20, 2011 (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

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

        Our Board of Directors has appointed an Audit Committee of three directors, currently comprised of Mr. Barry M. Ariko, as Chairman, Mr. Roy A. Whitfield and Ms. Wendy Dixon. The Board of Directors has also determined that Mr. Ariko and Mr. Whitfield are each qualified as Audit Committee Financial Experts under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an "independent director" under the applicable standards of The Nasdaq Stock Market.

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
3(i)
Integrated copy of the Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
3(ii)	Bylaws of the Company, as amended as of September 16, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed September 18, 2008).
4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.2.1†	Form of Convertible Subordinated Promissory Note (incorporated by reference to Exhibit 4.1 the Company's Current Report on Form 8-K/A filed February 6, 2006).
4.2.2	Schedule of notes issued by the Company in the form of Exhibit 4.2.1 (incorporated by reference to the Exhibit 4.3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
4.3
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
10.7#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 20, 2010).
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
10.11.2
Sixth Amendment of Lease, dated December 15, 2009, by and between E. I. DuPont de Nemours and Company and the Company (incorporated by reference to Exhibit 10.11.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
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
10.14.1#
Form of Employment Agreement, effective as of November 21, 2003 between the Company and David C. Hastings, Richard S. Levy, Brian W. Metcalf, Paula J. Swain, Patricia A. Schreck (effective date of December 8, 2003) and Patricia S. Andrews (effective date of October 20, 2008) (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.14.2#
Form of Amendment to Employment Agreement, effective as of January 1, 2009, between the Company and Patricia S. Andrews, David C. Hastings, Richard S. Levy, Brian W. Metcalf, Patricia A. Schreck and Paula J. Swain. (incorporated by reference to Exhibit 10.15.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
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
10.21†
Collaboration and License Agreement, entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.22†
License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.23#	Incyte Corporation 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 20, 2010).

Exhibit Number	Description of Document
10.24#	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 20, 2010).
10.25#	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 20, 2010)
10.26#
Form of Nonstatutory Stock Option Agreement for Outside Directors under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 20, 2010).
10.27†
Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 93 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).

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

Date: February 23, 2011

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

Signature	Title	Date

/s/ PAUL A. FRIEDMAN Paul A. Friedman	Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2011
/s/ DAVID C. HASTINGS David C. Hastings	Chief Financial Officer (Principal Financial Officer) and Director	February 23, 2011
/s/ LAURENT CHARDONNET Laurent Chardonnet	Vice President, Finance and Treasurer (Principal Accounting Officer)	February 23, 2011
/s/ RICHARD U. DESCHUTTER Richard U. Deschutter	Chairman	February 23, 2011
/s/ BARRY M. ARIKO Barry M. Ariko	Director	February 23, 2011
/s/ JULIAN C. BAKER Julian C. Baker	Director	February 23, 2011
/s/ PAUL A. BROOKE Paul A. Brooke	Director	February 23, 2011
/s/ WENDY L. DIXON Wendy L. Dixon	Director	February 23, 2011
/s/ JOHN F. NIBLACK John F. Niblack	Director	February 23, 2011
/s/ ROY A. WHITFIELD Roy A. Whitfield	Director	February 23, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of November 11, 2002, by and among the Company, Maxia Pharmaceuticals, Inc. and other parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 25, 2003).
2.2
Amendment to Agreement and Plan of Merger, dated as of December 19, 2002, by and among the Company, Monaco Acquisition Corporation, Maxia Pharmaceuticals, Inc. and Maxia Pharmaceuticals, LLC (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed February 25, 2003).
3(i)
Integrated copy of the Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
3(ii)	Bylaws of the Company, as amended as of September 16, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed September 18, 2008).
4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.2.1†	Form of Convertible Subordinated Promissory Note (incorporated by reference to Exhibit 4.1 the Company's Current Report on Form 8-K/A filed February 6, 2006).
4.2.2	Schedule of notes issued by the Company in the form of Exhibit 4.2.1 (incorporated by reference to the Exhibit 4.3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
4.3
Indenture, dated as of September 30, 2009, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 30, 2009).
10.1#	1991 Stock Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.4#	1993 Directors' Stock Option Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.5#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 33-68138)).

Exhibit Number	Description of Document
10.6	Lease Agreement dated June 19, 1997 between the Company and The Board of Trustees of the Leland Stanford Junior University (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.7#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 20, 2010).
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
10.11.2
Sixth Amendment of Lease, dated December 15, 2009, by and between E. I. DuPont de Nemours and Company and the Company (incorporated by reference to Exhibit 10.11.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
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
10.14.1#
Form of Employment Agreement, effective as of November 21, 2003 between the Company and David C. Hastings, Richard S. Levy, Brian W. Metcalf, Paula J. Swain, Patricia A. Schreck (effective date of December 8, 2003) and Patricia S. Andrews (effective date of October 20, 2008) (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.14.2#
Form of Amendment to Employment Agreement, effective as of January 1, 2009, between the Company and Patricia S. Andrews, David C. Hastings, Richard S. Levy, Brian W. Metcalf, Patricia A. Schreck and Paula J. Swain. (incorporated by reference to Exhibit 10.15.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.15†
Collaborative Research and License Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit Number	Description of Document
10.16	Note Purchase Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Overseas Pharmaceuticals (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed February 6, 2006).
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
10.21†
Collaboration and License Agreement, entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.22†
License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.23#	Incyte Corporation 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 20, 2010).
10.24#	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 20, 2010).
10.25#	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 20, 2010)
10.26#
Form of Nonstatutory Stock Option Agreement for Outside Directors under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 20, 2010).
10.27†
Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.

Exhibit Number	Description of Document
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 93 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).

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