Form 10-Q
period 2011-03-31
INCYTE CORP
filed 2011-05-03
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 124,585,982 as of April 29, 2011.

INCYTE CORPORATION

PART I:           FINANCIAL INFORMATION

Item 1.             Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2011	December 31, 2010*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$377,843	$417,912
Marketable securities—available-for-sale	5,783	6,256
Restricted cash	18,994	18,985
Accounts receivable, net	16,579	5,701
Prepaid expenses and other current assets	6,769	6,600

Total current assets	425,968	455,454

Restricted cash	18,911	18,891
Property and equipment, net	4,934	4,804
Intangible and other assets, net	9,793	10,432

Total assets	$459,606	$489,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,791	$10,773
Accrued compensation	9,085	14,678
Interest payable	9,500	4,750
Accrued and other current liabilities	16,828	15,703
Deferred revenue	66,978	66,973
Accrued restructuring	—	696

Total current liabilities	110,182	113,573

Convertible senior notes	281,694	276,445
Convertible subordinated notes	17,225	16,987
Deferred revenue	154,483	171,220

Total liabilities	563,584	578,225

Stockholders’deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 123,807,739 and 123,280,474 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	124	123
Additional paid-in capital	1,343,351	1,332,277
Accumulated other comprehensive gain	2,089	1,986
Accumulated deficit	(1,449,542)	(1,423,030)
Total stockholders’ deficit	(103,978)	(88,644)

Total liabilities and stockholders’deficit	$459,606	$489,581

*      The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Contract revenues	$31,738	$16,737
License and royalty revenues	235	551

Total revenues	31,973	17,288

Costs and expenses:
Research and development	36,282	31,439
Selling, general and administrative	10,825	5,794
Other expenses	691	(115)

Total costs and expenses	47,798	37,118

Loss from operations	(15,825)	(19,830)
Interest and other income (expense), net	72	195
Interest expense	(10,759)	(11,779)
Loss on debt redemption	—	(3,988)

Loss before income taxes	(26,512)	(35,402)

Provision for income taxes	—	327

Net loss	(26,512)	(35,729)

Basic and diluted net loss per share:	$(0.21)	$(0.30)

Shares used in computing basic and diluted net loss per share	123,467	119,727

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010

Net loss	$(26,512)	$(35,729)

Other comprehensive gain:
Unrealized gain on marketable securities	103	491
Other comprehensive gain	103	491

Comprehensive loss	$(26,409)	$(35,238)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(26,512)	$(35,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	(109)	(115)
Depreciation and amortization	6,430	6,396
Stock-based compensation	6,946	3,121
Loss on debt redemption	—	3,988
Changes in operating assets and liabilities:
Accounts receivable	(10,878)	158,408
Prepaid expenses and other assets	(80)	(1,661)
Accounts payable	(2,982)	(7,660)
Accrued and other current liabilities	(305)	(7,178)
Deferred revenue	(16,732)	(16,747)
Net cash (used in) provided by operating activities	(44,222)	102,823
Cash flows from investing activities:
Capital expenditures	(552)	(306)
Sales and maturities of marketable securities	576	6,822
Net cash provided by investing activities	24	6,516
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	4,129	4,227
Redemption of convertible notes	—	(158,644)
Net cash provided by (used in) financing activities	4,129	(154,417)
Net decrease in cash and cash equivalents	(40,069)	(45,078)
Cash and cash equivalents at beginning of period	417,912	449,824
Cash and cash equivalents at end of period	$377,843	$404,746

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1.      Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is a drug discovery and development company focused on developing small molecule drugs to treat serious unmet medical needs. Our pipeline is focused in the areas of oncology and inflammation and includes compounds in various stages of development, ranging from preclinical to late-stage development.

2.      Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of March 31, 2011 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2011 and 2010, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2010 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting and disclosure guidance for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. We adopted this guidance prospectively on January 1, 2011 and the adoption had no impact on our condensed consolidated financial statements. The potential future impact of the adoption of these amendments will depend on the nature of any new arrangements that we enter into in the future.

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

At March 31, 2011, our Level 2 mortgage backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

Restricted cash consists of amounts held in escrow for interest payments on our 4.75% convertible senior notes through October 2012.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of March 31, 2011
Cash and cash equivalents	$377,843	$—	$—	$377,843
Marketable securities — available-for-sale	—	5,783	—	5,783
Restricted cash	37,905	—	—	37,905
Total assets	$415,748	$5,783	$—	$421,531

The following is a summary of our marketable security portfolio as of March 31, 2011 and December 31, 2010, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2011
Mortgage backed securities	$4,355	$1,428	$—	$5,783
	$4,355	$1,428	$—	$5,783
December 31, 2010
Mortgage backed securities	$4,904	$1,352	$—	$6,256
	$4,904	$1,352	$—	$6,256

4.      Revenues

For the three months ended March 31, 2011, one customer contributed 89% of revenues.  For the three months ended March 31, 2010, one customer contributed 78% of revenues.

Three customers comprised 100% of the accounts receivable balance at March 31, 2011. Three customers comprised 92% of the accounts receivable balance at December 31, 2010.

5.      License agreements

Novartis

In November 2009, we entered into a Collaboration and License Agreement with Novartis International Pharmaceutical Ltd. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to our JAK inhibitor ruxolitinib and certain back-up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to ruxolitinib in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our c-MET inhibitor compound INCB28060 (also known as INC280) and certain back-up compounds in all indications. We retained options to co-develop and to co-promote INCB28060 in the United States.

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210 million and were initially eligible to receive additional payments of up to approximately $1.1 billion if defined development and commercialization milestones are achieved. For the quarter ended March 31, 2011 we recognized $15 million under this agreement for the achievement of a predefined milestone in an ongoing Phase I dose-escalation trial for INCB28060 in patients with solid tumors.  In 2010, we recognized and received $50 million in milestone payments for the initiation of the ruxolitinib global Phase III trial, RESPONSE, in patients with polycythemia vera. We also could receive tiered, double digit royalties on future ruxolitinib sales outside of the United States. Each company is responsible for costs relating to the development and commercialization of  ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of INCB28060 after the initial Phase I clinical trial.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the condensed consolidated balance sheet. These costs will be recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At March 31, 2011 and December 31, 2010, $1.3 million and $4.6 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheet. Also included in accounts receivable on the condensed consolidated balance sheet at March 31, 2011 is $15.0 million for the milestone for INCB28060 recognized under the agreement. Research and development expenses for the three months ended March 31, 2011 and 2010 were net of $0.9 million and $1.1 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $28.5 million and $13.5 million for the three months ended March 31, 2011 and 2010, respectively. Included in the amount for the three months ended March 31, 2011 was the $15.0 million milestone for INCB28060 to be received from Novartis.

Lilly

In December 2009, we entered into a License, Development and Commercialization Agreement with Eli Lilly and Company. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor INCB28050, now known as LY3009104, and certain back-up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90 million, and were initially eligible to receive additional payments of up to $665 million based on the achievement of defined development, regulatory and commercialization milestones. In 2010, we recognized and received $49 million in milestone payments from Lilly. We also could receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20% if the product is successfully commercialized.

We retained options to co-develop our JAK inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly will be responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. In July 2010, we elected to co-develop LY3009104 with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of a Phase IIb trial through regulatory approval. We have retained certain mechanisms to give us cost protection as LY3009104 advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out for that indication and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co-development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016, our estimated performance period under the agreement. All milestone payments will be recognized as revenue upon the achievement of the associated milestone. Reimbursable costs incurred after the effective date with Lilly will be recorded net against the related research and development expenses. At March 31, 2011 and December 31, 2010, $0.1 million and $0.3 million of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheet. Research and development expenses for the three months ended March 31, 2011 and 2010 were net of $0.1 million and $0.9 million, respectively, of costs reimbursed by Lilly.

Contract revenue under the Lilly agreement was $3.2 million for the three months ended March 31, 2011 and 2010.

6.      Stock compensation

We recorded $6.9 million and $3.1 million, respectively, of stock compensation expense on our condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Three Months Ended		Employee Stock Purchase Plan For the Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Average risk-free interest rates	1.03%	1.20%	0.80%	1.02%
Average expected life (in years)	3.23	2.99	0.24	0.24
Volatility	72%	75%	32%	49%
Weighted-average fair value (in dollars)	7.21	4.61	0.57	0.58

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

Based on our historical experience, we have assumed an annualized forfeiture rate of 5% for our options. Under the true-up provisions of the FASB’s stock based compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of March 31, 2011, was $28.9 million, which is expected to be recognized over the weighted average period of 3.04 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2010	4,786,694	20,107,923	$8.44
Options granted	(3,804,333)	3,804,333	14.69
Options exercised	—	(527,265)	7.83
Options cancelled	—	(100,000)	21.81
Balance at March 31, 2011	982,361	23,284,991	$9.42
Exercisable, March 31, 2011	—	15,838,389	$8.16

7.      Debt

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pfizer convertible subordinated note due 2013	$9,028	$9,028	$8,903	$8,903
Pfizer convertible subordinated note due 2014	8,197	8,197	8,084	8,084
4.75% convertible senior notes due 2015	281,694	804,640	276,445	832,400
	$298,919	$821,865	$293,432	$849,387

The fair value of the 4.75% convertible senior notes due 2015 was calculated based on quoted market prices.

8.      Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Stock options and potential common shares issuable upon conversion of the 4.75% Convertible Senior Notes due 2015 (the “4.75% Senior Notes”) and the convertible subordinated notes issued to Pfizer (the “Pfizer Notes”) were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented. The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	2011	2010
Outstanding stock options	23,284,991	20,050,120
Common shares issuable upon conversion of 4.75% Senior Notes	45,584,040	45,584,040
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641
Total potential common shares excluded from diluted net loss per share computation	71,356,168	68,121,297

9.      Segment reporting

Our operations are treated as one operating segment, drug discovery and development.

10.    Other expenses

Below is a summary of the activity related to our restructuring programs for the three months ended March 31, 2011. The estimates below have been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable. The accrual balances for the restructuring plans are included in accrued restructuring in the condensed consolidated balance sheets.

2004 Restructuring

	Original Charge Recorded in 2004	Accrual Balance at December 31, 2010	2011 Charges to Operations	2011 Charges Utilized	Accrual Balance at March 31, 2011
	(in thousands)
Lease commitment and related costs	$15,497	$696	$—	$(696)	$—
Other costs	—	—	33	(33)	—
Restructuring expenses	$15,497	$696	$33	$(729)	$—

11.    Litigation

In July 2010, Genomic Health, Inc. (“Genomic Health”) filed an action against us in the Superior Court of the State of California, County of San Mateo, seeking to recover money that it had paid to us pursuant to the LifeSeq Collaborative Agreement between Genomic Health and us dated March 30, 2001, as amended.  The complaint sought the sum of $3,576,681 plus interest.  We successfully removed the case to the United States District Court for the Northern District of California.  In August 2010, we filed an Answer to Genomic Health’s claims and asserted a breach of contract counterclaim.  In March 2011, we filed a motion for judgment on the pleadings to dismiss Genomic Health’s asserted claims.  On April 29, 2011, we agreed to a resolution of the lawsuit, the amount of which is not material to our condensed consolidated financial statements.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2011 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K previously filed with the SEC.

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

•                  our licensing, investment and commercialization strategies, including our plans to launch ruxolitinib;

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

Our two most advanced programs involve our janus kinase (JAK) inhibitors. Oral ruxolitinib (INCB18424) is in clinical development for the treatment of several myeloproliferative neoplasms and is part of a collaboration agreement with Novartis International Pharmaceutical Ltd. in which Novartis received exclusive development and commercialization rights outside of the United States to ruxolitinib for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We intend to submit a New Drug Application (NDA) for ruxolitinib for the treatment of myelofibrosis in the second quarter of 2011. Because ruxolitinib has been granted fast track designation by the U.S. Food and Drug Administration (FDA), we expect that the FDA will also grant the NDA priority review status.  If this happens, the FDA could complete its review in six months from the date of submission.  If the FDA approves the NDA within this timeline, we plan to begin commercialization of ruxolitinib in late 2011.

Oral LY3009104 is in clinical development for rheumatoid arthritis by Eli Lilly and Company under a collaboration agreement. Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases; however, last year we exercised our co-development rights for rheumatoid arthritis in exchange for tiered royalty rates ranging up to the high twenties. We believe these strategic relationships increase the likelihood of the successful development and commercialization of these compounds.

We are engaged in a number of other development programs evaluating our novel c-MET, IDO and Sheddase inhibitors and are also continuing to invest in our discovery efforts.

Our pipeline includes the following compounds:

Target/Drug Compound	Indication	Development Status
JAK1 and JAK2
Ruxolitinib(INCB18424)(1)	Myelofibrosis(5)	Phase III
Ruxolitinib(INCB18424)(1)	Polycythemia Vera	Phase III
Ruxolitinib(INCB18424)(1)	Essential Thrombocythemia	Phase II
Ruxolitinib(INCB18424)(1)	Solid Tumors/Other Hematologic Malignancies (6)	Phase I & Phase II
INCB18424(2)	Psoriasis	Phase IIb
LY3009104(INCB28050)(3)	Rheumatoid Arthritis	Phase IIb
c-MET
INCB28060(4)	Solid Tumors	Phase I
Sheddase
INCB7839	Breast Cancer	Phase II
IDO
INCB24360	Solid Tumors	Phase I

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

(5)                                  Additional myelofibrosis studies include a joint global Phase II trial with Novartis in thrombocytopenic patients and a Phase II trial in patients using a sustained-release formulation

(6)                                  These studies are investigator sponsored trials

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

Stock Compensation.  Financial Accounting Standards Board (FASB) accounting guidance for stock compensation requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $6.9 million and $3.1 million, respectively, of stock compensation expense on our condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010.

Investments.  We carry our investments at their respective fair values. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other-than-temporary impairment. This evaluation consists of a review of several factors, including the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and if we intend to sell or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If management determines that such an impairment exists, we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell a short-term investment or marketable security prior to maturity, we classify our short-term investments and marketable securities as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized. We classify those marketable securities that may be used in operations within one year as short-term investments. Those marketable securities in which we have both the ability to hold until maturity and have a maturity date beyond one year from our most recent condensed consolidated balance sheet date are classified as long-term marketable securities.

Convertible Debt and Derivative Accounting.  We perform an assessment of all embedded features of a debt instrument to determine if (1) such features should be bifurcated and separately accounted for, and (2) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liabilities. If the embedded feature meets the requirements to be bifurcated and accounted for as a liability, the fair value of the embedded feature is measured initially, included as a liability on the condensed consolidated balance sheet, and remeasured each reporting period. Any changes in fair value are recorded in the condensed consolidated statement of operations. We monitor, on an ongoing basis, whether events or circumstances could give rise to a change in our classification of embedded features.

Results of Operations

We recorded a net loss of $26.5 million and basic and diluted net loss per share of $0.21 for the three months ended March 31, 2011, as compared to a net loss of $35.7 million and basic and diluted net loss per share of $0.30 in the corresponding period in 2010.

Revenues.

	For the three months ended, March 31,
	2011	2010
	(in millions)
Contract revenues	$31.8	$16.7
License and royalty revenues	0.2	0.6
Total revenues	$32.0	$17.3

Our contract revenues were $31.8 million and $16.7 million for the three months ended March 31, 2011 and 2010, respectively, which included a $15.0 million milestone for INCB28060 recognized under the Novartis agreement during the three months ended March 31, 2011. For the three months ended March 31, 2011 and 2010, contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010.

Operating Expenses.

Research and development expenses.

	For the three months ended, March 31,
	2011	2010
	(in millions)
Salary and benefits related	$12.8	$10.6
Stock compensation	4.4	2.2
Clinical research and outside services	13.7	14.7
Occupancy and all other costs	5.4	3.9

Total research and development expenses	$36.3	$31.4

We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three months ended March 31, 2010 to the three months ended March 31, 2011 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The decrease in clinical research and outside services expense from the three months ended March 31, 2010 to the three months ended March 31, 2011 was primarily the result of decreased development costs due to timing of our clinical trial activities. Research and development expenses for the three months ended March 31, 2011 and 2010 were net of $0.9 million and $1.9 million, respectively, of costs reimbursed by our collaborative partners. The increase in occupancy and all other costs from the three months ended March 31, 2010 to the three months ended March 31, 2011 was primarily the result of increased laboratory expenses. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

In July 2010, we elected to co-develop LY3009104 with Lilly in rheumatoid arthritis and will receive an incremental royalty rate increase across all tiers for this indication.  We are responsible for funding 30% of the associated future global development costs for this indication from the initiation of a Phase IIb trial through regulatory approval.  We have retained certain mechanisms to give us cost protection as LY3009104 advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out for that indication and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

Selling, general and administrative expenses.

	For the three months ended, March 31,
	2011	2010
	(in millions)
Salary and benefits related	$3.2	$2.3
Stock compensation	2.5	0.9
Other contract service and outside costs	5.1	2.6

Total selling, general and administrative expenses	$10.8	$5.8

Salary and benefits related expense increased from the three months ended March 31, 2010 to the three months ended March 31, 2011 due to increased headcount. This increased headcount was due to preparation for the potential commercialization of ruxolitinib for myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily due to preparation for the potential commercialization of ruxolitinib for myelofibrosis.

Other expenses.  Total other expenses for the three months ended March 31, 2011 was $0.7 million compared to $(0.1) million for the corresponding period in 2010.

Interest and Other Income (Expense), Net.     Interest income for the three months ended March 31, 2011 was $0.1 million as compared to $0.2 million for the corresponding period in 2010.

Interest Expense.    Interest expense for the three months ended March 31, 2011 and 2010 was $10.8 million and $11.8 million, respectively. The decrease in the 2011 period from the 2010 period is primarily attributable to the decrease in the principal amount of our 3 ½% convertible senior notes due 2011 and principal amount of our 3 ½% convertible subordinated notes due 2011 which were redeemed during the three months ended March 31, 2010.

Loss on redemption of convertible senior and subordinated notes.  During the three months ended March 31, 2010, we redeemed the remaining $55.6 million principal amount of our 3 ½% convertible senior notes and $119.0 million principal amount of our 3 ½% convertible subordinated notes. These redemptions resulted in a loss of $4.0 million primarily related to the unamortized debt discount from the 3 ½% convertible senior notes we redeemed.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through 2010. Because of those losses, we had an accumulated deficit of $1.4 billion as of March 31, 2011. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At March 31, 2011, we had available cash, cash equivalents, and marketable securities of $383.6 million, excluding a funded restricted cash escrow account of $37.9 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and U.S. government agency and non-agency mortgage-backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $44.2 million for the three months ended March 31, 2011, compared to $102.8 million provided by operating activities for the three months ended March 31, 2010.  The $147.0 million decrease was due primarily to the upfront and milestone payments received from our collaborators for the three months ended March 31, 2010.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash provided by investing activities was $0.0 million for the three months ended March 31, 2011, which represented primarily sales and maturities of marketable securities of $0.6 million offset by capital expenditures of $0.6 million.  Net cash provided by investing activities was $6.5 million for the three months ended March 31, 2010, which represented primarily sales and maturities of marketable securities of $6.8 million offset by capital expenditures of $0.3 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, and acquisitions, including possible earn-out payments to former stockholders of Maxia Pharmaceuticals, Inc.

Net cash provided by financing activities was $4.1 million for the three months ended March 31, 2011 and net cash used in financing activities was $154.4 million for the three months ended March 31, 2010.  For the three months ended March 31, 2010, we used $158.6 million, to redeem the remaining 3 ½% convertible senior notes and 3 ½% convertible subordinated notes, including interest.  For the three months ended March 31, 2011 and 2010, we received $4.1 million and $4.2 million, respectively, from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of March 31, 2011 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$20.0	$—	$10.0	$10.0	$—
Principal on convertible senior debt	400.0	—	—	400.0	—
Interest on convertible senior debt	85.5	19.0	38.0	28.5	—
Non-cancelable operating lease obligations:
Related to current operations	13.5	5.9	7.6	—	—
Total contractual obligations	$519.0	$24.9	$55.6	$438.5	$—

We have funded an escrow account of $37.9 million for interest payments on our 4.75% convertible senior notes through October 2012, which the table above excludes.

The table above also excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to Maxia Pharmaceuticals, Inc. are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of March 31, 2011.

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of March 31, 2011, cash, cash equivalents and marketable securities were $383.6 million, excluding a funded restricted cash escrow account of $37.9 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2011, the decline in fair value would not be material.

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

Although we obtained special protocol assessment agreements for ruxolitinib for each of myelofibrosis and polycythemia vera, a special protocol assessment agreement does not guarantee any particular outcome from regulatory review, including any regulatory approval.

We have obtained a special protocol assessment agreement, or SPA, for the registration trial for ruxolitinib for the treatment of myelofibrosis in the United States and for the registration trial for ruxolitinib for the treatment of polycythemia vera in the United States. The SPA process allows for the U. S. Food and Drug Administration, or FDA, evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, or NDA, and provides a product sponsor with an agreement confirming that the design and size of a trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. Even if we believe that the data from a clinical trial are supportive, an SPA is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, a trial will be adequate to demonstrate safety and efficacy, or otherwise be sufficient to support regulatory approval. There can be no assurance that the terms of an SPA will ultimately be binding on the FDA, and the FDA is not obligated to approve an NDA, if any, even if the clinical outcome is positive. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and the data and results from a clinical trial, and can require trial design changes or additional studies if issues arise essential to determining safety or efficacy. Data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override an SPA, and we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will determine that a previously approved SPA is still valid.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2010. Because of those losses, we had an accumulated deficit of $1.4 billion as of March 31, 2011. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2011 and in future periods as well.

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

As of March 31, 2011, the aggregate principal amount of our total consolidated debt was $420.0 million and our stockholders’ deficit was $104.0 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of March 31, 2011, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. As of March 31, 2011, $400.0 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, are $19.0 million. Funds sufficient to pay interest payments through October 2012 on our 4.75% convertible senior notes are held in an escrow account as security for these interest payments. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our 4.75% convertible senior notes or under our notes held by Pfizer, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived all of our revenues for the three months ended March 31, 2011 from our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

Item 6.     Exhibits

Exhibit Number	Description of Document

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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

** In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE CORPORATION

Dated:	May 3, 2011	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 3, 2011	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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

** In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.