Form 10-Q
period 2011-06-30
INCYTE CORP
filed 2011-07-28
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 126,239,670 as of July 25, 2011.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2011	December 31, 2010*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$359,074	$417,912
Marketable securities—available-for-sale	5,036	6,256
Restricted cash and investments	18,990	18,985
Accounts receivable, net	2,376	5,701
Prepaid expenses and other current assets	6,447	6,600

Total current assets	391,923	455,454

Restricted cash and investments	9,971	18,891
Property and equipment, net	5,500	4,804
Other assets	9,269	10,432

Total assets	$416,663	$489,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,788	$10,773
Accrued compensation	10,099	14,678
Interest payable	4,750	4,750
Accrued and other current liabilities	20,054	15,703
Deferred revenue	66,976	66,973
Accrued restructuring	—	696

Total current liabilities	110,667	113,573

Convertible senior notes	287,067	276,445
Convertible subordinated notes	17,467	16,987
Deferred revenue	137,746	171,220

Total liabilities	552,947	578,225

Stockholders’deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 126,090,966 and 123,280,474 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	126	123
Additional paid-in capital	1,363,052	1,332,277
Accumulated other comprehensive gain	1,951	1,986
Accumulated deficit	(1,501,413)	(1,423,030)
Total stockholders’ deficit	(136,284)	(88,644)

Total liabilities and stockholders’deficit	$416,663	$489,581

*       The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Contract revenues	$16,737	$49,737	$48,475	$66,474
License and royalty revenues	74	110	309	661

Total revenues	16,811	49,847	48,784	67,135

Costs and expenses:
Research and development	46,047	28,883	82,329	60,322
Selling, general and administrative	11,858	7,485	22,683	13,280
Other expenses	20	(145)	712	(260)

Total costs and expenses	57,925	36,223	105,724	73,342

Income (loss) from operations	(41,114)	13,624	(56,940)	(6,207)
Interest and other income, net	132	142	204	338
Interest expense	(10,888)	(10,391)	(21,647)	(22,170)
Loss on debt redemption	—	—	—	(3,988)

Income (loss) before income taxes	(51,870)	3,375	(78,383)	(32,027)

Provision for income taxes	—	331	—	658

Net income (loss)	$(51,870)	$3,044	$(78,383)	$(32,685)

Net income (loss) per share:

Basic	$(0.41)	$0.03	$(0.63)	$(0.27)
Diluted	(0.41)	0.02	(0.63)	(0.27)

Shares used in computing basic and diluted net income (loss) per share

Basic	125,330	121,630	124,399	120,679
Diluted	125,330	128,291	124,399	120,679

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss)	$(51,870)	$3,044	$(78,383)	$(32,685)

Other comprehensive gain:
Unrealized gain (loss) on marketable securities	(138)	598	(35)	1,088
Other comprehensive gain (loss)	(138)	598	(35)	1,088

Comprehensive income (loss)	$(52,008)	$3,642	$(78,418)	$(31,597)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(78,383)	$(32,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	20	(260)
Depreciation and amortization	13,077	12,281
Stock-based compensation	14,137	6,676
Loss on debt redemption	—	3,988
Changes in operating assets and liabilities:
Accounts receivable	3,325	157,301
Prepaid expenses and other assets	9,266	8,494
Accounts payable	(1,985)	(11,806)
Accrued and other current liabilities	(944)	(10,428)
Deferred revenue	(33,471)	(33,504)
Net cash (used in) provided by operating activities	(74,958)	100,057
Cash flows from investing activities:
Capital expenditures	(1,627)	(904)
Sales and maturities of marketable securities	1,106	17,094
Net cash (used in) provided by investing activities	(521)	16,190
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	16,641	6,661
Redemption of convertible notes	—	(158,644)
Net cash provided by (used in) financing activities	16,641	(151,983)
Net decrease in cash and cash equivalents	(58,838)	(35,736)
Cash and cash equivalents at beginning of period	417,912	449,824
Cash and cash equivalents at end of period	$359,074	$414,088

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of June 30, 2011 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three and six months ended June 30, 2011 and 2010, are unaudited, but include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2010 has been derived from audited financial statements.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting and disclosure guidance for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. We adopted this guidance prospectively on January 1, 2011 and the adoption had no impact on our condensed consolidated financial statements. The potential future impact of the adoption of these amendments will depend on the nature of any new arrangements that we enter into in the future or will depend on any material modifications made to any of our existing arrangements.

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

At June 30, 2011, our Level 2 mortgage backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

Restricted cash and investments consist of amounts held in escrow for interest payments on our 4.75% convertible senior notes through October 2012.  The restricted investments consist of U.S. Treasury notes.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of June 30, 2011
Cash and cash equivalents	$359,074	$—	$—	$359,074
Mortgage backed securities	—	5,036	—	5,036
Restricted cash and investments	28,961	—	—	28,961
Total assets	$388,035	$5,036	$—	$393,071

The following is a summary of our marketable security portfolio as of June 30, 2011 and December 31, 2010, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2011
Mortgage backed securities	$3,736	$1,300	$—	$5,036
	$3,736	$1,300	$—	$5,036
December 31, 2010
Mortgage backed securities	$4,904	$1,352	$—	$6,256
	$4,904	$1,352	$—	$6,256

4.     Concentration of credit risk

For the three and six months ended June 30, 2011, one customer contributed 80% and 86%, respectively, of revenues.  For the three and six months ended June 30, 2010, one customer contributed 67% and 54%, respectively, of revenues.

Three customers comprised 98% of the accounts receivable balance at June 30, 2011. Three customers comprised 92% of the accounts receivable balance at December 31, 2010.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the condensed consolidated balance sheet. These costs will be recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At June 30, 2011 and December 31, 2010, $1.9 million and $4.6 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheet. Research and development expenses for the three and six months ended June 30, 2011 were net of $0.6 million and $1.5 million, respectively, of costs reimbursed by Novartis.   Research and development expenses for the three and six months ended June 30, 2010 were net of $4.5 million and $5.6 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $13.5 million and $42.0 million, respectively, for the three and six months ended June 30, 2011 including a $15 million milestone for INCB28060 that was earned in the three months ended March 31, 2011. Contract revenue under the Novartis agreement was $13.5 million and $27.0 million, respectively, for the three and six months ended June 30, 2010.

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

We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co-development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016, our estimated performance period under the agreement. All milestone payments will be recognized as revenue upon the achievement of the associated milestone. Reimbursable costs incurred after the effective date with Lilly will be recorded net against the related research and development expenses. At June 30, 2011 and December 31, 2010, $0.2 million and $0.3 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheet. Research and development expenses for the three and six months ended June 30, 2011 were net of $0.1 million and $0.2 million, respectively, of costs reimbursed by Lilly.  Research and development expenses for the three and six months ended June 30, 2010 were net of $1.4 million and $2.2 million, respectively, of costs reimbursed by Lilly.

Contract revenue under the Lilly agreement was $3.2 million and $6.4 million, respectively, for the three and six months ended June 30, 2011.   Contract revenue under the Lilly agreement was $33.2 million and $36.4 million, respectively, for the three and six months ended June 30, 2010. Included in these amounts was a $30.0 million payment in connection with a milestone received from Lilly during 2010.

6.     Stock compensation

We recorded $7.2 million and $14.1 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2011, respectively.  We recorded $3.6 million and $6.7 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2010, respectively.  We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Average risk-free interest rates	1.09%	1.00%	1.04%	1.15%	0.45%	0.61%	0.60%	0.88%
Average expected life (in years)	3.34	2.80	3.24	2.95	0.50	0.50	0.50	0.50
Volatility	63%	73%	71%	74%	47%	66%	33%	52%
Weighted-average fair value (in dollars)	7.63	6.06	7.27	4.97	3.66	0.63	0.79	0.62

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

Based on our historical experience, we have assumed an annualized forfeiture rate of 5% for our options. Under the true-up provisions of the stock based compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of June 30, 2011, was $26.2 million, which is expected to be recognized over the weighted average period of 3.06 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2010	4,786,694	20,107,923	$8.44
Additional authorized	6,500,000	—	—
Options granted	(4,375,333)	4,375,333	15.05
Options exercised	—	(2,064,840)	7.17
Options cancelled	75,134	(184,890)	18.71
Balance at June 30, 2011	6,986,495	22,233,526	$9.77
Exercisable, June 30, 2011	—	15,076,032	$8.32

7.     Debt

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pfizer convertible subordinated note due 2013	$9,155	$9,155	$8,903	$8,903
Pfizer convertible subordinated note due 2014	8,312	8,312	8,084	8,084
4.75% convertible senior notes due 2015	287,067	921,692	276,445	832,400
	$304,534	$939,159	$293,432	$849,387

The fair value of the 4.75% convertible senior notes due 2015 was calculated based on quoted market prices.

8.     Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010

Basic Net Income (Loss) Per Share
Net income (loss)	$(51,870)	$3,044	$(78,383)	$(32,685)
Weighted average common shares outstanding	125,330	121,630	124,399	120,679

Basic net income (loss) per share	$(0.41)	$0.03	$(0.63)	$(0.27)

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$(51,870)	$3,044	$(78,383)	$(32,685)

Common shares outstanding (weighted average)	125,330	121,630	124,399	120,679
Dilutive stock options	—	6,661	—	—

Weighted average shares used to compute diluted net income (loss) per share	125,330	128,291	124,399	120,679

Diluted net income (loss) per share	$(0.41)	$0.02	$(0.63)	$(0.27)

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options	22,233,526	1,542,666	22,233,526	20,706,906
Common shares issuable upon conversion of 4.75% Senior Notes	45,584,040	45,584,040	45,584,040	45,584,040
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641	1,025,641	1,025,641
Total potential common shares excluded from diluted net loss per share computation	70,304,703	49,613,843	70,304,703	68,778,083

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2011 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K previously filed with the SEC.

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

Our two most advanced programs involve our janus kinase (JAK) inhibitors. Oral ruxolitinib (INCB18424) is in clinical development for the treatment of several myeloproliferative neoplasms and is part of a collaboration agreement with Novartis International Pharmaceutical Ltd. in which Novartis received exclusive development and commercialization rights outside of the United States to ruxolitinib for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We submitted a New Drug Application (NDA) for ruxolitinib for the treatment of myelofibrosis in June 2011. Because ruxolitinib has been granted fast track designation by the U.S. Food and Drug Administration (FDA), we expect that the FDA will also grant the NDA priority review status.  If this happens, the FDA could complete its review in six months from the date of submission.  If the FDA approves the NDA within this timeline, we plan to begin commercialization of ruxolitinib in late 2011.

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

(1)           We licensed rights outside the United States to Novartis and retained U.S. rights

(2)           This compound is a topical formulation; all others are an oral formulation

(3)           We licensed worldwide rights to Lilly and have elected to co-develop with Lilly and we retain a co-promotion option

(4)           We licensed worldwide rights to Novartis and retained co-development and co-promotion options

(5)           This includes several other myelofibrosis studies including a joint global Phase II trial with Novartis in thrombocytopenic patients and a Phase II trial in patients using a sustained-release formulation

(6)           These studies are investigator sponsored trials

We anticipate incurring additional losses for several years as we continue to expand our drug discovery and development programs. We also expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Conducting clinical trials for our drug candidates in development is a lengthy, time-consuming and expensive process. If we are unable to successfully develop and market pharmaceutical products over the next several years, our business, financial condition and results of operations would be adversely impacted.

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

Stock Compensation.   Accounting guidance for stock compensation requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $7.2 million and $14.1 million, respectively, of stock compensation expense on our condensed consolidated statement of operations for the three and six months ended June 30, 2011 and $3.6 million and $6.7 million, respectively, for the three and six months ended June 30, 2010.

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

Results of Operations

We recorded a net loss of $51.9 million, basic and diluted net loss per share of $0.41 for the three months ended June 30, 2011, as compared to net income of $3.0 million and basic income per share of $0.03 and diluted net income per share of $0.02 for the same period in 2010. The net loss for the six months ended June 30, 2011 was $78.4 million, or $0.63 per share (basic and diluted), as compared to $32.7 million, or $0.27 per share (basic and diluted), for the same period in 2010.

Revenues.

	For the three months ended, June 30,		For the six months ended, June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Contract revenues	$16.7	$49.7	$48.5	$66.5
License and royalty revenues	0.1	0.1	0.3	0.6
Total revenues	$16.8	$49.8	$48.8	$67.1

Our contract revenues were $16.7 million and $48.5 million and $49.7 million and $66.5 million for the three and six months ended June 30, 2011 and 2010, respectively, which included a $15.0 million milestone for INCB28060 recognized under the Novartis agreement during the six months ended June 30, 2011. For the three and six months ended June 30, 2010 we recognized $30.0 million and $3.0 million, respectively, in contract revenues relating to milestone payments under our Lilly and Pfizer agreements.  In addition, for the three and six months ended June 30, 2011 and 2010, contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010.

Operating Expenses.

Research and development expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Salary and benefits related	$13.0	$10.2	$25.8	$20.7
Stock compensation	4.8	2.4	9.2	4.7
Clinical research and outside services	23.0	12.0	36.9	26.7
Occupancy and all other costs	5.2	4.3	10.4	8.2

Total research and development expenses	$46.0	$28.9	$82.3	$60.3

We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and six months ended June 30, 2010 to the three and six months ended June 30, 2011 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from the three and six months ended June 30, 2010 to the three and six months ended June 30, 2011 was primarily the result of increased development costs due to timing of our clinical trial activities and increased medical affairs costs. Research and development expenses for the three and six months ended June 30, 2011 and 2010 were net of $0.7 million and $1.7 million and $5.9 million and $7.8 million, respectively, of costs reimbursed by our collaborative partners. The increase in occupancy and all other costs from the three and six months ended June 30, 2010 to the three and six months ended June 30, 2011 was primarily the result of increased depreciation and laboratory expenses. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

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

Selling, general and administrative expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2011	2010	2010	2009
	(in millions)		(in millions)
Salary and benefits related	$3.4	$2.3	$6.6	$4.6
Stock compensation	2.4	1.2	4.9	2.0
Other contract service and outside costs	6.1	4.0	11.2	6.7

Total selling, general and administrative expenses	$11.9	$7.5	$22.7	$13.3

Salary and benefits related expense increased from the three and six months ended June 30, 2010 to the three and six months ended June 30, 2011 due to increased headcount. This increased headcount was due to preparation for the potential commercialization of ruxolitinib for myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily due to preparation for the potential commercialization of ruxolitinib for myelofibrosis.

Other expenses.  Total other expenses for the three and six months ended June 30, 2011 was $0.0 million and $0.7 million, respectively compared to $(0.1) million and $(0.3) million, respectively for the corresponding periods in 2010.

Interest and Other Income (Expense), Net.     Interest income for the three and six months ended June 30, 2011 was $0.1 million and $0.2 million, respectively, as compared to $0.1 million and $0.3 million, respectively, for the corresponding periods in 2010.

Interest Expense.    Interest expense for the three and six months ended June 30, 2011 was $10.9 million and $21.6 million, respectively, compared to $10.4 million and $22.2 million, respectively, for the corresponding periods in 2010.  The decrease in the 2011 period from the 2010 period is primarily attributable to the decrease in the principal amount of our 3 ½% convertible senior notes due 2011 and principal amount of our 3 ½% convertible subordinated notes due 2011 which were redeemed during the six months ended June 30, 2010.

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

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through 2010. Because of those losses, we had an accumulated deficit of $1.5 billion as of June 30, 2011. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At June 30, 2011, we had available cash, cash equivalents, and marketable securities of $364.1 million, excluding a funded restricted cash and investment escrow account of $28.5 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and U.S. government agency and non-agency mortgage-backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $75.0 million for the six months ended June 30, 2011, compared to $100.1 million provided by operating activities for the six months ended June 30, 2010.  The $175.1 million decrease was due primarily to the upfront and milestone payments received from our collaborators for the six months ended June 30, 2010.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash used in investing activities was $0.5 million for the six months ended June 30, 2011, which represented primarily sales and maturities of marketable securities of $1.1 million offset by capital expenditures of $1.6 million.  Net cash provided by investing activities was $16.2 million for the six months ended June 30, 2010, which represented primarily sales and maturities of marketable securities of $17.1 million offset by capital expenditures of $0.9 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, and acquisitions, including possible earn-out payments to former stockholders of Maxia Pharmaceuticals, Inc.

Net cash provided by financing activities was $16.6 million for the six months ended June 30, 2011 and net cash used in financing activities was $152.0 million for the six months ended June 30, 2010.  For the six months ended June 30, 2011 and 2010, we received $16.6 million and $6.7 million, respectively, from issuance of common stock under our stock plans and employee stock purchase plan.  For the six months ended June 30, 2010, we used $158.6 million, to redeem the remaining 3 ½% convertible senior notes and 3 ½% convertible subordinated notes, including interest.

The following summarizes our significant contractual obligations as of June 30, 2011 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$20.0	$—	$10.0	$10.0	$—
Principal on convertible senior debt	400.0	—	—	400.0	—
Interest on convertible senior debt	85.5	19.0	38.0	28.5	—
Non-cancelable operating lease obligations:
Related to current operations	12.1	6.0	6.1	—	—
Total contractual obligations	$517.6	$25.0	$54.1	$438.5	$—

We have funded an escrow account of $28.5 million for interest payments on our 4.75% convertible senior notes through October 2012, which the table above excludes.

The table above also excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to Maxia Pharmaceuticals, Inc. are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock such that an aggregate of $2.8 million in cash and $11.2 million in our common stock (based upon the then fair value) could potentially be paid pursuant to the earn out milestones. The milestones are set to occur as Maxia products enter various stages of human clinical trials and may be earned at any time prior to the tenth anniversary of the consummation of the merger. In any event, no more than 13,531,138 shares of our common stock may be issued to former Maxia stockholders in the aggregate pursuant to the merger agreement. None of these milestones has been achieved as of June 30, 2011.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of June 30, 2011, cash, cash equivalents and marketable securities were $364.1 million, excluding a funded restricted cash and investment escrow account of $28.5 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2011, the decline in fair value would not be material.

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

Ruxolitinib is our only drug candidate that has, to date, been submitted for approval for sale in the United States. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates. Of the compounds that we identify as potential drug products or that we in-license from other companies, only a few, if any, are likely to lead to successful drug development programs. For example, in 2006, we discontinued the development of dexelvucitabine, or DFC, which was at the time our most advanced drug candidate and was in Phase IIb clinical trials. Prior to discontinuation of the DFC program, we expended a significant amount of effort and money on that program. We have also licensed to other parties certain rights to our JAK and c-MET inhibitor compounds and our portfolio of CCR2 antagonist compounds. We have no or limited control over the further clinical development of these compounds.

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

We have invested significant resources in the development of our most advanced product candidates. We submitted an NDA for ruxolitinib for the treatment of myelofibrosis in June 2011.  Ruxolitinib is also in a Phase III clinical trial for polycythemia vera. We have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced product candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. We discontinued development of DFC in April 2006 for safety reasons. In March 2008, we announced that we would not advance our lead CCR5 antagonist into Phase IIb trials and that we were seeking to out-license this program. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition.

Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest.

Even if any of our drug candidates receives regulatory approval, it would be subject to post-regulatory surveillance, and may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing, and the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive or because third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. In addition, we may decide not to continue to commercialize a product if another product comes on the market that is as effective but has fewer side effects. There is also a risk that competitors may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

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

Even if we are successful in gaining regulatory approval of our products, we may not generate significant product revenues and we may not become profitable if these drug products do not achieve an adequate level of acceptance. Physicians may not recommend our drug products until clinical data or other factors demonstrate the safety and efficacy of our drug products as compared to other alternative treatments. Even if the clinical safety and efficacy of our drug products is established, physicians may elect not to prescribe these drug products for a variety of reasons, including the reimbursement policies of government and other third-party payors and the effectiveness of our competitors in marketing their products.

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

Although we submitted an NDA for ruxolitinib for the treatment of myelofibrosis in June 2011, we cannot predict whether or when regulatory approval will be obtained for any product we develop. We have licensed to Novartis rights to ruxolitinib in certain indications outside of the United States and worldwide rights to c-MET and licensed to Lilly worldwide rights to LY3009104. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. We have no or limited control over the further clinical development of any compounds we licensed to these collaborators. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2010. Because of those losses, we had an accumulated deficit of $1.5 billion as of June 30, 2011. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2011 and in future periods as well.

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

As of June 30, 2011, the aggregate principal amount of our total consolidated debt was $420.0 million and our stockholders’ deficit was $136.3 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of June 30, 2011, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. As of June 30, 2011, $400.0 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, are $19.0 million. Funds sufficient to pay interest payments through October 2012 on our 4.75% convertible senior notes are held in an escrow account as security for these interest payments. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our 4.75% convertible senior notes or under our notes held by Pfizer, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived all of our revenues for the three and six months ended June 30, 2011 from our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

Item 6.     Exhibits

Exhibit Number	Description of Document
10.1#	Incyte Corporation 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2011)

10.2#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2011)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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

INCYTE CORPORATION

Dated:	July 28, 2011	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	July 28, 2011	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1#	Incyte Corporation 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2011)

10.2#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2011)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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