Form 10-Q
period 2011-09-30
INCYTE CORP
filed 2011-10-27
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 0-27488

INCYTE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3136539
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Experimental Station, Route 141 & Henry Clay Road,
Building E336, Wilmington, DE	19880
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 126,305,547 as of October 20, 2011.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2011	December 31, 2010*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$312,328	$417,912
Marketable securities—available-for-sale	4,647	6,256
Restricted cash and investments	18,997	18,985
Accounts receivable, net	2,462	5,701
Prepaid expenses and other current assets	7,984	6,600

Total current assets	346,418	455,454

Restricted cash and investments	9,985	18,891
Property and equipment, net	6,077	4,804
Other assets	8,744	10,432

Total assets	$371,224	$489,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,038	$10,773
Accrued compensation	13,608	14,678
Interest payable	9,500	4,750
Accrued and other current liabilities	19,838	15,703
Deferred revenue	66,973	66,973
Accrued restructuring	—	696

Total current liabilities	120,957	113,573

Convertible senior notes	292,566	276,445
Convertible subordinated notes	17,711	16,987
Deferred revenue	121,010	171,220

Total liabilities	552,244	578,225

Stockholders’deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 126,289,976 and 123,280,474 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	126	123
Additional paid-in capital	1,371,524	1,332,277
Accumulated other comprehensive gain	1,821	1,986
Accumulated deficit	(1,554,491)	(1,423,030)
Total stockholders’ deficit	(181,020)	(88,644)

Total liabilities and stockholders’deficit	$371,224	$489,581

*       The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Contract revenues	$16,737	$16,737	$65,211	$83,212
License and royalty revenues	45	135	354	796

Total revenues	16,782	16,872	65,565	84,008

Costs and expenses:
Research and development	44,604	30,609	126,830	91,106
Selling, general and administrative	14,282	8,458	37,067	21,563
Other expenses	—	(139)	712	(399)

Total costs and expenses	58,886	38,928	164,609	112,270

Loss from operations	(42,104)	(22,056)	(99,044)	(28,262)
Interest and other income, net	45	212	249	549
Interest expense	(11,019)	(10,515)	(32,666)	(32,686)
Loss on debt redemption	—	—	—	(3,988)

Loss before income taxes	(53,078)	(32,359)	(131,461)	(64,387)

Provision for income taxes	—	(658)	—	—

Net loss	$(53,078)	$(31,701)	$(131,461)	$(64,387)

Basic and diluted net loss per share:	$(0.42)	$(0.26)	$(1.05)	$(0.53)

Shares used in computing basic and diluted net loss per share	126,260	122,189	125,019	121,182

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(53,078)	$(31,701)	$(131,461)	$(64,387)

Other comprehensive gain:
Reclassification adjustment for realized gains on marketable securities	—	(183)	—	(183)
Unrealized gain (loss) on marketable securities	(130)	317	(165)	1,406
Other comprehensive gain (loss)	(130)	134	(165)	1,223

Comprehensive loss	$(53,208)	$(31,567)	$(131,626)	$(63,164)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(131,461)	$(64,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	20	(399)
Depreciation and amortization	19,948	17,659
Stock-based compensation	21,536	10,735
Loss on debt redemption	—	3,988
Realized gain on investments	—	134
Changes in operating assets and liabilities:
Accounts receivable	3,239	158,926
Prepaid expenses and other assets	7,628	9,636
Accounts payable	265	(13,214)
Accrued and other current liabilities	7,099	(2,282)
Deferred revenue	(50,210)	(50,261)
Net cash (used in) provided by operating activities	(121,936)	70,535
Cash flows from investing activities:
Capital expenditures	(2,807)	(1,370)
Sales and maturities of marketable securities	1,445	18,415
Net cash (used in) provided by investing activities	(1,362)	17,045
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	17,714	10,044
Redemption of convertible notes	—	(158,644)
Net cash provided by (used in) financing activities	17,714	(148,600)
Net decrease in cash and cash equivalents	(105,584)	(61,020)
Cash and cash equivalents at beginning of period	417,912	449,824
Cash and cash equivalents at end of period	$312,328	$388,804

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of September 30, 2011 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three and nine months ended September 30, 2011 and 2010, are unaudited, but include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2010 has been derived from audited financial statements.

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

At September 30, 2011, our Level 2 mortgage backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

Restricted cash and investments consist of amounts held in escrow for interest payments on our 4.75% convertible senior notes through October 2012.  The restricted investments consist of U.S. Treasury notes.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of September 30, 2011
Cash and cash equivalents	$312,328	$—	$—	$312,328
Mortgage backed securities	—	4,647	—	4,647
Restricted cash and investments	28,982	—	—	28,982
Total assets	$341,310	$4,647	$—	$345,957

The following is a summary of our marketable security portfolio as of September 30, 2011 and December 31, 2010, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2011
Mortgage backed securities	$3,499	$1,148	$—	$4,647
	$3,499	$1,148	$—	$4,647
December 31, 2010
Mortgage backed securities	$4,904	$1,352	$—	$6,256
	$4,904	$1,352	$—	$6,256

4.     Concentration of credit risk

For the three and nine months ended September 30, 2011, one customer contributed 81% and 85%, respectively, of revenues.  For the three and nine months ended September 30, 2010, one customer contributed 80% and 48%, respectively, of revenues.

Three customers comprised 100% of the accounts receivable balance at September 30, 2011. Three customers comprised 92% of the accounts receivable balance at December 31, 2010.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210 million and were initially eligible to receive additional payments of up to approximately $1.1 billion if defined development and commercialization milestones are achieved. For the nine months ended September 30, 2011 we recognized $15 million under this agreement for the achievement of a predefined milestone in an ongoing Phase I dose-escalation trial for INCB28060 in patients with solid tumors.  In 2010, we recognized and received $50 million in milestone payments for the initiation of the ruxolitinib global Phase III trial, RESPONSE, in patients with polycythemia vera. We also could receive tiered, double digit royalties on future ruxolitinib sales outside of the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of INCB28060 after the initial Phase I clinical trial.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the condensed consolidated balance sheet. These costs will be recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At September 30, 2011 and December 31, 2010, $2.3 million and $4.6 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheet. Research and development expenses for the three and nine months ended September 30, 2011 were net of $0.7 million and $2.2 million, respectively, of costs reimbursed by Novartis.   Research and development expenses for the three and nine months ended September 30, 2010 were net of $0.6 million and $6.2 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $13.5 million and $55.6 million, respectively, for the three and nine months ended September 30, 2011, including a $15 million milestone for INCB28060 that was earned in the three months ended March 31, 2011. Contract revenue under the Novartis agreement was $13.5 million and $40.6 million, respectively, for the three and nine months ended September 30, 2010.

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

We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co-development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016, our estimated performance period under the agreement. All milestone payments will be recognized as revenue upon the achievement of the associated milestone. Reimbursable costs incurred after the effective date with Lilly will be recorded net against the related research and development expenses. At September 30, 2011 and December 31, 2010, $0.1 million and $0.3 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheet. Research and development expenses for the three and nine months ended September 30, 2011 were net of $0.0 million and $0.2 million, respectively, of costs reimbursed by Lilly.  Research and development expenses for the three and nine months ended September 30, 2010 were net of $0.4 million and $2.6 million, respectively, of costs reimbursed by Lilly.

Contract revenue under the Lilly agreement was $3.2 million and $9.6 million, respectively, for the three and nine months ended September 30, 2011. Contract revenue under the Lilly agreement was $3.2 million and $39.6 million, respectively, for the three and nine months ended September 30, 2010. Included in these amounts was a $30.0 million payment in connection with a milestone received from Lilly during 2010.

6.     Stock compensation

We recorded $7.4 million and $21.5 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2011, respectively.  We recorded $4.1 million and $10.7 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2010, respectively.  We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Average risk-free interest rates	0.54%	0.75%	0.99%	1.12%	0.57%	0.72%	0.57%	0.72%
Average expected life (in years)	3.69	3.08	3.29	2.96	0.50	0.50	0.50	0.50
Volatility	70%	75%	71%	74%	35%	49%	35%	49%
Weighted-average fair value (in dollars)	8.15	6.72	7.35	5.09	1.13	0.65	1.13	0.65

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

Total compensation cost of options granted but not yet vested, as of September 30, 2011, was $23.0 million, which is expected to be recognized over the weighted average period of 3.09 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2010	4,786,694	20,107,923	$8.44
Additional authorized	6,500,000	—	—
Options granted	(4,865,333)	4,865,333	15.17
Options exercised	—	(2,220,565)	7.15
Options cancelled	87,134	(196,890)	18.58
Balance at September 30, 2011	6,508,495	22,555,801	$9.93
Exercisable, September 30, 2011	—	15,546,166	$8.31

7.     Debt

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pfizer convertible subordinated note due 2013	$9,283	$9,283	$8,903	$8,903
Pfizer convertible subordinated note due 2014	8,428	8,428	8,084	8,084
4.75% convertible senior notes due 2015	292,566	708,000	276,445	832,400
	$310,277	$725,711	$293,432	$849,387

The fair value of the 4.75% convertible senior notes due 2015 was calculated based on quoted market prices.

8.     Net loss per share

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Nine months ended September 30,
	2011	2010
Stock options	22,555,801	20,380,322
Common shares issuable upon conversion of 4.75% convertible senior notes due 2015	45,584,040	45,584,040
Common shares issuable upon conversion of Pfizer convertible subordinated note due 2013	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer convertible subordinated note due 2014	1,025,641	1,025,641
Total potential common shares excluded from diluted net loss per share computation	70,626,978	68,451,499

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2011 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

•                  the discovery, development, formulation, manufacturing and commercialization of our compounds and our product candidates including the date ruxolitinib could be available to myelofibrosis patients in the United States;

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

•                  the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad and the possible date for completion of priority review of ruxolitinib;

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

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

•                  our ability to successfully obtain regulatory approval for and commercialize ruxolitinib;

•                  our ability to maintain at anticipated levels, reimbursement for ruxolitinib from government health administration authorities, private health insurers and other organizations;

•                  our ability to establish and maintain effective sales, marketing and distribution capabilities;

•                  the risk of reliance on other parties to manufacture ruxolitinib, which could result in a short supply of ruxolitinib, increased costs, and withdrawal of regulatory approval;

•                  our ability to maintain regulatory approvals to market ruxolitinib;

•                  our ability to successfully identify patients and achieve a significant market share in order to achieve or maintain profitability;

•                  the risk of civil or criminal penalties if we market ruxolitinib in a manner that violates health care fraud and abuse laws;

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

Our two most advanced programs involve our janus kinase (JAK) inhibitors. Oral ruxolitinib (INCB18424) is in clinical development for the treatment of several myeloproliferative neoplasms and is part of a collaboration agreement with Novartis International Pharmaceutical Ltd. in which Novartis received exclusive development and commercialization rights outside of the United States to ruxolitinib for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We submitted a New Drug Application (NDA) for ruxolitinib for the treatment of myelofibrosis in June 2011 and, in August 2011, the U.S. Food and Drug Administration (FDA) accepted our NDA filing. The FDA also granted our request for priority review, which is given to investigational drugs that may offer either a major advance in treatment or provide a treatment where no adequate therapy exists. The FDA has a goal to complete the priority review within six months. Therefore, if the NDA is approved, we anticipate that ruxolitinib could be available for U.S. patients with myelofibrosis in the fourth quarter of 2011.

Oral LY3009104 is in clinical development for rheumatoid arthritis by Eli Lilly and Company under our collaboration agreement with Lilly. Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases; however, last year we exercised our co-development rights for rheumatoid arthritis in exchange for tiered royalty rates ranging up to the high twenties. We believe these strategic relationships increase the likelihood of the successful development and commercialization of these compounds.

We are engaged in a number of other development programs evaluating our novel c-METand IDO inhibitors and are also continuing to invest in our discovery efforts.

Our pipeline includes the following compounds:

Target/Drug Compound	Indication	Development Status
JAK1 and JAK2
Ruxolitinib(INCB18424)(1)	Myelofibrosis(5)	Phase III
Ruxolitinib(INCB18424)(1)	Polycythemia Vera	Phase III
Ruxolitinib(INCB18424)(1)	Essential Thrombocythemia	Phase II
Ruxolitinib(INCB18424)(1)	Pancreatic Cancer	Phase II
Ruxolitinib(INCB18424)(1)	Solid Tumors/Other Hematologic Malignancies (6)	Phase I & Phase II
INCB18424(2)	Psoriasis	Phase IIb
LY3009104(INCB28050)(3)	Rheumatoid Arthritis	Phase IIb
c-MET
INCB28060(4)	Solid Tumors	Phase I
IDO
INCB24360	Solid Tumors	Phase I

(1)                                  We licensed rights outside the U.S. to Novartis and retained U.S. rights.

(2)                                 This compound is a topical formulation; all others are an oral formulation.

(3)                                  We licensed worldwide rights to Lilly and have elected to co-develop with Lilly and we retain a co-promotion option.

(4)                                  We licensed worldwide rights to Novartis and retained co-development and co-promotion options.

(5)                                  This includes several other myelofibrosis studies, including a joint global Phase II trial with Novartis in thrombocytopenic patients and a Phase II trial in patients using a sustained-release formulation.

(6)                                  These studies are investigator sponsored trials.

In September 2011, we announced that we had discontinued development of our lead sheddase inhibitor, INCB7839, for the treatment of metastatic breast cancer.

We expect to continue to expand our drug discovery and development program in the future.  Conducting clinical trials for our drug candidates in development is a lengthy, time-consuming and expensive process. If we are unable to successfully develop and market pharmaceutical products over the next several years, our business, financial condition and results of operations would be adversely impacted.  To date, we have not, and we may never, achieve sustained revenues sufficient to offset expenses.  We may incur net losses in future periods and we may never achieve or maintain profitability. We also expect that our operating results may fluctuate from quarter to quarter and that those fluctuations may be substantial.

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

Stock Compensation.   Accounting guidance for stock compensation requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $7.4 million and $21.5 million, respectively, of stock compensation expense on our condensed consolidated statement of operations for the three and nine months ended September 30, 2011 and $4.1 million and $10.7 million, respectively, for the three and nine months ended September 30, 2010.

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

Results of Operations

We recorded a net loss of $53.1 million, or $0.42 per share (basic and diluted) for the three months ended September 30, 2011, as compared to a net loss of $31.7 million, or $0.26 per share (basic and diluted)  for the same period in 2010. The net loss for the nine months ended September 30, 2011 was $131.5 million, or $1.05 per share (basic and diluted), as compared to $64.4 million, or $0.53 per share (basic and diluted), for the same period in 2010.

Revenues.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Contract revenues	$16.8	$16.8	$65.2	$83.2
License and royalty revenues	—	0.1	0.4	0.8
Total revenues	$16.8	$16.9	$65.6	$84.0

Our total revenues were $16.8 million and $65.6 million and $16.9 million and $84.0 million for the three and nine months ended September 30, 2011 and 2010, respectively, which included a $15.0 million milestone for INCB28060 recognized under the Novartis agreement during the nine months ended September 30, 2011. For the nine months ended September 30, 2010 we recognized $30.0 million and $3.0 million, respectively, in contract revenues relating to milestone payments under our Lilly and Pfizer agreements.  In addition, for the three and nine months ended September 30, 2011 and 2010, contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010.

Operating Expenses.

Research and development expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Salary and benefits related	$13.1	$10.1	$38.9	$31.0
Stock compensation	4.8	2.6	14.0	7.3
Clinical research and outside services	20.7	13.3	57.9	40.0
Occupancy and all other costs	6.0	4.6	16.0	12.8

Total research and development expenses	$44.6	$30.6	$126.8	$91.1

We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2011 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2011 was primarily the result of increased development costs due to timing of our clinical trial activities and increased medical affairs costs. Research and development expenses for the three and nine months ended September 30, 2011 and 2010 were net of $0.7 million and $2.4 million and $0.9 million and $8.8 million, respectively, of costs reimbursed by our collaborative partners. The increase in occupancy and all other costs from the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2011 was primarily the result of increased depreciation and laboratory expenses. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

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

Selling, general and administrative expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Salary and benefits related	$5.1	$2.6	$11.8	$7.0
Stock compensation	2.6	1.5	7.5	3.4
Other contract service and outside costs	6.6	4.4	17.8	11.2

Total selling, general and administrative expenses	$14.3	$8.5	$37.1	$21.6

Salary and benefits related expense increased from the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2011 due to increased headcount. This increased headcount was due to preparation for the potential commercialization of ruxolitinib for myelofibrosis, including the hiring of a sales force. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily due to preparation for the potential commercialization of ruxolitinib for myelofibrosis.

Interest Expense.    Interest expense for the three and nine months ended September 30, 2011 was $11.0 million and $32.7 million, respectively, compared to $10.5 million and $32.7 million, respectively, for the corresponding periods in 2010.  The increase in the three months ended September 30, 2011 from the 2010 period is primarily attributable to the increase in non-cash amortization of our debt discount related to our 4.75% convertible senior notes due 2015.

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

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through the first nine months of 2011. Because of those losses, we had an accumulated deficit of $1.6 billion as of September 30, 2011. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At September 30, 2011, we had available cash, cash equivalents, and marketable securities of $317.0 million, excluding a funded restricted cash and investment escrow account of $28.5 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and U.S. government agency and non-agency mortgage-backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $121.9 million for the nine months ended September 30, 2011, compared to $70.5 million provided by operating activities for the nine months ended September 30, 2010.  The $192.4 million decrease was due primarily to the upfront and milestone payments received from our collaborators for the nine months ended September 30, 2010.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2011, which represented primarily sales and maturities of marketable securities of $1.4 million offset by capital expenditures of $2.8 million.  Net cash provided by investing activities was $17.0 million for the nine months ended September 30, 2010, which represented primarily sales and maturities of marketable securities of $18.4 million offset by capital expenditures of $1.4 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, and acquisitions, including possible earn-out payments to former stockholders of Maxia Pharmaceuticals, Inc.

Net cash provided by financing activities was $17.7 million for the nine months ended September 30, 2011 and net cash used in financing activities was $148.6 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011 and 2010, we received $17.7 million and $10.0 million, respectively, from issuance of common stock under our stock plans and employee stock purchase plan.  For the nine months ended September 30, 2010, we used $158.6 million, to redeem the remaining 3 ½% convertible senior notes and 3 ½% convertible subordinated notes, including interest.

The following summarizes our significant contractual obligations as of September 30, 2011 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
	(in millions)
Contractual Obligations:
Principal on convertible subordinated debt	$20.0	$—	$20.0	$—	$—
Principal on convertible senior debt	400.0	—	—	400.0	—
Interest on convertible senior debt	85.5	19.0	38.0	28.5	—
Non-cancelable operating lease obligations:
Related to current operations	10.9	6.3	4.6	—	—
Total contractual obligations	$516.4	$25.3	$62.6	$428.5	$—

We have funded an escrow account of $28.5 million for interest payments on our 4.75% convertible senior notes through October 2012, which the table above excludes.

The table above also excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to Maxia Pharmaceuticals, Inc. are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock. None of these milestones has been achieved as of September 30, 2011.

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis, Lilly and Pfizer; if our NDA for ruxolitinib is approved, the extent to which commercialization of ruxolitinib is successful; and expenditures in connection with strategic relationships and license agreements. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of September 30, 2011, cash, cash equivalents and marketable securities were $317.0 million, excluding a funded restricted cash and investment escrow account of $28.5 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2011, the decline in fair value would not be material.

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

PART II:    OTHER INFORMATION

Item 1A.   Risk Factors

RISKS RELATING TO OUR LEAD PRODUCT RUXOLITINIB

If we are unable to successfully obtain regulatory approval for and commercialize ruxolitinib for the treatment of myelofibrosis or for additional indications, or if we are significantly delayed or limited in doing so, our business may be materially harmed.

In June 2011, we submitted a new drug application, or NDA, to the U. S. Food and Drug Administration, or FDA, for ruxolitinib for the treatment of myelofibrosis.  In August 2011, the FDA accepted the NDA and granted our request for priority review.  The FDA has a goal to complete the priority review within six months.  If the NDA is approved, we could begin to market ruxolitinib in the United States for the treatment of myelofibrosis as early as the fourth quarter of 2011.  Even if the NDA is approved, such approval does not guarantee future revenues.  The commercial success of ruxolitinib and our ability to generate and maintain revenues from the sale of ruxolitinib will depend on a number of factors, including:

•                  our ability to successfully launch commercial sales in the United States for the treatment of myelofibrosis;

•                  the number of patients with myelofibrosis who are diagnosed with the disease and identified to us and the number of patients with myelofibrosis that may be treated with ruxolitinib;

•                  the acceptance of ruxolitinib by patients and the healthcare community;

•                  whether physicians, patients and healthcare payors view ruxolitinib as therapeutically effective and safe relative to cost and any alternative therapies;

•                  the ability to obtain and maintain sufficient coverage or reimbursement by third-party payors;

•                  the ability of our third-party manufacturers to manufacture ruxolitinib in sufficient quantities with acceptable quality;

•                  the ability of our company and our third-party providers to provide marketing and distribution support for ruxolitinib;

•                  the label and promotional claims allowed by the FDA;

•                  the maintenance of regulatory approval for the treatment of myelofibrosis in the United States; and

•                  our ability to develop, obtain regulatory approval for and commercialize ruxolitinib in the United States for indications in addition to myelofibrosis.

If we receive regulatory approval for the sale of ruxolitinib but are not successful in commercializing sales of ruxolitinib in the United States, or are significantly delayed or limited in doing so, our business may be materially harmed and we may need to delay other product candidate initiatives or even significantly curtail operations.

In addition, whether or not we receive royalties under our collaboration agreement with Novartis for sales of ruxolitinib for the treatment of myelofibrosis outside of the United States will depend on the receipt of European marketing authorization and on factors similar to those listed above for jurisdictions outside of the United States.

If we receive regulatory approval to market ruxolitinib in the United States but are unable to obtain, or maintain at anticipated levels, reimbursement for ruxolitinib from government health administration authorities, private health insurers and other organizations, our pricing may be affected or our product sales, results of operations or financial condition could be harmed.

If we receive regulatory approval to market ruxolitinib in the United States, we may not be able to sell ruxolitinib on a profitable basis or our profitability may be reduced if we are required to sell ruxolitinib at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. Ruxolitinib is expensive and almost all patients will require some form of third party coverage to afford its cost. Our future revenues and profitability will be adversely affected if we cannot depend on government and other third-party payors to defray the cost of ruxolitinib to the patient. If these entities refuse to provide coverage and reimbursement with respect to ruxolitinib, determine to provide a lower level of coverage and reimbursement than anticipated, or reduce previously approved levels of coverage and reimbursement, then our pricing or reimbursement for ruxolitinib may be affected and our product sales, results of operations or financial condition could be harmed.

Changes in pricing or the amount of reimbursement for ruxolitinib may also reduce our profitability and worsen our financial condition. In the United States, there have been, and we expect there will continue to be, efforts to control and reduce healthcare costs. Government and other third-party payors are challenging the prices charged for healthcare products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs. A significant reduction in the amount of reimbursement or pricing for ruxolitinib in the United States may have a material adverse effect on our business.

We expect to be dependent upon a limited number of specialty pharmacies for a significant portion of any revenues from ruxolitinib, and the loss of, or significant reduction in sales to, any one of these specialty pharmacies could adversely affect our operations and financial condition.

If we receive regulatory approval for the sale of ruxolitinib in the United States, we plan to sell ruxolitinib to specialty pharmacies, which in turn will dispense ruxolitinib to patients in fulfillment of prescriptions. We do not intend to promote ruxolitinib to specialty pharmacies, and specialty pharmacies will not set or determine demand for ruxolitinib. Our ability to successfully commercialize ruxolitinib will depend, in part, on the extent to which we are able to provide adequate distribution of ruxolitinib to patients. Although we have contracted with a number of specialty pharmacies in preparation for the potential regulatory approval of ruxolitinib, such specialty pharmacies are expected generally to carry a very limited inventory and may be reluctant to be part of our distribution network in the future if demand for the product does not increase. Further, it is possible that these specialty pharmacies could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to carry smaller volume products such as ruxolitinib, or cause higher product costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative channels to distribute ruxolitinib on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace any such specialty pharmacies. The loss of any large specialty pharmacies, a significant reduction in sales we make to specialty pharmacies, or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will not be able to successfully commercialize ruxolitinib.

We have no experience selling and marketing drug products and with pricing and obtaining adequate third-party reimbursement for drug products. Under our collaboration and license agreement with Novartis, we have retained commercialization rights to ruxolitinib in the United States. We have established commercial capabilities in the United States in preparation for the potential commercialization of ruxolitinib for the treatment of myelofibrosis, but cannot guarantee that we will be able to maintain our own capabilities or enter into and maintain any marketing, distribution or third-party logistics agreements with third-party providers on acceptable terms, if at all.  We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell ruxolitinib. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming.  Competition for personnel with experience in sales and marketing can be high.  Our expenses associated with building up and maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of ruxolitinib. We cannot guarantee that we will be successful in commercializing ruxolitinib.

Our reliance on other parties to manufacture ruxolitinib could result in a short supply of ruxolitinib, increased costs, and withdrawal of regulatory approval.

We do not currently operate manufacturing facilities for commercial production of ruxolitinib. Accordingly, we will be subject to the risks described below under “— Other Risks Relating to Our Business —  Our reliance on other parties to manufacture our drug candidates could result in a short supply of the drugs, delays in clinical trials or drug development, increased costs, and withdrawal or denial of a regulatory authority’s approval.”

If we are able to secure regulatory approval to market ruxolitinib, and we fail to comply with continuing regulations, we could lose our approval to market ruxolitinib.

If we are able to secure regulatory approval to market ruxolitinib in the United States, we cannot guarantee that we will be able to maintain such regulatory approval. If we do not maintain our regulatory approval to market ruxolitinib, our results of operations will be materially harmed. We and our current collaborators, third-party manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA and other federal and state agencies. These regulations continue to apply after product marketing approval, and cover, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, risk mitigation, and adverse event reporting requirements.

If we succeed in obtaining regulatory approval for ruxolitinib, our commercialization of ruxolitinib will be subject to post-regulatory approval surveillance, and ruxolitinib may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing for ruxolitinib, and ruxolitinib may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity.

Failure to comply with the laws and requirements, including statutes and regulations, administered by the FDA or other agencies could result in:

•                  administrative and judicial sanctions, including, warning letters;

•                  fines and other civil penalties;

•                  withdrawal of a previously granted regulatory approval for ruxolitinib;

•                  interruption of production;

•                  operating restrictions;

•                  product recall or seizure;

•                  injunctions; and

•                  criminal prosecution.

The occurrence of any such an event may have a material adverse effect on our business.

If the use of ruxolitinib harms patients, or is perceived to harm patients even when such harm is unrelated to ruxolitinib, our regulatory approval could be revoked or otherwise negatively impacted or we could be subject to costly and damaging product liability claims.

The testing of ruxolitinib, and if regulatory approval is obtained, the manufacturing, marketing and sale of ruxolitinib expose us to product liability and other risks. Side effects and other problems experienced by patients from the use of ruxolitinib could:

•                  lessen the frequency with which physicians decide to prescribe ruxolitinib;

•                  encourage physicians to stop prescribing ruxolitinib to their patients who previously had been prescribed ruxolitinib;

•                  cause serious harm to patients that may give rise to product liability claims against us; and

•                  result in our need to withdraw or recall ruxolitinib from the marketplace.

If we receive regulatory approval to market ruxolitinib and ruxolitinib is used by a wider patient population, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant.

Previously unknown risks and adverse effects of ruxolitinib may also be discovered in connection with unapproved, or off-label, uses of ruxolitinib. If we are able to obtain regulatory approval to market ruxolitinib, we will be prohibited by law from promoting or in any way supporting or encouraging the promotion of ruxolitinib for off-label uses, but physicians are permitted to use products for off-label purposes.  In addition, we are studying and expect to continue to study ruxolitinib in diseases other than myelofibrosis in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for myelofibrosis and as ruxolitinib is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of ruxolitinib, reformulate ruxolitinib or make changes and obtain new approvals. We may also experience a significant drop in the potential sales of ruxolitinib, experience harm to our reputation and the reputation of ruxolitinib in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of ruxolitinib or substantially increase the costs and expenses of commercializing and marketing ruxolitinib.

Patients who have been enrolled in our clinical trials or who may use ruxolitinib in the future if we are able to secure regulatory approval often have severe and advanced stages of disease and known as well as unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to ruxolitinib. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market ruxolitinib, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to ruxolitinib, the investigation into the circumstance may be time consuming or inconclusive. These investigations may interrupt our sales efforts, delay the regulatory approval process for our collaborator Novartis in other countries, or impact and limit the type of regulatory approvals ruxolitinib receives or maintains.

If we obtain regulatory approval and subsequently market ruxolitinib in a manner that violates various federal and state health care related laws and regulations, we may be subject to civil or criminal penalties.

In addition to FDA and related regulatory requirements, we are subject to health care “fraud and abuse” laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally- or state-financed health care programs.  Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for off-label uses that the FDA has not approved that caused claims to be submitted to federally-financed health care programs for non-covered off-label uses; providing financial remuneration to health care providers to induce them to prescribe certain pharmaceutical products, claims for which are then submitted to federally-financed health care programs for reimbursement; and submitting inflated best price information to the Medicaid Rebate Program.

Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those cleared or approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. If we are able to obtain regulatory approval, we intend to market ruxolitinib for myelofibrosis and provide promotional materials to physicians regarding the use of ruxolitinib for myelofibrosis. Although we may believe that our marketing materials for physicians do not constitute off-label promotion of ruxolitinib, the FDA may disagree. If the FDA determines that our promotional materials or other activities constitute off-label promotion of ruxolitinib, it could request that we modify our promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In recent years, several states and localities, including California, Connecticut, the District of Columbia, Maine, Minnesota, Nevada, New Mexico, Texas, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Additionally, as part of the Patient Protection and Affordable Care Act, the federal government has enacted the Physician Payment Sunshine provisions. Beginning in 2013, the Sunshine provisions require manufacturers to publicly report any gifts and payments made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.  See also “— Other Risks Relating to our Business — If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business” below.

OTHER RISKS RELATING TO OUR BUSINESS

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

We have invested significant resources in the development of our most advanced product candidates. In addition being subject to an NDA for the treatment of myelofibrosis, ruxolitinib is also in a Phase III clinical trial for the treatment of polycythemia vera. Further, we have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced product candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. For example, in March 2008, we announced that we would not advance our lead CCR5 antagonist into Phase IIb trials and, in September 2011, we announced that we had discontinued development of our lead sheddase inhibitor, INCB7839, for the treatment of breast cancer. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which would adversely affect our operating results and financial condition.

Our efforts to discover and develop potential drug candidates may not lead to the discovery, development, commercialization or marketing of drug products.

Ruxolitinib is our only drug candidate that has, to date, been submitted for regulatory approval for sale in the United States. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates. Of the compounds that we identify as potential drug products or that we in-license from other companies, only a few, if any, are likely to lead to successful drug development programs. We have also licensed to other parties certain rights to our JAK and c-MET inhibitor compounds and our portfolio of CCR2 antagonist compounds. We have no or limited control over the further clinical development of these compounds.

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

We have obtained a special protocol assessment agreement, or SPA, for the registration trial for ruxolitinib for the treatment of myelofibrosis in the United States and for the registration trial for ruxolitinib for the treatment of polycythemia vera in the United States. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of an NDA, and provides a product sponsor with an agreement confirming that the design and size of a trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. Even if we believe that the data from a clinical trial are supportive, an SPA is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, a trial will be adequate to demonstrate safety and efficacy, or otherwise be sufficient to support regulatory approval. There can be no assurance that the terms of an SPA will ultimately be binding on the FDA, and the FDA is not obligated to approve an NDA, if any, even if the clinical outcome is positive. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and the data and results from a clinical trial, and can require trial design changes or additional studies if issues arise essential to determining safety or efficacy. Data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override an SPA, and we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will determine that a previously approved SPA is still valid.

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

We may not be able to successfully commercialize any drug candidates that obtain regulatory approval if we do not establish third-party relationships for the commercialization of those drug candidates, and any revenues we receive from any approved drugs could be dependent on those relationships.

We have granted commercialization rights to other pharmaceutical companies with respect to certain of our drug candidates in specific geographic locations, and intend to seek other collaborative or licensing arrangements with respect to other of our drug candidates. To the extent that our collaborators have commercial rights to our drug candidates, any revenues we receive from any approved drugs will depend primarily on the sales and marketing efforts of others. We do not know whether we will be able to enter into additional third-party sales and marketing arrangements with respect to any of our other drug candidates on acceptable terms, if at all.

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

Even if we are successful in gaining regulatory approval of any of our product candidates, we may not generate significant product revenues and we may not become profitable if these drug products do not achieve an adequate level of acceptance. Physicians may not recommend our drug products until clinical data or other factors demonstrate the safety and efficacy of our drug products as compared to other alternative treatments. Even if the clinical safety and efficacy of our drug products is established, physicians may elect not to prescribe these drug products for a variety of reasons, including the reimbursement policies of government and other third-party payors and the effectiveness of our competitors in marketing their products.

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

In order to manufacture and commercialize drug products in the United States, our drug candidates will have to obtain regulatory approval from the FDA. Satisfaction of regulatory requirements typically takes many years. To obtain regulatory approval, we must first show that our drug products are safe and effective for target indications through preclinical testing (animal testing) and clinical trials (human testing). Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether the FDA will allow us to undertake clinical trials of any potential drug products in addition to our compounds currently in clinical trials.

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

Although we submitted an NDA for ruxolitinib for the treatment of myelofibrosis in June 2011, we cannot predict whether or when regulatory approval will be obtained for any drug product we develop. We have licensed to Novartis rights to ruxolitinib in certain indications outside of the United States and worldwide rights to c-MET and licensed to Lilly worldwide rights to LY3009104. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. We have no or limited control over the further clinical development of any compounds we licensed to these collaborators. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We currently rely on third parties for the manufacture of the raw materials, the API and finished drug product of ruxolitinib and our other drug candidates for clinical trials. In addition, we expect to continue to rely on third parties for the manufacture of commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. For ruxolitinib and most of our drug candidates, we rely on one third party to manufacture the raw materials, another to manufacture the API, another to make the finished drug product and a fourth to package and label the finished product. The FDA requires that the raw materials, API and finished product for each of our drug products be manufactured according to its current Good Manufacturing Practices, or cGMP, regulations and regulatory authorities in other countries have similar requirements. There are only a limited number of manufacturers that comply with these requirements. If the third parties that manufacture our drug candidates are not compliant with the applicable regulatory requirements, the FDA or a foreign regulatory authority may require us to halt ongoing clinical trials or not approve our application to market our drug products. Failure to comply with cGMP and the applicable regulatory requirements of other countries in the manufacture of our products could result in the FDA or foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, enforcing product recalls or other enforcement actions, which could have a material adverse effect on our business.

We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture our products according to our schedule and specifications. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all. Also, raw materials that may be required to manufacture any products we develop may only be available from a limited number of suppliers and, in the case of ruxolitinib, are currently supplied by a single source. As noted above, generally, we have only single sources that are qualified to supply each of the API and finished product of ruxolitinib and our other drug candidates. If any of these single source suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. We are currently seeking to qualify a second source of supply for the API for ruxolitinib, however, there is no assurance that we will be able to identify and qualify a second source of supply for ruxolitinib. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed.

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

We had net losses from inception in 1991 through 1996 and in 1999 through 2010. Because of those losses, we had an accumulated deficit of $1.6 billion as of September 30, 2011. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2011 and in future periods as well.

We anticipate that our drug discovery and development efforts and related expenditures will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can sell a drug product.

The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated revenues and we cannot assure you that we will generate revenues from the drug candidates that we license or develop, including ruxolitinib, for several years, if ever.

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

As of September 30, 2011, the aggregate principal amount of our total consolidated debt was $420.0 million and our stockholders’ deficit was $181.0 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of September 30, 2011, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. As of September 30, 2011, $400.0 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, are $19.0 million. Funds sufficient to pay interest payments through October 2012 on our 4.75% convertible senior notes are held in an escrow account as security for these interest payments. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our 4.75% convertible senior notes or under our notes held by Pfizer, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived all of our revenues for the three and nine months ended September 30, 2011 from our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

Item 6.     Exhibits

Exhibit Number	Description of Document
10.14.3#	Form of Employment Agreement, effective as of August 8, 2011, between the Company and Eric H. Siegel

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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

INCYTE CORPORATION

Dated:	October 27, 2011	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	October 27, 2011	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document
10.14.3#	Form of Employment Agreement, effective as of August 8, 2011, between the Company and Eric H. Siegel

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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