Form 10-K
period 2011-12-31
INCYTE CORP
filed 2012-02-22
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on The NASDAQ Global Market on June 30, 2011) was approximately $2.2 billion.

         As of February 21, 2012 there were 127,333,906 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2012 Annual Meeting of Stockholders to be held on May 30, 2012.

Item 1.    Business

        This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "estimate," "potential," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may," or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

  •
  the discovery, development, formulation, manufacturing and commercialization of our compounds, our product candidates and JAKAFI;

  •
  conducting clinical trials internally, with collaborators, or with clinical research organizations;

  •
  our collaboration and strategic relationship strategy; anticipated benefits and disadvantages of entering into collaboration agreements;

  •
  our licensing, investment and commercialization strategies, including our plans to commercialize JAKAFI;

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

        These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

  •
  our ability to successfully commercialize JAKAFI;

  •
  our ability to maintain at anticipated levels, reimbursement for JAKAFI from government health administration authorities, private health insurers and other organizations;

  •
  our ability to establish and maintain effective sales, marketing and distribution capabilities;

  •
  the risk of reliance on other parties to manufacture JAKAFI, which could result in a short supply of JAKAFI, increased costs, and withdrawal of regulatory approval;

  •
  our ability to maintain regulatory approvals to market JAKAFI;

  •
  our ability to successfully identify patients and achieve a significant market share in order to achieve or maintain profitability;

  •
  the risk of civil or criminal penalties if we market JAKAFI in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;

  •
  our ability to discover, develop, formulate, manufacture and commercialize our other product candidates;

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

        Incyte is our registered trademark and JAKAFI is our trademark. We also refer to trademarks of other corporations and organizations in this Annual Report on Form 10-K.

Overview

        Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary small molecule drugs to treat serious unmet medical needs. We began our drug discovery and development operations in 2001 and have focused our research efforts primarily in the areas of oncology and inflammation where we believe our expertise in medicinal chemistry, target selection, and preclinical and clinical development can be most effectively leveraged.

        Our most advanced compound, JAKAFI (ruxolitinib), also known as INCB18424 and INC424, is an oral Janus associated kinase (JAK) inhibitor that was recently approved by the U.S. Food and Drug Administration (FDA) as a treatment for patients with intermediate or high-risk myelofibrosis (MF), including primary MF, post-polycythemia vera MF and post-essential thrombocythemia MF. MF is a serious, life-threatening blood cancer that belongs to a group of diseases known as myeloproliferative neoplasms that include polycythemia vera and essential thrombocythemia.

        JAKAFI is the first FDA-approved JAK inhibitor, and is part of a potentially important new oral drug class to treat cancer and chronic inflammatory diseases. The JAK pathway, which consists of four tyrosine kinases—JAK1, JAK2, JAK3 and Tyk2, is dysregulated in many oncologic and inflammatory conditions. This can occur through mutations that activate JAK2 or through other mechanisms such as overexpression of cytokines that activate JAK1 and JAK2. JAKAFI works by selectively inhibiting the overactive JAK1 and JAK2 signaling.

        The FDA has also granted JAKAFI orphan drug status for MF as well as two related myeloproliferative neoplasms: polycythemia vera and essential thombocythemia. The European

Commission has also granted the compound orphan drug status for MF. In addition, we hold patents that cover the formulation and use of JAKAFI through 2026, excluding potential patent term extensions.

        JAKAFI is subject to a collaboration agreement with Novartis International Pharmaceutical Ltd. in which Novartis received exclusive development and commercialization rights to the product outside of the United States for all hematologic and oncology indications, including hematological malignancies, solid tumors and myeloproliferative neoplasms. Pursuant to the terms of the collaboration agreement with Novartis, we retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development milestones and royalties from product sales outside the United States.

        Following the FDA approval of JAKAFI as a treatment for patients with intermediate or high-risk MF in November 2011, we began its commercialization in the United States. We believe there are between 16,000 and 18,500 total myelofibrosis patients in the United States. Based on the modern prognostic scoring systems referred to as International Prognostic Scoring System and Dynamic International Prognostic Scoring System, we believe intermediate and high-risk patients represent 80 percent to 90 percent of all MF patients in the United States and encompass patients over the age of 65, or patients who have or have ever had any of the following: anemia, constitutional symptoms, elevated white blood cell or blast counts, or platelet counts less than 100,000 per microliter of blood.

        In addition to its development as a treatment for MF, Incyte and Novartis believe ruxolitinib may have potential as a treatment for other cancers. Several additional clinical programs are ongoing, including a global Phase III trial in patients with advanced polycythemia vera, a Phase II trial in patients with pancreatic cancer, and Phase II trials in several other hematologic cancers being conducted as investigator sponsored trials.

        We have a second oral JAK1 and JAK2 inhibitor, LY3009104 (INCB28050), which is subject to a collaboration agreement with Eli Lilly and Company in which Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases. We could receive tiered, double-digit royalty payments on future global sales of products subject to the agreement with rates ranging up to 20% if the products are successfully commercialized. This collaboration also contains an option for us to co-develop compounds for any inflammatory and autoimmune disease, whereby we fund 30% of development costs from Phase IIb through regulatory approval for that indication in exchange for tiered royalties ranging up to the high twenties on potential future sales. We exercised our co-development option for the development of LY3009104 in rheumatoid arthritis in 2010. This compound is currently in Phase IIb trials in patients with rheumatoid arthritis and moderate-to-severe psoriasis.

        We have several other orally available small molecule compounds that are in various stages of development. We intend to continue our investment in drug discovery to expand our pipeline. Our current clinical pipeline includes the following compounds:

Target/Drug Compound	Indication	Status
JAK1 and JAK2
JAKAFI(1)	Intermediate or High-Risk Myelofibrosis(5)	FDA Approved – Marketed
Ruxolitinib(INCB18424)(1)	Polycythemia Vera	Phase III
Ruxolitinib(INCB18424)(1)	Essential Thrombocythemia	Phase II
Ruxolitinib(INCB18424)(1)	Pancreatic Cancer	Phase II
Ruxolitinib(INCB18424)(1)	Solid Tumors and Other Hematologic Malignancies(6)	Phase I and Phase II
LY3009104(INCB28050)(2)	Rheumatoid Arthritis	Phase IIb
LY3009104(INCB28050)(3)	Psoriasis	Phase IIb
c-MET
INCB28060(4)	Solid Tumors	Phase I
IDO
INCB24360	Solid Tumors	Phase I

(1)
We licensed rights outside the United States to Novartis and retained U.S. rights.

(2)
We licensed worldwide rights to Lilly and have elected to co-develop with Lilly and we retain a co-promotion option.

(3)
We licensed worldwide rights to Lilly and retained co-development and co-promotion options.

(4)
We licensed worldwide rights to Novartis and retained co-development and co-promotion options.

(5)
Several clinical trials in patients with myelofibrosis are ongoing, including long-term extension studies, a joint global Phase II trial with Novartis in patients with low platelet counts, and an Incyte-sponsored Phase II trial in patients with low platelet counts.

(6)
These studies are investigator sponsored trials.

JAKAFI

        JAKAFI became commercially available in the United States in November 2011 and is being marketed in the United States through our own 60 person specialty sales force and commercial team, which has relevant expertise in the promotion, distribution and reimbursement of oncology drugs.

        The wholesale acquisition cost for a 30-day supply of JAKAFI, across all dosage strengths, is $7,000. To help ensure that all eligible MF patients have access to JAKAFI, we have established a patient assistance program called IncyteCARES (CARES stands for Connecting to Access, Reimbursement, Education and Support). IncyteCARES helps ensure that any patient with intermediate or high-risk MF who meets certain eligibility criteria and is prescribed JAKAFI has access to the product regardless of ability to pay and has access to ongoing support and educational resources during their treatment. In addition, IncyteCARES works closely with payers to help facilitate insurance coverage of JAKAFI.

        JAKAFI is distributed through a network of specialty pharmacy providers that work closely with IncyteCARES and allow for efficient delivery of the medication by mail directly to patients or direct delivery to the patient's pharmacy of choice. Our distribution process uses a model that is well-established and familiar to physicians who practice within the oncology field.

        To further support appropriate utilization and future development of JAKAFI, our Medical Affairs department, which is comprised of experienced personnel, is responsible for providing appropriate scientific and medical education and information to physicians, preparing scientific presentations and publications, and overseeing the process for supporting investigator sponsored trials.

        Novartis filed the Marketing Authorization Application for INC424 with the European Medicines Agency in June 2011 and, if the product is approved, expects to begin commercializing the product in its territories in the second half of 2012.

Clinical Programs

JAK Programs for Myeloproliferative Neoplasms, Oncology and Inflammation

        The JAK family is composed of four tyrosine kinases—JAK1, JAK2, JAK3 and Tyk2—that are involved in the signaling of a number of cytokines and growth factors. JAKs are central to a number of biologic processes, including the formation and development of blood cells and the regulation of immune functions. Dysregulation of the JAK-STAT signaling pathway has been associated with a number of diseases, including myeloproliferative neoplasms (MPNs), other hematological malignancies, solid tumors, rheumatoid arthritis, psoriasis and other chronic inflammatory diseases. MPNs are a closely related group of blood diseases in which blood cells, specifically platelets, white blood cells, and red blood cells, grow or act abnormally in the bone marrow. These diseases include myelofibrosis, polycythemia vera and essential thrombocythemia.

        We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK1 and JAK2. Our lead JAK inhibitor for hematologic and oncology indications, JAKAFI (ruxolitinib), is FDA-approved for use in patients with intermediate or high-risk MF and is in Phase III development for polycythemia vera. The compound is also in Phase II development for solid tumors and other hematologic malignancies, and we have completed a Phase II trial in patients with essential thrombocythemia. We also have a topical formulation of ruxolitinib and have completed a Phase IIb trial in patients with mild to moderate psoriasis. We are seeking a partner for this program and do not intend to advance the topical formulation into Phase III on our own.

        Myelofibrosis.    Myelofibrosis is a rare, life-threatening condition. MF, considered the most serious of the MPNs, can occur either as primary MF, or as secondary MF that develops in some patients who previously had polycythemia vera or essential thrombocythemia.

        Most MF patients have enlarged spleens and many suffer from debilitating symptoms, including abdominal discomfort, pruritus (itching), night sweats and cachexia (involuntary weight loss). There were no FDA-approved therapies for MF until the approval of JAKAFI.

        The FDA approval was based on results from two randomized Phase III trials (COMFORT-I and COMFORT-II), which demonstrated that patients treated with JAKAFI experienced significant reductions in splenomegaly (enlarged spleen). The COMFORT-I trial, conducted by Incyte, compared JAKAFI to placebo in 309 patients with primary MF, post-polycythemia vera MF and post-essential thrombocythemia MF. The trial met the primary endpoint, showing that 41.9 percent of patients treated with JAKAFI experienced a 35 percent or greater reduction in spleen volume at 24 weeks, compared with 0.7 percent of patients taking placebo (p<0.0001). A 35 percent reduction in spleen volume correlates to approximately a 50 percent reduction in spleen size on palpation. COMFORT-I also demonstrated improvements in symptoms as measured by the modified Myelofibrosis Symptom Assessment Form (MFSAF) v.2.0 electronic diary and the MFSAF Total Symptom Score (TSS) comprised of six specific symptoms (abdominal discomfort, pain under the left ribs, an early feeling of fullness, night sweats, bone and muscle pain, and itching) all of which contributed to the overall benefit. At week 24, the percentage of patients with a greater than or equal to 50 percent improvement in the TSS was 45.9 percent and 5.3 percent in patients treated with JAKAFI and placebo, respectively (p<0.0001), with a median time to response of less than four weeks. Most patients taking placebo experienced worsening of these same parameters.

        The COMFORT-II trial, conducted by Novartis, compared JAKAFI to best available therapy in 219 patients with primary MF, post-polycythemia vera MF and post-essential thrombocythemia MF. This trial also met the primary endpoint, showing that 28.5 percent of patients treated with JAKAFI experienced a 35 percent or greater reduction in spleen volume at 48 weeks, compared with 0 percent of patients in the best available therapy arm (p<0.0001).

        The most common adverse reactions in both trials were thrombocytopenia and anemia. These events rarely led to discontinuation of JAKAFI treatment. The most common non-hematologic adverse reactions were bruising, dizziness and headache.

        Further analyses from the global, pivotal Phase III clinical program of JAKAFI were presented at the 2011 American Society of Hematology (ASH) Annual Meeting in December. Included in these presentations was a survival analysis from a planned safety update in COMFORT-I highlighting that there were 13 (8.4%) deaths in the JAKAFI group and 24 (15.7%) in the placebo group (HR=0.50; 95% CI, 0.25-0.98). While COMFORT-I was not designed or powered to show a statistically significant difference in overall survival, the data presented suggest that JAKAFI may provide an overall survival benefit as compared to placebo.

        Polycythemia Vera and Essential Thrombocythemia.    Polycythemia vera is a rare but serious myeloproliferative neoplasm and occurs when the bone marrow produces too many blood cells, especially red blood cells. Patients with polycythemia vera can have symptoms similar to myelofibrosis, including enlarged spleens and debilitating symptoms such as fatigue, abdominal discomfort, pruritus (itching), night sweats and cachexia (involuntary weight loss). While there are currently no FDA-approved therapies for polycythemia vera, several treatments are used to manage the signs and symptoms of the disease, including the removal of blood (phlebotomy) and treatment with myelosuppressive therapies. About a third of patients can become resistant to or intolerant of these approaches, and there is an unmet medical need for new therapies to treat this subset of patients. We estimate, based on the available literature and published databases, that there are currently 95,000 patients with polycythemia vera in the United States.

        In September 2010, we reached a special protocol assessment (SPA) agreement with the FDA for a Phase III clinical trial for ruxolitinib in patients with advanced polycythemia vera. The SPA was subsequently amended with FDA agreement in the fourth quarter of 2011. This global, randomized, open-label trial, being conducted by Incyte and Novartis, will compare the efficacy and safety of ruxolitinib to best available therapy. The primary dual endpoint is phlebotomy independence and at least a 35 percent spleen volume reduction at week 32. Key secondary endpoints include the proportion of patients who maintain the primary endpoint response for 48 weeks from randomization and the proportion of patients achieving complete hematologic remission at week 32. The trial is expected to include approximately 200 patients.

        In December 2010, we presented long-term clinical results from an ongoing open-label Phase II trial for ruxolitinib in patients with advanced polycythemia vera or essential thrombocythemia. The data, showing long-term clinical activity, including reduction in spleen size, phlebotomy independence (in patients with polycythemia vera) and improvement in blood counts lasting up to 27 months, were presented in an oral session at the 52nd American Society of Hematology Annual Meeting. With a median duration of 21 months of follow-up, clinical responses observed in 34 patients enrolled with polycythemia vera included durable improvements in splenomegaly (spleen enlargement), hematocrit control and symptomatic burden, including pruritus (itching), night sweats and bone pain. Clinical responses seen in 39 patients enrolled with essential thrombocythemia included long-term reductions in elevated platelet and white blood cell counts, and, when present, splenomegaly and constitutional symptoms. Ruxolitinib was well-tolerated in this trial.

        Additional Clinical Activities in Oncology.    Additional clinical studies to evaluate the use of ruxolitinib in other malignant diseases are either underway or planned. We initiated a Phase II trial in pancreatic cancer in 2011 that is expected to include approximately 138 patients. The primary endpoint of the trial is overall survival. Secondary endpoints include tumor response rate and patient-reported quality of life measures and pain status.

        An investigator-sponsored trial evaluating ruxolitinib in patients with lymphoma was initiated in 2011, and several other investigator-sponsored trials evaluating ruxolitinib are ongoing, including Phase I/II trials in adults with advanced hematologic malignancies (acute myeloid leukemia, acute lymphocytic leukemia, myelodysplastic syndrome and chronic myelogenous leukemia) and relapsed or refractory acute leukemia, and a Phase I/II trial in children with hematologic malignancies and solid tumors.

        Rheumatoid Arthritis.    Rheumatoid arthritis is an autoimmune disease characterized by aberrant or abnormal immune mechanisms that lead to joint inflammation and swelling and, in some patients, the progressive destruction of joints. Rheumatoid arthritis can also affect connective tissue in the skin and organs of the body.

        Current rheumatoid arthritis treatments include the use of non-steroidal anti-inflammatory drugs, disease-modifying anti-rheumatic drugs, such as methotrexate, and the newer biological response modifiers that target pro-inflammatory cytokines, such as tumor necrosis factor, implicated in the pathogenesis of rheumatoid arthritis. None of these approaches to treatment is curative; therefore, there remains an unmet need for new safe and effective treatment options for these patients. Rheumatoid arthritis is estimated to affect about 1 percent of the world population.

        We have a second JAK1 and JAK2 inhibitor, LY3009104 (INCB28050), which is the lead compound in our inflammation program and subject to our collaboration agreement with Lilly. In November 2010, at the 2010 American College of Rheumatology Annual Scientific Meeting, we presented the final six-month clinical data from the dose-ranging, placebo-controlled Phase IIa trial of LY3009104 in patients with active rheumatoid arthritis.

        Results from the 125-patient Phase IIa trial demonstrated that all three doses (4, 7 and 10 milligrams once a day) of oral LY3009104 improved on the primary endpoint, the percent of patients achieving an American College of Rheumatology (ACR) 20 response, over the full 24-week treatment period. Evidence of improvement was seen as early as the first assessment at two weeks, and efficacy results continued to improve from week 12 to week 24 across ACR response categories. Responses were similar in both biologic-experienced and biologic-naïve patients, and adverse events for all three doses were predominantly mild-to-moderate with frequencies similar to placebo.

        In October 2010, Lilly initiated a Phase IIb trial in 270 patients with rheumatoid arthritis poorly controlled on methotrexate. This global, dose-ranging trial is now fully enrolled with results expected in 2012. Provided the results support further development, we expect that Lilly will advance the compound into Phase III testing. We have exercised our option in rheumatoid arthritis to fund 30% of development costs from Phase IIb through regulatory approval in exchange for increased tiered royalties ranging up to the high twenties on potential future sales.

        Psoriasis.    LY3009104 is also being developed in psoriasis. Psoriasis is a skin disease that causes visible scaling and inflammation. Most psoriasis patients have patches of thick, red skin with silvery scales that can occur on the elbows, knees, other parts of the legs, scalp, lower back, face, palms, and soles of the feet. Market research suggests that neither physicians nor patients are satisfied with existing psoriasis treatments primarily because these require constant monitoring to balance safety and efficacy outcomes. There is clear unmet need for a better tolerated and effective treatment. The U.S. psoriasis market consists of approximately six million patients, of which moderate-to-severe patients account for approximately 20 percent of the market.

        In December 2011, Lilly initiated a Phase IIb double-blind, placebo-controlled, dose-ranging trial designed to evaluate LY3009104 in patients with moderate-to-severe plaque psoriasis. The trial is expected to include 240 patients randomized to one of four dose groups (2 mg, 4 mg, 8 mg or 10 mg once daily) or placebo. The primary objective of this study is to demonstrate that at least one dose group is superior to placebo at week 12 in the treatment of patients with moderate-to-severe psoriasis as measured by the proportion of patients with at least a 75 percent improvement from baseline in Psoriasis Area and Severity Index (PASI) score. The timeframe for exercising our co-development option for this indication has not yet occurred.

c-MET for Solid Tumors

        Solid tumors are named for the type of cells that form them, for example, sarcomas, carcinomas, and lymphomas. Frequently, the term "solid tumors" collectively refers to cancer in major organs. The American Cancer Society estimates that more than 1,500,000 Americans will be diagnosed with cancer in 2011, of which more than 835,000 patients will be diagnosed with solid tumors such as lung, prostate, colon, rectum or breast cancer. The American Cancer Society also estimates that approximately 572,000 U.S. patients are expected ultimately to die from cancer in 2011.

        c-MET is a clinically validated receptor kinase cancer target. Abnormal c-MET activation in cancer correlates with poor prognosis. Dysregulation of the c-MET pathway triggers tumor growth, formation of new blood vessels that supply the tumor with nutrients, and causes cancer to spread to other organs. Dysregulation of the c-MET pathway is seen in many types of cancers, including kidney, liver, stomach, breast and brain.

        Several small molecule c-MET kinase inhibitors have demonstrated clinical efficacy in a number of cancers; however, these molecules have limited potency and are relatively non-selective, which could lead to off-target toxicities. We believe our lead c-MET inhibitor, INCB28060, which is licensed to Novartis, has the requisite properties to overcome these limitations, including greater selectivity, improved potency and more effective inhibition of c-MET. Under our agreement, Novartis received worldwide exclusive development and commercialization rights to INCB28060 and certain back-up compounds in all indications. We initiated a Phase I/II clinical trial in early 2010 and expect to transition the program to Novartis in 2012.

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

        We believe our compound, INCB24360, represents a novel, potent and selective inhibitor of the enzyme IDO. It is efficacious in multiple mouse models of cancer and has been well-tolerated in preclinical safety studies. We initiated a dose-escalation Phase I/II clinical trial in patients with solid tumors in the third quarter of 2010 and expect to begin two Phase II trials in 2012, one in patients with melanoma and a second in patients with ovarian cancer.

  Discovery

        We have a number of early discovery programs at various stages of preclinical and clinical testing. We intend to disclose these programs once we have obtained clinical proof-of-concept and established that a compound within a specific program warrants further development.

License Agreements

Novartis

        In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to ruxolitinib and certain back-up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to JAKAFI (ruxolitinib) in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our c-MET inhibitor compound INCB28060 and certain back-up compounds in all indications. We retained options to co-develop and to co-promote INCB28060 in the United States.

        Under this agreement, we received an upfront payment and immediate milestone payment totaling $210 million and were initially eligible to receive additional payments of up to approximately $1.1 billion if defined development and commercialization milestones are achieved. We also could receive tiered, double-digit royalties on future ruxolitinib sales outside of the United States. Each company is responsible for costs relating to the development and commercialization of the JAK inhibitor compound in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial.

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

        We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly will be responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. In July 2010, we elected to co-develop LY3009104 with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of a

Phase IIb trial through regulatory approval. LY3009104 is also being developed in psoriasis. The timeframe for exercising our co-development option for this indication has not yet occurred. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

Pfizer

        In January 2006, we entered into a Collaborative Research and License Agreement with Pfizer Inc. for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days' notice. We received an upfront nonrefundable, non-creditable payment of $40.0 million in January 2006 and are eligible to receive additional future development and commercialization milestone payments

Incyte's Approach to Drug Discovery and Development

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

        Our development teams are responsible for ensuring that our clinical candidates are expeditiously progressed from preclinical development and IND-enabling studies into human testing. Our development teams include employees with expertise in drug development, including clinical trial design, statistics, regulatory affairs, medical affairs, pharmacovigilance and project management. We have also built core internal process chemistry and formulation teams using this same strategy. Rather than build extensive infrastructure, we work with contract manufacturers with expertise in process chemistry, product formulation, and the manufacture of clinical trial supplies to support our drug development efforts. In addition, we use external CROs for later stage clinical trials.

Incyte's Commercial Strategy

        Our strategy is to develop and commercialize our compounds on our own in selected markets when we believe a company of our size can successfully compete, such as in myelofibrosis, other myeloproliferative neoplasms, other oncology indications and certain inflammatory conditions. In November 2011, we received regulatory approval of JAKAFI (ruxolitinib) in the United States for the treatment of intermediate or high-risk myelofibrosis. We have built the marketing, medical and operational infrastructure to support commercialization of JAKAFI in this indication in the United States. In 2010 and 2011, the marketing team focused the majority of its efforts on conducting quantitative and qualitative market research among physicians and patients, initiating brand development work, progressing the development of the generic and trade names, developing a patient services hub to assist patients in obtaining access to JAKAFI and developing a distribution network of specialty pharmacies to dispense JAKAFI. We hired approximately 60 sales representatives and 6 regional managers in the second half of 2011 to support the launch of JAKAFI.

        For rights to ruxolitinib outside the United States as well as for pipeline compounds that are outside of our core expertise or would require expensive clinical studies, we have established or are seeking to establish collaborations or strategic relationships to support development and commercialization. We established a collaboration with Novartis in 2009 for rights in certain indications outside of the United States to our JAK oncology program with ruxolitinib and specified backups, as well as worldwide rights to our c-MET inhibitor compound INCB28060. We also established a collaboration with Lilly in 2009 for our JAK inflammation and autoimmune program with LY3009104 and specified back-ups, and with Pfizer in 2005 to advance our CCR2 antagonist program. We believe the key benefits to entering into strategic relationships include the potential to receive upfront payments and future milestones and royalties in exchange for certain rights to our compounds, as well as the potential to expedite the development and commercialization of certain of our compounds.

Patents and Other Intellectual Property

        We regard the protection of patents and other enforceable intellectual property rights that we own or license as critical to our business and competitive position. Accordingly, we rely on patent, trade secret and copyright law, as well as nondisclosure and other contractual arrangements, to protect our intellectual property. We have established a patent portfolio of patents and patent applications owned by us that cover aspects of all our drug candidates. The patents and patent applications relating to our drug candidates generally include claims directed to the drug candidates, methods of using the drug candidates, formulations of the drug candidates, pharmaceutical salt forms of the drug candidates, and methods of manufacturing the drug candidates. Our policy is to pursue patent applications on inventions and discoveries that we believe are commercially important to the development and growth of our business. The following table sets forth the status of the patents and patent applications in the United States, the European Union, and Japan, covering our drugs and drug candidates in our key programs that have progressed into at least Phase II clinical trials:

Drug/Drug Candidate (Target)	Status of United States Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)	Status of European Union and Japan Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)
Ruxolitinib (JAK)	Granted and pending (2026)	Granted and pending (2026)
LY3009104 (JAK)	Applications pending (2026)	Applications pending (2026)

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

Government Regulation

        Our ongoing research and development activities and any manufacturing and marketing of JAKAFI and our product candidates are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the United States Food, Drug and Cosmetic Act and its implementing regulations. The FDA regulates, among other things, the research, development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution and import and export, of these products.

  FDA Review and Approval Process

        The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate's safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations of a drug candidate in humans, we must submit an Investigational New Drug application (IND), which must be reviewed by the FDA.

        The steps generally required before a drug may be marketed in the United States include:

  •
  preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's Good Laboratory Practice regulations;

  •
  submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;

  •
  performance of adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication;

  •
  submission of a new drug application to the FDA for review;

  •
  random inspections of clinical sites to ensure validity of clinical data around safety and efficacy;

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

        Preclinical testing includes laboratory evaluation of product pharmacology, drug metabolism, and toxicity which includes animal studies, to assess potential safety and efficacy as well as product chemistry, stability, formulation, development, and testing. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions about safety issues such as the conduct of the clinical trials as outlined in the IND. In the latter case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence.

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

        Even after initial FDA approval has been obtained, post-approval trials, or Phase IV studies, may be required to provide additional data, and will be required to gain approval for the sale of a product as a treatment for clinical indications other than those for which the product was initially tested and approved. Also, the FDA will require post-approval reporting to monitor the side effects of the drug. Results of post-approval programs may limit or expand the indication or indications for which the drug product may be marketed. Further, if there are any requests for modifications to the initial FDA approval for the drug, including changes in indication, manufacturing process, labeling or manufacturing facilities, a supplemental NDA may be required to be submitted to the FDA.

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

        The FDA's fast track program is intended to facilitate the development and expedite the review of drug candidates intended for the treatment of serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for these conditions. Under this program, the FDA can, for example, review portions of an NDA for a fast track product before the entire application is complete, thus potentially beginning the review process at an earlier time.

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

  Regulation of Manufacturing Process

        Even if FDA regulatory approval is obtained, a marketed product, such as JAKAFI, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on this product, manufacturer or facility, including costly recalls or withdrawal of the product from the market. Manufacturing facilities are always subject to inspection by the applicable regulatory authorities.

        We and our third-party manufacturers are subject to current Good Manufacturing Practices, which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by the FDA and the European Medicines Agency. Similar regulations are in effect in other countries. Manufacturing facilities are subject to inspection by the applicable regulatory authorities. These facilities, whether our own or our contract manufacturers, must be approved before we can use them in commercial manufacturing of our related products. We or our contract manufacturers may not be able to comply with applicable Good Manufacturing Practices and FDA or other regulatory requirements. If we or our contract manufacturers fail to comply, we or our contract manufacturers may be subject to legal or regulatory action, such as suspension of manufacturing, seizure of product, or voluntary recall of product. Furthermore, continued compliance with applicable Good Manufacturing Practices will require continual expenditure of time, money and effort on the part of us or our contract manufacturers in the areas of production and quality control and record keeping and reporting, in order to ensure full compliance.

  Post-Approval Regulation

        Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug and other reporting, advertising and promotion restrictions. The FDA's rules for advertising and promotion require, among other things, that we not promote our products for unapproved uses and that our promotion be fairly balanced and adequately substantiated by clinical studies. We must also submit appropriate new and supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. On its own initiative, the FDA may require changes to the labeling of an approved drug if it becomes aware of new safety information that the agency believes should be included in the approved drug's labeling. The FDA also enforces the requirements of the Prescription Drug Marketing Act, or PDMA, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.

        In addition to inspections related to manufacturing, we are subject to periodic unannounced inspections by the FDA and other regulatory bodies related to the other regulatory requirements that apply to marketed drugs manufactured or distributed by us. The FDA also may conduct periodic inspections regarding our review and reporting of adverse events, or related to compliance with the requirements of the PDMA concerning the handling of drug samples. When the FDA conducts an inspection, the inspectors will identify any deficiencies they believe exist in the form of a notice of inspectional observations. The observations may be more or less significant. If we receive a notice of inspectional observations, we likely will be required to respond in writing, and may be required to undertake corrective and preventive actions in order to address the FDA's concerns.

        There are a variety of state laws and regulations that apply in the states or localities where JAKAFI and our product candidates are or will be marketed. For example, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in that state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Any applicable state or local regulations may hinder our ability to market, or increase the cost of marketing, our products in those states or localities.

        The FDA's policies may change and additional government regulations may be enacted which could impose additional burdens or limitations on our ability to market products after approval. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations which could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation which might arise from future legislative or administrative action, either in the United States or abroad.

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

  Healthcare Reform and Reimbursement and Pricing Controls

        There has been an increased focus on drug pricing in recent years in the United States. Although there are no direct government price controls over private sector purchases in the United States, there are rebates and other financial requirements for federal and state health care programs.

        The Medicare Modernization Act, enacted in December 2003, established the Medicare Part D outpatient prescription drug benefit, which is provided primarily through private entities that attempt to negotiate price concessions from pharmaceutical manufacturers. The health care reform legislation enacted in 2010, known as the Affordable Care Act, requires drug manufacturers to pay 50% of the Medicare Part D coverage gap, also known as the "donut hole," on prescriptions for branded products filled when the beneficiary reaches this coverage.

        The Deficit Reduction Act of 2005 resulted in changes to the way drug prices are reported to the government and the formula using such information to calculate the required Medicaid rebates. The Affordable Care Act increased the minimum basic Medicaid rebate for branded prescription drugs from 15.1% to 23.1% and requires pharmaceutical manufacturers to pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees. In addition, the Affordable Care Act increased the additional Medicaid rebate on "line extensions" (such as extended release formulations) of solid oral dosage forms of branded products, revised the definition of average manufacturer price by changing the classes of purchasers included in the calculation, and expanded the entities eligible for discounted pricing under the federal 340B drug pricing program. Current orphan drugs are excluded from the expanded 340B hospitals eligible for discounts and the increased rebates to Medicaid on line extension and sustained release formulations.

        The Affordable Care Act imposes a significant annual fee on companies that manufacture or import branded prescription drug products. The fee (which is not deductible for federal income tax purposes) is based on the manufacturer's market share of sales of branded drugs and biologics (excluding orphan drugs) to, or pursuant to coverage under, specified U.S. government programs. The Affordable Care Act also contains a number of provisions, including provisions governing the way that health care is financed by both governmental and private insurers, enrollment in federal health care programs, reimbursement changes, the increased use of comparative effectiveness research in health care decision-making, and enhancements to fraud and abuse requirements and enforcement, that will affect existing government health care programs and will result in the development of new programs.

        The Affordable Care Act also contains new requirements to report certain financial arrangements with physicians and others, including reporting any "transfer of value" made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year beginning in 2012, with reporting starting in 2013.

        We are unable to predict the future course of federal or state health care legislation and regulations, including regulations that will be issued to implement provisions of the Affordable Care Act. The Affordable Care Act and further changes in the law or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, financial condition and results of operations and cash flows.

        Public and private health care payers control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payers also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. Payers may require physicians to seek approval from them before a product will be reimbursed or covered, commonly referred to as prior authorization. In particular, many public and private health care payers limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare Part D coverage for oncology drugs, the Medicare Modernization Act , with certain exceptions, provides for Medicare coverage of unapproved uses of an FDA-approved drug if the unapproved use is reasonable and necessary and is supported by one or more citations in CMS-approved compendia, such as the National Comprehensive Cancer Network Drugs and Biologics Compendium.

        Different pricing and reimbursement schemes exist in other countries. For example, in the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits and may limit or restrict reimbursement. The downward pressure on health care costs in general, and prescription drugs in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the National Institute for Clinical Excellence in the United Kingdom which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert a commercial pressure on pricing within a country.

Manufacturing

        Our manufacturing strategy is to contract with third parties to manufacture the raw materials, our active pharmaceutical ingredients, or API, and finished solid dose products for clinical and commercial uses. We currently do not operate manufacturing facilities for clinical or commercial production of JAKAFI or our drug candidates. In addition, we expect for the foreseeable future to continue to rely on third parties for the manufacture of commercial supplies of the raw materials, API and finished drug product for any drugs that we successfully develop and are approved for commercial sale. In this manner, we continue to build and maintain our supply chain and quality assurance resources.

  Manufacturing of our Products

        Our supply chain for manufacturing raw materials, API and drug product ready for distribution and commercialization is a multi-step international process. Establishing and managing the supply chain requires a significant financial commitment and the creation and maintenance of numerous third-party contractual relationships.

        We contract with third parties to manufacture our drug candidates and products for clinical and commercial purposes, including JAKAFI. Third-party contract manufacturers, including some in China, supply us with raw materials, and contract manufacturers in the United States convert these raw materials into API or convert the API into final dosage form. For most of our drug candidates, once our raw materials are produced, we rely on one third party to manufacture the API, another to make finished drug product and a third to package and label the finished product. For ruxolitinib phosphate, the API for JAKAFI, we use and rely on multiple third-party contract manufacturers, including raw material suppliers in China and a single third-party contract manufacturer in the United States. We are currently seeking to qualify a second manufacturer for the supply of ruxolitinib phosphate, however, there is no assurance that we will be able to identify and qualify a second source of supply for ruxolitinib phosphate (or any of our other drug candidates or drug products) on a timely basis.

        We also rely on third-party contract manufacturers to tablet or capsulate all of our active pharmaceutical ingredients for clinical and commercial uses. For example, we use and rely on a single third-party contract manufacturer to tablet and manufacture the finished product of JAKAFI. Under the commercial supply agreement for the manufacture of JAKAFI, we are permitted to validate a second manufacturing source of JAKAFI, however, there is no assurance that we will be able to identify and qualify a second source to tablet and manufacture the finished product of JAKAFI on a timely basis.

        We may not be able to obtain sufficient quantities of any of our drug candidates, drug products, ruxolitinib phosphate, or JAKAFI if our designated manufacturers do not have the capacity or capability to manufacture our products according to our schedule and specifications. If any of these single source suppliers were to become unable or unwilling to supply us with API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply which could have a material adverse effect on our business.

        We have established a quality assurance program intended to ensure that our third-party manufacturers and service providers produce materials and provide services, when applicable, in accordance with the FDA's current Good Manufacturing Practices and other applicable regulations.

        For our future products, we will continue to establish third-party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any product that is approved for commercial sale. If we are unable to contract for large scale manufacturing with third parties on acceptable terms for our future products or develop manufacturing capabilities internally, our ability to conduct large scale clinical trials and meet customer demand for commercial products will be adversely affected.

  Third-party Manufacturers

        Our third-party manufacturers are independent entities, under contract with us, who are subject to their own unique operational and financial risks which are out of our control. If we or any of our third-party manufacturers fail to perform as required, this could impair our ability to deliver our products on a timely basis or cause delays in our clinical trials and applications for regulatory approval. To the extent these risks materialize and affect their performance obligations to us, our financial results may be adversely affected.

        We believe the technology used to manufacture our products is proprietary. For products manufactured by our third-party contract manufacturers, we have licensed the necessary aspects of this manufacturing technology that we believe is proprietary to us to enable them to manufacture the products for us. We have agreements with these third-party manufacturers that are intended to restrict these manufacturers from using or revealing our technology, but we cannot be certain that these third-party manufacturers will comply with these restrictions.

        While we believe there are multiple third parties capable of providing most of the materials and services we need in order to manufacture ruxolitinib phosphate and distribute JAKAFI, and that supply of materials that cannot be second-sourced can be managed with inventory planning, there is always a risk that we may underestimate demand, and that our manufacturing capacity through third-party manufacturers may not be sufficient. In addition, because of the significant lead times involved in our supply chain for ruxolitinib phosphate, we may have less flexibility to adjust our supply in response to changes in demand than if we had shorter lead times.

  Access to Supplies and Materials

        Our third party manufacturers need access to certain supplies and products to manufacture our products. If delivery of material from their suppliers were interrupted for any reason or if they are unable to purchase sufficient quantities of raw materials used to manufacture our products, they may be unable to ship certain of our products for commercial supply or to supply our product candidates in development for clinical trials. For example, currently raw materials used to manufacture ruxolitinib phosphate, the API in JAKAFI, are supplied by Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our products to meet market needs and have a material and adverse effect on our operating results.

Research and Development

        Since our inception, we have made substantial investments in research and technology development. During 2011, 2010 and 2009, we incurred research and development expenses of $178.7 million, $123.9 million and $119.4 million, respectively.

Human Resources

        As of December 31, 2011, we had 368 employees, including 234 in research and development, 83 in sales and marketing and 51 in operations support, finance and administrative positions. Of these employees, 115 employees have advanced technical degrees including 13 MDs and 99 Ph.Ds. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

Item 1A.    Risk Factors

RISKS RELATING TO OUR LEAD PRODUCT JAKAFI

We will depend heavily on our lead product, JAKAFI (ruxolitinib). If we are unable to establish and increase sales of JAKAFI in its approved indication or to successfully obtain regulatory approval for and commercialize ruxolitinib for the treatment of additional indications, or if we are significantly delayed or limited in doing so, our business may be materially harmed.

        In November 2011, we received approval from the U.S. Food and Drug Administration, or FDA, to market JAKAFI in the United States for the treatment of intermediate or high-risk myelofibrosis. JAKAFI is our first product to be approved for sale in the United States. Although we have received this regulatory approval, such approval does not guarantee future revenues. The commercial success of JAKAFI and our ability to generate and maintain revenues from the sale of JAKAFI will depend on a number of factors, including:

  •
  our ability to successfully launch commercial sales of JAKAFI in the United States for the treatment of intermediate or high-risk myelofibrosis;

  •
  the number of patients with intermediate or high-risk myelofibrosis who are diagnosed with the disease and identified to us and the number of such patients that may be treated with JAKAFI;

  •
  the acceptance of JAKAFI by patients and the healthcare community;

  •
  whether physicians, patients and healthcare payors view JAKAFI as therapeutically effective and safe relative to cost and any alternative therapies;

  •
  the ability to obtain and maintain sufficient coverage or reimbursement by third-party payors;

  •
  the ability of our third-party manufacturers to manufacture JAKAFI in sufficient quantities with acceptable quality;

  •
  the ability of our company and our third-party providers to provide marketing and distribution support for JAKAFI;

  •
  the label and promotional claims allowed by the FDA;

  •
  the maintenance of regulatory approval for the treatment of intermediate or high-risk myelofibrosis in the United States; and

  •
  our ability to develop, obtain regulatory approval for and commercialize ruxolitinib in the United States for additional indications.

        If we are not successful in commercializing sales of JAKAFI in the United States, or are significantly delayed or limited in doing so, our business may be materially harmed and we may need to delay other product candidate initiatives or even significantly curtail operations.

        In addition, whether or not we receive royalties under our collaboration agreement with Novartis for sales of ruxolitinib outside of the United States will depend on the receipt of European marketing authorization and on factors similar to those listed above for jurisdictions outside of the United States.

If we are unable to obtain, or maintain at anticipated levels, reimbursement for JAKAFI from government health administration authorities, private health insurers and other organizations, our pricing may be affected or our product sales, results of operations or financial condition could be harmed.

        We may not be able to sell JAKAFI on a profitable basis or our profitability may be reduced if we are required to sell JAKAFI at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. JAKAFI is expensive and almost all patients will require some form of third party coverage to afford its cost. Our future revenues and profitability will be adversely affected if we cannot depend on government and other third-party payors to defray the cost of JAKAFI to the patient. If these entities refuse to provide coverage and reimbursement with respect to JAKAFI, determine to provide a lower level of coverage and reimbursement than anticipated, or reduce previously approved levels of coverage and reimbursement, then our pricing or reimbursement for JAKAFI may be affected and our product sales, results of operations or financial condition could be harmed.

        Changes in pricing or the amount of reimbursement for JAKAFI may also reduce our profitability and worsen our financial condition. In the United States, there have been, and we expect there will continue to be, efforts to control and reduce healthcare costs. Government and other third-party payors are challenging the prices charged for healthcare products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs. A significant reduction in the amount of reimbursement or pricing for JAKAFI in the United States may have a material adverse effect on our business.

We are dependent upon a limited number of specialty pharmacies for a significant portion of any revenues from JAKAFI, and the loss of, or significant reduction in sales to, any one of these specialty pharmacies could adversely affect our operations and financial condition.

        We sell JAKAFI to specialty pharmacies, which in turn dispense JAKAFI to patients in fulfillment of prescriptions. We do not promote JAKAFI to specialty pharmacies, and specialty pharmacies will not set or determine demand for JAKAFI. Our ability to successfully commercialize JAKAFI will depend, in part, on the extent to which we are able to provide adequate distribution of JAKAFI to patients. Although we have contracted with a number of specialty pharmacies, such specialty pharmacies are expected generally to carry a very limited inventory and may be reluctant to be part of our distribution network in the future if demand for the product does not increase. Further, it is possible that these specialty pharmacies could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to carry smaller volume products such as JAKAFI, or cause higher product costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative channels to distribute JAKAFI on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace any such specialty pharmacies. The loss of any large specialty pharmacies, a significant reduction in sales we make to specialty pharmacies, or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will not be able to successfully commercialize JAKAFI.

        We have no experience selling and marketing drug products and with pricing and obtaining adequate third-party reimbursement for drug products. Under our collaboration and license agreement with Novartis, we have retained commercialization rights to JAKAFI in the United States. We have established commercial capabilities in the United States, but cannot guarantee that we will be able to maintain our own capabilities or enter into and maintain any marketing, distribution or third-party logistics agreements with third-party providers on acceptable terms, if at all. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell JAKAFI. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Competition for personnel with experience in sales and marketing can be high. Our expenses associated with building up and maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of JAKAFI. We cannot guarantee that we will be successful in commercializing JAKAFI.

Our reliance on other parties to manufacture JAKAFI could result in a short supply of JAKAFI, increased costs, and withdrawal of regulatory approval.

        We do not currently operate manufacturing facilities for commercial production of JAKAFI. Accordingly, we will be subject to the risks described below under "—Other Risks Relating to Our Business—Our reliance on other parties to manufacture our drug candidates could result in a short supply of the drugs, delays in clinical trials or drug development, increased costs, and withdrawal or denial of a regulatory authority's approval."

If we fail to comply with continuing regulations, we could lose our approval to market JAKAFI or be subject to other governmental enforcement activity.

        We cannot guarantee that we will be able to maintain regulatory approval to market JAKAFI in the United States. If we do not maintain our regulatory approval to market JAKAFI, our results of operations will be materially harmed. We and our current collaborators, third-party manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA and other federal and state agencies. These regulations continue to apply after product marketing approval, and cover, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, risk mitigation, and adverse event reporting requirements.

        Our commercialization of JAKAFI will be subject to post-regulatory approval surveillance, and JAKAFI may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing for JAKAFI, and JAKAFI may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity.

        Failure to comply with the laws and requirements, including statutes and regulations, administered by the FDA or other agencies could result in:

  •
  administrative and judicial sanctions, including, warning letters;

  •
  fines and other civil penalties;

  •
  withdrawal of regulatory approval to market JAKAFI;

  •
  interruption of production;

  •
  operating restrictions;

  •
  product recall or seizure;

  •
  injunctions; and

  •
  criminal prosecution.

        The occurrence of any such event may have a material adverse effect on our business.

If the use of JAKAFI harms patients, or is perceived to harm patients even when such harm is unrelated to JAKAFI, our regulatory approval could be revoked or otherwise negatively impacted or we could be subject to costly and damaging product liability claims.

        The testing of JAKAFI and the manufacturing, marketing and sale of JAKAFI expose us to product liability and other risks. Side effects and other problems experienced by patients from the use of JAKAFI could:

  •
  lessen the frequency with which physicians decide to prescribe JAKAFI;

  •
  encourage physicians to stop prescribing JAKAFI to their patients who previously had been prescribed JAKAFI;

  •
  cause serious harm to patients that may give rise to product liability claims against us; and

  •
  result in our need to withdraw or recall JAKAFI from the marketplace.

        If JAKAFI is used by a wide patient population, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant.

        Previously unknown risks and adverse effects of JAKAFI may also be discovered in connection with unapproved, or off-label, uses of JAKAFI. We are prohibited by law from promoting or in any way supporting or encouraging the promotion of JAKAFI for off-label uses, but physicians are permitted to use products for off-label purposes. In addition, we are studying and expect to continue to study JAKAFI in diseases other than intermediate or high-risk myelofibrosis in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for intermediate or high-risk myelofibrosis and as JAKAFI is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of JAKAFI, reformulate JAKAFI or make changes and obtain new approvals. We may also experience a significant drop in the potential sales of JAKAFI, experience harm to our reputation and the reputation of JAKAFI in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of JAKAFI or substantially increase the costs and expenses of commercializing and marketing JAKAFI.

        Patients who have been enrolled in our clinical trials or who may use JAKAFI in the future often have severe and advanced stages of disease and known as well as unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to JAKAFI. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market JAKAFI, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to JAKAFI, the investigation into the circumstance may be time consuming or inconclusive. These investigations may interrupt our sales efforts, delay the regulatory approval process for our collaborator Novartis in other countries, or impact and limit the type of regulatory approvals JAKAFI receives or maintains.

If we market JAKAFI in a manner that violates various federal and state health care related laws and regulations, we may be subject to civil or criminal penalties.

        In addition to FDA and related regulatory requirements, we are subject to health care "fraud and abuse" laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally- or state-financed health care programs. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for off-label uses that the FDA has not approved that caused claims to be submitted to federally-financed health care programs for non-covered off-label uses; providing financial remuneration to health care providers to induce them to prescribe certain pharmaceutical products, claims for which are then submitted to federally-financed health care programs for reimbursement; and submitting inflated best price information to the Medicaid Rebate Program.

        Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those cleared or approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. We market JAKAFI for intermediate or high-risk myelofibrosis and provide promotional materials to physicians regarding the use of JAKAFI for this indication. Although we believe that our marketing materials for physicians do not constitute off-label promotion of JAKAFI, the FDA may disagree. If the FDA determines that our promotional materials or other activities constitute off-label promotion of JAKAFI, it could request that we modify our promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.

        The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In recent years, several states and localities, including California, Connecticut, the District of Columbia, Maine, Minnesota, Nevada, New Mexico, Texas, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Additionally, as part of the Patient Protection and Affordable Care Act, the federal government has enacted the Physician Payment Sunshine provisions. Beginning in 2013, the Sunshine provisions require manufacturers to publicly report any gifts and payments made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity. See also "—Other Risks Relating to our Business—If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business" below.

OTHER RISKS RELATING TO OUR BUSINESS

We are building our drug discovery, development and commercialization operations and we may be unsuccessful in our efforts.

        Except for JAKAFI for the treatment of intermediate or high-risk myelofibrosis in the United States, none of our drug candidates has received regulatory approval. We are building our drug discovery, development and commercialization operations. Our ability to discover, develop and commercialize pharmaceutical products will depend on our ability to:

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

        We have invested significant resources in the development of our most advanced product candidates. In addition to the recent commercial launch of JAKAFI for the treatment of intermediate or high-risk myelofibrosis, ruxolitinib is also in a Phase III clinical trial for the treatment of polycythemia vera. Further, we have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced product candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. For example, in March 2008, we announced that we would not advance our lead CCR5 antagonist into Phase IIb trials and, in September 2011, we announced that we had discontinued development of our lead sheddase inhibitor, INCB7839, for the treatment of breast cancer. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which could adversely affect our operating results and financial condition.

Our efforts to discover and develop potential drug candidates may not lead to the discovery, development, commercialization or marketing of drug products.

        JAKAFI is our only drug candidate that has, to date, received regulatory approval for sale in the United States. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates. Of the compounds that we identify as potential drug products or that we in-license from other companies, only a few, if any, are likely to lead to successful drug development programs. We have also licensed to other parties certain rights to our JAK1 and JAK2 inhibitor compounds and c-MET inhibitor compounds and our portfolio of CCR2 antagonist compounds. We have no or limited control over the further clinical development of these compounds.

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

Although we obtained a special protocol assessment agreement for ruxolitinib for polycythemia vera, a special protocol assessment agreement does not guarantee any particular outcome from regulatory review, including any regulatory approval.

        We have obtained a special protocol assessment, or SPA, agreement for the registration trial for ruxolitinib for the treatment of polycythemia vera in the United States. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of an NDA, and provides a product sponsor with an agreement confirming that the design and size of a trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. Even if we believe that the data from a clinical trial are supportive, an SPA is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, a trial will be adequate to demonstrate safety and efficacy, or otherwise be sufficient to support regulatory approval. There can be no assurance that the terms of an SPA will ultimately be binding on the FDA, and the FDA is not obligated to approve an NDA, if any, even if the clinical outcome is positive. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and the data and results from a clinical trial, and can require trial design changes or additional studies if issues arise essential to determining safety or efficacy. Data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override an SPA, and we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will determine that a previously approved SPA is still valid.

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

        Even if we are successful in gaining regulatory approval of any of our product candidates in addition to JAKAFI for the treatment of intermediate or high-risk myelofibrosis in the United States, we may not generate significant product revenues and we may not become profitable if these drug products do not achieve an adequate level of acceptance. Physicians may not recommend our drug products until clinical data or other factors demonstrate the safety and efficacy of our drug products as compared to other alternative treatments. Even if the clinical safety and efficacy of our drug products is established, physicians may elect not to prescribe these drug products for a variety of reasons, including the reimbursement policies of government and other third-party payors and the effectiveness of our competitors in marketing their products.

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

        Although we received regulatory approval to market JAKAFI for the treatment of intermediate or high-risk myelofibrosis in the United States, we cannot predict whether or when regulatory approval will be obtained for any other drug product we develop. We have licensed to Novartis rights to ruxolitinib in certain indications outside of the United States and worldwide rights to c-MET and licensed to Lilly worldwide rights to LY3009104. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. We have no or limited control over the further clinical development of any compounds we licensed to these collaborators. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

        We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We currently rely on third parties for the manufacture of the raw materials, the API and finished drug product of JAKAFI and our other drug candidates for clinical trials. In addition, we expect to continue to rely on third parties for the manufacture of commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. For JAKAFI and most of our drug candidates, we rely on third parties to manufacture the raw materials, another third party to manufacture the API and another to make the finished drug product and to package and label the finished product. The

FDA requires that the raw materials, API and finished product for each of our drug products be manufactured according to its current Good Manufacturing Practices regulations and regulatory authorities in other countries have similar requirements. There are only a limited number of manufacturers that comply with these requirements. If the third parties that manufacture our drug candidates are not compliant with the applicable regulatory requirements, the FDA or a foreign regulatory authority may require us to halt ongoing clinical trials or not approve our application to market our drug products. Failure to comply with current Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our products could result in the FDA or foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, enforcing product recalls or other enforcement actions, which could have a material adverse effect on our business.

        We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture our products according to our schedule and specifications. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all. Also, raw materials that may be required to manufacture any products we develop may only be available from a limited number of suppliers and, in the case of JAKAFI, are currently supplied by a single source. As noted above, generally, we have only single sources that are qualified to supply each of the API and finished product of JAKAFI and our other drug candidates. If any of these single source suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. We are currently seeking to qualify a second source of supply for the API for JAKAFI, however, there is no assurance that we will be able to identify and qualify a second source of supply for JAKAFI. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed.

        Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.

        In order to obtain approval of our products, by the FDA and foreign regulatory agencies, we need to complete testing on both the API and on the finished product in the packaging we propose for commercial sales. This includes testing of stability, identification of impurities and testing of other product specifications by validated test methods. In addition, we will be required to consistently produce the API in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This requirement is referred to as process validation.

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

        Our facility in Wilmington, Delaware is our headquarters and is also where we conduct all of our drug discovery operations and research and development activities. Our lease contains provisions that provide for its early termination upon the occurrence of certain events of default or upon a change of control. Further, our headquarters facility is located in a large research and development complex that may be temporarily or permanently shut down if certain environmental or other hazardous conditions were to occur within the complex. In addition, actions of activists opposed to aspects of pharmaceutical research may disrupt our experiments or our ability to access or use our facilities. The loss of access to or use of our Wilmington, Delaware, facility, either on a temporary or permanent basis, or early termination of our lease would result in an interruption of our business and, consequently, would adversely affect the advancement of our drug discovery and development programs and our overall business.

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

        We had net losses from inception in 1991 through 1996 and in 1999 through 2011. Because of those losses, we had an accumulated deficit of $1.6 billion as of December 31, 2011. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2012 and in future periods as well.

        We anticipate that our drug discovery and development efforts and related expenditures will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can sell a drug product.

        The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated significant revenues and we cannot assure you that we will generate significant revenues from the drug candidates that we license or develop, including JAKAFI, for several years, if ever.

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

We will need additional capital in the future. If we are unable to generate sufficient funds from operations, the capital markets may not permit us to raise additional capital at the time that we require it, which could result in limitations on our research and development or commercialization efforts or the loss of certain of our rights in our technologies or drug candidates.

        Our future funding requirements will depend on many factors and we anticipate that we may need to raise additional capital to fund our business plan and research and development efforts going-forward and to repay our indebtedness.

        Additional factors that may affect our future funding requirements include:

  •
  the amount of revenues generated from our business activities;

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

        As of December 31, 2011, the aggregate principal amount of our total consolidated debt was $420.0 million and our stockholders' deficit was $227.1 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

        We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of December 31, 2011, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. As of December 31, 2011, $400.0 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, are $19.0 million. Funds sufficient to pay interest payments through October 2012 on our 4.75% convertible senior notes are held in an escrow account as security for these interest payments. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our 4.75% convertible senior notes or under our notes held by Pfizer, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

        We invest our cash in accordance with an established internal policy and customarily in instruments and money market funds which historically have been highly liquid and carried relatively low risk. Recently similar types of investments and money market funds have experienced losses in value or liquidity issues which differ from their historical pattern.

        Should a portion of our cash or marketable securities lose value or have their liquidity impaired, it could adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise. Such financing, if available, may not be available on commercially attractive terms.

Our current revenues are derived from JAKAFI product sales, collaborations and from licensing our intellectual property. If we are unable to achieve milestones, develop products or renew or enter into new collaborations, our revenues may decrease, and future milestone and royalty payments may not contribute significantly to revenues for several years, and may never result in revenues.

        We derived all of our revenues for the year ended December 31, 2011 from JAKAFI product sales, our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

        Additionally, United States patent laws were amended in 2011 with the enactment of the America Invents Act and, effective September 16, 2012, third parties will be able to challenge the validity of issued U.S. patents through various review proceedings; thus rendering the validity of U.S. patents more uncertain. We may be obligated to participate in review proceedings to determine the validity of our U.S. patents. We cannot predict the ultimate outcome of these proceedings, the conduct of which could result in substantial costs and diversion of our efforts and resources. If we are unsuccessful in these proceedings some or all of our claims in the patents may be narrowed or invalidated and the patent protection for our drugs and drug candidates in the United States could be substantially shortened. Further, if all of the patents covering one of our products are invalidated, the FDA could approve requests to manufacture a generic version of that product prior to the expiration date of those patents.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties

        Our corporate headquarters is in Wilmington, Delaware, which is where our drug discovery and development operations are also located. As of December 31, 2011, we had a lease agreement covering approximately 110,000 square feet that expires in June 2013. We believe that these facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Item 3.    Legal Proceedings

        We are not currently a party to any material legal proceedings. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

Item 4.    Mine Safety Disclosures

        Not applicable.

Executive Officers of the Registrant

        Our executive officers are as follows:

        Paul A. Friedman, M.D., age 69, joined Incyte as the Chief Executive Officer and a Director in November 2001. Dr. Friedman also serves as our President. From 1998 until October 2001, Dr. Friedman served as President of DuPont Pharmaceuticals Research Laboratories, a wholly owned subsidiary of DuPont Pharmaceuticals Company (formerly The DuPont Merck Pharmaceutical Company), from 1994 to 1998 he served as President of Research and Development of The DuPont Merck Pharmaceutical Company, and from 1991 to 1994 he served as Senior Vice President at Merck Research Laboratories. Prior to his work at Merck and DuPont, Dr. Friedman was an Associate Professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a Diplomate of the American Board of Internal Medicine and a Member of the American Society of Clinical Investigation. He received his A.B. in Biology from Princeton University and his M.D. from Harvard Medical School. Dr. Friedman is also a director of Auxilium Pharmaceuticals, Inc.

        Patricia S. Andrews, age 53, joined Incyte as Executive Vice President and Chief Commercial Officer in October 2008. From 1991 to October 2008, Ms. Andrews was employed by Pfizer in various roles of increasing responsibility in Corporate Strategic Planning and Worldwide Pharmaceutical Operations. Ms. Andrews was most recently Vice President, General Manager of the U.S. Oncology business unit and Vice President, Specialty Markets, responsible for U.S. marketing of oncology, ophthalmology, endocrinology, anti-infectives, HIV and all products still sold but no longer actively marketed in the United States. Prior to joining Pfizer, from 1985 to 1990, Ms. Andrews held various positions at Marine Midland Bank, including Vice President, Capital Finance. Ms. Andrews received her B.A. in history and political science from Brown University and her M.B.A. from the University of Michigan.

        David C. Hastings, age 50, has served as Executive Vice President and Chief Financial Officer since October 2003. From February 2000 to September 2003, Mr. Hastings served as Vice President, Chief Financial Officer, and Treasurer of ArQule, Inc. Prior to his employment with ArQule, Mr. Hastings was Vice President and Corporate Controller at Genzyme, Inc., where he was responsible for the management of the finance department. Prior to his employment with Genzyme, Mr. Hastings was the Director of Finance at Sepracor, Inc., where he was primarily responsible for Sepracor's internal and external reporting. Mr. Hastings is a Certified Public Accountant and received his B.A. in Economics at the University of Vermont.

        Richard S. Levy, M.D., age 54, has served as Executive Vice President and Chief Drug Development and Medical Officer since January 2009 and joined the company as Senior Vice President of Drug Development in August 2003. Prior to joining Incyte, Dr. Levy held positions of increasing responsibilities in drug development, clinical research and regulatory affairs at Celgene, from 2002 to 2003, DuPont Pharmaceuticals Company, from 1997 to 2002, and Sandoz (now part of Novartis), from 1991 to 1997. Prior to joining the pharmaceutical industry, Dr. Levy was Assistant Professor of Medicine at the UCLA School of Medicine. Dr. Levy is Board Certified in Internal Medicine and Gastroenterology and received his A.B. in Biology from Brown University and his M.D. from the University of Pennsylvania.

        Eric H. Siegel, age 47, joined Incyte as our Chief Compliance Officer in October 2010 and became Executive Vice President and General Counsel in August 2011. Prior to joining Incyte, from April 2009 to October 2011, he was Chief Compliance Officer at EMD Serono, a privately-held biotechnology company. From 2007 to 2009 he served as General Counsel for Solstice Neurosciences, also a privately-held biotechnology company. He was Vice President, Deputy General Counsel and Chief Compliance Officer at Cephalon from 2004 to 2007. Mr. Siegel holds a B.A. from Franklin and Marshall College, his M.B.A from Temple University and his J.D. from the University of Pennsylvania.

        Paula J. Swain, age 54, has served as Executive Vice President, Human Resources, of Incyte since August 2002 and joined the company as Senior Vice President of Human Resources in January 2002.

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

	High	Low
2010
First Quarter	$14.49	$9.16
Second Quarter	14.98	8.50
Third Quarter	16.05	10.21
Fourth Quarter	17.48	14.51
2011
First Quarter	$16.72	$13.16
Second Quarter	21.15	15.63
Third Quarter	20.36	12.58
Fourth Quarter	16.46	11.76

        As of December 31, 2011, our common stock was held by 247 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Item 6.    Selected Financial Data

Selected Consolidated Financial Data
(in thousands, except per share data)

        The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Revenues:
Product revenues(1), net	$2,012	$—	$—	$—	$—
Contract revenues(2)	91,948	168,948	5,755	659	29,852
License and royalty revenues	495	930	3,510	3,260	4,588

Total revenues	94,455	169,878	9,265	3,919	34,440
Costs and expenses:
Research and development	178,707	123,880	119,442	146,362	104,889
Selling, general and administrative	58,219	32,328	27,580	17,073	15,238
Other expenses(3)	712	(379)	2,011	(227)	(407)

Total costs and expenses	237,638	155,829	149,033	163,208	119,720

Income (loss) from operations	(143,183)	14,049	(139,768)	(159,289)	(85,280)
Interest and other income, net	462	1,416	50	5,306	22,431
Interest expense	(43,819)	(43,323)	(32,125)	(24,937)	(24,032)
Loss on embedded derivative liability	—	—	(34,300)	—	—
Loss on redemption/repurchase of convertible senior and subordinated notes	—	(3,988)	(5,727)	—	—

Net loss	$(186,540)	$(31,846)	$(211,870)	$(178,920)	$(86,881)

Basic and diluted net loss per share	$(1.49)	$(0.26)	$(2.06)	$(1.99)	$(1.03)

Number of shares used in computation of basic and diluted net loss per share	125,362	121,628	102,943	89,785	84,185

(1)
2011 product revenues, net relates to our product sales of JAKAFI.

(2)
2011, 2010 and 2009 contract revenues relates to our collaborative research and license agreements with Novartis and Lilly. 2008 and 2007 contract revenues relate to our collaborative research and license agreement with Pfizer Inc.

(3)
2011 primarily relates to a settlement agreement. 2010, 2009, 2008 and 2007 relate to restructuring activity.

	December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term and long-term marketable securities	$277,594	$424,168	$473,931	$217,783	$257,327
Working capital	175,164	341,881	523,229	155,157	227,817
Total assets	328,962	489,581	712,390	232,388	275,695
Convertible senior notes	298,193	276,445	308,059	130,969	122,180
Convertible subordinated notes	17,960	16,987	135,079	265,198	264,376
Stockholders' deficit	(227,077)	(88,644)	(102,384)	(220,750)	(159,517)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

        Our current clinical pipeline includes the following compounds:

Target/Drug Compound	Indication	Status
JAK1 and JAK2
JAKAFI(1)	Intermediate or High-Risk Myelofibrosis(5)	FDA Approved—Marketed
Ruxolitinib(INCB18424)(1)	Polycythemia Vera	Phase III
Ruxolitinib(INCB18424)(1)	Essential Thrombocythemia	Phase II
Ruxolitinib(INCB18424)(1)	Pancreatic Cancer	Phase II
Ruxolitinib(INCB18424)(1)	Solid Tumors and Other Hematologic	Phase I and Phase II
Malignancies(6)
LY3009104(INCB28050)(2)	Rheumatoid Arthritis	Phase IIb
LY3009104(INCB28050)(3)	Psoriasis	Phase IIb
c-MET
INCB28060(4)	Solid Tumors	Phase I
IDO
INCB24360	Solid Tumors	Phase I

(1)
We licensed rights outside the United States to Novartis and retained U.S. rights.

(2)
We licensed worldwide rights to Lilly and have elected to co-develop with Lilly and we retain a co-promotion option.

(3)
We licensed worldwide rights to Lilly and retained co-development and co-promotion options.

(4)
We licensed worldwide rights to Novartis and retained co-development and co-promotion options.

(5)
Several clinical trials in patients with myelofibrosis are ongoing, including long-term extension studies, a joint global Phase II trial with Novartis in patients with low platelet counts, and an Incyte-sponsored Phase II trial in patients with low platelet counts.

(6)
These studies are investigator sponsored trials.

        The therapeutic and commercial value of new medicines is difficult to predict, and conducting clinical trials for our drug candidates in development is a lengthy, time-consuming and expensive process. Therefore, if we are unable to successfully commercialize JAKAFI or develop and market some of our other pharmaceutical products over the next several years, our business, financial condition and results of operations would be adversely impacted. To date, we have not, and we may never, achieve sustained revenues sufficient to offset expenses. We may incur net losses in future periods, and we may never achieve or maintain profitability. We also expect that our operating results may fluctuate from period to period and that those fluctuations may be substantial.

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

        Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive additional payments of up to approximately $1.1 billion if defined development and commercialization milestones are achieved. In 2011, we received $25.0 million in milestone payments under this agreement and in 2010 we received a $50.0 million milestone payment. We also could receive tiered, double-digit royalties on future ruxolitinib sales outside of the United States. Each company is responsible for costs relating to the development and commercialization of the JAK inhibitor compound in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial.

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

Lilly

        In December 2009, we entered into a License, Development and Commercialization Agreement with Eli Lilly and Company. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to LY3009104 and certain back-up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90.0 million, and were initially eligible to receive additional payments of up to $665.0 million based on the achievement of defined development, regulatory and commercialization milestones. In 2010, we received $49.0 million in milestone payments from Lilly. We also could receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20% if the product is successfully commercialized.

        We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly will be responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. In July 2010, we elected to co-develop LY3009104 with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of a Phase IIb trial through regulatory approval. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

Pfizer

        In January 2006, we entered into a Collaborative Research and License Agreement with Pfizer Inc. for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days' notice. We received an upfront nonrefundable, non-creditable payment of $40.0 million in January 2006 and are eligible to receive additional future development and milestone payments. We received a $3.0 million milestone payment from Pfizer in 2010.

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

  •
  Inventory; and

  •
  Convertible debt and derivative accounting.

        Revenue Recognition.    Revenues are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed and determinable and (4) collectability is reasonably assured. Revenues are deferred for fees received before earned or until no further obligations exist. We exercise judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer's payment history and on the creditworthiness of the customer.

  Product Revenues

        Our product revenues consist of U.S. sales of JAKAFI and are recognized once we meet all four revenue recognition criteria described above. Upon receipt of product by the specialty pharmacy, we meet three of the four revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. However, at the time of receipt of product by the specialty pharmacy, we presently do not have the ability to estimate product that will ultimately be returned due to our lack of history with product revenues at this time. Accordingly, the price is not deemed fixed and determinable at this time since JAKAFI is a new and novel product, JAKAFI is the first approved treatment for intermediate or high-risk myelofibrosis, and JAKAFI is the first ever commercial drug product for Incyte.

        Therefore, we recognize revenue once the specialty pharmacy has filled the patient's prescription for JAKAFI. This approach is frequently referred to as the "sell-through" revenue recognition model. Under the sell-through approach, revenue is recognized when the specialty pharmacy provides product to a patient based on the fulfillment of a prescription. Once the prescription has been filled and it is no longer in the specialty pharmacy's inventory, it may no longer be returned to Incyte by the specialty pharmacy.

        We recognize revenues for prescriptions filled net of allowances for customer credits, including estimated rebates, discounts, returns, distribution service fees, patients assistance programs, and Medicare part D coverage gap reimbursements. Product shipping and handling costs are included in cost of sales.

        Customer Credits:    The specialty pharmacies are offered various forms of consideration including allowances, service fees and prompt payment discounts. We expect the specialty pharmacies will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from product sales as they are earned.

        Rebates:    Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g., Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for the expected utilization of rebates are based in part on third party market research data, and data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual balance for known prior quarter's unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

        Chargebacks:    Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy, or an intermediary distributor. Contracted customers, which currently consist primarily of Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty pharmacy or distributor, in turn, charges back to us the difference between the price initially paid by the specialty pharmacy or distributor and the discounted price paid to the specialty pharmacy or distributor by the customer. The allowance for chargebacks is based on known sales to contracted customers.

        Medicare Part D Coverage Gap:    Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for expected Medicare Part D coverage gap are based in part on third party market research data, and data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

        Co-payment assistance:    Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

  Contract, License and Royalty Revenues

        Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand- alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of December 31, 2011, all remaining potential milestones under our collaborative arrangements are considered substantive.

        On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the year ended December 31, 2011, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011, this updated guidance could have a material effect on our financial statements.

        Our collaborations often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events. These three categories of milestone events reflect the three stages of the life-cycle of our drugs, which we describe in more detail in the following paragraph.

        The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing approval by the U.S. Food and Drug Administration (FDA) requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate's safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations of a drug candidate in humans, we must submit an Investigational New Drug application (IND), which must be reviewed by the FDA.

        The steps generally required before a drug may be marketed in the United States include preclinical laboratory tests, animal studies and formulation studies, submission to the FDA of an IND for human clinical testing, performance of adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication, submission of a new drug application (NDA) to the FDA for review and FDA approval of the NDA.

        Similar requirements exist within foreign regulatory agencies as well. The time required to satisfy the FDA requirements or similar requirements of foreign regulatory agencies may vary substantially based on the type, complexity and novelty of the product or the targeted disease.

        Preclinical testing includes laboratory evaluation of product pharmacology, drug metabolism, and toxicity, which includes animal studies, to assess potential safety and efficacy as well as product chemistry, stability, formulation, development, and testing. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The FDA may raise concerns or questions about safety issues such as the conduct of the clinical trials as outlined in the IND, and any of these concerns or questions must be resolved before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence. Clinical trials involve the administration of the investigational drug or the marketed drug to human subjects under the supervision of qualified investigators and in accordance with good clinical practices regulations covering the protection of human subjects. Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase I usually involves the initial introduction of the investigational drug into healthy volunteers to evaluate its safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II usually involves clinical trials in a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse effects and safety risks, and evaluate and gain preliminary evidence of the efficacy of the drug for specific indications. Phase III clinical trials usually further evaluate clinical efficacy and safety by testing the drug in its final form in an expanded patient population, providing statistical evidence of efficacy and safety, and providing an adequate basis for labeling. We cannot guarantee that Phase I, Phase II or Phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, we, the institutional review board for a trial, or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

        Generally, the milestone events contained in our collaboration agreements coincide with the progression of our drugs from development, to regulatory approval and then to commercialization. The process of successfully discovering a new development candidate, having it approved and successfully commercialized is highly uncertain. As such, the milestone payments we may earn from our partners involve a significant degree of risk to achieve. Therefore, as a drug candidate progresses through the stages of its life-cycle, the value of the drug candidate generally increases.

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

        Stock Compensation.    Accounting guidance for stock compensation requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $29.0 million, $14.9 million and $10.0 million of stock compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively.

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

        Inventory.    Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials at December 31, 2011 but we may also have work in process and finished goods at any given time. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statement of operations. As a result, inventory balances and cost of revenue for the next several quarters will reflect a lower average per unit cost of materials.

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

Results of Operations

Years Ended December 31, 2011 and 2010

        We recorded net losses for the years ended December 31, 2011 and 2010 of $186.5 million and $31.8 million, respectively. On a basic and diluted per share basis, net loss was $1.49 and $0.26 for the years ended December 31, 2011 and 2010, respectively.

Revenues

	For the Years Ended, December 31,
	2011	2010
	(in millions)
Product revenues, net	$2.0	$—
Contract revenues	91.9	169.0
License and royalty revenues	0.5	0.9

Total revenues	$94.4	$169.9

        Our product revenues, net of $2.0 million in 2011 resulted from commercial sale of JAKAFI following FDA approval on November 16, 2011 and excludes approximately $2.3 million of deferred product revenue for JAKAFI shipped to specialty pharmacies but not yet delivered to patients. As we currently have no historical data on returns, we currently use the sell-through method for revenue recognition under which we defer revenue until the patient receives JAKAFI. We plan to transition to the sell-in method of recognizing revenue when JAKAFI is received by the specialty pharmacy once a sufficient period of time has elapsed to enable us to estimate product returns.

        Our contract revenues were $91.9 million and $169.0 million in 2011 and 2010, respectively. For the year ended December 31, 2011 and 2010, contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010. The decrease from 2010 to 2011 primarily relates to recognition of $102.0 million in milestone payments from Novartis, Lilly and Pfizer in 2010 compared to the recognition of $25.0 million in milestone payments from Novartis in 2011.

Cost of Revenues

        We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval have been recorded as research and development expenses in our statement of operations. As a result, cost of revenues for the next several quarters will reflect a lower average per unit cost of materials. Cost of revenues was $0.0 million for the year ended December 31, 2011.

Operating Expenses

  Research and development expenses

	For the Years Ended, December 31,
	2011	2010
	(in millions)
Salary and benefits related	$55.4	$43.3
Stock compensation	18.6	10.0
Clinical research and outside services	83.0	53.4
Occupancy and all other costs	21.7	17.2

Total research and development expenses	$178.7	$123.9

        We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2010 to 2011 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from 2010 to 2011 was primarily the result of increased development costs. Research and development expenses for the year ended December 31, 2011 and 2010 were net of $3.8 million and $9.9 million, respectively, of costs reimbursed by our collaborative partners. The increase in occupancy and all other costs from 2010 to 2011 was primarily the result of increased laboratory expenses. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

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

  Selling, general and administrative expenses

	For the Years Ended, December 31,
	2011	2010
	($ in millions)
Salary and benefits related	$19.6	$10.4
Stock compensation	10.4	4.9
Other contract services and outside costs	28.2	17.0

Total selling, general and administrative expenses	$58.2	$32.3

        Salary and benefits related expense increased from 2010 to 2011 due to increased headcount. This increased headcount was due to preparation for the commercialization of JAKAFI for intermediate or high-risk myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of initial marketing preparations for the commercialization of JAKAFI for intermediate or high-risk myelofibrosis.

Other income (expense)

        Interest and other income, net.    Interest and other income, net, for the years ended December 31, 2011 and 2010 was $0.5 million and $1.4 million, respectively. The decrease in 2010 from 2011 is primarily due to the Qualifying Therapeutic Discovery Project grants received in October 2010, for which we were awarded $0.7 million in connection with our development programs.

        Interest expense.    Interest expense for the years ended December 31, 2011 and 2010 was $43.8 million and $43.3 million, respectively. The increase in 2011 from 2010 is primarily attributable to accretion of the discount related to our 4.75% convertible senior notes due 2015 issued in September 2009.

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

        Salary and benefits related expense increased from 2009 to 2010 due to increased headcount. This increased headcount was due to preparation for the potential commercialization of JAKAFI for intermediate or high-risk myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of initial marketing preparations for the commercialization of JAKAFI for intermediate or high-risk myelofibrosis.

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

Recent Accounting Pronouncements

        In April 2010, the Financial Accounting Standards Board issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The guidance provides criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. We adopted this guidance on January 1, 2011, which had no impact on our consolidated financial statements.

Liquidity and Capital Resources

	2011	2010	2009
	(in millions)
December 31:
Cash, cash equivalents, and short-term and long-term marketable securities	$277.6	$424.2	$473.9
Working capital	$175.2	$341.9	$523.2
Year ended December 31:
Cash provided by (used in):
Operating activities	$(161.7)	$97.9	$12.4
Investing activities	$(2.5)	$15.2	$16.5
Financing activities	$19.5	$(145.1)	$242.3
Capital expenditures (included in investing activities above)	$3.8	$4.1	$0.4

        Sources and Uses of Cash.    We had net losses from inception in 1991 through 1996 and in 1999 through 2011. Because of those losses, we had an accumulated deficit of $1.6 billion as of December 31, 2011. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At December 31, 2011, we had available cash, cash equivalents, and marketable securities of $277.6 million, excluding a funded restricted cash and investment escrow account of $19.0 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and U.S. government agency and non-agency mortgage-backed securities. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

        Cash provided by (used in) Operating Activities.    The $259.6 million decrease in cash provided by operating activities from 2010 to 2011 was due primarily to remaining upfront payments of $150.0 million and milestone payments of $102.0 million received from our collaborators during 2010. The $85.5 million increase in cash provided by operating activities from 2009 to 2010 was due primarily to remaining upfront payments of $150.0 million and milestone payments of $102.0 million received from our collaborators during 2010.

        Cash provided by Investing Activities.    Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former stockholders of Maxia Pharmaceuticals, Inc., capital expenditures and maturities/sales and purchases of marketable securities.

        Cash provided by (used in) Financing Activities.    During 2011, net cash provided by financing activities was $19.5 million proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2010, net cash used in financing activities was $145.1 million, which represented primarily $158.6 million used to redeem the remaining 3 1/2% convertible senior notes due 2011 and 3 1/2% convertible subordinated notes due 2011, offset by proceeds of $13.6 million from the issuance of common stock under our stock plans and employee stock purchase plan. During 2009, we received net proceeds of $132.3 million from the issuance of common stock in a public offering and net proceeds of $387.4 million from the issuance of our 4.75% convertible senior notes due 2015 in a private placement. We also used $223.3 million to repurchase $227.2 million aggregate principal amount of our 3 1/2% convertible senior notes due 2011 and 3 1/2% convertible subordinated notes due 2011. In 2009, we also funded an escrow account of $56.2 million for the first six semi-annual interest payments on our 4.75% convertible senior notes. In addition, in 2009 we received $2.1 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.

        The following summarizes our significant contractual obligations as of December 31, 2011 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$20.0	$—	20.0	$—	$—
Principal on convertible senior debt	400.0	—	—	400.0	—
Interest on convertible senior debt	76.0	19.0	38.0	19.0	—
Non-cancelable operating lease obligations:
Related to corporate headquarters	9.3	6.2	3.1	—	—

Total contractual obligations	$505.3	$25.2	$61.1	$419.0	$—

        We have funded an escrow account of $19.0 million as of December 31, 2011 for interest payments through October 2012 on our 4.75% convertible senior notes.

        The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

        Commitments related to Maxia Pharmaceuticals, Inc. are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock. None of these milestones has been achieved as of December 31, 2011.

        We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

        We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis, Lilly and Pfizer, the extent to which commercialization of JAKAFI is successful; and expenditures in connection with strategic relationships and license agreements. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of December 31, 2011, cash, cash equivalents and marketable securities were $277.6 million, excluding a funded restricted cash and investment escrow account of $19.0 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2011, the decline in fair value would not be material.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Incyte Corporation

        We have audited the accompanying consolidated balance sheets of Incyte Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Corporation, at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Incyte Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 22, 2012

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$273,164	$417,912
Marketable securities—available-for-sale	4,430	6,256
Restricted cash and investments	19,294	18,985
Accounts receivable	6,415	5,701
Prepaid expenses and other current assets	7,475	6,600

Total current assets	310,778	455,454
Restricted cash and investments	—	18,891
Inventory	3,536	—
Property and equipment, net	6,431	4,804
Intangible and other assets, net	8,217	10,432

Total assets	$328,962	$489,581

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$14,939	$10,773
Accrued compensation	21,856	14,678
Interest payable	4,750	4,750
Accrued and other current liabilities	24,766	15,703
Accrued restructuring	—	696
Deferred revenue—Product revenues	2,332	—
Deferred revenue—Collaborative agreements	66,971	66,973

Total current liabilities	135,614	113,573
Convertible senior notes	298,193	276,445
Convertible subordinated notes	17,960	16,987
Deferred revenue—Collaborative agreements	104,272	171,220

Total liabilities	556,039	578,225

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 126,471,999 and 123,280,474 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	126	123
Additional paid-in capital	1,380,725	1,332,277
Accumulated other comprehensive gain	1,642	1,986
Accumulated deficit	(1,609,570)	(1,423,030)

Total stockholders' deficit	(227,077)	(88,644)

Total liabilities and stockholders' deficit	$328,962	$489,581

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Product revenues, net	$2,012	$—	$—
Contract revenues	91,948	168,948	5,755
License and royalty revenues	495	930	3,510

Total revenues	94,455	169,878	9,265
Costs and expenses:
Research and development	178,707	123,880	119,442
Selling, general and administrative	58,219	32,328	27,580
Other expenses	712	(379)	2,011

Total costs and expenses	237,638	155,829	149,033

Income (loss) from operations	(143,183)	14,049	(139,768)
Interest and other income, net	462	1,416	50
Interest expense	(43,819)	(43,323)	(32,125)
Loss on embedded derivative liability	—	—	(34,300)
Loss on repurchase of convertible senior and subordinated notes	—	(3,988)	(5,727)

Net loss	$(186,540)	$(31,846)	$(211,870)

Basic and diluted net loss per share	$(1.49)	$(0.26)	$(2.06)
Shares used in computing basic and diluted net loss per share	125,362	121,628	102,943

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net loss	$(186,540)	$(31,846)	$(211,870)
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities	(159)	1,462	2,200
Reclassification adjustment for realized (gains) losses on marketable securities	(185)	(183)	1,254

Other comprehensive (loss) income	(344)	1,279	3,454

Comprehensive loss	$(186,884)	$(30,567)	$(208,416)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 31, 2008	$97	$961,214	$(2,747)	$(1,179,314)	$(220,750)
Issuance of 104,919 shares of Common Stock upon exercise of stock options and 748,558 shares of Common Stock under the ESPP	1	2,060	—	—	2,061
Issuance of 20,700,000 shares of Common Stock	21	132,315	—	—	132,336
Stock compensation expense	—	9,980	—	—	9,980
Other comprehensive income	—	—	3,454	—	3,454
Reclassification of embedded derivative liability	—	182,405	—	—	182,405
Net loss	—	—	—	(211,870)	(211,870)

Balances at December 31, 2009	$119	$1,287,974	$707	$(1,391,184)	$(102,384)
Issuance of 1,701,368 shares of Common Stock upon exercise of stock options and 1,182,929 shares of Common Stock under the ESPP	3	13,586	—	—	13,589
Issuance of 1,502,851 shares of Common Stock upon conversion of convertible senior and subordinated notes	1	15,861	—	—	15,862
Stock compensation expense	—	14,856	—	—	14,856
Other comprehensive income	—	—	1,279	—	1,279
Net loss	—	—	—	(31,846)	(31,846)

Balances at December 31, 2010	$123	$1,332,277	$1,986	$(1,423,030)	$(88,644)
Issuance of 2,294,586 shares of Common Stock upon exercise of stock options and 896,939 shares of Common Stock under the ESPP	3	19,465	—	—	19,468
Stock compensation expense	—	28,983	—	—	28,983
Other comprehensive loss	—	—	(344)	—	(344)
Net loss	—	—	—	(186,540)	(186,540)

Balances at December 31, 2011	$126	$1,380,725	$1,642	$(1,609,570)	$(227,077)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(186,540)	$(31,846)	$(211,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash restructuring charges (benefit)	(88)	(379)	2,011
Depreciation and amortization of debt discounts	26,990	24,485	16,690
Stock-based compensation	28,983	14,856	9,980
Loss on embedded derivative liability	—	—	34,300
Loss on repurchase of convertible senior and subordinated notes	—	3,988	5,727
Impairment of long-term investments and marketable securities	—	—	1,254
Realized gain (loss) on long-term investments and marketable securities, net	185	(183)	85
Changes in operating assets and liabilities:
Accounts receivable	(714)	157,960	(162,611)
Prepaid expenses and other assets	17,824	15,521	3,954
Inventory	(3,536)	—	—
Accounts payable	4,166	(10,191)	5,285
Accrued and other liabilities	15,633	(9,267)	2,416
Deferred revenue—Product revenues	2,332	—	—
Deferred revenue—Collaborative agreements	(66,950)	(67,006)	305,137

Net cash (used in) provided by operating activities	(161,715)	97,938	12,358

Cash flows from investing activities:
Capital expenditures	(3,799)	(4,109)	(387)
Sales of marketable securities	—	431	1,212
Maturities of marketable securities	1,298	18,882	15,627

Net cash (used in) provided by investing activities	(2,501)	15,204	16,452

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	19,468	13,590	2,061
Net proceeds from issuance of common stock	—	—	132,336
Changes in restricted cash	—	—	(56,223)
Repurchase of convertible senior and subordinated notes	—	(158,644)	(223,289)
Net proceeds from issuance of convertible senior and subordinated notes	—	—	387,369

Net cash provided by (used in) financing activities	19,468	(145,054)	242,254

Change in currency translation adjustment	—	—	(7)
Net (decrease) increase in cash and cash equivalents	(144,748)	(31,912)	271,057
Cash and cash equivalents at beginning of year	417,912	449,824	178,767

Cash and cash equivalents at end of year	$273,164	$417,912	$449,824

Supplemental Schedule of Cash Flow Information
Interest paid	$19,000	$22,175	$15,141

Taxes paid	$—	$—	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

        Organization and Business.    Incyte Corporation ("Incyte," "we," "us," or "our") is a biopharmaceutical company focused on developing and commercializing proprietary small molecule drugs for oncology and inflammation. Our pipeline includes compounds in various stages, ranging from preclinical to commercialized product.

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

        Concentrations of Credit Risk.    Cash, cash equivalents, marketable securities and trade receivables are financial instruments which potentially subject us to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. We primarily invest our excess available funds in notes and bills issued by the U.S. government and its agencies and corporate debt securities and, by policy, limit the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. Our receivables mainly relate to our product sales of JAKAFI and collaborative agreements with pharmaceutical companies. We have not experienced any significant credit losses on cash, cash equivalents, marketable securities or trade receivables to date and do not require collateral on receivables.

        Cash and Cash Equivalents.    Cash and cash equivalents are held in U.S. banks or in custodial accounts with U.S. banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash.

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

        Accounts Receivable.    As of December 31, 2011 and 2010 we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        Inventory.    Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials and work in process at December 31, 2011 but we may also have finished goods at any given time. We began capitalizing inventory in mid-November 2011 once the U.S. Food and Drug Administration ("FDA") approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statement of operations. As a result, inventory balances and cost of revenue for the next several quarters will reflect a lower average per unit cost of materials.

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

        Income Taxes.    We account for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes. On January 1, 2007, we adopted the guidance related to accounting for uncertainty in income taxes. This guidance creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before it is recognized in the financial statements.

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

        Accumulated Other Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) consists of unrealized gains or losses on marketable securities.

        Revenue Recognition.    Revenues are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. Revenues are deferred for fees received before earned or until no further obligations exist. We exercise judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer's payment history and on the creditworthiness of the customer.

  Product Revenues

        Our product revenues consist of U.S. sales of JAKAFI and are recognized once we meet all four revenue recognition criteria described above. Upon receipt of product by the specialty pharmacy, we meet three of the four revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. However, at the time of receipt of product by the specialty pharmacy, we presently do not have the ability to estimate product that will ultimately be returned due to our lack of history with product revenues at this time. Accordingly, the price is not deemed fixed and determinable at this time since JAKAFI is a new and novel product, JAKAFI is the first approved treatment for myelofibrosis, and JAKAFI is the first ever commercial product for Incyte.

        Therefore, we recognize revenue once the specialty pharmacy has filled the patient's prescription for JAKAFI. This approach is frequently referred to as the "sell-through" revenue recognition model. Under the sell-through approach, revenue is recognized when the specialty pharmacy provides product to a patient based on the fulfillment of a prescription. Once the prescription has been filled and it is no longer in the specialty pharmacy's inventory, it may no longer be returned to Incyte by the specialty pharmacy.

        We recognize revenues for prescriptions filled net of allowances for customer credits, including estimated rebates, discounts, returns, distribution service fees, patients assistance programs, and Medicare part D coverage gap reimbursements. Product shipping and handling costs are included in cost of sales.

        Customer Credits:    The specialty pharmacies are offered various forms of consideration including allowances, service fees and prompt payment discounts. We expect the specialty pharmacies will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from product sales as they are earned.

        Rebates:    Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates are based in part of third party market research data, and data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual balance for known prior quarter's unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

        Chargebacks:    Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy, or an intermediary distributor. Contracted customers, which currently consist primarily of Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty pharmacy or distributor, in turn, charges back to us the difference between the price initially paid by the specialty pharmacy or distributor and the discounted price paid to the specialty pharmacy or

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

distributor by the customer. The allowance for chargebacks is based on known sales to contracted customers.

        Medicare Part D Coverage Gap:    Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based in part on third party market research data, and data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

        Co-payment assistance:    Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

  Contract, License and Royalty Revenues

        Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. Further information about our collaborative arrangements can be found below in Note 5, License Agreements. As of December 31, 2011, all remaining potential milestones under our collaborative arrangements are considered substantive.

        On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the year ended December 31, 2011, we did not enter into any agreements that are subject to this

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011, this updated guidance could have a material effect on our financial statements.

        Our collaborations often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events. These three categories of milestone events reflect the three stages of the life-cycle of our drugs, which we describe in more detail in the following paragraph.

        The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate's safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations of a drug candidate in humans, we must submit an Investigational New Drug application ("IND"), which must be reviewed by the FDA.

        The steps generally required before a drug may be marketed in the United States include preclinical laboratory tests, animal studies and formulation studies, submission to the FDA of an IND for human clinical testing, performance of adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication, submission of a new drug application ("NDA") to the FDA for review and FDA approval of the NDA.

        Similar requirements exist within foreign regulatory agencies as well. The time required to satisfy the FDA requirements or similar requirements of foreign regulatory agencies may vary substantially based on the type, complexity and novelty of the product or the targeted disease.

        Preclinical testing includes laboratory evaluation of product pharmacology, drug metabolism, and toxicity, which includes animal studies, to assess potential safety and efficacy as well as product chemistry, stability, formulation, development, and testing. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The FDA may raise concerns or questions about safety issues such as the conduct of the clinical trials as outlined in the IND, and any of these concerns or questions must be resolved before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence. Clinical trials involve the administration of the investigational drug or the marketed drug to human subjects under the supervision of qualified investigators and in accordance with good clinical practices regulations covering the protection of human subjects. Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase I usually involves the initial introduction of the investigational drug into healthy volunteers to evaluate its safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II usually involves clinical trials in a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse effects and safety risks, and evaluate and gain preliminary evidence of the efficacy of the drug for specific indications. Phase III clinical trials usually further evaluate clinical efficacy and safety by testing the drug in its final form in an expanded patient population, providing statistical evidence of efficacy and safety, and providing an adequate basis for labeling. We cannot guarantee that Phase I, Phase II or Phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, we, the institutional review board for a trial, or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        Generally, the milestone events contained in our collaboration agreements coincide with the progression of our drugs from development, to regulatory approval and then to commercialization. The process of successfully discovering a new development candidate, having it approved and successfully commercialized is highly uncertain. As such, the milestone payments we may earn from our partners involve a significant degree of risk to achieve. Therefore, as a drug candidate progresses through the stages of its life-cycle, the value of the drug candidate generally increases.

        In connection with our collaborative research and license agreement with Novartis International Pharmaceutical Ltd. ("Novartis"), we received an upfront non-refundable payment of $150.0 million and an immediate $60.0 million milestone that was achieved prior to the execution of the collaboration. Accordingly, these milestones were not deemed substantive. The total amount of $210.0 million was recorded as deferred revenue and is being recognized on a straight-line basis through December 2013, our estimated performance period under the agreement. In connection with our collaborative research and license agreement with Eli Lilly and Company ("Lilly") executed in 2009, we received an upfront non-refundable payment of $90.0 million in January 2010. The $90.0 million upfront fee was recorded as deferred revenue in the accompanying balance sheet and is being recognized on a straight-line basis through December 2016, our estimated performance period under the agreement. In connection with our collaborative research and license agreement with Pfizer Inc. ("Pfizer"), we received an upfront non-refundable payment of $40.0 million in January 2006. The $40.0 million upfront fee was recorded as deferred revenue and was recognized on a straight-line basis over two years, our estimated performance period under the agreement. In February 2006 and October 2007, Pfizer purchased, for a total of $20.0 million, a convertible subordinated note due 2013 and a convertible subordinated note due 2014 (collectively, the "Pfizer Notes"). As the Pfizer Notes are non-interest bearing, they have been discounted to their net present value. The difference between the cash received and the present value of the Pfizer Notes, plus the related beneficial conversion feature, totals $3.2 million for each note, which represented additional consideration from Pfizer under the agreement. We have accounted for this additional consideration as deferred revenue and have recognized it over our estimated performance period under the agreement.

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

        Stock-Based Compensation.    Financial Accounting Standards Board ("FASB") accounting guidance for stock compensation requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $29.0 million, $14.9 million and $10.0 million of stock compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively.

Recent Accounting Pronouncements

        In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The guidance provides criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. We adopted this guidance on January 1, 2011, which had no impact on our consolidated financial statements.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities

        The following is a summary of our marketable security portfolio as of December 31, 2011 and 2010, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2011
Mortgage backed securities	$3,343	$1,087	$—	$4,430

	$3,343	$1,087	$—	$4,430

December 31, 2010
Mortgage backed securities	$4,904	$1,352	$—	$6,256

	$4,904	$1,352	$—	$6,256

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

        At December 31, 2011 and 2010, our Level 2 mortgage backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

        Restricted cash and investments primarily consist of amounts held in escrow for interest payments on our 4.75% convertible senior notes through October 2012. The restricted investments consist of U.S. Treasury notes.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities (Continued)

        The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Cash and cash equivalents	$273,164	$—	$—	$273,164
Mortgage-backed securities	—	4,430	—	4,430
Restricted cash and investments	19,294	—	—	19,294

Total assets	$292,458	$4,430	$—	$296,888

        The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Cash and cash equivalents	$417,912	$—	$—	$417,912
Mortgage-backed securities	—	6,256	—	6,256
Restricted cash and investments	37,876	—	—	37,876

Total assets	$455,788	$6,256	$—	$462,044

        Net realized gains (losses) of $0.2 million, 0.2 million and ($1.3) million from sale or impairment of marketable securities were included in "Interest and other income/(expense), net" in 2011, 2010 and 2009, respectively.

Note 3. Concentrations of Credit Risk

        In November 2011 we began commercialization and distribution of JAKAFI to a limited number of specialty pharmacies. In December 2009, we entered into a license, development and commercialization agreement with Lilly. In November 2009, we entered into a collaboration and license agreement with Novartis. In November 2005, we entered into a collaborative research and license agreement with Pfizer, which became effective in January 2006.

        A single customer contributed 84%, 61% and 58% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

        Three customers comprised 72% and 92% of the accounts receivable balance as of December 31, 2011 and 2010, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Inventory

        Inventories, stated at the lower of cost or market, consisted of raw materials of $3.5 million and $0.0 million at December 31, 2011 and 2010, respectively. For December 31, 2011 inventory is classified as non-current on the consolidated balance sheet as we do not expect this inventory to be consumed for commercial use within the next twelve months. We obtain a number of inventory components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral violation to the contractual terms under which we are supplied components by a single source supplier could adversely affect our total revenues and gross margins.

Note 5. License Agreements

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

        Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.1 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $162.0 million for the achievement of development milestones, up to $450.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In 2011, we recognized and received a $15.0 million development milestone payment under this agreement for the achievement of a predefined milestone in an ongoing Phase I dose-escalation trial for INCB28060 in patients with solid tumors and a $10.0 million regulatory milestone payment for the JAKAFI approval in the United States. In 2010 we recognized and received $50.0 million in development milestone payments for the initiation of the global Phase III trial, RESPONSE, in patients with polycythemia vera. We determined the 2011 and 2010 milestones to be substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also could receive tiered, double-digit royalties on future ruxolitinib sales outside of the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of INCB28060 after the initial Phase I clinical trial.

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

        We determined that there were two deliverables under the agreement: (i) the ex U.S. license for ruxolitinib and (ii) our obligations in connection with our participation on the joint development committee for myelofibrosis and polycythemia vera/essential thrombocythemia. We concluded that these

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. License Agreements (Continued)

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

        At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs will be recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At December 31, 2011 and 2010, $2.3 million and $4.6 million of reimbursable costs are included in accounts receivable on the consolidated balance sheet. Research and development expenses for the year ended December 31, 2011, 2010 and 2009 were net of $3.6 million, $7.1 million and $1.5 million, respectively, of costs reimbursed by Novartis.

        Contract revenue under the Novartis agreement was $79.1 million, $104.1 million and $5.4 million, respectively, for the years ended December 31, 2011, 2010 and 2009. Included in the amounts for December 31, 2011 and 2010, were $25.0 million and $50.0 million, respectively, in milestone payments received from Novartis.

Lilly

        In December 2009, we entered into a License, Development and Commercialization Agreement with Eli Lilly and Company. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor INCB28050, now known as LY3009104, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. In 2010, we recognized and received a $30.0 million development milestone payment based upon the initial three month data in the Phase IIa clinical trial of LY3009104 for the treatment of rheumatoid arthritis and a $19.0 million development milestone payment for the Phase IIb clinical trial initiation of LY3009104 for the treatment of rheumatoid arthritis. We determined the 2010 milestones to be substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also could receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20% if the product is successfully commercialized.

        We retained options to co-develop our JAK inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly will be responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. In July 2010, we elected to co-develop LY3009104 with Lilly in rheumatoid arthritis and we are responsible for

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. License Agreements (Continued)

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

        We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co-development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016, our estimated performance period under the agreement. Reimbursable costs incurred after the effective date with Lilly will be recorded net against the related research and development expenses. At December 31, 2011 and December 31, 2010, $0.0 million and $0.3 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheet. Research and development expenses for the year ended December 31, 2011, 2010 and 2009 were net of $0.2 million, $2.8 million and $0.0 million, respectively, of costs reimbursed by Lilly.

        Contract revenue under the Lilly agreement was $12.9 million, $61.9 million and $0.3 million, respectively, for the years ended December 31, 2011, 2010 and 2009. Included in the amount for the year ended December 31, 2010 was $49.0 million in connection with milestone payments received from Lilly.

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

        Contract revenue under the Pfizer agreement was $3.0 million for the year ended December 31, 2010 in connection with the milestone payment received from Pfizer upon the initiation of a Phase I clinical trial involving a backup compound discovered by us subsequent to the effective date of the Pfizer agreement. We determined the 2010 milestone to be substantive since its achievement required substantive efforts by us and was at risk until the milestone was ultimately achieved.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2011	2010
	(in thousands)
Office equipment	$1,490	$888
Laboratory equipment	17,140	16,353
Computer equipment	12,354	10,375
Leasehold improvements	2,382	2,179

	33,366	29,795
Less accumulated depreciation and amortization	(26,935)	(24,991)

	$6,431	$4,804

        Depreciation expense, including amortization expense of leasehold improvements, was $2.2 million, $1.1 million and $1.4 million for 2011, 2010 and 2009, respectively.

Note 7. Intangible and Other Assets

        Intangible and other assets consist of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Debt issuance costs	$12,897	$(4,680)	$8,217	$12,897	$(2,583)	$10,314
Other assets	2,105	(2,105)	—	2,105	(1,987)	118

Total intangible and other assets	$15,002	$(6,785)	$8,217	$15,002	$(4,570)	$10,432

        Debt issuance costs include costs incurred in connection with the private placements of our 4.75% Convertible Senior Notes due 2015 (the "4.75% Senior Notes"). Amortization expense for the years ended December 31, 2011, 2010 and 2009 related to intangible assets was $2.2 million, $2.1 million and $2.6 million, respectively.

Note 8. Convertible Notes

        The components of the Convertible Notes are as follows (in thousands):

			December 31,
			Carrying Amount
	December 31, 2011 Interest Rates
Debt		Maturities	2011	2010
4.75% Convertible Senior Notes due 2015	4.75%	2015	$298,193	$276,445
Pfizer Convertible Subordinated Note due 2013	0.0%	2013	9,415	8,903
Pfizer Convertible Subordinated Note due 2014	0.0%	2014	8,545	8,084

Less current portion			—	—

			$316,153	$293,432

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes (Continued)

        Annual maturities of all Convertible Notes are as follows:

2012	$—
2013	10,000
2014	10,000
2015	400,000
Thereafter	—

$420,000

        The carrying amount and fair value of our Convertible Notes are as follows (in thousands):

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.75% Convertible Senior Notes due 2015	$298,193	753,760	$276,445	$832,400
Pfizer Convertible Subordinated Note due 2013	9,415	9,415	8,903	8,903
Pfizer Convertible Subordinated Note due 2014	8,545	8,545	8,084	8,084

	$316,153	$771,720	$293,432	$849,387

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes (Continued)

Pursuant to the Pledge and Escrow Agreement, we have pledged our interest in the escrow account to the Trustee under the Indenture as security for these interest payments. The amounts held in escrow, totaling $19.0 million as of December 31, 2011, are included within restricted cash (short-term) in the consolidated balance sheet.

        During the year ended December 31, 2009, through various privately negotiated transactions, we repurchased $96.2 million in face value of our 3 1/2% Convertible Senior Notes due 2011 (the "3 1/2% Senior Notes") and $131.0 million in face value of our 3 1/2% Convertible Subordinated Notes due 2011 (the "3 1/2% Subordinated Notes") . Among these transactions were the repurchases from the Baker Entities, a related party, of $38.3 million in face value of our 3 1/2% Senior Notes at a purchase price equal to 98.74% of face value and $59.1 million in face value of our 3 1/2% Subordinated Notes at a purchase price equal to 97.88% of face value. The prices paid by us in the repurchase transactions with the Baker Entities were equal to the weighted average prices paid by us to independent third parties in comparable transactions for the balance of the notes repurchased during this period.

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

        In connection with the collaborative research and license agreement, Pfizer purchased a $10.0 million principal amount Pfizer Note in February 2006 and an additional $10.0 million principal amount Pfizer Note in October 2007. The Pfizer Notes bear no interest, are due seven years from the date of issuance and are convertible into our common stock at initial conversion prices of $6.8423 and $9.75 per share,

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes (Continued)

respectively, subject to adjustments. At December 31, 2011 and 2010 the Pfizer Notes are subordinated to the 4.75% Senior Notes. We may, at our option, repay the Pfizer Notes beginning February 3, 2009 and October 10, 2010, respectively. Pfizer may require us to repay the Pfizer Notes upon a change of control, as defined. As the Pfizer Notes are non interest bearing, they have been discounted to their net present value of $6.8 million each by imputing interest at a rate of 4.5% and 3.9%, respectively, which represented market conditions in place at the time the notes were issued. The carrying value of the Pfizer Notes were $9.4 million and $8.5 million, respectively, at December 31, 2011. We will accrete the Pfizer Notes up to their face value over their term of seven years by recording interest expense under the effective interest method.

Note 9. Stockholders' Deficit

        Preferred Stock.    We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2011. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future. From September 30, 2009 to November 24, 2009 we had reserved 100,000 shares of preferred stock designated as series A preferred stock for issuance in connection with our 4.75% Senior Notes, as described in Note 7 above. On November 25, 2009, we filed a Certificate of Elimination of the Certificate of Designation of Series A Preferred Stock (the "Certificate of Elimination") with the Secretary of State of the State of Delaware relating to our Certificate of Designation of Series A Preferred Stock, which we had originally filed with the Secretary of State of the State of Delaware on September 29, 2009 (the "Certificate of Designation"). The Certificate of Elimination had the effect of eliminating from our Restated Certificate of Incorporation all matters set forth in the Certificate of Designation.

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

        Stock Compensation Plans.    As of December 31, 2011, we had reserved a total of 30,319,989 shares of our common stock for future issuance related to our stock plans as described below. Summaries of stock option activity for our stock option plans as of December 31, 2011, 2010 and 2009, and related information for the years ended December 31 are included in the plan descriptions below.

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

Directors, and expire after seven years. Options granted prior to February 2007 generally vest over four years, pursuant to a formula determined by our Board of Directors, and expire after ten years. Certain options granted in 2002 vest pro rata monthly over three years and expire after ten years. In May 2009, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 1991 Plan from 29,350,000 to 30,475,000.

        2010 Stock Incentive Plan.    In May 2010 the Board of Directors adopted the 2010 Stock Incentive Plan (the "2010 Plan") for issuance of common stock to employees, non-employee directors, consultants, and scientific advisors. Options granted to employees, consultants, and scientific advisors under the 2010 Plan vest over three years, pursuant to a formula determined by our Board of Directors, and expire after seven years. Each new non-employee director joining the Board will receive an option to purchase 35,000 shares of common stock which vest over four years. Additionally, members who continue to serve on the Board will receive annual option grants for 20,000 shares exercisable in full on the first anniversary of the date of the grant. All options are exercisable at the fair market value of the stock on the date of grant. Non-employee director options expire after ten years. In May 2010, our stockholders approved the number of shares of common stock reserved for issuance under the 2010 Plan of 5,400,000 plus the number of shares of Common Stock previously approved by our stockholders and remaining available for issuance and not subject to outstanding awards under the 1991 Plan and the 1993 Directors' Stock Option Plan (the "Directors' Plan"), which was 653,475 shares. Upon the approval of the 2010 Plan, no further grants could be made under the 1991 Plan or the Directors' Plan. In May 2011, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 6,053,475 to 12,553,475.

        Activity under the combined plans was as follows:

		Shares Subject to Outstanding Options
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at December 31, 2008	5,390,467	14,982,476	$8.67
Additional authorization	1,200,000	—	—
Options granted	(3,250,000)	3,250,000	$3.24
Options exercised	—	(104,919)	$5.49
Options expired	76,974	(76,974)	$10.45
Options cancelled	69,892	(69,892)	$6.84

Balance at December 31, 2009	3,487,333	17,980,691	$7.71
Additional authorization	5,400,000	—	—
Options granted	(4,138,584)	4,138,584	$10.87
Options exercised	—	(1,701,368)	$6.56
Options expired	—	(650)	$32.13
Options cancelled	37,945	(309,334)	$8.54

Balance at December 31, 2010	4,786,694	20,107,923	$8.44
Additional authorization	6,500,000	—	—
Options granted	(5,095,333)	5,095,333	$15.12
Options exercised	—	(2,294,586)	$7.17
Options expired	—	(592,085)	$17.44
Options cancelled	264,740	(320,006)	$13.89

Balance at December 31, 2011	6,456,101	21,996,579	$9.78

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stockholders' Deficit (Continued)

        Options to purchase a total of 15,604,786, 14,795,496 and 13,083,297 shares as of December 31, 2011, 2010 and 2009, respectively, were exercisable and vested. The aggregate intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 were $23.5 million, $12.3 million and $0.2 million, respectively. At December 31, 2011 the aggregate intrinsic value of options outstanding and vested options are $117.0 million and $108.6 million, respectively.

        The following table summarizes information about stock options outstanding as of December 31, 2011 for 2010 Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.46 - $2.46	26,000	4.34	$2.46	22,222	$2.46
$2.67 - $3.11	2,347,564	4.15	$3.08	2,272,258	$3.08
$3.36 - $5.97	2,351,729	3.26	$5.28	2,345,729	$5.29
$6.01 - $7.19	2,242,361	2.19	$7.01	2,219,472	$7.01
$7.25 - $8.99	3,016,320	2.71	$8.58	3,010,986	$8.58
$9.03 - $9.12	16,200	3.30	$9.06	16,200	$9.06
$9.41 - $9.41	2,455,491	4.88	$9.41	1,591,089	$9.41
$9.50 - $11.89	958,152	3.11	$10.88	833,511	$10.78
$11.98 - $11.98	2,534,629	2.91	$11.98	2,534,629	$11.98
$12.00 - $19.56	5,948,133	6.12	$14.91	758,690	$13.78

	21,896,579			15,604,786

        The above table excludes 100,000 restricted stock units granted to our Chief Executive Officer in December 2011.

        Employee Stock Purchase Plan.    On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan (the "ESPP"). In May 2009, our stockholders approved an increase in the number of shares of common stock available for grant from 4,600,000 shares to 5,350,000 shares. In May 2010, our stockholders approved an increase in the number of shares available for grant from 5,350,000 shares to 7,350,000 shares. In May 2011, our stockholders approved an increase in the number of shares available for grant from 7,350,000 shares to 8,350,000 shares. Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 896,939, 1,182,929 and 748,558 shares under the ESPP in 2011, 2010 and 2009, respectively. For the year ended December 31, 2011, 2010 and 2009 we recorded stock compensation expense of $1.0 million, $0.8 million and $0.6 million, respectively, as the ESPP is considered compensatory under the FASB stock compensation rules. As of December 31, 2011, 1,867,309 shares remain available for issuance under the ESPP.

Note 10. Stock Compensation

        Under FASB accounting guidance for stock compensation, we recorded $29.0 million, $14.9 million and $10.0 million, respectively, of stock compensation expense on our audited consolidated statement of operations for the year ended December 31, 2011, 2010 and 2009. We utilized the Black-Scholes valuation

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Stock Compensation (Continued)

model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Year Ended			Employee Stock Purchase Plan For the Year Ended
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
Average risk-free interest rates	0.97%	1.10%	1.06%	0.53%	0.66%	0.96%
Average expected life (in years)	3.30	2.97	2.95	0.50	0.50	0.50
Volatility	71%	74%	72%	36%	46%	78%
Weighted-average fair value (in dollars)	7.33	5.23	1.52	1.28	0.64	0.78

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

        Total compensation cost of options granted but not yet vested, as of December 31, 2011, was $18.2 million, which is expected to be recognized over the weighted average period of 3.10 years.

Note 11. Income Taxes

        A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Benefit at U.S. federal statutory rate	$(65,289)	$(11,146)	$(74,155)
Unbenefitted net operating losses and tax credits	57,102	(1,451)	59,012
Non-deductible derivative liabilities	—	—	12,005
Non-deductible amortization of debt discount	7,612	6,937	1,655
Expiring capital loss carryforward	—	5,371	—
Other	575	289	1,483

Provision for income taxes	$—	$—	$—

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income Taxes (Continued)

        Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Federal and state net operating loss carryforwards	$488,000	$408,000
Federal and state research credits	91,000	73,000
Capitalized research and development	20,000	25,000
Deferred revenue and accruals	72,000	98,000
Non-cash compensation	17,000	11,000
Investments	6,000	5,000
Other, net	(1,000)	1,000

Total gross deferred tax assets	693,000	621,000
Less valuation allowance for deferred tax assets	(693,000)	(621,000)

Net deferred tax assets	$—	$—

        The valuation allowance for deferred tax assets increased by approximately $72.0 million, $11.0 million and $68.0 million during the years ended December 31, 2011, 2010 and 2009, respectively. Management believes the uncertainty regarding the realization of net deferred tax assets requires a full valuation allowance.

        As of December 31, 2011, we had federal and state net operating loss carryforwards of approximately $1.2 billion that will expire at various dates beginning in 2021 through 2031, if not utilized. Our ability to utilize these NOLs may be limited under Internal Revenue Code Section 382 ("Section 382"). Section 382 imposes annual limitations on the utilization of NOL carryfowards and other tax attributes upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

        We completed a Section 382 analysis during 2010. Based on this analysis, our NOLs and other tax attributes accumulated through 2010 should not be limited under Section 382. We have not yet updated our Section 382 analysis through 2011. Our future utilization of all of our NOLs and other tax attributes is dependent upon our ability to generate sufficient income during the carryforward periods and no future significant changes in ownership. When tax attributes are used, NOLs are used before tax credits and this will likely result in expiration of the tax credits.

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

        We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2011 and 2010, we did not accrue any interest related to uncertain tax positions. Due

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income Taxes (Continued)

to NOL and tax credit carryforwards, all income tax returns filed by us are subject to examination by the taxing jurisdictions.

        In connection with the adoption of stock-based compensation guidance in 2006, we elected to follow the with-and-without approach to determine the sequence in which deductions and NOL carryforwards are utilized. Accordingly, no tax benefit related to stock options was recognized in any year as a result of the utilization of NOL carryforwards to offset any taxable income. The table of deferred tax assets shown above does not include certain deferred tax assets at December 31, 2011 and 2010 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for book purposes. Additional paid in capital will be increased by approximately $72.2 million if and when such deferred tax assets are ultimately realized.

        At December 31, 2011, we also had federal and state research and development tax credit carryforwards of approximately $93.1 million that will expire at various dates, beginning in 2012 through 2031, if not utilized.

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

        The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	2011	2010	2009
Outstanding stock options	21,996,579	20,107,923	17,980,691
Common shares issuable upon conversion of 4.75% Senior Notes	45,584,040	45,584,040	45,584,040
Common shares issuable upon conversion of 3 1/2% Senior Notes(1)	—	—	4,991,667
Common shares issuable upon conversion of 3 1/2% Subordinated Notes(1)	—	—	10,608,462
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641	1,025,641

Total potential common shares excluded from diluted net loss per share computation	70,067,756	68,179,100	81,651,997

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

Note 13. Defined Contribution Plan

        We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $0.9 million, $0.7 million and $0.6 million in 2011, 2010 and 2009, respectively.

Note 14. Related Party Transactions

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

        On September 30, 2009, we completed the sale, in a private placement, of $400.0 million aggregate principal amount of our 4.75% Senior Notes, which resulted in net proceeds of approximately $387.4 million. The Baker Entities purchased $160.0 million aggregate principal amount of 4.75% Senior Notes in this private placement, which they hold as of December 31, 2011. Through various privately negotiated transactions, we repurchased $96.2 million in face value of our 3 1/2% Senior Notes and $131.0 million in face value of our 3 1/2% Subordinated Notes. Among these transactions were the repurchases from the Baker Entities of $38.3 million in face value of our 3 1/2% Senior Notes at a purchase price equal to 98.74% of face value and $59.1 million in face value of our 3 1/2% Subordinated Notes at a purchase price equal to 97.88% of face value. The prices paid by us in the repurchase transactions with the Baker Entities were equal to the weighted average prices paid by us to independent third parties in comparable transactions for the balance of the notes repurchased during this period.

Note 15. Commitments

        As of December 31, 2011, we had a non-cancelable operating lease for our corporate headquarters facility in Wilmington, Delaware. This lease expires in June 2013. Rent expense for the years ended December 31, 2011, 2010 and 2009, was approximately $5.8 million, $5.4 million and $5.4 million, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments (Continued)

        As of December 31, 2011, future non-cancelable minimum payments under operating leases, including leases for sites included in the restructuring programs were as follows:

Year ended December 31,	Operating Leases
(in thousands)
2012	$6.2
2013	3.1
2014	—

Total minimum lease payments	$9.3

        The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

        Commitments related to Maxia Pharmaceuticals, Inc. are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. None of these milestones has been achieved as of December 31, 2011.

        We have entered into and may in the future seek to license additional rights relating to technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Interim Consolidated Financial Information (Unaudited)

(in thousands, except per share data)

	Fiscal 2011 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(1)	31,973	16,811	16,782	28,889
Net loss	(26,512)	(51,870)	(53,078)	(55,080)
Basic and diluted net loss per share	(0.21)	(0.41)	(0.42)	(0.44)
Shares used in computation of basic and diluted net loss per share	123,467	125,330	126,260	126,388

	Fiscal 2010 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(2)	17,288	49,847	16,872	85,870
Net income (loss)	(35,729)	3,044	(31,701)	32,541
Basic net income (loss) per share	(0.30)	0.03	(0.26)	0.26
Diluted net income (loss) per share	(0.30)	0.02	(0.26)	0.24
Shares used in computation of basic net income (loss) per share	119,727	121,630	122,189	122,966
Shares used in computation of diluted net income (loss) per share	119,727	128,291	122,189	180,204

(1)
In November 2009 and December 2009, we entered into a collaborative research and license agreements with Novartis and Lilly, respectively. The quarters ended March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011 include $31.8 million, $16.7 million, $16.7 million and $26.7 million, respectively of contract revenues relating to these agreements. The quarter ended December 31, 2011 also includes product revenues, net of $2.0 million related to JAKAFI.

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

        Changes in internal control over financial reporting.    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended December 31, 2011, that materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as follows: we added additional controls related to the commercialization of JAKAFI, including controls related to product revenue recognition, inventory costing and inventory management.

        Management's annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Incyte Corporation

        We have audited Incyte Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Incyte Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Incyte Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Incyte Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011 of Incyte Corporation and our report dated February 22, 2012 expressed an unqualified opinion thereon.

                        /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 22, 2012

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2012 Annual Meeting of Stockholders to be held on May 30, 2012 (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

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

Exhibit Number	Description of Document
10.1#	1991 Stock Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.4#	1993 Directors' Stock Option Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.5#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.7#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 20, 2011).
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

Exhibit Number	Description of Document
10.14.1#	Form of Employment Agreement, effective as of November 21, 2003 between the Company and David C. Hastings, Richard S. Levy, Paula J. Swain, (effective date of December 8, 2003) and Patricia S. Andrews (effective date of October 20, 2008) (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.14.2#
Form of Amendment to Employment Agreement, effective as of January 1, 2009, between the Company and Patricia S. Andrews, David C. Hastings, Richard S. Levy, and Paula J. Swain. (incorporated by reference to Exhibit 10.15.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.14.3#
Form of Employment Agreement, effective as of August 8, 2011, between the Company and Eric H. Siegel (incorporated by reference to Exhibit 10.14.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
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
10.23#	Incyte Corporation 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 20, 2011).

Exhibit Number	Description of Document
10.24#	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 20, 2010).
10.25#	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 20, 2010)
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
10.28#*	Form of Restricted Stock Unit Agreement under the 2010 Stock Incentive Plan.
10.29#*	Letter agreement, dated December 20, 2011, between the Company and Paul A. Friedman.
12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 104 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Definition Linkbase Document

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

***
In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

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

Date: February 22, 2012

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul A. Friedman, David C. Hastings, and Eric H. Siegel, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. FRIEDMAN Paul A. Friedman	Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2012
/s/ DAVID C. HASTINGS David C. Hastings	Chief Financial Officer (Principal Financial Officer) and Director	February 22, 2012
/s/ LAURENT CHARDONNET Laurent Chardonnet	Vice President, Finance and Treasurer (Principal Accounting Officer)	February 22, 2012
/s/ RICHARD U. DESCHUTTER Richard U. Deschutter	Chairman	February 22, 2012
/s/ BARRY M. ARIKO Barry M. Ariko	Director	February 22, 2012
/s/ JULIAN C. BAKER Julian C. Baker	Director	February 22, 2012
/s/ PAUL A. BROOKE Paul A. Brooke	Director	February 22, 2012
/s/ WENDY L. DIXON Wendy L. Dixon	Director	February 22, 2012
/s/ JOHN F. NIBLACK John F. Niblack	Director	February 22, 2012
/s/ ROY A. WHITFIELD Roy A. Whitfield	Director	February 22, 2012

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of November 11, 2002, by and among the Company, Maxia Pharmaceuticals, Inc. and other parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 25, 2003).
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
10.1#	1991 Stock Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.4#	1993 Directors' Stock Option Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.5#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 33-68138)).

Exhibit Number	Description of Document
10.7#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 20, 2011).
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
10.14.1#
Form of Employment Agreement, effective as of November 21, 2003 between the Company and David C. Hastings, Richard S. Levy, Paula J. Swain, (effective date of December 8, 2003) and Patricia S. Andrews (effective date of October 20, 2008) (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.14.2#
Form of Amendment to Employment Agreement, effective as of January 1, 2009, between the Company and Patricia S. Andrews, David C. Hastings, Richard S. Levy, and Paula J. Swain. (incorporated by reference to Exhibit 10.15.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.14.3#
Form of Employment Agreement, effective as of August 8, 2011, between the Company and Eric H. Siegel (incorporated by reference to Exhibit 10.14.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
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
10.23#	Incyte Corporation 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 20, 2011).
10.24#	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 20, 2010).
10.25#	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 20, 2010)
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
10.28#*	Form of Restricted Stock Unit Agreement under the 2010 Stock Incentive Plan.

Exhibit Number	Description of Document
10.29#*	Letter agreement, dated December 20, 2011, between the Company and Paul A. Friedman.
12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 104 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Definition Linkbase Document

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

***
In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

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