Form 10-Q
period 2012-03-31
INCYTE CORP
filed 2012-04-26
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 128,095,360 as of April 19, 2012.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2012	December 31, 2011*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$231,855	$273,164
Marketable securities—available-for-sale	4,556	4,430
Restricted cash and investments	19,295	19,294
Accounts receivable, net	13,010	6,415
Prepaid expenses and other current assets	7,446	7,475

Total current assets	276,162	310,778

Inventory	3,513	3,536
Property and equipment, net	6,232	6,431
Intangible and other assets, net	7,686	8,217

Total assets	$293,593	$328,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,174	$14,939
Accrued compensation	11,981	21,856
Interest payable	9,500	4,750
Accrued and other current liabilities	25,115	24,766
Deferred revenue-Product revenues	6,005	2,332
Deferred revenue-Collaborative agreements	66,978	66,971
Convertible subordinated note	9,546	—

Total current liabilities	142,299	135,614

Convertible senior notes	303,952	298,193
Convertible subordinated note	8,664	17,960
Deferred revenue-Collaborative agreements	87,535	104,272

Total liabilities	542,450	556,039

Stockholders’deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 128,039,345 and 126,471,999 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	128	126
Additional paid-in capital	1,404,076	1,380,725
Accumulated other comprehensive gain	1,935	1,642
Accumulated deficit	(1,654,996)	(1,609,570)
Total stockholders’ deficit	(248,857)	(227,077)

Total liabilities and stockholders’deficit	$293,593	$328,962

*   The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product revenues, net	$19,279	$—
Contract revenues	16,737	31,738
License and royalty revenues	163	235

Total revenues	36,179	31,973

Costs and expenses:
Cost of product revenues	11	—
Research and development	48,960	36,282
Selling, general and administrative	21,396	10,825
Other expenses	—	691

Total costs and expenses	70,367	47,798

Loss from operations	(34,188)	(15,825)
Interest and other income , net	52	72
Interest expense	(11,290)	(10,759)

Net loss	(45,426)	(26,512)

Basic and diluted net loss per share:	$(0.36)	$(0.21)

Shares used in computing basic and diluted net loss per share	127,203	123,467

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$(45,426)	$(26,512)

Other comprehensive gain:
Unrealized gain on marketable securities	293	103
Other comprehensive gain	293	103

Comprehensive loss	$(45,133)	$(26,409)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(45,426)	$(26,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	—	(109)
Depreciation and amortization of debt discounts	7,234	6,430
Stock-based compensation	9,932	6,946
Changes in operating assets and liabilities:
Accounts receivable	(6,595)	(10,878)
Prepaid expenses and other assets	29	(80)
Inventory	23	—
Accounts payable	(1,765)	(2,982)
Accrued and other current liabilities	(4,776)	(305)
Deferred revenue — Product revenues	3,673	—
Deferred revenue — Collaborative agreements	(16,730)	(16,732)
Net cash used in operating activities	(54,401)	(44,222)
Cash flows from investing activities:
Capital expenditures	(496)	(552)
Sales and maturities of marketable securities	167	576
Net cash (used in) provided by investing activities	(329)	24
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	13,421	4,129
Net cash provided by financing activities	13,421	4,129
Net decrease in cash and cash equivalents	(41,309)	(40,069)
Cash and cash equivalents at beginning of period	273,164	417,912
Cash and cash equivalents at end of period	$231,855	$377,843

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1.     Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary small molecule drugs for oncology and inflammation. Our pipeline includes compounds in various stages, ranging from preclinical to commercialized product.  Our most advanced compound, JAKAFI TM (ruxolitinib), was recently approved by the U.S. Food and Drug Administration (“FDA”) as a treatment for patients with intermediate or high-risk myelofibrosis.

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of March 31, 2012 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2012 and 2011, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2011 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and are recognized once we meet all four revenue recognition criteria. Upon receipt of product by the specialty pharmacy, we meet three of the four revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. However, at the time of receipt of product by the specialty pharmacy, we presently do not have the ability to estimate product that will ultimately be returned due to our lack of history with product revenues at this time. Accordingly, the price is not deemed fixed and determinable at this time since JAKAFI is a new and novel product, JAKAFI is the first approved treatment for myelofibrosis, and JAKAFI is the first commercial product for Incyte.

Therefore, we recognize revenue once the specialty pharmacy has filled the patient’s prescription for JAKAFI. This approach is frequently referred to as the “sell-through” revenue recognition model. Under the sell-through approach, revenue is recognized when the specialty pharmacy provides product to a patient based on the fulfillment of a prescription. Once the prescription has been filled and it is no longer in the specialty pharmacy’s inventory, it may no longer be returned to Incyte by the specialty pharmacy.

We recognize revenues for prescriptions filled net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patients assistance programs, and Medicare Part D coverage gap reimbursements. Product shipping and handling costs are included in cost of sales.

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

Rebates:  Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates are based in part of third party market research data, and data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarter’s unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Medicare Part D Coverage Gap:  Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based in part on third party market research data, and data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-payment assistance:  Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Contract, License and Royalty Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand- alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. Further information about our collaborative arrangements can be found below in Note 6, License Agreements. As of March 31, 2012, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the quarter ended March 31, 2012, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011, this updated guidance could have a material effect on our financial statements.

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials and work in process at March 31, 2012 and December 31, 2011 but we may also have finished goods at any given time. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statement of operations. As a result, inventory balances and cost of revenue for the next several quarters will reflect a lower average per unit cost of materials.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to achieve common fair value measurement and disclosure requirements. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards and is effective for fiscal years beginning after December 15, 2011. We adopted these amendments on January 1, 2012, and their adoption did not have a material impact on our consolidated results of operations, financial position or cash flows.

In June 2011, the FASB issued guidance on comprehensive income. This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This guidance is effective for us beginning January 1, 2012. We adopted this guidance on January 1, 2012, and the adoption did not have a material impact on our consolidated results of operations, financial position or cash flows.

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

At March 31, 2012 and December 31, 2011, our Level 2 mortgage-backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

Restricted cash and investments primarily consist of amounts held in escrow for interest payments on our 4.75% Convertible Senior Notes due 2015 (the “4.75% Senior Notes”) through October 2012. The restricted investments consist of U.S. Treasury notes.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of March 31, 2012
Cash and cash equivalents	$231,855	$—	$—	$231,855
Mortgage-backed securities	—	4,556	—	4,556
Restricted cash and investments	19,295	—	—	19,295
Total assets	$251,150	$4,556	$—	$255,706

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2011
Cash and cash equivalents	$273,164	$—	$—	$273,164
Mortgage-backed securities	—	4,430	—	4,430
Restricted cash and investments	19,294	—	—	19,294
Total assets	$292,458	$4,430	$—	$296,888

The following is a summary of our marketable security portfolio as of March 31, 2012 and December 31, 2011, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2012
Mortgage-backed securities	$3,176	$1,380	$—	$4,556
	$3,176	$1,380	$—	$4,556
December 31, 2011
Mortgage-backed securities	$3,343	$1,087	$—	$4,430
	$3,343	$1,087	$—	$4,430

Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

4.     Concentration of Credit Risk

In November 2011 we began commercialization and distribution of JAKAFI to a limited number of specialty pharmacies. In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company. In November 2009, we entered into a collaboration and license agreement with Novartis International Pharmaceutical Ltd.

For the three months ended March 31, 2012, one customer contributed 37% of total revenues.  For the three months ended March 31, 2011, one customer contributed 89% of total revenues.

Three customers comprised 64% of the accounts receivable balance at March 31, 2012. Three customers comprised 72% of the accounts receivable balance at December 31, 2011.

5.     Inventory

Inventories, stated at the lower of cost or market, consisted of raw materials and work in process of $3.5 million at March 31, 2012 and December 31, 2011, respectively. Inventory is classified as non-current on the condensed consolidated balance sheets as we do not expect this inventory to be consumed for commercial use within the next twelve months. We obtain a number of inventory components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral violation of the contractual terms under which we are supplied components by a single source supplier could adversely affect our total revenues and gross margins.

6.     License agreements

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.1 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $162.0 million for the achievement of development milestones, up to $450.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In 2011, we recognized and received a $15.0 million development milestone payment under this agreement for the achievement of a predefined milestone in an ongoing Phase I dose-escalation trial for INCB28060 in patients with solid tumors and a $10.0 million regulatory milestone payment for the approval of JAKAFI in the United States. In 2010 we recognized and received $50.0 million in development milestone payments for the initiation of the global Phase III trial, RESPONSE, in patients with polycythemia vera. We determined the 2011 and 2010 milestones to be substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also could receive tiered, double-digit royalties on future ruxolitinib sales outside of the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of INCB28060 after the initial Phase I clinical trial.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the condensed consolidated balance sheet. These costs will be recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At March 31, 2012 and December 31, 2011, $1.4 million and $2.3 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheet. Research and development expenses for the three months ended March 31, 2012 and 2011 were net of $0.0 million and $0.9 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $13.5 million and $28.5 million for the three months ended March 31, 2012 and 2011, respectively. Included in the amount for the three months ended March 31, 2011 was a $15.0 million milestone for INCB28060 from Novartis.

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

We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co-development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016, our estimated performance period under the agreement. Reimbursable costs incurred after the effective date with Lilly will be recorded net against the related research and development expenses. At March 31, 2012 and December 31, 2011, $0.0 million of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheet. Research and development expenses for the three months ended March 31, 2012 and 2011 were net of $0.0 million and $0.1 million, respectively, of costs reimbursed by Lilly.

Contract revenue under the Lilly agreement was $3.2 million for the three months ended March 31, 2012 and 2011.

7.     Stock compensation

We recorded $9.9 million and $6.9 million, respectively, of stock compensation expense on our condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011.

Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $6.7 million and $4.4 million and selling, general and administrative expense of $3.2 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Three Months Ended		Employee Stock Purchase Plan For the Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Average risk-free interest rates	0.47%	1.03%	0.33%	0.80%
Average expected life (in years)	3.81	3.23	0.25	0.24
Volatility	58%	72%	44%	32%
Weighted-average fair value (in dollars)	7.71	7.21	3.21	0.57

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

Total compensation cost of options granted but not yet vested, as of March 31, 2012, was $39.6 million, which is expected to be recognized over the weighted average period of 3.35 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2011	6,456,101	21,996,579	$9.78
Options granted	(4,369,000)	4,369,000	17.79
Options exercised	—	(1,567,346)	8.56
Options cancelled	69,001	(69,001)	15.61
Balance at March 31, 2012	2,156,102	24,729,232	$11.26
Exercisable, March 31, 2012	—	15,866,560	$8.64

8.     Debt

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pfizer convertible subordinated note due 2013	$9,546	$23,794	$9,415	$19,357
Pfizer convertible subordinated note due 2014	8,664	15,818	8,545	12,754
4.75% convertible senior notes due 2015	303,952	919,480	298,193	753,760
	$322,162	$959,092	$316,153	$785,871

The fair values of the 4.75% Senior Notes are based on quoted prices in an active market and, therefore, these convertible senior notes are classified within Level 1 in the fair value hierarchy. The fair values of the convertible subordinated notes issued to Pfizer (the “Pfizer Notes”) are based on a fair value model that incorporates both observable and unobservable inputs, including the quoted price of our common stock and an estimated discount rate, and, therefore, the Pfizer Notes are classified as Level 3 in the fair value hierarchy.

9.     Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Stock options and potential common shares issuable upon conversion of the 4.75% Senior Notes and the Pfizer Notes were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented. The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	2012	2011
Outstanding stock options	24,729,232	23,284,991
Common shares issuable upon conversion of 4.75% Senior Notes	45,584,040	45,584,040
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641
Total potential common shares excluded from diluted net loss per share computation	72,800,409	71,356,168

10.     Subsequent event

We expect to receive $40.0 million from Novartis in connection with a milestone for the April 2012 recommendation by the Committee for Medicinal Products for Human Use of the European Medicines Agency for the approval of ruxolitinib.   We expect to receive this milestone payment in the quarter ending June 30, 2012.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2012 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2011 included in our Annual Report on Form 10-K previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

•                  the discovery, development, formulation, manufacturing and commercialization of our compounds, our product candidates and JAKAFITM (ruxolitinib);

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

Our most advanced compound, JAKAFITM (ruxolitinib), also known as INCB18424 and INC424, is an oral Janus associated kinase (JAK) inhibitor that was recently approved by the U.S. Food and Drug Administration (FDA) as a treatment for patients with intermediate or high-risk myelofibrosis (MF), including primary MF, post-polycythemia vera MF and post-essential thrombocythemia MF. MF is a serious, life-threatening blood cancer that belongs to a group of diseases known as myeloproliferative neoplasms that include polycythemia vera and essential thrombocythemia.

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

JAKAFI is subject to a collaboration agreement with Novartis International Pharmaceutical Ltd. in which Novartis received exclusive development and commercialization rights to the product outside of the United States for all hematologic and oncology indications, including hematological malignancies, solid tumors and myeloproliferative neoplasms. Pursuant to the terms of the collaboration agreement with Novartis, we retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development milestones and royalties from product sales outside the United States.  In April 2012, a recommendation was made by the Committee for Medicinal Products for Human Use of the European Medicines Agency for the approval of ruxolitinib.

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

Our current pipeline includes the following compounds:

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

•                  Inventory.

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

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and are recognized once we meet all four revenue recognition criteria described above. Upon receipt of product by the specialty pharmacy, we meet three of the four revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. However, at the time of receipt of product by the specialty pharmacy, we presently do not have the ability to estimate product that will ultimately be returned due to our lack of history with product revenues at this time. Accordingly, the price is not deemed fixed and determinable at this time since JAKAFI is a new and novel product, JAKAFI is the first approved treatment for intermediate or high-risk myelofibrosis, and JAKAFI is the first commercial drug product for Incyte.

Therefore, we recognize revenue once the specialty pharmacy has filled the patient’s prescription for JAKAFI. This approach is frequently referred to as the “sell-through” revenue recognition model. Under the sell-through approach, revenue is recognized when the specialty pharmacy provides product to a patient based on the fulfillment of a prescription. Once the prescription has been filled and it is no longer in the specialty pharmacy’s inventory, it may no longer be returned to Incyte by the specialty pharmacy.

We recognize revenues for prescriptions filled net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patients assistance programs, and Medicare Part D coverage gap reimbursements. Product shipping and handling costs are included in cost of sales.

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

Rebates:  Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g., Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for the expected utilization of rebates are based in part on third party market research data, and data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarter’s unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Medicare Part D Coverage Gap:  Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for expected Medicare Part D coverage gap are based in part on third party market research data, and data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-payment assistance:  Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Contract, License and Royalty Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand- alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of March 31, 2012, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the quarter ended March 31, 2012, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Accounting guidance for stock compensation requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $9.9 million and $6.9 million of stock compensation expense for the three months ended March 31, 2012 and 2011, respectively.

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

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials and work in process at March 31, 2012 and December 31, 2011, respectively, but we may also have work in process and finished goods at any given time. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statement of operations. As a result, inventory balances and cost of revenue for the next several quarters will reflect a lower average per unit cost of materials.

Results of Operations

We recorded a net loss of $45.4 million and basic and diluted net loss per share of $0.36 for the three months ended March 31, 2012, as compared to a net loss of $26.5 million and basic and diluted net loss per share of $0.21 in the corresponding period in 2011.

Revenues.

	For the three months ended, March 31,
	2012	2011
	(in millions)
Product revenues, net	$19.3	$—
Contract revenues	16.7	31.8
License and royalty revenues	0.2	0.2
Total revenues	$36.2	$32.0

During the three months ended March 31, 2012, $21.2 million of JAKAFI was delivered to patients and recognized as gross revenue.  Product revenues from the sale of JAKAFI are recorded net of estimated pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned discounts each period. We recorded estimated governmental rebates and chargebacks of approximately $1.1 million, prompt pay discounts and distribution fees of $0.7 million and co-pay assistance and other discounts of $0.1 million, resulting in product revenues, net of $19.3 million for the three months ended March 31, 2012.  As we currently have no historical data on returns, we currently use the sell-through method for revenue recognition under which we defer revenue until the patient receives JAKAFI. We plan to transition to the sell-in method of recognizing revenue when JAKAFI is received by the specialty pharmacy once a sufficient period of time has elapsed to enable us to estimate product returns.

Our contract revenues were $16.7 million and $31.8 million for the three months ended March 31, 2012 and 2011, respectively, which included a $15.0 million milestone for INCB28060 recognized under the Novartis agreement during the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010.

Cost of Revenues

We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval have been recorded as research and development expenses in our statement of operations. As a result, cost of revenues for the next several quarters will reflect a lower average per unit cost of materials. Cost of revenues were de minimis during the three months ended March 31, 2012 and 2011, respectively.

Operating Expenses.

Research and development expenses.

	For the three months ended, March 31,
	2012	2011
	(in millions)
Salary and benefits related	$15.8	$12.8
Stock compensation	6.7	4.4
Clinical research and outside services	19.9	13.7
Occupancy and all other costs	6.6	5.4

Total research and development expenses	$49.0	$36.3

We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three months ended March 31, 2011 to the three months ended March 31, 2012 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from the three months ended March 31, 2011 to the three months ended March 31, 2012 was primarily the result of increased development costs due to timing of our clinical trial activities and advancement of our pipeline. Research and development expenses for the three months ended March 31, 2012 and 2011 were net of $0.0 million and $1.0 million, respectively, of costs reimbursed by our collaborative partners. The increase in occupancy and all other costs from the three months ended March 31, 2011 to the three months ended March 31, 2012 was primarily the result of increased laboratory expenses. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

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

Selling, general and administrative expenses.

	For the three months ended, March 31,
	2012	2011
	(in millions)
Salary and benefits related	$7.6	$3.2
Stock compensation	3.2	2.5
Other contract service and outside costs	10.6	5.1

Total selling, general and administrative expenses	$21.4	$10.8

Salary and benefits related expense increased from the three months ended March 31, 2011 to the three months ended March 31, 2012 due to increased headcount. This increased headcount was due to hiring our sales force and the commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high-risk myelofibrosis.

Interest Expense.    Interest expense for the three months ended March 31, 2012 and 2011 was $11.3 million and $10.8 million, respectively.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through March 31, 2012. Because of those losses, we had an accumulated deficit of $1.7 billion as of March 31, 2012. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At March 31, 2012, we had available cash, cash equivalents, and marketable securities of $236.4 million, excluding a funded restricted cash and investment escrow account of $19.0 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and U.S. government agency and non-agency mortgage-backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $54.4 million for the three months ended March 31, 2012, compared to $44.2 million used in operating activities for the three months ended March 31, 2011.  The $10.2 million increase was due primarily to our higher net loss.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash used in investing activities was $0.3 million for the three months ended March 31, 2012, which represented primarily sales and maturities of marketable securities of $0.2 million offset by capital expenditures of $0.5 million.  Net cash provided by investing activities was $0.0 million for the three months ended March 31, 2011, which represented primarily sales and maturities of marketable securities of $0.6 million offset by capital expenditures of $0.6 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, and acquisitions, including possible earn-out payments to former stockholders of Maxia Pharmaceuticals, Inc.

Net cash provided by financing activities was $13.4 million and $4.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively, representing proceeds from the issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of March 31, 2012 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$20.0	$10.0	$10.0	$—	$—
Principal on convertible senior debt	400.0	—	—	400.0	—
Interest on convertible senior debt	76.0	19.0	38.0	19.0	—
Non-cancelable operating lease obligations:
Related to corporate headquarters	7.6	6.1	1.5	—	—
Total contractual obligations	$503.6	$35.1	$49.5	$419.0	$—

We have funded an escrow account of $19.0 million as of March 31, 2012 for interest payments through October 2012 on our 4.75% convertible senior notes.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to Maxia Pharmaceuticals, Inc. are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock. None of these milestones has been achieved as of March 31, 2012.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of March 31, 2012, cash, cash equivalents and marketable securities were $236.4 million, excluding a funded restricted cash and investment escrow account of $19.0 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2012, the decline in fair value would not be material.

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

Changes in internal control over financial reporting.   There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended March 31, 2012, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We do not currently operate manufacturing facilities for commercial production of JAKAFI. Accordingly, we will be subject to the risks described below under “—Other Risks Relating to Our Business—Our reliance on other parties to manufacture our drug candidates could result in a short supply of the drugs, delays in clinical trials or drug development, increased costs, and withdrawal or denial of a regulatory authority’s approval.”

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

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In recent years, several states and localities, including California, Connecticut, the District of Columbia, Maine, Minnesota, Nevada, New Mexico, Texas, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Additionally, as part of the Patient Protection and Affordable Care Act, the federal government has enacted the Physician Payment Sunshine provisions. Beginning in 2013, the Sunshine provisions require manufacturers to publicly report any gifts and payments made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity. See also “—Other Risks Relating to our Business—If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business” below.

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

We had net losses from inception in 1991 through 1996 and in 1999 through March 31, 2012. Because of those losses, we had an accumulated deficit of $1.7 billion as of March 31, 2012. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2012 and in future periods as well.

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

As of March 31, 2012, the aggregate principal amount of our total consolidated debt was $420.0 million and our stockholders’ deficit was $248.9 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of March 31, 2012, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. As of March 31, 2012, $400.0 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, are $19.0 million. Funds sufficient to pay interest payments through October 2012 on our 4.75% convertible senior notes are held in an escrow account as security for these interest payments. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our 4.75% convertible senior notes or under our notes held by Pfizer, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived all of our revenues for the three months ended March 31, 2012 from JAKAFI product sales, our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

Item 6.           Exhibits

Exhibit Number	Description of Document

10.14#	Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and David C. Hastings, Patricia S. Andrews, Richard S. Levy, Eric H. Siegel and Paula J. Swain

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

#            Indicates management contract of compensatory plan or arrangement.

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

INCYTE CORPORATION

Dated:	April 26, 2012	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	April 26, 2012	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

10.14#	Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and David C. Hastings, Patricia S. Andrews, Richard S. Levy, Eric H. Siegel and Paula J. Swain

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

#            Indicates management contract of compensatory plan or arrangement.

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