Form 10-Q
period 2012-09-30
INCYTE CORP
filed 2012-11-01
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 131,207,611 as of October 25, 2012.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2012	December 31, 2011*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$239,083	$273,164
Marketable securities—available-for-sale	4,516	4,430
Restricted cash and investments	9,500	19,294
Accounts receivable, net	16,540	6,415
Inventory	190	—
Prepaid expenses and other current assets	8,899	7,475

Total current assets	278,728	310,778

Inventory	5,018	3,536
Property and equipment, net	6,169	6,431
Intangible and other assets, net	6,620	8,217

Total assets	$296,535	$328,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,764	$14,939
Accrued compensation	15,839	21,856
Interest payable	9,500	4,750
Accrued and other current liabilities	22,749	24,766
Deferred revenue-Product revenues	—	2,332
Deferred revenue-Collaborative agreements	66,973	66,971
Convertible subordinated note	9,816	—

Total current liabilities	137,641	135,614

Convertible senior notes	315,874	298,193
Convertible subordinated note	8,909	17,960
Deferred revenue-Collaborative agreements	54,061	104,272

Total liabilities	516,485	556,039

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 131,113,577 and 126,471,999 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	131	126
Additional paid-in capital	1,450,439	1,380,725
Accumulated other comprehensive gain	2,149	1,642
Accumulated deficit	(1,672,669)	(1,609,570)
Total stockholders’ deficit	(219,950)	(227,077)

Total liabilities and stockholders’ deficit	$296,535	$328,962

*      The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product revenues, net	$43,695	$—	$92,700	$—
Contract revenues	16,737	16,737	90,211	65,211
Other revenues	60	45	302	354

Total revenues	60,492	16,782	183,213	65,565

Costs and expenses:
Cost of product revenues	31	—	58	—
Research and development	50,079	44,604	150,627	126,830
Selling, general and administrative	20,520	14,282	61,634	37,067
Other expenses	—	—	—	712

Total costs and expenses	70,630	58,886	212,319	164,609

Loss from operations	(10,138)	(42,104)	(29,106)	(99,044)
Interest and other income, net	27	45	393	249
Interest expense	(11,573)	(11,019)	(34,293)	(32,666)

Loss before income taxes	$(21,684)	$(53,078)	$(63,006)	$(131,461)

Provision for income taxes	26	—	93	—

Net loss	$(21,710)	$(53,078)	$(63,099)	$(131,461)

Basic and diluted net loss per share:	$(0.17)	$(0.42)	$(0.49)	$(1.05)

Shares used in computing basic and diluted net loss per share	130,851	126,260	129,093	125,019

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(21,710)	$(53,078)	$(63,099)	$(131,461)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	429	(130)	507	(165)
Other comprehensive gain (loss)	429	(130)	507	(165)

Comprehensive loss	$(21,281)	$(53,208)	$(62,592)	$(131,626)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(63,099)	$(131,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charges	—	20
Depreciation and amortization of debt discounts	22,214	19,948
Stock-based compensation	29,426	21,536
Changes in operating assets and liabilities:
Accounts receivable	(10,125)	3,239
Prepaid expenses and other assets	8,370	7,628
Inventory	(1,672)	—
Accounts payable	(2,175)	265
Accrued and other current liabilities	(3,220)	7,099
Deferred revenue — Product revenues	(2,332)	—
Deferred revenue — Collaborative agreements	(50,209)	(50,210)
Net cash used in operating activities	(72,822)	(121,936)
Cash flows from investing activities:
Capital expenditures	(1,909)	(2,807)
Sales and maturities of marketable securities	421	1,445
Net cash used in investing activities	(1,488)	(1,362)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	40,229	17,714
Net cash provided by financing activities	40,229	17,714
Net decrease in cash and cash equivalents	(34,081)	(105,584)
Cash and cash equivalents at beginning of period	273,164	417,912
Cash and cash equivalents at end of period	$239,083	$312,328

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of September 30, 2012 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three and nine months ended September 30, 2012 and 2011, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2011 has been derived from audited financial statements.

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

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and are recognized once we meet all four revenue recognition criteria:  persuasive evidence of an arrangement existing, delivery of products, collectability being reasonably assured, and amounts payable being fixed and determinable. In November 2011, we began shipping JAKAFI to our specialty pharmacy customers, which in turn dispense JAKAFI to patients in fulfillment of prescriptions. As JAKAFI was a new and novel product, the first approved treatment for intermediate or high-risk myelofibrosis, and the first commercial product for Incyte, we could not reasonably assess potential product returns. As a result of our inability to estimate product returns, the price of JAKAFI was not deemed fixed and determinable, and we deferred the recognition of revenues on product shipments of JAKAFI until the product was shipped by our specialty pharmacy customers to patients. Based on our actual experience with product returns through the three months ended September 30, 2012, we now have the ability to estimate product returns and the price of JAKAFI is now deemed fixed and determinable.  As a result, during the three months ended September 30, 2012, we began to recognize revenue for product sales of JAKAFI at the time the product was received by our specialty pharmacy customers. Due to this change in revenue recognition methodology, net product revenues for the three months ended September 30, 2012 included $9.0 million of revenues that were deferred in prior periods and the basic and diluted net loss per share for the three months ended September 30, 2012 included a benefit of $0.07 related to revenue deferred in prior periods.

We recognize revenues for product received by our specialty pharmacy net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and Medicare Part D coverage gap reimbursements. Product shipping and handling costs are included in cost of sales.

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

Medicare Part D Coverage Gap:  Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-payment assistance:  Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. Further information about our collaborative arrangements can be found below in Note 6, License Agreements. As of September 30, 2012, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three and nine months ended September 30, 2012, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011, this updated guidance could have a material effect on our financial statements.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials and work in process at September 30, 2012 and December 31, 2011 but we may also have finished goods at any given time. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, inventory balances and cost of revenue for the next several quarters will reflect a lower average per unit cost of materials.

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

In June 2011, the FASB issued guidance on comprehensive income. This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This guidance was effective for us beginning January 1, 2012and the adoption did not have a material impact on our consolidated results of operations, financial position or cash flows.

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

At September 30, 2012 and December 31, 2011, our Level 2 mortgage-backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

Restricted cash and investments primarily consist of amounts held in escrow for interest payments on our 4.75% Convertible Senior Notes due 2015 (the “4.75% Senior Notes”) through October 2012. The restricted investments consist of U.S. Treasury notes.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of September 30, 2012
Cash and cash equivalents	$239,083	$—	$—	$239,083
Mortgage-backed securities	—	4,516	—	4,516
Restricted cash and investments	9,500	—	—	9,500
Total assets	$248,583	$4,516	$—	$253,099

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2011
Cash and cash equivalents	$273,164	$—	$—	$273,164
Mortgage-backed securities	—	4,430	—	4,430
Restricted cash and investments	19,294	—	—	19,294
Total assets	$292,458	$4,430	$—	$296,888

The following is a summary of our marketable security portfolio as of September 30, 2012 and December 31, 2011, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2012
Mortgage-backed securities	$2,697	$1,819	$—	$4,516
	$2,697	$1,819	$—	$4,516
December 31, 2011
Mortgage-backed securities	$3,343	$1,087	$—	$4,430
	$3,343	$1,087	$—	$4,430

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

For the three and nine months ended September 30, 2012, one customer contributed 22% and 44%, respectively, of total revenues.  For the three and nine months ended September 30, 2011, one customer contributed 81% and 85%, respectively, of total revenues.

Three customers comprised 56% of the accounts receivable balance at September 30, 2012. Three customers comprised 72% of the accounts receivable balance at December 31, 2011.

5.     Inventory

Inventories, stated at the lower of cost or market, consisted of raw materials, work in process and finished goods of $5.2 million at September 30, 2012 and raw materials and work in process of $3.5 million at December 31, 2011. At September 30, 2012, $0.2 million of inventory was classified as current on the condensed consolidated balance sheets as we expect this inventory to be consumed for commercial use within the next twelve months. At September 30, 2012 and December 31, 2011, $5.0 million and $3.5 million of inventory, respectively,  was classified as non-current on the condensed consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain a number of inventory components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral violation of the contractual terms under which we are supplied components by a single source supplier could adversely affect our total revenues and gross margins.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.1 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $162.0 million for the achievement of development milestones, up to $450.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. During the nine months ended September 30, 2012, we recognized and received a $40.0 million regulatory milestone under this agreement for the achievement of a predefined milestone based on the recommendation by the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) for approval of ruxolitinib (marketed as JAKAVI® outside the United States) in the European Union (EU).  In 2011, we recognized and received a $15.0 million development milestone payment under this agreement for the achievement of a predefined milestone in an ongoing Phase I dose-escalation trial for INCB28060 in patients with solid tumors and a $10.0 million regulatory milestone payment for the approval of JAKAFI in the United States. In 2010 we recognized and received $50.0 million in development milestone payments for the initiation of the global Phase III trial, RESPONSE, in patients with polycythemia vera. We determined the 2012, 2011 and 2010 milestones to be substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also could receive tiered, double-digit royalties on future ruxolitinib sales outside of the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of INCB28060 after the initial Phase I clinical trial.

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

We determined that there were two deliverables under the agreement: (i) the ex-U.S. license for ruxolitinib and (ii) our obligations in connection with our participation on the joint development committee for myelofibrosis and polycythemia vera/essential thrombocythemia. We concluded that these deliverables should be accounted for as a single unit of accounting and the $150.0 million upfront payment received in December 2009 and the immediate $60.0 million milestone payment received in January 2010 should be recognized on a straight line basis through December 2013 when we estimate we will complete our obligations in connection with our participation on the joint development committee, our estimated performance period under the agreement. We have no further substantive obligations to Novartis after the completion of our obligations in connection with the joint development committee.

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the condensed consolidated balance sheets. These costs will be recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At   September 30, 2012 and December 31, 2011, $2.7 million and $2.3 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheet. Research and development expenses for the three and nine months ended September 30, 2012 were net of $2.5 million and $3.0 million, respectively, of costs reimbursed by Novartis. Research and development expenses for the three and nine months ended September 30, 2011 were net of $0.7 million and $2.2 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $13.5 million and $80.6 million, respectively, for the three and nine months ended September 30, 2012, and included a $40.0 million milestone for recommendation by the CHMP of the EMA for approval of JAKAVI in the EU that was earned during the nine months ended September 30, 2012. Contract revenue under the Novartis agreement was $13.5 million and $55.6 million, respectively, for the three and nine months ended September 30, 2011, and included a $15.0 million milestone related to INCB28060 that was earned during the nine months ended September 30, 2011.

Lilly

In December 2009, we entered into a License, Development and Commercialization Agreement with Eli Lilly and Company. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor   baricitinib, also known as LY3009104 (INCB28050), and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. In 2010, we recognized and received a $30.0 million development milestone payment based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone payment for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined the 2010 milestones to be substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also could receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20% if the product is successfully commercialized.

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

Contract revenue under the Lilly agreement was $3.2 million and $9.6 million, respectively, for the three and nine months ended September 30, 2012. Contract revenue under the Lilly agreement was $3.2 million and $9.6 million, respectively, for the three and nine months ended September 30, 2011.

7.              Stock compensation

We recorded $9.5 million and $29.4 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012, respectively. We recorded $7.4 million and $21.5 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011, respectively.

Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $6.4 million, $19.6 million, $4.8 million and $14.0 million and selling, general and administrative expense of $3.1 million, $9.8 million, $2.6 million and $7.5 million for the three and nine months ended September 30, 2012 and 2011, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Average risk-free interest rates	0.46%	0.54%	0.48%	0.99%	0.25%	0.57%	0.25%	0.57%
Average expected life (in years)	4.13	3.69	3.87	3.29	0.50	0.50	0.50	0.50
Volatility	50%	70%	57%	71%	53%	35%	53%	35%
Weighted-average fair value (in dollars)	8.59	8.15	7.84	7.35	3.84	1.13	3.84	1.13

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

Total compensation cost of options granted but not yet vested, as of September 30, 2012, was $26.1 million, which is expected to be recognized over the weighted average period of 3.87 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2011	6,456,101	21,996,579	$9.78
Additional authorized	4,000,000	—	—
Options granted	(5,003,000)	5,003,000	18.23
Options exercised	—	(4,410,712)	8.52
Options expired	(21,757)	—
Options cancelled	423,065	(423,065)	16.01
Balance at September 30, 2012	5,854,409	22,165,802	$11.82
Exercisable, September 30, 2012	—	14,658,799	$9.26

8.              Debt

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pfizer convertible subordinated note due 2013	$9,816	$22,995	$9,415	$19,357
Pfizer convertible subordinated note due 2014	8,909	14,697	8,545	12,754
4.75% convertible senior notes due 2015	315,874	858,840	298,193	753,760
	$334,599	$896,532	$316,153	$785,871

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

9.              Net income (loss) per share

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Nine months ended September 30,
	2012	2011

Stock options	22,165,802	22,555,801
Common shares issuable upon conversion of 4.75% Senior Notes	45,584,040	45,584,040
Common shares issuable upon conversion of Pfizer Note due 2013	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641

Total potential common shares excluded from diluted net loss per share computation	70,236,979	70,626,978

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2012 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2011 included in our Annual Report on Form 10-K previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

•                  the discovery, development, formulation, manufacturing and commercialization of our compounds, our product candidates and JAKAFI®/JAKAVI ® (ruxolitinib);

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

•                  our ability to achieve a significant market share in order to achieve or maintain profitability;

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

Our most advanced compound, JAKAFI (ruxolitinib), is an oral Janus associated kinase (JAK) inhibitor that is approved by the U.S. Food and Drug Administration (FDA) as a treatment for patients with intermediate or high-risk myelofibrosis (MF), including primary MF, post-polycythemia vera MF and post-essential thrombocythemia MF. MF is a serious, life-threatening blood cancer that belongs to a group of diseases known as myeloproliferative neoplasms that include polycythemia vera and essential thrombocythemia.

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

Ruxolitinib, marketed as JAKAVI outside the United States, is subject to a collaboration agreement with Novartis International Pharmaceutical Ltd. in which Novartis received exclusive development and commercialization rights to the product outside of the United States for all hematologic and oncologic indications, including hematological malignancies, solid tumors and myeloproliferative neoplasms. Pursuant to the terms of the collaboration agreement with Novartis, we retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development milestones and royalties from product sales outside the United States.  In August 2012, the European Commission approved JAKAVI for the treatment of disease-related splenomegaly or symptoms in adult patients with primary MF (also known as chronic idiopathic MF), post-polycythemia vera MF or post-essential thrombocythemia MF.

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

We have a second oral JAK1 and JAK2 inhibitor, baricitinib, also known as LY3009104 (INCB28050), which is subject to a collaboration agreement with Eli Lilly and Company in which Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases. We could receive tiered, double-digit royalty payments on future global sales of products subject to the agreement with rates ranging up to 20% if the products are successfully commercialized. This collaboration also contains an option for us to co-develop compounds for any inflammatory and autoimmune disease, whereby we fund 30% of development costs from Phase IIb through regulatory approval for that indication in exchange for tiered royalties ranging up to the high twenties on potential future sales. We exercised our co-development option for the development of baricitinib in rheumatoid arthritis in 2010. A Phase IIb trial of baricitinib in patients with rheumatoid arthritis was recently completed and the Phase III program of this compound in patients with rheumatoid arthritis has started to screen patients.  Baricitinib is also in Phase II trials for patients with moderate-to-severe psoriasis and patients with diabetic nephropathy.

We have several other orally available small molecule compounds that are in various stages of development. We intend to continue our investment in drug discovery to expand our pipeline.

Our current pipeline includes the following compounds:

Target/Drug Compound	Indication	Status
JAK1 and JAK2
JAKAFI(1)	Intermediate or High-Risk Myelofibrosis(5)	FDA Approved—Marketed
Ruxolitinib(INCB18424)(1)	Polycythemia Vera	Phase III
Ruxolitinib(INCB18424)(1)	Essential Thrombocythemia	Phase II
Ruxolitinib(INCB18424)(1)	Pancreatic Cancer	Phase II
Ruxolitinib(INCB18424)(1)	Solid Tumors and Other Hematologic Malignancies(6)	Phase I and Phase II
Baricitinib (LY3009104/INCB28050)(2)	Rheumatoid Arthritis	Phase III
Baricitinib (LY3009104/INCB28050)(3)	Psoriasis	Phase IIb
Baricitinib (LY3009104/INCB28050)(3)	Diabetic Nephropathy	Phase II
c-MET
INCB28060(4)	Solid Tumors	Phase I
IDO
INCB24360	Solid Tumors	Phase II

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

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and are recognized once we meet all four revenue recognition criteria:  persuasive evidence of an arrangement existing, delivery of products, collectability being reasonably assured, and amounts payable being fixed and determinable. In November 2011, we began shipping JAKAFI to our specialty pharmacy customers, which in turn dispense JAKAFI to patients in fulfillment of prescriptions. As JAKAFI was a new and novel product, the first approved treatment for intermediate or high-risk myelofibrosis, and the first commercial product for Incyte, we could not reasonably assess potential product returns. As a result of our inability to estimate product returns, the price of JAKAFI was not deemed fixed and determinable, and we deferred the recognition of revenues on product shipments of JAKAFI until the product was shipped by our specialty pharmacy customers to patients. Based on our actual experience with product returns through the three months ended September 30, 2012, we now have the ability to estimate product returns and the price of JAKAFI is now deemed fixed and determinable.  As a result, during the three months ended September 30, 2012, we began to recognize revenue for product sales of JAKAFI at the time the product was received by our specialty pharmacy customers.  Due to this change in revenue recognition methodology, net product revenues for the three months ended September 30, 2012 included $9.0 million of revenues that were deferred in prior periods and the basic and diluted net loss per share for the three months ended September 30, 2012 included a benefit of $0.07 related to revenue deferred in prior periods.

We recognize revenues for product received by our specialty pharmacy net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and Medicare Part D coverage gap reimbursements. Product shipping and handling costs are included in cost of sales.

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

Medicare Part D Coverage Gap:  Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-payment assistance:  Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of September 30, 2012, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three and nine months ended September 30, 2012, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011, this updated guidance could have a material effect on our financial statements.

Our collaborations often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events. These three categories of milestone events reflect the three stages of the life-cycle of our drugs, which we describe in more detail in the following paragraphs.

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

Stock Compensation.  Accounting guidance for stock compensation requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $9.5 million and $29.4 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012, respectively. We recorded $7.4 million and $21.5 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011, respectively.

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

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials, work in process and finished goods at September 30, 2012 and raw materials and work in process at December 31, 2011. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statement of operations. As a result, inventory balances and cost of revenue for the next several quarters will reflect a lower average per unit cost of materials.

Results of Operations

We recorded a net loss of $21.7 million or $0.17 per share (basic and diluted) for the three months ended September 30, 2012, as compared to a net loss of $53.1 million or $0.42 per share (basic and diluted) for the same period in 2011. The net loss for the nine months ended September 30, 2012 was $63.1 million, or $0.49 per share (basic and diluted), as compared to $131.5 million, or $1.05 per share (basic and diluted), for the same period in 2011.

Revenues.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Product revenues, net	$43.7	$—	$92.7	$—
Contract revenues	16.7	16.8	90.2	65.2
Other revenues	0.1	—	0.3	0.4
Total revenues	$60.5	$16.8	$183.2	$65.6

Prior to the three months ended September 30, 2012, we used the sell-through method for revenue recognition as we had limited historical data on product returns.  Under the sell-through method, we deferred revenue until the patients received JAKAFI. In the three months ended September 30, 2012, we determined that we had sufficient experience with product returns and transitioned to the sell-in method for recognizing revenue, under which we recognize revenue for product sales of JAKAFI at the time the product is received by our specialty pharmacy customers. Due to this change in revenue recognition, net product revenues for the three months ended September 30, 2012 included $9.0 million of revenues that were deferred in prior periods and the basic and diluted net loss per share for the three months ended September 30, 2012 included a benefit of $0.07 related to revenue deferred in prior periods.

During the three months ended September 30, 2012, $47.2 million of product sales of JAKAFI was recognized as gross revenue.  Product revenues from the sale of JAKAFI are recorded net of estimated pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned discounts each period. We recorded estimated governmental rebates and chargebacks of approximately $2.0 million, prompt pay discounts and distribution fees of $1.2 million and co-pay assistance and other discounts of $0.3 million, resulting in product revenues, net of $43.7 million for the three months ended September 30, 2012.

During the nine months ended September 30, 2012, $100.3 million of product sales of JAKAFI was recognized as gross revenue.  We recorded estimated governmental rebates and chargebacks of approximately $4.3 million, prompt pay discounts and distribution fees of $2.8 million and co-pay assistance and other discounts of $0.5 million, resulting in product revenues, net of $92.7 million for the nine months ended September 30, 2012.

Our contract revenues were $16.7 million, $90.2 million, $16.8 million and $65.2 million for the three and nine months ended September 30, 2012 and 2011, respectively, which included a $40.0 million milestone payment based on the recommendation by the Committee for Medicinal Products for Human Use of the European Medicines Agency for approval of ruxolitinib in the European Union recognized under the Novartis agreement during the nine months ended September 30, 2012 and a $15.0 million milestone payment related to INCB28060 recognized under the Novartis agreement during the nine months ended September 30, 2011.

For the three and nine months ended September 30, 2012 and 2011, in addition to the recognition of milestones described above, contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010.

Cost of Revenues

We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval have been recorded as research and development expenses in our statement of operations. As a result, cost of revenues for the next several quarters will reflect a lower average per unit cost of materials. Cost of revenues were de minimis during the three and nine months ended September 30, 2012.

Operating Expenses.

Research and development expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Salary and benefits related	$14.4	$13.1	$45.3	$38.9
Stock compensation	6.4	4.8	19.6	14.0
Clinical research and outside services	23.3	20.7	67.5	57.9
Occupancy and all other costs	6.0	6.0	18.2	16.0

Total research and development expenses	$50.1	$44.6	$150.6	$126.8

We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2012 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2012 was primarily the result of increased development costs due to timing of our clinical trial activities and advancement of our pipeline. Research and development expenses for the three and nine months ended September 30, 2012 and 2011 were net of $2.5 million, $3.0 million, $0.7 million and $2.4 million, respectively, of costs reimbursed by our collaborative partners. The increase in occupancy and all other costs from the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2012 was primarily the result of increased laboratory expenses. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

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

Selling, general and administrative expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Salary and benefits related	$7.2	$5.1	$22.3	$11.8
Stock compensation	3.1	2.6	9.8	7.5
Other contract service and outside costs	10.2	6.6	29.5	17.8

Total selling, general and administrative expenses	$20.5	$14.3	$61.6	$37.1

Salary and benefits related expense increased from the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2012 due to increased headcount. This increased headcount was due to hiring our sales force and the commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increases in other contract services and outside costs from the 2011 periods to the 2012 periods were primarily the result of marketing activities for JAKAFI for intermediate or high-risk myelofibrosis.

Interest Expense.   Interest expense for the three and nine months ended September 30, 2012 was $11.6 million and $34.3 million, respectively, compared to $11.0 million and $32.7 million, respectively, for the corresponding periods in 2011.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through September 30, 2012. Because of those losses, we had an accumulated deficit of $1.7 billion as of September 30, 2012. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At September 30, 2012, we had available cash, cash equivalents, and marketable securities of $243.6 million, excluding a funded restricted cash and investment escrow account of $9.5 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and U.S. government agency and non-agency mortgage-backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $72.8 million for the nine months ended September 30, 2012, compared to $121.9 million used in operating activities for the nine months ended September 30, 2011.  The $49.1 million decrease was due primarily to our lower net loss, driven primarily by receipt of the $40.0 million milestone payment from Novartis and net product revenues recorded for JAKAFI during the nine months ended September 30, 2012.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2012, which represented primarily sales and maturities of marketable securities of $0.4 million offset by capital expenditures of $1.9 million.  Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2011, which represented primarily sales and maturities of marketable securities of $1.4 million offset by capital expenditures of $2.8 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, and acquisitions, including possible earn-out payments to former stockholders of Maxia Pharmaceuticals, Inc.

Net cash provided by financing activities was $40.2 million and $17.7 million for the nine months ended September 30, 2012 and September 30, 2011, respectively, representing proceeds from the issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of September 30, 2012 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$20.0	$10.0	$10.0	$—	$—
Principal on convertible senior debt	400.0	—	—	400.0	—
Interest on convertible senior debt	66.5	19.0	38.0	9.5	—
Non-cancelable operating lease obligations:
Related to corporate headquarters and car fleet	8.3	6.7	1.6	—	—
Total contractual obligations	$494.8	$35.7	$49.6	$409.5	$—

We have funded an escrow account of $9.5 million as of September 30, 2012 for interest payments through October 2012 on our 4.75% convertible senior notes.

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

Commitments related to Maxia Pharmaceuticals, Inc. are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock. None of these milestones has been achieved as of September 30, 2012.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2012, cash, cash equivalents and marketable securities were $243.6 million, excluding a funded restricted cash and investment escrow account of $9.5 million reserved for interest payments through October 2012 on our 4.75% convertible senior notes due 2015. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2012, the decline in fair value would not be material.

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

Changes in internal control over financial reporting.   There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended September 30, 2012, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II:    OTHER INFORMATION

Item 1A.   Risk Factors

RISKS RELATING TO OUR LEAD PRODUCT JAKAFI

We depend heavily on our lead product, JAKAFI (ruxolitinib), which is marketed as JAKAVI outside the United States. If we are unable to establish and increase sales of JAKAFI in its approved indication or to successfully obtain regulatory approval for and commercialize ruxolitinib for the treatment of additional indications, or if we are significantly delayed or limited in doing so, our business may be materially harmed.

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

•                  the number of patients with intermediate or high-risk myelofibrosis who are diagnosed with the disease and the number of such patients that may be treated with JAKAFI;

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

In addition, whether or not we receive royalties under our collaboration agreement with Novartis for sales of JAKAVI outside the United States will depend on factors similar to those listed above for jurisdictions outside of the United States.

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

We sell JAKAFI primarily to specialty pharmacies, which in turn dispense JAKAFI to patients in fulfillment of prescriptions. We do not promote JAKAFI to specialty pharmacies, and specialty pharmacies will not set or determine demand for JAKAFI. Our ability to successfully commercialize JAKAFI will depend, in part, on the extent to which we are able to provide adequate distribution of JAKAFI to patients. Although we have contracted with a number of specialty pharmacies, these specialty pharmacies are expected generally to carry a very limited inventory and may be reluctant to be part of our distribution network in the future if demand for the product does not increase. Further, it is possible that these specialty pharmacies could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to carry smaller volume products such as JAKAFI, or cause higher product costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative channels to distribute JAKAFI on relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace any such specialty pharmacy. The loss of any large specialty pharmacy, a significant reduction in sales we make to specialty pharmacies, or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

Factors similar to those listed above also apply to our collaboration partner Novartis for jurisdictions outside the United States.

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

None of our drug candidates, other than JAKAFI/JAKAVI, has received regulatory approval. We are building our drug discovery, development and commercialization operations. Our ability to discover, develop and commercialize pharmaceutical products will depend on our ability to:

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

JAKAFI/JAKAVI is our only drug candidate that has, to date, received regulatory approval for sale. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates. Of the compounds that we identify as potential drug products or that we in-license from other companies, only a few, if any, are likely to lead to successful drug development programs. We have also licensed to other parties certain rights to our JAK1 and JAK2 inhibitor compounds and c-MET inhibitor compounds and our portfolio of CCR2 antagonist compounds. We have no or limited control over the further clinical development of these compounds.

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

We have limited experience with clinical trials, formulation, manufacturing and commercialization of drug products. We also have limited internal resources and capacity to perform preclinical testing and clinical trials. As part of our development strategy, we hire clinical research organizations, or CROs, to perform preclinical testing and clinical trials for drug candidates. If the CROs that we hire to perform our preclinical testing and clinical trials or our collaborators or licensees do not meet deadlines, do not follow proper procedures, or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may be delayed or may be terminated. If we were forced to find a replacement entity to perform any of our preclinical testing or clinical trials, we may not be able to find a suitable entity on favorable terms, or at all. Even if we were able to find another company to perform a preclinical test or clinical trial, the delay in the test or trial may result in significant additional expenditures. Events such as these may result in delays in our obtaining regulatory approval for our drug candidates or our ability to commercialize our products and could result in increased expenditures that would adversely affect our operating results.

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

Although we received regulatory approval to market JAKAFI for the treatment of intermediate or high-risk myelofibrosis in the United States, and Novartis received EU regulatory approval to market JAKAVI for the treatment of MF-related splenomegaly or symptoms, we cannot predict whether or when regulatory approval will be obtained for any other indications for ruxolitinib or other drug products we develop. We have licensed to Novartis rights to ruxolitinib in certain other indications outside of the United States and worldwide rights to c-MET and licensed to Lilly worldwide rights to baricitinib (LY3009104). We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. We have no or limited control over the further clinical development of any compounds we licensed to these collaborators. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

We had net losses from inception in 1991 through 1996 and in 1999 through September 30, 2012. Because of those losses, we had an accumulated deficit of $1.7 billion as of September 30, 2012. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2012 and in future periods as well.

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

As of September 30, 2012, the aggregate principal amount of our total consolidated debt was $420.0 million and our stockholders’ deficit was $220.0 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of September 30, 2012, $20.0 million aggregate principal amount of the non-interest bearing convertible subordinated notes held by Pfizer was outstanding, of which $10.0 million is due in 2013 and $10.0 million is due in 2014. As of September 30, 2012, $400.0 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, are $19.0 million. Funds sufficient to pay interest payments through October 2012 on our 4.75% convertible senior notes are held in an escrow account as security for these interest payments. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our 4.75% convertible senior notes or under our notes held by Pfizer, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived all of our revenues for the three and nine months ended September 30, 2012 from JAKAFI product sales, our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

Additionally, United States patent laws were amended in 2011 with the enactment of the America Invents Act and, effective September 16, 2012, third parties are able to challenge the validity of issued U.S. patents through various review proceedings; thus rendering the validity of U.S. patents more uncertain. Other changes in the United States patent laws or changes in the interpretation of patent laws could diminish the value of our patents or narrow the scope of our patent protection.  We may be obligated to participate in review proceedings to determine the validity of our U.S. patents. We cannot predict the ultimate outcome of these proceedings, the conduct of which could result in substantial costs and diversion of our efforts and resources. If we are unsuccessful in these proceedings some or all of our claims in the patents may be narrowed or invalidated and the patent protection for our drugs and drug candidates in the United States could be substantially shortened. Further, if all of the patents covering one of our products are invalidated, the FDA could approve requests to manufacture a generic version of that product prior to the expiration date of those patents.

International patent protection is particularly uncertain and costly, and our involvement in opposition proceedings in foreign countries may result in the expenditure of substantial sums and management resources.

Biotechnology and pharmaceutical patent law outside the United States is even more uncertain and costly than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.  For example, a patent opposition has been filed against our European patent that covers the composition of matter and use of certain Janus Kinase inhibitors, including ruxolitinib phosphate, for the treatment of myeloid proliferative disorders, cancer, immune-related diseases, skin disorders, and other diseases.  Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and allow third parties to use our proprietary technologies without a license from us or our collaborators, which may also result in loss of future royalty payments.  In addition, successful challenges may jeopardize or delay our ability to enter into new collaborations or commercialize potential products, which could harm our business and results of operations.

Item 6.   Exhibits

Exhibit Number		Description of Document

31.1		Rule 13a — 14(a) Certification of Chief Executive Officer

31.2		Rule 13a — 14(a) Certification of Chief Financial Officer

32.1	*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.	INS**	XBRL Instance Document

101.	SCH**	XBRL Taxonomy Extension Schema Document

101.	CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.	LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE**	XBRL Taxonomy Presentation Linkbase Document

101.	DEF**	XBRL Taxonomy Definition Linkbase Document

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

INCYTE CORPORATION

Dated:	November 1, 2012	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 1, 2012	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number		Description of Document

31.1		Rule 13a — 14(a) Certification of Chief Executive Officer

31.2		Rule 13a — 14(a) Certification of Chief Financial Officer

32.1	*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.	INS**	XBRL Instance Document

101.	SCH**	XBRL Taxonomy Extension Schema Document

101.	CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.	LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE**	XBRL Taxonomy Presentation Linkbase Document

101.	DEF**	XBRL Taxonomy Definition Linkbase Document

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