Form 10-K
period 2012-12-31
INCYTE CORP
filed 2013-02-21
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 0-27488

INCYTE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	94-3136539 (IRS Employer Identification No.)
Experimental Station, Route 141 & Henry Clay Road, Building E336, Wilmington, DE (Address of principal executives offices)	19880 (zip code) (302) 498-6700 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on The NASDAQ Global Market on June 30, 2012) was approximately $2.6 billion.

         As of February 21, 2013 there were 133,896,893 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2013 Annual Meeting of Stockholders to be held on May 30, 2013.

Item 1.    Business

        This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "estimate," "potential," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may," or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

  •
  the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI® /JAKAVI® (ruxolitinib);

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

  •
  the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;

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

  •
  our ability to discover, develop, formulate, manufacture and commercialize our other drug candidates;

  •
  the risk of unanticipated delays in research and development efforts;

  •
  the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;

  •
  risks relating to the conduct of our clinical trials;

  •
  changing regulatory requirements;

  •
  the risk of adverse safety findings;

  •
  the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;

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

  •
  the risk that our drug candidates may not obtain or maintain regulatory approval;

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

  •
  our ability to in-license compounds or drug candidates or other technology;

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

        In 2003, we initiated a research and development program to explore the inhibition of enzymes called janus associated kinases (JAK). The JAK family is composed of four tyrosine kinases—JAK1, JAK2, JAK3 and Tyk2—that are involved in the signaling of a number of cytokines and growth factors. JAKs are central to a number of biologic processes, including the formation and development of blood cells and the regulation of immune functions. Dysregulation of the JAK-STAT signaling pathway has been associated with a number of diseases, including myeloproliferative neoplasms, other hematological malignancies, solid tumors, rheumatoid arthritis, psoriasis and other chronic inflammatory diseases. Myeloproliferative neoplasms are a closely related group of blood diseases in which blood cells, specifically platelets, white blood cells, and red blood cells, grow or act abnormally in the bone marrow. These diseases include myelofibrosis, polycythemia vera and essential thrombocythemia.

        We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK1 and JAK2. Our most advanced compound, JAKAFI® (ruxolitinib), an oral JAK inhibitor, was synthesized in 2005, and in November 2011, it was approved by the U.S. Food and Drug Administration (FDA) as a treatment for patients with intermediate or high-risk myelofibrosis (MF), including primary MF, post-polycythemia vera MF and post-essential thrombocythemia MF.

        JAKAFI is the first FDA-approved JAK inhibitor for any indication and the first product approved for use in MF. The FDA has also granted JAKAFI orphan drug status for MF as well as polycythemia vera and essential thombocythemia. The European Commission has also granted the compound orphan drug status for MF. In addition, we hold patents that cover the formulation and use of JAKAFI through 2026, excluding potential patent term extensions.

        JAKAFI is sold outside of the United States by Novartis International Pharmaceutical Ltd. under the name JAKAVI®. Novartis received exclusive development and commercialization rights to ruxolitinib outside of the United States for all hematologic and oncologic indications, including hematological malignancies, solid tumors and myeloproliferative neoplasms. Pursuant to the terms of the collaboration agreement with Novartis, we retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development milestones and royalties from product sales outside the United States. In August 2012, the European Commission approved JAKAVI for the treatment of disease-related splenomegaly or symptoms in adult patients with primary MF (also known as chronic idiopathic MF), post-polycythemia vera MF or post-essential thrombocythemia MF.

        Following the FDA approval of JAKAFI as a treatment for patients with intermediate or high-risk MF in November 2011, we began its commercialization in the United States. We estimate there are between 16,000 and 18,500 total myelofibrosis patients in the United States. Based on the modern prognostic scoring systems referred to as International Prognostic Scoring System and Dynamic International Prognostic Scoring System, we believe intermediate and high-risk patients represent 80 percent to 90 percent of all MF patients in the United States and encompass patients over the age of 65, or patients who have or have ever had any of the following: anemia, constitutional symptoms, elevated white blood cell or blast counts, or platelet counts less than 100,000 per microliter of blood.

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

        We have a second oral JAK1 and JAK2 inhibitor, baricitinib, which is subject to a collaboration agreement with Eli Lilly and Company in which Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases. We could receive tiered, double-digit royalty payments on future global sales of products subject to the agreement with rates ranging up to 20 percent if the products are successfully commercialized. This collaboration also contains an option for us to co-develop compounds for any inflammatory and autoimmune disease, whereby we fund 30 percent of development costs from Phase IIb through regulatory approval for that indication in exchange for tiered royalties ranging up to the high twenties on potential future sales. We exercised our co-development option for the development of baricitinib in rheumatoid arthritis in 2010. A Phase IIb trial of baricitinib in patients with rheumatoid arthritis was completed in the first half of 2012 and the Phase III program of this compound in patients with rheumatoid arthritis was started in November of 2012. Baricitinib is also in Phase II trials for patients with moderate-to-severe psoriasis and patients with diabetic nephropathy.

        We have several other orally available small molecule compounds that are in various stages of development. We intend to continue our investment in drug discovery to expand our pipeline.

        Our current pipeline includes the following compounds:

Target/Drug Compound	Indication	Status
JAK1 and JAK2
JAKAFI(1)	Intermediate or High-Risk Myelofibrosis(5)	FDA Approved—Marketed
Ruxolitinib(1)	Polycythemia Vera	Phase III
Ruxolitinib(1)	Essential Thrombocythemia	Phase II
Ruxolitinib(1)	Pancreatic Cancer	Phase II
Ruxolitinib(1)	Solid Tumors and Other Hematologic Malignancies(6)	Phase I and Phase II
Baricitinib(2)	Rheumatoid Arthritis	Phase III
Baricitinib(3)	Psoriasis	Phase IIb
Baricitinib(3)	Diabetic Nephropathy	Phase II
c-MET
INCB28060(4)	Solid Tumors	Phase II
IDO
INCB24360	Solid Tumors	Phase II
JAK1
INCB39110	Myelofibrosis; Rheumatoid Arthritis; Psoriasis	Phase II

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

(5)
Several clinical trials in patients with myelofibrosis are ongoing, including long-term extension studies, alternative dosing studies, joint global trials with Novartis and trials in patients with low platelet counts.

(6)
These studies are investigator-sponsored trials.

JAKAFI

        JAKAFI became commercially available in the United States in November 2011 and is currently being marketed in the United States through our own specialty sales force and our commercial team, which has relevant expertise in the promotion, distribution and reimbursement of oncology drugs.

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

        JAKAFI is distributed primarily through a network of specialty pharmacy providers that work closely with IncyteCARES and allow for efficient delivery of the medication by mail directly to patients or direct delivery to the patient's pharmacy of choice. Our distribution process uses a model that is well-established and familiar to physicians who practice within the oncology field.

        To further support appropriate use and future development of JAKAFI, our Medical Affairs department is responsible for providing appropriate scientific and medical education and information to physicians, preparing scientific presentations and publications, and overseeing the process for supporting investigator sponsored trials.

        Novartis received approval for JAKAVI in the European Union and Canada in the second half of 2012. JAKAVI is approved in more than 30 countries with additional worldwide regulatory filings underway.

Clinical Programs

JAK Programs for Myeloproliferative Neoplasms, Oncology and Inflammation

        We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK1 and JAK2. Our lead JAK inhibitor for hematologic and oncology indications, JAKAFI (ruxolitinib), is FDA-approved for use in patients with intermediate or high-risk MF and is in Phase III development for polycythemia vera. The compound is also in Phase II development for solid tumors and other hematologic malignancies, and we have ongoing Phase II trials in patients with MF, polycythemia vera and essential thrombocythemia.

        Myelofibrosis.    Myelofibrosis is a rare, life-threatening condition. MF, considered the most serious of the myeloproliferative neoplasms, can occur either as primary MF, or as secondary MF that develops in some patients who previously had polycythemia vera or essential thrombocythemia.

        Most MF patients have enlarged spleens and many suffer from debilitating symptoms, including abdominal discomfort, pruritus (itching), night sweats and cachexia (involuntary weight loss). There were no therapies for MF until the approval of JAKAFI.

        The FDA approval was based on results from two randomized Phase III trials (COMFORT-I and COMFORT-II), which demonstrated that patients treated with JAKAFI experienced significant reductions in splenomegaly (enlarged spleen). COMFORT-I also demonstrated improvements in symptoms as measured by the modified Myelofibrosis Symptom Assessment Form v.2.0 electronic diary and the MFSAF Total Symptom Score comprised of six specific symptoms, all of which contributed to the overall benefit. The COMFORT-I trial, conducted by Incyte, compared JAKAFI to placebo in 309 patients with primary MF, post-polycythemia vera MF and post-essential thrombocythemia MF. The COMFORT-II trial, conducted by Novartis, compared JAKAFI to best available therapy in 219 patients with primary MF, post-polycythemia vera MF and post-essential thrombocythemia MF.

        The most common adverse reactions in both trials were thrombocytopenia and anemia. These events rarely led to discontinuation of JAKAFI treatment. The most common non-hematologic adverse reactions were bruising, dizziness and headache.

        Further analyses from the global, pivotal Phase III clinical program of JAKAFI were presented at the 2012 American Society of Hematology Annual Meeting in December. In COMFORT-I and COMFORT-II, JAKAFI was associated with a survival advantage over placebo and best available therapy, respectively. In COMFORT-I, reductions in spleen volume continued to be observed over two years of treatment. Spleen volume was reduced by 32 percent at week 24 with treatment with JAKAFI, and this reduction was sustained through week 96. Improvements in quality of life measures also continued to be observed over two years of treatment. Additionally, rates of grade 3 or 4 anemia and thrombocytopenia decreased with long-term therapy, and there was no apparent change in the frequency or severity of non-hematologic adverse events.

        Polycythemia Vera and Essential Thrombocythemia.    Polycythemia vera is a rare but serious myeloproliferative neoplasm and occurs when the bone marrow produces too many blood cells, especially red blood cells. Patients with polycythemia vera can have symptoms similar to myelofibrosis, including enlarged spleens and debilitating symptoms such as fatigue, abdominal discomfort, pruritus, night sweats and cachexia. While there are currently no FDA-approved therapies for polycythemia vera, several treatments are used to manage the signs and symptoms of the disease, including the removal of blood (phlebotomy) and treatment with myelosuppressive therapies. About a third of patients can become resistant to or intolerant of these approaches, and there is an unmet medical need for new therapies to treat this subset of patients. We estimate, based on the available literature and published databases, that there are currently 95,000 patients with polycythemia vera in the United States.

        In September 2010, we reached a special protocol assessment (SPA) agreement with the FDA for a Phase III clinical trial for ruxolitinib in patients with advanced polycythemia vera. The SPA was subsequently amended with FDA agreement in the fourth quarter of 2011. This global, randomized, open-label trial, being conducted by Incyte and Novartis, will compare the efficacy and safety of ruxolitinib to best available therapy. The trial is fully enrolled with approximately 200 patients. Results are expected to be part of a supplemental new drug application submission in 2014. The FDA has granted fast track designation for polycythemia vera, specifically for the treatment of patients with PV who are resistant to or intolerant of hydroxyurea.

        Additional Clinical Activities in Oncology.    Additional clinical studies to evaluate the use of ruxolitinib in other malignant diseases are either underway or planned. We initiated a Phase II trial in pancreatic cancer in 2011 that is fully enrolled with approximately 135 patients. The primary endpoint of the trial is overall survival. Secondary endpoints include tumor response rate and patient-reported quality of life measures and pain status.

        An investigator-sponsored trial evaluating ruxolitinib in patients with lymphoma was initiated in 2011, and several other investigator-sponsored trials evaluating ruxolitinib are ongoing, including Phase I/II trials in adults with advanced hematologic malignancies (acute myeloid leukemia, acute lymphocytic leukemia, myelodysplastic syndrome and chronic myelogenous leukemia) and relapsed or refractory acute leukemia, and a Phase I/II trial in children with hematologic malignancies and solid tumors. In addition, two of several planned investigator-sponsored Phase II trials in patients with breast cancer are underway.

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

        We have a second JAK1 and JAK2 inhibitor, baricitinib, which is the lead compound in our inflammation program and subject to our collaboration agreement with Lilly. Data from the six-month Phase IIb trial of baricitinib in patients with moderate-to-severe rheumatoid arthritis, conducted by Lilly, were presented at the American College of Rheumatology (ACR) Annual Scientific Meeting in November 2012. Positive results of the placebo-controlled 12-week portion of the study showed that patients taking baricitinib 4 mg or 8 mg once daily reported significant differences in ACR20, ACR50 and ACR70 responses compared with patients taking placebo. Data from the 12- to 24-week portion of the study, which did not include a placebo control, showed that patients who continued to receive 2 mg, 4 mg or 8 mg baricitinib once daily doses maintained or improved ACR20, ACR50 and ACR70 responses.

        The Phase III program of baricitinib in patients with rheumatoid arthritis began in October 2012 and currently includes four trials that are expected to each recruit between 500 and 1,300 patients. The four trials incorporate all three rheumatoid arthritis populations (methotrexate naïve, biologic naïve, and biologic experienced); use event rates to fully power the baricitinib program for structural comparison and non-inferiority vs. adalimumab; incorporate an MRI sub-study into the methotrexate naïve registration trial; and evaluate patient-reported outcomes. We have exercised our co-development option in rheumatoid arthritis to fund 30 percent of development costs from Phase IIb through regulatory approval in exchange for increased tiered royalties ranging up to the high twenties on potential future sales.

        Psoriasis.    Baricitinib is also being developed in psoriasis. Psoriasis is a skin disease that causes visible scaling and inflammation. Most psoriasis patients have patches of thick, red skin with silvery scales that can occur on the elbows, knees, other parts of the legs, scalp, lower back, face, palms, and soles of the feet. Market research suggests that neither physicians nor patients are satisfied with existing psoriasis treatments primarily because these require constant monitoring to balance safety and efficacy outcomes. There is clear unmet need for a better tolerated and effective treatment. The U.S. psoriasis market consists of approximately six million patients, of which moderate-to-severe patients account for approximately 20 percent of the market.

        In December 2011, Lilly initiated a Phase IIb double-blind, placebo-controlled, dose-ranging trial designed to evaluate baricitinib in patients with moderate-to-severe plaque psoriasis. The trial is expected to include 240 patients randomized in several dose groups. The primary objective of this study is to demonstrate that at least one dose group is superior to placebo at week 12 in the treatment of patients with moderate-to-severe psoriasis as measured by the proportion of patients with at least a 75 percent improvement from baseline in Psoriasis Area and Severity Index (PASI) score. We are considering whether to exercise our co-development option for this indication.

        Diabetic Nephropathy.    In August 2012, Lilly initiated a Phase II trial to evaluate baricitinib in patients with diabetic nephropathy. Data suggest that ongoing renal inflammation plays a key role in diabetic nephropathy, and biopsies from the kidneys of early- and late-stage diabetic kidney disease patients suggest that over-activiation of the JAK/STAT pathway leads to increased levels of pro-inflammatory cytokines. Therefore, inhibiting cytokine pathways dependent on JAK1 and JAK2 may lead to positive clinical outcomes in diabetic nephropathy.

        In this dose-ranging placebo-controlled Phase II trial, which is expected to include 250 patients, the primary endpoint is the change from baseline in the urinary albumin/creatinine ratio at 24 weeks. Results are expected in 2014.

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

        Several small molecule c-MET kinase inhibitors have demonstrated clinical efficacy in a number of cancers; however, these molecules have limited potency and are relatively non-selective, which could lead to off-target toxicities. We believe our lead c-MET inhibitor, INCB28060, which is licensed to Novartis, has the requisite properties to overcome these limitations, including greater selectivity, improved potency and more effective inhibition of c-MET. Under our agreement, Novartis received worldwide exclusive development and commercialization rights to INCB28060 and certain back-up compounds in all indications. Upon completion of a Phase I clinical trial in 2012, we transitioned the program to Novartis.

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

        We believe our compound, INCB24360, represents a novel, potent and selective inhibitor of the enzyme IDO. It is efficacious in multiple mouse models of cancer and has been well-tolerated in preclinical safety studies. We completed a dose-escalation Phase II clinical trial in patients with solid tumors in early 2012 with results presented at the American Society of Clinical Oncology Annual Meeting in June 2012. The preliminary findings confirmed significant IDO1 expression in various tumors, including bladder, colorectal and breast cancers. Using two independent assays, IDO1 inhibition was observed in all patients receiving the compound, and treatment with INCB024360 resulted in greater than 90 percent inhibition of IDO1 activity when administered at doses above 300 mg twice a day. The compound was generally well-tolerated at these doses with the most common adverse events being grade 1 and 2 fatigue.

        The compound is currently in Phase II clinical development for metastatic melanoma in combination with ipilimumab and as monotherapy for ovarian cancer.

  Early Stage Clinical / Discovery

        We have a number of early programs at various stages of preclinical and clinical testing, including very early proof-of-concept clinical studies that will inform the mechanism of action for another JAK inhibitor, INCB39110. We intend to describe these programs once we have obtained clinical proof-of-concept and established that a compound within a specific program warrants further development.

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

        Under this agreement, we received an upfront payment and immediate milestone payment totaling $210 million and were initially eligible to receive additional payments of up to approximately $1.1 billion if defined development and commercialization milestones are achieved. We also could receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future ruxolitinib net sales outside of the United States. In addition, should Novartis receive reimbursement and pricing approval for ruxolitinib in a specified number of countries, we will be obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of the JAK inhibitor compound in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial.

        The Novartis agreement will continue on a program-by-program basis until Novartis has no royalty payment obligations with respect to such program or, if earlier, the termination of the agreement or any program in accordance with the terms of the agreement. Royalties are payable by Novartis on a product-by-product and country-by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Novartis or its affiliates or sublicensees. The agreement may be terminated in its entirety or on a program-by-program basis by Novartis for convenience. The agreement may also be terminated by either party under certain other circumstances, including material breach.

Lilly

        In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to baricitinib and certain back-up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90 million, and were initially eligible to receive additional payments of up to $665 million based on the achievement of defined development, regulatory and commercialization milestones. We also could receive tiered, double-digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized.

        We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly will be responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Baricitinib is also being developed in psoriasis and diabetic nephropathy. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country-by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Incyte's Commercial Strategy

        Our strategy is to develop and commercialize our compounds on our own in selected markets when we believe a company of our size can successfully compete, such as in myelofibrosis, other myeloproliferative neoplasms, other oncology indications and certain inflammatory conditions. In November 2011, we received regulatory approval of JAKAFI (ruxolitinib) in the United States for the treatment of intermediate or high-risk myelofibrosis. JAKAFI is distributed primarily through a network of specialty pharmacy providers. We have built the marketing, medical, sales and operational infrastructure to support commercialization of JAKAFI in this indication in the United States.

        For rights to ruxolitinib outside the United States as well as for pipeline compounds that are outside of our core expertise or would require expensive clinical studies, we have established or are seeking to establish collaborations or strategic relationships to support development and commercialization, such as our collaborations with Novartis and Lilly for our JAK inhibitors. We believe the key benefits to entering into strategic relationships include the potential to receive upfront payments and future milestones and royalties in exchange for certain rights to our compounds, as well as the potential to expedite the development and commercialization of certain of our compounds.

Patents and Other Intellectual Property

        We regard the protection of patents and other enforceable intellectual property rights that we own or license as critical to our business and competitive position. Accordingly, we rely on patent, trade secret and copyright law, as well as nondisclosure and other contractual arrangements, to protect our intellectual property. We have established a patent portfolio of patents and patent applications owned by us that cover aspects of all our drug candidates. The patents and patent applications relating to our drug candidates generally include claims directed to the drug candidates, methods of using the drug candidates, formulations of the drug candidates, pharmaceutical salt forms of the drug candidates, and methods of manufacturing the drug candidates. Our policy is to pursue patent applications on inventions and discoveries that we believe are commercially important to the development and growth of our business. The following table sets forth the status of the patents and patent applications in the United States, the European Union, and Japan, covering our drugs and drug candidates in key programs that have progressed into at least Phase II clinical trials:

Drug/Drug Candidate (Target)	Status of United States Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)	Status of European Union and Japan Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)
Ruxolitinib (JAK)	Granted and pending (2026)	Granted and pending (2026)
Baricitinib (JAK)	Granted and pending (2029)	Applications pending (2029)
INCB24360 (IDO)	Granted and pending (2029)	Applications pending (2029)
INCB39110 (JAK)	Applications pending (2031)	Applications pending (2031)
INCB28060 (cMET)	Granted and pending (2027)	Granted and pending (2027)

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

Competition

        Our drug discovery, development and commercialization activities face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. We face significant competition from organizations, particularly fully integrated pharmaceutical companies, that are pursuing pharmaceuticals that are competitive with JAKAFI and our drug candidates.

        Many companies and institutions, either alone or together with their collaborative partners, have substantially greater financial resources, larger drug discovery, development and commercial staffs and significantly greater experience than we do in:

  •
  drug discovery;

  •
  developing products;

  •
  undertaking preclinical testing and clinical trials;

  •
  obtaining FDA and other regulatory approvals of products; and

  •
  manufacturing, marketing, distributing and selling products.

        Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA and other regulatory approval or commercializing products that compete with JAKAFI or our drug candidates.

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

Government Regulation

        Our ongoing research and development activities and any manufacturing and marketing of JAKAFI and our drug candidates are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the United States Food, Drug and Cosmetic Act and its implementing regulations. The FDA regulates, among other things, the research, development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution and import and export, of these products.

  FDA Review and Approval Process

        The regulatory review and approval process is lengthy, expensive and uncertain. The steps generally required before a drug may be marketed in the United States include:

  •
  preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's Good Laboratory Practice and Good Manufacturing Practice regulations;

  •
  submission to the FDA of an Investigational New Drug application (IND) for human clinical testing, which must become effective before human clinical trials may commence;

  •
  performance of adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication;

  •
  submission of a New Drug Application (NDA) to the FDA for review;

  •
  random inspections of clinical sites to ensure validity of clinical safety and efficacy data;

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

        Preclinical testing includes laboratory evaluation of product pharmacology, drug metabolism, and toxicity which includes animal studies, to assess potential safety and efficacy as well as product chemistry, stability, formulation, development, and testing. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time, the FDA raises safety concerns or questions about the conduct of the clinical trial(s) included in the IND. In the latter case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence.

        Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators and in accordance with good clinical practices regulations covering the protection of human subjects. These regulations require all research subjects to provide informed consent. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND and each trial must be reviewed and approved by an institutional review board (IRB) before it can begin.

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

        As a separate amendment to an IND, a clinical trial sponsor may submit to the FDA a request for a special protocol assessment (SPA). Under the SPA procedure, a sponsor may seek the FDA's agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins, except when agreed by FDA and sponsor or in limited circumstances, such as when a substantial scientific issue essential to determining the safety and effectiveness of a drug candidate is identified after a Phase III clinical trial is commenced and agreement is obtained with the FDA. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. The FDA, however, may make an approval decision based on a number of factors, including the degree of clinical benefit as well as safety, and the FDA is not obligated to approve an NDA as a result of an SPA agreement, even if the clinical outcome is positive.

        Even after initial FDA approval has been obtained, post-approval trials, or Phase IV studies, may be required to provide additional data, and will be required to obtain approval for the sale of a product as a treatment for a clinical indication other than that for which the product was initially tested and approved. Also, the FDA will require post-approval reporting to monitor the side effects of the drug. Results of post-approval programs may limit or expand the indication or indications for which the drug product may be marketed. Further, if there are any requests for modifications to the initial FDA approval for the drug, including changes in indication, manufacturing process, manufacturing facilities, or labeling, a supplemental NDA may be required to be submitted to the FDA.

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

        Any drug is likely to produce some toxicities or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for sufficiently long periods of time. Unacceptable toxicities or side effects may occur at any dose level, and at any time in the course of animal studies designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or in clinical trials of our drug candidates. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates, and could ultimately prevent their marketing approval by the FDA or foreign regulatory authorities for any or all targeted indications.

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

        Sponsors submit the results of preclinical studies and clinical trials to the FDA as part of an NDA. NDAs must also contain extensive product manufacturing information and proposed labeling. Upon receipt, the FDA initially reviews the NDA to determine whether it is sufficiently complete to initiate a substantive review. If the FDA identifies deficiencies that would preclude substantive review, the FDA will refuse to accept the NDA and will inform the sponsor of the deficiencies that must be corrected prior to resubmission. If the FDA accepts the submission for review (then deemed a "filing"), the FDA typically completes the NDA review within a pre-determined time frame. Under the Prescription Drug User Fee Act, the FDA agrees to review NDAs under either a standard review or priority review. FDA procedures provide for priority review of NDAs submitted for drugs that, compared to currently marketed products, if any, offer a significant improvement in the treatment, diagnosis or prevention of a disease. The FDA seeks to review NDAs that are granted priority status more quickly than NDAs given standard review status. The FDA's stated policy is to act on 90% of priority NDAs within eight months of receipt (or six months after filing, which occurs 60 days after NDA submission). Although the FDA historically has not met these goals, the agency has made significant improvements in the timeliness of the review process. NDA review often extends beyond anticipated completion dates due to FDA requests for additional data or clarification, the FDA's decision to have an advisory committee review, and difficulties in scheduling an advisory committee meeting. The recommendations of an advisory committee are not binding on the FDA.

        To obtain FDA approval to market a product, we must demonstrate that the product is safe and effective for the patient population that will be treated. If regulatory approval of a product is granted, the approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. Marketing or promoting a drug for an unapproved indication is prohibited. Furthermore, approval may entail requirements for post-marketing studies or risk evaluation and mitigation strategies, including the need for patient and/or physician education, patient registries, medication or similar guides, or other restrictions on the distribution of the product. If an NDA does not satisfy applicable regulatory criteria, the FDA may deny approval of an NDA or may issue a complete response, and require, among other things, additional clinical data or analyses.

        Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union (EU) registration procedures are available to companies wishing to market a product in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization may be granted. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above and may also include additional risks.

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

  Regulation of Manufacturing Process

        Even when NDA approval is obtained, a marketed product, such as JAKAFI, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including costly recalls or withdrawal of the product from the market. Manufacturing facilities are always subject to inspection by the applicable regulatory authorities.

        We and our third-party manufacturers are subject to current Good Manufacturing Practices, which are extensive regulations governing manufacturing processes, including but not limited to stability testing, record keeping and quality standards as defined by the FDA and the European Medicines Agency. Similar

regulations are in effect in other countries. Manufacturing facilities are subject to inspection by the applicable regulatory authorities. These facilities, whether our own or our contract manufacturers, must be inspected before we can use them in commercial manufacturing of our related products. We or our contract manufacturers may not be able to comply with applicable Good Manufacturing Practices and FDA or other regulatory requirements. If we or our contract manufacturers fail to comply, we or our contract manufacturers may be subject to legal or regulatory action, such as suspension of manufacturing, seizure of product, or voluntary recall of product. Furthermore, continued compliance with applicable Good Manufacturing Practices will require continual expenditure of time, money and effort on the part of us or our contract manufacturers in the areas of production and quality control and record keeping and reporting, in order to ensure full compliance.

  Post-Approval Regulation

        Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug and other reporting, advertising and promotion restrictions. The FDA's rules for advertising and promotion require, among other things, that our promotion be fairly balanced and adequately substantiated by clinical studies, and that we not promote our products for unapproved uses. We must also submit appropriate new and supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. On its own initiative, the FDA may require changes to the labeling of an approved drug if it becomes aware of new safety information that the agency believes should be included in the approved drug's labeling. The FDA also enforces the requirements of the Prescription Drug Marketing Act, or PDMA, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.

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

        There are a variety of state laws and regulations that apply in the states or localities where JAKAFI and our drug candidates are or may be marketed. For example, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in that state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Any applicable state or local regulations may hinder our ability to market, or increase the cost of marketing, our products in those states or localities.

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

        The Affordable Care Act also contains new requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting certain payments or other "transfers of value" made and reporting any investment interests held by physicians and their immediate family members during each calendar year beginning in 2013, with reporting starting in 2014.

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

        Public and private health care payers control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payers also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. Payers may require physicians to seek approval from them before a product will be reimbursed or covered, commonly referred to as prior authorization. In particular, many public and private health care payers limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare Part D coverage for oncology drugs, the Medicare Modernization Act, with certain exceptions, provides for Medicare coverage of unapproved uses of an FDA-approved drug if the unapproved use is reasonable and necessary and is supported by one or more citations in CMS-approved compendia, such as the National Comprehensive Cancer Network Drugs and Biologics Compendium.

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

        We contract with third parties to manufacture our drug candidates and JAKAFI for clinical and commercial purposes. Third-party contract manufacturers supply us with raw materials, and contract manufacturers convert these raw materials into API or convert the API into final dosage form. For most of our drug candidates, once our raw materials are produced, we rely on one third party to manufacture the API, another to make finished drug product and a third to package and label the finished product. For ruxolitinib phosphate, the API for JAKAFI, we use and rely on a single third-party contract manufacturer in the United States. We are in the process of qualifying a second manufacturer for the supply of ruxolitinib phosphate, however, there is no assurance that we will be able to identify and qualify a second source of supply for ruxolitinib phosphate (or any of our other drug candidates) on a timely basis.

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

        We may not be able to obtain sufficient quantities of any of our raw materials, drug candidates, ruxolitinib phosphate, or JAKAFI if our designated manufacturers do not have the capacity or capability to manufacture our products according to our schedule and specifications. If any of these single source suppliers were to become unable or unwilling to supply us with API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply which could have a material adverse effect on our business.

        We have established a quality assurance program intended to ensure that our third-party manufacturers and service providers produce materials and provide services, when applicable, in accordance with the FDA's current Good Manufacturing Practices and other applicable regulations.

        For our future products, we intend to continue to establish third-party suppliers to manufacture sufficient quantities of our drug candidates to undertake clinical trials and to manufacture sufficient quantities of any product that is approved for commercial sale. If we are unable to contract for large scale manufacturing with third parties on acceptable terms for our future products or develop manufacturing capabilities internally, our ability to conduct large scale clinical trials and meet customer demand for commercial products will be adversely affected.

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

  Access to Supplies and Materials

        Our third party manufacturers need access to certain supplies and products to manufacture JAKAFI and our drug candidates. If delivery of material from their suppliers were interrupted for any reason or if they are unable to purchase sufficient quantities of raw materials used to manufacture JAKAFI and our drug candidates, they may be unable to ship JAKAFI for commercial supply or to supply our drug candidates in development for clinical trials. For example, currently raw materials used to manufacture ruxolitinib phosphate, the API in JAKAFI, are supplied by Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our products to meet market needs and have a material and adverse effect on our operating results.

Research and Development

        Since our inception, we have made substantial investments in research and technology development. During 2012, 2011 and 2010, we incurred research and development expenses of $210.4 million, $178.7 million and $123.9 million, respectively.

Human Resources

        As of December 31, 2012, we had 413 employees, including 252 in research and development, 18 in medical affairs, 83 in sales and marketing and 60 in operations support, finance and administrative positions. Of these employees, 120 employees have advanced technical degrees including 14 MDs and 106 Ph.Ds. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

Item 1A.    Risk Factors

RISKS RELATING TO OUR LEAD PRODUCT JAKAFI

We depend heavily on our lead product, JAKAFI (ruxolitinib), which is marketed as JAKAVI outside the United States. If we are unable to successfully commercialize JAKAFI in its approved indication or to successfully obtain regulatory approval for and commercialize ruxolitinib for the treatment of additional indications, or if we are significantly delayed or limited in doing so, our business may be materially harmed.

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

        If we are not successful in commercializing JAKAFI in the United States, or are significantly delayed or limited in doing so, our business may be materially harmed and we may need to delay other drug discovery and development initiatives or even significantly curtail operations.

        In addition, whether or not we receive royalties under our collaboration agreement with Novartis for sales of JAKAVI outside the United States will depend on factors similar to those listed above for jurisdictions outside the United States.

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

        We sell JAKAFI primarily to specialty pharmacies, which in turn dispense JAKAFI to patients in fulfillment of prescriptions. We do not promote JAKAFI to specialty pharmacies, and specialty pharmacies will not set or determine demand for JAKAFI. Our ability to successfully commercialize JAKAFI will depend, in part, on the extent to which we are able to provide adequate distribution of JAKAFI to patients. Although we have contracted with a number of specialty pharmacies, these specialty pharmacies are expected generally to carry a very limited inventory and may be reluctant to be part of our distribution network in the future if demand for the product does not increase. Further, it is possible that these specialty pharmacies could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to carry smaller volume products such as JAKAFI, or cause higher product costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative channels to distribute JAKAFI on relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace any such specialty pharmacy. The loss of any large specialty pharmacy as part of our distribution network, a significant reduction in sales we make to specialty pharmacies, or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will not be able to successfully commercialize JAKAFI.

        Prior to our commercialization of JAKAFI, we had no experience selling and marketing drug products and with pricing and obtaining adequate third-party reimbursement for drug products. Under our collaboration and license agreement with Novartis, we have retained commercialization rights to JAKAFI in the United States. We have established commercial capabilities in the United States, but cannot guarantee that we will be able to maintain our own capabilities or enter into and maintain any marketing, distribution or third-party logistics agreements with third-party providers on acceptable terms, if at all. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell JAKAFI. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Competition for personnel with experience in sales and marketing can be high. Our expenses associated with building and maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of JAKAFI.

Our reliance on other parties to manufacture JAKAFI could result in a short supply of JAKAFI, increased costs, and withdrawal of regulatory approval.

        We do not currently operate manufacturing facilities for commercial production of JAKAFI. Accordingly, we will be subject to the risks described below under "—Other Risks Relating to Our Business—Our reliance on other parties to manufacture our drug products and drug candidates could result in a short supply of the drugs, delays in clinical trials or drug development, increased costs, and withdrawal or denial of a regulatory authority's approval."

If we fail to comply with applicable laws and regulations, we could lose our approval to market JAKAFI or be subject to other governmental enforcement activity.

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

        Our commercialization of JAKAFI is subject to post-regulatory approval product surveillance, and JAKAFI may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing for JAKAFI, and JAKAFI may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity.

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

        Previously unknown risks and adverse effects of JAKAFI may also be discovered in connection with unapproved, or off-label, uses of JAKAFI. We are prohibited by law from promoting or in any way supporting or encouraging the promotion of JAKAFI for off-label uses, but physicians are permitted to use products for off-label purposes. In addition, we are studying and expect to continue to study JAKAFI in diseases other than intermediate or high-risk myelofibrosis in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for intermediate or high-risk myelofibrosis and as JAKAFI is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of JAKAFI, reformulate JAKAFI or make changes and obtain new approvals. We may also experience a significant drop in the potential sales of JAKAFI, experience harm to our reputation and the reputation of JAKAFI in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of JAKAFI or substantially increase the costs and expenses of commercializing JAKAFI.

        Patients who have been enrolled in our clinical trials or who may use JAKAFI in the future often have severe and advanced stages of disease and known as well as unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to JAKAFI. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market JAKAFI, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to JAKAFI, the investigation into the circumstance may be time consuming or inconclusive. These investigations may interrupt our sales efforts, impact and limit the type of regulatory approvals JAKAFI receives or maintains, or delay the regulatory approval process for our collaborator Novartis in other countries.

        Factors similar to those listed above also apply to our collaboration partner Novartis for jurisdictions outside the United States.

If we market JAKAFI in a manner that violates various federal and state health care related laws and regulations, we may be subject to civil or criminal penalties.

        In addition to FDA and related regulatory requirements, we are subject to health care "fraud and abuse" laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally- or state-financed health care programs. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities.

        Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. We market JAKAFI for intermediate or high-risk myelofibrosis and provide promotional materials to physicians regarding the use of JAKAFI for this indication. Although we believe that our promotional materials for physicians do not constitute off-label promotion of JAKAFI, the FDA or other agencies may disagree. If the FDA or another agency determines that our promotional materials or other activities constitute off-label promotion of JAKAFI, it could request that we modify our promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.

        The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In recent years, several states and localities, including California, Connecticut, the District of Columbia, Massachusetts, Minnesota, Nevada, New Mexico, Texas, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Additionally, as part of the Patient Protection and Affordable Care Act, the federal government has enacted the Physician Payment Sunshine provisions. The Sunshine provisions will require manufacturers to begin collecting data in 2013 and to publicly report starting in 2014 certain payments or other transfers of value made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity. See also "—Other Risks Relating to our Business—If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business" below.

OTHER RISKS RELATING TO OUR BUSINESS

We may be unsuccessful in our efforts to discover and develop drug candidates and commercialize drug products.

        None of our drug candidates, other than JAKAFI/JAKAVI, has received regulatory approval. Our ability to discover and develop drug candidates and to commercialize additional drug products will depend on our ability to:

  •
  hire and retain key employees;

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

        We have limited experience with the activities listed above and may not be successful in discovering, developing, or commercializing drug products. Discovery and development of drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. Of the compounds that we identify as potential drug products or that we may in-license from other companies, only a few, if any, are likely to lead to successful drug development programs and commercialized drug products.

We depend heavily on the success of our most advanced drug candidates. We might not be able to commercialize any of our drug candidates successfully, and we may spend significant time and money attempting to do so.

        We have invested significant resources in the development of our most advanced drug candidates. In addition to the commercial launch of JAKAFI for the treatment of intermediate or high-risk myelofibrosis, ruxolitinib is also in a Phase III clinical trial for the treatment of polycythemia vera as well as in other clinical trials. Further, we have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. For example, in March 2008, we announced that we would not advance our lead CCR5 antagonist into Phase IIb trials and, in September 2011, we announced that we had discontinued development of our lead sheddase inhibitor, INCB7839, for the treatment of breast cancer. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which could adversely affect our operating results and financial condition.

The success of our drug discovery and development efforts may depend on our ability to find suitable collaborators to fully exploit our capabilities. If we are unable to establish collaborations or if these future collaborations are unsuccessful in the development and commercialization of our drug candidates, our research, development and commercialization efforts may be unsuccessful, which could adversely affect our results of operations and financial condition.

        An important element of our business strategy is to enter into collaborative or license arrangements with other parties, such as our collaborations with Novartis and Lilly for our JAK inhibitors, under which we license our drug candidates to those parties for development and commercialization. We are evaluating strategic relationships with respect to several of our other programs and may enter into an agreement with respect to one or more of these programs in the future. However, because collaboration and license arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug candidates that are desirable to other parties, or we may be unwilling to license a drug candidate because the party interested in it is a competitor. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaboration or license arrangements, we may not be able to develop and commercialize a drug product, which could adversely affect our business and our revenues.

        In order for any of these collaboration or license arrangements to be successful, we must first identify potential collaborators or licensees whose capabilities complement and integrate well with ours. We may rely on these arrangements for not only financial resources, but also for expertise or economies of scale that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. However, it is likely that we will not be able to control the amount and timing of resources that our collaborators or licensees devote to our programs or drug candidates. If our collaborators or licensees prove difficult to work with, are less skilled than we originally expected, do not devote adequate resources to the program, or do not agree with our approach to development or manufacturing of the drug candidate, the relationship could be unsuccessful. If a business combination involving a collaborator or licensee and a third party were to occur, the effect could be to terminate or cause delays in development of a drug candidate.

We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.

        We have licensed to Novartis rights to ruxolitinib outside of the United States and worldwide rights to our c-MET inhibitor compounds and licensed to Lilly worldwide rights to baricitinib. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. Under the terms of our agreements with these collaborators, we have no or limited control over the further clinical development of these drug candidates and any revenues we may receive if these drug candidates receive regulatory approval and are commercialized will depend primarily on the development and commercialization efforts of others. We intend to seek other collaborative or licensing arrangements with respect to other of our drug candidates, but do not know whether we will be able to enter into any such arrangement on acceptable terms, if at all.

        Conflicts may arise with our current or future collaborators and licensees if they pursue alternative technologies or develop alternative products either on their own or in collaboration with others as a means for developing treatments for the diseases that we have targeted. Competing products and product opportunities may lead our collaborators and licensees to withdraw their support for our drug candidates. Any failure of our collaborators and licensees to perform their obligations under our agreements with them or otherwise to support our drug candidates could negatively impact the development of our compounds and drug candidates, lead to our loss of potential revenues from product sales and milestones and delay our achievement, if any, of profitability. Additionally, conflicts may arise if, among other things, there is a dispute about the achievement and payment of a milestone amount or the ownership of intellectual property that is developed during the course of a collaborative relationship.

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

        Additionally, an SPA may be changed only with the written agreement of the FDA, and any further changes we may propose to the protocol will remain subject to the FDA's approval. The FDA may not agree to any such amendment and, even if they agree, they may request other amendments to the trial design that could require additional cost and time, as well as increase the degree of difficulty in reaching clinical endpoints. As a result, even with an SPA, we cannot be certain that the trial results will be found to be adequate to support an efficacy claim and product approval.

Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest.

        Even if any of our drug candidates receives regulatory approval, it could be subject to post-regulatory surveillance, and may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing, and the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive or because third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. In addition, we may decide not to continue to commercialize a product if competitors develop and commercialize similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

If we fail to enter into additional licensing agreements or if these arrangements are unsuccessful, our business and operations might be adversely affected.

        In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates that fit within our expertise and research and development capabilities. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected by the termination of a drug candidate and termination and winding down of the related license agreement. We may also need to license drug delivery or other technology in order to continue to develop our drug candidate pipeline. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected.

Any approved drug product that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community.

        Even if we are successful in gaining regulatory approval of any of our drug candidates in addition to JAKAFI for the treatment of intermediate or high-risk myelofibrosis in the United States, we may not generate significant product revenues and we may not become profitable if these drug products do not achieve an adequate level of acceptance. Physicians may not recommend our drug products until longer-term clinical data or other factors demonstrate the safety and efficacy of our drug products as compared to other alternative treatments. Even if the clinical safety and efficacy of our drug products is established, physicians may elect not to prescribe these drug products for a variety of reasons, including the reimbursement policies of government and other third-party payors and the effectiveness of our competitors in marketing their products.

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

        We have limited experience with, and internal resources and capacity to perform, preclinical testing and clinical trials. As part of our development strategy, we often hire clinical research organizations, or CROs, to perform preclinical testing and clinical trials for drug candidates. If the CROs that we hire to perform our preclinical testing and clinical trials do not meet deadlines, do not follow proper procedures, or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may cost more, may be delayed or may be terminated. If we were forced to find a replacement entity to perform any of our preclinical testing or clinical trials, we may not be able to find a suitable entity on favorable terms, or at all. Even if we were able to find another company to perform a preclinical test or clinical trial, the delay in the test or trial may result in significant additional expenditures. Events such as these may result in delays in our obtaining regulatory approval for our drug candidates or our ability to commercialize our products and could result in increased expenditures that would adversely affect our operating results.

If we are unable to obtain regulatory approval for our drug candidates in the United States and foreign jurisdictions, we will not be permitted to commercialize products resulting from our research.

        In order to commercialize drug products in the United States, our drug candidates will have to obtain regulatory approval from the FDA. Satisfaction of regulatory requirements typically takes many years. To obtain regulatory approval, we must first show that our drug candidates are safe and effective for target indications through preclinical testing (animal testing) and clinical trials (human testing). Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether the FDA will allow us to undertake clinical trials of any drug candidates in addition to our compounds currently in clinical trials.

        Completion of clinical trials may take several years and failure may occur at any stage of testing. The length of time required varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Interim results of a preclinical test or clinical trial do not necessarily predict final results, and acceptable results in early clinical trials may not be repeated in later clinical trials. For example, a drug candidate that is successful at the preclinical level may cause harmful or dangerous side effects when tested at the clinical level. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

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

  •
  government or regulatory delays.

        Data obtained from clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. Many companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier clinical trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review. For example, the FDA has in the past required and could in the future require that we conduct additional trials of any of our drug candidates, which would result in delays.

        We have licensed to other companies certain rights to our JAK1 and JAK2 inhibitor compounds and c-MET inhibitor compounds and our portfolio of CCR2 antagonist compounds. We have no or limited control over the further clinical development of any compounds we licensed to these collaborators. Compounds developed by us or with or by our collaborators may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

        The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our drug discovery and development efforts may target diseases and conditions that are already subject to existing therapies or that are being developed by our competitors, many of which have substantially greater resources, larger research and development staffs and facilities, more experience in completing preclinical testing and clinical trials, and formulation, marketing and manufacturing capabilities. As a result of these resources, our competitors may develop drug products that render our products obsolete or noncompetitive by developing more effective drugs or by developing their products more efficiently. Our ability to develop competitive products would be limited if our competitors succeeded in obtaining regulatory approvals for drug candidates more rapidly than we were able to or in obtaining patent protection or other intellectual property rights that limited our drug development efforts. Any drug products resulting from our research and development efforts, or from our joint efforts with collaborators or licensees, might not be able to compete successfully with our competitors' existing and future products, or obtain regulatory approval in the United States or elsewhere.

Our reliance on other parties to manufacture our drug products and drug candidates could result in a short supply of the drugs, delays in clinical trials or drug development, increased costs, and withdrawal or denial of a regulatory authority's approval.

        We do not currently operate manufacturing facilities for clinical or commercial production of JAKAFI and our other drug candidates. We currently hire third parties to manufacture the raw materials, API and finished drug product of JAKAFI and our other drug candidates for clinical trials. In addition, we expect to continue to rely on third parties for the manufacture of commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. For JAKAFI and most of our drug candidates, we hire third parties to manufacture the raw materials, another third party to manufacture the API and another to make the finished drug product and to package and label the finished product. The FDA requires that the raw materials, API and finished product for JAKAFI and our other drug candidates be manufactured according to its current Good Manufacturing Practices regulations and regulatory authorities in other countries have similar requirements. There are only a limited number of manufacturers that comply with these requirements. Failure to comply with current Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our drug candidates and products could result in the FDA or foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, enforcing product recalls or other enforcement actions, which could have a material adverse effect on our business.

        We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture them according to our schedule and specifications. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all. Also, required raw materials may only be available from a limited number of suppliers and, in the case of JAKAFI, are currently supplied by a single source. As noted above, generally, we have only single sources that are qualified to supply each of the API and finished product of JAKAFI and our other drug candidates. If any of these single source suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. We are currently in the process of qualifying a second source of supply for the API for JAKAFI, however, there is no assurance that we will be able to identify and qualify a second source of supply for JAKAFI. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed.

        Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.

        In order to obtain approval of our products by the FDA and foreign regulatory agencies, we need to complete testing on both the API and on the finished product in the packaging we propose for commercial sales. This includes testing of stability, identification of impurities and testing of other product specifications by validated test methods. In addition, we will be required to consistently produce the API in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This requirement is referred to as process validation.

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

        Our activities, and the activities of our collaborators, partners and third party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the Foreign Corrupt Practices Act, or violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

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

        In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare and other federal health care programs. Comprehensive reforms to the U.S. healthcare system were recently enacted, including changes to the methods for, and amounts of, Medicare reimbursement. These reforms could significantly reduce payments from Medicare and Medicaid. Reforms or other changes to these payment systems, may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third-party payors for our drug candidates. Some of these changes and proposed changes could result in reduced reimbursement rates, which could reduce the price that we or any of our collaborators or licensees receive for any products, if commercialized, in the future, and which would adversely affect our business strategy, operations and financial results. Further federal and state proposals and health care reforms are possible, which could limit the prices that can be charged for any of our drug candidates and may further limit the commercial viability of our drug candidates. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. If reimbursement for our products, if commercialized, is unavailable, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. There may be future changes that result in reductions in current coverage and reimbursement levels for our drug candidates, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

        Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States, the organizations for which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products. Adoption of our drug candidates by the medical community may be limited without adequate reimbursement for our products. Cost control initiatives may decrease coverage and payment levels for our drug candidates and, in turn, the price that we will be able to charge for any product, if commercialized. Our drug candidates may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a profitable basis. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to our drug candidates.

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

        Our facility in Wilmington, Delaware is our headquarters and is also where we conduct all of our drug discovery, research, development and marketing activities. Our lease contains provisions that provide for its early termination upon the occurrence of certain events of default or upon a change of control. Further, our headquarters facility is located in a large research and development complex that may be temporarily or permanently shut down if certain environmental or other hazardous conditions were to occur within the complex. In addition, natural disasters or actions of activists opposed to aspects of pharmaceutical research may disrupt our experiments or our ability to access or use our facilities. The loss of access to or use of our Wilmington, Delaware, facility, either on a temporary or permanent basis, or early termination of our lease would result in an interruption of our business and, consequently, would adversely affect our overall business.

We depend on key employees in a competitive market for skilled personnel, and the loss of the services of any of our key employees or our inability to attract and retain additional personnel would affect our ability to expand our drug discovery and development programs and achieve our objectives.

        We are highly dependent on the members of our executive management team and principal members of our commercial, development, medical, operations and scientific staff. We experience intense competition for qualified personnel. Our future success also depends in part on the continued service of our executive management team and key personnel and our ability to recruit, train and retain essential personnel for our drug discovery and development programs, and for our medical affairs and commercialization activities. If we lose the services of any of these people or if we are unable to recruit sufficient qualified personnel, our research and product development goals, and our commercialization efforts could be delayed or curtailed. We do not maintain "key person" insurance on any of our employees.

If we fail to manage our growth effectively, our ability to develop and commercialize products could suffer.

        We expect that if our drug discovery efforts continue to generate drug candidates, our clinical drug candidates continue to progress in development, and we continue to build our development, medical and commercial organizations, we will require significant additional investment in personnel, management and resources. Our ability to achieve our research, development and commercialization objectives depends on our ability to respond effectively to these demands and expand our internal organization, systems, controls and facilities to accommodate additional anticipated growth. If we are unable to manage our growth effectively, our business could be harmed and our ability to execute our business strategy could suffer.

If product liability lawsuits are brought against us, we could face substantial liabilities and may be required to limit commercialization of our products and our results of operations could be harmed.

        In addition to the risks described above under "If the use of JAKAFI harms patients, or is perceived to harm patients even when such harm is unrelated to JAKAFI, our regulatory approval could be revoked or otherwise negatively impacted or we could be subject to costly and damaging product liability claims," the conduct of clinical trials of medical products that are intended for human use entails an inherent risk of product liability. If any product that we or any of our collaborators or licensees develops causes or is alleged to cause injury during clinical trials or commercialization, we may be held liable. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities, including substantial damages to be paid to the plaintiffs and legal costs, or we may be required to limit further development and commercialization of our products. Additionally, any product liability lawsuit could cause injury to our reputation, participants and investigators to withdraw from clinical trials, and potential collaborators or licensees to seek other partners, any of which could impact our results of operations.

        Our product liability insurance policy may not fully cover our potential liabilities. In addition, we may determine that we should increase our coverage, and this insurance may be prohibitively expensive to us or our collaborators or licensees and may not fully cover our potential liabilities. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the development or commercialization of our drug candidates and products.

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

        We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2012. Because of those losses, we had an accumulated deficit of $1.7 billion as of December 31, 2012. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2013 and in future periods as well.

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

        We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we are successful in obtaining regulatory approvals for manufacturing and commercializing drug products in addition to JAKAFI, we expect that we will continue to incur losses if our drug products do not generate significant revenues. If we achieve profitability, we may not be able to sustain or increase profitability.

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

  •
  the results of research and development, preclinical testing and clinical trials conducted by us or our current or future collaborators or licensees, if any;

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

        If we require additional capital at a time when investment in companies such as ours, or in the marketplace generally, is limited due to the then prevailing market or other conditions, we may have to scale back our operations, eliminate one or more of our research or development programs, or attempt to obtain funds by entering into an agreement with a collaborator or licensee that would result in terms that are not favorable to us or relinquishing our rights in certain of our proprietary technologies or drug candidates. If we are unable to raise funds at the time that we desire or at any time thereafter on acceptable terms, we may not be able to continue to develop our drug candidates. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

        As of December 31, 2012, the aggregate principal amount of our total consolidated debt was $410.0 million and our stockholders' deficit was $175.0 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

        We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of December 31, 2012, a $10.0 million aggregate principal amount non-interest bearing convertible subordinated note due in 2014 and held by Pfizer was outstanding. As of December 31, 2012, $400.0 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, are $19.0 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our 4.75% convertible senior notes or under our note held by Pfizer, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

Our current revenues are derived from JAKAFI product sales, JAKAVI product royalties, collaborations and from licensing our intellectual property. If we are unable to achieve milestones, develop products or renew or enter into new collaborations, our revenues may decrease, and future milestone and royalty payments may not contribute significantly to revenues for several years, and may never result in revenues.

        We derived all of our revenues for the year ended December 31, 2012 from JAKAFI product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

RISKS RELATING TO INTELLECTUAL PROPERTY AND LEGAL MATTERS

If we are subject to arbitration, litigation and infringement claims, they could be costly and disrupt our drug discovery and development efforts.

        The technology that we use to make and develop our drug products, the technology that we incorporate in our products, and the products we are developing may be subject to claims that they infringe the patents or proprietary rights of others. The success of our drug discovery and development efforts will also depend on our ability to develop new compounds, drugs and technologies without infringing or misappropriating the proprietary rights of others. We are aware of patents and patent applications filed in certain countries claiming intellectual property relating to some of our drug discovery targets and drug candidates. While the validity of issued patents, patentability of pending patent applications and applicability of any of them to our programs are uncertain, if any of these patents are asserted against us or if we choose to license any of these patents, our ability to commercialize our products could be harmed or the potential return to us from any product that may be successfully commercialized could be diminished.

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

        Our business and competitive position depends in significant part upon our ability to protect our proprietary technology, including any drug products that we create. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. For example, one of our collaborators may disclose proprietary information pertaining to our drug discovery efforts. In addition, while we have filed numerous patent applications with respect to our drug candidates in the United States and in foreign countries, our patent applications may fail to result in issued patents. In addition, because patent applications can take several years to issue as patents, there may be pending patent applications of others that may later issue as patents that cover some aspect of our drug candidates. Our existing patents and any future patents we may obtain may not be broad enough to protect our products or all of the potential uses of our products, or otherwise prevent others from developing competing products or technologies. In addition, our patents may be challenged and invalidated or may fail to provide us with any competitive advantages if, for example, others were first to invent or first to file a patent application for the technologies and products covered by our patents.

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

        Additionally, United States patent laws were amended in 2011 with the enactment of the America Invents Act and third parties are now able to challenge the validity of issued U.S. patents through various review proceedings; thus rendering the validity of U.S. patents more uncertain. Other changes in the United States patent laws or changes in the interpretation of patent laws could diminish the value of our patents or narrow the scope of our patent protection. We may be obligated to participate in review proceedings to determine the validity of our U.S. patents. We cannot predict the ultimate outcome of these proceedings, the conduct of which could result in substantial costs and diversion of our efforts and resources. If we are unsuccessful in these proceedings some or all of our claims in the patents may be narrowed or invalidated and the patent protection for our drugs and drug candidates in the United States could be substantially shortened. Further, if all of the patents covering one of our products are invalidated, the FDA could approve requests to manufacture a generic version of that product prior to the expiration date of those patents.

International patent protection is particularly uncertain and costly, and our involvement in opposition proceedings in foreign countries may result in the expenditure of substantial sums and management resources.

        Biotechnology and pharmaceutical patent law outside the United States is even more uncertain and costly than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors' foreign patents, which could result in substantial costs and diversion of our efforts. For example, there is a patent opposition proceeding against our European patent that covers the composition of matter and use of certain Janus Kinase inhibitors, including ruxolitinib phosphate, for the treatment of myeloid proliferative disorders, cancer, immune-related diseases, skin disorders, and other diseases. Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and allow third parties to use our proprietary technologies without a license from us or our collaborators, which may also result in loss of future royalty payments. In addition, successful challenges may jeopardize or delay our ability to enter into new collaborations or commercialize potential products, which could harm our business and results of operations.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties

        Our corporate headquarters is in Wilmington, Delaware, which is where our drug discovery and development operations are also located. As of December 31, 2012, we had a lease agreement covering approximately 116,000 square feet that expires in December 2013, with an option to renew for an additional three years. We believe that these facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Item 3.    Legal Proceedings

        We are not currently a party to any material legal proceedings. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

Item 4.    Mine Safety Disclosures

        Not applicable.

Executive Officers of the Registrant

        Our executive officers are as follows:

        Paul A. Friedman, M.D., age 70, joined Incyte as the Chief Executive Officer and a Director in November 2001. Dr. Friedman also serves as our President. From 1998 until October 2001, Dr. Friedman served as President of DuPont Pharmaceuticals Research Laboratories, a wholly owned subsidiary of DuPont Pharmaceuticals Company (formerly The DuPont Merck Pharmaceutical Company), from 1994 to 1998 he served as President of Research and Development of The DuPont Merck Pharmaceutical Company, and from 1991 to 1994 he served as Senior Vice President at Merck Research Laboratories. Prior to his work at Merck and DuPont, Dr. Friedman was an Associate Professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a Diplomate of the American Board of Internal Medicine and a Member of the American Society of Clinical Investigation. He received his A.B. in Biology from Princeton University and his M.D. from Harvard Medical School. Dr. Friedman is also a director of Auxilium Pharmaceuticals, Inc.

        James M. Daly, age 51, has served as Executive Vice President and Chief Commercial Officer since October 2012. Prior to joining Incyte, Mr. Daly served as Senior Vice President of North America Commercial Operations and Global Marketing/Commercial Development at Amgen Inc. where he was employed from January 2002 to December 2011. Prior to his employment with Amgen, Mr. Daly was Senior Vice President and General Manager of the Respiratory/Anti-infective business unit at GlaxoSmithKline, where he was employed from June 1985 to December 2001. Mr. Daly is a pharmacist and received his B.S. and M.B.A. degrees from SUNY at Buffalo.

        David C. Hastings, age 51, has served as Executive Vice President and Chief Financial Officer since October 2003. From February 2000 to September 2003, Mr. Hastings served as Vice President, Chief Financial Officer, and Treasurer of ArQule, Inc. Prior to his employment with ArQule, Mr. Hastings was Vice President and Corporate Controller at Genzyme, Inc., where he was responsible for the management of the finance department. Prior to his employment with Genzyme, Mr. Hastings was the Director of Finance at Sepracor, Inc., where he was primarily responsible for Sepracor's internal and external reporting. Mr. Hastings is a Certified Public Accountant and received his B.A. in Economics at the University of Vermont.

        Richard S. Levy, M.D., age 55, has served as Executive Vice President and Chief Drug Development and Medical Officer since January 2009 and joined the company as Senior Vice President of Drug Development in August 2003. Prior to joining Incyte, Dr. Levy held positions of increasing responsibility in drug development, clinical research and regulatory affairs at Celgene Corporation, from 2002 to 2003, DuPont Pharmaceuticals Company, from 1997 to 2002, and Sandoz (now part of Novartis), from 1991 to 1997. Prior to joining the pharmaceutical industry, Dr. Levy was Assistant Professor of Medicine at the UCLA School of Medicine. Dr. Levy is Board Certified in Internal Medicine and Gastroenterology and received his A.B. in Biology from Brown University and his M.D. from the University of Pennsylvania.

        Eric H. Siegel, age 48, joined Incyte as our Chief Compliance Officer in October 2010 and became Executive Vice President and General Counsel in August 2011. Prior to joining Incyte, from April 2009 to October 2011, he was Chief Compliance Officer at EMD Serono, Inc., a privately-held biotechnology company. From 2007 to 2009 he served as General Counsel for Solstice Neurosciences, Inc., also a privately-held biotechnology company. He was Vice President, Deputy General Counsel and Chief Compliance Officer at Cephalon, Inc. from 2004 to 2007. Mr. Siegel holds a B.A. from Franklin and Marshall College, his M.B.A from Temple University and his J.D. from the University of Pennsylvania.

        Paula J. Swain, age 55, has served as Executive Vice President, Human Resources, of Incyte since August 2002 and joined the company as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol-Myers Squibb Company from October 2001 to January 2002, after it acquired DuPont Pharmaceuticals Company. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

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

	High	Low
2011
First Quarter	$16.72	$13.16
Second Quarter	21.15	15.63
Third Quarter	20.36	12.58
Fourth Quarter	16.46	11.76
2012
First Quarter	$20.60	$14.72
Second Quarter	24.30	17.08
Third Quarter	26.30	17.28
Fourth Quarter	18.63	15.43

        As of December 31, 2012, our common stock was held by 223 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Item 6.    Selected Financial Data

Selected Consolidated Financial Data
(in thousands, except per share data)

        The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Revenues:
Product revenues, net(1)	$136,001	$2,012	$—	$—	$—
Product royalty revenues(2)	3,652	—	—	—	—
Contract revenues(3)	156,948	91,948	168,948	5,755	659
Other revenues	458	495	930	3,510	3,260

Total revenues	297,059	94,455	169,878	9,265	3,919
Costs and expenses:
Cost of product revenues	157	—	—	—	—
Research and development	210,391	178,707	123,880	119,442	146,362
Selling, general and administrative	85,363	58,219	32,328	27,580	17,073
Other expenses(4)	—	712	(379)	2,011	(227)

Total costs and expenses	295,911	237,638	155,829	149,033	163,208

Income (loss) from operations	1,148	(143,183)	14,049	(139,768)	(159,289)
Interest and other income, net	764	462	1,416	50	5,306
Interest expense	(46,058)	(43,819)	(43,323)	(32,125)	(24,937)
Loss on embedded derivative liability	—	—	—	(34,300)	—
Loss on redemption/repurchase of convertible senior and subordinated notes	—	—	(3,988)	(5,727)	—

Loss before provision for income taxes	(44,146)	(186,540)	(31,846)	(211,870)	(178,920)
Provision for income taxes	174	—	—	—	—

Net loss	$(44,320)	$(186,540)	$(31,846)	$(211,870)	$(178,920)

Basic and diluted net loss per share	$(0.34)	$(1.49)	$(0.26)	$(2.06)	$(1.99)

Number of shares used in computation of basic and diluted net loss per share	129,747	125,362	121,628	102,943	89,785

(1)
2012 and 2011 product revenues, net relates to our product sales of JAKAFI.

(2)
2012 product royalty revenues relate to Novartis net sales of JAKAVI outside the United States.

(3)
2012, 2011, 2010 and 2009 contract revenues relates to our collaborative research and license agreements with Novartis and Lilly. 2008 contract revenues relate to our collaborative research and license agreement with Pfizer Inc.

(4)
2011 primarily relates to a settlement agreement. 2010, 2009, and 2008 relate to restructuring activity.

	December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$228,418	$277,594	$424,168	$473,931	$217,783
Working capital	173,440	175,164	341,881	523,229	155,157
Total assets	330,419	328,962	489,581	712,390	232,388
Convertible senior notes	322,043	298,193	276,445	308,059	130,969
Convertible subordinated notes	9,033	17,960	16,987	135,079	265,198
Stockholders' deficit	(174,957)	(227,077)	(88,644)	(102,384)	(220,750)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

        Our current pipeline includes the following compounds:

Target/Drug Compound	Indication	Status
JAK1 and JAK2
JAKAFI(1)	Intermediate or High-Risk Myelofibrosis(5)	FDA Approved—Marketed
Ruxolitinib(1)	Polycythemia Vera	Phase III
Ruxolitinib(1)	Essential Thrombocythemia	Phase II
Ruxolitinib(1)	Pancreatic Cancer	Phase II
Ruxolitinib(1)	Solid Tumors and Other Hematologic Malignancies(6)	Phase I and Phase II
Baricitinib(2)	Rheumatoid Arthritis	Phase III
Baricitinib(3)	Psoriasis	Phase IIb
Baricitinib(3)	Diabetic Nephropathy	Phase II
c-MET
INCB28060(4)	Solid Tumors	Phase II
IDO
INCB24360	Solid Tumors	Phase II
JAK1
INCB39110	Myelofibrosis; Rheumatoid Arthritis; Psoriasis	Phase II

(1)
We licensed rights outside the United States to Novartis International Pharmaceutical Ltd. and retained U.S. rights.

(2)
We licensed worldwide rights to Eli Lilly and Company and have elected to co-develop with Lilly and we retain a co-promotion option.

(3)
We licensed worldwide rights to Lilly and retained co-development and co-promotion options.

(4)
We licensed worldwide rights to Novartis and retained co-development and co-promotion options.

(5)
Several clinical trials in patients with myelofibrosis are ongoing, including long-term extension studies, alternative dosing studies, joint global trials with Novartis and trials in patients with low platelet counts.

(6)
These studies are investigator-sponsored trials.

        The therapeutic and commercial value of new medicines is difficult to predict, and conducting clinical trials for our drug candidates in development is a lengthy, time-consuming and expensive process. Therefore, if we are unable to successfully commercialize JAKAFI or develop and commercialize some of our other drug candidates over the next several years, our business, financial condition and results of operations would be adversely impacted. To date, we have not, and we may never, achieve sustained revenues sufficient to offset expenses. We may incur net losses in future periods, and we may never achieve or maintain profitability. We also expect that our operating results may fluctuate from period to period and that those fluctuations may be substantial.

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

        Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive additional payments of up to approximately $1.1 billion if defined development and commercialization milestones are achieved. In 2012, 2011 and 2010, we received $40.0 million, $25.0 million and $50.0 million, respectively, in milestone payments under this agreement. We also could receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future ruxolitinib net sales outside of the United States. In addition, should Novartis receive reimbursement and pricing approval for ruxolitinib in a specified number of countries, we will be obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of the JAK inhibitor compound in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial. JAKAFI is sold outside of the United States by Novartis under the name JAKAVI. For the year ended December 31, 2012, we recorded $3.7 million of product royalty revenues related to Novartis net sales of JAKAVI.

        The Novartis agreement will continue on a program-by-program basis until Novartis has no royalty payment obligations with respect to such program or, if earlier, the termination of the agreement or any program in accordance with the terms of the agreement. Royalties are payable by Novartis on a product-by-product and country-by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Novartis or its affiliates or sublicensees. The agreement may be terminated in its entirety or on a program-by-program basis by Novartis for convenience. The agreement may also be terminated by either party under certain other circumstances, including material breach.

Lilly

        In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to baricitinib and certain back-up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90.0 million, and were initially eligible to receive additional payments of up to $665.0 million based on the achievement of defined development, regulatory and commercialization milestones. In 2012, we recognized a $50.0 million milestone under this agreement, payment of which was received in January 2013, and in 2010, we received $49.0 million in milestone payments under this agreement. We also could receive tiered, double-digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized.

        We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly will be responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Baricitinib is also being developed in psoriasis and diabetic nephropathy. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country-by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

        We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue recognition;

  •
  Research and development costs;

  •
  Stock compensation;

  •
  Investments; and

  •
  Inventory.

        Revenue Recognition.    Revenues are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured. Revenues are deferred for fees received before earned or until no further obligations exist. We exercise judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer's payment history and on the creditworthiness of the customer.

  Product Revenues

        Our product revenues consist of U.S. sales of JAKAFI and are recognized once we meet all four revenue recognition criteria described above. In November 2011, we began shipping JAKAFI to our specialty pharmacy customers, which in turn dispense JAKAFI to patients in fulfillment of prescriptions. As JAKAFI was a new and novel product, the first approved treatment for intermediate or high-risk myelofibrosis, and the first commercial product for Incyte, we could not reasonably assess potential product returns. As a result of our inability to estimate product returns, the price of JAKAFI was not deemed fixed or determinable, and we deferred the recognition of revenues on product shipments of JAKAFI until the product was shipped by our specialty pharmacy customers to patients. Based on our actual experience with product returns through the three months ended September 30, 2012, we had the ability to estimate product returns and the price of JAKAFI is now deemed fixed or determinable. As a result, during the three months ended September 30, 2012, we began to recognize revenue for product sales of JAKAFI at the time the product was received by our specialty pharmacy customers.

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

  Product Royalty Revenues

        Royalty revenues on commercial sales for JAKAVI by Novartis are estimated based on information provided by Novartis. We exercise judgment in determining whether the information provided is sufficiently reliable for us to base our royalty revenue recognition thereon. If actual royalties vary from estimates, we may need to adjust prior period which would affect royalty revenue in the period of adjustment.

  Contract and License Revenues

        Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of December 31, 2012, all remaining potential milestones under our collaborative arrangements are considered substantive.

        On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During years ended December 31, 2012 and 2011 we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

        Preclinical testing includes laboratory evaluation of product pharmacology, drug metabolism, and toxicity, which includes animal studies, to assess potential safety and efficacy as well as product chemistry, stability, formulation, development, and testing. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The FDA may raise safety concerns or questions about the conduct of the clinical trials included in the IND, and any of these concerns or questions must be resolved before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence. Clinical trials involve the administration of the investigational drug or the marketed drug to human subjects under the supervision of qualified investigators and in accordance with good clinical practices regulations covering the protection of human subjects. Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase I usually involves the initial introduction of the investigational drug into healthy volunteers to evaluate its safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II usually involves clinical trials in a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse effects and safety risks, and evaluate and gain preliminary evidence of the efficacy of the drug for specific indications. Phase III clinical trials usually further evaluate clinical efficacy and safety by testing the drug in its final form in an expanded patient population, providing statistical evidence of efficacy and safety, and providing an adequate basis for labeling. We cannot guarantee that Phase I, Phase II or Phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, we, the institutional review board for a trial, or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

        Stock Compensation.    Share-based payment transactions with employees, including grants of employee stock options, are recognized as compensation expense over the requisite service period based on their estimated fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $38.5 million, $29.0 million and $14.9 million of stock compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        Inventory.    Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, inventory balances and cost of revenue for the next several quarters will reflect a lower average per unit cost of materials.

        The raw materials and work-in-process inventory is not subject to expiration and the shelf life for finished goods inventory is 24 or 36 months from the start of manufacturing of the finished goods. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.

Results of Operations

Years Ended December 31, 2012 and 2011

        We recorded net losses for the years ended December 31, 2012 and 2011 of $44.3 million and $186.5 million, respectively. On a basic and diluted per share basis, net loss was $0.34 and $1.49 for the years ended December 31, 2012 and 2011, respectively.

Revenues

	For the Years Ended, December 31,
	2012	2011
	(in millions)
Product revenues, net	$136.0	$2.0
Product royalty revenues	3.7	—
Contract revenues	156.9	91.9
Other revenues	0.5	0.5

Total revenues	$297.1	$94.4

        Our product revenues, net of JAKAFI for the years ended December 31, 2012 and 2011, were $136.0 million and $2.0 million, respectively. Product revenues from the sale of JAKAFI are recorded net of estimated product returns, which have been de minimis to date, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

        Prior to the three months ended September 30, 2012, we used the sell-through method for revenue recognition as we had limited historical data on product returns. Under the sell-through method, we deferred revenue until the patients received JAKAFI. In the three months ended September 30, 2012, we determined that we had sufficient experience with product returns and transitioned to the sell-in method for recognizing revenue, under which we recognize revenue for product sales of JAKAFI at the time the product is received by our specialty pharmacy customers. Accordingly, product revenues, net, recognized during the year ended December 31, 2012 included $2.3 million of product revenues, net, that were deferred at December 31, 2011.

        The following table provides a summary of activity with respect to the Company's sales allowances and accruals for the year ended December 31, 2012:

Year Ended December 31, 2012	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2012	$76	$133	$8	$—	$217
Allowances for current period sales	4,064	5,842	550	261	10,717
Allowances for prior period sales	—	—	—	—	—
Credits/payments for current period sales	(3,600)	(4,027)	(447)	(5)	(8,079)
Credits/payments for prior period sales	(76)	(133)	(8)	—	(217)

Balance at December 31, 2012	$464	$1,815	$103	$256	$2,638

        Product royalty revenues on commercial sales for JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the years ended December 31, 2012 and 2011, were $3.7 million and $0.0 million, respectively.

        Our contract revenues were $156.9 million and $91.9 million in 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods as well as milestone payments earned during the periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010. The increase from 2011 to 2012 primarily relates to recognition of $90.0 million in milestone payments from Novartis and Lilly in 2012 compared to the recognition of $25.0 million in milestone payments from Novartis in 2011.

Cost of Revenues

        We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval have been recorded as research and development expenses in our statement of operations. As a result, cost of revenues for the next several quarters will reflect a lower average per unit cost of materials. Cost of revenues was $0.2 and $0.0 million for the years ended December 31, 2012 and 2011, respectively.

Operating Expenses

  Research and development expenses

	For the Years Ended, December 31,
	2012	2011
	(in millions)
Salary and benefits related	$62.3	$55.4
Stock compensation	25.5	18.6
Clinical research and outside services	97.7	83.0
Occupancy and all other costs	24.9	21.7

Total research and development expenses	$210.4	$178.7

        We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2011 to 2012 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from 2011 to 2012 was primarily the result of increased development costs. Research and development expenses for the year ended December 31, 2012 and 2011 were net of $4.5 million and $3.8 million, respectively, of costs reimbursed by our collaborative partners. The increase in occupancy and all other costs from 2011 to 2012 was primarily the result of increased laboratory expenses. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

        In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

  Selling, general and administrative expenses

	For the Years Ended, December 31,
	2012	2011
	($ in millions)
Salary and benefits related	$31.0	$19.6
Stock compensation	13.0	10.4
Other contract services and outside costs	41.4	28.2

Total selling, general and administrative expenses	$85.4	$58.2

        Salary and benefits related expense increased from 2011 to 2012 due to increased headcount. This increased headcount was due to hiring our sales force and the commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high-risk myelofibrosis.

Other income (expense)

        Interest and other income, net.    Interest and other income, net, for the years ended December 31, 2012 and 2011 was $0.8 million and $0.5 million, respectively.

        Interest expense.    Interest expense for the years ended December 31, 2012 and 2011 was $46.1 million and $43.8 million, respectively. The increase in 2012 from 2011 is primarily attributable to accretion of the discount related to our 4.75% convertible senior notes due 2015 issued in September 2009.

Years Ended December 31, 2011 and 2010

        We recorded net losses for the years ended December 31, 2011 and 2010 of $186.5 million and $31.8 million, respectively. On a basic and diluted per share basis, net loss was $1.49 and $0.26 for the years ended December 31, 2011 and 2010, respectively.

Revenues

	For the Years Ended, December 31,
	2011	2010
	(in millions)
Product revenues, net	$2.0	$—
Contract revenues	91.9	169.0
Other revenues	0.5	0.9

Total revenues	$94.4	$169.9

        Our product revenues, net of $2.0 million in 2011 resulted from commercial sale of JAKAFI following FDA approval on November 16, 2011 and excluded approximately $2.3 million of deferred product revenue for JAKAFI shipped to specialty pharmacies but not yet delivered to patients. As we had no historical data on returns, we used the sell-through method during 2011 for revenue recognition under which we deferred revenue until the patient received JAKAFI.

        Our contract revenues were $91.9 million and $169.0 million in 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods as well as milestone payments earned during the periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010. The decrease from 2010 to 2011 primarily relates to recognition of $102.0 million in milestone payments from Novartis, Lilly and Pfizer in 2010 compared to the recognition of $25.0 million in milestone payments from Novartis in 2011.

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

Other income (expense)

        Interest and other income, net.    Interest and other income, net, for the years ended December 31, 2011 and 2010 was $0.5 million and $1.4 million, respectively. The decrease in 2011 from 2010 is primarily due to the Qualifying Therapeutic Discovery Project grants received in October 2010, for which we were awarded $0.7 million in connection with our development programs.

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

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued amendments to achieve common fair value measurement and disclosure requirements. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards and are effective for fiscal years beginning after December 15, 2011. We adopted these amendments on January 1, 2012, and their adoption did not have a material impact on our consolidated results of operations, financial position or cash flows.

        In June 2011, the FASB issued guidance on comprehensive income. This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This guidance was effective for us beginning January 1, 2012 and the adoption did not have a material impact on our consolidated results of operations, financial position or cash flows.

Liquidity and Capital Resources

	2012	2011	2010
	(in millions)
December 31:
Cash, cash equivalents, and marketable securities	$228.4	$277.6	$424.2
Working capital	$173.4	$175.2	$341.9
Year ended December 31:
Cash provided by (used in):
Operating activities	$(94.8)	$(161.7)	$97.9
Investing activities	$(2.0)	$(2.5)	$15.2
Financing activities	$47.7	$19.5	$(145.1)
Capital expenditures (included in investing activities above)	$2.8	$3.8	$4.1

        Sources and Uses of Cash.    We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2012. Because of those losses, we had an accumulated deficit of $1.7 billion as of December 31, 2012. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At December 31, 2012, we had available cash, cash equivalents, and marketable securities of $228.4 million. This amount does not include the $50.0 million milestone payment from Lilly for the advancement of baricitinib into Phase III clinical trials, which was earned in the fourth quarter of 2012 and received in January 2013. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and U.S. government agency and non-agency mortgage-backed securities. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

        Cash provided by (used in) Operating Activities.    The $66.9 million decrease in cash used in operating activities from 2011 to 2012 was due primarily to our lower net loss compared to the prior period. The $259.6 million increase in cash used in operating activities from 2010 to 2011 was due primarily to remaining upfront payments of $150.0 million and milestone payments of $102.0 million received from our collaborators during 2010.

        Cash provided by (used in) Investing Activities.    Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, including possible earn-out payments to former stockholders of Maxia Pharmaceuticals, Inc., capital expenditures and maturities/sales and purchases of marketable securities.

        Cash provided by (used in) Financing Activities.    During 2012, net cash provided by financing activities was $47.7 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2011, net cash provided by financing activities was $19.5 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2010, net cash used in financing activities was $145.1 million, which represented primarily $158.6 million used to redeem the remaining 3 1/2% convertible senior notes due 2011 and 3 1/2% convertible subordinated notes due 2011, offset by proceeds of $13.6 million from the issuance of common stock under our stock plans and employee stock purchase plan.

        The following summarizes our significant contractual obligations as of December 31, 2012 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$10.0	$—	10.0	$—	$—
Principal on convertible senior debt	400.0	—	400.0	—	—
Interest on convertible senior debt	57.0	19.0	38.0	—	—
Non-cancelable operating lease obligations:
Related to corporate headquarters	6.7	6.7	—	—	—

Total contractual obligations	$473.7	$25.7	$448.0	$—	$—

        The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below. In December 2012, Pfizer exercised its right to convert its $10.0 million principal amount convertible subordinated promissory note due in 2013 into shares of our common stock.

        Commitments related to Maxia Pharmaceuticals, Inc. are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. Twenty percent of each earn out payment, if earned, will be paid in cash and the remaining eighty percent will be paid in shares of our common stock. None of these milestones has been achieved as of December 31, 2012.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of December 31, 2012, cash, cash equivalents and marketable securities were $228.4 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2012, the decline in fair value would not be material.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Incyte Corporation

        We have audited the consolidated balance sheets of Incyte Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Corporation, at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Incyte Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 21, 2013

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$224,057	$273,164
Marketable securities—available-for-sale	4,361	4,430
Restricted cash and investments	—	19,294
Accounts receivable	70,951	6,415
Inventory	278	—
Prepaid expenses and other current assets	9,867	7,475

Total current assets	309,514	310,778
Inventory	8,475	3,536
Property and equipment, net	6,348	6,431
Intangible and other assets, net	6,082	8,217

Total assets	$330,419	$328,962

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$13,961	$14,939
Accrued compensation	22,899	21,856
Interest payable	4,750	4,750
Accrued and other current liabilities	28,385	24,766
Deferred revenue—Product revenues	—	2,332
Deferred revenue—Collaborative agreements	66,079	66,971

Total current liabilities	136,074	135,614
Convertible senior notes	322,043	298,193
Convertible subordinated notes	9,033	17,960
Deferred revenue—Collaborative agreements	38,226	104,272

Total liabilities	505,376	556,039

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 133,462,185 and 126,471,999 shares issued and outstanding as of December 31, 2012 and 2011, respectively	133	126
Additional paid-in capital	1,476,922	1,380,725
Accumulated other comprehensive gain	1,878	1,642
Accumulated deficit	(1,653,890)	(1,609,570)

Total stockholders' deficit	(174,957)	(227,077)

Total liabilities and stockholders' deficit	$330,419	$328,962

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Product revenues, net	$136,001	$2,012	$—
Product royalty revenues	3,652	—	—
Contract revenues	156,948	91,948	168,948
Other revenues	458	495	930

Total revenues	297,059	94,455	169,878
Costs and expenses:
Cost of product revenues	157	—	—
Research and development	210,391	178,707	123,880
Selling, general and administrative	85,363	58,219	32,328
Other expenses	—	712	(379)

Total costs and expenses	295,911	237,638	155,829

Income (loss) from operations	1,148	(143,183)	14,049
Interest and other income, net	764	462	1,416
Interest expense	(46,058)	(43,819)	(43,323)
Loss on repurchase of convertible senior and subordinated notes	—	—	(3,988)

Loss before provision for income taxes	(44,146)	(186,540)	(31,846)
Provision for income taxes	174	—	—

Net loss	$(44,320)	$(186,540)	$(31,846)

Basic and diluted net loss per share	$(0.34)	$(1.49)	$(0.26)
Shares used in computing basic and diluted net loss per share	129,747	125,362	121,628

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(44,320)	$(186,540)	$(31,846)
Other comprehensive income (loss):
Unrealized gains (losses) on restricted cash and investments and marketable securities	788	(159)	1,462
Reclassification adjustment for realized gains on restricted cash and investments and marketable securities	(552)	(185)	(183)

Other comprehensive income (loss)	236	(344)	1,279

Comprehensive loss	$(44,084)	$(186,884)	$(30,567)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2009	$119	$1,287,974	$707	$(1,391,184)	$(102,384)
Issuance of 1,701,368 shares of Common Stock upon exercise of stock options and 1,182,929 shares of Common Stock under the ESPP	3	13,586	—	—	13,589
Issuance of 1,502,851 shares of Common Stock upon conversion of convertible senior and subordinated notes	1	15,861	—	—	15,862
Stock compensation expense	—	14,856	—	—	14,856
Other comprehensive income	—	—	1,279	—	1,279
Net loss	—	—	—	(31,846)	(31,846)

Balances at December 31, 2010	$123	$1,332,277	$1,986	$(1,423,030)	$(88,644)
Issuance of 2,294,586 shares of Common Stock upon exercise of stock options and 896,939 shares of Common Stock under the ESPP	3	19,465	—	—	19,468
Stock compensation expense	—	28,983	—	—	28,983
Other comprehensive loss	—	—	(344)	—	(344)
Net loss	—	—	—	(186,540)	(186,540)

Balances at December 31, 2011	$126	$1,380,725	$1,642	$(1,609,570)	$(227,077)
Issuance of 5,150,649 shares of Common Stock upon exercise of stock options and restricted stock units and 378,041 shares of Common Stock under the ESPP	5	47,706	—	—	47,711
Issuance of 1,461,496 shares of Common Stock upon conversion of Pfizer Note	2	9,998	—	—	10,000
Stock compensation expense	—	38,493	—	—	38,493
Other comprehensive income	—	—	236	—	236
Net loss	—	—	—	(44,320)	(44,320)

Balances at December 31, 2012	$133	$1,476,922	$1,878	$(1,653,890)	$(174,957)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(44,320)	$(186,540)	$(31,846)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash restructuring benefit	—	(88)	(379)
Depreciation and amortization of debt discounts	29,979	26,990	24,485
Stock-based compensation	38,493	28,983	14,856
Loss on repurchase of convertible senior and subordinated notes	—	—	3,988
Realized (gain) loss on restricted cash and investments and marketable securities, net	(552)	185	(183)
Changes in operating assets and liabilities:
Accounts receivable	(64,536)	(714)	157,960
Prepaid expenses and other assets	16,903	17,824	15,521
Inventory	(5,217)	(3,536)	—
Accounts payable	(978)	4,166	(10,191)
Accrued and other liabilities	4,668	15,633	(9,267)
Deferred revenue—Product revenues	(2,332)	2,332	—
Deferred revenue—Collaborative agreements	(66,938)	(66,950)	(67,006)

Net cash (used in) provided by operating activities	(94,830)	(161,715)	97,938

Cash flows from investing activities:
Capital expenditures	(2,839)	(3,799)	(4,109)
Sales of marketable securities	(9)	—	431
Maturities of marketable securities	860	1,298	18,882

Net cash (used in) provided by investing activities	(1,988)	(2,501)	15,204

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	47,711	19,468	13,590
Repurchase of convertible senior and subordinated notes	—	—	(158,644)

Net cash provided by (used in) financing activities	47,711	19,468	(145,054)
Net decrease in cash and cash equivalents	(49,107)	(144,748)	(31,912)
Cash and cash equivalents at beginning of year	273,164	417,912	449,824

Cash and cash equivalents at end of year	$224,057	$273,164	$417,912

Supplemental Schedule of Cash Flow Information
Interest paid	$19,000	$19,000	$22,175

Taxes paid	$1	$—	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

        Organization and Business.    Incyte Corporation ("Incyte," "we," "us," or "our") is a biopharmaceutical company focused on developing and commercializing proprietary small molecule drugs for oncology and inflammation. Our pipeline includes compounds in various stages, ranging from preclinical to late stage development, and a commercialized product, JAKAFI® (ruxolitinib).

        Principles of Consolidation.    The consolidated financial statements include the accounts of Incyte Corporation and our wholly owned subsidiaries. All inter-company accounts, transactions, and profits have been eliminated in consolidation.

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

        Accounts Receivable.    As of December 31, 2012 and 2011 we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

        Inventory.    Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

goods. We began capitalizing inventory in mid-November 2011 once the U.S. Food and Drug Administration ("FDA") approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, inventory balances and cost of revenue for the next several quarters will reflect a lower average per unit cost of materials.

        The raw materials and work-in-process inventory is not subject to expiration and the shelf life for finished goods inventory is 24 or 36 months from the start of manufacturing of the finished goods. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.

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

        Net Income (Loss) Per Share.    Our basic and diluted losses per share are calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during all periods presented. Options to purchase stock and shares issuable upon the conversion of convertible debt are included in diluted earnings per share calculations, unless the effects are anti-dilutive.

        Accumulated Other Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) consists of unrealized gains or losses on marketable securities and restricted cash and investments.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        Revenue Recognition.    Revenues are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured. Revenues are deferred for fees received before earned or until no further obligations exist. We exercise judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer's payment history and on the creditworthiness of the customer.

  Product Revenues

        Our product revenues consist of U.S. sales of JAKAFI and are recognized once we meet all four revenue recognition criteria described above. In November 2011, we began shipping JAKAFI to our specialty pharmacy customers, which in turn dispense JAKAFI to patients in fulfillment of prescriptions. As JAKAFI was a new and novel product, the first approved treatment for intermediate or high-risk myelofibrosis, and the first commercial product for Incyte, we could not reasonably assess potential product returns. As a result of our inability to estimate product returns, the price of JAKAFI was not deemed fixed or determinable, and we deferred the recognition of revenues on product shipments of JAKAFI until the product was shipped by our specialty pharmacy customers to patients. Based on our actual experience with product returns through the three months ended September 30, 2012, we had the ability to estimate product returns and the price of JAKAFI is now deemed fixed or determinable. As a result, during the three months ended September 30, 2012, we began to recognize revenue for product sales of JAKAFI at the time the product was received by our specialty pharmacy customers. Accordingly, product revenues, net, recognized during the year ended December 31, 2012 included $2.3 million of product revenues, net, that were deferred at December 31, 2011.

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

  Product Royalty Revenues

        Royalty revenues on commercial sales for ruxolitinib (marketed as JAKAVI® outside the United States) by Novartis Pharmaceutical International Ltd. ("Novartis") are based on net sales of licensed products in licensed territories as provided by Novartis. We recognize royalty revenues in the period the sales occur.

  Contract and License Revenues

        Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

arrangement. Further information about our collaborative arrangements can be found below in Note 5, License Agreements. As of December 31, 2012, all remaining potential milestones under our collaborative arrangements are considered substantive.

        On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During years ended December 31, 2012 and 2011, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

        Our collaborations often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events. These three categories of milestone events reflect the three stages of the life-cycle of our drugs, which we describe in more detail in the following paragraphs.

        The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing approval by the FDA requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate's safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations of a drug candidate in humans, we must submit an Investigational New Drug application ("IND"), which must be reviewed by the FDA.

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

        Preclinical testing includes laboratory evaluation of product pharmacology, drug metabolism, and toxicity, which includes animal studies, to assess potential safety and efficacy as well as product chemistry, stability, formulation, development, and testing. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The FDA may raise safety concerns or questions about the conduct of the clinical trials included in the IND, and any of these concerns or questions must be resolved before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence. Clinical trials involve the administration of the investigational drug or the marketed drug to human subjects under the supervision of qualified investigators and in accordance with good clinical practices regulations covering the protection of human subjects. Clinical trials typically are conducted in three sequential phases, but the phases may

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

overlap or be combined. Phase I usually involves the initial introduction of the investigational drug into healthy volunteers to evaluate its safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II usually involves clinical trials in a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse effects and safety risks, and evaluate and gain preliminary evidence of the efficacy of the drug for specific indications. Phase III clinical trials usually further evaluate clinical efficacy and safety by testing the drug in its final form in an expanded patient population, providing statistical evidence of efficacy and safety, and providing an adequate basis for labeling. We cannot guarantee that Phase I, Phase II or Phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, we, the institutional review board for a trial, or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

        Stock Compensation.    Share-based payment transactions with employees, including grants of employee stock options, are recognized as compensation expense over the requisite service period based on their estimated fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $38.5 million, $29.0 million and $14.9 million of stock compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued amendments to achieve common fair value measurement and disclosure requirements. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards and are effective for fiscal years beginning after December 15, 2011. We adopted these amendments on January 1, 2012, and their adoption did not have a material impact on our consolidated results of operations, financial position or cash flows.

        In June 2011, the FASB issued guidance on comprehensive income. This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This guidance was effective for us beginning January 1, 2012 and the adoption did not have a material impact on our consolidated results of operations, financial position or cash flows.

Note 2. Marketable Securities

        The following is a summary of our marketable security portfolio as of December 31, 2012 and 2011, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2012
Mortgage backed securities	$2,483	$1,878	$—	$4,361

	$2,483	$1,878	$—	$4,361

December 31, 2011
Mortgage backed securities	$3,343	$1,087	$—	$4,430

	$3,343	$1,087	$—	$4,430

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

        Our marketable securities consist of investments in U.S. Treasury notes, and other U.S. government agency and non-agency mortgage-backed securities that are classified as available-for-sale.

        At December 31, 2012 and 2011, our Level 2 mortgage-backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

        Restricted cash and investments primarily consisted of amounts held in escrow for interest payments on our 4.75% Convertible Senior Notes due 2015 (the "4.75% Senior Notes") through October 2012. The restricted investments consisted of U.S. Treasury notes.

        The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Cash and cash equivalents	$224,057	$—	$—	$224,057
Mortgage-backed securities	—	4,361	—	4,361

Total assets	$224,057	$4,361	$—	$228,418

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

        Net realized gains of $0.6 million, $0.2 million and $0.2 million from the sale of restricted cash and investment and marketable securities were included in "Interest and other income, net" in 2012, 2011 and 2010, respectively.

Note 3. Concentrations of Credit Risk

        In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company ("Lilly"). In November 2009, we entered into a collaboration and license agreement with Novartis. In November 2005, we entered into a collaborative research and license agreement with Pfizer Inc. ("Pfizer"), which became effective in January 2006. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total Contract Revenues for the Years Ended, December 31,
	2012	2011	2010
	(in millions)
Collaboration Partner A	60%	86%	62%
Collaboration Partner B	40%	14%	37%

        Collaboration Partner A and Collaboration Partner B comprised 73% and 36% of the accounts receivable balance as of December 31, 2012 and 2011, respectively.

        In November 2011, we began commercialization and distribution of JAKAFI to a limited number of specialty pharmacies. Our product revenues are concentrated in a limited number of specialty

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Concentrations of Credit Risk (Continued)

pharmaceutical customers. The concentration of credit risk related to our specialty pharmaceutical customers is as follows:

	Percentage of Total Net Product Revenues for the Years Ended, December 31,
	2012	2011
	(in millions)
Customer A	15%	28%
Customer B	21%	26%
Customer C	29%	25%
Customer D	15%	9%

        We are exposed to risks associated with extending credit to specialty pharmaceutical customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 17% and 59% of the accounts receivable balance as of December 31, 2012 and 2011, respectively.

Note 4. Inventory

        Our inventory balance consists of the following:

	December 31,
	2012	2011
	(in thousands)
Raw materials	$591	$3,536
Work-in-process	7,884	—
Finished goods	278	—

	8,753	3,536
Inventories—current	278	—

Inventories—non-current	$8,475	$3,536

        Inventories, stated at the lower of cost or market, may consist of raw materials, work in process and finished goods. At December 31, 2012, $0.3 million of inventory was classified as current on the consolidated balance sheets as we expect this inventory to be consumed for commercial use within the next twelve months. At December 31, 2012 and December 31, 2011, $8.5 million and $3.5 million of inventory, respectively, was classified as non-current on the consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain a number of inventory components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral violation of the contractual terms under which we are supplied components by a single source supplier could adversely affect our total revenues and gross margins.

        The raw materials and work-in-process inventory is not subject to expiration and the shelf life for finished goods inventory is 24 or 36 months from the start of manufacturing of the finished goods. We evaluate for potential excess inventory by analyzing current and future product demand relative to the

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Inventory (Continued)

remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage.

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

        Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.1 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $162.0 million for the achievement of development milestones, up to $450.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In 2012, we recognized and received a $40.0 million regulatory milestone payment under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of Jakavi. In 2011, we recognized and received a $15.0 million development milestone payment under this agreement for the achievement of a predefined milestone in an ongoing Phase I dose-escalation trial for INCB28060 in patients with solid tumors and a $10.0 million regulatory milestone payment for the JAKAFI approval in the United States. In 2010 we recognized and received $50.0 million in development milestone payments for the initiation of the global Phase III trial, RESPONSE, in patients with polycythemia vera. We determined the 2012, 2011 and 2010 milestones to be substantive as their achievement required substantive efforts by us and were at risk until the milestones were ultimately achieved. We also could receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future ruxolitinib net sales outside of the United States. In addition, should Novartis receive reimbursement and pricing approval for ruxolitinib in a specified number of countries, we will be obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of the JAK inhibitor compound in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial.

        The Novartis agreement will continue on a program-by-program basis until Novartis has no royalty payment obligations with respect to such program or, if earlier, the termination of the agreement or any program in accordance with the terms of the agreement. Royalties are payable by Novartis on a product-by-product and country-by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Novartis or its affiliates or sublicensees.

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

        At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs will be recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At December 31, 2012 and 2011, $2.1 million and $2.3 million of reimbursable costs are included in accounts receivable on the consolidated balance sheet. Research and development expenses for the year ended December 31, 2012, 2011 and 2010 were net of $4.4 million, $3.6 million and $7.1 million, respectively, of costs reimbursed by Novartis.

        Contract revenue under the Novartis agreement was $94.1 million, $79.1 million and $104.1 million, respectively, for the years ended December 31, 2012, 2011 and 2010. Included in the amounts for December 31, 2012, 2011 and 2010, were $40.0 million, $25.0 million and $50.0 million, respectively, in milestone payments received from Novartis. In addition, for the year ended December 31, 2012, we recorded $3.7 million of product royalty revenues related to Novartis net sales of JAKAVI outside the United States.

Lilly

        In December 2009, we entered into a License, Development and Commercialization Agreement with Eli Lilly and Company. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. In 2012, we recognized a $50.0 million development milestone under this agreement for the achievement of a predefined milestone for the initiation of the rheumatoid arthritis Phase III program for baricitinib. In 2010, we recognized and received a $30.0 million development milestone payment based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone payment for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined the 2012 and 2010 milestones to be substantive as their achievement

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. License Agreements (Continued)

required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also could receive tiered, double-digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized.

        We retained options to co-develop our JAK inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly will be responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country-by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

        We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co-development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016, our estimated performance period under the agreement. Reimbursable costs incurred after the effective date with Lilly will be recorded net against the related research and development expenses. At December 31, 2012 and December 31, 2011, $0.0 million of reimbursable costs were included in accounts receivable on the consolidated balance sheet. Research and development expenses for the year ended December 31, 2012, 2011 and 2010 were net of $0.1 million, $0.2 million and $2.8 million, respectively, of costs reimbursed by Lilly.

        Contract revenue under the Lilly agreement was $62.9 million, $12.9 million and $61.9 million, respectively, for the years ended December 31, 2012, 2011 and 2010. Included in the amount for the years ended December 31, 2012 and 2010 was $50.0 million and $49.0 million, respectively, in connection with milestone payments earned from Lilly.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. License Agreements (Continued)

Pfizer

        In January 2006, we entered into a Collaborative Research and License Agreement with Pfizer. for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days' notice. We received an upfront nonrefundable, non-creditable payment of $40.0 million in January 2006 and are eligible to receive additional future development and milestone payments.

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

Note 6. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2012	2011
	(in thousands)
Office equipment	$1,893	$1,490
Laboratory equipment	18,240	17,140
Computer equipment	13,453	12,354
Leasehold improvements	2,418	2,382

	36,004	33,366
Less accumulated depreciation and amortization	(29,656)	(26,935)

	$6,348	$6,431

        Depreciation expense, including amortization expense of leasehold improvements, was $2.9 million, $2.2 million and $1.1 million for 2012, 2011 and 2010, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Intangible and Other Assets

        Intangible and other assets consist of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Debt issuance costs	$12,897	$(6,815)	$6,082	$12,897	$(4,680)	$8,217

Total intangible and other assets	$12,897	$(6,815)	$6,082	$12,897	$(4,680)	$8,217

        Debt issuance costs include costs incurred in connection with the private placements of our 4.75% Senior Notes. Amortization expense for the years ended December 31, 2012, 2011 and 2010 related to intangible assets was $2.1 million, $2.2 million and $2.1 million, respectively.

Note 8. Convertible Notes

        The components of the Convertible Notes are as follows (in thousands):

			December 31,
			Carrying Amount
	December 31, 2012 Interest Rates
Debt		Maturities	2012	2011
4.75% Convertible Senior Notes due 2015	4.75%	2015	$322,043	$298,193
Pfizer Convertible Subordinated Note due 2013	0.0%	2013	—	9,415
Pfizer Convertible Subordinated Note due 2014	0.0%	2014	9,033	8,545

Less current portion			—	—

			$331,076	$316,153

        Annual maturities of all Convertible Notes are as follows:

2013	$—
2014	10,000
2015	400,000
Thereafter	—

$410,000

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes (Continued)

        The carrying amount and fair value of our Convertible Notes are as follows (in thousands):

	December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.75% Convertible Senior Notes due 2015	$322,043	$798,040	$298,193	753,760
Pfizer Convertible Subordinated Note due 2013	—	—	9,415	19,357
Pfizer Convertible Subordinated Note due 2014	9,033	$13,573	8,545	12,754

	$331,076	$811,613	$316,153	$785,871

        The fair values of the 4.75% Senior Notes are based on quoted prices in an active market and, therefore, these convertible senior notes are classified within Level 1 in the fair value hierarchy. The fair values of the convertible subordinated notes issued to Pfizer (the "Pfizer Notes") are based on a fair value model that incorporates both observable and unobservable inputs, including the quoted price of our common stock and an estimated discount rate, and, therefore, the Pfizer Notes are classified as Level 3 in the fair value hierarchy.

        The 4.75% Senior Notes bear interest at the rate of 4.75% per year, payable semi-annually on April 1 and October 1, and are due October 1, 2015. The Indenture governing the 4.75% Senior Notes (the "Indenture") contains a covenant that, among other things, limits our ability and the ability of any of our subsidiaries to incur additional indebtedness, create liens, or sell, lease, license, transfer or otherwise dispose of certain of our or their assets. This covenant is subject to a number of exceptions, limitations and qualifications set forth in the Indenture. We may not redeem the 4.75% Senior Notes prior to their scheduled maturity date. If we undergo a fundamental change, as defined in the Indenture, subject to certain conditions, holders may require us to repurchase their 4.75% Senior Notes at a purchase price equal to 100% of the principal amount being purchased, plus accrued and unpaid interest, up to the date of purchase. The 4.75% Senior Notes are convertible into shares of our common stock at an initial conversion rate of 113.9601 shares per $1,000 principal amount of the 4.75% Senior Notes, equivalent to an initial conversion price of approximately $8.78 per share. In addition, if, and to the extent, a holder elects to convert any 4.75% Senior Notes in connection with a make-whole fundamental change transaction, as defined in the Indenture, we will, under certain circumstances, increase the applicable conversion rate by a number of additional shares of our common stock. The carrying value of the 4.75% Senior Notes was $322.0 million at December 31, 2012. We accrete the 4.75% Senior Notes up to their face value of $400.0 million over the term of six years by recording interest expense under the effective interest method.

        In connection with the collaborative research and license agreement, Pfizer purchased the Pfizer Notes. In February 2006, Pfizer purchased a $10.0 million principal amount Pfizer Note that was due in 2013, which in December 2012 was converted into shares of our common stock at a conversion price of $6.84 per share. In October 2007, Pfizer purchased an additional $10.0 million principal amount Pfizer Note (the "Outstanding Pfizer Note"), which bears no interest, is due seven years from the date of issuance and is convertible into our common stock at initial conversion price of $9.75 per share, subject to adjustments. At December 31, 2012 and 2011 the Outstanding Pfizer Note was subordinated to the 4.75% Senior Notes. We may, at our option, repay the Outstanding Pfizer Note beginning October 10, 2010. Pfizer may require us to repay the Outstanding Pfizer Note upon a change of control, as defined. As the

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes (Continued)

Outstanding Pfizer Note is non-interest bearing, it was discounted to its net present value of $6.8 million by imputing interest at a rate of 3.9%, which represented market conditions in place at the time the note was issued. The carrying value of the Outstanding Pfizer Note was $9.0 million at December 31, 2012. We accrete the Outstanding Pfizer Note up to its face value over the term of seven years by recording interest expense under the effective interest method.

Note 9. Stockholders' Deficit

        Preferred Stock.    We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2012 and 2011. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

        Common Stock.    We are authorized to issue 400,000,000 shares of common stock.

        Stock Compensation Plans.    As of December 31, 2012, we had reserved a total of 28,712,156 shares of our common stock for future issuance related to our stock plans as described below. Summaries of stock option activity for our stock option plans as of December 31, 2012, 2011 and 2010, and related information for the years ended December 31 are included in the plan descriptions below.

        2010 Stock Incentive Plan.    In May 2010 the Board of Directors adopted the 2010 Stock Incentive Plan (the "2010 Plan") for issuance of common stock to employees, non-employee directors, consultants, and scientific advisors. Options granted to employees, consultants, and scientific advisors under the 2010 Plan vest over three years, pursuant to a formula determined by our Board of Directors, and expire after seven years. Each new non-employee director joining the Board will receive an option to purchase 35,000 shares of common stock which vest over four years. Additionally, members who continue to serve on the Board will receive annual option grants for 20,000 shares exercisable in full on the first anniversary of the date of the grant. All options are exercisable at the fair market value of the stock on the date of grant. Non-employee director options expire after ten years. In May 2010, our stockholders approved the number of shares of common stock reserved for issuance under the 2010 Plan of 5,400,000 plus the number of shares of Common Stock previously approved by our stockholders and remaining available for issuance and not subject to outstanding awards under the 1991 Stock Plan (the "1991 Plan") and the 1993 Directors' Stock Option Plan (the "Directors' Plan"), which was 653,475 shares. Upon the approval of the 2010 Plan, no further grants could be made under the 1991 Plan or the Directors' Plan. In May 2011, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 6,053,475 to 12,553,475. In May 2012, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 12,553,475 to 16,553,475.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stockholders' Deficit (Continued)

        Activity under the combined plans was as follows:

		Shares Subject to Outstanding Options
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at December 31, 2009	3,487,333	17,980,691	$7.71
Additional authorization	5,400,000	—	—
Options granted	(4,138,584)	4,138,584	$10.87
Options exercised	—	(1,701,368)	$6.56
Options expired	—	(650)	$32.13
Options cancelled	37,945	(309,334)	$8.54

Balance at December 31, 2010	4,786,694	20,107,923	$8.44
Additional authorization	6,500,000	—	—
Options granted	(5,095,333)	5,095,333	$15.12
Options exercised	—	(2,294,586)	$7.17
Options expired	—	(592,085)	$17.44
Options cancelled	264,740	(320,006)	$13.89

Balance at December 31, 2011	6,456,101	21,996,579	$9.78
Additional authorization	4,000,000	—	—
Options granted	(5,469,000)	5,469,000	$18.12
Options exercised	—	(5,117,374)	$8.51
Vesting of restricted stock units	—	(50,000)	—
Options expired	—	(44,167)	$6.14
Options cancelled	419,176	(437,427)	$16.02

Balance at December 31, 2012	5,406,277	21,816,611	$12.05

        Options to purchase a total of 14,596,823, 15,604,786 and 14,795,496 shares as of December 31, 2012, 2011 and 2010, respectively, were exercisable and vested. The aggregate intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 were $61.3 million, $23.5 million and $12.3 million, respectively. At December 31, 2012 the aggregate intrinsic value of options outstanding and vested options are $108.1 million and $104.4 million, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stockholders' Deficit (Continued)

        The following table summarizes information about stock options outstanding as of December 31, 2012 for the 2010 Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.46 - $5.46	3,148,878	2.94	$4.00	3,148,878	$4.00
$5.68 - $8.19	2,303,562	1.50	$7.24	2,303,562	$7.24
$8.57 - $9.41	3,442,503	3.12	$9.21	3,379,907	$9.20
$9.50 - $11.98	2,389,622	2.38	$11.71	2,362,312	$11.71
$12.00 - $14.60	1,018,565	5.05	$13.40	826,769	$13.39
$14.72 - $14.72	2,957,457	5.04	$14.72	1,850,947	$14.72
$14.74 - $17.50	1,406,024	5.81	$16.23	461,224	$15.80
$17.79 - $17.79	3,940,000	6.03	$17.79	—	$—
$17.89 - $22.48	1,063,000	6.59	$19.60	263,224	$18.86
$24.84 - $24.84	97,000	6.50	$24.84	—	$—

	21,766,611			14,596,823

        The above table excludes restricted stock units. In December 2011, 100,000 restricted stock units were granted, of which 50,000 vested in December 2012.

        Employee Stock Purchase Plan.    On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan (the "ESPP"). In May 2010, our stockholders approved an increase in the number of shares available for grant from 5,350,000 shares to 7,350,000 shares. In May 2011, our stockholders approved an increase in the number of shares available for grant from 7,350,000 shares to 8,350,000 shares. Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 378,041, 896,939 and 1,182,929 shares under the ESPP in 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, 2011 and 2010 we recorded stock compensation expense of $1.4 million, $1.0 million and $0.8 million, respectively, as the ESPP is considered compensatory under the FASB stock compensation rules. As of December 31, 2012, 1,489,268 shares remain available for issuance under the ESPP.

Note 10. Stock Compensation

        We recorded $38.5 million, $29.0 million and $14.9 million, respectively, of stock compensation expense for the years ended December 31, 2012, 2011 and 2010. We utilized the Black-Scholes valuation

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Stock Compensation (Continued)

model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Year Ended			Employee Stock Purchase Plan For the Year Ended
	December 31,			December 31,
	2012	2011	2010	2012	2011	2010
Average risk-free interest rates	0.49%	0.97%	1.10%	0.28%	0.53%	0.66%
Average expected life (in years)	3.90	3.30	2.97	0.50	0.50	0.50
Volatility	57%	71%	74%	50%	36%	46%
Weighted-average fair value (in dollars)	7.73	7.33	5.23	3.68	1.28	0.64

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

        Total compensation cost of options granted but not yet vested, as of December 31, 2012, was $20.1 million, which is expected to be recognized over the weighted average period of 3.43 years.

Note 11. Income Taxes

        A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Benefit at U.S. federal statutory rate	$(15,451)	$(65,289)	$(11,146)
Unbenefitted net operating losses and tax credits	6,492	57,102	(1,451)
Non-deductible amortization of debt discount	8,347	7,612	6,937
Expiring capital loss carryforward	—	—	5,371
Other	786	575	289

Provision for income taxes	$174	$—	$—

        The provision for income taxes for the year ended December 31, 2012 was for state income taxes.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income Taxes (Continued)

        Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Federal and state net operating loss carryforwards	$493,000	$484,000
Federal and state research credits	96,000	91,000
Capitalized research and development	14,000	20,000
Deferred revenue and accruals	44,000	72,000
Non-cash compensation	22,000	17,000
Investments	6,000	6,000
Other, net	2,000	3,000

Total gross deferred tax assets	677,000	693,000
Less valuation allowance for deferred tax assets	(677,000)	(693,000)

Net deferred tax assets	$—	$—

        The valuation allowance for deferred tax assets decreased by approximately $16.0 million during the year ended December 31, 2012, and increased by approximately $72.0 million and $11.0 million during the years ended December 31, 2011 and 2010, respectively. Management believes the uncertainty regarding the realization of net deferred tax assets requires a full valuation allowance.

        As of December 31, 2012, we had federal and state net operating loss carryforwards (NOLs) of approximately $1.3 billion that will expire at various dates beginning in 2021 through 2032, if not utilized. Our ability to utilize these NOLs may be limited under Internal Revenue Code Section 382 ("Section 382"). Section 382 imposes annual limitations on the utilization of NOL carryfowards and other tax attributes upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

        We completed a Section 382 through the year ended December 31, 2011. Based on this analysis, our NOLs and other tax attributes accumulated through 2011 should not be limited under Section 382. We have not yet updated our Section 382 analysis through 2012. Our future utilization of all of our NOLs and other tax attributes is dependent upon our ability to generate sufficient income during the carryforward periods and no future significant changes in ownership. When tax attributes are used, NOLs are used before tax credits and this will likely result in expiration of the tax credits.

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

        We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2012 and 2011, we did not accrue any interest related to uncertain tax positions. Due

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income Taxes (Continued)

to NOL and tax credit carryforwards, all income tax returns filed by us are subject to examination by the taxing jurisdictions.

        In connection with the adoption of stock-based compensation guidance in 2006, we elected to follow the with-and-without approach to determine the sequence in which deductions and NOL carryforwards are utilized. Accordingly, no tax benefit related to stock options was recognized in any year as a result of the utilization of NOL carryforwards to offset any taxable income. The table of deferred tax assets shown above does not include certain deferred tax assets at December 31, 2012 and 2011 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for book purposes. Additional paid in capital will be increased by approximately $87.4 million if and when such deferred tax assets are ultimately realized.

        At December 31, 2012, we also had federal and state research and development tax credit carryforwards of approximately $96.1 million that will expire at various dates, beginning in 2013 through 2032, if not utilized. The American Tax Relief Act of 2012, enacted January 2, 2013, retroactively reinstated the research and development credit for 2012. We will report credits of approximately $5.7 million in 2013 as a result of the retroactive restatement.

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

        The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	2012	2011	2010
Outstanding stock options	21,816,611	21,996,579	20,107,923
Common shares issuable upon conversion of 4.75% Senior Notes	45,584,040	45,584,040	45,584,040
Common shares issuable upon conversion of Pfizer Note due 2013(1)	—	1,461,496	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641	1,025,641

Total potential common shares excluded from diluted net loss per share computation	68,426,292	70,067,756	68,179,100

(1)
In December 2012, the holder of the Pfizer Note due 2013 elected to convert all $10.0 million principal amount into 1,461,496 shares of common stock.

Note 13. Defined Contribution Plan

        We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all domestic employees. Employees may contribute a portion of their compensation, which is then

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Defined Contribution Plan (Continued)

matched by us, subject to certain limitations. Defined contribution expense was $1.7 million, $0.9 million and $0.7 million in 2012, 2011 and 2010, respectively.

Note 14. Commitments

        As of December 31, 2012, we had a non-cancelable operating lease for our corporate headquarters facility in Wilmington, Delaware. This lease expires in December 2013. Rent expense for the years ended December 31, 2012, 2011 and 2010, was approximately $6.1 million, $5.8 million and $5.4 million, respectively.

        As of December 31, 2012, future non-cancelable minimum payments under operating leases, were as follows:

Year ended December 31,	Operating Leases
(in thousands)
2013	$6.7

Total minimum lease payments	$6.7

        The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

        Commitments related to Maxia Pharmaceuticals, Inc. are considered contingent commitments as future events must occur to cause these commitments to be enforceable. In February 2003, we completed our acquisition of Maxia. Under the merger agreement, former Maxia stockholders have the right to receive certain earn out amounts of up to a potential aggregate amount of $14.0 million upon the occurrence of certain research and development milestones set forth in the merger agreement. None of these milestones has been achieved as of December 31, 2012.

        We have entered into and may in the future seek to license additional rights relating to technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

Note 15. Interim Consolidated Financial Information (Unaudited)

(in thousands, except per share data)

	Fiscal 2012 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(1)	$36,179	$86,542	$60,492	$113,845
Net income (loss)	$(45,426)	$4,037	$(21,710)	$18,779
Basic net income (loss) per share	$(0.36)	$0.03	$(0.17)	$0.14
Diluted net income (loss) per share	$(0.36)	$0.03	$(0.17)	$0.14
Shares used in computation of basic net income (loss) per share	127,203	129,224	130,851	131,711
Shares used in computation of diluted net income (loss) per share	127,203	137,969	130,851	139,118

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Interim Consolidated Financial Information (Unaudited) (Continued)

	Fiscal 2011 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(2)	$31,973	$16,811	$16,782	$28,889
Net loss	$(26,512)	$(51,870)	$(53,078)	$(55,080)
Basic and diluted net loss per share	$(0.21)	$(0.41)	$(0.42)	$(0.44)
Shares used in computation of basic and diluted net loss per share	123,467	125,330	126,260	126,388

(1)
The quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 include $19.3 million, $29.7 million, $43.7 million and $43.3 million, respectively of product revenues, net, relating to JAKAFI. The quarter ended December 31, 2012 includes $3.7 million of product royalty revenues related to the sale of JAKAVI outside the United States. In November 2009 and December 2009, we entered into a collaborative research and license agreements with Novartis and Lilly, respectively. The quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 include $16.7 million, $56.7 million, $16.7 million and $66.7 million, respectively of contract revenues relating to these agreements.

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

        Changes in internal control over financial reporting.    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended December 31, 2012, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

        Management's annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Incyte Corporation

        We have audited Incyte Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Incyte Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Incyte Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Incyte Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2012 of Incyte Corporation and our report dated February 21, 2013 expressed an unqualified opinion thereon.

                        /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 21, 2013

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2012 Annual Meeting of Stockholders to be held on May 30, 2013 (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

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
4.2
Form of Convertible Subordinated Promissory Note issued to Pfizer Inc. on October 10, 2007 in the principal amount of $10,000,000 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K/A filed February 6, 2006).
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
10.10.2#
Amendment to Employment Agreement, effective as of January 1, 2009, between the Company and Paul A. Friedman (incorporated by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
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
10.11.3*	Eighth Amendment of Lease, dated April 16, 2012, by and between E. I. DuPont de Nemours and Company and the Company.
10.12#
Offer of Employment Letter, dated September 2, 2003, from the Company to David C. Hastings (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.13#*	Offer of Employment Letter, dated October 12, 2012, from the Company to James M. Daly.
10.14#*	Form of Employment Agreement effective as of October 22, 2012 between the Company and James M. Daly.
10.15#
Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and David C. Hastings, Richard S. Levy, Eric H. Siegel and Paula J. Swain (incorporated by reference to Exhibit 10.1.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

Exhibit Number	Description of Document
10.16†	Collaborative Research and License Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).
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
10.23#	Incyte Corporation 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 4, 2012).
10.24#	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 20, 2010).
10.25#	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 20, 2010)
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
10.28#
Form of Restricted Stock Unit Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011).
10.29#
Letter agreement, dated December 20, 2011, between the Company and Paul A. Friedman (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011).

Exhibit Number	Description of Document
10.30#*	Separation Agreement and Release, effective August 29, 2012, between Patricia S. Andrews and the Company.
12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 103 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Definition Linkbase Document

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

Date: February 21, 2013

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

Signature	Title	Date

/s/ PAUL A. FRIEDMAN Paul A. Friedman	Chief Executive Officer (Principal Executive Officer) and Director	February 21, 2013
/s/ DAVID C. HASTINGS David C. Hastings	Chief Financial Officer (Principal Financial Officer)	February 21, 2013
/s/ LAURENT CHARDONNET Laurent Chardonnet	Vice President, Finance and Treasurer (Principal Accounting Officer)	February 21, 2013
/s/ RICHARD U. DESCHUTTER Richard U. Deschutter	Chairman	February 21, 2013
/s/ BARRY M. ARIKO Barry M. Ariko	Director	February 21, 2013
/s/ JULIAN C. BAKER Julian C. Baker	Director	February 21, 2013
/s/ PAUL A. BROOKE Paul A. Brooke	Director	February 21, 2013
/s/ WENDY L. DIXON Wendy L. Dixon	Director	February 21, 2013
/s/ ROY A. WHITFIELD Roy A. Whitfield	Director	February 21, 2013

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of November 11, 2002, by and among the Company, Maxia Pharmaceuticals, Inc. and other parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 25, 2003).
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
4.2
Form of Convertible Subordinated Promissory Note issued to Pfizer Inc. on October 10, 2007 in the principal amount of $10,000,000 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K/A filed February 6, 2006).
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
10.10.2#
Amendment to Employment Agreement, effective as of January 1, 2009, between the Company and Paul A. Friedman (incorporated by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
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
10.11.3*	Eighth Amendment of Lease, dated April 16, 2012, by and between E. I. DuPont de Nemours and Company and the Company.
10.12#
Offer of Employment Letter, dated September 2, 2003, from the Company to David C. Hastings (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.13#*	Offer of Employment Letter, dated October 12, 2012, from the Company to James M. Daly.
10.14#*	Form of Employment Agreement effective as of October 22, 2012 between the Company and James M. Daly.
10.15#
Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and David C. Hastings, Richard S. Levy, Eric H. Siegel and Paula J. Swain (incorporated by reference to Exhibit 10.1.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
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

Exhibit Number	Description of Document
10.19	Amendment No. 2 to the Note Purchase Agreement, by and among the Company, Pfizer Ireland Pharmaceuticals, and Pfizer Inc., dated as of October 10, 2007 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
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
10.23#	Incyte Corporation 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 4, 2012).
10.24#	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 20, 2010).
10.25#	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 20, 2010)
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
10.28#
Form of Restricted Stock Unit Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011).
10.29#
Letter agreement, dated December 20, 2011, between the Company and Paul A. Friedman (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011).
10.30#*	Separation Agreement and Release, effective August 29, 2012, between Patricia S. Andrews and the Company.
12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 103 of this Form 10-K).

Exhibit Number	Description of Document
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Definition Linkbase Document

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