Form 10-Q
period 2013-03-31
INCYTE CORP
filed 2013-05-02
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 0-27488

INCYTE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3136539
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Experimental Station, Route 141 & Henry Clay Road, Building E336, Wilmington, DE 19880	19880
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer☒	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 135,749,206 as of April 25, 2013.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2013	December 31, 2012*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$265,814	$224,057
Marketable securities—available-for-sale	4,365	4,361
Accounts receivable, net	28,041	70,951
Inventory	189	278
Prepaid expenses and other current assets	10,704	9,867

Total current assets	309,113	309,514

Inventory	9,141	8,475
Property and equipment, net	6,485	6,348
Intangible and other assets, net	5,543	6,082

Total assets	$330,282	$330,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,515	$13,961
Accrued compensation	11,836	22,899
Interest payable	9,500	4,750
Accrued and other current liabilities	31,878	28,385
Deferred revenue-Collaborative agreements	52,554	66,079

Total current liabilities	121,283	136,074

Convertible senior notes	328,354	322,043
Convertible subordinated note	9,159	9,033
Deferred revenue-Collaborative agreements	35,012	38,226

Total liabilities	493,808	505,376

Stockholders’deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2013 and December 31, 2013	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 135,529,786 and 133,462,185 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	136	133
Additional paid-in capital	1,503,898	1,476,922
Accumulated other comprehensive gain	1,999	1,878
Accumulated deficit	(1,669,559)	(1,653,890)
Total stockholders’ deficit	(163,526)	(174,957)

Total liabilities and stockholders’deficit	$330,282	$330,419

*   The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Product revenues, net	$48,289	$19,279
Product royalty revenues	5,909	—
Contract revenues	16,737	16,737
Other revenues	142	163

Total revenues	71,077	36,179

Costs and expenses:
Cost of product revenues	150	11
Research and development	52,763	48,960
Selling, general and administrative	22,261	21,396

Total costs and expenses	75,174	70,367

Loss from operations	(4,097)	(34,188)
Interest and other income, net	199	52
Interest expense	(11,728)	(11,290)

Loss before provision for income taxes	(15,626)	(45,426)

Provision for income taxes	43	—

Net loss	(15,669)	(45,426)

Basic and diluted net loss per share:	$(0.12)	$(0.36)

Shares used in computing basic and diluted net loss per share	134,345	127,203

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Net loss	$(15,669)	$(45,426)

Other comprehensive gain:
Unrealized gain on marketable securities, net of tax	136	293
Reclassification adjustment for realized gains on marketable securities	(15)	—
Other comprehensive gain	121	293

Comprehensive loss	$(15,548)	$(45,133)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(15,669)	$(45,426)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of debt discounts	7,734	7,234
Stock-based compensation	9,197	9,932
Realized gain on marketable securities	(15)	—
Changes in operating assets and liabilities:
Accounts receivable	42,910	(6,595)
Prepaid expenses and other assets	(837)	29
Inventory	(577)	23
Accounts payable	1,554	(1,765)
Accrued and other current liabilities	(2,820)	(4,776)
Deferred revenue — Product revenues	—	3,673
Deferred revenue — Collaborative agreements	(16,739)	(16,730)
Net cash provided by (used in) operating activities	24,738	(54,401)
Cash flows from investing activities:
Capital expenditures	(894)	(496)
Sales and maturities of marketable securities	136	167
Net cash used in investing activities	(758)	(329)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	17,777	13,421
Net cash provided by financing activities	17,777	13,421
Net increase (decrease) in cash and cash equivalents	41,757	(41,309)
Cash and cash equivalents at beginning of period	224,057	273,164
Cash and cash equivalents at end of period	$265,814	$231,855

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of March 31, 2013 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2013 and 2012, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2012 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and are recognized once we meet all four revenue recognition criteria described above. In November 2011, we began shipping JAKAFI to our specialty pharmacy customers, which in turn dispense JAKAFI to patients in fulfillment of prescriptions. From November 2011 to June 2012, as JAKAFI was a new and novel product, the first approved treatment for intermediate or high-risk myelofibrosis, and the first commercial product for Incyte, we determined we could not reasonably assess potential product returns. As a result of our inability to initially estimate product returns, the price of JAKAFI was not deemed fixed or determinable, and we deferred the recognition of revenues on product shipments of JAKAFI until the product was shipped by our specialty pharmacy customers to patients.

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

We recognize revenues for product received by our specialty pharmacy net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and Medicare Part D coverage gap reimbursements. Product shipping and handling costs are included in cost of product revenues.

Customer Credits:  The specialty pharmacies are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect the specialty pharmacies will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.

Rebates:  Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates are based on data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Co-payment assistance:  Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third- party administrators.

Product Royalty Revenues

Royalty revenues on commercial sales for ruxolitinib (marketed as JAKAVI® outside the United States) by Novartis Pharmaceutical International Ltd. (“Novartis”) are based on net sales of licensed products in licensed territories as provided by Novartis. We recognize royalty revenues in the period the sales occur.

 Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. Further information about our collaborative arrangements can be found below in Note 6, License Agreements. As of March 31, 2013, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During three months ended March 31, 2013, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the U.S. Food and Drug Administration (“FDA”) approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, inventory balances and cost of product revenue for the next several quarters will reflect a lower average per unit cost of materials.

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

3.     Fair value of financial instruments

Financial Accounting Standards Board (“FASB”) accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value we use quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

Level 3—Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

Our marketable securities consist of investments in U.S. Treasury notes and other U.S. government agency and non-agency mortgage-backed securities that are classified as available-for-sale.

At March 31, 2013 and December 31, 2012, our Level 2 mortgage-backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013
Cash and cash equivalents	$265,814	$—	$—	$265,814
Mortgage-backed securities	—	4,365	—	4,365
Total assets	$265,814	$4,365	$—	$270,179

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Cash and cash equivalents	$224,057	$—	$—	$224,057
Mortgage-backed securities	—	4,361	—	4,361
Total assets	$224,057	$4,361	$—	$228,418

The following is a summary of our marketable security portfolio as of March 31, 2013 and December 31, 2012, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2013
Mortgage backed securities	$2,366	$1,999	$—	$4,365
	$2,366	$1,999	$—	$4,365
December 31, 2012
Mortgage backed securities	$2,483	$1,878	$—	$4,361
	$2,483	$1,878	$—	$4,361

Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

4.     Concentration of Credit Risk

In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total Contract Revenues for the Quarters Ended, March 31,
	2013	2012

Collaboration Partner A	60%	60%
Collaboration Partner B	40%	40%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 24% and 73% of the accounts receivable balance as of March 31, 2013 and December 31, 2012, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a limited number of specialty pharmacies. Our product revenues are concentrated in a limited number of specialty pharmaceutical customers. The concentration of credit risk related to our specialty pharmaceutical customers is as follows:

	Percentage of Total Net Product Revenues for the Quarters Ended, March 31,
	2013	2012

Customer A	27%	33%
Customer B	18%	26%
Customer C	12%	16%
Customer D	12%	12%

We are exposed to risks associated with extending credit to specialty pharmaceutical customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 54% and 17% of the accounts receivable balance as of March 31, 2013 and December 31, 2012, respectively.

5.     Inventory

Our inventory balance consists of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Raw materials	$591	$591
Work-in-process	8,550	7,884
Finished goods	189	278
	9,330	8,753
Inventories—current	189	278
Inventories—non-current	$9,141	$8,475

Inventories, stated at the lower of cost or market, consist of raw materials, work in process and finished goods. At March 31, 2013, $0.2 million of inventory was classified as current on the consolidated balance sheets as we expect this inventory to be consumed for commercial use within the next twelve months. At March 31, 2013, $9.1 million of inventory was classified as non-current on the consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain a number of inventory components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral violation of the contractual terms under which we are supplied components by a single source supplier could adversely affect our total revenues and gross margins.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the condensed consolidated balance sheet. These costs will be recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At March 31, 2013 and December 31, 2012, $0.9 million and $2.1 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three months ended March 31, 2013 and 2012 were net of $0.9 million and $0.0 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $13.5 million for each of the three months ended March 31, 2013 and 2012.

Lilly

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. In 2012, we recognized a $50.0 million development milestone under this agreement for the achievement of a predefined milestone for the initiation of the rheumatoid arthritis Phase III program for baricitinib. In 2010, we recognized and received a $30.0 million development milestone payment based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone payment for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined the 2012 and 2010 milestones to be substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also could receive tiered, double-digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized.

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

Contract revenue under the Lilly agreement was $3.2 million for each of the three months ended March 31, 2013 and 2012.

7.     Stock compensation

We recorded $9.2 million and $9.9 million, respectively, of stock compensation expense on our condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012.

Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $6.5 million and $6.7 million and selling, general and administrative expense of $2.7 million and $3.2 million for the three months ended March 31, 2013 and 2012, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Three Months Ended		Employee Stock Purchase Plan For the Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Average risk-free interest rates	0.55%	0.47%	0.25%	0.33%
Average expected life (in years)	4.21	3.81	0.25	0.25
Volatility	47%	58%	44%	44%
Weighted-average fair value (in dollars)	6.95	7.71	3.26	3.21

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

Based on our historical experience, we have assumed an annualized forfeiture rate of 5% for our options. Under the true-up provisions of the stock based compensation guidance , we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of March 31, 2013, was $40.5 million, which is expected to be recognized over the vesting period of 3 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2012	5,406,277	21,816,611	$12.05
Options granted	(4,577,500)	4,577,500	18.31
Options exercised	—	(2,067,375)	8.60
Options cancelled	117,789	(118,073)	16.69
Balance at March 31, 2013	946,566	24,208,663	$13.51
Exercisable, March 31, 2013	—	14,640,252	$10.70

8.     Debt

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pfizer convertible subordinated note due 2014	$9,159	$18,784	$9,033	$13,573
4.75% convertible senior notes due 2015	328,354	1,079,915	322,043	798,040
	$337,513	$1,098,699	$331,076	$811,613

The fair values of the 4.75% Convertible Senior Notes due 2015 (the “4.75% Senior Notes”) are based on quoted prices in an active market and, therefore, these convertible senior notes are classified within Level 1 in the fair value hierarchy. The fair value of the convertible subordinated note issued to Pfizer (the “Pfizer Note”) is based on a fair value model that incorporates both observable and unobservable inputs, including the quoted price of our common stock and an estimated discount rate, and, therefore, the Pfizer Note is classified as Level 3 in the fair value hierarchy.

9.    Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Stock options and potential common shares issuable upon conversion of the 4.75% Senior Notes and the Pfizer Note were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented. The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	2013	2012
Outstanding stock options	24,208,663	24,729,232
Common shares issuable upon conversion of 4.75% Senior Notes	45,583,814	45,584,040
Common shares issuable upon conversion of Pfizer Note due 2013(1)	—	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641
Total potential common shares excluded from diluted net loss per share computation	70,818,118	72,800,409

(1)         In December 2012, the holder of the Pfizer Note due 2013 elected to convert all $10.0 million principal amount into 1,461,496 shares of common stock.

10.     Litigation

In March and April 2013, two lawsuits were filed in the United States District Court for the District of Delaware against the Company, its chief executive officer, its former chief commercial officer, and its chief drug development and medical officer.  The complaints each allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a purported class of purchasers of the Company’s stock between April 26, 2012 and August 1, 2012.  In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company’s business and prospects relating to the commercial launch of JAKAFI.  The complaints seek damages in an unspecified amount, equitable relief of an unspecified nature, and costs and expenses of litigation.  The Company believes it has meritorious defenses and intends to vigorously defend itself against these lawsuits.   The Company is unable to estimate the possible loss or range of loss, if any, at this time.

11.     Subsequent events

In April 2013, the Company entered into a contingent new 15 year facility lease agreement for approximately 190,000 square feet of laboratory and office space in Wilmington, Delaware. The lease agreement is conditioned on a number of contingencies that must be resolved prior to the lease agreement becoming effective, including the landlord’s ability to design the build-out of the facility based on a targeted construction budget.  Should the lease agreement become effective, the Company expects the facility to be available for occupancy in the first half of 2014.

In April 2013, the Company entered into a grant agreement with the state of Delaware under which the Company is entitled to receive a grant of up to approximately $11.0 million in connection with the retention and expansion of its workforce in the state of Delaware.  The Company expects to receive the proceeds for this grant by the end of 2013.

In April 2013, the Company announced that it has earned a $25.0 million milestone payment from Novartis based on the formal initiation of a Phase II clinical trial evaluating c-MET inhibitor INCB28060 as monotherapy in patients with advanced hepatocellular carcinoma. The Company expects the $25.0 million milestone will be recognized as revenue and received in cash during the second quarter of 2013.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2013 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2012 included in our Annual Report on Form 10-K previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

•                  the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib);

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

We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK 1 or JAK1 and JAK2. Our most advanced compound, JAKAFI® (ruxolitinib), an oral JAK inhibitor, was synthesized in 2005, and in November 2011, it was approved by the U.S. Food and Drug Administration (FDA) as a treatment for patients with intermediate or high-risk myelofibrosis (MF), including primary MF, post-polycythemia vera MF and post-essential thrombocythemia MF.

JAKAFI was the first FDA-approved JAK inhibitor for any indication and the first product approved for use in MF. The FDA has also granted JAKAFI orphan drug status for MF as well as polycythemia vera and essential thombocythemia. The European Commission has also granted the compound orphan drug status for MF. In addition, we hold patents that cover the formulation and use of JAKAFI through 2026, excluding potential patent term extensions.

JAKAFI is sold outside of the United States by Novartis International Pharmaceutical Ltd. under the name JAKAVI® (ruxolitinib). Novartis received exclusive development and commercialization rights to ruxolitinib outside of the United States for all hematologic and oncologic indications, including hematological malignancies, solid tumors and myeloproliferative neoplasms. Pursuant to the terms of the collaboration agreement with Novartis, we retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development milestones and royalties from product sales outside the United States. In August 2012, the European Commission approved JAKAVI for the treatment of disease-related splenomegaly or symptoms in adult patients with primary MF (also known as chronic idiopathic MF), post-polycythemia vera MF or post-essential thrombocythemia MF.

Following the FDA approval of JAKAFI as a treatment for patients with intermediate or high-risk MF in November 2011, we began its commercialization in the United States. We estimate there are between 16,000 and 18,500 myelofibrosis patients in the United States. Based on the modern prognostic scoring systems referred to as International Prognostic Scoring System and Dynamic International Prognostic Scoring System, we believe intermediate and high-risk patients represent 80 percent to 90 percent of all MF patients in the United States and encompass patients over the age of 65, or patients who have or have ever had any of the following: anemia, constitutional symptoms, elevated white blood cell or blast counts, or platelet counts less than 100,000 per microliter of blood.

In addition to its development as a treatment for MF, Incyte and Novartis believe ruxolitinib may have potential as a treatment for other cancers. Several additional clinical programs are ongoing, including two global Phase III trials in patients with advanced polycythemia vera, a Phase II trial in patients with pancreatic cancer, an open-label Phase I trial of ruxolitinib in combination with chemotherapy in patients with advanced solid tumors, and Phase II trials in several other hematologic cancers being conducted as investigator-sponsored trials.

We have a second oral JAK1 and JAK2 inhibitor, baricitinib, which is subject to a collaboration agreement with Eli Lilly and Company in which Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases. We could receive tiered, double-digit royalty payments on future global sales of products subject to the agreement with rates ranging up to 20% if the products are successfully commercialized. This collaboration also contains an option for us to co-develop compounds for any inflammatory and autoimmune disease, whereby we fund 30% of development costs from Phase IIb through regulatory approval for that indication in exchange for tiered royalties ranging up to the high twenties on potential future sales. We exercised our co-development option for the development of baricitinib in rheumatoid arthritis in 2010. A Phase IIb trial of baricitinib in patients with rheumatoid arthritis was completed in the first half of 2012, and the Phase III program of this compound in patients with rheumatoid arthritis was started in November 2012. Baricitinib is also in Phase II trials for patients with moderate-to-severe psoriasis and patients with diabetic nephropathy.

We have a JAK1 inhibitor, INCB39110, that is being evaluated in three proof-of-concept studies in patients with myelofibrosis, psoriasis and rheumatoid arthritis. The results of these studies are expected to inform us as to the most appropriate indications for further development.

We have several other orally available small molecule compounds that are in various stages of development, including a second JAK1 inhibitor, INCB47986, that is entering clinical development. We intend to continue our investment in drug discovery to expand our pipeline.

Our current pipeline includes the following compounds:

Target/Drug Compound	Indication	Status
JAK1 and JAK2
JAKAFI(1)	Intermediate or High-Risk Myelofibrosis(6)	FDA Approved—Marketed
Ruxolitinib(1)	Polycythemia Vera	Phase III
Ruxolitinib(1)	Essential Thrombocythemia	Phase II
Ruxolitinib(1)	Pancreatic Cancer	Phase II
Ruxolitinib(1)	Solid Tumors and Other Hematologic Malignancies(7)	Phase I and Phase II
Baricitinib(2)	Rheumatoid Arthritis	Phase III
Baricitinib(3)	Psoriasis	Phase IIb
Baricitinib(4)	Diabetic Nephropathy	Phase II
c-MET
INCB28060(5)	Solid Tumors	Phase II
IDO
INCB24360	Solid Tumors	Phase II
JAK1
INCB39110	Myelofibrosis	Phase II
INCB39110	Rheumatoid Arthritis	Phase II
INCB39110	Psoriasis	Phase II
INCB47986		Phase I

(1)                                 We licensed rights outside the United States to Novartis and retained U.S. rights.

(2)                                 We licensed worldwide rights to Lilly and have elected to co-develop with Lilly and we retain a co-promotion option.

(3)                                 We licensed worldwide rights to Lilly and we retain a co-promotion option.

(4)                                 We licensed worldwide rights to Lilly and retained co-development and co-promotion options.

(5)                                 We licensed worldwide rights to Novartis and retained co-development and co-promotion options.

(6)                                 Several clinical trials in patients with myelofibrosis are ongoing, including long-term extension studies, alternative dosing studies, joint global trials with Novartis and trials in patients with low platelet counts.

(7)                                 These studies include investigator-sponsored trials.

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

Our product revenues consist of U.S. sales of JAKAFI and are recognized once we meet all four revenue recognition criteria described above. In November 2011, we began shipping JAKAFI to our specialty pharmacy customers, which in turn dispense JAKAFI to patients in fulfillment of prescriptions. From November 2011 to June 2012, as JAKAFI was a new and novel product, the first approved treatment for intermediate or high-risk myelofibrosis, and the first commercial product for Incyte, we determined we could not reasonably assess potential product returns. As a result of our inability to initially estimate product returns, the price of JAKAFI was not deemed fixed or determinable, and we deferred the recognition of revenues on product shipments of JAKAFI until the product was shipped by our specialty pharmacy customers to patients.

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

We recognize revenues for product received by our specialty pharmacy net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and Medicare Part D coverage gap reimbursements. Product shipping and handling costs are included in cost of product revenues.

Customer Credits:  The specialty pharmacies are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect the specialty pharmacies will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.

Rebates:  Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates are based on data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Stock Compensation.  Share-based payment transactions with employees, including grants of employee stock options, are recognized as compensation expense over the requisite service period based on their estimated fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $9.2 million and $9.9 million of stock compensation expense for the quarters ended March 31, 2013 and 2012, respectively.

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

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, inventory balances and cost of product revenue for the next several quarters will reflect a lower average per unit cost of materials.

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

Results of Operations

We recorded a net loss of $15.7 million and basic and diluted net loss per share of $0.12 for the three months ended March 31, 2013, as compared to a net loss of $45.4 million and basic and diluted net loss per share of $0.36 in the corresponding period in 2012.

Revenues.

	For the three months ended, March 31,
	2013	2012
	(in millions)
Product revenues, net	$48.3	$19.3
Product royalty revenues	5.9	—
Contract revenues	16.7	16.7
Other revenues	0.2	0.2
Total revenues	$71.1	$36.2

Our product revenues, net of JAKAFI for the three months ended March 31, 2013 and 2013, were $48.3 million and $19.3 million, respectively. Product revenues from the sale of JAKAFI are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

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

The following table provides a summary of activity with respect to the Company’s sales allowances and accruals for the three months ended March 31, 2013 (in thousands):

Quarter Ended March 31, 2013	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2013	$464	$1,815	$103	$256	$2,638
Allowances for current period sales	1,416	3,719	213	12	5,360
Allowances for prior period sales	—	(161)	(4)	(135)	(300)
Credits/payments for current period sales	(1,128)	(784)	—	(4)	(1,916)
Credits/payments for prior period sales	(92)	(1,097)	—	(23)	(1,212)
Balance at March 31, 2013	$660	$3,492	$312	$106	$4,570

Product royalty revenues on commercial sales for JAKAVI by Novartis are based on estimated net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the three months ended March 31, 2013 and 2012, were $5.9 million and $0.0 million, respectively.

Our contract revenues were $16.7 million for each of the three months ended March 31, 2013 and 2012. For the three months ended March 31, 2013 and 2012, contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods as well as milestone payments earned during the periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010.

Cost of Product Revenues

We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval have been recorded as research and development expenses in our statement of operations. As a result, cost of product revenues for the next several quarters will reflect a lower average per unit cost of materials. Cost of product revenues was $0.2 million and $0.0 million for the three months ended March 31, 2013 and 2012, respectively.

Operating Expenses.

Research and development expenses.

	For the three months ended, March 31,
	2013	2012
	(in millions)
Salary and benefits related	$17.1	$15.8
Stock compensation	6.5	6.7
Clinical research and outside services	22.9	19.9
Occupancy and all other costs	6.3	6.6

Total research and development expenses	$52.8	$49.0

We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three months ended March 31, 2012 to the three months ended March 31, 2013 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from the three months ended March 31, 2012 to the three months ended March 31, 2013 was primarily the result of increased development costs. Research and development expenses for the three months ended March 31, 2013 and 2012 were net of $0.9 million and $0.0 million, respectively, of costs reimbursed by our collaborative partners. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

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

Selling, general and administrative expenses.

	For the three months ended, March 31,
	2013	2012
	(in millions)
Salary and benefits related	$8.3	$7.6
Stock compensation	2.7	3.2
Other contract service and outside costs	11.3	10.6

Total selling, general and administrative expenses	$22.3	$21.4

Salary and benefits related expense increased from the three months ended March 31, 2012 to the three months ended March 31, 2013 due to increased headcount. This increased headcount was due to the commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high-risk myelofibrosis.

Interest Expense.    Interest expense for the three months ended March 31, 2013 and 2012 was $11.7 million and $11.3 million, respectively.  Included in interest expense for the quarter ended March 31, 2013, was $7.0 million of non-cash charges to amortize the discount on the Company’s 4.75% Convertible Senior Notes due 2015, as compared to $6.5 million for the same period in 2012. Increased interest expense is primarily attributable to the accretion of the discount related to the 4.75% Convertible Senior Notes.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through March 31, 2013. Because of those losses, we had an accumulated deficit of $1.7 billion as of March 31, 2013. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At March 31, 2013, we had available cash, cash equivalents, and marketable securities of $270.2 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and U.S. government agency and non-agency mortgage-backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities was $24.7 million for the three months ended March 31, 2013, compared to $54.4 million used in operating activities for the three months ended March 31, 2012.  The $79.1 million increase was due primarily to our lower net loss and changes in accounts receivable.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash used in investing activities was $0.8 million for the three months ended March 31, 2013, which represented primarily sales and maturities of marketable securities of $0.1 million offset by capital expenditures of $0.9 million. Net cash used in investing activities was $0.3 million for the three months ended March 31, 2012, which represented primarily sales and maturities of marketable securities of $0.2 million offset by capital expenditures of $0.5 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities and acquisitions.

Net cash provided by financing activities was $17.8 million and $13.4 million for the three months ended March 31, 2013 and

March 31, 2012, respectively, representing proceeds from the issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of March 31, 2013 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$10.0	$10.0	$—	$—	$—
Principal on convertible senior debt	400.0	—	400.0	—	—
Interest on convertible senior debt	57.0	19.0	38.0	—	—
Non-cancelable operating lease obligations:
Related to corporate headquarters	5.2	5.2	—	—	—
Total contractual obligations	$472.2	$34.2	$438.0	$—	$—

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

In April 2013, the Company entered into a new facility lease agreement for approximately 190,000 square feet of laboratory and office space in Wilmington, Delaware. The lease agreement is contingent on the landlord’s ability to design the build-out of the facility based on a targeted construction budget.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of March 31, 2013, cash, cash equivalents and marketable securities were $270.2 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2013, the decline in fair value would not be material.

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

Changes in internal control over financial reporting.   There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II:    OTHER INFORMATION

Item 1.     Legal Proceedings

In March and April 2013, two lawsuits were filed in the United States District Court for the District of Delaware against the Company, its chief executive officer, its former chief commercial officer, and its chief drug development and medical officer.  The complaints each allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a purported class of purchasers of the Company’s stock between April 26, 2012 and August 1, 2012.  In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company’s business and prospects relating to the commercial launch of JAKAFI.  The complaints seek damages in an unspecified amount, equitable relief of an unspecified nature, and costs and expenses of litigation.  The Company believes it has meritorious defenses and intends to vigorously defend itself against these lawsuits.

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

In addition, our receipt of royalties under our collaboration agreement with Novartis for sales of JAKAVI outside the United States will depend on factors similar to those listed above for jurisdictions outside the United States.

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

In addition to the risks described above under “If the use of JAKAFI harms patients, or is perceived to harm patients even when such harm is unrelated to JAKAFI, our regulatory approval could be revoked or otherwise negatively impacted or we could be subject to costly and damaging product liability claims,” the conduct of clinical trials of medical products that are intended for human use entails an inherent risk of product liability. If any product that we or any of our collaborators or licensees develops causes or is alleged to cause injury during clinical trials or commercialization, we may be held liable. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities, including substantial damages to be paid to the plaintiffs and legal costs, or we may be required to limit further development and commercialization of our products. Additionally, any product liability lawsuit could cause injury to our reputation, participants and investigators to withdraw from clinical trials, and potential collaborators or licensees to seek other partners, any of which could impact our results of operations.

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

We had net losses from inception in 1991 through 1996 and in 1999 through March 31, 2013. Because of those losses, we had an accumulated deficit of $1.7 billion as of March 31, 2013. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2013 and in future periods as well.

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

As of March 31, 2013, the aggregate principal amount of our total consolidated debt was $410.0 million and our stockholders’ deficit was $163.5 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of March 31, 2013, a $10.0 million aggregate principal amount non-interest bearing convertible subordinated note due in 2014 and held by Pfizer was outstanding. As of March 31, 2013, $400.0 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, are $19.0 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our 4.75% convertible senior notes or under our note held by Pfizer, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived all of our revenues for the quarter ended March 31, 2013 from JAKAFI product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

Item 6.     Exhibits

Exhibit Number	Description of Document

3.1	Bylaws of the Company, as amended as of April 17, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 18, 2013)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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

INCYTE CORPORATION

Dated:	May 2, 2013	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 2, 2013	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Bylaws of the Company, as amended as of April 17, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 18, 2013)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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