Form 10-Q
period 2013-06-30
INCYTE CORP
filed 2013-08-01
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 153,061,917 as of July 25, 2013.

INCYTE CORPORATION

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2013	December 31, 2012*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$258,202	$224,057
Marketable securities—available-for-sale	19,251	4,361
Accounts receivable, net	27,522	70,951
Inventory	133	278
Prepaid expenses and other current assets	8,261	9,867

Total current assets	313,369	309,514

Inventory	11,410	8,475
Property and equipment, net	6,236	6,348
Intangible and other assets, net	3,204	6,082

Total assets	$334,219	$330,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,471	$13,961
Accrued compensation	14,327	22,899
Interest payable	3,044	4,750
Accrued and other current liabilities	33,087	28,385
Deferred revenue-Collaborative agreements	39,029	66,079

Total current liabilities	102,958	136,074

Convertible senior notes	214,530	322,043
Convertible subordinated note	9,287	9,033
Other liabilities	3,433	—
Deferred revenue-Collaborative agreements	31,797	38,226

Total liabilities	362,005	505,376

Stockholders’deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2013 and December 31, 2013	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 152,915,117 and 133,462,185 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	153	133
Additional paid-in capital	1,642,198	1,476,922
Accumulated other comprehensive gain	1,993	1,878
Accumulated deficit	(1,672,130)	(1,653,890)
Total stockholders’ deficit	(27,786)	(174,957)

Total liabilities and stockholders’deficit	$334,219	$330,419

*                 The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product revenues, net	$54,099	$29,727	$102,388	$49,006
Product royalty revenues	5,800	—	11,709	—
Contract revenues	41,737	56,737	58,474	73,474
Other revenues	39	78	181	242

Total revenues	101,675	86,542	172,752	122,722

Costs and expenses:
Cost of product revenues	157	16	308	27
Research and development	60,950	51,588	113,713	100,548
Selling, general and administrative	23,249	19,719	45,509	41,115

Total costs and expenses	84,356	71,323	159,530	141,690

Income (loss) from operations	17,319	15,219	13,222	(18,968)
Interest and other income, net	245	315	444	366
Interest expense	(10,293)	(11,430)	(22,022)	(22,720)
Debt exchange expense	(9,771)	—	(9,771)	—

Income (loss) before income taxes	$(2,500)	$4,104	$(18,127)	$(41,322)

Provision for income taxes	71	67	113	67

Net income (loss)	$(2,571)	$4,037	$(18,240)	$(41,389)

Net income (loss) per share:

Basic	$(0.02)	$0.03	$(0.13)	$(0.32)
Diluted	$(0.02)	$0.03	$(0.13)	$(0.32)

Shares used in computing basic and diluted net income (loss) per share

Basic	142,284	129,224	138,315	128,214
Diluted	142,284	137,969	138,315	128,214

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$(2,571)	$4,037	$(18,240)	$(41,389)

Other comprehensive gain (loss):
Unrealized (loss) gain on marketable securities	(6)	(215)	115	78
Other comprehensive (loss) gain	(6)	(215)	115	78

Comprehensive income (loss)	$(2,577)	$3,822	$(18,125)	$(41,311)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(18,240)	$(41,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of debt discounts	15,787	14,638
Stock-based compensation	19,130	19,843
Debt exchange expense	9,771	—
Changes in operating assets and liabilities:
Accounts receivable	43,429	(7,426)
Prepaid expenses and other assets	3,476	8,448
Inventory	(2,790)	(796)
Accounts payable	(490)	(3,837)
Accrued and other current liabilities	(3,775)	(8,350)
Deferred revenue — Product revenues	—	6,661
Deferred revenue — Collaborative agreements	(33,479)	(33,469)
Net cash provided by (used in) operating activities	32,819	(45,677)
Cash flows from investing activities:
Capital expenditures	(1,447)	(1,503)
Purchases of marketable securities	(15,010)	—
Sales and maturities of marketable securities	(3)	264
Net cash used in investing activities	(16,460)	(1,239)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	27,557	31,315
Paid in connection with exchange of 4.75% convertible senior notes due 2015	(9,771)	—
Net cash provided by financing activities	17,786	31,315
Net increase (decrease) in cash and cash equivalents	34,145	(15,601)
Cash and cash equivalents at beginning of period	224,057	273,164
Cash and cash equivalents at end of period	$258,202	$257,563

Supplemental Schedule of Cash Flow Information

Interest paid	$9,500	$9,500

Income taxes paid	$140	$1

Non-cash reclassification to additional paid in capital in connection with exchange of 4.75% convertible senior notes due 2015	$118,593	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

1.              Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” “our” or the “Company”) is a biopharmaceutical company focused on developing and commercializing proprietary small molecule drugs for oncology and inflammation. Our pipeline includes compounds in various stages, ranging from preclinical to late stage development, and a commercialized product, JAKAFI® (ruxolitinib).

2.              Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2013 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three and six months ended June 30, 2013 and 2012, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2012 has been derived from audited financial statements.

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

We recognize revenues for product received by our specialty pharmacy customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and Medicare Part D coverage gap reimbursements. Product shipping and handling costs are included in cost of product revenues.

Customer Credits: Our specialty pharmacy customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect our specialty pharmacy customers will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates are based on data received from our specialty pharmacy customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from our specialty pharmacy customers. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. Further information about our collaborative arrangements can be found below in Note 6, License Agreements. As of June 30, 2013, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During three and six months ended June 30, 2013, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Our marketable securities consist of investments in U.S. Treasury notes, other U.S. government agency and non-agency mortgage-backed securities and a certificate of deposit that are classified as available-for-sale.

At June 30, 2013 and December 31, 2012, our Level 2 mortgage-backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2013
Cash and cash equivalents	$258,202	$—	$—	$258,202
Certificate of deposit	15,010	—	—	15,010
Mortgage-backed securities	—	4,241	—	4,241
Total assets	$273,212	$4,241	$—	$277,453

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Cash and cash equivalents	$224,057	$—	$—	$224,057
Mortgage-backed securities	—	4,361	—	4,361
Total assets	$224,057	$4,361	$—	$228,418

The following is a summary of our marketable securities portfolio as of June 30, 2013 and December 31, 2012, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2013
Certificate of deposit	$15,010	$—	$—	$15,010
Mortgage backed securities	2,248	1,993	—	4,241
	$17,258	$1,993	$—	$19,251
December 31, 2012
Mortgage backed securities	$2,483	$1,878	$—	$4,361
	$2,483	$1,878	$—	$4,361

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

4.              Concentration of Credit Risk

In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total Contract Revenues for the Three Months Ended June 30,		Percentage of Total Contract Revenues for the Six Months Ended June 30,
	2013	2012	2013	2012

Collaboration Partner A	92%	94%	89%	91%
Collaboration Partner B	8%	6%	11%	9%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 25% and 73% of the accounts receivable balance as of June 30, 2013 and December 31, 2012, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a limited number of specialty pharmacies. Our product revenues are concentrated in a limited number of specialty pharmacy customers. The concentration of credit risk related to our specialty pharmacy customers is as follows:

	Percentage of Total Net Product Revenues for the Three Months Ended June 30,		Percentage of Total Net Product Revenues for the Six Months Ended June 30,
	2013	2012	2013	2012
Customer A	29%	27%	28%	30%
Customer B	19%	22%	19%	23%
Customer C	12%	15%	12%	15%
Customer D	11%	15%	11%	14%

We are exposed to risks associated with extending credit to specialty pharmacy customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 55% and 17% of the accounts receivable balance as of June 30, 2013 and December 31, 2012, respectively.

5.              Inventory

Our inventory balance consists of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$591	$591
Work-in-process	10,819	7,884
Finished goods	133	278
	11,543	8,753
Inventories—current	133	278
Inventories—non-current	$11,410	$8,475

Inventories, stated at the lower of cost or market, consist of raw materials, work in process and finished goods. At June 30, 2013, $0.1 million of inventory was classified as current on the consolidated balance sheets as we expect this inventory to be consumed for commercial use within the next twelve months. At June 30, 2013, $11.4 million of inventory was classified as non-current on the consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain a number of inventory components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral violation of the contractual terms under which we are supplied components by a single source supplier could adversely affect our total revenues and gross margins.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.1 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $162.0 million for the achievement of development milestones, up to $450.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. During the three months ended June 30, 2013, we recognized and received a $25.0 million development milestone payment under this agreement based on the formal initiation by Novartis of a Phase II clinical trial evaluating c-MET inhibitor INCB28060. In 2012, we recognized and received a $40.0 million regulatory milestone payment under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of Jakavi. In 2011, we recognized and received a $15.0 million development milestone payment under this agreement for the achievement of a predefined milestone in the Phase I dose-escalation trial for INCB28060 in patients with solid tumors and a $10.0 million regulatory milestone payment for the JAKAFI approval in the United States. We determined the 2013, 2012 and 2011 milestones to be substantive as their achievement required substantive efforts by us and were at risk until the milestones were ultimately achieved. We also could receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future ruxolitinib net sales outside of the United States. In addition, should Novartis receive reimbursement and pricing approval for ruxolitinib in a specified number of countries, we will be obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of the JAK inhibitor compound in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial, which has been completed.

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

We determined that there were two deliverables under the agreement: (i) the ex U.S. license for ruxolitinib and (ii) our obligations in connection with our participation on the joint development committee for myelofibrosis and polycythemia vera/ essential thrombocythemia. We concluded that these deliverables should be accounted for as a single unit of accounting and the $150.0 million upfront payment received in December 2009 and the immediate $60.0 million milestone payment received in January 2010 should be recognized on a straight line basis through December 2013 when we estimate we will complete our obligations in connection with our participation on the joint development committee, our estimated performance period under the agreement. We have no further substantive obligations to Novartis after the completion of our obligations in connection with the joint development committee.

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the condensed consolidated balance sheet. These costs will be recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At June 30, 2013 and December 31, 2012, $1.1 million and $2.1 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three and six months ended June 30, 2013 were net of $1.0 million and $1.9 million, respectively, of costs reimbursed by Novartis. Research and development expenses for each of the three and six months ended June 30, 2012 were net of $0.5 million of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $38.5 million and $52.0 million for the three and six months ended June 30, 2013, respectively, and included a $25.0 million milestone payment for INCB28060 that was earned in the three months ended June 30, 2013. Contract revenue under the Novartis agreement was $53.5 million and $67.0 million for the three and six months ended June 30, 2012, respectively, and included a $40.0 million milestone payment for the achievement of a predefined milestone for the European Union regulatory approval of Jakavi that was earned in the three months ended June 30, 2012.

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

Contract revenue under the Lilly agreement was $3.2 million and $6.4 million for each of the three and six months ended June 30, 2013 and 2012, respectively.

7.              Stock compensation

We recorded $9.9 million and $19.1 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013, respectively. We recorded $9.9 million and $19.8 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2012, respectively.

Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $6.7 million, $13.2 million, $6.5 million and $13.2 million for the three and six months ended June 30, 2013 and 2012, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $3.2 million, $5.9 million, $3.4 million and $6.6 million for the three and six months ended June 30, 2013 and 2012, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Average risk-free interest rates	0.72%	0.60%	0.57%	0.49%	0.36%	0.33%	0.26%	0.29%
Average expected life (in years)	4.71	4.36	4.25	3.86	0.50	0.50	0.50	0.50
Volatility	47%	52%	47%	58%	45%	45%	43%	49%
Weighted-average fair value (in dollars)	8.91	8.82	7.10	7.82	3.11	3.11	3.33	3.47

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

Total compensation cost of options granted but not yet vested, as of June 30, 2013, was $34.0 million, which is expected to be recognized over the vesting period of 3 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2012	5,406,277	21,816,611	$12.05
Additional authorized	5,200,000	—	—
Options granted	(4,973,500)	4,973,500	18.65
Options exercised	—	(2,833,583)	8.70
Options cancelled	257,756	(258,040)	17.25
Balance at June 30, 2013	5,890,533	23,698,488	$13.78
Exercisable, June 30, 2013	—	14,837,911	$11.25

8.              Debt

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pfizer convertible subordinated note due 2014	$9,287	$17,379	$9,033	$13,573
4.75% convertible senior notes due 2015	214,530	643,152	322,043	798,040
	$223,817	$660,531	$331,076	$811,613

In May and June 2013, we entered into separately negotiated agreements with certain holders of our 4.75% Convertible Senior Notes due 2015 (the “4.75% Senior Notes”) pursuant to which such holders agreed to exchange $143,701,000 in aggregate principal amount of 4.75% Senior Notes for the shares of our common stock into which such 4.75% Senior Notes were convertible, aggregating 16,376,175 shares, and $9.8 million in cash. The net carrying value of the converted 4.75% Senior Notes and related accrued interest was reclassified to additional paid in capital on the condensed consolidated balance sheets upon conversion of the 4.75% Senior Notes and the related cash payment was recorded as debt exchange expense on the condensed consolidated statements of operations.

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

9.              Net loss per share

Net income (loss) per share was calculated as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Basic Net Income (Loss) Per Share
Net income (loss)	$(2,571)	$4,037	$(18,240)	$(41,389)
Weighted average common shares outstanding	142,284	129,224	138,315	128,214

Basic net income (loss) per share	$(0.02)	$0.03	$(0.13)	$(0.32)

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$(2,571)	$4,037	$(18,240)	$(41,389)

Common shares outstanding (weighted average)	142,284	129,224	138,315	128,214
Dilutive stock options	—	8,745	—	—

Weighted average shares used to compute diluted net income (loss) per share	142,284	137,969	138,315	128,214

Diluted net income (loss) per share	$(0.02)	$0.03	$(0.13)	$(0.32)

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock options	23,698,488	5,200,264	23,698,488	23,274,688
Common shares issuable upon conversion of 4.75% Senior Notes(1)	29,207,639	45,584,040	29,207,639	45,584,040
Common shares issuable upon conversion of Pfizer Note due 2013(2)	—	1,461,496	—	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014	1,025,641	1,025,641	1,025,641	1,025,641
Total potential common shares excluded from diluted net loss per share computation	53,931,768	53,271,441	53,931,768	71,345,865

(1)   In May and June 2013, we entered into separately negotiated agreements with certain holders of the 4.75% Senior Notes to convert $143.7 million principal amount into 16,376,175 shares of common stock.

(2)         In December 2012, the holder of the Pfizer Note due 2013 elected to convert all $10.0 million principal amount into 1,461,496 shares of common stock.

10.       Grant Agreement

In April 2013, the Company entered into a grant agreement with the state of Delaware under which the Company is entitled to receive a grant of up to approximately $11.0 million primarily related to the retention and expansion of its workforce in the state of Delaware. The Company received $5.0 million of the proceeds for this grant in the three months ended June 30, 2013 and expects to receive the remaining proceeds by the end of 2013. The $5.0 million of cash received during the three months ended June 30, 2013 was recorded within other liabilities on the condensed consolidated balance sheets and is being recognized ratably within interest and other income, net on the condensed consolidated statements of operations over the estimated performance period of the grant.

11.       Contingencies

In April 2013, the Company entered into a contingent new 15 year facility lease agreement for approximately 190,000 square feet of laboratory and office space in Wilmington, Delaware. The lease agreement is conditioned on a number of contingencies that must be resolved prior to the lease agreement becoming effective, including the landlord’s ability to design the build-out of the facility based on a targeted construction budget and the landlord’s ability to secure funding for its obligations in connection with the build-out of the facility. Should the lease agreement become effective, the Company expects the facility to be available for occupancy in 2014.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2013 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2012 included in our Annual Report on Form 10-K previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

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

In addition to its development as a treatment for MF, Incyte and Novartis believe ruxolitinib may have potential as a treatment for other cancers. Several additional clinical programs are ongoing, including two global Phase III trials in patients with advanced polycythemia vera, a Phase II trial in patients with pancreatic cancer, and an open-label Phase I trial of ruxolitinib in combination with chemotherapy in patients with advanced solid tumors. Multiple investigator-sponsored trials evaluating ruxolitinib are also ongoing, including a Phase I/II trial in adults with advanced hematologic malignancies (acute myeloid leukemia, acute lymphocytic leukemia, myelodysplastic syndrome and chronic myelogenous leukemia); a Phase I/II trial in patients with relapsed or refractory acute leukemia; a Phase I trial in young patients with chronic myeloproliferative disorders, leukemia, myelodysplastic syndromes or myelodysplastic/myeloproliferative neoplasms; a Phase II trial in patients with lymphoma; and two Phase II trials in patients with breast cancer.

We have a second oral JAK1 and JAK2 inhibitor, baricitinib, which is subject to a collaboration agreement with Eli Lilly and Company in which Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases. We could receive tiered, double-digit royalty payments on future global sales of products subject to the agreement with rates ranging up to 20% if the products are successfully commercialized. This collaboration also contains an option for us to co-develop compounds for any inflammatory and autoimmune disease, whereby we fund 30% of development costs from Phase IIb through regulatory approval for that indication in exchange for tiered royalties ranging up to the high twenties on potential future sales. We exercised our co-development option for the development of baricitinib in rheumatoid arthritis in 2010. The Phase III program of baricitinib in patients with rheumatoid arthritis is ongoing, and the compound is also in Phase II trials for patients with moderate-to-severe psoriasis and patients with diabetic nephropathy.

We have a JAK1 inhibitor, INCB39110, which is being evaluated in three proof-of-concept studies in patients with myelofibrosis, psoriasis and rheumatoid arthritis. The results of these studies are expected to inform us as to the most appropriate indications for further development.

We have several other orally available small molecule compounds that are in various stages of development, including a second JAK1 inhibitor, INCB47986, which is in Phase I clinical development. We intend to continue our investment in drug discovery to expand our pipeline.

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

(2)                                 We licensed worldwide rights to Lilly, have elected to co-develop with Lilly and retained a co-promotion option.

(3)                                 We licensed worldwide rights to Lilly and retained a co-promotion option.

(4)                                 We licensed worldwide rights to Lilly and retained co-development and co-promotion options.

(5)                                 We licensed worldwide rights to Novartis and retained co-development and co-promotion options.

(6)                                 Several clinical trials in patients with myelofibrosis are ongoing, including long-term extension studies, joint global trials with Novartis and trials in patients with low platelet counts.

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

Customer Credits: Our specialty pharmacy customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect our specialty pharmacy customers will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates are based on data received from our specialty pharmacy customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from our specialty pharmacy customers. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of June 30, 2013, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During three and six months ended June 30, 2013 and 2012 we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation. Share-based payment transactions with employees, including grants of employee stock options, are recognized as compensation expense over the requisite service period based on their estimated fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $9.9 million and $19.1 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013, respectively. We recorded $9.9 million and $19.8 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2012, respectively.

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

Results of Operations

We recorded net loss of $2.6 million, or $0.02 per share (basic and diluted), for the three months ended June 30, 2013, as compared to net income of $4.0 million, or $0.03 per share (basic and diluted), for the same period in 2012. The net loss for the six months ended June 30, 2013 was $18.2 million, or $0.13 per share (basic and diluted), as compared to $41.4 million, or $0.32 per share (basic and diluted), for the same period in 2012.

Revenues.

	For the three months ended, June 30,		For the six months ended, June 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Product revenues, net	$54.1	$29.7	$102.4	$49.0
Product royalty revenues	5.8	—	11.7	—
Contract revenues	41.7	56.7	58.5	73.5
Other revenues	0.1	0.1	0.2	0.2
Total revenues	$101.7	$86.5	$172.8	$122.7

Our product revenues, net from JAKAFI for the three and six months ended June 30, 2013, were $54.1 million and $102.4 million, respectively. Our product revenues, net from JAKAFI for the three and six months ended June 30, 2012, were $29.7 million and $49.0 million, respectively. Product revenues from the sale of JAKAFI are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

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

The following table provides a summary of activity with respect to the Company’s sales allowances and accruals for the six months ended June 30, 2013 (in thousands):

Six Months Ended June 30, 2013	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2013	$464	$1,815	$103	$256	$2,638
Allowances for current period sales	2,992	7,366	372	12	10,742
Allowances for prior period sales	—	(526)	(4)	(149)	(679)
Credits/payments for current period sales	(2,650)	(4,579)	(308)	(4)	(7,541)
Credits/payments for prior period sales	(99)	(1,219)	(66)	(31)	(1,415)
Balance at June 30, 2013	$707	$2,857	$97	$84	$3,745

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on estimated net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the three and six months ended June 30, 2013, were $5.8 million and $11.7 million, respectively. Our net product royalty revenues for the three and six months ended June 30, 2012, were $0.0 million.

Our contract revenues were $41.7 million and $58.5 million for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2013 contract revenues included a $25.0 million milestone payment from Novartis for INCB28060. Our contract revenues were $56.7 million and $73.5 million for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2012 contract revenues included a $40.0 million milestone payment from Novartis related to European Union regulatory approval of JAKAVI.

Contract revenues were also derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods as well as milestone payments earned during the periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010.

Cost of Product Revenues

We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval have been recorded as research and development expenses in our statement of operations. As a result, cost of product revenues for the next several quarters will reflect a lower average per unit cost of materials. Cost of product revenues was $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively. Cost of product revenues were de minimis for each of the three and six months ended June 30, 2012.

Operating Expenses.

Research and development expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Salary and benefits related	$16.8	$15.1	$33.9	$30.9
Stock compensation	6.7	6.5	13.2	13.2
Clinical research and outside services	30.2	24.3	53.0	44.2
Occupancy and all other costs	7.2	5.7	13.6	12.2

Total research and development expenses	$60.9	$51.6	$113.7	$100.5

We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013 was primarily the result of increased development costs. Research and development expenses for the three and six months ended June 30, 2013 and 2012 were net of $1.0 million, $1.9 million, $0.5 million and $0.5 million, respectively, of costs reimbursed by our collaborative partners. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

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

Selling, general and administrative expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Salary and benefits related	$7.8	$7.5	$16.1	$15.1
Stock compensation	3.2	3.4	5.9	6.6
Other contract service and outside costs	12.2	8.8	23.5	19.4

Total selling, general and administrative expenses	$23.2	$19.7	$45.5	$41.1

Salary and benefits related expense increased from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013 due to increased headcount. This increased headcount was due to the commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high-risk myelofibrosis.

Interest Expense. Interest expense for the three and six months ended June 30, 2013, was $10.3 million and $22.0 million, respectively, as compared to $11.4 million and $22.7 million, respectively, for the comparable periods in 2012. Also included in interest expense for the three and six months ended June 30, 2013, were $6.2 million and $13.2 million, respectively, of non-cash charges to amortize the discount on our 4.75% convertible senior notes due 2015, as compared to $6.7 million and $13.2 million, respectively, for the same periods in 2012.

Debt exchange expense. Debt exchange expense for the quarter and six months ended June 30, 2013, was $9.8 million related to the exchange of $143.7 million aggregate principal amount of our 4.75% convertible senior notes due 2015 for the underlying shares of common stock and cash.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through June 30, 2013. Because of those losses, we had an accumulated deficit of $1.7 billion as of June 30, 2013. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At June 30, 2013, we had available cash, cash equivalents, a certificate of deposit and marketable securities of $277.5 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, U.S. government agency and non-agency mortgage-backed securities, and a certificate of deposit. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities was $32.8 million for the six months ended June 30, 2013, compared to $45.7 million used in operating activities for the three months ended June 30, 2012. The $78.5 million increase was due primarily to our lower net loss and changes in accounts receivable.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures. Net cash used in investing activities was $16.5 million for the six months ended June 30, 2013, which represented a certificate of deposit purchase of $15.0 million and capital expenditures of $1.5 million. Net cash used in investing activities was $1.2 million for the six months ended June 30, 2012, which represented primarily sales and maturities of marketable securities of $0.3 million offset by capital expenditures of $1.5 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities and acquisitions.

Net cash provided by financing activities was $17.8 million for the six months ended June 30, 2013 representing $27.6 million of proceeds from the issuance of common stock under our stock plans and employee stock purchase plan offset by $9.8 million related to the conversion of $143.7 million aggregate principal amount of our 4.75% convertible senior notes due 2015. Net cash provided by financing activities was $31.3 million for the six months ended June 30, 2012 representing proceeds from the issuance of common stock under our stock plans.

The following summarizes our significant contractual obligations as of June 30, 2013 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible subordinated debt	$10.0	$10.0	$—	$—	$—
Principal on convertible senior debt	256.3	—	256.3	—	—
Interest on convertible senior debt	30.4	12.1	18.3	—	—
Non-cancelable operating lease obligations:
Related to corporate headquarters	3.8	3.8	—	—	—
Total contractual obligations	$300.5	$25.9	$274.6	$—	$—

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

In April 2013, the Company entered into a new facility lease agreement for approximately 190,000 square feet of laboratory and office space in Wilmington, Delaware. The lease agreement is contingent on the landlord’s ability to design the build-out of the facility based on a targeted construction budget and the landlord’s ability to secure funding for its obligationsin connection with the build-out of the facility.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of June 30, 2013, cash, cash equivalents and marketable securities were $277.5 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2013, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended June 30, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We had net losses from inception in 1991 through 1996 and in 1999 through June 30, 2013. Because of those losses, we had an accumulated deficit of $1.7 billion as of June 30, 2013. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2013 and in future periods as well.

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

As of June 30, 2013, the aggregate principal amount of our total consolidated debt was $266.3 million and our stockholders’ deficit was $27.8 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of June 30, 2013, a $10.0 million aggregate principal amount non-interest bearing convertible subordinated note due in 2014 and held by Pfizer was outstanding. As of June 30, 2013, $256.3 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, are $12.2 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our 4.75% convertible senior notes or under our note held by Pfizer, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived all of our revenues for the three and six months ended June 30, 2013 from JAKAFI product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

Other changes in the United States patent laws or changes in the interpretation of patent laws could diminish the value of our patents or narrow the scope of our patent protection. For example, the Supreme Court of the United States recently ruled that isolated DNA sequences cannot be patented. Although we no longer receive significant revenues generated from our former information products business, the majority of our gene patent portfolio from that business consists of patents on isolated DNA sequences, and this ruling limits our ability to derive additional revenues from our gene patent portfolio. Additionally, the Supreme Court recently resolved a split among the circuit courts of appeals regarding antitrust challenges to settlements of patent infringement lawsuits under the Hatch-

Waxman Act between brand-name drug companies and generic drug companies. The Court rejected the “scope of the patent” test and ruled that settlements involving “reverse payments” from brand-name drug companies to generic drug companies should be analyzed under the rule of reason. This ruling may create uncertainty and make it more difficult to settle patent litigation if a company seeking to manufacture a generic version of one of our products challenges the patents covering that product prior to the expiration date of those patents.

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

Item 6.         Exhibits

Exhibit Number	Description of Document

3.1	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013)

10.1#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2013)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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

INCYTE CORPORATION

Dated:	August 1, 2013	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 1, 2013	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013)

10.1#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2013)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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