Form 10-Q
period 2013-09-30
INCYTE CORP
filed 2013-10-31
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 161,119,554 as of October 24, 2013.

INCYTE CORPORATION

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2013	December 31, 2012*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$272,122	$224,057
Marketable securities—available-for-sale	19,052	4,361
Accounts receivable, net	33,197	70,951
Inventory	359	278
Prepaid expenses and other current assets	9,013	9,867

Total current assets	333,743	309,514

Inventory	14,948	8,475
Property and equipment, net	6,201	6,348
Intangible and other assets, net	2,508	6,082

Total assets	$357,400	$330,419

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,212	$13,961
Accrued compensation	17,957	22,899
Interest payable	6,087	4,750
Accrued and other current liabilities	41,739	28,385
Deferred revenue-Collaborative agreements	25,503	66,079

Total current liabilities	109,498	136,074

Convertible senior notes	187,136	322,043
Convertible subordinated note	—	9,033
Other liabilities	3,392	—
Deferred revenue-Collaborative agreements	28,583	38,226

Total liabilities	328,609	505,376

Stockholders’equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 160,881,043 and 133,462,185 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	161	133
Additional paid-in capital	1,720,788	1,476,922
Accumulated other comprehensive gain	2,008	1,878
Accumulated deficit	(1,694,166)	(1,653,890)
Total stockholders’ equity (deficit)	28,791	(174,957)

Total liabilities and stockholders’equity (deficit)	$357,400	$330,419

*      The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product revenues, net	$60,201	$43,695	$162,589	$92,700
Product royalty revenues	8,184	—	19,893	—
Contract revenues	16,737	16,737	75,211	90,211
Other revenues	1	60	182	302

Total revenues	85,123	60,492	257,875	183,213

Costs and expenses:
Cost of product revenues	155	31	463	58
Research and development	71,704	50,079	185,417	150,627
Selling, general and administrative	26,447	20,520	71,956	61,634

Total costs and expenses	98,306	70,630	257,836	212,319

Income (loss) from operations	(13,183)	(10,138)	39	(29,106)
Interest and other income, net	385	27	829	393
Interest expense	(7,699)	(11,573)	(29,720)	(34,293)
Debt exchange expense	(1,491)	—	(11,262)	—

Loss before income taxes	$(21,988)	$(21,684)	$(40,114)	$(63,006)

Provision for income taxes	49	26	162	93

Net loss	$(22,037)	$(21,710)	$(40,276)	$(63,099)

Basic and diluted net loss per share:	$(0.14)	$(0.17)	$(0.28)	$(0.49)

Shares used in computing basic and diluted net loss per share:	155,067	130,851	143,899	129,093

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(22,037)	$(21,710)	$(40,276)	$(63,099)

Other comprehensive gain :
Unrealized gain on marketable securities, net of tax	15	429	130	507
Other comprehensive gain	15	429	130	507

Comprehensive loss	$(22,022)	$(21,281)	$(40,146)	$(62,592)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(40,276)	$(63,099)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of debt discounts	20,355	22,214
Stock-based compensation	28,577	29,426
Debt exchange expense	11,262	—
Changes in operating assets and liabilities:
Accounts receivable	37,754	(10,125)
Prepaid expenses and other assets	2,644	8,370
Inventory	(6,554)	(1,672)
Accounts payable	4,251	(2,175)
Accrued and other current liabilities	13,075	(3,220)
Deferred revenue — Product revenues	—	(2,332)
Deferred revenue — Collaborative agreements	(50,219)	(50,209)
Net cash provided by (used in) operating activities	20,869	(72,822)
Cash flows from investing activities:
Capital expenditures	(2,236)	(1,909)
Purchases of marketable securities	(15,024)	—
Sales and maturities of marketable securities	(203)	421
Net cash used in investing activities	(17,463)	(1,488)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	55,921	40,229
Cash paid in connection with exchange of 4.75% convertible senior notes due 2015	(11,262)	—
Net cash provided by financing activities	44,659	40,229
Net increase (decrease) in cash and cash equivalents	48,065	(34,081)
Cash and cash equivalents at beginning of period	224,057	273,164
Cash and cash equivalents at end of period	$272,122	$239,083

Supplemental Schedule of Cash Flow Information

Interest paid	$9,500	$9,500

Income taxes paid	$140	$1

Non-cash reclassification to additional paid in capital in connection with conversion of Pfizer convertible subordinated note due 2014	$9,373	$—
Non-cash reclassification to additional paid in capital in connection with exchange of 4.75% convertible senior notes due 2015	$149,915	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

2.              Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2013 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three and nine months ended September 30, 2013 and 2012, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2012 has been derived from audited financial statements.

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. Further information about our collaborative arrangements can be found below in Note 6, License Agreements. As of September 30, 2013, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During three and nine months ended September 30, 2013, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

At September 30, 2013 and December 31, 2012, our Level 2 mortgage-backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2013
Cash and cash equivalents	$272,122	$—	$—	$272,122
Certificate of deposit	15,024	—	—	15,024
Mortgage-backed securities	—	4,028	—	4,028
Total assets	$287,146	$4,028	$—	$291,174

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Cash and cash equivalents	$224,057	$—	$—	$224,057
Mortgage-backed securities	—	4,361	—	4,361
Total assets	$224,057	$4,361	$—	$228,418

The following is a summary of our marketable securities portfolio as of September 30, 2013 and December 31, 2012, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2013
Certificate of deposit	$15,024	$—	$—	$15,024
Mortgage backed securities	2,020	2,008	—	4,028
	$17,044	$2,008	$—	$19,052
December 31, 2012
Mortgage backed securities	$2,483	$1,878	$—	$4,361
	$2,483	$1,878	$—	$4,361

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

4.              Concentration of Credit Risk

In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total Contract Revenues for the Three Months Ended September 30,		Percentage of Total Contract Revenues for the Nine Months Ended September 30,
	2013	2012	2013	2012

Collaboration Partner A	81%	81%	87%	89%
Collaboration Partner B	19%	19%	13%	11%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 30% and 73% of the accounts receivable balance as of September 30, 2013 and December 31, 2012, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a limited number of specialty pharmacies. Our product revenues are concentrated in a limited number of specialty pharmacy customers. The concentration of credit risk related to our specialty pharmacy customers is as follows:

	Percentage of Total Net Product Revenues for the Three Months Ended September 30,		Percentage of Total Net Product Revenues for the Nine Months Ended September 30,
	2013	2012	2013	2012
Customer A	29%	28%	29%	29%
Customer B	15%	20%	17%	22%
Customer C	12%	16%	11%	16%
Customer D	10%	16%	11%	15%

We are exposed to risks associated with extending credit to specialty pharmacy customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 48% and 17% of the accounts receivable balance as of September 30, 2013 and December 31, 2012, respectively.

5.              Inventory

Our inventory balance consists of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$591	$591
Work-in-process	14,357	7,884
Finished goods	359	278
	15,307	8,753
Inventories—current	359	278
Inventories—non-current	$14,948	$8,475

Inventories, stated at the lower of cost or market, consist of raw materials, work in process and finished goods. At September 30, 2013, $0.4 million of inventory was classified as current on the consolidated balance sheets as we expect this inventory to be consumed for commercial use within the next twelve months. At September 30, 2013, $14.9 million of inventory was classified as non-current on the consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain a number of inventory components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral violation of the contractual terms under which we are supplied components by a single source supplier could adversely affect our total revenues and gross margins.

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

In 2012, we recognized and received a $40.0 million regulatory milestone payment under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of Jakavi. In 2011, we recognized and received a $15.0 million development milestone payment under this agreement for the achievement of a predefined milestone in the Phase I dose-escalation trial for INCB28060 in patients with solid tumors and a $10.0 million regulatory milestone payment for the JAKAFI approval in the United States. We determined the 2013, 2012 and 2011 milestones to be substantive as their achievement required substantive efforts by us and were at risk until the milestones were ultimately achieved. We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future ruxolitinib net sales outside of the United States. In addition, should Novartis receive reimbursement and pricing approval for ruxolitinib in a specified number of countries, we will be obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of the JAK inhibitor compound in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial, which has been completed.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the condensed consolidated balance sheet. These costs will be recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At September 30, 2013 and December 31, 2012, $1.8 million and $2.1 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three and nine months ended September 30, 2013 were net of $1.7 million and $3.6 million, respectively, of costs reimbursed by Novartis. Research and development expenses for each of the three and nine months ended September 30, 2012 were net of $2.5 million and $3.0 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $13.5 million and $65.6 million for the three and nine months ended September 30, 2013, respectively, and included a $25.0 million milestone payment for INCB28060 that was earned in the three months ended June 30, 2013. Contract revenue under the Novartis agreement was $13.5 million and $80.6 million for the three and nine months ended September 30, 2012, respectively, and included a $40.0 million milestone payment for the achievement of a predefined milestone for the European Union regulatory approval of Jakavi that was earned in the three months ended June 30, 2012.

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

Contract revenue under the Lilly agreement was $3.2 million and $9.6 million for each of the three and nine months ended September 30, 2013 and 2012, respectively.

7.              Stock compensation

We recorded $9.5 million and $28.6 million of stock compensation expense in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013, respectively. We recorded $9.5 million and $29.4 million of stock compensation expense in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012, respectively.

Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $6.4 million, $19.6 million, $6.4 million and $19.6 million for the three and nine months ended September 30, 2013 and 2012, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $3.1 million, $9.0 million, $3.1 million and $9.8 million for the three and nine months ended September 30, 2013 and 2012, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Average risk-free interest rates	1.05%	0.46%	0.59%	0.48%	0.27%	0.25%	0.27%	0.25%
Average expected life (in years)	4.34	4.13	4.25	3.87	0.50	0.50	0.50	0.50
Volatility	47%	50%	47%	57%	51%	53%	51%	53%
Weighted-average fair value (in dollars)	12.18	8.59	7.34	7.84	3.81	3.84	3.81	3.84

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

Total compensation cost of options granted but not yet vested, as of September 30, 2013, was $27.5 million, which is expected to be recognized over the vesting period of 3 years.

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2012	5,406,277	21,816,611	$12.05
Additional authorized	5,200,000	—	—
Options granted	(5,215,500)	5,215,500	19.21
Options exercised	—	(5,524,527)	9.61
Options cancelled	441,305	(441,589)	17.46
Balance at September 30, 2013	5,832,082	21,065,995	$14.36
Exercisable, September 30, 2013	—	12,911,434	$11.71

8.              Debt

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pfizer convertible subordinated note due 2014	$—	$—	$9,033	$13,573
4.75% convertible senior notes due 2015	187,136	955,974	322,043	798,040
	$187,136	$955,974	$331,076	$811,613

In May, June and September 2013, we entered into separately negotiated agreements with certain holders of our 4.75% Convertible Senior Notes due 2015 (the “4.75% Senior Notes”) pursuant to which such holders agreed to exchange $180,988,000 in aggregate principal amount of 4.75% Senior Notes for the shares of our common stock into which such 4.75% Senior Notes were convertible, aggregating 20,625,403 shares, and $11.3 million in cash. The net carrying value of the converted 4.75% Senior Notes and related accrued interest was reclassified to additional paid in capital on the condensed consolidated balance sheets upon conversion of the 4.75% Senior Notes and the related cash payment was recorded as debt exchange expense on the condensed consolidated statements of operations.  Also, in August 2013, the holder of the Pfizer convertible subordinated note due 2014 (the “Pfizer Note”) elected to convert the $10.0 million principal amount into 1,025,641 shares of common stock.

The fair values of the 4.75% Senior Notes are based on quoted prices in an active market and, therefore, these convertible senior notes are classified within Level 1 in the fair value hierarchy. The fair value of the Pfizer Note is based on a fair value model that incorporates both observable and unobservable inputs, including the quoted price of our common stock and an estimated discount rate, and, therefore, the Pfizer Note is classified as Level 3 in the fair value hierarchy.

9.              Net loss per share

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Nine months ended September 30,
	2013	2012
Stock options	21,065,995	22,165,802
Common shares issuable upon conversion of 4.75% Senior Notes(1)	24,958,298	45,584,040
Common shares issuable upon conversion of Pfizer Note due 2013(2)	—	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014 (3)	—	1,025,641
Total potential common shares excluded from diluted net loss per share computation	46,024,293	70,236,979

(1)         In May, June and September 2013, we entered into separately negotiated agreements with certain holders of the 4.75% Senior Notes to convert $181.0 million principal amount into 20,625,403 shares of common stock.

(2)         In December 2012, the holder of the Pfizer Note due 2013 elected to convert the $10.0 million principal amount into 1,461,496 shares of common stock.

(3)         In August 2013, the holder of the Pfizer Note due 2014 elected to convert the $10.0 million principal amount into 1,025,641 shares of common stock.

10.       Grant Agreement

In April 2013, the Company entered into a grant agreement with the state of Delaware under which the Company is entitled to receive a grant of up to approximately $11.0 million primarily related to the retention and expansion of its workforce in the state of Delaware. The Company received $5.0 million of the proceeds for this grant in the nine months ended September30, 2013 and expects to receive the remaining proceeds by the end of 2013. The $5.0 million of cash received during the nine months ended September 30, 2013 was recorded within other liabilities on the condensed consolidated balance sheets and is being recognized ratably within interest and other income, net on the condensed consolidated statements of operations over the estimated performance period of the grant.

11.       Lease Agreement

In April 2013, the Company entered into a contingent new 15 year facility lease agreement for approximately 190,000 square feet of laboratory and office space in Wilmington, Delaware. The lease agreement was conditioned on a number of contingencies that had to be resolved prior to the lease agreement becoming effective, including the landlord’s ability to design the build-out of the facility based on a targeted construction budget and the landlord’s ability to secure funding for its obligations in connection with the build-out of the facility.

The lease agreement became effective in October 2013 upon resolution of these contingencies and the Company expects the facility to be available for occupancy in late 2014.  The future minimum lease payments over the 15 year lease term are approximately $80.0 million subject to finalization of the facility build-out budget. The Company expects to account for the lease as a direct financing arrangement whereby over the construction period, the Company will record the full cost of the facility as a capital asset with a corresponding liability, net of approximately $10.0 million of improvements to be paid for by the Company during the construction period. In addition, the Company has posted with the landlord’s financial institution a $15.0 million letter of credit for the facility lease.  This amount will be recorded as restricted cash on the condensed consolidated balance sheets and will be reduced over a period of time during the duration of the lease. The letter of credit could be subject to accelerated reductions if the Company meets certain pre-defined financial targets.

12.       Contingencies

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2013 should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements as of and for the year ended December 31, 2012 included in our Annual Report on Form 10-K previously filed with the SEC.

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

•                  our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;

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

We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK 1 or JAK1 and JAK2. Our most advanced compound, JAKAFI® (ruxolitinib), an oral JAK1 and JAK2 inhibitor, was synthesized in 2005, and in November 2011, it was approved by the U.S. Food and Drug Administration (FDA) as a treatment for patients with intermediate or high-risk myelofibrosis (MF), including primary MF, post-polycythemia vera MF and post-essential thrombocythemia MF.

JAKAFI was the first FDA-approved JAK inhibitor for any indication and the first product approved for use in MF. The FDA has also granted JAKAFI orphan drug status for MF as well as polycythemia vera and essential thrombocythemia. The European Commission has also granted the compound orphan drug status for MF. In addition, we hold patents that cover the formulation and use of JAKAFI through 2026, excluding potential patent term extensions.

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

In addition to its development as a treatment for MF, we believe ruxolitinib may have potential as a treatment for other cancers. Several additional clinical programs are ongoing, including two global Phase III trials in patients with advanced polycythemia vera and an open-label Phase I trial of ruxolitinib in combination with chemotherapy in patients with advanced solid tumors. The positive results in a pre-specified subgroup analysis of a Phase II proof-of-concept trial of ruxolitinib in combination with capecitabine in patients with refractory metastatic pancreatic cancer are expected to be used to support a pivotal registration program in metastatic pancreatic cancer as well as several Phase II trials in other solid tumors. Multiple investigator-sponsored trials are also ongoing to evaluate ruxolitinib in oncologic indications, including advanced hematologic malignancies, relapsed or refractory acute leukemia, lymphoma, and breast cancer.

We have a second oral JAK1 and JAK2 inhibitor, baricitinib, which is subject to a collaboration agreement with Eli Lilly and Company in which Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases. We could receive tiered, double-digit royalty payments on future global sales of products subject to the agreement with rates ranging up to 20% if the products are successfully commercialized. This collaboration also contains an option for us to co-develop compounds for any inflammatory and autoimmune disease, whereby we fund 30% of development costs from Phase IIb through regulatory approval for that indication in exchange for tiered royalties ranging up to the high twenties on potential future sales. We exercised our co-development option for the development of baricitinib in rheumatoid arthritis in 2010. The Phase III program of baricitinib in patients with rheumatoid arthritis is ongoing, and the compound is also in Phase II trials for patients with moderate-to-severe psoriasis and patients with diabetic nephropathy. We have decided not to exercise our co-development option for psoriasis.

We have a JAK1 inhibitor, INCB39110, which is being evaluated in three proof-of-concept studies in patients with myelofibrosis, psoriasis and rheumatoid arthritis. The results of these studies are expected to inform us as to the most appropriate indications for further development. We are also conducting a Phase I clinical trial to evaluate the safety and tolerability of INCB39110 in combination with chemotherapy in patients with advanced solid tumors.

Our IDO1 inhibitor, INCB24360, is being evaluated in a Phase II study as monotherapy for ovarian cancer and in a Phase I/II trial in combination with ipilimumab for metastatic melanoma. The IDO1 inhibitor is also being evaluated in investigator-sponsored trials for myelodysplastic syndrome (MDS) and in combination with vaccine therapy in patients with melanoma.

We have several other orally available small molecule compounds that are in various stages of development, including a second JAK1 inhibitor, INCB47986, and a PI3K-delta inhibitor, INCB40093, which are both in Phase I clinical development. We intend to continue our investment in drug discovery to expand our pipeline.

Our current pipeline includes the following compounds:

Target/Drug Compound	Indication	Status
JAK1 and JAK2
JAKAFI(1)	Intermediate or High-Risk Myelofibrosis(6)	FDA Approved—Marketed
Ruxolitinib(1)	Polycythemia Vera	Phase III
Ruxolitinib(1)	Pancreatic Cancer	Phase II
Ruxolitinib(1)	Solid Tumors and Other Hematologic Malignancies(7)	Phase I and Phase II
Baricitinib(2)	Rheumatoid Arthritis	Phase III
Baricitinib(3)	Psoriasis	Phase IIb
Baricitinib(4)	Diabetic Nephropathy	Phase II
c-MET
INCB28060(5)	Solid Tumors	Phase II
IDO
INCB24360	Solid Tumors and Other Hematologic Malignancies (7)	Phase I and Phase II
JAK1
INCB39110	Myelofibrosis	Phase II
INCB39110	Rheumatoid Arthritis	Phase II
INCB39110	Psoriasis	Phase II
INCB39110	Advanced Malignancies	Phase I
INCB47986	Advanced Malignancies	Phase I
PI3K-delta
INCB40093	B-Lymphoid Malignancies	Phase I

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of September 30, 2013, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During three and nine months ended September 30, 2013 and 2012 we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation. Share-based payment transactions with employees, including grants of employee stock options, are recognized as compensation expense over the requisite service period based on their estimated fair values. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $9.5 million and $28.6 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013, respectively. We recorded $9.5 million and $29.4 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012, respectively.

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

Results of Operations

We recorded a net loss of $22.0 million, or $0.14 per share (basic and diluted), for the three months ended September 30, 2013, as compared to a net loss of $21.7 million, or $0.17 per share (basic and diluted), for the same period in 2012. The net loss for the nine months ended September 30, 2013 was $40.3 million, or $0.28 per share (basic and diluted), as compared to $63.1 million, or $0.49 per share (basic and diluted), for the same period in 2012.

Revenues.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Product revenues, net	$60.2	$43.7	$162.6	$92.7
Product royalty revenues	8.2	—	19.9	—
Contract revenues	16.7	16.7	75.2	90.2
Other revenues	—	0.1	0.2	0.3
Total revenues	$85.1	$60.5	$257.9	$183.2

Our product revenues, net from JAKAFI for the three and nine months ended September 30, 2013, were $60.2 million and $162.6 million, respectively. Our product revenues, net from JAKAFI for the three and nine months ended September 30, 2012, were $43.7 million and $92.7 million, respectively. Product revenues from the sale of JAKAFI are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

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

The following table provides a summary of activity with respect to the Company’s sales allowances and accruals for the six months ended September 30, 2013 (in thousands):

Nine Months Ended September 30, 2013	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2013	$464	$1,815	$103	$256	$2,638
Allowances for current period sales	4,780	10,594	505	144	16,023
Allowances for prior period sales	—	(461)	(4)	58	(407)
Credits/payments for current period sales	(4,383)	(7,744)	(455)	(4)	(12,586)
Credits/payments for prior period sales	(99)	(1,274)	(66)	(323)	(1,762)
Balance at September 30, 2013	$762	$2,930	$83	$131	$3,906

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on estimated net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the three and nine months ended September 30, 2013, were $8.2 million and $19.9 million, respectively. Our net product royalty revenues for the three and nine months ended September 30, 2012, were $0.0 million.

Our contract revenues were $16.7 million and $75.2 million for the three and nine months ended September 30, 2013, respectively. For the nine months ended September 30, 2013 contract revenues included a $25.0 million milestone payment from Novartis for INCB28060. Our contract revenues were $16.7 million and $90.2 million for the three and nine months ended September 30, 2012, respectively. For the nine months ended September 30, 2012 contract revenues included a $40.0 million milestone payment from Novartis related to European Union regulatory approval of JAKAVI.

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

Cost of Product Revenues

We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval have been recorded as research and development expenses in our statement of operations. As a result, cost of product revenues for the next several quarters will reflect a lower average per unit cost of materials. Cost of product revenues was $0.2 million and $0.5 million for the three and nine months ended September 30, 2013, respectively. Cost of product revenues were de minimis for each of the three and nine months ended September 30, 2012.

Operating Expenses.

Research and development expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Salary and benefits related	$16.9	$14.4	$50.8	$45.3
Stock compensation	6.4	6.4	19.6	19.6
Clinical research and outside services	41.1	23.3	94.1	67.5
Occupancy and all other costs	7.3	6.0	20.9	18.2

Total research and development expenses	$71.7	$50.1	$185.4	$150.6

We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013 was primarily the result of increased development costs. Research and development expenses for the three and nine months ended September 30, 2013 and 2012 were net of $1.7 million, $3.6 million, $2.5 million and $3.0 million, respectively, of costs reimbursed by our collaborative partners. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

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

Selling, general and administrative expenses.

	For the three months ended, September 30,		For the nine months ended, September 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Salary and benefits related	$8.7	$7.2	$24.9	$22.3
Stock compensation	3.1	3.1	9.0	9.8
Other contract service and outside costs	14.6	10.2	38.1	29.5

Total selling, general and administrative expenses	$26.4	$20.5	$72.0	$61.6

Salary and benefits related expense increased from the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013 due to increased headcount. This increased headcount was due to the commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high-risk myelofibrosis.

Interest Expense. Interest expense for the three and nine months ended September 30, 2013, was $7.7 million and $29.7 million, respectively, as compared to $11.6 million and $34.3 million, respectively, for the comparable periods in 2012. Also included in interest expense for the three and nine months ended September 30, 2013, were $4.7 million and $17.9 million, respectively, of non-cash charges to amortize the discount on our 4.75% convertible senior notes due 2015, as compared to $6.8 million and $20.0 million, respectively, for the same periods in 2012.

Debt exchange expense. Debt exchange expense for the three and nine months ended September 30, 2013, was $1.5 million and $11.3 million, respectively, related to the exchange of $37.3 million and $181.0 million, respectively, in aggregate principal amount of our 4.75% convertible senior notes due 2015 for the underlying shares of common stock and cash.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through September 30, 2013. Because of those losses, we had an accumulated deficit of $1.7 billion as of September 30, 2013. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At September 30, 2013, we had available cash, cash equivalents, a certificate of deposit and marketable securities of $291.2 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, U.S. government agency and non-agency mortgage-backed securities, and a certificate of deposit. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities was $20.9 million for the nine months ended September 30, 2013, compared to $72.8 million used in operating activities for the nine months ended September 30, 2012. The $93.7 million increase was due primarily to our lower net loss and changes in accounts receivable.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures. Net cash used in investing activities was $17.5 million for the nine months ended September 30, 2013, which represented a certificate of deposit purchase of $15.0 million, capital expenditures of $2.3 million and maturities of marketable securities of $0.2 million. Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2012, which represented primarily sales and maturities of marketable securities of $0.4 million offset by capital expenditures of $1.9 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities and acquisitions.

Net cash provided by financing activities was $44.6 million for the nine months ended September 30, 2013 representing $55.9 million of proceeds from the issuance of common stock under our stock plans and employee stock purchase plan offset by $11.3 million related to cash paid in connection with the conversion of $181.0 million aggregate principal amount of our

4.75% convertible senior notes due 2015. Net cash provided by financing activities was $40.2 million for the nine months ended September 30, 2012 representing proceeds from the issuance of common stock under our stock plans.

The following summarizes our significant contractual obligations as of September 30, 2013 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible senior debt	$219.0	$—	$219.0	$—	$—
Interest on convertible senior debt	26.0	10.4	15.6	—	—
Non-cancelable operating lease obligations:
Related to corporate headquarters	2.2	2.2	—	—	—
Total contractual obligations	$247.2	$12.6	$234.6	$—	$—

The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

In April 2013, we entered into a new facility lease agreement for approximately 190,000 square feet of laboratory and office space in Wilmington, Delaware. The lease agreement was contingent on the landlord’s ability to design the build-out of the facility based on a targeted construction budget and the landlord’s ability to secure funding for its obligations in connection with the build-out of the facility.

The lease agreement became effective in October 2013 upon the resolution of these contingencies.  The future minimum lease payments over the 15 year lease term are approximately $80.0 million subject to finalization of the facility build-out budget.    We expect to account for the lease as a direct financing arrangement whereby over the construction period, we will record the full cost of the facility as a capital asset, with a corresponding liability, net of approximately $10.0 million of improvements to be paid for by us during the construction period. In addition, we have posted with the landlord’s financial institution a $15.0 million letter of credit for the facility lease.  This amount will be recorded as restricted cash on the condensed consolidated balance sheets and will be reduced over a period of time during the duration of the lease. The letter of credit could be subject to accelerated reductions if we meet certain pre-defined financial targets.

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis, Lilly and Pfizer; the extent to which commercialization of JAKAFI is successful; expenditures in connection with potential exchanges our outstanding convertible senior notes; and expenditures in connection with strategic relationships and license agreements. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and money market funds, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of September 30, 2013, cash, cash equivalents and marketable securities were $291.2 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2013, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended September 30, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In recent years, several states and localities, including California, Connecticut, the District of Columbia, Massachusetts, Minnesota, Nevada, New Mexico, Texas, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Additionally, as part of the Patient Protection and Affordable Care Act, the federal government has enacted the Physician Payment Sunshine provisions. The Sunshine provisions require manufacturers to begin collecting data in 2013 and to publicly report starting in 2014 certain payments or other transfers of value made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity. See also “—Other Risks Relating to our Business—If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business” below.

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

We had net losses from inception in 1991 through 1996 and in 1999 through September 30, 2013. Because of those losses, we had an accumulated deficit of $1.7 billion as of September 30, 2013. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2013 and in future periods as well.

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

As of September 30, 2013, the aggregate principal amount of our total consolidated debt was $219.0 million and our stockholders’ equity was $28.8 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of September 30, 2013, $219.0 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, are $10.4 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our 4.75% convertible senior notes, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived all of our revenues for the three and nine months ended September 30, 2013 from JAKAFI product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

Our business and competitive position depends in significant part upon our ability to protect our proprietary technology, including any drug products that we create. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. For example, one of our collaborators may disclose proprietary information pertaining to our drug discovery efforts. In addition, while we have filed numerous patent applications with respect to ruxolitinib and our drug candidates in the United States and in foreign countries, our patent applications may fail to result in issued patents. In addition, because patent applications can take several years to issue as patents, there may be pending patent applications of others that may later issue as patents that cover some aspect of ruxolitinib and our drug candidates. Our existing patents and any future patents we may obtain may not be broad enough to protect our products or all of the potential uses of our products, or otherwise prevent others from developing competing products or technologies. In addition, our patents may be challenged and invalidated or may fail to provide us with any competitive advantages if, for example, others were first to invent or first to file a patent application for the technologies and products covered by our patents.

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

Additionally, United States patent laws were amended in 2011 with the enactment of the America Invents Act and third parties are now able to challenge the validity of issued U.S. patents through various review proceedings; thus rendering the validity of U.S. patents more uncertain. We may be obligated to participate in review proceedings to determine the validity of our U.S. patents. We cannot predict the ultimate outcome of these proceedings, the conduct of which could result in substantial costs and diversion of our efforts and resources. If we are unsuccessful in these proceedings some or all of our claims in the patents may be narrowed or invalidated and the patent protection for our products and drug candidates in the United States could be substantially shortened. Further, if all of the patents covering one of our products are invalidated, the FDA could approve requests to manufacture a generic version of that product prior to the expiration date of those patents.

Other changes in the United States patent laws or changes in the interpretation of patent laws could diminish the value of our patents or narrow the scope of our patent protection. For example, the Supreme Court of the United States recently ruled that isolated DNA sequences cannot be patented. Although we no longer receive significant revenues generated from our former information products business, the majority of our gene patent portfolio from that business consists of patents on isolated DNA sequences, and this ruling limits our ability to derive additional revenues from our gene patent portfolio. Additionally, the Supreme Court recently resolved a split among the circuit courts of appeals regarding antitrust challenges to settlements of patent infringement lawsuits under the Hatch-Waxman Act between brand-name drug companies and generic drug companies. The Court rejected the “scope of the patent” test and ruled that settlements involving “reverse payments” from brand-name drug companies to generic drug companies should be analyzed under the rule of reason. This ruling may create uncertainty and make it more difficult to settle patent litigation if a company seeking to manufacture a generic version of one of our products challenges the patents covering that product prior to the expiration date of those patents.

International patent protection is particularly uncertain and costly, and our involvement in opposition proceedings in foreign countries may result in the expenditure of substantial sums and management resources.

Biotechnology and pharmaceutical patent law outside the United States is even more uncertain and costly than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We have participated, and may in the future, participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.  Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and allow third parties to use our proprietary technologies without a license from us or our collaborators, which may also result in loss of future royalty payments. In addition, successful challenges may jeopardize or delay our ability to enter into new collaborations or commercialize potential products, which could harm our business and results of operations.

Item 6.         Exhibits

Exhibit Number	Description of Document

10.1	Ninth Amendment of Lease, dated July 16, 2013, by and between E. I. DuPont de Nemours and Company and the Company.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

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

INCYTE CORPORATION

Dated:	October 31, 2013	By:	/s/ PAUL A. FRIEDMAN
PAUL A. FRIEDMAN
Chief Executive Officer
(Principal Executive Officer)

Dated:	October 31, 2013	By:	/s/ DAVID C. HASTINGS
DAVID C. HASTINGS
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Ninth Amendment of Lease, dated July 16, 2013, by and between E. I. DuPont de Nemours and Company and the Company.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

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