Form 10-K
period 2013-12-31
INCYTE CORP
filed 2014-02-21
CIK 879169

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on The NASDAQ Global Select Market on June 30, 2013) was approximately $3.0 billion.

         As of February 19, 2014 there were 165,536,632 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2014 Annual Meeting of Stockholders to be held on May 28, 2014.

Item 1.    Business

        This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "estimate," "potential," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may," or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

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

  •
  risks relating to our inability to control the development of out-licensed compounds or drug candidates;

  •
  risks relating to our collaborators' ability to develop and commercialize drug candidates;

  •
  costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;

  •
  our ability to maintain or obtain adequate product liability and other insurance coverage;

  •
  the risk that our drug candidates may not obtain or maintain regulatory approval;

  •
  the impact of technological advances and competition;

  •
  our ability to compete against third parties with greater resources than ours;

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
  our substantial leverage;

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

 Overview

        Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary small molecule drugs to treat serious unmet medical needs. We began our drug discovery and development operations in 2001 and have focused our research efforts primarily in the areas of oncology and inflammation where we believe our expertise in target selection, medicinal chemistry, and preclinical and clinical development can be most effectively leveraged.

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

        We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK1 or JAK1 and JAK2. Our most advanced compound, JAKAFI® (ruxolitinib), an oral JAK1 and JAK2 inhibitor was approved by the U.S. Food and Drug Administration (FDA) in November 2011 as a treatment for patients with intermediate or high-risk myelofibrosis (MF), including primary MF, post-polycythemia vera MF and post-essential thrombocythemia MF. We estimate there are between 16,000 and 18,500 patients with MF in the United States. Based on the modern prognostic scoring systems referred to as International Prognostic Scoring System and Dynamic International Prognostic Scoring System, we believe intermediate and high-risk patients represent 80 percent to 90 percent of all patients with MF in the United States and encompass patients over the age of 65, or patients who have or have ever had any of the following: anemia, constitutional symptoms, elevated white blood cell or blast counts, or platelet counts less than 100,000 per microliter of blood.

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

        Pursuant to the terms of our collaboration agreement with Novartis International Pharmaceutical Ltd., Novartis received exclusive development and commercialization rights to ruxolitinib outside of the United States for all hematologic and oncologic indications and sells ruxolitinib outside of the United States under the name JAKAVI®. In August 2012, the European Commission approved JAKAVI for the treatment of disease-related splenomegaly or symptoms in adult patients with primary MF (also known as chronic idiopathic MF), post-polycythemia vera MF or post-essential thrombocythemia MF. We have retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development and commercial milestones and royalties from product sales outside the United States.

        In addition to its development as a treatment for MF, we believe ruxolitinib may have potential as a treatment for other cancers. Several additional clinical programs are ongoing, including a global Phase III program in patients with advanced polycythemia vera (PV). Data from a registration trial for PV being conducted under a special protocol assessment (SPA) agreement with the FDA, if positive, are expected to support the filing of a supplemental New Drug Application (sNDA) for the treatment of PV patients who are resistant to or intolerant of hydroxyurea in the first half of 2014. Top-line results from the Phase II proof-of-concept trial of ruxolitinib in patients with refractory metastatic pancreatic cancer suggest a demonstrable survival benefit in a pre-specified subgroup of patients. The Company and the FDA have agreed on an SPA for a registration trial for advanced or metastatic pancreatic cancer. Under the SPA, the Phase III trial can be limited to the subgroup which showed positive results identified in the Phase II trial and there is no requirement to develop a companion diagnostic. The Phase III program includes a second nearly identical Phase III trial, and both trials are expected to begin in the first half of 2014. The FDA has granted orphan status for ruxolitinib for the treatment of pancreatic cancer.

        The subgroup from the Phase II trial in pancreatic cancer is common to many tumor types and we believe that JAK inhibition may represent a new treatment approach for other solid tumors. To test this hypothesis, we expect to initiate three blinded proof-of-concept Phase II trials evaluating ruxolitinib in non-small cell lung cancer, breast cancer and colon cancer in the first half of 2014. The primary endpoint for each trial will be overall survival.

        We have a second oral JAK1 and JAK2 inhibitor, baricitinib, which is subject to a collaboration agreement with Eli Lilly and Company in which Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases. We could receive tiered, double-digit royalty payments on future global sales of products subject to the agreement with rates ranging up to 20 percent if the products are successfully commercialized. This collaboration also contains an option for us to co-develop compounds for any inflammatory and autoimmune disease, whereby we fund 30 percent of development costs from Phase IIb through regulatory approval for that indication in exchange for tiered royalties ranging up to the high twenties on potential future sales. We exercised our co-development option for the development of baricitinib in rheumatoid arthritis in 2010. The Phase III program of baricitinib in patients with rheumatoid arthritis is ongoing. Baricitinib is also in Phase II trials for patients with moderate-to-severe psoriasis and patients with diabetic nephropathy. We have decided not to exercise our co-development option for psoriasis.

        We have a wholly owned portfolio of JAK 1 inhibitors. Our lead JAK1 inhibitor, INCB39110, has completed proof-of-concept studies in patients with psoriasis and rheumatoid arthritis and is in an ongoing proof-of-concept study in patients with myelofibrosis. While the results of the psoriasis and rheumatoid arthritis studies were positive, for strategic reasons, we are planning to pursue oncologic indications with INCB39110. In addition we have a second JAK1 inhibitor, INCB47986, which we intend to advance in chronic inflammatory conditions.

        Our oral IDO1 inhibitor, INCB24360, is being evaluated in a Phase II study as monotherapy for ovarian cancer and in a Phase I/II trial in combination with ipilimumab for metastatic melanoma. IDO1 is an enzyme whose increased levels in multiple solid tumor types are associated with decreased survival. IDO1 inhibition shifts the immune system from an immunosuppressive state to an activated state, allowing the body to mount a more effective anti-tumor immune response. Preclinical data suggest that IDO1 inhibition can provide anti-tumor effects both as monotherapy and in combination with other checkpoint inhibitors, where a significant synergy has been exhibited. We have entered into a clinical trial collaboration agreement with Merck to evaluate the safety and efficacy of INCB24360 in combination with Merck's investigational anti-PD-1 immunotherapy, MK-3475, in a Phase I/II study in previously treated metastatic and recurrent non-small cell lung cancer and other advanced or metastatic cancers.

        We have several other orally available small molecule compounds that are in various stages of clinical development, including a PI3K-delta inhibitor, INCB40093, which is in Phase I clinical development in patients with B-lymphoid malignancies, and we have initiated a combination study of this compound with our JAK1 inhibitor INCB39110 in the same patient group.

        We have a number of programs in preclinical development, and we intend to continue our investment in drug discovery to expand our pipeline.

        Our current pipeline includes the following compounds:

Target/Drug Compound	Indication	Status
ONCOLOGY
JAK1 and JAK2
JAKAFI(1)	Intermediate or High-Risk Myelofibrosis(6)	FDA Approved—Marketed
Ruxolitinib(1)	Polycythemia Vera	Phase III
Ruxolitinib(1)	Pancreatic Cancer	Phase II
Ruxolitinib(1)	Advanced Malignancies	Phase I
JAK1
INCB39110	Myelofibrosis	Phase II
	Advanced Malignancies	Phase I
PI3K-delta
INCB40093	B-lymphoid Malignancies	Phase I
JAK1+PI3K-delta
INCB39110+INCB40093	B-lymphoid Malignancies	Phase I
IDO1
INCB24360	Metastatic Melanoma	Phase II
	Ovarian Cancer	Phase II
c-MET
INC280(2)	Solid Tumors	Phase II
	Hepatocellular Carcinoma	Phase II
	Non-Small Cell Lung Cancer	Phase II
INFLAMMATION
JAK1 and JAK2
Baricitinib(3)	Rheumatoid Arthritis	Phase III
Baricitinib(4)	Psoriasis	Phase IIb
Baricitinib(5)	Diabetic Nephropathy	Phase II
JAK1
INCB47986	Rheumatoid Arthritis	Phase I

(1)
We licensed rights outside the United States to Novartis and retained U.S. rights.

(2)
We licensed worldwide rights to Novartis and retained co-development and co-promotion options.

(3)
We licensed worldwide rights to Lilly, have elected to co-develop with Lilly, and retained a co-promotion option.

(4)
We licensed worldwide rights to Lilly and retained a co-promotion option.

(5)
We licensed worldwide rights to Lilly and retained co-development and co-promotion options.

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

        To help ensure that all eligible MF patients have access to JAKAFI, we have established a patient assistance program called IncyteCARES (CARES stands for Connecting to Access, Reimbursement, Education and Support). IncyteCARES helps ensure that any patient with intermediate or high-risk MF who meets certain eligibility criteria and is prescribed JAKAFI has access to the product regardless of ability to pay and has access to ongoing support and educational resources during treatment. In addition, IncyteCARES works closely with payers to help facilitate insurance coverage of JAKAFI.

        JAKAFI is distributed primarily through a limited network of specialty pharmacy providers and group purchasing organizations that allow for efficient delivery of the medication by mail directly to patients or direct delivery to the patient's pharmacy of choice. Our distribution process uses a model that is well-established and familiar to physicians who practice within the oncology field.

        To further support appropriate use and future development of JAKAFI, our Medical Affairs department is responsible for providing appropriate scientific and medical education and information to physicians, preparing scientific presentations and publications, and overseeing the process for supporting investigator sponsored trials.

        Novartis received approval for JAKAVI in the European Union and Canada in the second half of 2012. JAKAVI is approved in more than 50 countries with additional worldwide regulatory filings underway.

Clinical Programs

JAK1/JAK2 Programs for Myeloproliferative Neoplasms, Oncology and Inflammation

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

        The FDA approval was based on results from two randomized Phase III trials (COMFORT-I and COMFORT-II), which demonstrated that patients treated with JAKAFI experienced significant reductions in splenomegaly (enlarged spleen). COMFORT-I also demonstrated improvements in symptoms. The most common hematologic adverse reactions in both trials were thrombocytopenia and anemia. These events rarely led to discontinuation of JAKAFI treatment. The most common non-hematologic adverse reactions were bruising, dizziness and headache.

        Further analyses from the clinical program of JAKAFI were presented at the 2013 American Society of Hematology Annual Meeting in December. Data from multiple presentations, including a three-year follow-up analysis from COMFORT-I and a pooled analysis of the two COMFORT trials, suggest that patients treated with JAKAFI maintained reductions in spleen volume and had improved survival over placebo and best available therapy.

        Polycythemia Vera.    Polycythemia vera is a rare but serious myeloproliferative neoplasm and occurs when the bone marrow produces too many blood cells, especially red blood cells. Patients with polycythemia vera can have symptoms similar to myelofibrosis, including enlarged spleens and debilitating symptoms such as fatigue, abdominal discomfort, pruritus, night sweats and cachexia. While there are currently no FDA-approved therapies for polycythemia vera, several treatments are used to manage the signs and symptoms of the disease, including the removal of blood (phlebotomy) and treatment with myelosuppressive therapies. We estimate, based on the available literature and published databases, that there are currently 100,000 patients with polycythemia vera in the United States. Approximately 25% of patients can become resistant to or intolerant of these approaches, and there is an unmet medical need for new therapies to treat this subset of patients.

        In September 2010, we reached an SPA agreement with the FDA for a Phase III clinical trial for ruxolitinib in patients with advanced polycythemia vera. The SPA was subsequently amended with FDA agreement in the fourth quarter of 2011. This global, randomized, open-label trial, being conducted by Incyte and Novartis, is comparing the efficacy and safety of ruxolitinib to best available therapy. The trial is fully enrolled with approximately 220 patients. If positive, results are expected to be part of a supplemental new drug application submission in mid-2014. Incyte is also conducting a Phase III trial measuring disease-related symptoms in patients with PV. The FDA has granted fast track designation for polycythemia vera, specifically for the treatment of patients with PV who are resistant to or intolerant of hydroxyurea.

        Pancreatic Cancer.    Pancreatic cancer is a disease in which malignant cells are found in the tissues of the pancreas. According to the National Cancer Institute, there were an estimated 45,000 new cases and 38,000 deaths from pancreatic cancer in the United States in 2013.

        We have completed a Phase II trial that compared ruxolitinib in combination with capecitabine versus capecitabine alone in refractory metastatic pancreatic cancer. Among a prospectively defined subgroup of the patients, pre-selected as being most likely to benefit from JAK pathway inhibition, top-line results showed a hazard ratio for overall survival of 0.47, which means the risk of death was reduced by approximately 50 percent for those patients treated with ruxolitinib. The subgroup represented approximately half of the randomized population in this trial.

        The FDA has granted orphan status for ruxolitinib for the treatment of pancreatic cancer. We have also reached an SPA agreement with the FDA for a registration trial for advanced or metastatic pancreatic cancer in the subgroup which showed the greatest benefit in the Phase II trial and under the SPA we are not required to develop a companion diagnostic. The Phase III program, which includes a second nearly identical Phase III study, is expected to begin in the first half of 2014.

        Solid Tumors.    Because the subgroup identified in the Phase II trial of ruxolitinib in pancreatic cancer is common to many tumor types, ranging from 30 percent to 70 percent of patients, we believe JAK inhibition may represent a new treatment approach for other solid tumors. In the first half of 2014, we plan to initiate three blinded Phase II proof-of-concept trials evaluating ruxolitinib in non-small cell lung cancer, breast cancer and colon cancer, with the primary endpoint for each trial being overall survival.

        Additional Clinical Activities in Oncology.    Multiple investigator-sponsored trials are ongoing to evaluate the use of ruxolitinib in other oncologic indications, including advanced hematologic malignancies, relapsed or refractory acute leukemia, lymphoma and breast cancer.

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

        We have a second JAK1 and JAK2 inhibitor, baricitinib, which is the lead compound in our inflammation program and subject to our collaboration agreement with Lilly. In June 2013, 52-week efficacy and safety data from the Phase IIb trial of baricitinib in patients with rheumatoid arthritis were presented at the European League Against Rheumatism (EULAR) Annual European Congress of Rheumatology. In the initial 12-week portion of this study, baricitinib was associated with statistically significant improvements in the signs and symptoms of rheumatoid arthritis disease versus placebo, and these responses were maintained or improved during an additional 12 weeks of blinded treatment. Among patients completing the open-label extension, clinical improvements observed at week 24 were sustained at the end of 52 weeks.

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

        In December 2011, Lilly initiated a Phase IIb double-blind, placebo-controlled, dose-ranging trial designed to evaluate baricitinib in patients with moderate-to-severe plaque psoriasis. The trial is fully enrolled with approximately 240 patients randomized in several dose groups. The primary objective of this study is to demonstrate that at least one dose group is superior to placebo at week 12 in the treatment of patients with moderate-to-severe psoriasis as measured by the proportion of patients with at least a 75 percent improvement from baseline in Psoriasis Area and Severity Index (PASI) score. We have decided not to exercise our co-development option for this indication, although we retain a co-promotion option.

        Diabetic Nephropathy.    In August 2012, Lilly initiated a Phase II trial to evaluate baricitinib in patients with diabetic nephropathy. Data suggest that ongoing renal inflammation plays a key role in diabetic nephropathy, and biopsies from the kidneys of early- and late-stage diabetic kidney disease patients suggest that over-activation of the JAK/STAT pathway leads to increased levels of pro-inflammatory cytokines. Therefore, inhibiting cytokine pathways dependent on JAK1 and JAK2 may lead to positive clinical outcomes in diabetic nephropathy.

        In this dose-ranging placebo-controlled Phase II trial, which is expected to include 250 patients, the primary endpoint is the change from baseline in the urinary albumin/creatinine ratio at 24 weeks. Results are expected in 2014. We retain co-development and co-promotion options for this indication.

JAK1 Programs for Oncology and Inflammation

        Solid Tumors.    We have a wholly owned portfolio of JAK1 inhibitors, and we are planning to pursue oncologic indications with our lead JAK1 inhibitor, INCB39110. We are conducting a Phase I clinical trial to evaluate the safety and tolerability of our JAK1 inhibitor INCB39110 in combination with chemotherapy in patients with advanced solid tumors, and we plan to initiate two placebo-controlled proof-of-concept Phase II trials of INCB39110 in distinct chemotherapeutic regimens in patients with non-small cell lung cancer in early 2014.

        Chronic Inflammatory Conditions.    In 2013, we completed proof-of-concept studies of INCB39110 in rheumatoid arthritis and psoriasis, and results showed that the JAK1 inhibitor improved efficacy by multiple measures as compared to placebo, and it was generally well-tolerated without evidence of myelosuppression. We are advancing a second JAK1 inhibitor, INCB47986, in chronic inflammatory conditions and expect to initiate a Phase II trial in rheumatoid arthritis in the first half of 2014.

IDO1 for Solid Tumors

        The enzyme, indoleamine 2, 3-dioxygenase-1, IDO1, is a key regulator of the mechanisms that are responsible for allowing tumors to escape from a patient's immune surveillance. IDO1 expression by tumor cells, or by antigen presenting cells such as macrophages and dendritic cells in tumors, creates an environment in which tumor specific cytotoxic T lymphocytes are rendered functionally inactive or are no longer able to attack a patient's cancer cells. By inhibiting IDO1, it is proposed that this "brake" on the anti-tumor immune response is removed, allowing anti-tumor specific cytotoxic T cells, generated in a patient spontaneously in response to the tumor, or through a therapy designed to stimulate the immune response, to have greater anti-tumor efficacy.

        We believe our compound, INCB24360, represents a novel, potent and selective inhibitor of the enzyme IDO1. It is efficacious in multiple mouse models of cancer and has been well-tolerated in preclinical safety studies. We completed a dose-escalation Phase I clinical trial in patients with solid tumors in early 2012 with results presented at the American Society of Clinical Oncology Annual Meeting in June 2012. The preliminary findings confirmed significant IDO1 expression in various tumors, including bladder, colorectal and breast cancers. Using two independent assays, IDO1 inhibition was observed in all patients receiving the compound, and treatment with INCB24360 resulted in greater than 90 percent inhibition of IDO1 activity when administered at doses above 300 mg twice a day. The compound was generally well-tolerated at these doses with the most common adverse events being grade 1 and 2 fatigue.

        INCB24360 is currently in Phase II clinical development as monotherapy for ovarian cancer.

        Preclinical data suggest that IDO1 inhibition can provide anti-tumor effects both as monotherapy and in combination with other checkpoint inhibitors, where a significant synergy has been exhibited. Because IDO1 inhibition exhibits activity that is distinct from those of other checkpoint inhibitors, such as anti-CTLA-4 or anti-PD-1, IDO1 inhibition may synergize in combination with downstream checkpoint blockade to provide a more efficacious anti-tumoral immune response. We are currently studying INCB24360 in combination with ipilimumab, a drug that targets CTLA-4, in a Phase II trial in patients with metastatic melanoma. We have also entered into a clinical trial collaboration agreement with Merck to evaluate the safety and efficacy of INCB24360 in combination with Merck's investigational anti-PD-1 immunotherapy, MK-3475, in a Phase I/II study in previously treated metastatic and recurrent non-small cell lung cancer and other advanced or metastatic cancers, and we are exploring other options to study the compound in combination with other checkpoint inhibitors.

Combined JAK1/PI3K-delta Inhibition for Lymphoma

        In-house preclinical studies have demonstrated that the JAK1 and PI3K-delta signaling pathways play inter-related functions in maintaining the growth and survival of B-lymphoid cells, and the data suggest that concurrent inhibition of the two pathways may achieve synergistic cellular efficacy. We have a PI3K-delta inhibitor, INCB40093, in the first part of a Phase I dose-escalation trial in patients with B-lymphoid malignancies, and we are initiating a safety and efficacy study of the compound in combination with our JAK1 inhibitor INCB39110 in the same patient group.

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

        Several small molecule c-MET kinase inhibitors have demonstrated clinical efficacy in a number of cancers; however, these molecules have limited potency and are relatively non-selective, which could lead to off-target toxicities. We believe our lead c-MET inhibitor, INC280 (formerly INCB28060), which is licensed to Novartis, has the requisite properties to overcome these limitations, including greater selectivity, improved potency and more effective inhibition of c-MET. Under our agreement, Novartis received worldwide exclusive development and commercialization rights to INC280 and certain back-up compounds in all indications. Upon completion of a Phase I clinical trial in 2012, we transitioned the program to Novartis. The c-MET inhibitor is being evaluated in hepatocellular carcinoma, non-small cell lung cancer, and other solid tumors.

Early Stage Clinical / Discovery

        We have a number of early programs at various stages of preclinical and clinical testing. We intend to describe these programs once we have obtained clinical proof-of-concept and established that a compound within a specific program warrants further development.

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

Pfizer

        In January 2006, we entered into a Collaborative Research and License Agreement with Pfizer Inc. for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days' notice. We received an upfront nonrefundable, non-creditable payment of $40.0 million in January 2006 and are eligible to receive additional future development and commercialization milestone payments.

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

Incyte's Commercial Strategy

        Our strategy is to develop and commercialize our compounds on our own in selected markets when we believe a company of our size can successfully compete, such as in myelofibrosis, other myeloproliferative neoplasms and other oncology indications. In November 2011, we received regulatory approval of JAKAFI (ruxolitinib) in the United States for the treatment of intermediate or high-risk myelofibrosis. Since that time, we have focused on increasing utilization of JAKAFI in this patient population. JAKAFI is distributed primarily through a limited network of specialty pharmacy providers and group purchasing organizations. We have expanded the marketing, medical, sales and operational infrastructure to support continued commercialization of JAKAFI in this indication and to prepare for potential future indications in the United States.

        For rights to ruxolitinib outside the United States as well as for pipeline compounds that are outside of our core expertise, would require expensive clinical studies, or could be used in combination with other compounds, we have established or may in the future establish collaborations or strategic relationships to support development and commercialization, such as our collaborations with Novartis and Lilly for our JAK inhibitors. We believe the key benefits to entering into strategic relationships include the potential to receive upfront payments and future milestones and royalties in exchange for certain rights to our compounds, as well as the potential to expedite the development and commercialization of certain of our compounds.

 Patents and Other Intellectual Property

        We regard the protection of patents and other enforceable intellectual property rights that we own or license as critical to our business and competitive position. Accordingly, we rely on patent, trade secret and copyright law, as well as nondisclosure and other contractual arrangements, to protect our intellectual property. We have established a patent portfolio of patents and patent applications owned by us that cover aspects of all our drug products and drug candidates. The patents and patent applications relating to our drug products and drug candidates generally include claims directed to the compounds, methods of using the compounds, formulations of the compounds, pharmaceutical salt forms of the compounds, and methods of manufacturing the compounds. Our policy is to pursue patent applications on inventions and discoveries that we believe are commercially important to the development and growth of our business. The following table sets forth the status of the patents and patent applications in the United States, the European Union, and Japan, covering our drug products and drug candidates in key programs that have progressed into at least Phase II clinical trials:

Drug/Drug Candidate (Target)	Status of United States Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)	Status of European Union and Japan Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)
ruxolitinib (JAK)	Granted and pending (2026)	Granted and pending (2026)
baricitinib (JAK)	Granted and pending (2029)	Granted and pending (2029)
INCB24360 (IDO)	Granted and pending (2029)	Applications pending (2029)
INCB39110 (JAK)	Applications pending (2031)	Applications pending (2031)
INCB28060 (cMET)	Granted and pending (2027)	Granted and pending (2027)

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

        Although we believe our rights under patents and patent applications provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may not be able to develop patentable products or processes, and may not be able to obtain patents in the United States or elsewhere from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be valid or enforceable or may not be sufficient to protect the technology owned by or licensed to us or provide us with a competitive advantage. Any patent or other intellectual property rights that we own or obtain may be circumvented, challenged or invalidated by our competitors. Others may have patents that relate to our business or technology and that may prevent us from marketing our drug candidates unless we are able to obtain a license to those patents. In addition, litigation or other proceedings may be necessary to defend against claims of infringement, to enforce patents, to protect our other intellectual property rights, to determine the scope and validity of the proprietary rights of third parties or to defend ourselves in patent or other intellectual property right suits brought by third parties. We could incur substantial costs in such litigation or other proceedings. An adverse outcome in any such litigation or proceeding could subject us to significant liability.

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

        As a separate amendment to an IND, a clinical trial sponsor may submit to the FDA a request for a special protocol assessment (SPA). Under the SPA procedure, a sponsor may seek the FDA's agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins, except when agreed by FDA and sponsor or in limited circumstances, such as when a substantial scientific issue essential to determining the safety and effectiveness of a drug candidate is identified after a Phase III clinical trial is commenced and agreement is obtained with the FDA. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. However, additional trials could also be requested by the FDA to support approval, and the FDA may make an approval decision based on a number of factors, including the degree of clinical benefit as well as safety. The FDA is not obligated to approve an NDA as a result of an SPA agreement, even if the clinical outcome is positive.

        Even after initial FDA approval has been obtained, post-approval trials, or Phase IV studies, may be required to provide additional data, and will be required to obtain approval for the sale of a product as a treatment for a clinical indication other than that for which the product was initially tested and approved. Also, the FDA will require post-approval safety reporting to monitor the side effects of the drug. Results of post-approval programs may limit or expand the indication or indications for which the drug product may be marketed. Further, if there are any requests for modifications to the initial FDA approval for the drug, including changes in indication, manufacturing process, manufacturing facilities, or labeling, a supplemental NDA may be required to be submitted to the FDA.

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

        The FDA's fast track and breakthrough therapy designation programs are intended to facilitate the development and expedite the review of drug candidates intended for the treatment of serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for these conditions. Under these programs, FDA can, for example, review portions of an NDA for a drug candidate before the entire application is complete, thus potentially beginning the review process at an earlier time.

        We cannot guarantee that the FDA will grant any of our requests for fast track or breakthrough therapy designations, that any such designations would affect the time of review or that the FDA will approve the NDA submitted for any of our drug candidates, whether or not these designations are granted. Additionally, FDA approval of a fast track/breakthrough product can include restrictions on the product's use or distribution (such as permitting use only for specified medical conditions or limiting distribution to physicians or facilities with special training or experience). Approval of such designated products can be conditioned on additional clinical trials after approval.

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

        The Affordable Care Act also contains new requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting certain payments or other "transfers of value" made and reporting any investment interests held by physicians and their immediate family members during each calendar year beginning in 2013, with reporting starting in 2014. We are preparing to submit our first report, which is due March 31, 2014.

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

        We contract with third parties to manufacture our drug candidates and JAKAFI for clinical and commercial purposes. Third-party manufacturers supply us with raw materials, and other third-party manufacturers convert these raw materials into API or convert the API into final dosage form. For most of our drug candidates, once our raw materials are produced, we rely on one third party to manufacture the API, another to make finished drug product and a third to package and label the finished product. For ruxolitinib phosphate, the API for JAKAFI, we use and rely on a single third-party contract manufacturer in the United States. We are in the process of qualifying a second manufacturer for the supply of ruxolitinib phosphate, however, there is no assurance that we will be able to identify and qualify a second source of supply for ruxolitinib phosphate (or any of our other drug candidates) on a timely basis.

        We also rely on third-party contract manufacturers to tablet or capsulate all of our active pharmaceutical ingredients for clinical and commercial uses. For example, we use and rely on a single third-party manufacturer to tablet and manufacture the finished product of JAKAFI. We are in the process of qualifying a second manufacturer for the commercial supply of JAKAFI, however, there is no assurance that we will be able to identify and qualify a second source of supply for JAKAFI tablets on a timely basis.

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

        We believe the technology used to manufacture our products is proprietary. For products manufactured by our third-party manufacturers, we have licensed the necessary aspects of this manufacturing technology that we believe is proprietary to us to enable them to manufacture the products for us. We have agreements with these third-party manufacturers that are intended to restrict these manufacturers from using or revealing our technology, but we cannot be certain that these third-party manufacturers will comply with these restrictions.

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

  Access to Supplies and Materials

        Our third-party manufacturers need access to certain supplies and products to manufacture JAKAFI and our drug candidates. If delivery of material from their suppliers were interrupted for any reason or if they are unable to purchase sufficient quantities of raw materials used to manufacture JAKAFI and our drug candidates, they may be unable to ship JAKAFI for commercial supply or to supply our drug candidates in development for clinical trials. For example, currently raw materials used to manufacture ruxolitinib phosphate, the API in JAKAFI, are supplied by Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our products to meet market needs and have a material and adverse effect on our operating results.

 Research and Development

        Since our inception, we have made substantial investments in research and technology development. During the years ended December 31, 2013, 2012 and 2011, we incurred research and development expenses of $260.4 million, $210.4 million and $178.7 million, respectively.

Human Resources

        As of December 31, 2013, we had 481 employees, including 287 in research and development, 24 in medical affairs, 115 in sales and marketing and 55 in operations support, finance and administrative positions. Of these employees, 138 employees have advanced technical degrees, including 13 MDs and 125 doctorate degrees. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

We depend upon a limited number of specialty pharmacies and group purchasing organizations for a significant portion of any revenues from JAKAFI, and the loss of, or significant reduction in sales to, any one of these specialty pharmacies or group purchasing organizations could adversely affect our operations and financial condition.

        We sell JAKAFI primarily to specialty pharmacies and group purchasing organizations, which in turn dispense JAKAFI to patients in fulfillment of prescriptions. We do not promote JAKAFI to specialty pharmacies and group purchasing organizations, and specialty pharmacies and group purchasing organizations will not set or determine demand for JAKAFI. Our ability to successfully commercialize JAKAFI will depend, in part, on the extent to which we are able to provide adequate distribution of JAKAFI to patients. Although we have contracted with a number of specialty pharmacies and group purchasing organizations, these specialty pharmacies and group purchasing organizations are expected generally to carry a very limited inventory and may be reluctant to be part of our distribution network in the future if demand for the product does not increase. Further, it is possible that these specialty pharmacies and group purchasing organizations could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to carry smaller volume products such as JAKAFI, or cause higher product costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative channels to distribute JAKAFI on relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace any such specialty pharmacy or group purchasing organization. The loss of any large specialty pharmacy or group purchasing organization as part of our distribution network, a significant reduction in sales we make to specialty pharmacies or group purchasing organizations, or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

        Previously unknown risks and adverse effects of JAKAFI may also be discovered in connection with unapproved, or off-label, uses of JAKAFI. We are prohibited by law from promoting or in any way supporting or encouraging the promotion of JAKAFI for off-label uses, but physicians are permitted to use products for off-label purposes. In addition, we are studying and expect to continue to study JAKAFI in diseases other than intermediate or high-risk myelofibrosis in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for intermediate or high-risk myelofibrosis and as JAKAFI is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of JAKAFI, reformulate JAKAFI or make changes and obtain new approvals. We may also experience a significant drop in the sales of JAKAFI, experience harm to our reputation and the reputation of JAKAFI in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent sales of JAKAFI or substantially increase the costs and expenses of commercializing JAKAFI.

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

  •
  obtain appropriate coverage and reimbursement levels for the cost of our products from governmental authorities, private health insurers and other third-party payors;

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

        An important element of our business strategy is to enter into collaborative or license arrangements with other parties, such as our collaborations with Novartis and Lilly for our JAK inhibitors, under which we license our drug candidates to those parties for development and commercialization or we study our drug candidates in combination with such parties' compounds. We are evaluating strategic relationships with respect to several of our other programs and may enter into an agreement with respect to one or more of these programs in the future. However, because collaboration and license arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug candidates that are desirable to other parties, or we may be unwilling to license a drug candidate to a particular party because such party interested in it is a competitor or for other reasons. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaboration or license arrangements, we may not be able to develop and commercialize a drug product, which could adversely affect our business and our revenues.

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

Although we obtained special protocol assessment agreements for ruxolitinib for each of advanced polycythemia vera and advanced or metastatic pancreatic cancer, a special protocol assessment agreement does not guarantee any particular outcome from regulatory review, including any regulatory approval.

        We have obtained a special protocol assessment, or SPA, agreement for the registration trial for ruxolitinib for the treatment of advanced polycythemia vera in the United States. We have also obtained an SPA agreement with the FDA for a registration trial, which is one of two Phase III trials in the development plan, for ruxolitinib for the treatment of advanced or metastatic pancreatic cancer in a subgroup of patients with certain prognostic characteristics. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a New Drug Application, or NDA, and provides a product sponsor with an agreement confirming that the design and size of a trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. Even if we believe that the data from a clinical trial are supportive, an SPA is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, a trial will be adequate to demonstrate safety and efficacy, or otherwise be sufficient to support regulatory approval. There can be no assurance that the terms of an SPA will ultimately be binding on the FDA, and the FDA is not obligated to approve an NDA, if any, even if the clinical outcome is positive. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and the data and results from a clinical trial, and can require trial design changes or additional studies if issues arise essential to determining safety or efficacy. Data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override an SPA, and we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will determine that a previously approved SPA is still valid.

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

We have limited capacity to conduct preclinical testing and clinical trials, and our resulting dependence on other parties could result in delays in and additional costs for our drug development efforts.

        We have limited internal resources and capacity to perform preclinical testing and clinical trials. As part of our development strategy, we often hire clinical research organizations, or CROs, to perform preclinical testing and clinical trials for drug candidates. If the CROs that we hire to perform our preclinical testing and clinical trials do not meet deadlines, do not follow proper procedures, or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may cost more, may be delayed or may be terminated. If we were forced to find a replacement entity to perform any of our preclinical testing or clinical trials, we may not be able to find a suitable entity on favorable terms, or at all. Even if we were able to find another company to perform a preclinical test or clinical trial, the delay in the test or trial may result in significant additional expenditures. Events such as these may result in delays in our obtaining regulatory approval for our drug candidates or our ability to commercialize our products and could result in increased expenditures that would adversely affect our operating results.

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

        We do not currently operate manufacturing facilities for clinical or commercial production of JAKAFI and our other drug candidates. We currently hire third parties to manufacture the raw materials, active pharmaceutical ingredient, or API, and finished drug product of JAKAFI and our other drug candidates for clinical trials. In addition, we expect to continue to rely on third parties for the manufacture of commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. For JAKAFI and most of our drug candidates, we hire third parties to manufacture the raw materials, another third party to manufacture the API and another to make the finished drug product and to package and label the finished product. The FDA requires that the raw materials, API and finished product for JAKAFI and our other drug candidates be manufactured according to its current Good Manufacturing Practices regulations and regulatory authorities in other countries have similar requirements. There are only a limited number of manufacturers that comply with these requirements. Failure to comply with current Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our drug candidates and products could result in the FDA or foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, enforcing product recalls or other enforcement actions, which could have a material adverse effect on our business.

        We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture them according to our schedule and specifications. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all. Also, required raw materials may only be available from a limited number of suppliers and, in the case of JAKAFI, are currently supplied by a single source. As noted above, generally, we have only single sources that are qualified to supply each of the API and finished product of JAKAFI and our other drug candidates. If any of these single source suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. We are currently in the process of qualifying a second manufacturer for the API for JAKAFI and JAKAFI tablets, however, there is no assurance that we will be able to identify and qualify a second source of supply for JAKAFI. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed.

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

        Our activities, and the activities of our collaborators, partners and third-party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the Foreign Corrupt Practices Act, or violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

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

        The continuing efforts of third-party payors to contain or reduce the costs of health care, any denial of private or government payor coverage or inadequate reimbursement for our drug candidates could materially and adversely affect our business strategy, operations, future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers, collaborators and licensees and the availability of capital.

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

        In addition to the risks described above under "—Risks Relating to Our Lead Product JAKAFI—If the use of JAKAFI harms patients, or is perceived to harm patients even when such harm is unrelated to JAKAFI, our regulatory approval could be revoked or otherwise negatively impacted or we could be subject to costly and damaging product liability claims," the conduct of clinical trials of medical products that are intended for human use entails an inherent risk of product liability. If any product that we or any of our collaborators or licensees develops causes or is alleged to cause injury during clinical trials or commercialization, we may be held liable. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities, including substantial damages to be paid to the plaintiffs and legal costs, or we may be required to limit further development and commercialization of our products. Additionally, any product liability lawsuit could cause injury to our reputation, participants and investigators to withdraw from clinical trials, and potential collaborators or licensees to seek other partners, any of which could impact our results of operations.

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

        We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2013. Because of those losses, we had an accumulated deficit of $1.7 billion as of December 31, 2013. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2014 and in future periods as well.

        We anticipate that our drug discovery and development efforts and related expenditures will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can sell a drug product.

        The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated significant revenues other than from sales of JAKAFI and we cannot assure you that we will generate significant revenues from the drug candidates that we license or develop, including JAKAFI, for several years, if ever.

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

        As of December 31, 2013, the aggregate principal amount of our total consolidated debt was $846.6 million and our stockholders' deficit was $193.1 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

        We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of December 31, 2013, $96.6 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, are $4.6 million. As of December 31, 2013, $375.0 million aggregate principal amount of our 0.375% convertible senior notes due 2018 was outstanding and due in November 2018. Annual interest payments for our 0.375% convertible senior notes through 2018, assuming that none of these notes are converted, repurchased or exchanged, are $1.4 million. As of December 31, 2013, $375.0 million aggregate principal amount of our 1.25% convertible senior notes due 2020 was outstanding and due in November 2020. Annual interest payments for our 1.25% convertible senior notes through 2020, assuming that none of these notes are converted, repurchased or exchanged, are $4.7 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our convertible senior notes, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

Our marketable securities are subject to certain risks that could adversely affect our overall financial position.

        We invest our cash in accordance with an established internal policy and customarily in instruments, corporate bonds and money market funds which historically have been highly liquid and carried relatively low risk. Recently similar types of investments and money market funds have experienced losses in value or liquidity issues which differ from their historical pattern.

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

        We derived substantially all of our revenues for the year ended December 31, 2013 from JAKAFI product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

        Other changes in the United States patent laws or changes in the interpretation of patent laws could diminish the value of our patents or narrow the scope of our patent protection. For example, the Supreme Court of the United States recently ruled that isolated DNA sequences cannot be patented. Although we no longer receive significant revenues generated from our former information products business, the majority of our gene patent portfolio from that business consists of patents on isolated DNA sequences, and this ruling limits our ability to derive additional revenues from our gene patent portfolio. Additionally, the Supreme Court recently resolved a split among the circuit courts of appeals regarding antitrust challenges to settlements of patent infringement lawsuits under the Hatch-Waxman Act between brand-name drug companies and generic drug companies. The Court rejected the "scope of the patent" test and ruled that settlements involving "reverse payments" from brand-name drug companies to generic drug companies should be analyzed under the rule of reason. This ruling may create uncertainty and make it more difficult to settle patent litigation if a company seeking to manufacture a generic version of one of our products challenges the patents covering that product prior to the expiration date of those patents.

International patent protection is particularly uncertain and costly, and our involvement in opposition proceedings in foreign countries may result in the expenditure of substantial sums and management resources.

        Biotechnology and pharmaceutical patent law outside the United States is even more uncertain and costly than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We have participated, and may in the future participate, in opposition proceedings to determine the validity of our foreign patents or our competitors' foreign patents, which could result in substantial costs and diversion of our efforts. Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and allow third parties to use our proprietary technologies without a license from us or our collaborators, which may also result in loss of future royalty payments. In addition, successful challenges may jeopardize or delay our ability to enter into new collaborations or commercialize potential products, which could harm our business and results of operations.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties

        Our corporate headquarters is in Wilmington, Delaware, which is where our drug discovery and development operations are also located. As of December 31, 2013, we had a lease agreement covering approximately 123,000 square feet that expires in June 2014, with an option to renew for an additional three years. We believe that these facilities are adequate to meet our business requirements for the near-term until our planned relocation to our new corporate headquarters, as we have entered into a new facility 15 year lease agreement for approximately 190,000 square feet of laboratory and office space in Wilmington, Delaware, which we expect to occupy later in 2014.

Item 3.    Legal Proceedings

        In March and April 2013, two lawsuits were filed in the United States District Court for the District of Delaware against us, our former chief executive officer, our former chief commercial officer, and our chief drug development and medical officer. The complaints each allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a purported class of purchasers of our stock between April 26, 2012 and August 1, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning our business and prospects relating to the commercial launch of JAKAFI. The complaints seek damages in an unspecified amount, equitable relief of an unspecified nature, and costs and expenses of litigation. We believe we have meritorious defenses and intend to vigorously defend ourselves against these lawsuits.

Item 4.    Mine Safety Disclosures

        Not applicable.

Executive Officers of the Registrant

        Our executive officers are as follows:

        Hervé Hoppenot, age 53, joined Incyte as President and Chief Executive Officer and a Director, effective January 13, 2014. Mr. Hoppenot served as the President of Novartis Oncology, Novartis Pharmaceuticals Corporation, the U.S. subsidiary of Novartis AG, a pharmaceutical company, from

January 2010 to January 2014. Prior to that, Mr. Hoppenot served in other executive positions at Novartis Pharmaceuticals Corporation, serving from September 2006 to January 2010 as Executive Vice President, Chief Commercial Officer of Novartis Oncology and Head of Global Product Strategy & Scientific Development of Novartis Pharmaceuticals Corporation and from 2003 to September 2006 as Senior Vice President, Head of Global Marketing of Novartis Oncology. Prior to joining Novartis, Mr. Hoppenot served in various increasingly senior roles at Aventis S.A. (formerly Rhône-Poulenc S.A.), a pharmaceutical company, including as Vice President Oncology US of Aventis Pharmaceuticals, Inc. from 2000 to 2003 and Vice President US Oncology Operations of Rhone-Poulenc Rorer Pharmaceuticals, Inc. from 1998 to 2000. Mr. Hoppenot holds a Diploma from ESSEC International Business School.

        James M. Daly, age 52, has served as Executive Vice President and Chief Commercial Officer since October 2012. Prior to joining Incyte, Mr. Daly served as Senior Vice President of North America Commercial Operations and Global Marketing/Commercial Development at Amgen Inc. where he was employed from January 2002 to December 2011. Prior to his employment with Amgen, Mr. Daly was Senior Vice President and General Manager of the Respiratory/Anti-infective business unit at GlaxoSmithKline, where he was employed from June 1985 to December 2001. Mr. Daly is a pharmacist and received his B.S. and M.B.A. degrees from SUNY at Buffalo.

        David C. Hastings, age 52, has served as Executive Vice President and Chief Financial Officer since October 2003. From February 2000 to September 2003, Mr. Hastings served as Vice President, Chief Financial Officer, and Treasurer of ArQule, Inc. Prior to his employment with ArQule, Mr. Hastings was Vice President and Corporate Controller at Genzyme, Inc., where he was responsible for the management of the finance department. Prior to his employment with Genzyme, Mr. Hastings was the Director of Finance at Sepracor, Inc., where he was primarily responsible for Sepracor's internal and external reporting. Mr. Hastings is a Certified Public Accountant and received his B.A. in Economics at the University of Vermont.

        Richard S. Levy, M.D., age 56, has served as Executive Vice President and Chief Drug Development and Medical Officer since January 2009 and joined the company as Senior Vice President of Drug Development in August 2003. Prior to joining Incyte, Dr. Levy held positions of increasing responsibility in drug development, clinical research and regulatory affairs at Celgene Corporation, from 2002 to 2003, DuPont Pharmaceuticals Company, from 1997 to 2002, and Sandoz (now part of Novartis), from 1991 to 1997. Prior to joining the pharmaceutical industry, Dr. Levy was Assistant Professor of Medicine at the UCLA School of Medicine. Dr. Levy is Board Certified in Internal Medicine and Gastroenterology and received his A.B. in Biology from Brown University and his M.D. from the University of Pennsylvania.

        Eric H. Siegel, age 49, joined Incyte as our Chief Compliance Officer in October 2010 and became Executive Vice President and General Counsel in August 2011. Prior to joining Incyte, from April 2009 to October 2011, he was Chief Compliance Officer at EMD Serono, Inc., a privately-held biotechnology company. From 2007 to 2009 he served as General Counsel for Solstice Neurosciences, Inc., also a privately-held biotechnology company. He was Vice President, Deputy General Counsel and Chief Compliance Officer at Cephalon, Inc. from 2004 to 2007. Mr. Siegel holds a B.A. from Franklin and Marshall College, his M.B.A from Temple University and his J.D. from the University of Pennsylvania.

        Paula J. Swain, age 56, has served as Executive Vice President, Human Resources, of Incyte since August 2002 and joined the company as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol-Myers Squibb Company from October 2001 to January 2002, after it acquired DuPont Pharmaceuticals Company. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock, $.001 par value per share, is traded on The NASDAQ Global Select Market (Nasdaq) under the symbol "INCY." The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on Nasdaq as reported in its consolidated transaction reporting system.

	High	Low
2012
First Quarter	$20.60	$14.72
Second Quarter	24.30	17.08
Third Quarter	26.30	17.28
Fourth Quarter	18.63	15.43
2013
First Quarter	$25.29	$17.00
Second Quarter	24.86	18.23
Third Quarter	38.87	22.08
Fourth Quarter	52.47	33.01

        As of December 31, 2013, our common stock was held by 204 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Item 6.    Selected Financial Data

Selected Consolidated Financial Data
(in thousands, except per share data)

        The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Revenues:
Product revenues, net(1)	$235,443	$136,001	$2,012	$—	$—
Product royalty revenues(2)	28,251	3,652	—	—	—
Contract revenues(3)	91,047	156,948	91,948	168,948	5,755
Other revenues	206	458	495	930	3,510

Total revenues	354,947	297,059	94,455	169,878	9,265
Costs and expenses:
Cost of product revenues	630	157	—	—	—
Research and development	260,436	210,391	178,707	123,880	119,442
Selling, general and administrative	109,983	85,363	58,219	32,328	27,580
Other expenses(4)	—	—	712	(379)	2,011

Total costs and expenses	371,049	295,911	237,638	155,829	149,033

Income (loss) from operations	(16,102)	1,148	(143,183)	14,049	(139,768)
Interest and other income, net	1,324	764	462	1,416	50
Interest expense	(38,652)	(46,058)	(43,819)	(43,323)	(32,125)
Loss on embedded derivative liability	—	—	—	—	(34,300)
Debt exchange expense on senior note conversions	(11,484)	—	—	—	—
Loss on repurchase/redemption of convertible senior and subordinated notes	(17,934)	—	—	(3,988)	(5,727)

Loss before provision for income taxes	(82,848)	(44,146)	(186,540)	(31,846)	(211,870)
Provision for income taxes	299	174	—	—	—

Net loss	$(83,147)	$(44,320)	$(186,540)	$(31,846)	$(211,870)

Basic and diluted net loss per share	$(0.56)	$(0.34)	$(1.49)	$(0.26)	$(2.06)

Number of shares used in computation of basic and diluted net loss per share	148,403	129,747	125,362	121,628	102,943

(1)
2013, 2012 and 2011 product revenues, net relates to our product sales of JAKAFI.

(2)
2013 and 2012 product royalty revenues relate to Novartis net sales of JAKAVI outside the United States.

(3)
Contract revenues relates to our collaborative research and license agreements with Novartis and Lilly.

(4)
2011 primarily relates to a settlement agreement. 2010 and 2009 relate to restructuring activity.

	December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$509,004	$228,418	$277,594	$424,168	$473,931
Working capital	447,757	173,440	175,164	341,881	523,229
Total assets	629,568	330,419	328,962	489,581	712,390
Convertible senior notes	661,567	322,043	298,193	276,445	308,059
Convertible subordinated notes	—	9,033	17,960	16,987	135,079
Stockholders' deficit	(193,108)	(174,957)	(227,077)	(88,644)	(102,384)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

        Our current pipeline includes the following compounds:

Target/Drug Compound	Indication	Status
ONCOLOGY
JAK1 and JAK2
JAKAFI(1)	Intermediate or High-Risk Myelofibrosis(6)	FDA Approved—Marketed
Ruxolitinib(1)	Polycythemia Vera	Phase III
Ruxolitinib(1)	Pancreatic Cancer	Phase II
Ruxolitinib(1)	Advanced Malignancies	Phase I
JAK1
INCB39110	Myelofibrosis	Phase II
	Advanced Malignancies	Phase I
PI3K-delta
INCB40093	B-lymphoid Malignancies	Phase I
JAK1+PI3K-delta
INCB39110+INCB40093	B-lymphoid Malignancies	Phase I
IDO1
INCB24360	Metastatic Melanoma	Phase II
	Ovarian Cancer	Phase II
c-MET
INC280(2)	Solid Tumors	Phase II
	Hepatocellular Carcinoma	Phase II
	Non-Small Cell Lung Cancer	Phase II
INFLAMMATION
JAK1 and JAK2
Baricitinib(3)	Rheumatoid Arthritis	Phase III
Baricitinib(4)	Psoriasis	Phase IIb
Baricitinib(5)	Diabetic Nephropathy	Phase II
JAK1
INCB47986	Rheumatoid Arthritis	Phase I

(1)
We licensed rights outside the United States to Novartis and retained U.S. rights.

(2)
We licensed worldwide rights to Novartis and retained co-development and co-promotion options.

(3)
We licensed worldwide rights to Lilly, have elected to co-develop with Lilly, and retained a co-promotion option.

(4)
We licensed worldwide rights to Lilly and retained a co-promotion option.

(5)
We licensed worldwide rights to Lilly and retained co-development and co-promotion options.

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

        Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive additional payments of up to approximately $1.1 billion if defined development and commercialization milestones are achieved. In 2013, 2012 and 2011, we received $25 million, $40 million and $25 million, respectively, in milestone payments under this agreement. We also could receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future ruxolitinib net sales outside of the United States. In addition, should Novartis receive reimbursement and pricing approval for ruxolitinib in a specified number of countries, we will be obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial, which has been completed. JAKAFI is sold outside of the United States by Novartis under the name JAKAVI. For the years ended December 31, 2013 and 2012, we recorded $28.3 million and $3.7 million, respectively, of product royalty revenues related to Novartis net sales of JAKAVI.

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

Lilly

        In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to baricitinib and certain back-up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90.0 million, and were initially eligible to receive additional payments of up to $665.0 million based on the achievement of defined development, regulatory and commercialization milestones. In 2012, we recognized a $50.0 million milestone under this agreement, and in 2010, we received $49.0 million in milestone payments under this agreement. We also could receive tiered, double-digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized.

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
  Convertible debt accounting

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

        Rebates:    Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The accrual for rebates is based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launch. Our estimates for expected utilization of rebates are based on data received from our specialty pharmacy customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual balance for known prior quarters' unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

        Chargebacks:    Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy, or an intermediary distributor. Contracted customers, which currently consist primarily of Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty pharmacy or distributor, in turn, charges back to us the difference between the price initially paid by the specialty pharmacy or distributor and the discounted price paid to the specialty pharmacy or distributor by the customer. The accrual for chargebacks is based on the estimated contractual discounts on the inventory levels on hand in our distribution channel. If actual future chargebacks vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

  Contract and License Revenues

        Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of December 31, 2013, all remaining potential milestones under our collaborative arrangements are considered substantive.

        On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the years ended December 31, 2013, 2012 and 2011, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

        Stock Compensation.    Share-based payment transactions with employees, including grants of employee stock options, are recognized as compensation expense over the requisite service period based on their estimated fair values using the accelerated attribution method. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $38.4 million, $38.5 million and $29.0 million of stock compensation expense on our audited consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively.

        Investments.    We carry our investments at their respective fair values. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other-than-temporary impairment. This evaluation consists of a review of several factors, including the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer's future repayment potential, the near term prospects for recovery of the market value of a security and if we intend to sell or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If management determines that such an impairment exists, we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell our marketable securities prior to maturity, we classify our marketable securities as "available-for-sale." Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders' equity until realized. We classify those marketable securities that may be used in operations within one year as short-term. Those marketable securities in which we have both the ability to hold until maturity and have a maturity date beyond one year from our most recent consolidated balance sheet date are classified as long-term marketable securities.

        Inventory.    Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for the next 36 months will reflect a lower average per unit cost of materials.

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

        Convertible Debt Accounting.    We perform an assessment of all embedded features of a debt instrument to determine if (1) such features should be bifurcated and separately accounted for, and (2) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liability instruments. If the embedded feature meets the requirements to be bifurcated and accounted for as a liability, the fair value of the embedded feature is measured initially, included as a liability on the consolidated balance sheet, and re-measured to fair value at each reporting period. Any changes in fair value are recorded in the consolidated statement of operations. We monitor, on an ongoing basis, whether events or circumstances could give rise to a change in our classification of embedded features.

        We determined the embedded conversion options in the 0.375% convertible senior notes due 2018 (the "2018 Notes") and the 1.25% convertible senior notes due 2020 (the "2020 Notes") are not required to be separately accounted for as derivatives. However, since the 2018 Notes and the 2020 Notes can be settled in cash or common shares or a combination of cash and common shares at our option, we are required to separate the 2018 Notes and 2020 Notes into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of the 2018 Notes and 2020 Notes using the effective interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification for contracts in an entity's own equity.

        The fair value of the liability component of the 2018 notes was estimated at $299.4 million at issuance. Therefore, the difference between the $375.0 million face value of the 2018 Notes and the $299.4 million estimated fair value of the liability component will be amortized to interest expense over the term of the 2018 Notes through November 15, 2018 using the effective interest method.

        The fair value of the liability component of the 2020 Notes was estimated at $274.8 million at issuance. Therefore, the difference between the $375.0 million face value of the 2020 Notes and the $274.8 million estimated fair value of the liability component will be amortized to interest expense over the term of the 2020 Notes through November 15, 2020 using the effective interest method.

        The estimated fair value of the liability components at the date of issuance for the 2018 Notes and 2020 Notes were determined using valuation models and are complex and subject to judgment. Significant assumptions within the valuation models included an implied credit spread, the expected volatility and dividend yield of our common stock and the risk free interest rate for notes with a similar term.

Results of Operations

Years Ended December 31, 2013 and 2012

        We recorded net losses for the years ended December 31, 2013 and 2012 of $83.1 million and $44.3 million, respectively. On a basic and diluted per share basis, net loss was $0.56 and $0.34 for the years ended December 31, 2013 and 2012, respectively.

Revenues

	For the Years Ended, December 31,
	2013	2012
	(in millions)
Product revenues, net	$235.4	$136.0
Product royalty revenues	28.3	3.7
Contract revenues	91.0	156.9
Other revenues	0.2	0.5

Total revenues	$354.9	$297.1

        Our product revenues, net from JAKAFI for the years ended December 31, 2013 and 2012, were $235.4 million and $136.0 million, respectively. Product revenues from the sale of JAKAFI are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

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

        The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2013:

Year Ended December 31, 2013	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2013	$464	$1,815	$103	$256	$2,638
Allowances for current period sales	6,877	14,558	616	445	22,496
Allowances for prior period sales	—	(461)	(4)	58	(407)
Credits/payments for current period sales	(6,439)	(11,203)	(541)	(144)	(18,327)
Credits/payments for prior period sales	(99)	(1,274)	(66)	(323)	(1,762)

Balance at December 31, 2013	$803	$3,435	$108	$292	$4,638

        Product royalty revenues on commercial sales for JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the years ended December 31, 2013 and 2012, were $28.3 million and $3.7 million, respectively.

        Our contract revenues were $91.0 million and $156.9 million in 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods as well as milestone payments earned during the periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010. The decrease from 2012 to 2013 primarily relates to recognition of $90.0 million in milestone payments from Novartis and Lilly in 2012 compared to the recognition of $25.0 million in milestone payments from Novartis in 2013.

Cost of Product Revenues

        We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At December 31, 2013, inventory with $4.3 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 36 months; however, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future JAKAFI sales, and the ability to utilize inventory prior to its expiration date. As a result, cost of product revenues for the next 36 months will reflect a lower average per unit cost of materials. Cost of product revenues was $0.6 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively. We expect future cost of product revenues to range in the mid-single digits as a percentage of net product sales subsequent to the utilization of all of the remaining pre-launch inventory.

Operating Expenses

  Research and development expenses

	For the Years Ended, December 31,
	2013	2012
	(in millions)
Salary and benefits related	$73.3	$62.3
Stock compensation	26.2	25.5
Clinical research and outside services	131.8	97.7
Occupancy and all other costs	29.1	24.9

Total research and development expenses	$260.4	$210.4

        We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2012 to 2013 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from 2012 to 2013 was primarily the result of increased development costs. Research and development expenses for the year ended December 31, 2013 and 2012 were net of $5.1 million, $4.5 million, respectively, of costs reimbursed by our collaborative partners. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

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

  Selling, general and administrative expenses

	For the Years Ended, December 31,
	2013	2012
	($ in millions)
Salary and benefits related	$35.2	$31.0
Stock compensation	12.2	13.0
Other contract services and outside costs	62.6	41.4

Total selling, general and administrative expenses	$110.0	$85.4

        Salary and benefits related expense increased from 2012 to 2013 due to increased headcount. This increased headcount was due to the commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high-risk myelofibrosis.

Other income (expense)

        Interest and other income, net.    Interest and other income, net, for the years ended December 31, 2013 and 2012 was $1.3 million and $0.8 million, respectively.

        Interest Expense.    Interest expense for the years ended December 31, 2013 and 2012, was $38.7 million and $46.1 million, respectively. Included in interest expense for the years ended December 31, 2013 and 2012, were $23.8 million and $27.1 million, respectively, of non-cash charges to amortize the discounts on our 4.75% convertible senior notes due 2015 (the "2015 Notes"), the 2018 Notes and the 2020 Notes.

        Debt exchange expense on senior note conversions.    Debt exchange expense on senior note conversions for the year ended December 31, 2013, was $11.5 million and was related to the exchange of $186.0 million in aggregate principal amount of our 2015 Notes for the underlying shares of common stock and cash.

        Loss on repurchase of convertible senior notes.    Loss on repurchase of convertible senior notes for the year ended December 31, 2013, was $17.9 million and was related to the repurchase of $117.3 million in aggregate principal amount of our 2015 Notes.

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

        The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2012:

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

Cost of Product Revenues

        We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At December 31, 2012, inventory with $6.2 million of product costs incurred prior to FDA approval had not yet been sold. Cost of product revenues was $0.2 million and $0.0 million for the years ended December 31, 2012 and 2011, respectively.

Operating Expenses

  Research and development expenses

	For the Years Ended, December 31,
	2012	2011
	(in millions)
Salary and benefits related	$62.3	$55.4
Stock compensation	25.5	18.6
Clinical research and outside services	97.7	83.0
Occupancy and all other costs	24.9	21.7

Total research and development expenses	$210.4	$178.7

        Salary and benefits related expense increased from 2011 to 2012 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from 2011 to 2012 was primarily the result of increased development costs. Research and development expenses for the years ended December 31, 2012 and 2011 were net of $4.5 million and $3.8 million, respectively, of costs reimbursed by our collaborative partners. The increase in occupancy and all other costs from 2011 to 2012 was primarily the result of increased laboratory expenses.

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

        Interest expense.    Interest expense for the years ended December 31, 2012 and 2011 was $46.1 million and $43.8 million, respectively. The increase in 2012 from 2011 is primarily attributable to accretion of the discount related to our 2015 Notes issued in September 2009.

 Liquidity and Capital Resources

	2013	2012	2011
	(in millions)
December 31:
Cash, cash equivalents, and marketable securities	$509.0	$228.4	$277.6
Working capital	$447.8	$173.4	$175.2
Year ended December 31:
Cash provided by (used in):
Operating activities	$9.2	$(94.8)	$(161.7)
Investing activities	$(37.4)	$(2.0)	$(2.5)
Financing activities	$275.6	$47.7	$19.5
Capital expenditures (included in investing activities above)	$(4.8)	$(2.8)	$(3.8)

        Sources and Uses of Cash.    We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2013. Because of those losses, we had an accumulated deficit of $1.7 billion as of December 31, 2013. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At December 31, 2013, we had available cash, cash equivalents and marketable securities of $509.0 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government agency and non-agency mortgage-backed securities. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

        Cash provided by (used in) Operating Activities.    The $104.0 million decrease in cash used in operating activities from 2012 to 2013 was due primarily to timing of milestone receipts in 2013 and other changes in working capital. The $66.9 million decrease in cash used in operating activities from 2011 to 2012 was due primarily to our lower net loss compared to the prior period.

        Cash used in Investing Activities.    Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long-term investments. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions and capital expenditures and maturities/sales and purchases of marketable securities.

        Cash provided by (used in) Financing Activities.    During 2013, net cash provided by financing activities was $728.7 million of net proceeds from the issuance of our 2018 Notes and our 2020 Notes and $73.2 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan, offset by $500.0 million related to the repurchase of $117.3 million aggregate principal amount of our 2015 Notes, $11.5 million related to the exchange of $186.0 million aggregate principal amount of our 2015 Notes for the underlying shares of common stock and cash, and $15.0 million related to a letter of credit for the facility lease for the benefit of the landlord. During 2012, net cash provided by financing activities was $47.7 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2011, net cash provided by financing activities was $19.5 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.

        The following summarizes our significant contractual obligations as of December 31, 2013 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible senior debt	$846.6	—	$96.6	375.0	375.0
Interest on convertible senior debt	49.1	10.7	16.8	12.2	9.4
Non-cancelable operating lease obligations:
Related to current corporate headquarters	5.8	5.6	0.2	—	—
Related to new corporate headquarters	94.8	10.2	10.8	10.8	63.0

Total contractual obligations	$996.3	$26.5	$124.4	$398.0	$447.4

        In April 2013, we entered into a new facility lease agreement for approximately 190,000 square feet of laboratory and office space in Wilmington, Delaware. The lease agreement was contingent on the landlord's ability to design the build-out of the facility based on a targeted construction budget and the landlord's ability to secure funding for its obligations in connection with the build-out of the facility.

        The lease agreement became effective in October 2013 upon the resolution of these contingencies. The future minimum lease payments over the 15 year lease term are approximately $84.6 million which excludes the remaining $10.2 million of build-out costs to be paid by us. We will account for the lease as a direct financing arrangement whereby over the construction period, we will record the full cost of the facility as a capital asset, with a corresponding liability, net of approximately $10.8 million of improvements to be paid for by us during the construction period. In addition, we have posted a $15.0 million letter of credit for the facility lease for the benefit of the landlord. This amount is recorded as restricted investments on the consolidated balance sheets and will be reduced over a period of time during the duration of the lease. The letter of credit could be subject to accelerated reductions if we meet certain pre-defined financial targets.

        We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products. The table above does not reflect any future potential payments.

        We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis, Lilly and Pfizer; the extent to which commercialization of JAKAFI is successful; expenditures in connection with potential exchanges of our outstanding convertible senior notes; and expenditures in connection with strategic relationships and license agreements. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and corporate debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of December 31, 2013, marketable securities were $37.6 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2013, the decline in fair value would not be material.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Incyte Corporation

        We have audited the consolidated balance sheets of Incyte Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Corporation, at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Incyte Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 21, 2014

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$471,429	$224,057
Marketable securities—available-for-sale	37,575	4,361
Restricted investments	500	—
Accounts receivable	35,374	70,951
Inventory	406	278
Deferred income taxes	895	—
Prepaid expenses and other current assets	9,620	9,867

Total current assets	555,799	309,514
Restricted investments	14,500	—
Inventory	14,937	8,475
Property and equipment, net	26,848	6,348
Other assets, net	17,484	6,082

Total assets	$629,568	$330,419

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$19,102	$13,961
Accrued compensation	28,079	22,899
Interest payable	1,909	4,750
Accrued and other current liabilities	46,062	28,385
Deferred revenue—Collaborative agreements	12,890	66,079

Total current liabilities	108,042	136,074
Convertible senior notes	661,567	322,043
Convertible subordinated notes	—	9,033
Other liabilities	26,803	—
Deferred income taxes	895	—
Deferred revenue—Collaborative agreements	25,369	38,226

Total liabilities	822,676	505,376

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 162,984,680 and 133,462,185 shares issued and outstanding as of December 31, 2013 and 2012, respectively	163	133
Additional paid-in capital	1,541,773	1,476,922
Accumulated other comprehensive gain	1,993	1,878
Accumulated deficit	(1,737,037)	(1,653,890)

Total stockholders' deficit	(193,108)	(174,957)

Total liabilities and stockholders' deficit	$629,568	$330,419

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Product revenues, net	$235,443	$136,001	$2,012
Product royalty revenues	28,251	3,652	—
Contract revenues	91,047	156,948	91,948
Other revenues	206	458	495

Total revenues	354,947	297,059	94,455
Costs and expenses:
Cost of product revenues	630	157	—
Research and development	260,436	210,391	178,707
Selling, general and administrative	109,983	85,363	58,219
Other expenses	—	—	712

Total costs and expenses	371,049	295,911	237,638

Income (loss) from operations	(16,102)	1,148	(143,183)
Interest and other income, net	1,324	764	462
Interest expense	(38,652)	(46,058)	(43,819)
Debt exchange expense on senior note conversions	(11,484)	—	—
Loss on repurchase of convertible senior notes	(17,934)	—	—

Loss before provision for income taxes	(82,848)	(44,146)	(186,540)
Provision for income taxes	299	174	—

Net loss	$(83,147)	$(44,320)	$(186,540)

Basic and diluted net loss per share	$(0.56)	$(0.34)	$(1.49)
Shares used in computing basic and diluted net loss per share	148,403	129,747	125,362

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(83,147)	$(44,320)	$(186,540)
Other comprehensive income (loss):
Unrealized gains (losses) on restricted investments and marketable securities, net of tax	115	788	(159)
Reclassification adjustment for realized gains on restricted cash and investments and marketable securities	—	(552)	(185)

Other comprehensive income (loss)	115	236	(344)

Comprehensive loss	$(83,032)	$(44,084)	$(186,884)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2010	$123	$1,332,277	$1,986	$(1,423,030)	$(88,644)
Issuance of 2,294,586 shares of Common Stock upon exercise of stock options and 896,939 shares of Common Stock under the ESPP	3	19,465	—	—	19,468
Stock compensation expense	—	28,983	—	—	28,983
Other comprehensive loss	—	—	(344)	—	(344)
Net loss	—	—	—	(186,540)	(186,540)

Balances at December 31, 2011	$126	$1,380,725	$1,642	$(1,609,570)	$(227,077)
Issuance of 5,150,649 shares of Common Stock upon exercise of stock options and restricted stock units and 378,041 shares of Common Stock under the ESPP	5	47,706	—	—	47,711
Issuance of 1,461,496 shares of Common Stock upon conversion of Pfizer Note	2	9,998	—	—	10,000
Stock compensation expense	—	38,493	—	—	38,493
Other comprehensive income	—	—	236	—	236
Net loss	—	—	—	(44,320)	(44,320)

Balances at December 31, 2012	$133	$1,476,922	$1,878	$(1,653,890)	$(174,957)
Issuance of 6,898,551 shares of Common Stock upon exercise of stock options and restricted stock units and 390,000 shares of Common Stock under the ESPP	7	73,150	—	—	73,157
Issuance of 1,025,641 shares of Common Stock upon conversion of Pfizer Note	1	9,372	—	—	9,373
Issuance of 21,208,303 shares of Common Stock upon conversion of Convertible Senior Notes due 2015	22	154,316	—	—	154,338
Reclassification to additional paid in capital in connection with repurchase of $117.3 million aggregate principal of 4.75% convertible senior notes due 2015	—	(381,405)	—	—	(381,405)
Equity component of 0.375% convertible senior notes due 2018 and 1.25% convertible senior notes due 2020	—	170,806	—	—	170,806
Excess tax benefit from stock based compensation	—	214	—	—	214
Stock compensation expense	—	38,398	—	—	38,398
Other comprehensive income	—	—	115	—	115
Net loss	—	—	—	(83,147)	(83,147)

Balances at December 31, 2013	$163	$1,541,773	$1,993	$(1,737,037)	$(193,108)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(83,147)	$(44,320)	$(186,540)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash restructuring benefit	—	—	(88)
Depreciation and amortization of debt discounts	29,207	29,979	26,990
Stock-based compensation	38,398	38,493	28,983
Excess tax benefit from stock based compensation	(214)	—	—
Debt exchange expense on senior note conversions	11,484	—	—
Loss on repurchase of convertible senior notes	17,934	—	—
Realized (gain) loss on restricted cash and investments and marketable securities, net	—	(552)	185
Changes in operating assets and liabilities:
Accounts receivable	35,577	(64,536)	(714)
Prepaid expenses and other assets	247	16,903	17,824
Inventory	(6,590)	(5,217)	(3,536)
Accounts payable	5,141	(978)	4,166
Accrued and other liabilities	27,189	4,668	15,633
Deferred revenue—Product revenues	—	(2,332)	2,332
Deferred revenue—Collaborative agreements	(66,046)	(66,938)	(66,950)

Net cash provided by (used in) operating activities	9,180	(94,830)	(161,715)

Cash flows from investing activities:
Capital expenditures	(4,267)	(2,839)	(3,799)
Sales of marketable securities	—	(9)	—
Maturities of marketable securities	583	—	—
Purchases of marketable securities	(33,713)	860	1,298

Net cash used in investing activities	(37,397)	(1,988)	(2,501)

Cash flows from financing activities:
Purchase of restricted investments	(15,000)	—	—
Proceeds from issuance of common stock under stock plans	73,157	47,711	19,468
Excess tax benefit from stock based compensation	214	—	—
Proceeds from issuance of convertible senior notes, net of costs	728,696	—	—
Repurchase of convertible senior notes	(499,994)	—	—
Cash paid in connection with exchange of 4.75% convertible senior notes due 2015	(11,484)	—	—

Net cash provided by financing activities	275,589	47,711	19,468
Net increase (decrease) in cash and cash equivalents	247,372	(49,107)	(144,748)
Cash and cash equivalents at beginning of year	224,057	273,164	417,912

Cash and cash equivalents at end of year	$471,429	$224,057	$273,164

Supplemental Schedule of Cash Flow Information
Interest paid	$15,587	$19,000	$19,000

Incomes taxes paid	$140	$1	$—

Reclassification to additional paid in capital in connection with conversion of Pfizer convertible subordinated note due 2014	$9,372	$—	$—

Reclassification to additional paid in capital in connection with exchange of 4.75% convertible senior notes due 2015	$154,316	$—	$—

Reclassification to additional paid in capital in connection with repurchase of 4.75% convertible senior notes due 2015	$(381,405)	$—	$—

Purchase of property and equipment financed by direct financing lease	$19,274	$—	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

        Organization and Business.    Incyte Corporation ("Incyte," "we," "us," or "our") is a biopharmaceutical company focused on developing and commercializing proprietary small molecule drugs for oncology and inflammation. Our pipeline includes compounds in various stages, ranging from preclinical to late stage development, and a commercialized product, JAKAFI® (ruxolitinib). Our operations are treated as one operating segment.

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

        Concentrations of Credit Risk.    Cash, cash equivalents, marketable securities, trade receivables and restricted investments are financial instruments which potentially subject us to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. We primarily invest our excess available funds in notes and bills issued by the U.S. government and its agencies and corporate debt securities and, by policy, limit the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. Our receivables mainly relate to our product sales of JAKAFI and collaborative agreements with pharmaceutical companies. We have not experienced any significant credit losses on cash, cash equivalents, marketable securities, trade receivables or restricted investments to date and do not require collateral on receivables.

        Cash and Cash Equivalents.    Cash and cash equivalents are held in U.S. banks or in custodial accounts with U.S. banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash.

        Marketable Securities—Available-for-Sale.    All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices and observable inputs, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' deficit. We classify marketable securities that are available for use in current operations as current assets on the consolidated balance sheets. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in "Interest and other income, net." The cost of securities sold is based on the specific identification method.

        Accounts Receivable.    As of December 31, 2013 and 2012, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

        Inventory.    Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the U.S. Food and Drug Administration ("FDA") approved JAKAFI as the related costs were expected to be recoverable through

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for the next 36 months will reflect a lower average per unit cost of materials.

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

        Lease Accounting.    We account for operating leases by recording rent expense on a straight-line basis over the expected life of the lease, commencing on the date we gain possession of leased property. We include tenant improvement allowances and rent holidays received from landlords and the effect of any rent escalation clauses as adjustments to straight-line rent expense over the expected life of the lease.

        Capital leases are reflected as a liability at the inception of the lease based on the present value of the minimum lease payments or, if lower, the fair value of the property. Assets under capital leases are recorded in property and equipment, net on the consolidated balance sheets and depreciated in a manner similar to other property and equipment.

        Certain construction projects may be accounted for as direct financing arrangements, whereby we record, over the construction period, the full cost of the asset in property and equipment, net on the consolidated balance sheets. A corresponding liability is also recorded, net of leasehold improvements paid for by us, and is amortized over the expected lease term through monthly rental payments using the effective interest method.

        Income Taxes.    We account for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes. In addition, we follow the guidance related to accounting for uncertainty in income taxes. This guidance creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before it is recognized in the financial statements.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        Financing Costs Related to Long-term Debt.    Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt using the effective interest method. Such costs are included in other assets, net on the consolidated balance sheet.

        Grant Accounting.    Grant amounts received from government agencies for operations are deferred and are amortized into income over the service period of the grant. Grant amounts received for purchases of capital assets are deferred and amortized into interest and other income, net over the useful life of the related capital assets. Such amounts are recorded in other liabilities on the consolidated balance sheet.

        Net Loss Per Share.    Our basic and diluted losses per share are calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during all periods presented. Options to purchase stock and shares issuable upon the conversion of convertible debt are included in diluted earnings per share calculations, unless the effects are anti-dilutive.

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

        Rebates:    Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The accrual for rebates is based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launch. Our estimates for expected utilization of rebates are based in part on third party market research data, and data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual balance for known prior quarter's unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

        Chargebacks:    Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy, or an intermediary distributor. Contracted customers, which currently consist primarily of Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty pharmacy or distributor, in turn, charges back to us the difference between the price initially paid by the specialty pharmacy or distributor and the discounted price paid to the specialty pharmacy or distributor by the customer. The accrual for chargebacks is based on the estimated contractual discounts on the inventory levels on hand in our distribution channel. If actual future chargebacks vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

  Contract and License Revenues

        Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. Further information about our collaborative arrangements can be found below in Note 5, License Agreements. As of December 31, 2013, all remaining potential milestones under our collaborative arrangements are considered substantive.

        On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During years ended December 31, 2013, 2012 and 2011, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

        Similar requirements exist within foreign regulatory agencies as well. The time required satisfying the FDA requirements or similar requirements of foreign regulatory agencies may vary substantially based on the type, complexity and novelty of the product or the targeted disease.

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

        Stock Compensation.    Share-based payment transactions with employees, including grants of employee stock options, are recognized as compensation expense over the requisite service period based on their estimated fair values using the accelerated attribution method. The accounting guidance also requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation and requires the recognition of the fair value of stock compensation in the statement of operations. We recorded $38.4 million, $38.5 million and $29.0 million of stock compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 2. Marketable Securities

        The following is a summary of our marketable security portfolio as of December 31, 2013 and 2012, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2013
Corporate debt securities	$33,683	$—	$(30)	$33,653
Mortgage backed securities	1,899	2,023	—	3,922

	$35,582	$2,023	$(30)	$37,575

December 31, 2012
Mortgage backed securities	$2,483	$1,878	$—	$4,361

	$2,483	$1,878	$—	$4,361

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities (Continued)

        Our corporate debt securities generally have contractual maturity dates of between 12 to 18 months. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

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

Our marketable securities consist of investments in U.S. government agencies, corporate debt securities and non-agency mortgage-backed securities that are classified as available-for-sale.

        At December 31, 2013 and 2012, our Level 2 corporate debt securities and mortgage-backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

        The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Cash and cash equivalents	$471,429	$—	$—	$471,429
Corporate debt securities	—	33,655	—	33,655
Mortgage-backed securities	—	3,920	—	3,920

Total assets	$471,429	$37,575	$—	$509,004

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities (Continued)

        The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Cash and cash equivalents	$224,057	$—	$—	$224,057
Mortgage-backed securities	—	4,361	—	4,361

Total assets	$224,057	$4,361	$—	$228,418

        Net realized gains of $0.0 million, $0.6 million and $0.2 million from the sale of restricted cash and investment and marketable securities were included in "Interest and other income, net" in 2013, 2012 and 2011, respectively.

        During the fourth quarter of 2013, we measured the following assets, liabilities and equity components at fair value on a nonrecurring basis:

  •
  Fair value of facility at lease inception (asset)—$15.2 million (Note 6)

  •
  Fair value of debt component of 0.375% Convertible Senior Notes due 2018 (the "2018 Notes") (liability)—$299.4 million (Note 8)

  •
  Fair value of debt component of 1.25% Convertible Senior Notes due 2020 (the "2020 Notes") (liability)—$274.8 million (Note 8)

  •
  Fair value of debt component of $117.3 million of 4.75% Convertible Senior Notes due 2015 (the "2015 Notes") that were repurchased (liability)—$118.6 million (Note 8)

  •
  Fair value of equity component of $117.3 million of the 2015 Notes that were repurchased (equity)—$381.4 million (Note 8)

        All of these non-recurring measurements utilized Level 3 unobservable inputs.

        In order to estimate the fair value of the facility at lease inception which consisted of the building valuation before improvements in October 2013, we performed a valuation analysis. The fair value of the facility was determined based on estimates for its current replacement cost, comparable market data for similar properties, and the present value of income derived from leasing the building.

        In order to estimate the fair value of the debt components of the 2018 Notes and the 2020 Notes at issuance in November 2013, we performed a valuation analysis. For these instruments, we estimated the interest rate at the time of issuance for debt instruments that do not include an embedded conversion option in order to compute the fair value of the debt component. Significant assumptions within the valuation model included the risk-adjusted rate of return on the 2018 Notes and 2020 Notes, the expected volatility and dividend yield of our common stock and the risk free interest rate over the term of the 2018 Notes and 2020 Notes.

        In order to estimate the fair value of the debt and equity components and resulting loss on repurchase of the 2015 Notes that were repurchased during 2013, we performed a valuation analysis. Significant assumptions within the valuation model for the debt and equity components included the risk-adjusted rate

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities (Continued)

of return on the 2015 Notes, the intrinsic value of the equity component on the date of repurchase, the expected volatility and dividend yield of our common stock and the risk free interest rate over the term of the 2015 Notes.

Note 3. Concentrations of Credit Risk

        In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company ("Lilly"). In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total Contract Revenues for the Years Ended, December 31,
	2013	2012	2011
	(in millions)
Collaboration Partner A	86%	60%	86%
Collaboration Partner B	14%	40%	14%

        Collaboration Partner A and Collaboration Partner B comprised in the aggregate 28% and 73% of the accounts receivable balance as of December 31, 2013 and 2012, respectively.

        In November 2011, we began commercialization and distribution of JAKAFI to a limited number of specialty pharmacies. Our product revenues are concentrated in a limited number of specialty pharmacy customers. The concentration of credit risk related to our specialty pharmacy customers is as follows:

	Percentage of Total Net Product Revenues for the Years Ended, December 31,
	2013	2012
	(in millions)
Customer A	29%	15%
Customer B	17%	21%
Customer C	11%	29%
Customer D	11%	15%

        We are exposed to risks associated with extending credit to specialty pharmacy customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 49% and 17% of the accounts receivable balance as of December 31, 2013 and December 31, 2012, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Inventory

        Our inventory balance consists of the following:

	December 31,
	2013	2012
	(in thousands)
Raw materials	$591	$591
Work-in-process	14,346	7,884
Finished goods	406	278

	15,343	8,753
Inventories—current	406	278

Inventories—non-current	$14,937	$8,475

        Inventories, stated at the lower of cost or market, consist of raw materials, work in process and finished goods. At December 31, 2013, $0.4 million of inventory was classified as current on the consolidated balance sheets as we expect this inventory to be consumed for commercial use within the next twelve months. At December 31, 2013, $14.9 million of inventory was classified as non-current on the consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain a number of inventory components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral violation of the contractual terms under which we are supplied components by a single source supplier could adversely affect our total revenues and gross margins.

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

        In 2013, we recognized and received a $25.0 million development milestone payment under this agreement based on the formal initiation by Novartis of a Phase II clinical trial evaluating c-MET inhibitor INCB28060. In 2012, we recognized and received a $40.0 million regulatory milestone payment under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of Jakavi. In 2011, we recognized and received a $15.0 million development milestone payment under this agreement for the achievement of a predefined milestone in the Phase I dose-escalation trial for INCB28060 in patients with solid tumors and a $10.0 million regulatory milestone payment for the JAKAFI approval in the United States. We determined the 2013, 2012 and 2011 milestones to be substantive as their achievement required substantive efforts by us and were at risk until the milestones were ultimately achieved. We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future ruxolitinib net sales outside of the United States. In addition, should Novartis receive reimbursement and pricing approval for ruxolitinib in a specified number of countries, we will be obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of the c-MET inhibitor compound after the initial Phase I clinical trial, which has been completed.

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

        We determined that there were two deliverables under the agreement: (i) the ex U.S. license for ruxolitinib and (ii) our obligations in connection with our participation on the joint development committee for myelofibrosis and polycythemia vera/essential thrombocythemia. We concluded that these deliverables should be accounted for as a single unit of accounting and the $150.0 million upfront payment received in December 2009 and the immediate $60.0 million milestone payment received in January 2010 should be recognized on a straight line basis through December 2013, when we estimate we will complete our obligations in connection with our participation on the joint development committee for myelofibrosis and polycythemia vera, our estimated performance period under the agreement. We completed this substantive performance obligation related to this arrangement in December 2013.

        At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. License Agreements (Continued)

be recorded net against the related research and development expenses. At December 31, 2013 and December 31, 2012, $1.7 million and $2.1 million, respectively, of reimbursable costs were included in accounts receivable on the consolidated balance sheets. Research and development expenses for the years ended December 31, 2013, 2012 and 2011 were net of $5.1 million, $4.4 million, and $3.6 million respectively, of costs reimbursed by Novartis.

        Contract revenue under the Novartis agreement was $78.2 million, $94.1 million and $79.1 million, respectively, for the years ended December 31, 2013, 2012 and 2011. Included in the amounts for December 31, 2013, 2012 and 2011, were $25.0 million, $40.0 million and $25.0 million, respectively, in milestone payments received from Novartis. In addition, for the years ended December 31, 2013 and 2012, respectively, we recorded $28.3 million and $3.7 million, of product royalty revenues related to Novartis net sales of JAKAVI outside the United States. At December 31, 2013 and December 31, 2012, $8.3 million and $3.3 million, respectively, of product royalties were included in accounts receivable on the consolidated balance sheets.

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

        We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co-development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016, our estimated performance period under the agreement. Reimbursable costs incurred after the effective date with Lilly will be recorded net against the related research and development expenses. At December 31, 2013 and December 31, 2012, $0.0 million of reimbursable costs were included in accounts receivable on the consolidated balance sheet. Research and development expenses for the year ended December 31, 2013, 2012 and 2011 were net of $0.0 million, $0.1 million and $0.2 million, respectively, of costs reimbursed by Lilly.

        Contract revenue under the Lilly agreement was $12.9 million, $62.9 million and $12.9 million, respectively, for the years ended December 31, 2013, 2012 and 2011. Included in the amount for the year ended December 31, 2012 was $50.0 million in connection with milestone payments earned from Lilly.

Pfizer

        In January 2006, we entered into a Collaborative Research and License Agreement with Pfizer for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer's rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre-clinical development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days' notice. We received an upfront nonrefundable, non-creditable payment of $40.0 million in January 2006 and are eligible to receive additional future development and milestone payments.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2013	2012
	(in thousands)
Office equipment	$2,332	$1,893
Laboratory equipment	20,228	18,240
Computer equipment	13,930	13,453
Leasehold improvements	2,454	2,418
Assets under construction	20,377	—

	59,321	36,004
Less accumulated depreciation and amortization	(32,473)	(29,656)

	$26,848	$6,348

        Depreciation expense, including amortization expense of leasehold improvements, was $3.2 million, $2.9 million and $2.2 million for 2013, 2012 and 2011, respectively.

        In 2013, we entered into a lease agreement for a new corporate headquarters, which will consist of approximately 190,000 square feet of laboratory and office space located in Wilmington, Delaware. The term of this lease is 15 years from the date of commencement. The lease is expected to commence in late 2014 with a monthly lease rate of $0.5 million for the first 10 years of the lease with the monthly lease rate increasing annually during the last five years of lease.

        We will account for the lease as a direct financing arrangement whereby over the construction period, we will record the value of the facility (consisting of the estimated fair value of the existing shell, plus construction costs to be incurred) as a capital asset, with a corresponding lease liability, net of approximately $10.8 million of build out costs to be paid for by us during the construction period. In addition, we have posted a $15.0 million letter of credit for the facility lease for the benefit of the landlord, which is collateralized by a restricted investments account for the same amount. This amount will be recorded as restricted investments on the consolidated balance sheets and will be reduced over a period of time during the duration of the lease. The letter of credit could be subject to accelerated reductions if we meet certain pre-defined financial targets. Through December 31, 2013 we recorded a total of $20.4 million of assets under construction within property and equipment on our consolidated balance sheet, which consisted of the estimated fair value of the existing shell of $15.2 million prior to the build out, and a total of $5.2 million of build-out costs recorded through December 31, 2013. We have paid a total of $0.5 million through December 31, 2013 for our portion of the build out costs incurred through that date. The corresponding lease liability of $19.9 million is included within other liabilities on the consolidated balance sheet at December 31, 2013.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Other Assets

        Other assets consist of the following (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Other Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Assets, Net
Debt issuance costs	$19,424	$(2,340)	$17,084	$12,897	$(6,815)	$6,082
Other costs	400	—	400	—	—	—

Total other assets	$19,824	$(2,340)	$17,484	$12,897	$(6,815)	$6,082

        Other costs include costs incurred in connection with our new corporate headquarters currently under construction. Debt issuance costs include costs incurred in connection with the private placements of our 2015 Notes, 2018 Notes and 2020 Notes. Amortization expense for the years ended December 31, 2013, 2012 and 2011 related to intangible assets was $1.7 million, $2.1 million and $2.2 million, respectively.

Note 8. Convertible Notes

        The components of the convertible notes are as follows (in thousands):

			Carrying Amount,
			December 31,
	2013 Interest Rates December 31
Debt		Maturities	2013	2012
4.75% Convertible Senior Notes due 2015	4.75%	2015	$84,193	$322,043
Pfizer Convertible Subordinated Note due 2014	0.0%	2014	—	9,033
0.375% Convertible Senior Notes due 2018	0.375%	2018	301,037	—
1.25% Convertible Senior Notes due 2020	1.25%	2020	276,337	—

Less current portion			—	—

			$661,567	$331,076

        Annual maturities of all convertible notes are as follows (in millions):

2014	$—
2015	96.6
2016	—
2017	—
2018	375.0
Thereafter	375.0

$846.6

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes (Continued)

        The carrying amount and fair value of our convertible notes are as follows (in thousands):

	December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.75% Convertible Senior Notes due 2015	$84,193	$556,272	$322,043	$798,040
Pfizer Convertible Subordinated Note due 2014	—	—	9,033	13,573
0.375% Convertible Senior Notes due 2018	301,037	448,350	—	—
1.25% Convertible Senior Notes due 2020	276,337	454,913	—	—

	$661,567	$1,459,535	$331,076	$811,613

The fair values of the 2015 Notes, the 2018 Notes and the 2020 Notes are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, these convertible senior notes are classified within Level 2 in the fair value hierarchy. The fair value of the convertible subordinated note issued to Pfizer (the "Pfizer Note") was based on a fair value model that incorporates both observable and unobservable inputs, including the quoted price of our common stock and an estimated discount rate, and, therefore, the Pfizer Note was classified as Level 3 in the fair value hierarchy.

        On November 14, 2013, we issued, in a private placement, $375.0 million aggregate principal amount of the 2018 Notes and $375.0 million aggregate principal amount of the 2020 Notes (together with the 2018 Notes, the "Notes"). Entities affiliated with Julian C. Baker, one of our directors and principal stockholders (the "Baker Entities"), purchased $250.0 million aggregate principal amount of the 2018 Notes and $250.0 million aggregate principal amount of the 2020 Notes in this private placement. The 2018 Notes bear interest at a rate of 0.375% per annum and the 2020 Notes bear interest at a rate of 1.25% per annum, in each case payable semi-annually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2014. The 2018 Notes will mature on November 15, 2018 and the 2020 Notes will mature on November 15, 2020, in each case unless earlier purchased or converted. We may not redeem the Notes prior to their relevant scheduled maturity dates.

        Prior to May 14, 2014, the Notes are not convertible except in connection with a make-whole fundamental change, as defined in the respective indentures. Beginning on, and including, May 15, 2014, the Notes are convertible prior to the close of business on the business day immediately preceding May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2018 Notes or 2020 Notes, as applicable, on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2018 Notes or 2020 Notes, as applicable, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2018 Notes or 2020 Notes, as applicable, on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, until the

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes (Continued)

close of business on the second scheduled trading day immediately preceding the relevant maturity date, the Notes are convertible at any time, regardless of the foregoing circumstances. Upon conversion we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election.

        The initial conversion rate for the 2018 Notes is 19.3207 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $51.76 per share. The initial conversion rate for the 2020 Notes is 19.3207 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $51.76 per share. The conversion rate for each series of the Notes will be subject to adjustment for certain events but will not be adjusted for any accrued and unpaid interest. Upon the occurrence of certain fundamental changes, the holders of the Notes may require us to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the fundamental change purchase date. In addition, if, and to the extent, a holder elects to convert any Note in connection with a make-whole fundamental change transaction, as defined in the indenture, we will, under certain circumstances, increase the applicable conversion rate by a number of additional shares of our common stock.

        Since the 2018 Notes and 2020 Notes can be settled in cash or common shares or a combination of cash and common shares at our option, we determined the embedded conversion options in the 2018 Notes and the 2020 Notes are not required to be separately accounted for as a derivative. However, since the 2018 Notes and the 2020 Notes are within the scope of the accounting guidance for cash convertible instruments, we are required to separate the 2018 Notes and 2020 Notes into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity's own equity.

        The liability component of the 2018 Notes on the date of issuance was estimated at $299.4 million, and accordingly, the equity component on the date of issuance was $75.6 million. The discount on the 2018 Notes is being amortized to interest expense over the term of the Notes, using the effective interest method. The carrying value of the 2018 Notes was $301.0 million at December 31, 2013.

        The liability component of the 2020 Notes on the date of issuance was estimated at $274.8 million, and accordingly, the equity component on the date of issuance was $100.2 million. The discount on the 2020 Notes is being amortized to interest expense over the term of the Notes, using the effective interest method. The carrying value of the 2020 Notes was $276.3 million at December 31, 2013.

        The 2015 Notes bear interest at the rate of 4.75% per year, payable semi-annually on April 1 and October 1, and are due October 1, 2015. We may not redeem the 2015 Notes prior to their scheduled maturity date. If we undergo a fundamental change, as defined in the indenture, subject to certain conditions, holders may require us to repurchase their 2015 Notes at a purchase price equal to 100% of the principal amount being purchased, plus accrued and unpaid interest, up to the date of purchase. The 2015 Notes are convertible into shares of our common stock at an initial conversion rate of 113.9601 shares per

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes (Continued)

$1,000 principal amount, equivalent to an initial conversion price of approximately $8.78 per share. In addition, if, and to the extent, a holder elects to convert any 2015 Notes in connection with a make-whole fundamental change transaction, as defined in the indenture, we will, under certain circumstances, increase the applicable conversion rate by a number of additional shares of our common stock. The carrying value of the 2015 Notes was $84.2 million at December 31, 2013. We accrete the 2015 Notes up to their remaining face value of over the remaining term by recording interest expense under the effective interest method.

        During 2013, we entered into separately negotiated agreements with certain holders of the 2015 Notes pursuant to which such holders agreed to exchange a total of $186.0 million in aggregate principal amount of the 2015 Notes for the shares of our common stock into which the 2015 Notes were convertible, aggregating 21.2 million shares, and $11.5 million in cash. We have recorded $11.5 million in debt exchange expense on senior note conversions for the year ended December 31, 2013.

        Also during 2013, we used a portion of the net proceeds from the 2018 Notes and the 2020 Notes to repurchase a portion of the outstanding 2015 Notes held by the Baker Entities, in privately negotiated transactions, for an aggregate consideration, including accrued interest, of approximately $500.0 million. The repurchase resulted in the retirement of approximately $117.3 million aggregate principal amount of the 2015 Notes. As the 2015 Notes could not be settled for cash under their original terms, the repurchase represents a modification of the original arrangement, and as the modification was deemed substantial, extinguishment accounting applies for both the liability and equity components of the 2015 Notes that were repurchased. In order to allocate the $500.0 million repurchase price to the debt and equity components of the 2015 Notes that were repurchased, we estimated the relative fair value of these components. This fair value resulted in $118.6 million attributed to the debt component and $381.4 million attributed to the equity component. The difference between the $118.6 million attributed to the debt component and the $100.7 million carrying value of the repurchased 2015 Notes of $17.9 million was recorded as a loss on debt repurchase of senior notes in our consolidated statement of operations for the year ended December 31, 2013. The $381.4 million of the repurchase price attributed to the equity component was recorded as a reduction of additional-paid-in-capital.

        In connection with the collaborative research and license agreement, Pfizer purchased the Pfizer Notes. In February 2006, Pfizer purchased a $10.0 million principal amount Pfizer Note that was due in 2013, which in December 2012 was converted into shares of our common stock at a conversion price of $6.84 per share. In October 2007, Pfizer purchased an additional $10.0 million principal amount Pfizer Note that was due in 2014, which in August 2013 was converted into shares of our common stock at a conversion price of $6.84 per share.

Note 9. Stockholders' Deficit

        Preferred Stock.    We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2013 and 2012. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

        Common Stock.    We are authorized to issue 400,000,000 shares of common stock.

        Stock Compensation Plans.    As of December 31, 2013, we had reserved a total of 21,222,357 shares of our common stock for future issuance related to our stock plans as described below. Summaries of stock

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stockholders' Deficit (Continued)

option activity for our stock option plans as of December 31, 2013, 2012 and 2011, and related information for the years ended December 31 are included in the plan descriptions below.

        2010 Stock Incentive Plan.    In May 2010 the Board of Directors adopted the 2010 Stock Incentive Plan, which was amended and restated in May 2013 (the "2010 Plan") for issuance of common stock to employees, non-employee directors, consultants, and scientific advisors. Options granted to employees, consultants, and scientific advisors under the 2010 Plan vest over three years, pursuant to a formula determined by our Board of Directors, and expire after seven years. All options are exercisable at the fair market value of the stock on the date of grant. Non-employee director options expire after ten years. In May 2011, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 6,053,475 to 12,553,475. In May 2012, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 12,553,475 to 16,553,475. In May 2013, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 16,553,475 to 21,753,475.

        Activity under the combined plans was as follows:

		Shares Subject to Outstanding Options
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at December 31, 2010	4,786,694	20,107,923	$8.44
Additional authorization	6,500,000	—	—
Options granted	(5,095,333)	5,095,333	$15.12
Options exercised	—	(2,294,586)	$7.17
Options expired	—	(592,085)	$17.44
Options cancelled	264,740	(320,006)	$13.89

Balance at December 31, 2011	6,456,101	21,996,579	$9.78
Additional authorization	4,000,000	—	—
Options granted	(5,469,000)	5,469,000	$18.12
Options exercised	—	(5,117,374)	$8.51
Vesting of restricted stock units	—	(50,000)	—
Options expired	—	(44,167)	$6.14
Options cancelled	419,176	(437,427)	$16.02

Balance at December 31, 2012	5,406,277	21,816,611	$12.05
Additional authorization	5,200,000	—	—
Options granted	(5,754,500)	5,754,500	$21.42
Options exercised	—	(6,872,901)	$10.15
Vesting of restricted stock units	—	(50,000)	—
Options cancelled	524,837	(525,121)	$17.53

Balance at December 31, 2013	5,376,614	20,123,089	$15.16

        Options to purchase a total of 12,474,119, 14,596,823 and 15,604,786 shares as of December 31, 2013, 2012 and 2011, respectively, were exercisable and vested. The aggregate intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 were $141.8 million, $61.3 million and

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stockholders' Deficit (Continued)

$23.5 million, respectively. At December 31, 2013 the aggregate intrinsic value of options outstanding and vested options are $713.8 million and $705.1 million, respectively.

        The following table summarizes information about stock options outstanding as of December 31, 2013 for the 2010 Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.67 - $5.46	2,143,766	2.18	$3.89	2,143,766	$3.89
$6.04 - $9.41	2,736,317	2.19	8.92	2,736,317	8.92
$9.50 - $13.83	2,069,899	2.29	12.22	2,031,637	12.20
$13.92 - $14.60	75,282	3.89	13.99	66,670	13.99
$14.72 - $14.72	2,361,483	4.06	14.72	2,280,828	14.72
$14.74 - $17.50	920,643	5.02	16.35	547,532	16.10
$17.79 - $17.79	3,345,871	5.04	17.79	2,027,356	17.79
$17.89 - $18.30	401,972	5.27	18.12	184,525	18.18
$18.32 - $18.32	4,222,000	6.10	18.32	—	—
$18.97 - $47.24	1,845,856	6.66	28.15	455,488	20.92

	20,123,089			12,474,119

        The above table excludes restricted stock units. In December 2011, 100,000 restricted stock units were granted, of which 50,000 vested in December 2012 and 50,000 vested in December 2013.

        In January 2014, Hervé Hoppenot, our new President and Chief Executive Officer, was granted a one-time grant of 400,000 restricted stock units outside of our 2010 Plan. Each restricted stock unit represents the right to acquire one share of our common stock. Vesting of the restricted stock unit will be subject to Mr. Hoppenot's continued employment on the applicable vesting dates, with one-sixth of the restricted stock units vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement.

        Employee Stock Purchase Plan.    On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan (the "ESPP"). In May 2011, our stockholders approved an increase in the number of shares available for grant from 7,350,000 shares to 8,350,000 shares. Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 390,000, 378,041 and 896,939 shares under the ESPP in 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, 2012 and 2011 we recorded stock compensation expense of $1.5 million, $1.4 million and $1.0 million, respectively, as the ESPP is considered compensatory under the FASB stock compensation rules. As of December 31, 2013, 1,099,268 shares remain available for issuance under the ESPP.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Stock Compensation

        We recorded $38.4 million, $38.5 million and $29.0 million, respectively, of stock compensation expense for the years ended December 31, 2013, 2012 and 2011. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Year Ended			Employee Stock Purchase Plan For the Year Ended
	December 31,			December 31,
	2013	2012	2011	2013	2012	2011
Average risk-free interest rates	0.62%	0.49%	0.97%	0.27%	0.28%	0.53%
Average expected life (in years)	4.27	3.90	3.30	0.50	0.50	0.50
Volatility	48%	57%	71%	49%	50%	36%
Weighted-average fair value (in dollars)	8.18	7.73	7.33	4.22	3.68	1.28

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

        Based on our historical experience, we have assumed an annualized forfeiture rate of 5% for our options. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

        Total compensation cost of options granted but not yet vested, as of December 31, 2013, was $26.0 million, which is expected to be recognized over the weighted average period of 3.0 years.

Note 11. Income Taxes

        A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Benefit at U.S. federal statutory rate	$(28,997)	$(15,451)	$(65,289)
Unbenefitted net operating losses and tax credits	18,215	6,492	57,102
Non-deductible amortization of debt discount	6,645	8,347	7,612
Non-deductible interest expense	747	376	340
Non-deductible debt exchange expense and loss on repurchase of senior notes	7,985	—	—
Deferred tax impact of law change	(5,549)	—	—
Other	1,253	410	235

Provision for income taxes	$299	$174	$—

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income Taxes (Continued)

        The provision for income taxes for the years ended December 31, 2013 and 2012 were for state income taxes.

        Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Federal and state net operating loss carry forwards	$513,000	$493,000
Federal and state research credits	122,000	96,000
Capitalized research and development	8,000	14,000
Deferred revenue and accruals	21,000	44,000
Non-cash compensation	23,000	22,000
Deferred financing obligation	8,000	—
Other	9,000	8,000

Total gross deferred tax assets	704,000	677,000
Less valuation allowance for deferred tax assets	(627,000)	(677,000)

Net deferred tax assets	$77,000	$—

Deferred tax liabilities:
Property and equipment	(8,000)	—
Equity component of 2018 Notes and 2020 Notes	$(69,000)	$—

Total gross deferred tax liabilities	(77,000)	—

Net deferred income taxes	$—	$—

        The valuation allowance for deferred tax assets decreased by approximately $50.0 million during the year ended December 31, 2013, decreased by approximately $16.0 million during the year ended December 31, 2012, and increased by approximately $72.0 million during the year ended December 31, 2011. Management believes the uncertainty regarding the realization of net deferred tax assets requires a full valuation allowance.

        As of December 31, 2013, we had federal and state net operating loss carryforwards (NOLs) of approximately $1.5 billion. The federal and state NOLs will expire at various dates beginning in 2020 through 2033, if not utilized. Our ability to utilize these NOLs may be limited under Internal Revenue Code Section 382 ("Section 382"). Section 382 imposes annual limitations on the utilization of NOL carryfowards and other tax attributes upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

        We completed a Section 382 analysis through the year ended December 31, 2011. Based on this analysis, our NOLs and other tax attributes accumulated through 2011 should not be limited under Section 382. We have not yet updated our Section 382 analysis through 2013. Our future utilization of all of our NOLs and other tax attributes is dependent upon our ability to generate sufficient income during the

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income Taxes (Continued)

carryforward periods. When tax attributes are used, NOLs are used before tax credits and this will likely result in expiration of certain tax credits.

        We have no unrecognized tax benefits as of December 31, 2013 and 2012, and we provide a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements.

        We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2013 and 2012, we did not accrue any interest related to uncertain tax positions. Due to NOL and tax credit carry forwards, all income tax returns filed by us remain subject to examination by the taxing jurisdictions.

        In connection with the adoption of stock-based compensation guidance in 2006, we elected to follow the with-and-without approach to determine the sequence in which deductions and NOL carryforwards are utilized. Accordingly, there have only be de minimis excess tax benefits related to stock option exercises in any year as a result of the utilization of NOL carryforwards to offset any taxable income. The table of deferred tax assets shown above does not include certain deferred tax assets at December 31, 2013 and 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for book purposes. Additional paid in capital will be increased by approximately $131.2 million if and when such deferred tax assets are ultimately realized.

        At December 31, 2013, we also had federal and state research and development tax credit carryforwards of approximately $121.7 million that will expire at various dates, beginning in 2018 through 2033, if not utilized. The American Tax Relief Act of 2012, enacted January 2, 2013, retroactively reinstated the research and development credit for 2012 and 2013. Accordingly, in 2013 we recorded credits of approximately $5.5 million related to 2012 as a result of the retroactive reinstatement.

Note 12. Net Loss Per Share

        For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Stock options and potential common shares issuable upon conversion of the 2015 Senior Notes, 2018 Notes, 2020 Notes and the Pfizer Notes were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Net Loss Per Share (Continued)

        The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	2013	2012	2011
Outstanding stock options	20,123,089	21,816,611	21,996,579
Common shares issuable upon conversion of 4.75% Convertible Senior Notes due 2015(1)	11,006,854	45,584,040	45,584,040
Common shares issuable upon conversion of Pfizer Note due 2013(2)	—	—	1,461,496
Common shares issuable upon conversion of Pfizer Note due 2014(3)	—	1,025,641	1,025,641
Common shares issuable upon conversion of 0.375% Convertible Senior Notes due 2018	7,245,263	—	—
Common shares issuable upon conversion of 1.25% Convertible Senior Notes due 2020	7,245,263	—	—

Total potential common shares excluded from diluted net loss per share computation	45,620,469	68,426,292	70,067,756

(1)
In 2013, we entered into separately negotiated agreements with certain holders of the 2015 Notes to exchange $186.0 million principal amount for 21,208,303 shares of common stock and cash. Also in 2013, we used a portion of the net proceeds from the sale of the 2018 Notes and the 2020 Notes to repurchase $117.3 million aggregate principal amount of the 2015 Notes held by the Baker Entities, a related party, in privately negotiated transactions, for an aggregate consideration, including accrued interest, of approximately $500.0 million. The repurchase reduced common shares issuable upon conversion of the 2015 Notes by 13,368,883 shares.

(2)
In December 2012, the holder of the Pfizer Note due 2013 elected to convert the $10.0 million principal amount into 1,461,496 shares of common stock.

(3)
In August 2013, the holder of the Pfizer Note due 2014 elected to convert the $10.0 million principal amount into 1,025,641 shares of common stock.

Note 13. Defined Contribution Plan

        We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $1.9 million, $1.7 million and $0.9 million in 2013, 2012 and 2011, respectively.

Note 14. Commitments and Contingencies

        As of December 31, 2013, we had a non-cancelable operating lease for our current corporate headquarters facility in Wilmington, Delaware. This lease expires in June 2014. Rent expense for the years ended December 31, 2013, 2012 and 2011, was approximately $6.4 million, $6.1 million and $5.8 million, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Commitments and Contingencies (Continued)

        In addition, in 2013, we entered into a lease agreement for a new corporate headquarters, which will consist of approximately 190,000 square feet of laboratory and office space in, Wilmington, Delaware. The term of this lease is 15 years from the date of commencement. The lease is expected to commence in late 2014 with a monthly lease rate of $0.5 million for the first 10 years of the lease with the monthly lease rate increasing annually during the last five years of lease.

        As of December 31, 2013, future non-cancelable minimum payments under operating, direct financing and capital leases, were as follows:

Year ended December 31,	Operating Leases	Direct Financing	Capital Lease
	(in thousands)	(in thousands)	(in thousands)
2014	$5.6	$10.2	$0.2
2015	0.2	5.4	0.2
2016	—	5.4	0.1
2017	—	5.4	—
2018	—	5.4	—
Thereafter	—	63.0	—

Total minimum lease payments	$5.8	$94.8	$0.5

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

        In March and April 2013, two lawsuits were filed in the United States District Court for the District of Delaware against us, our former chief executive officer, our former chief commercial officer, and our chief drug development and medical officer. The complaints each allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a purported class of purchasers of our stock between April 26, 2012 and August 1, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning our business and prospects relating to the commercial launch of JAKAFI. The complaints seek damages in an unspecified amount, equitable relief of an unspecified nature, and costs and expenses of litigation. We believe we have meritorious defenses and intend to vigorously defend ourselves against these lawsuits. We are unable to estimate the possible loss or range of loss, if any, at this time.

Note 15. Grant Accounting

        In April 2013, we entered into a grant agreement with the state of Delaware under which we were entitled to receive a grant of up to approximately $11.1 million primarily related to the retention and expansion of our workforce in the state of Delaware. We received $10.6 million of the proceeds for this grant in the year ended December 31, 2013. The $10.6 million of cash received was recorded within other liabilities on the consolidated balance sheets and is being recognized ratably within interest and other income, net on the consolidated statements of operations over the estimated performance period of the grant.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Interim Consolidated Financial Information (Unaudited)

(in thousands, except per share data)

	Fiscal 2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(1)	$71,077	$101,675	$85,123	97,072
Net loss	$(15,669)	$(2,571)	$(22,037)	(42,870)
Basic and diluted net loss per share	$(0.12)	$(0.02)	$(0.14)	(0.26)
Shares used in computation of basic and diluted net loss per share	134,345	142,284	155,067	161,914

	Fiscal 2012 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(2)	$36,179	$86,542	$60,492	$113,845
Net income (loss)	$(45,426)	$4,037	$(21,710)	$18,779
Basic net income (loss) per share	$(0.36)	$0.03	$(0.17)	$0.14
Diluted net income (loss) per share	$(0.36)	$0.03	$(0.17)	$0.14
Shares used in computation of basic net income (loss) per share	127,203	129,224	130,851	131,711
Shares used in computation of diluted net income (loss) per share	127,203	137,969	130,851	139,118

(1)
The quarters ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013 include $48.3 million, $54.1 million, $60.2 million and $72.8 million, respectively of product revenues, net, relating to JAKAFI. The quarters ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013 include $5.9 million, $5.8 million, $8.2 million and $8.4 million, respectively of product royalty revenues related to the sale of JAKAVI outside the United States. In November 2009 and December 2009, we entered into collaborative research and license agreements with Novartis and Lilly, respectively. The quarters ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013 include $16.7 million, $41.7 million, $16.7 million and $15.8 million, respectively of contract revenues relating to these agreements.

(2)
The quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 include $19.3 million, $29.7 million, $43.7 million and $43.3 million, respectively of product revenues, net, relating to JAKAFI. The quarter ended December 31, 2012 includes $3.7 million of product royalty revenues related to the sale of JAKAVI outside the United States. In November 2009 and December 2009, we entered into collaborative research and license agreements with Novartis and Lilly, respectively. The quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 include $16.7 million, $56.7 million, $16.7 million and $66.7 million, respectively of contract revenues relating to these agreements.

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

        Changes in internal control over financial reporting.    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended December 31, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

        Management's annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Incyte Corporation

        We have audited Incyte Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Incyte Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Incyte Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Incyte Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2013 of Incyte Corporation and our report dated February 21, 2014 expressed an unqualified opinion thereon.

                        /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 21, 2014

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders to be held on May 28, 2014 (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

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

        Our Board of Directors has appointed an Audit Committee of three directors, currently comprised of Mr. Barry M. Ariko, as Chairman, Mr. Richard U. De Schutter and Ms. Wendy Dixon. The Board of Directors has also determined that Mr. Ariko and Mr. De Schutter are each qualified as Audit Committee Financial Experts under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an "independent director" under the applicable standards of The NASDAQ Stock Market.

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

  (3)
  Exhibits

    See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)
Exhibits

Exhibit Number	Description of Document
3(i)	Integrated copy of the Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
3(ii)	Bylaws of the Company, as amended as of April 17, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 18, 2013).
4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.2
Indenture, dated as of September 30, 2009, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 30, 2009).
4.3
Indenture, dated as of November 14, 2013, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 14, 2013).
4.4
Indenture, dated as of November 14, 2013, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 14, 2013).
10.1#	1991 Stock Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).

Exhibit Number	Description of Document
10.4#	1993 Directors' Stock Option Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.5#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.6#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 20, 2011).
10.7#
Offer of Employment Letter, dated November 21, 2001, from the Company to Paul A. Friedman (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.8.1#
Employment Agreement, dated November 26, 2001, between Paul A. Friedman and the Company (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.8.2#
Amendment to Employment Agreement, effective as of January 1, 2009, between the Company and Paul A. Friedman (incorporated by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.9.1
Sublease Agreement, dated June 16, 2003, between E. I. DuPont de Nemours and Company and the Company (incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.9.2
Sixth Amendment of Lease, dated December 15, 2009, by and between E. I. DuPont de Nemours and Company and the Company (incorporated by reference to Exhibit 10.11.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.9.3
Eighth Amendment of Lease, dated April 16, 2012, by and between E. I. DuPont de Nemours and Company and the Company (incorporated by reference to Exhibit 10.11.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
10.9.4
Ninth Amendment of Lease, dated July 16, 2013, by and between E. I. DuPont de Nemours and Company and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).
10.10#
Offer of Employment Letter, dated September 2, 2003, from the Company to David C. Hastings (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.11#
Offer of Employment Letter, dated October 12, 2012, from the Company to James M. Daly (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
10.12#
Form of Employment Agreement effective as of October 22, 2012 between the Company and James M. Daly (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

Exhibit Number	Description of Document
10.13#	Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and David C. Hastings, Richard S. Levy, Eric H. Siegel and Paula J. Swain (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.14†
Collaborative Research and License Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).
10.15#
Offer of Employment Letter, dated as of January 3, 2014, from the Company to Hervé Hoppenot (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 13, 2014).
10.16#	Employment Agreement between the Company and Hervé Hoppenot dated as of January 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 13, 2014).
10.17#
Restricted Stock Unit Award Agreement between the Company and Hervé Hoppenot dated January 13, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed January 13, 2014).
10.18
Letter Agreement dated September 24, 2009 among the Company and the entities named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 30, 2009).
10.19†
Collaboration and License Agreement, entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.20.1†
License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.20.2†
Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.21#*	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended.
10.22#	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 20, 2010).
10.23#	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 20, 2010).
10.24#*	Form of Nonstatutory Stock Option Agreement for Outside Directors under the 2010 Stock Incentive Plan.
10.25#
Form of Restricted Stock Unit Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011).

Exhibit Number	Description of Document
10.26	Letter Agreement dated November 7, 2013 among the Company and the entities named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 14, 2013).
10.27†*	Lease Agreement by and between the Company and Augustine Land I, L.P., effective October 4, 2013.
12.1*	Computation of Ratios of Earnings to Fixed Charges.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 109 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Definition Linkbase Document

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

INCYTE CORPORATION
By:	/s/ HERVE HOPPENOT Hervé Hoppenot Chief Executive Officer

Date: February 21, 2014

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hervé Hoppenot, David C. Hastings, and Eric H. Siegel, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HERVE HOPPENOT Hervé Hoppenot	Chief Executive Officer (Principal Executive Officer) and Director	February 21, 2014
/s/ DAVID C. HASTINGS David C. Hastings	Chief Financial Officer (Principal Financial Officer)	February 21, 2014
/s/ LAURENT CHARDONNET Laurent Chardonnet	Vice President, Finance and Treasurer (Principal Accounting Officer)	February 21, 2014
/s/ RICHARD U. DE SCHUTTER Richard U. De Schutter	Chairman	February 21, 2014
/s/ BARRY M. ARIKO Barry M. Ariko	Director	February 21, 2014
/s/ JULIAN C. BAKER Julian C. Baker	Director	February 21, 2014
/s/ PAUL A. BROOKE Paul A. Brooke	Director	February 21, 2014
/s/ WENDY L. DIXON Wendy L. Dixon	Director	February 21, 2014
/s/ PAUL A. FRIEDMAN Paul A. Friedman	Director	February 21, 2014

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i)	Integrated copy of the Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
3(ii)	Bylaws of the Company, as amended as of April 17, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 18, 2013).
4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.2
Indenture, dated as of September 30, 2009, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 30, 2009).
4.3
Indenture, dated as of November 14, 2013, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 14, 2013).
4.4
Indenture, dated as of November 14, 2013, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 14, 2013).
10.1#	1991 Stock Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.4#	1993 Directors' Stock Option Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.5#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.6#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 20, 2011).
10.7#
Offer of Employment Letter, dated November 21, 2001, from the Company to Paul A. Friedman (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.8.1#
Employment Agreement, dated November 26, 2001, between Paul A. Friedman and the Company (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit Number	Description of Document
10.8.2#	Amendment to Employment Agreement, effective as of January 1, 2009, between the Company and Paul A. Friedman (incorporated by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.9.1
Sublease Agreement, dated June 16, 2003, between E. I. DuPont de Nemours and Company and the Company (incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.9.2
Sixth Amendment of Lease, dated December 15, 2009, by and between E. I. DuPont de Nemours and Company and the Company (incorporated by reference to Exhibit 10.11.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.9.3
Eighth Amendment of Lease, dated April 16, 2012, by and between E. I. DuPont de Nemours and Company and the Company (incorporated by reference to Exhibit 10.11.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
10.9.4
Ninth Amendment of Lease, dated July 16, 2013, by and between E. I. DuPont de Nemours and Company and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).
10.10#
Offer of Employment Letter, dated September 2, 2003, from the Company to David C. Hastings (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.11#
Offer of Employment Letter, dated October 12, 2012, from the Company to James M. Daly (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
10.12#
Form of Employment Agreement effective as of October 22, 2012 between the Company and James M. Daly (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
10.13#
Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and David C. Hastings, Richard S. Levy, Eric H. Siegel and Paula J. Swain (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.14†
Collaborative Research and License Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).
10.15#
Offer of Employment Letter, dated as of January 3, 2014, from the Company to Hervé Hoppenot (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 13, 2014).
10.16#	Employment Agreement between the Company and Hervé Hoppenot dated as of January 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 13, 2014).
10.17#
Restricted Stock Unit Award Agreement between the Company and Hervé Hoppenot dated January 13, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed January 13, 2014).

Exhibit Number	Description of Document
10.18	Letter Agreement dated September 24, 2009 among the Company and the entities named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 30, 2009).
10.19†
Collaboration and License Agreement, entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.20.1†
License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.20.2†
Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.21#*	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended.
10.22#	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 20, 2010).
10.23#	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 20, 2010).
10.24#*	Form of Nonstatutory Stock Option Agreement for Outside Directors under the 2010 Stock Incentive Plan.
10.25#
Form of Restricted Stock Unit Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011).
10.26
Letter Agreement dated November 7, 2013 among the Company and the entities named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 14, 2013).
10.27†*	Lease Agreement by and between the Company and Augustine Land I, L.P., effective October 4, 2013.
12.1*	Computation of Ratios of Earnings to Fixed Charges.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 109 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).

Exhibit Number	Description of Document
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Definition Linkbase Document

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