Form 10-Q
period 2014-03-31
INCYTE CORP
filed 2014-05-01
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 167,627,959 as of April 24, 2014.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2014	December 31, 2013*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$436,585	$471,429
Marketable securities—available-for-sale	82,646	37,575
Restricted investments	625	500
Accounts receivable, net	46,394	35,374
Inventory	347	406
Deferred income taxes	892	895
Prepaid expenses and other current assets	13,681	9,620

Total current assets	581,170	555,799

Restricted investments	14,375	14,500
Inventory	15,502	14,937
Property and equipment, net	38,654	26,848
Other assets, net	17,125	17,484

Total assets	$666,826	$629,568

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,950	$19,102
Accrued compensation	14,691	28,079
Interest payable	4,462	1,909
Accrued and other current liabilities	56,954	46,062
Deferred revenue-Collaborative agreements	12,887	12,890

Total current liabilities	106,944	108,042

Convertible senior notes	665,222	661,567
Other liabilities	34,036	26,803
Deferred income taxes	892	895
Deferred revenue-Collaborative agreements	22,154	25,369

Total liabilities	829,248	822,676

Stockholders’deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 167,492,843 and 162,984,680 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	167	163
Additional paid-in capital	1,606,365	1,541,773
Accumulated other comprehensive gain	2,040	1,993
Accumulated deficit	(1,770,994)	(1,737,037)
Total stockholders’ deficit	(162,422)	(193,108)

Total liabilities and stockholders’deficit	$666,826	$629,568

*   The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product revenues, net	$69,651	$48,289
Product royalty revenues	9,826	5,909
Contract revenues	10,214	16,737
Other revenues	101	142

Total revenues	89,792	71,077

Costs and expenses:
Cost of product revenues	168	150
Research and development	75,585	52,763
Selling, general and administrative	36,974	22,261

Total costs and expenses	112,727	75,174

Loss from operations	(22,935)	(4,097)
Interest and other income, net	735	199
Interest expense	(11,443)	(11,728)
Debt exchange expense on senior note conversions	(265)	—

Loss before provision for income taxes	(33,908)	(15,626)

Provision for income taxes	49	43

Net loss	$(33,957)	$(15,669)

Basic and diluted net loss per share:	$(0.21)	$(0.12)

Shares used in computing basic and diluted net loss per share	165,357	134,345

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(33,957)	$(15,669)

Other comprehensive gain:
Unrealized gain on marketable securities, net of tax	47	136
Reclassification adjustment for realized gains on marketable securities	—	(15)
Other comprehensive gain	47	121

Comprehensive loss	$(33,910)	$(15,548)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(33,957)	$(15,669)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of debt discounts	9,623	7,734
Stock-based compensation	15,347	9,197
Excess tax benefit from stock based compensation	31	—
Debt exchange expense on senior note conversions	265	—
Realized gain on restricted cash and investments and marketable securities, net	—	(15)
Changes in operating assets and liabilities:
Accounts receivable	(11,020)	42,910
Prepaid expenses and other assets	(4,899)	(837)
Inventory	(506)	(577)
Accounts payable	(1,152)	1,554
Accrued and other liabilities	(2,208)	(2,820)
Deferred revenue — Collaborative agreements	(3,218)	(16,739)
Net cash (used in) provided by operating activities	(31,694)	24,738
Cash flows from investing activities:
Capital expenditures	(2,663)	(894)
Maturities of marketable securities	90	—
Purchases of marketable securities	(45,114)	136
Net cash used in investing activities	(47,687)	(758)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	44,833	17,777
Excess tax benefit from stock based compensation	(31)	—
Cash paid in connection with exchange of 4.75% convertible senior notes due 2015	(265)	—
Net cash provided by financing activities	44,537	17,777
Net (decrease) increase in cash and cash equivalents	(34,844)	41,757
Cash and cash equivalents at beginning of period	471,429	224,057
Cash and cash equivalents at end of period	$436,585	$265,814

Supplemental Schedule of Cash Flow Information
Interest paid	$—	$—
Incomes taxes paid	$—	$—
Reclassification to additional paid in capital in connection with exchange of 4.75% convertible senior notes due 2015	$4,446	$—
Purchase of property and equipment financed by direct financing lease	$7,806	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

1.     Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary small molecule drugs, primarily for oncology. Our pipeline includes compounds in various stages, ranging from preclinical to late stage development, and a commercialized product, JAKAFI® (ruxolitinib). Our operations are treated as one operating segment.

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of March 31, 2014 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2014 and 2013, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2013 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Marketable Securities—Available-for-Sale.  All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices and observable inputs, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ deficit. We classify marketable securities that are available for use in current operations as current assets on the consolidated balance sheets. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in “Interest and other income, net.” The cost of securities sold is based on the specific identification method.

Accounts Receivable.  As of March 31, 2014 and December 31, 2013, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

Certain construction projects are accounted for as direct financing arrangements, whereby we record, over the construction period, the full cost of the asset in property and equipment, net on the consolidated balance sheets. A corresponding liability is also recorded, net of leasehold improvements paid for by us, and is amortized over the expected lease term through monthly rental payments using the effective interest method.

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

Rebates:  Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The accrual for rebates is based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launch. Our estimates for expected utilization of rebates are based in part on third party market research data, and data received from our specialty pharmacy customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. Further information about our collaborative arrangements can be found below in Note 7, License Agreements. As of March 31, 2014, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three months ended March 31, 2014 and 2013, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

Our collaborations often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events. These three categories of milestone events reflect the three stages of the life-cycle of our drugs, which we describe in more detail in the following paragraphs.

The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing approval by the FDA requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate’s safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations of a drug candidate in humans, we must submit an Investigational New Drug application (“IND”), which must be reviewed by the FDA.

The steps generally required before a drug may be marketed in the United States include preclinical laboratory tests, animal studies and formulation studies, submission to the FDA of an IND for human clinical testing, performance of adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication, submission of a new drug application (“NDA”) to the FDA for review and FDA approval of the NDA.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values on the dates of grant.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $15.3 million and $9.2 million of stock compensation expense for the three months ended March 31, 2014 and 2013, respectively.

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

At March 31, 2014 and December 31, 2013, our Level 2 corporate debt securities and mortgage-backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014
Cash and cash equivalents	$436,585	$—	$—	$436,585
Corporate debt securities	—	78,757	—	78,757
Mortgage-backed securities	—	3,889	—	3,889
Total assets	$436,585	$82,646	$—	$519,231

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Cash and cash equivalents	$471,429	$—	$—	$471,429
Corporate debt securities	—	33,655	—	33,655
Mortgage-backed securities	—	3,920	—	3,920
Total assets	$471,429	$37,575	$—	$509,004

The following is a summary of our marketable security portfolio as of March 31, 2014 and December 31, 2013, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2014
Corporate debt securities	$78,800	$—	$(43)	$78,757
Mortgage backed securities	1,806	2,083	—	3,889
	$80,606	$2,083	$(43)	$82,646
December 31, 2013
Corporate debt securities	$33,685	$—	$(30)	$33,655
Mortgage backed securities	1,897	2,023	—	3,920
	$35,582	$2,023	$(30)	$37,575

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

4.     Concentration of Credit Risk

In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total Contract Revenues for the Quarters Ended, March 31,
	2014	2013

Collaboration Partner A	68%	60%
Collaboration Partner B	32%	40%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 38% and 28% of the accounts receivable balance as of March 31, 2014 and December 31, 2013, respectively.

Our product revenues are concentrated in a limited number of specialty pharmacy customers. The concentration of credit risk related to our specialty pharmacy customers is as follows:

	Percentage of Total Net Product Revenues for the Quarters Ended, March 31,
	2014	2013

Customer A	29%	27%
Customer B	21%	18%
Customer C	11%	12%
Customer D	9%	12%

We are exposed to risks associated with extending credit to specialty pharmacy customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 48% and 49% of the accounts receivable balance as of March 31, 2014 and December 31, 2013, respectively.

5.     Inventory

Our inventory balance consists of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$591	$591
Work-in-process	14,911	14,346
Finished goods	347	406
	15,849	15,343
Inventories—current	347	406
Inventories—non-current	$15,502	$14,937

Inventories, stated at the lower of cost or market, consist of raw materials, work in process and finished goods. At March 31, 2014, $0.3 million of inventory was classified as current on the consolidated balance sheets as we expect this inventory to be consumed for commercial use within the next twelve months. At March 31, 2014, $15.5 million of inventory was classified as non-current on the consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain a number of inventory components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral violation of the contractual terms under which we are supplied components by a single source supplier could adversely affect our total revenues and gross margins.

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

6.     Property and Equipment

Property and equipment consists of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Office equipment	$2,332	$2,332
Laboratory equipment	20,615	20,228
Computer equipment	14,272	13,930
Leasehold improvements	2,453	2,454
Assets under construction	32,254	20,377
	71,926	59,321
Less accumulated depreciation and amortization	(33,272)	(32,473)
	$38,654	$26,848

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

We will account for the lease as a direct financing arrangement whereby over the construction period, we will record the value of the facility (consisting of the estimated fair value of the existing shell, plus construction costs to be incurred) as a capital asset, with a corresponding lease liability, net of approximately $10.8 million of build out costs to be paid for by us during the construction period. In addition, we have posted a $15.0 million letter of credit for the facility lease for the benefit of the landlord, which is collateralized by a restricted investments account for the same amount. This amount will be recorded as restricted investments on the consolidated balance sheets and will be reduced over a period of time during the duration of the lease. The letter of credit could be subject to accelerated reductions if we meet certain pre-defined financial targets. Through March 31, 2014 we recorded a total of $32.3 million of assets under construction within property and equipment on our consolidated balance sheet, which consisted of the estimated fair value of the existing shell of $15.2 million prior to the build out, and a total of $17.1 million of build-out costs recorded through March 31, 2014. We have paid a total of $2.4 million through March 31, 2014 for our portion of the build out costs incurred through that date. The corresponding lease liability of $29.9 million is included within other liabilities on the consolidated balance sheet at March 31, 2014.

7.    License agreements

Novartis

In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to our JAK inhibitor ruxolitinib and certain back-up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to JAKAFI (ruxolitinib) in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our c-MET inhibitor compound INC280 (INCB28060) and certain back-up compounds in all indications. We retained options to co-develop and to co-promote INC280 in the United States.

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

During the three months ended March 31, 2014, we recognized a $7.0 million development milestone under this agreement based on the formal initiation by Novartis of a Phase II clinical trial evaluating INC280 in non-small cell lung cancer.  In 2013, we recognized and received a $25.0 million development milestone payment under this agreement based on the formal initiation by Novartis of a Phase II clinical trial evaluating INC280. In 2012, we recognized and received a $40.0 million regulatory milestone payment under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of Jakavi. In 2011, we recognized and received a $15.0 million development milestone payment under this agreement for the achievement of a predefined milestone in the Phase I dose-escalation trial for INC280 in patients with solid tumors and a $10.0 million regulatory milestone payment for the JAKAFI approval in the United States. We determined the 2014, 2013, 2012 and 2011 milestones to be substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future ruxolitinib net sales outside of the United States. In addition, should Novartis receive reimbursement and pricing approval for ruxolitinib in a specified number of countries, we will be obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of INC280 after the initial Phase I clinical trial, which has been completed.

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

We determined that there were two deliverables under the agreement: (i) the ex U.S. license for ruxolitinib and (ii) our obligations in connection with our participation on the joint development committee for myelofibrosis and polycythemia vera/essential thrombocythemia. We concluded that these deliverables should be accounted for as a single unit of accounting and the $150.0 million upfront payment received in December 2009 and the immediate $60.0 million milestone payment received in January 2010 should be recognized on a straight line basis through December 2013, when we estimated we would complete our obligations in connection with our participation on the joint development committee for myelofibrosis and polycythemia vera, our estimated performance period under the agreement. We completed this substantive performance obligation related to this arrangement in December 2013.

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the condensed consolidated balance sheet. These costs were recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At March 31, 2014 and December 31, 2013, $1.1 million and $1.7 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three months ended March 31, 2014 and 2013 were net of $1.1 million and $0.9 million, respectively, of costs reimbursed by Novartis. Contract revenue under the Novartis agreement was $7.0 million and $13.5 million for the three months ended March 31, 2014 and 2013, respectively.

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

We retained options to co-develop our JAK inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly will be responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the

Phase IIb trial through regulatory approval. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country- by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co-development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016, our estimated performance period under the agreement. Reimbursable costs incurred after the effective date with Lilly will be recorded net against the related research and development expenses. At March 31, 2014 and December 31, 2013, $0.0 million of reimbursable costs were included in accounts receivable on the consolidated balance sheet. Contract revenue under the Lilly agreement was $3.2 million for each of the three months ended March 31, 2014 and 2013.

8.     Stock compensation

We recorded $15.3 million and $9.2 million of stock compensation expense for the three months ended March 31, 2014, and 2013, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $8.3 million and $6.5 million and selling, general and administrative expense of $7.0 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Three Months Ended		Employee Stock Purchase Plan For the Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Average risk-free interest rates	1.18%	0.55%	0.44%	0.25%
Average expected life (in years)	4.47	4.21	0.25	0.25
Volatility	50%	47%	52%	44%
Weighted-average fair value (in dollars)	26.52	6.95	8.65	3.26

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

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2013	5,376,614	20,123,089	$15.16
Shares added	400,000	—	—
Options granted	(1,361,243)	1,361,243	63.15
RSUs and PSUs granted	(563,683)	563,683	—
Options exercised	—	(3,943,037)	11.37
Options cancelled	76,848	(76,848)	21.71
RSUs cancelled	738	(738)	—
Balance at March 31, 2014	3,929,274	18,027,392	$19.72
Exercisable, March 31, 2014	—	10,685,304	$13.47

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock. We granted a total of 115,323 RSUs during the three months ended March 31, 2014 which will cliff vest in three years and will be recognized as stock compensation expense over this period.  Also, in January 2014, Hervé Hoppenot, our new President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement.

We granted a total of 48,360 PSUs during the three months ended March 31, 2014.  The PSUs contain performance conditions which are not deemed probable of achievement at March 31, 2014, therefore, no stock compensation expense has been recognized as of March 31, 2014 for these awards.  We will begin to recognize stock compensation expense for these awards if the performance conditions are deemed probable of achievement.  The actual number of shares of our common stock into which each PSU may convert are subject to a multiplier of up to 125% based on the level at which the performance conditions are achieved.

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options and RSUs.  Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options and RSUs granted but not yet vested, as of March 31, 2014, was $71.1 million, for which the cost of the options and RSUs are expected to be recognized over the weighted average period of 3.0 years.  Total compensation cost of PSUs granted but not yet vested, as of March 31, 2014, was $3.1 million which will begin to be recognized should the performance conditions be deemed probable of occurrence.

9.     Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount
Debt	2014 Interest Rates March 31	Maturities	March 31, 2014	December 31, 2013
4.75% Convertible Senior Notes due 2015	4.75%	2015	$81,444	$84,193
0.375% Convertible Senior Notes due 2018	0.375%	2018	304,400	301,037
1.25% Convertible Senior Notes due 2020	1.25%	2020	279,378	276,337
Less current portion			—	—
			$665,222	$661,567

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.75% Convertible Senior Notes due 2015	$81,444	$557,029	$84,193	$556,272
0.375% Convertible Senior Notes due 2018	304,400	475,549	301,037	448,350
1.25% Convertible Senior Notes due 2020	279,378	480,469	276,337	454,913
	$665,222	$1,513,047	$661,567	$1,459,535

The fair values of the 4.75% Convertible Senior Notes due 2015 (the “2015 Notes”), the 0.375% Convertible Senior Notes due 2018 (the “2018 Notes”) and the 1.25% Convertible Senior Notes due 2020 (the “2020 Notes”) are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, these convertible notes are classified within Level 2 in the fair value hierarchy. During the three months ended March 31, 2014, we entered into a negotiated agreement with a holder of the 2015 Notes pursuant to which the holder agreed to exchange $4.9 million aggregate principal amount of the 2015 Notes for the shares of our stock into which the 2015 Notes were convertible, aggregating 0.6 million shares, and $0.3 million in cash. We recorded $0.3 million in debt exchange expense on senior note conversions for the three months ended March 31, 2014.

10.    Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Stock options and potential common shares issuable upon conversion of the 2015 Notes, 2018 Notes, 2020 Notes and the convertible subordinated note due 2014 issued to Pfizer (the “Pfizer Note”) were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented.

The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	2014	2013
Outstanding employee awards	18,027,392	24,208,663
Common shares issuable upon conversion of 2015 Notes	10,441,728	45,583,814
Common shares issuable upon conversion of 2018 Notes	7,245,263	—
Common shares issuable upon conversion of 2020 Notes	7,245,263	—
Common shares issuable upon conversion of Pfizer Note (1)	—	1,025,641
Total potential common shares excluded from diluted net loss per share computation	42,959,646	70,818,118

(1)         In August 2013, the holder of the Pfizer Note elected to convert the $10.0 million principal amount into 1,025,641 shares of common stock.

11.     Commitments and Contingencies

In March and April 2013, two lawsuits were filed in the United States District Court for the District of Delaware against us, our former chief executive officer, our former chief commercial officer, and our chief drug development and medical officer. The complaints each allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a purported class of purchasers of our stock between April 26, 2012 and August 1, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning our business and prospects relating to the commercial launch of JAKAFI. The complaints seek damages in an unspecified amount, equitable relief of an unspecified nature, and costs and expenses of litigation.  The actions were subsequently consolidated.  On February 21, 2014 the Court granted our motion to dismiss the consolidated amended complaint.  On March 31, 2014 the Court entered an order dismissing the action with prejudice.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2014 should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2013 previously filed with the SEC.

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

•                  risks relating to our collaborators’ ability to develop and commercialize drug candidates;

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

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary small molecule drugs to treat serious unmet medical needs. We began our drug discovery and development operations in 2001, and our research efforts are primarily in oncology, where we believe our expertise in target selection, medicinal chemistry, and preclinical and clinical development can be most effectively leveraged.  In November 2011, JAKAFI® (ruxolitinib) became commercially available in the United States and is currently being marketed in the United States through our own specialty sales force and our commercial team, which has relevant expertise in the promotion, distribution and reimbursement of oncology drugs.

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

We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK1 or JAK1 and JAK2. Our most advanced compound, JAKAFI, an oral JAK1 and JAK2 inhibitor was approved by the U.S. Food and Drug Administration (FDA) in November 2011 as a treatment for patients with intermediate or high-risk myelofibrosis (MF), including primary MF, post-polycythemia vera MF and post-essential thrombocythemia MF. We estimate there are between 16,000 and 18,500 patients with MF in the United States. Based on the modern prognostic scoring systems referred to as International Prognostic Scoring System and Dynamic International Prognostic Scoring System, we believe intermediate and high-risk patients represent 80 percent to 90 percent of all patients with MF in the United States and encompass patients over the age of 65, or patients who have or have ever had any of the following: anemia, constitutional symptoms, elevated white blood cell or blast counts, or platelet counts less than 100,000 per microliter of blood.

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

In addition to its development as a treatment for MF, we believe ruxolitinib may have potential as a treatment for other cancers. Several additional clinical programs are ongoing, including a global Phase III program in patients with advanced polycythemia vera (PV) and a Phase III program in advanced or metastatic pancreatic cancer. In early March 2014, we announced positive top-line results from the registration trial for PV being conducted under a special protocol assessment (SPA) agreement with the FDA.  The trial, comparing ruxolitinib to best available therapy, met its primary endpoint of achieving phlebotomy independence and reducing spleen size by 35 percent or more.  The safety profile of ruxolitinib was generally consistent with previous studies.  These data are expected to support the filing of a supplemental New Drug Application (sNDA) for the treatment of PV patients who are resistant to or intolerant of hydroxyurea in the first half of 2014. Top-line results from the Phase II proof-of-concept trial of ruxolitinib in patients with refractory metastatic pancreatic cancer suggest a demonstrable survival benefit in a pre-specified subgroup of patients. The Company and the FDA have agreed on an SPA for a registration trial for advanced or metastatic pancreatic cancer. Under the SPA, the Phase III trial can be limited to the subgroup which showed positive results identified in the Phase II trial and there is no requirement to develop a companion diagnostic. The Phase III program includes a second nearly identical Phase III trial. The first trial initiated in March 2014, and the second trial is expected to begin in the second quarter of 2014. The FDA has granted orphan status for ruxolitinib for the treatment of pancreatic cancer.

The subgroup from the Phase II trial in pancreatic cancer is common to many tumor types, and we believe that JAK inhibition may represent a new treatment approach for other solid tumors. To test this hypothesis, we have three blinded proof-of-concept Phase II trials evaluating ruxolitinib in non-small cell lung cancer, breast cancer and colorectal cancer open, with first patients receiving ruxolitinib in the colorectal cancer trial. The primary endpoint for each trial will be overall survival.

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

We have a wholly owned portfolio of JAK1 inhibitors. Our lead JAK1 inhibitor, INCB39110, has completed proof-of-concept studies in patients with psoriasis and rheumatoid arthritis and is in an ongoing proof-of-concept study in patients with myelofibrosis. While the results of the psoriasis and rheumatoid arthritis studies were positive, for strategic reasons, we are planning to pursue oncologic indications with INCB39110. In addition we have a second JAK1 inhibitor, INCB47986, which we intend to advance in chronic inflammatory conditions.

Our oral IDO1 inhibitor, INCB24360, is being evaluated in a Phase II study as monotherapy for ovarian cancer and in a Phase I/II trial in combination with ipilimumab for metastatic melanoma. IDO1 is an enzyme whose increased levels in multiple solid tumor types are associated with decreased survival. IDO1 inhibition shifts the immune system from an immunosuppressive state to an activated state, allowing the body to mount a more effective anti-tumor immune response. Preclinical data suggest that IDO1 inhibition can provide anti-tumor effects both as monotherapy and in combination with other checkpoint inhibitors, where a significant synergy has been exhibited. We have entered into a clinical trial collaboration agreement with Merck to evaluate the safety and efficacy of INCB24360 in combination with Merck’s investigational anti-PD-1 immunotherapy, MK-3475, in a Phase I/II study in previously treated metastatic and recurrent non-small cell lung cancer and other advanced or metastatic cancers.

We have several other orally available small molecule compounds that are in various stages of clinical development, including a PI3K-delta inhibitor, INCB40093, which is in Phase I clinical development in patients with B-lymphoid malignancies, and we have initiated a combination study of this compound with our JAK1 inhibitor INCB39110 in the same patient group.

We have a number of programs in preclinical development, and we intend to continue our investment in drug discovery to expand our pipeline.

Our current pipeline includes the following compounds:

Target/Drug Compound	Indication	Status
ONCOLOGY
JAK1 and JAK2
JAKAFI(1)	Intermediate or High-Risk Myelofibrosis(6)	FDA Approved—Marketed
Ruxolitinib(1)	Polycythemia Vera	Phase III
Ruxolitinib(1)	Pancreatic Cancer	Phase III
Ruxolitinib(1)	Advanced Malignancies	Phase I
Ruxolitinib(1)	Breast Cancer	Phase II
Ruxolitinib(1)	Non-Small Cell Lung Cancer	Phase II
Ruxolitinib(1)	Colorectal Cancer	Phase II
JAK1
INCB39110	Advanced Malignancies	Phase I

PI3K-delta
INCB40093	B-lymphoid Malignancies	Phase I
JAK1+PI3K-delta
INCB39110+INCB40093	B-lymphoid Malignancies	Phase I
IDO1
INCB24360	Metastatic Melanoma	Phase II
	Ovarian Cancer	Phase II
c-MET
INC280(2)	Solid Tumors	Phase II
	Hepatocellular Carcinoma	Phase II
	Non-Small Cell Lung Cancer	Phase II
INFLAMMATION
JAK1 and JAK2
Baricitinib(3)	Rheumatoid Arthritis	Phase III
Baricitinib(4)	Psoriasis	Phase IIb
Baricitinib(5)	Diabetic Nephropathy	Phase II
JAK1
INCB47986	Rheumatoid Arthritis	Phase I

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of March 31, 2014, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three months ended March 31, 2014 and 2013, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values on the dates of grant.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $15.3 million and $9.2 million of stock compensation expense for the three months ended March 31, 2014 and 2013, respectively.

Investments.  We carry our investments at their respective fair values. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other-than-temporary impairment. This evaluation consists of a review of several factors, including the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and if we intend to sell or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If management determines that such an impairment exists, we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell our marketable securities prior to maturity, we classify our marketable securities as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized. We classify those marketable securities that may be used in operations within one year as short-term. Those marketable securities in which we have both the ability to hold until maturity and have a maturity date beyond one year from our most recent consolidated balance sheet date are classified as long-term marketable securities.

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

We determined the embedded conversion options in the 0.375% convertible senior notes due 2018 (the “2018 Notes”) and the 1.25% convertible senior notes due 2020 (the “2020 Notes”) are not required to be separately accounted for as derivatives. However, since the 2018 Notes and the 2020 Notes can be settled in cash or common shares or a combination of cash and common shares at our option, we are required to separate the 2018 Notes and 2020 Notes into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of the 2018 Notes and 2020 Notes using the effective interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification for contracts in an entity’s own equity.

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

Results of Operations

We recorded a net loss of $34.0 million and basic and diluted net loss per share of $0.21 for the three months ended March 31, 2014, as compared to a net loss of $15.7 million and basic and diluted net loss per share of $0.12 in the corresponding period in 2013.

Revenues.

	For the three months ended, March 31,
	2014	2013
	(in millions)
Product revenues, net	$69.7	$48.3
Product royalty revenues	9.8	5.9
Contract revenues	10.2	16.7
Other revenues	0.1	0.2
Total revenues	$89.8	$71.1

Our product revenues, net from JAKAFI for the three months ended March 31, 2014 and 2013, were $69.7 million and $48.3 million, respectively. Product revenues from the sale of JAKAFI are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2014:

Three Months Ended March 31, 2014	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2014	$803	$3,435	$108	$292	$4,638
Allowances for current period sales	2,191	7,073	214	357	9,835
Allowances for prior period sales	(9)	(247)	—	—	(256)
Credits/payments for current period sales	(1,788)	(1,990)	(145)	(41)	(3,964)
Credits/payments for prior period sales	(110)	(2,148)	(61)	(1)	(2,320)
Balance at March 31, 2014	$1,087	$6,123	$116	$607	$7,933

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the three months ended March 31, 2014 and 2013, were $9.8 million and $5.9 million, respectively.

Our contract revenues were $10.2 million and $16.7 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods as well as milestone payments earned during the periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010. The decrease in 2014 contract revenues compared to the same period in 2013 relates to the Novartis upfront payment received under our collaboration being fully amortized at December 31, 2013 as the performance obligation was substantially complete at that time, partially offset by a $7.0 million milestone earned related to INC280 under our collaboration with Novartis.

Cost of Product Revenues

We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At March 31, 2014, inventory with $4.0 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre- commercialization inventory over the next 36 months; however, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future JAKAFI sales, and the ability to utilize inventory prior to its expiration date. As a result, cost of product revenues for approximately the next 36 months will reflect a lower average per unit cost of materials. Cost of product revenues was $0.2 million for each of the three months ended March 31, 2014 and 2013, respectively. We expect future cost of product revenues to range in the mid-single digits as a percentage of net product sales subsequent to the utilization of all of the remaining pre-launch inventory.

Operating Expenses.

Research and development expenses.

	For the three months ended, March 31,
	2014	2013
	(in millions)
Salary and benefits related	$21.7	$17.1
Stock compensation	8.3	6.5
Clinical research and outside services	30.3	22.9
Occupancy and all other costs	15.3	6.3

Total research and development expenses	$75.6	$52.8

We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three months ended March 31, 2013 to three months ended March 31, 2014 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from the three months ended March 31, 2013 to the three months ended March 31, 2014 was primarily the result of increased development costs to advance our clinical pipeline. Research and development expenses for the three months ended March 31, 2014 and 2013 were net of $1.1 million and $0.9 million, respectively, of costs reimbursed by our collaborative partners. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

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

Selling, general and administrative expenses.

	For the three months ended, March 31,
	2014	2013
	(in millions)
Salary and benefits related	$12.8	$8.3
Stock compensation	7.0	2.7
Other contract service and outside costs	17.2	11.3

Total selling, general and administrative expenses	$37.0	$22.3

Salary and benefits related expense increased from the three months ended March 31, 2013 to the three months ended March 31, 2014 due to increased headcount. This increased headcount was due to the commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of increased marketing activities for JAKAFI for intermediate or high-risk myelofibrosis and preparation for the anticipated launch in polycythemia vera.

Interest Expense.    Interest expense for the three months ended March 31, 2014 and 2013 was $11.4 million and $11.7 million, respectively.  Included in interest expense for the three months ended March 31, 2014 and 2013, were $8.8 million and $7.0 million, respectively, of non-cash charges to amortize the discounts on our 4.75% convertible senior notes due 2015 (the “2015 Notes”), the 2018 Notes and the 2020 Notes.

Debt exchange expense on senior note conversions.  Debt exchange expense on senior note conversions for the three months ended March 31, 2014, was $0.3 million and was related to the exchange of $4.9 million in aggregate principal amount of our 2015 Notes for the underlying shares of common stock and cash.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through March 31, 2014. Because of those losses, we had an accumulated deficit of $1.8 billion as of March 31, 2014. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At March 31, 2014, we had available cash, cash equivalents and marketable securities of $519.2 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government agency and non-agency mortgage-backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $31.7 million for the three months ended March 31, 2014, compared to $24.7 million provided by operating activities for the three months ended March 31, 2013.  The $56.4 million decrease was due primarily to our higher net loss and changes in accounts receivable.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash used in investing activities was $47.7 million for the three months ended March 31, 2014, which represented purchases of marketable securities of $45.1 million and capital expenditures of $2.7 million offset by maturities of marketable securities of $0.1 million.  Net cash used in investing activities was $0.8 million for the three months ended March 31, 2013, which represented primarily sales and maturities of marketable securities of $0.1 million offset by capital expenditures of $0.9 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, strategic equity investments and acquisitions.

Net cash provided by financing activities was $44.5 million and $17.8 million for the three months ended March 31, 2014 and March 31, 2013, respectively, primarily representing proceeds from the issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of March 31, 2014 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible senior debt	$841.6	$—	$91.6	$375.0	$375.0
Interest on convertible senior debt	48.7	10.5	16.6	12.2	9.4
Non-cancelable lease obligations:
Related to current corporate headquarters	2.4	2.4	—	—	—
Related to new corporate headquarters	93.3	8.8	12.1	10.8	61.6
Total contractual obligations	$986.0	$21.7	$120.3	$398.0	$446.0

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

The lease agreement became effective in October 2013 upon the resolution of these contingencies. The future minimum lease payments over the 15 year lease term are approximately $84.6 million which excludes the remaining $8.8 million of build-out costs to be paid by us. We will account for the lease as a direct financing arrangement whereby over the construction period, we will record the full cost of the facility as a capital asset, with a corresponding liability, net of approximately $10.8 million of improvements to be paid for by us during the construction period. In addition, we have posted a $15.0 million letter of credit for the facility lease for the benefit of the landlord. This amount is recorded as restricted investments on the consolidated balance sheets and will be reduced over a period of time during the duration of the lease. The letter of credit could be subject to accelerated reductions if we meet certain pre-defined financial targets.

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products. The table above does not reflect any future potential payments.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis, Lilly and Pfizer; the extent to which commercialization of JAKAFI is successful; expenditures in connection with potential exchanges of our outstanding convertible senior notes; and expenditures in connection with strategic relationships and license agreements, strategic equity investments or potential acquisitions. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and corporate debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of March 31, 2014, marketable securities were $82.6 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2014, the decline in fair value would not be material.

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

Changes in internal control over financial reporting.   There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II:    OTHER INFORMATION

Item 1.     Legal Proceedings

In March and April 2013, two lawsuits were filed in the United States District Court for the District of Delaware against us, our former chief executive officer, our former chief commercial officer, and our chief drug development and medical officer. The complaints each allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a purported class of purchasers of our stock between April 26, 2012 and August 1, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning our business and prospects relating to the commercial launch of JAKAFI. The complaints seek damages in an unspecified amount, equitable relief of an unspecified nature, and costs and expenses of litigation.  The actions were subsequently consolidated.  On February 21, 2014 the Court granted our motion to dismiss the consolidated amended complaint.  On March 31, 2014 the Court entered an order dismissing the action with prejudice.

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

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In recent years, several states and localities, including California, Connecticut, the District of Columbia, Massachusetts, Minnesota, Nevada, New Mexico, Texas, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Additionally, as part of the Patient Protection and Affordable Care Act, the federal government has enacted the Physician Payment Sunshine provisions. The Sunshine provisions require manufacturers to publicly report starting in 2014 certain payments or other transfers of value made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity. See also “—Other Risks Relating to our Business—If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business” below.

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

We have invested significant resources in the development of our most advanced drug candidates. In addition to the commercial launch of JAKAFI for the treatment of intermediate or high-risk myelofibrosis, ruxolitinib is also in Phase III clinical trials for the treatment of advanced polycythemia vera and for the treatment of advanced or metastatic pancreatic cancer, as well as in other clinical trials. Further, we have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. For example, in March 2008, we announced that we would not advance our lead CCR5 antagonist into Phase IIb trials and, in September 2011, we announced that we had discontinued development of our lead sheddase inhibitor, INCB7839, for the treatment of breast cancer. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which could adversely affect our operating results and financial condition.

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

An important element of our business strategy is to enter into collaborative or license arrangements with other parties, such as our collaborations with Novartis and Lilly for our JAK inhibitors, under which we license our drug candidates to those parties for development and commercialization or we study our drug candidates in combination with such parties’ compounds. We are evaluating strategic relationships with respect to several of our other programs and may enter into an agreement with respect to one or more of these programs in the future. However, because collaboration and license arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug candidates that are desirable to other parties, or we may be unwilling to license a drug candidate to a particular party because such party interested in it is a competitor or for other reasons. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaboration or license arrangements, we may not be able to develop and commercialize a drug product, which could adversely affect our business and our revenues.

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

In addition to the risks described above under “—Risks Relating to Our Lead Product JAKAFI—If the use of JAKAFI harms patients, or is perceived to harm patients even when such harm is unrelated to JAKAFI, our regulatory approval could be revoked or otherwise negatively impacted or we could be subject to costly and damaging product liability claims,” the conduct of clinical trials of medical products that are intended for human use entails an inherent risk of product liability. If any product that we or any of our collaborators or licensees develops causes or is alleged to cause injury during clinical trials or commercialization, we may be held liable. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities, including substantial damages to be paid to the plaintiffs and legal costs, or we may be required to limit further development and commercialization of our products. Additionally, any product liability lawsuit could cause injury to our reputation, participants and investigators to withdraw from clinical trials, and potential collaborators or licensees to seek other partners, any of which could impact our results of operations.

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

We had net losses from inception in 1991 through 1996 and in 1999 through March 31, 2014. Because of those losses, we had an accumulated deficit of $1.8 billion as of March 31, 2014. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2014 and in future periods as well.

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

As of March 31, 2014, the aggregate principal amount of our total consolidated debt was $841.6 million and our stockholders’ deficit was $162.4 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of March 31, 2014, $91.6 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, are $4.4 million. As of March 31, 2014, $375.0 million aggregate principal amount of our 0.375% convertible senior notes due 2018 was outstanding and due in November 2018. Annual interest payments for our 0.375% convertible senior notes through 2018, assuming that none of these notes are converted, repurchased or exchanged, are $1.4 million. As of March 31, 2014, $375.0 million aggregate principal amount of our 1.25% convertible senior notes due 2020 was outstanding and due in November 2020. Annual interest payments for our 1.25% convertible senior notes through 2020, assuming that none of these notes are converted, repurchased or exchanged, are $4.7 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our convertible senior notes, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived substantially all of our revenues for the three months ended March 31, 2014 and the year ended December 31, 2013 from JAKAFI product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

Biotechnology and pharmaceutical patent law outside the United States is even more uncertain and costly than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We have participated, and may in the future participate, in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.  For example, there is a patent opposition proceeding in India against our Indian patent that covers the composition of matter and use of certain Janus Kinase inhibitors, including ruxolitinib phosphate, for the treatment of myeloid proliferative disorders, cancer, immune-related diseases, skin disorders, and other diseases.  Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and allow third parties to use our proprietary technologies without a license from us or our collaborators, which may also result in loss of future royalty payments. In addition, successful challenges may jeopardize or delay our ability to enter into new collaborations or commercialize potential products, which could harm our business and results of operations.

Item 6.         Exhibits

Exhibit Number	Description of Document

10.1#

Offer of Employment Letter, dated as of January 3, 2014, from the Company to Hervé Hoppenot (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2014).

10.2#	Employment Agreement between the Company and Hervé Hoppenot dated as of January 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2014).

10.3#

Restricted Stock Unit Award Agreement between the Company and Hervé Hoppenot dated January 13, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 13, 2014).

10.4#	Form of Performance Share Award Agreement under the 2010 Stock Incentive Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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

INCYTE CORPORATION

Dated: May 1, 2014	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chief Executive Officer
(Principal Executive Officer)

Dated: May 1, 2014	By:	/s/ DAVID C. HASTINGS
David C. Hastings
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1#

Offer of Employment Letter, dated as of January 3, 2014, from the Company to Hervé Hoppenot (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2014).

10.2#	Employment Agreement between the Company and Hervé Hoppenot dated as of January 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2014).

10.3#

Restricted Stock Unit Award Agreement between the Company and Hervé Hoppenot dated January 13, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 13, 2014).

10.4#	Form of Performance Share Award Agreement under the 2010 Stock Incentive Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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