Form 10-Q
period 2014-06-30
INCYTE CORP
filed 2014-07-31
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 168,411,943 as of July 24, 2014.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2014	December 31, 2013*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$406,264	$471,429
Marketable securities—available-for-sale	102,489	37,575
Restricted investments	750	500
Accounts receivable, net	47,205	35,374
Inventory	269	406
Deferred income taxes	900	895
Prepaid expenses and other current assets	19,268	9,620

Total current assets	577,145	555,799

Restricted investments	14,250	14,500
Inventory	15,591	14,937
Property and equipment, net	55,607	26,848
Other assets, net	16,514	17,484

Total assets	$679,107	$629,568

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$27,251	$19,102
Accrued compensation	19,683	28,079
Interest payable	1,850	1,909
Accrued and other current liabilities	50,878	46,062
Deferred revenue—Collaborative agreements	12,885	12,890

Total current liabilities	112,547	108,042

Convertible senior notes	673,315	661,567
Other liabilities	44,403	26,803
Deferred income taxes	900	895
Deferred revenue—Collaborative agreements	18,940	25,369

Total liabilities	850,105	822,676

Stockholders’deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 168,376,131 and 162,984,680 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	168	163
Additional paid-in capital	1,634,621	1,541,773
Accumulated other comprehensive gain	2,080	1,993
Accumulated deficit	(1,807,867)	(1,737,037)
Total stockholders’ deficit	(170,998)	(193,108)

Total liabilities and stockholders’deficit	$679,107	$629,568

*   The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product revenues, net	$84,025	$54,099	$153,676	$102,388
Product royalty revenues	12,340	5,800	22,166	11,709
Contract revenues	3,214	41,737	13,429	58,474
Other revenues	3	39	103	181

Total revenues	99,582	101,675	189,374	172,752

Costs and expenses:
Cost of product revenues	187	157	355	308
Research and development	84,683	60,950	160,269	113,713
Selling, general and administrative	40,899	23,249	77,873	45,509

Total costs and expenses	125,769	84,356	238,497	159,530

Income (loss) from operations	(26,187)	17,319	(49,123)	13,222
Interest and other income, net	790	245	1,526	444
Interest expense	(11,406)	(10,293)	(22,849)	(22,022)
Debt exchange expense on senior note conversions	—	(9,771)	(265)	(9,771)

Loss before income taxes	$(36,803)	$(2,500)	$(70,711)	$(18,127)

Provision for income taxes	70	71	119	113

Net loss	$(36,873)	$(2,571)	$(70,830)	$(18,240)

Net loss per basic and diluted share:	$(0.22)	$(0.02)	$(0.43)	$(0.13)

Shares used in computing basic and diluted net loss per share:	167,914	142,284	166,636	138,315

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(36,873)	$(2,571)	$(70,830)	$(18,240)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	40	(6)	87	115
Other comprehensive gain (loss)	40	(6)	87	115

Comprehensive loss	$(36,833)	$(2,577)	$(70,743)	$(18,125)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(70,830)	$(18,240)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of debt discounts	19,321	15,787
Stock-based compensation	30,825	19,130
Debt exchange expense on senior note conversions	265	9,771
Excess tax benefit from stock based compensation	31	—
Changes in operating assets and liabilities:
Accounts receivable	(11,831)	43,429
Prepaid expenses and other assets	(10,494)	3,476
Inventory	(517)	(2,790)
Accounts payable	8,149	(490)
Accrued and other liabilities	(4,736)	(3,775)
Deferred revenue — Collaborative agreements	(6,434)	(33,479)
Net cash (used in) provided by operating activities	(46,251)	32,819
Cash flows from investing activities:
Capital expenditures	(11,362)	(1,447)
Maturities of marketable securities	247	(3)
Purchases of marketable securities	(65,115)	(15,010)
Net cash used in investing activities	(76,230)	(16,460)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	57,612	27,557
Excess tax benefit from stock based compensation	(31)	—
Cash paid in connection with exchange of 4.75% convertible senior notes due 2015	(265)	(9,771)
Net cash provided by financing activities	57,316	17,786
Net (decrease) increase in cash and cash equivalents	(65,165)	34,145
Cash and cash equivalents at beginning of period	471,429	224,057
Cash and cash equivalents at end of period	$406,264	$258,202

Supplemental Schedule of Cash Flow Information
Interest paid	$5,241	$9,500
Incomes taxes paid	$—	$140
Reclassification to additional paid in capital in connection with exchange of 4.75% convertible senior notes due 2015	$4,446	$118,593
Purchase of property and equipment financed by direct financing lease	$18,250	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of June 30, 2014 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three and six months ended June 30, 2014 and 2013, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2013 has been derived from audited financial statements.

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

Accounts Receivable.  As of June 30, 2014 and December 31, 2013, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the U.S. Food and Drug Administration (“FDA”) approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for approximately the next 24 to 30 months will reflect a lower average per unit cost of materials.

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. Further information about our collaborative arrangements can be found below in Note 7, License Agreements. As of June 30, 2014, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three and six months ended June 30, 2014 and 2013, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Under our clinical trial collaboration agreements, we may be reimbursed for certain development costs incurred.  Such costs are recorded as a reduction of research and development expense in the period in which the related expense is incurred.

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values on the dates of grant.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $15.5 million and $30.8 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014, respectively. We recorded $9.9 million and $19.1 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides a five-step approach to be applied to all contracts with customers.  ASU No. 2014-09 also requires expanded disclosures about revenue recognition.  ASU No. 2014-09 is effective for annual reporting periods beginning after

December 15, 2016, including interim periods.  We are currently analyzing the impact of ASU No. 2014-09 on our results of operations and, at this time, we are unable to determine the impact, if any.

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

At June 30, 2014 and December 31, 2013, our Level 2 corporate debt securities and mortgage-backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2014
Cash and cash equivalents	$406,264	$—	$—	$406,264
Corporate debt securities	—	98,729	—	98,729
Mortgage-backed securities	—	3,760	—	3,760
Total assets	$406,264	$102,489	$—	$508,753

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Cash and cash equivalents	$471,429	$—	$—	$471,429
Corporate debt securities	—	33,655	—	33,655
Mortgage-backed securities	—	3,920	—	3,920
Total assets	$471,429	$37,575	$—	$509,004

The following is a summary of our marketable security portfolio as of June 30, 2014 and December 31, 2013, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2014
Corporate debt securities	$98,758	$—	$(29)	$98,729
Mortgage backed securities	1,651	2,109	—	3,760
	$100,409	$2,109	$(29)	$102,489
December 31, 2013
Corporate debt securities	$33,685	$—	$(30)	$33,655
Mortgage backed securities	1,897	2,023	—	3,920
	$35,582	$2,023	$(30)	$37,575

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

4.     Concentration of Credit Risk

In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total Contract Revenues for the Three Months Ended June 30,		Percentage of Total Contract Revenues for the Six Months Ended June 30,
	2014	2013	2014	2013

Collaboration Partner A	0%	92%	52%	89%
Collaboration Partner B	100%	8%	48%	11%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 28% and 28% of the accounts receivable balance as of June 30, 2014 and December 31, 2013, respectively.

Our product revenues are concentrated in a limited number of specialty pharmacy customers. The concentration of credit risk related to our specialty pharmacy customers is as follows:

	Percentage of Total Net Product Revenues for the Three Months Ended June 30,		Percentage of Total Net Product Revenues for the Six Months Ended June 30,
	2014	2013	2014	2013
Customer A	29%	29%	29%	28%
Customer B	23%	19%	22%	19%
Customer C	11%	12%	11%	12%
Customer D	10%	11%	10%	11%

We are exposed to risks associated with extending credit to specialty pharmacy customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 56% and 49% of the accounts receivable balance as of June 30, 2014 and December 31, 2013, respectively.

5.     Inventory

Our inventory balance consists of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$591	$591
Work-in-process	15,000	14,346
Finished goods	269	406
	15,860	15,343
Inventories—current	269	406
Inventories—non-current	$15,591	$14,937

Inventories, stated at the lower of cost or market, consist of raw materials, work in process and finished goods. At June 30, 2014, $0.3 million of inventory was classified as current on the consolidated balance sheets as we expect this inventory to be consumed for commercial use within the next twelve months. At June 30, 2014, $15.6 million of inventory was classified as non-current on the consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain a number of inventory components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral violation of the contractual terms under which we are supplied components by a single source supplier could adversely affect our total revenues and gross margins.

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

6.     Property and Equipment

Property and equipment consists of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Office equipment	$2,332	$2,332
Laboratory equipment	20,895	20,228
Computer equipment	14,636	13,930
Leasehold improvements	2,517	2,454
Assets under construction	49,237	20,377
	89,617	59,321
Less accumulated depreciation and amortization	(34,010)	(32,473)
	$55,607	$26,848

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

Through June 30, 2014 we recorded a total of $49.2 million of assets under construction within property and equipment on our consolidated balance sheet, which consisted of the estimated fair value of the existing shell of $15.2 million prior to the build out, and a total of $34.0 million of build-out costs recorded through June 30, 2014. We have paid a total of $10.3 million through June 30, 2014 for our portion of the build out and other costs incurred through that date. The corresponding lease liability of $38.9 million is included within other liabilities on the consolidated balance sheet at June 30, 2014.

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

During the six months ended June 30, 2014, we recognized and received a $7.0 million development milestone under this agreement based on the formal initiation by Novartis of a Phase II clinical trial evaluating INC280 in non-small cell lung cancer.  In 2013, we recognized and received a $25.0 million development milestone payment under this agreement based on the formal initiation by Novartis of a Phase II clinical trial evaluating INC280. In 2012, we recognized and received a $40.0 million regulatory milestone payment under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of Jakavi. In 2011, we recognized and received a $15.0 million development milestone payment under this agreement for the achievement of a predefined milestone in the Phase I dose-escalation trial for INC280 in patients with solid tumors and a $10.0 million regulatory milestone payment for the JAKAFI approval in the United States. We determined the 2014, 2013, 2012 and 2011 milestones to be substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future ruxolitinib net sales outside of the United States. In addition, should Novartis receive reimbursement and pricing approval for ruxolitinib in a specified number of countries, we will be obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of INC280 after the initial Phase I clinical trial, which has been completed.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the condensed consolidated balance sheet. These costs were recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At June 30, 2014 and December 31, 2013, $0.9 million and $1.7 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three and six months ended June 30, 2014   were net of $1.1 million and $2.2 million, respectively, of costs reimbursed by Novartis. Research and development expenses for the three and six months ended June 30, 2013 were net of $1.0 million and $1.9 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $0.0 million and $7.0 million for the three and six months ended June 30, 2014, respectively. Contract revenue under the Novartis agreement was $38.5 million and $52.0 million for the three and six months ended June 30, 2013, respectively.

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

We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co-development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016, our estimated performance period under the agreement. Reimbursable costs incurred after the effective date with Lilly will be recorded net against the related research and development expenses. At June 30, 2014 and December 31, 2013, $0.0 million of reimbursable costs were included in accounts receivable on the consolidated balance sheet. Contract revenue under the Lilly agreement was $3.2 million and $6.4 million, respectively, for each of the three and six months ended June 30, 2014 and 2013.

8.     Stock compensation

We recorded $15.5 million and $30.8 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014, respectively. We recorded $9.9 million and $19.1 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013, respectively.

Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $8.5 million, $16.8 million, $6.7 million and $13.2 million for the three and six months ended June 30, 2014 and 2013, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $7.0 million, $14.0 million, $3.2 million and $5.9 million for the three and six months ended June 30, 2014 and 2013, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Average risk-free interest rates	1.32%	0.72%	1.20%	0.57%	0.47%	0.36%	0.52%	0.26%
Average expected life (in years)	5.01	4.71	4.55	4.25	0.50	0.50	0.50	0.50
Volatility	52%	47%	50%	47%	42%	45%	52%	43%
Weighted-average fair value (in dollars)	22.69	8.91	25.95	7.10	7.87	3.11	9.13	3.33

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

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2013	5,376,614	20,123,089	$15.16
Shares added	3,400,000	—	—
Options granted	(1,599,955)	1,599,955	61.15
RSUs and PSUs granted	(780,832)	780,832	—
Options exercised	—	(4,710,321)	11.49
Options cancelled	107,682	(107,682)	23.36
RSUs cancelled	1,607	(1,607)	—
Balance at June 30, 2014	6,505,116	17,684,266	$20.48
Exercisable, June 30, 2014	—	10,924,470	$14.11

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock. We granted a total of 332,472 RSUs during the six months ended June 30, 2014 which will cliff vest in three years and will be recognized as stock compensation expense over this period.  Also, in January 2014, Hervé Hoppenot, our new President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement.

We granted a total of 48,360 PSUs during the six months ended June 30, 2014.  The PSUs contain performance conditions which are not deemed probable of achievement at June 30, 2014, therefore, no stock compensation expense has been recognized during the six months ended June 30, 2014 for these awards.  We will begin to recognize stock compensation expense for these awards if the performance conditions are deemed probable of achievement.  The actual number of shares of our common stock into which each PSU may convert are subject to a multiplier of up to 125% based on the level at which the performance conditions are achieved.

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options and RSUs.  Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options and RSUs granted but not yet vested, as of June 30, 2014, was $70.2 million, for which the cost of the options and RSUs are expected to be recognized over the weighted average period of 3.0 years.  Total compensation cost of PSUs granted but not yet vested, as of June 30, 2014, was $3.1 million which will begin to be recognized should the performance conditions be deemed probable of occurrence.

9.     Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount
Debt	2014 Interest Rates June 30	Maturities	June 30, 2014	December 31, 2013
4.75% Convertible Senior Notes due 2015	4.75%	2015	$83,051	$84,193
0.375% Convertible Senior Notes due 2018	0.375%	2018	307,807	301,037
1.25% Convertible Senior Notes due 2020	1.25%	2020	282,457	276,337
Less current portion			—	—
			$673,315	$661,567

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.75% Convertible Senior Notes due 2015	$83,051	$587,495	$84,193	$556,272
0.375% Convertible Senior Notes due 2018	307,807	499,219	301,037	448,350
1.25% Convertible Senior Notes due 2020	282,457	505,080	276,337	454,913
	$673,315	$1,591,794	$661,567	$1,459,535

The fair values of the 4.75% Convertible Senior Notes due 2015 (the “2015 Notes”), the 0.375% Convertible Senior Notes due 2018 (the “2018 Notes”) and the 1.25% Convertible Senior Notes due 2020 (the “2020 Notes”) are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, these convertible notes are classified within Level 2 in the fair value hierarchy. During the six months ended June 30, 2014, we entered into a negotiated agreement with a holder of the 2015 Notes pursuant to which the holder agreed to exchange $4.9 million aggregate principal amount of the 2015 Notes for the shares of our stock into which the 2015 Notes were convertible, aggregating 0.6 million shares, and $0.3 million in cash. We recorded $0.3 million in debt exchange expense on senior note conversions for the six months ended June 30, 2014.

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

The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	2014	2013
Outstanding employee awards	17,684,266	23,698,488
Common shares issuable upon conversion of 2015 Notes	10,441,728	29,207,639
Common shares issuable upon conversion of 2018 Notes	7,245,263	—
Common shares issuable upon conversion of 2020 Notes	7,245,263	—
Common shares issuable upon conversion of Pfizer Note (1)	—	1,025,641
Total potential common shares excluded from diluted net loss per share computation	42,616,520	53,931,768

(1)         In August 2013, the holder of the Pfizer Note elected to convert the $10.0 million principal amount into 1,025,641 shares of common stock.

11.    Subsequent event

In July 2014, we earned a $25.0 million milestone from Novartis in connection with the approval of JAKAVI (ruxolitinib) in Japan for the treatment of patients with myelofibrosis. We will record this amount as contract revenue in the three months ended September 30, 2014.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2014 should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2013 previously filed with the SEC.

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

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary small molecule drugs to treat serious unmet medical needs. We began our drug discovery and development operations in 2001, and our research efforts are primarily in oncology, where we believe our expertise in target selection, medicinal chemistry, and preclinical and clinical development can be most effectively leveraged.  In November 2011, JAKAFI® (ruxolitinib) became commercially available in the United States as a treatment for patients with intermediate or high-risk myelofibrosis (MF), a rare, life-threatening blood cancer. JAKAFI is marketed in the United States through our own specialty sales force and commercial team. Under our collaboration agreement with Novartis International Pharmaceutical Ltd., Novartis received exclusive development and commercialization rights to ruxolitinib outside of the United States for all hematologic and oncologic indications and sells ruxolitinib outside of the United States under the name JAKAVI®.

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

We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK1 or JAK1 and JAK2. JAKAFI is our most advanced compound in our JAK program. It is an oral JAK1 and JAK2 inhibitor and was approved by the U.S. Food and Drug Administration (FDA) in November 2011 as a treatment for patients with intermediate or high-risk MF, which includes primary MF, post-polycythemia vera MF and post-essential thrombocythemia MF. We estimate there are between 16,000 and 18,500 patients with MF in the United States. Based on the modern prognostic scoring systems referred to as International Prognostic Scoring System and Dynamic International Prognostic Scoring System, we believe intermediate and high-risk patients represent 80 percent to 90 percent of all patients with MF in the United States and encompass patients over the age of 65, or patients who have or have ever had any of the following: anemia, constitutional symptoms, elevated white blood cell or blast counts, or platelet counts less than 100,000 per microliter of blood.

JAKAFI was the first FDA-approved JAK inhibitor for any indication and the first product approved for use in MF. The FDA has also granted JAKAFI orphan drug status for MF as well as polycythemia vera (PV) and essential thrombocythemia. The European Commission has also granted the compound orphan drug status for MF. In August 2012, the European Commission approved JAKAVI for the treatment of disease-related splenomegaly or symptoms in adult patients with primary MF (also known as chronic idiopathic MF), post-polycythemia vera MF or post-essential thrombocythemia MF. We have retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development and commercial milestones and royalties from product sales outside the United States. We hold patents that cover the formulation and use of ruxolitinib through 2026, excluding potential patent term extensions.

We believe ruxolitinib may have potential as a treatment for other cancers. Several additional clinical programs are ongoing, including a global Phase III program in patients with advanced PV, a Phase III program in advanced or metastatic pancreatic cancer and three proof-of-concept Phase II trials in breast, colorectal and non-small cell lung cancer. In June 2014, we presented full results from RESPONSE, the registration trial for PV being conducted under a special protocol assessment (SPA) agreement with the FDA.  The trial, comparing ruxolitinib to best available therapy, met its primary endpoint of achieving phlebotomy independence and reducing spleen size by 35 percent or more.  The safety profile of ruxolitinib was generally consistent with previous studies.  Global submissions seeking regulatory approval of ruxolitinib in PV, for the treatment of patients with PV who are resistant to or intolerant of hydroxyurea, are underway and the supplemental New Drug Application (sNDA) for ruxolitinib in PV was submitted to the FDA in June 2014.

In July 2014, we announced that the RELIEF trial measuring disease-related symptoms in patients with PV did not meet its primary endpoint of the proportion of subjects achieving at least a  50% reduction in a cluster of PV-related symptoms at week 16 compared to baseline, although positive trends in favor of ruxolitinib versus continued hydroxyurea were observed. Further analyses of RELIEF are underway to evaluate what factors may have contributed to a symptom control rate for patients on stable doses of hydroxyurea that was significantly higher than that seen in the best available therapy control arm of the RESPONSE trial, and which led to an underpowering of the RELIEF study.  Data from the RELIEF trial was not included in, nor required for, the polycythemia vera sNDA submission.

Full results from the Phase II proof-of-concept trial of ruxolitinib in patients with refractory metastatic pancreatic cancer were also presented in June 2014 and suggest a demonstrable survival benefit in a pre-specified subgroup of patients with elevated C-reactive protein (CRP). The Company and the FDA have agreed on an SPA for a registration trial for advanced or metastatic pancreatic cancer. Under the SPA, the Phase III trial can be limited to patients with elevated CRP and there is no requirement to develop a companion diagnostic. The Phase III program includes a second nearly identical Phase III trial. The first trial initiated in March 2014, and the second trial initiated in June 2014. The FDA has granted orphan status for ruxolitinib for the treatment of pancreatic cancer.

Elevated CRP has negative prognostic significance in many tumor types, and we believe that JAK inhibition may represent a new treatment approach for other solid tumors. To test this hypothesis, we have initiated three blinded proof-of-concept Phase II trials evaluating ruxolitinib in non-small cell lung cancer, breast cancer and colorectal cancer. The primary endpoint for each trial will be overall survival.

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

We have a wholly owned portfolio of JAK1 inhibitors. Our lead JAK1 inhibitor, INCB39110, has completed proof-of-concept studies in patients with psoriasis and rheumatoid arthritis and is in an ongoing proof-of-concept study in patients with myelofibrosis. While the results of the psoriasis and rheumatoid arthritis studies were positive, for strategic reasons, we are pursuing oncologic indications with INCB39110.  The clinical program to evaluate INCB39110 in solid tumors is planned to start with two blinded proof-of-concept Phase II trials in non-small cell lung cancer.  The first trial initiated in the second quarter of 2014.  Both trials are designed with overall survival as the primary endpoint.  In addition, we have a second JAK1 inhibitor, INCB47986, in a Phase II trial in patients with rheumatoid arthritis. Based on recent preclinical toxicological findings, we have proactively placed clinical trials of INCB47986 on hold while additional preclinical study data are gathered. These preclinical findings have not been observed in any other of our JAK inhibitor programs.

We have an oral IDO1 inhibitor, INCB24360, which belongs to a new class of agents known as immuno-oncology agents. IDO1 is an enzyme whose increased levels in multiple solid tumor types are associated with decreased survival. IDO1 inhibition shifts the immune system from an immunosuppressive state to an activated state, allowing the body to mount a more effective anti-tumor immune response. While preclinical data suggest that IDO1 inhibition can provide anti-tumor effects as monotherapy, based on the significant synergy exhibited in combination with checkpoint inhibitors as well as emerging clinical data, we believe that the optimal development strategy for our IDO1 inhibitor is in combination with other immuno-oncology therapies. Accordingly, and as a result of no evidence of efficacy advantage over the tamoxifen control group in the INCB24360 open label monotherapy ovarian cancer trial, we have decided to discontinue this trial. The Phase I/II dosing-ranging trial of INCB24360 in combination with ipilimumab for metastatic melanoma is ongoing.

We also have four clinical trial agreements in place to evaluate the safety and efficacy of INCB24360 in combination with four different checkpoint inhibitors: Merck’s investigational anti-PD-1 immunotherapy, pembrolizumab; MedImmune’s investigational anti-PD-L1 immunotherapy, MEDI4736; Bristol-Myers Squibb’s investigational anti-PD-1 immunotherapy, nivolumab; and Genentech’s investigational anti-PD-L1 immunotherapy, MPDL3280A. These four agreements are non-exclusive and involve multiple tumor types, including non-small cell lung, melanoma, ovarian, colorectal, squamous cell carcinoma of the head and neck, pancreatic and diffuse large B-cell lymphoma.  The Phase I/II trial of INCB24360 in combination with pembrolizumab has been initiated.

We have other orally available small molecule compounds that are in various stages of clinical development, including a PI3K-delta inhibitor, INCB40093, which is in Phase I clinical development in patients with B-lymphoid malignancies, and we have initiated a combination study of this compound with our JAK1 inhibitor INCB39110 in the same patient group.

We have a number of programs in preclinical development, and we intend to continue our investment in drug discovery to expand our pipeline.

Our current pipeline includes the following compounds:

Target/Drug Compound	Indication	Status
ONCOLOGY
JAK1 and JAK2
JAKAFI(1)	Intermediate or High-Risk Myelofibrosis(7)	FDA Approved—Marketed
Ruxolitinib(1)	Polycythemia Vera	Phase III — sNDA Submitted
Ruxolitinib(1)	Pancreatic Cancer	Phase III
Ruxolitinib(1)	Advanced Malignancies	Phase I
Ruxolitinib(1)	Breast Cancer	Phase II
Ruxolitinib(1)	Non-Small Cell Lung Cancer	Phase II
Ruxolitinib(1)	Colorectal Cancer	Phase II
JAK1
INCB39110	Advanced Malignancies	Phase I
	Non-Small Cell Lung Cancer	Phase II

PI3K-delta
INCB40093	B-lymphoid Malignancies	Phase I
JAK1+PI3K-delta
INCB39110+INCB40093	B-lymphoid Malignancies	Phase I
IDO1
INCB24360	Metastatic Melanoma	Phase II
INCB24360(2)	Non-Small Cell Lung Cancer	Phase I/II
c-MET
INC280(3)	Solid Tumors	Phase II
	Hepatocellular Carcinoma	Phase II
	Non-Small Cell Lung Cancer	Phase II
INFLAMMATION
JAK1 and JAK2
Baricitinib(4)	Rheumatoid Arthritis	Phase III
Baricitinib(5)	Psoriasis	Phase IIb
Baricitinib(6)	Diabetic Nephropathy	Phase II
JAK1
INCB47986	Rheumatoid Arthritis	Phase II

(1)                                 We licensed rights outside the United States to Novartis and retained U.S. rights.

(2)                                 In combination with Merck’s investigational anti-PD-1 immunotherapy, pembrolizumab (MK-3475).

(3)                                 We licensed worldwide rights to Novartis and retained co-development and co-promotion options.

(4)                                 We licensed worldwide rights to Lilly, have elected to co-develop with Lilly, and retained a co-promotion option.

(5)                                We licensed worldwide rights to Lilly and retained a co-promotion option.

(6)                                 We licensed worldwide rights to Lilly and retained co-development and co-promotion options.

(7)                                 Several clinical trials in patients with myelofibrosis are ongoing, including long-term extension studies, alternative dosing studies, joint global trials with Novartis and trials in patients with low platelet counts.

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of June 30, 2014, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three and six months ended June 30, 2014 and 2013, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Under our clinical trial collaboration agreements, we may be reimbursed for certain development costs incurred.  Such costs are recorded as a of reduction research and development expense in the period in which the related expense is incurred.

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values on the dates of grant.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $15.5 million and $30.8 million of stock compensation expense for the three and six months ended June 30, 2014, respectively.  We recorded $9.9 million and $19.1 million of stock compensation expense for the three and six months ended June 30, 2013, respectively.

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

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for approximately the next 24 to 30 months will reflect a lower average per unit cost of materials.

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

We determined the embedded conversion options in the 0.375% convertible senior notes due 2018 (the 2018 Notes) and the 1.25% convertible senior notes due 2020 (the 2020 Notes) are not required to be separately accounted for as derivatives. However, since the 2018 Notes and the 2020 Notes can be settled in cash or common shares or a combination of cash and common shares at our option, we are required to separate the 2018 Notes and 2020 Notes into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of the 2018 Notes and 2020 Notes using the effective interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification for contracts in an entity’s own equity.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides a five-step approach to be applied to all contracts with customers.  ASU No. 2014-09 also requires expanded disclosures about revenue recognition.  ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods.  We are currently analyzing the impact of ASU No. 2014-09 on our results of operations and, at this time, we are unable to determine the impact, if any.

Results of Operations

We recorded a net loss of $36.9 million and basic and diluted net loss per share of $0.22 for the three months ended June 30, 2014, as compared to a net loss of $2.6 million and basic and diluted net loss per share of $0.02 in the corresponding period in 2013.  We recorded a net loss of $70.8 million and basic and diluted net loss per share of $0.43 for the six months ended June 30, 2014, as compared to a net loss of $18.2 million and basic and diluted net loss per share of $0.13 in the corresponding period in 2013.

Revenues.

	For the three months ended, June 30,		For the six months ended, June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Product revenues, net	$84.0	$54.1	$153.7	$102.4
Product royalty revenues	12.3	5.8	22.2	11.7
Contract revenues	3.2	41.7	13.4	58.5
Other revenues	0.1	0.1	0.1	0.2
Total revenues	$99.6	$101.7	$189.4	$172.8

Our product revenues, net from JAKAFI for the three and six months ended June 30, 2014, were $84.0 million and $153.7 million, respectively. Our product revenues, net from JAKAFI for the three and six months ended June 30, 2013, were $54.1 million and $102.4 million, respectively. Product revenues from the sale of JAKAFI are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the six months ended June 30, 2014:

Six Months Ended June 30, 2014	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2014	$803	$3,435	$108	$292	$4,638
Allowances for current period sales	4,612	13,738	413	544	19,307
Allowances for prior period sales	(9)	(188)			(197)
Credits/payments for current period sales	(3,967)	(9,428)	(364)	(226)	(13,985)
Credits/payments for prior period sales	(274)	(2,358)	(61)	(163)	(2,856)
Balance at June 30, 2014	$1,165	$5,199	$96	$447	$6,907

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the three and six months ended June 30, 2014, were $12.3 million and $22.2 million, respectively.  Our net product royalty revenues for the three and six months ended June 30, 2013, were $5.8 million and $11.7 million, respectively.

Our contract revenues were $3.2 million and $13.4 million for the three and six months ended June 30, 2014, respectively.

Our contract revenues were $41.7 million and $58.5 million for the three and six months ended June 30, 2013, respectively. Contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods as well as milestone payments earned during the periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010. The decrease in contract revenues for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 relates to the Novartis upfront payment received under our collaboration being fully amortized at December 31, 2013 as the performance obligation was substantially complete at that time.  For the six months ended June 30, 2014 contract revenues included a $7.0 million milestone payment from Novartis for INC280.  For the three and six months ended June 30, 2013 contract revenues included a $25.0 million milestone payment from Novartis for INC280.

Cost of Product Revenues

We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At June 30, 2014, inventory with $3.7 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre- commercialization inventory over the next 24 to 30 months; however, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future JAKAFI sales, and the ability to utilize inventory prior to its expiration date. As a result, cost of product revenues for approximately the next 24 to 30 months will reflect a lower average per unit cost of materials. Cost of product revenues was $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively. Cost of product revenues was $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively. We expect future cost of product revenues to range in the mid-single digits as a percentage of net product sales subsequent to the utilization of all of the remaining pre-launch inventory.

Operating Expenses.

Research and development expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Salary and benefits related	$21.0	$16.8	$42.2	$33.9
Stock compensation	8.5	6.7	16.8	13.2
Clinical research and outside services	46.9	30.2	85.4	53.0
Occupancy and all other costs	8.3	7.2	15.9	13.6

Total research and development expenses	$84.7	$60.9	$160.3	$113.7

We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and six months ended June 30, 2013 to three and six months ended June 30, 2014 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014 was primarily the result of increased development costs to advance our clinical pipeline. Research and development expenses for the three and six months ended June 30, 2014 and 2013 were net of $1.3 million, $2.4 million, $1.0 million and $1.9 million, respectively, of costs reimbursed by our collaborative partners. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

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

Selling, general and administrative expenses.

	For the three months ended, June 30,		For the six months ended, June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Salary and benefits related	$12.0	$7.8	$24.7	$16.1
Stock compensation	7.0	3.2	14.0	5.9
Other contract service and outside costs	21.9	12.2	39.2	23.5

Total selling, general and administrative expenses	$40.9	$23.2	$77.9	$45.5

Salary and benefits related expense increased from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014 due to increased headcount. This increased headcount was due to the commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of increased marketing activities for JAKAFI for intermediate or high-risk myelofibrosis and preparation for the anticipated launch in polycythemia vera.

Interest Expense.    Interest expense for the three and six months ended June 30, 2014 was $11.4 million and $22.8 million, respectively as compared to $10.3 million and $22.0 million, respectively, for the same periods in 2013.  Included in interest expense for the three and six months ended June 30, 2014, were $8.9 million and $17.7 million, respectively, of non-cash charges to amortize the discounts on our 4.75% convertible senior notes due 2015 (the 2015 Notes), the 2018 Notes and the 2020 Notes as compared to $6.2 million and $13.2 million, respectively, for the same periods in 2013.

Debt exchange expense on senior note conversions.  Debt exchange expense on senior note conversions for the three and six months ended June 30, 2014, was $0.0 million and $0.3 million, respectively, and was related to the exchange of $4.9 million in aggregate principal amount of our 2015 Notes for the underlying shares of common stock and cash.   Debt exchange expense for the three and six months ended June 30, 2013, was $9.8 million and was related to the exchange of $143.7 million aggregate principal amount of 2015 Notes for the underlying shares of common stock and cash.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through June 30, 2014. Because of those losses, we had an accumulated deficit of $1.8 billion as of June 30, 2014. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At June 30, 2014, we had available cash, cash equivalents and marketable securities of $508.8 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government agency and non-agency mortgage-backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $46.3 million for the six months ended June 30, 2014, compared to $32.8 million provided by operating activities for the six months ended June 30, 2013.  The $79.1 million decrease was due primarily to our higher net loss and changes in accounts receivable.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash used in investing activities was $76.2 million for the six months ended June 30, 2014, which represented purchases of marketable securities of $65.1 million and capital expenditures of $11.4 million offset in part by maturities of marketable securities of $0.2 million.  Net cash used in investing activities was $16.5 million for the six months ended June 30, 2013, which represented a certificate of deposit purchase of $15.0 million and capital expenditures of $1.5 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, strategic equity investments and acquisitions.

Net cash provided by financing activities was $57.3 million for the six months ended June 30, 2014, primarily representing proceeds from the issuance of common stock under our stock plans and employee stock purchase plan. Net cash provided by financing activities was $17.8 million for the six months ended June 30, 2013, primarily representing proceeds from the issuance of common stock under our stock plans and employee stock purchase plan offset in part by $9.8 million of cash paid in connection with the conversion of $143.7 million aggregate principal amount of our 4.75% convertible senior notes due 2015.

The following summarizes our significant contractual obligations as of June 30, 2014 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible senior debt	$841.6	$—	$91.6	$375.0	$375.0
Interest on convertible senior debt	43.4	10.5	14.4	11.5	7.0
Non-cancelable lease obligations:
Related to current corporate headquarters	3.8	3.8	—	—	—
Related to new corporate headquarters	89.4	7.5	10.8	10.8	60.3
Total contractual obligations	$978.2	$21.8	$116.8	$397.3	$442.3

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

The lease agreement became effective in October 2013 upon the resolution of these contingencies. The future minimum lease payments over the 15 year lease term are approximately $84.6 million, which excludes the remaining $4.8 million of build-out costs to be paid by us. We will account for the lease as a direct financing arrangement whereby over the construction period, we will record the full cost of the facility as a capital asset, with a corresponding liability, net of approximately $10.8 million of improvements to be paid for by us during the construction period. In addition, we have posted a $15.0 million letter of credit for the facility lease for the benefit of the landlord. This amount is recorded as restricted investments on the consolidated balance sheets and will be reduced over a period of time during the duration of the lease. The letter of credit could be subject to accelerated reductions if we meet certain pre-defined financial targets.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and corporate debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of June 30, 2014, marketable securities were $102.5 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2014, the decline in fair value would not be material.

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

Changes in internal control over financial reporting.   There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended June 30, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture them according to our schedule and specifications. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all. Also, required raw materials may only be available from a limited number of suppliers and, in the case of JAKAFI, are currently supplied by a single source. As noted above, generally, we have a single source or a limited number of suppliers that are qualified to supply each of the API and finished product of JAKAFI and our other drug candidates. If any of these  suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed.

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

We had net losses from inception in 1991 through 1996 and in 1999 through June 30, 2014. Because of those losses, we had an accumulated deficit of $1.8 billion as of June 30, 2014. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2014 and in future periods as well.

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

•                  the acquisition  of businesses, technologies, or compounds, or the licensing of technologies or compounds, if any;

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

As of June 30, 2014, the aggregate principal amount of our total consolidated debt was $841.6 million and our stockholders’ deficit was $171.0 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of June 30, 2014, $91.6 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, are $4.4 million. As of June 30, 2014, $375.0 million aggregate principal amount of our 0.375% convertible senior notes due 2018 was outstanding and due in November 2018. Annual interest payments for our 0.375% convertible senior notes through 2018, assuming that none of these notes are converted, repurchased or exchanged, are $1.4 million. As of June 30, 2014, $375.0 million aggregate principal amount of our 1.25% convertible senior notes due 2020 was outstanding and due in November 2020. Annual interest payments for our 1.25% convertible senior notes through 2020, assuming that none of these notes are converted, repurchased or exchanged, are $4.7 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our convertible senior notes, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived substantially all of our revenues for the six months ended June 30, 2014 and the year ended December 31, 2013 from JAKAFI product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

Item 6.   Exhibits

Exhibit Number	Description of Document

10.1#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2014).

10.2#	Form of Nonstatutory Stock Option Agreement for Executive Officers under the 2010 Stock Incentive Plan.

10.3#	Form of Incentive Stock Option Agreement for Executive Officers under the 2010 Stock Incentive Plan.

10.4#	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan.

10.5#	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan.

10.6#	Form of Restricted Stock Unit Agreement under the 2010 Stock Incentive Plan.

10.7	Tenth Amendment of Lease, dated April 11, 2014, by and between E. I. DuPont de Nemours and Company and the Company.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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

INCYTE CORPORATION

Dated: July 31, 2014	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chief Executive Officer
(Principal Executive Officer)

Dated: July 31, 2014	By:	/s/ DAVID C. HASTINGS
David C. Hastings
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2014).

10.2#	Form of Nonstatutory Stock Option Agreement for Executive Officers under the 2010 Stock Incentive Plan.

10.3#	Form of Incentive Stock Option Agreement for Executive Officers under the 2010 Stock Incentive Plan.

10.4#	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan.

10.5#	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan.

10.6#	Form of Restricted Stock Unit Agreement under the 2010 Stock Incentive Plan.

10.7	Tenth Amendment of Lease, dated April 11, 2014, by and between E. I. DuPont de Nemours and Company and the Company.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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