Form 10-Q
period 2014-09-30
INCYTE CORP
filed 2014-10-30
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 0-27488

INCYTE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3136539
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1801 Augustine Cut-Off Wilmington, DE 19803	19803
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 168,941,857 as of October 23, 2014.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2014	December 31, 2013*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$382,004	$471,429
Marketable securities—available-for-sale	150,355	37,575
Restricted investments	500	500
Accounts receivable, net	109,599	35,374
Inventory	402	406
Deferred income taxes	775	895
Prepaid expenses and other current assets	18,979	9,620

Total current assets	662,614	555,799

Restricted investments	14,125	14,500
Inventory	17,529	14,937
Property and equipment, net	75,258	26,848
Other assets, net	15,739	17,484

Total assets	$785,265	$629,568

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$26,605	$19,102
Accrued compensation	26,481	28,079
Interest payable	4,456	1,909
Accrued and other current liabilities	54,236	46,062
Deferred revenue—Collaborative agreements	12,882	12,890

Total current liabilities	124,660	108,042

Convertible senior notes	681,313	661,567
Other liabilities	52,382	26,803
Deferred income taxes	775	895
Deferred revenue—Collaborative agreements	15,726	25,369

Total liabilities	874,856	822,676

Stockholders’deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 168,851,082 and 162,984,680 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	169	163
Additional paid-in capital	1,656,901	1,541,773
Accumulated other comprehensive gain	1,914	1,993
Accumulated deficit	(1,748,575)	(1,737,037)
Total stockholders’ deficit	(89,591)	(193,108)

Total liabilities and stockholders’deficit	$785,265	$629,568

*   The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product revenues, net	$97,837	$60,201	$251,513	$162,589
Product royalty revenues	12,093	8,184	34,259	19,893
Contract revenues	88,214	16,737	101,643	75,211
Other revenues	3	1	107	182

Total revenues	198,147	85,123	387,522	257,875

Costs and expenses:
Cost of product revenues	221	155	576	463
Research and development	88,537	71,704	248,806	185,417
Selling, general and administrative	39,446	26,447	117,320	71,956

Total costs and expenses	128,204	98,306	366,702	257,836

Income (loss) from operations	69,943	(13,183)	20,820	39
Interest and other income, net	885	385	2,410	829
Interest expense	(11,463)	(7,699)	(34,312)	(29,720)
Debt exchange expense on senior note conversions	—	(1,491)	(265)	(11,262)

Income (loss) before income taxes	$59,365	$(21,988)	$(11,347)	$(40,114)

Provision for income taxes	72	49	191	162

Net income (loss)	$59,293	$(22,037)	$(11,538)	$(40,276)

Net income (loss) per share:
Basic	$0.35	$(0.14)	$(0.07)	$(0.28)
Diluted	$0.33	$(0.14)	$(0.07)	$(0.28)

Shares used in computing net income (loss) per share:
Basic	168,592	155,067	167,288	143,899
Diluted	189,046	155,067	167,288	143,899

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$59,293	$(22,037)	$(11,538)	$(40,276)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities, net of tax	(166)	15	(79)	130
Other comprehensive gain (loss)	(166)	15	(79)	130

Comprehensive income (loss)	$59,127	$(22,022)	$(11,617)	$(40,146)

See accompanying notes.

INCYTE CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(11,538)	$(40,276)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of debt discounts	29,192	20,355
Stock-based compensation	46,253	28,577
Debt exchange expense on senior note conversions	265	11,262
Excess tax benefit from stock based compensation	(74)	—
Changes in operating assets and liabilities:
Restricted cash	375	—
Accounts receivable	(74,225)	37,754
Prepaid expenses and other assets	(10,078)	2,644
Inventory	(2,588)	(6,554)
Accounts payable	7,503	4,251
Accrued and other liabilities	6,102	13,075
Deferred revenue — Collaborative agreements	(9,651)	(50,219)
Net cash (used in) provided by operating activities	(18,464)	20,869
Cash flows from investing activities:
Capital expenditures	(22,021)	(2,236)
Purchases of marketable securities	(113,281)	(15,024)
Maturities of marketable securities	381	(203)
Net cash used in investing activities	(134,921)	(17,463)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	64,151	55,921
Excess tax benefit from stock based compensation	74	—
Cash paid in connection with exchange of 4.75% convertible senior notes due 2015	(265)	(11,262)
Net cash provided by financing activities	63,960	44,659
Net (decrease) increase in cash and cash equivalents	(89,425)	48,065
Cash and cash equivalents at beginning of period	471,429	224,057
Cash and cash equivalents at end of period	$382,004	$272,122

Supplemental Schedule of Cash Flow Information
Interest paid	$5,245	$9,500
Incomes taxes paid	$167	$140
Reclassification to additional paid in capital in connection with conversion of Pfizer convertible subordinated note due 2014	$—	$9,373
Reclassification to additional paid in capital in connection with exchange of 4.75% convertible senior notes due 2015	$4,656	$149,915
Purchase of property and equipment financed by direct financing lease	$26,815	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of September 30, 2014 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three and nine months ended September 30, 2014 and 2013, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2013 has been derived from audited financial statements.

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

Cash and Cash Equivalents.  Cash and cash equivalents are held in banks or in custodial accounts. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash.

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

Accounts Receivable.  As of September 30, 2014 and December 31, 2013, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the U.S. Food and Drug Administration (“FDA”) approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for approximately the next 24 to 27 months will reflect a lower average per unit cost of materials.

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

Net Income (Loss)Per Share.  Our basic and diluted income (losses) per share are calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during all periods presented. Options to purchase stock and shares issuable upon the conversion of convertible debt are included in diluted earnings per share calculations, unless the effects are anti-dilutive.

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. Further information about our collaborative arrangements can be found below in Note 7, License Agreements. As of September 30, 2014, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three and nine months ended September 30, 2014 and 2013, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values on the dates of grant.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $15.5 million and $46.3 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively. We recorded $9.5 million and $28.6 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013, respectively.

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

At September 30, 2014 and December 31, 2013, our Level 2 corporate debt securities and mortgage-backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2014
Cash and cash equivalents	$382,004	$—	$—	$382,004
Corporate debt securities	—	146,697	—	146,697
Mortgage-backed securities	—	3,658	—	3,658
Total assets	$382,004	$150,355	$—	$532,359

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Cash and cash equivalents	$471,429	$—	$—	$471,429
Corporate debt securities	—	33,655	—	33,655
Mortgage-backed securities	—	3,920	—	3,920
Total assets	$471,429	$37,575	$—	$509,004

The following is a summary of our marketable security portfolio as of September 30, 2014 and December 31, 2013, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2014
Corporate debt securities	$146,920	$—	$(223)	$146,697
Mortgage backed securities	1,517	2,141	—	3,658
	$148,437	$2,141	$(223)	$150,355
December 31, 2013
Corporate debt securities	$33,685	$—	$(30)	$33,655
Mortgage backed securities	1,897	2,023	—	3,920
	$35,582	$2,023	$(30)	$37,575

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

4.     Concentration of Credit Risk

In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total Contract Revenues for the Three Months Ended September 30,		Percentage of Total Contract Revenues for the Nine Months Ended September 30,
	2014	2013	2014	2013

Collaboration Partner A	96%	81%	91%	87%
Collaboration Partner B	4%	19%	9%	13%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 66% and 28% of the accounts receivable balance as of September 30, 2014 and December 31, 2013, respectively.

Our product revenues are concentrated in a limited number of specialty pharmacy customers. The concentration of credit risk related to our specialty pharmacy customers is as follows:

	Percentage of Total Net Product Revenues for the Three Months Ended September 30,		Percentage of Total Net Product Revenues for the Nine Months Ended September 30,
	2014	2013	2014	2013
Customer A	29%	29%	29%	29%
Customer B	23%	15%	22%	17%
Customer C	10%	12%	10%	11%
Customer D	8%	10%	10%	11%

We are exposed to risks associated with extending credit to specialty pharmacy customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 25% and 49% of the accounts receivable balance as of September 30, 2014 and December 31, 2013, respectively.

5.     Inventory

Our inventory balance consists of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$591	$591
Work-in-process	16,938	14,346
Finished goods	402	406
	17,931	15,343
Inventories—current	402	406
Inventories—non-current	$17,529	$14,937

Inventories, stated at the lower of cost or market, consist of raw materials, work in process and finished goods. At September 30, 2014, $0.4 million of inventory was classified as current on the consolidated balance sheets as we expect this inventory to be consumed for commercial use within the next twelve months. At September 30, 2014, $17.5 million of inventory was classified as non-current on the consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain a number of inventory components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral violation of the contractual terms under which we are supplied components by a single source supplier could adversely affect our total revenues and gross margins.

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

6.     Property and Equipment

Property and equipment consists of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Office equipment	$2,469	$2,332
Laboratory equipment	21,384	20,228
Computer equipment	15,458	13,930
Leasehold improvements	2,517	2,454
Assets under construction	68,313	20,377
	110,141	59,321
Less accumulated depreciation and amortization	(34,883)	(32,473)
	$75,258	$26,848

In 2013, we entered into a lease agreement for a new corporate headquarters, which consists of approximately 190,000 square feet of laboratory and office space located in Wilmington, Delaware. The term of this lease is 15 years from the date of commencement. The lease commenced on October 1, 2014 with a monthly lease rate of $0.5 million for the first 10 years of the lease with the monthly lease rate increasing annually during the last five years of lease.

We will account for the lease as a direct financing arrangement whereby over the construction period, we recorded the value of the facility (consisting of the estimated fair value of the existing shell, plus construction costs to be incurred) as a capital asset, with a corresponding lease liability, net of approximately $10.8 million of build out costs to be paid for by us during the construction period. In addition, we have posted a $15.0 million letter of credit for the facility lease for the benefit of the landlord, which is collateralized by a restricted investments account for the same amount. This amount was recorded as restricted investments on the consolidated balance sheets and will be reduced over a period of time during the duration of the lease. The letter of credit could be subject to accelerated reductions if we meet certain pre-defined financial targets.

Through September 30, 2014 we recorded a total of $68.3 million of assets under construction within property and equipment on our consolidated balance sheet, which consisted of the estimated fair value of the existing shell of $15.2 million prior to the build out, and a total of $53.1 million of build-out costs recorded through September 30, 2014. We have paid a total of $19.4 million through September 30, 2014 for our portion of the build out and other costs incurred through that date. The corresponding lease liability of $48.9 million is included within other liabilities on the consolidated balance sheet at September 30, 2014.

7.     License agreements

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones.  As of September 30, 2014, we have recognized in the aggregate $97.0 million for the achievement of development milestones and $135.0 million for the achievement of regulatory milestones.

During the nine months ended September 30, 2014, under this agreement, we recognized a $60.0 million regulatory milestone related to reimbursement of JAKAVI® (ruxolitinib) in Europe, recognized and received a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating INC280 in non-small cell lung cancer.  In 2013, we recognized and received a $25.0 million development milestone payment under this agreement based on the formal initiation by Novartis of a Phase II clinical trial evaluating INC280. In 2012, we recognized and received a $40.0 million regulatory milestone payment under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of Jakavi. In 2011, we recognized and received a $15.0 million development milestone payment under this agreement for the achievement of a predefined milestone in the Phase I dose-escalation trial for INC280 in patients with solid tumors and a $10.0 million regulatory milestone payment for the approval of JAKAFI in the United States. We determined the 2014, 2013, 2012 and 2011 milestones to be substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future ruxolitinib net sales outside of the United States. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe, we are obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is responsible for all costs relating to the development and commercialization of INC280 after the initial Phase I clinical trial, which has been completed.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the condensed consolidated balance sheet. These costs were recognized on a straight line basis through

December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At September 30, 2014 and December 31, 2013, $0.7 million and $1.7 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three and nine months ended September 30, 2014 were net of $0.5 million and $2.7 million, respectively, of costs reimbursed by Novartis. Research and development expenses for the three and nine months ended September 30, 2013 were net of $1.7 million and $3.6 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $85.0 million and $92.0 million for the three and nine months ended September 30, 2014, respectively. Contract revenue under the Novartis agreement was $13.5 million and $65.6 million for the three and nine months ended September 30, 2013, respectively.

Lilly

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. As of September 30, 2014, we have recognized and received in the aggregate $99.0 million for the achievement of development milestones.

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

We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co-development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016, our estimated performance period under the agreement. Reimbursable costs incurred after the effective date with Lilly will be recorded net against the related research and development expenses. Contract revenue under the Lilly agreement was $3.2 million and $9.6 million, respectively, for each of the three and nine months ended September 30, 2014 and 2013.

8.     Stock compensation

We recorded $15.5 million and $46.3 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively. We recorded $9.5 million and $28.6 million of stock compensation expense on our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013, respectively.

Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $8.4 million, $25.2 million, $6.4 million and $19.6 million for the three and nine months ended September 30, 2014 and 2013, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $7.1 million, $21.1 million, $3.1 million and $9.0 million for the three and nine months ended September 30, 2014 and 2013, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Average risk-free interest rates	1.30%	1.05%	1.21%	0.59%	0.56%	0.27%	0.56%	0.27%
Average expected life (in years)	4.50	4.34	4.54	4.25	0.50	0.50	0.50	0.50
Volatility	51%	47%	51%	47%	48%	53%	48%	51%
Weighted-average fair value (in dollars)	21.82	12.18	25.56	7.34	9.36	3.84	9.36	3.81

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

The following table summarizes activity under all stock option plans:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2013	5,376,614	20,123,089	$15.16
Shares added	3,400,000	—	—
Options granted	(1,769,143)	1,769,143	60.15
RSUs and PSUs granted	(805,092)	805,092	—
Options exercised	—	(5,159,405)	11.77
Options cancelled	195,037	(195,037)	27.13
PSUs and RSUs cancelled	14,800	(14,800)	—
Balance at September 30, 2014	6,412,216	17,328,082	$20.89
Exercisable, September 30, 2014	—	11,424,384	$14.66

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock. We granted a total of 349,766 RSUs during the nine months ended September 30, 2014 which will cliff vest in three years and will be recognized as stock compensation expense over this period.  Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement.

We granted a total of 55,326 PSUs during the nine months ended September 30, 2014.  The PSUs contain performance conditions which are not deemed probable of achievement at September 30, 2014, therefore, no stock compensation expense has been recognized during the nine months ended September 30, 2014 for these awards.  We will begin to recognize stock compensation expense for these awards when and if the performance conditions are deemed probable of achievement.  The actual number of shares of our common stock into which each PSU may convert are subject to a multiplier of up to 125% based on the level at which the performance conditions are achieved.

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options and RSUs.  Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options and RSUs granted but not yet vested, as of September 30, 2014, was $59.4 million, for which the cost of the options and RSUs are expected to be recognized over the weighted average period of 3.0 years.  Total compensation cost of PSUs granted but not yet vested, as of September 30, 2014, was $3.5 million which will begin to be recognized should the performance conditions be deemed probable of occurrence.

9.     Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount
Debt	2014 Interest Rates September 30	Maturities	September 30, 2014	December 31, 2013
4.75% Convertible Senior Notes due 2015	4.75%	2015	$84,483	$84,193
0.375% Convertible Senior Notes due 2018	0.375%	2018	311,258	301,037
1.25% Convertible Senior Notes due 2020	1.25%	2020	285,572	276,337
Less current portion			—	—
			$681,313	$661,567

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.75% Convertible Senior Notes due 2015	$84,483	$509,092	$84,193	$556,272
0.375% Convertible Senior Notes due 2018	311,258	446,955	301,037	448,350
1.25% Convertible Senior Notes due 2020	285,572	455,393	276,337	454,913
	$681,313	$1,411,440	$661,567	$1,459,535

The fair values of the 4.75% Convertible Senior Notes due 2015 (the “2015 Notes”), the 0.375% Convertible Senior Notes due 2018 (the “2018 Notes”) and the 1.25% Convertible Senior Notes due 2020 (the “2020 Notes”) are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, these convertible notes are classified within Level 2 in the fair value hierarchy. During the nine months ended September 30, 2014, we entered into a negotiated agreement with a holder of the 2015 Notes pursuant to which the holder agreed to exchange $4.9 million aggregate principal amount of the 2015 Notes for the shares of our stock into which the 2015 Notes were convertible, aggregating 0.6 million shares, and $0.3 million in cash. We recorded $0.3 million in debt exchange expense on senior note conversions for the nine months ended September 30, 2014.

10.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Basic Net Income (Loss) Per Share
Net income (loss)	$59,293	$(22,037)	$(11,538)	$(40,276)
Weighted average common shares outstanding	168,592	155,067	167,288	143,899

Basic net income (loss) per share	$0.35	$(0.14)	$(0.07)	$(0.28)

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$62,167	$(22,037)	$(11,538)	$(40,276)

Common shares outstanding (weighted average)	168,592	155,067	167,288	143,899
Dilutive stock options and RSU’s	10,038	—	—	—

Dilutive 2015 Notes	10,416	—	—	—

Weighted average shares used to compute diluted net income (loss) per share	189,046	155,067	167,288	143,899

Diluted net income (loss) per share	$0.33	$(0.14)	$(0.07)	$(0.28)

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	2,275,884	21,065,995	17,328,082	21,065,995
Common shares issuable upon conversion of the 2015 Notes	—	24,958,298	10,415,861	24,958,298
Common shares issuable upon conversion of the 2018 Notes	7,245,263	—	7,245,263	—
Common shares issuable upon conversion of the 2020 Notes	7,245,263	—	7,245,263	—
Total potential common shares excluded from diluted net loss per share computation	16,766,410	46,024,293	42,234,469	46,024,293

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2014 should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2013 previously filed with the SEC.

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

We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK1 or JAK1 and JAK2. JAKAFI is the most advanced compound in our JAK program. It is an oral JAK1 and JAK2 inhibitor and was approved by the U.S. Food and Drug Administration (FDA) in November 2011 as a treatment for patients with intermediate or high-risk MF, which includes primary MF, post-polycythemia vera MF and post-essential thrombocythemia MF. We estimate there are between 16,000 and 18,500 patients with MF in the United States. Based on the modern prognostic scoring systems referred to as International Prognostic Scoring System and Dynamic International Prognostic Scoring System, we believe intermediate and high-risk patients represent 80 percent to 90 percent of all patients with MF in the United States and encompass patients over the age of 65, or patients who have or have ever had any of the following: anemia, constitutional symptoms, elevated white blood cell or blast counts, or platelet counts less than 100,000 per microliter of blood.

JAKAFI was the first FDA-approved JAK inhibitor for any indication and the first product approved for use in MF. The FDA has also granted JAKAFI orphan drug status for MF as well as for polycythemia vera (PV) and essential thrombocythemia. In August 2012, the European Commission approved ruxolitinib as JAKAVI for the treatment of disease-related splenomegaly or symptoms in adult patients with primary MF (also known as chronic idiopathic MF), post-polycythemia vera MF or post-essential thrombocythemia MF. We have retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development and commercial milestones as well as royalties from product sales outside the United States. We hold patents that cover the composition of matter and use of ruxolitinib through late 2027, excluding additional potential patent term extensions.  We believe ruxolitinib may have potential as a treatment for other cancers.

In June 2014, we presented full results from RESPONSE, the registration trial of ruxolitinib in patients with advanced polycythemia vera (PV), conducted under a special protocol assessment (SPA) agreement with the FDA.  The trial, comparing ruxolitinib to best available therapy, met its primary endpoint of achieving phlebotomy independence and reducing spleen size by 35 percent or more.  The safety profile of ruxolitinib was generally consistent with previous studies.  Global submissions seeking regulatory approval of ruxolitinib in PV are underway, and the supplemental New Drug Application (sNDA) for ruxolitinib as a potential treatment for patients with PV who have had an inadequate response to or are intolerant of hydroxyurea was submitted to the FDA in June 2014. The Prescription Drug User Fee Act (PDUFA) date for the sNDA for ruxolitinib in PV is December 5, 2014.

In July 2014, we announced that the RELIEF trial measuring disease-related symptoms in patients with PV did not meet its primary endpoint of the proportion of subjects achieving at least a  50% reduction in a cluster of PV-related symptoms at week 16 compared to baseline, although positive trends in favor of ruxolitinib versus continued hydroxyurea were observed. Further analyses of RELIEF have been conducted, supporting the underpowering of the study, and the results of these analyses are expected to be presented at an upcoming scientific meeting.

Full results from the Phase II proof-of-concept RECAP trial of ruxolitinib in patients with refractory metastatic pancreatic cancer were presented in June 2014 and suggest a demonstrable survival benefit in a pre-specified subgroup of patients with elevated C-reactive protein (CRP). The Company and the FDA have agreed on an SPA for a registration trial for advanced or metastatic pancreatic cancer. Under the SPA, the Phase III JANUS 1 trial can be limited to patients with elevated CRP and there is no requirement to develop a companion diagnostic. The global Phase III program includes a second nearly identical Phase III trial, JANUS 2. JANUS 1 initiated in March 2014, and JANUS 2 initiated in June 2014. The FDA has granted orphan status for ruxolitinib for the treatment of pancreatic cancer.

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

We have a second oral JAK1 and JAK2 inhibitor, baricitinib, which is subject to a collaboration agreement with Eli Lilly and Company in which Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases. We could receive tiered, double-digit royalty payments on future global sales of products subject to the agreement with rates ranging up to 20 percent if the products are successfully commercialized. This collaboration also contains an option for us to co-develop compounds for any inflammatory and autoimmune disease, whereby we fund 30 percent of development costs from Phase IIb through regulatory approval for that indication in exchange for tiered royalties ranging up to the high twenties on potential future sales. We exercised our co-development option for the development of baricitinib in rheumatoid arthritis in 2010. The Phase III program of baricitinib in patients with rheumatoid arthritis is ongoing. Baricitinib is also in Phase II trials for patients with moderate-to-severe psoriasis and patients with diabetic nephropathy. We have decided not to exercise our co-development option for psoriasis, and the timeframe for exercising our co-development option for diabetic nephropathy has not yet occurred.

We have a portfolio of wholly-owned JAK1 inhibitors. Our lead JAK1 inhibitor, INCB39110, has completed proof-of-concept studies in patients with psoriasis, rheumatoid arthritis and myelofibrosis. While the results of the psoriasis and rheumatoid arthritis studies were positive, for strategic reasons, we are pursuing oncologic indications with INCB39110.  The clinical program to evaluate INCB39110 in solid tumors includes one ongoing Phase I open-label safety study in combination with gemcitabine and nab-paclitaxel and two blinded proof-of-concept Phase II trials in non-small cell lung cancer.  The first Phase II trial was initiated in the second quarter of 2014, and both trials are designed with overall survival as the primary endpoint.  Our second JAK1 inhibitor, INCB47986, was in a Phase II proof-of-concept trial in patients with rheumatoid arthritis. Based on recent preclinical toxicological findings we have terminated the clinical development of this compound. These preclinical toxicological findings have not been observed in any other of our JAK inhibitor programs.

We have an oral IDO1 inhibitor, INCB24360, which belongs to a new class of agents known as immuno-oncology agents. IDO1 is an enzyme whose increased levels in multiple solid tumor types are associated with decreased survival. IDO1 inhibition shifts the immune system from an immunosuppressive state to an activated state, allowing the body to mount a more effective anti-tumor immune response. While preclinical data suggest that IDO1 inhibition can provide anti-tumor effects as monotherapy, based on the significant synergy exhibited in combination with checkpoint inhibitors as well as emerging clinical data, we believe that the optimal development strategy for our IDO1 inhibitor is in combination with other immuno-oncology therapies. The Phase I/II dose-ranging trial of INCB24360 in combination with ipilimumab for metastatic melanoma has completed enrollment, but for strategic reasons we have decided to focus the current development of INCB24360 in combination with anti-PD-1 and anti-PD-L1 therapies.

We have four clinical trial agreements in place to evaluate the safety and efficacy of INCB24360 in combination with four different checkpoint inhibitors: Merck’s anti-PD-1 immunotherapy, pembrolizumab; MedImmune’s investigational anti-PD-L1 immunotherapy, MEDI4736; Bristol-Myers Squibb’s investigational anti-PD-1 immunotherapy, nivolumab; and Genentech’s investigational anti-PD-L1 immunotherapy, MPDL3280A. These four agreements are non-exclusive and involve multiple tumor types, including non-small cell lung, melanoma, ovarian, colorectal, squamous cell carcinoma of the head and neck, pancreatic and diffuse large B-cell lymphoma.  The Phase I/II trial of INCB24360 in combination with pembrolizumab has been initiated.

We have other orally available small molecule compounds that are in various stages of clinical development, including a PI3K-delta inhibitor, INCB40093, which is being studied as both monotherapy and in combination with our JAK1 inhibitor, INCB39110, in patients with B-lymphoid malignancies.

We have a number of programs in preclinical development, and we intend to continue our investment in drug discovery to expand our pipeline.

Our current pipeline includes the following compounds:

Target/Drug Compound	Indication	Status
ONCOLOGY
JAK1 and JAK2
JAKAFI(1)	Intermediate or High-Risk Myelofibrosis(7)	FDA Approved—Marketed
Ruxolitinib(1)	Polycythemia Vera	Phase III — sNDA Submitted
Ruxolitinib(1)	Pancreatic Cancer	Phase III
Ruxolitinib(1)	Advanced Malignancies	Phase I
Ruxolitinib(1)	Breast Cancer	Phase II
Ruxolitinib(1)	Non-Small Cell Lung Cancer	Phase II
Ruxolitinib(1)	Colorectal Cancer	Phase II
JAK1
INCB39110	Advanced Malignancies	Phase I
INCB39110	Non-Small Cell Lung Cancer	Phase II

PI3K-delta
INCB40093	B-lymphoid Malignancies	Phase I
JAK1+PI3K-delta
INCB39110+INCB40093	B-lymphoid Malignancies	Phase I
IDO1
INCB24360	Metastatic Melanoma	Phase II
INCB24360(2)	Non-Small Cell Lung Cancer	Phase I/II
c-MET
INC280(3)	Solid Tumors	Phase I/II
INC280(3)	Hepatocellular Carcinoma	Phase II
INC280(3)	Non-Small Cell Lung Cancer	Phase II

INFLAMMATION
JAK1 and JAK2
Baricitinib(4)	Rheumatoid Arthritis	Phase III
Baricitinib(5)	Psoriasis	Phase IIb
Baricitinib(6)	Diabetic Nephropathy	Phase II

(1)                                 We licensed rights outside the United States to Novartis and retained U.S. rights.

(2)                                 In combination with Merck’s anti-PD-1 immunotherapy, pembrolizumab (MK-3475).

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of September 30, 2014, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three and nine months ended September 30, 2014 and 2013, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values on the dates of grant.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $15.5 million and $46.3 million of stock compensation expense for the three and nine months ended September 30, 2014, respectively.  We recorded $9.5 million and $28.6 million of stock compensation expense for the three and nine months ended September 30, 2013, respectively.

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

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for approximately the next 24 to 27 months will reflect a lower average per unit cost of materials.

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

Results of Operations

We recorded net income of $59.3 million and basic and diluted net income per share of $0.35 and $0.33, respectively, for the three months ended September 30, 2014, as compared to a net loss of $22.0 million and basic and diluted net loss per share of $0.14 in the corresponding period in 2013.  We recorded a net loss of $11.5 million and basic and diluted net loss per share of $0.07 for the nine months ended September 30, 2014, as compared to a net loss of $40.3 million and basic and diluted net loss per share of $0.28 in the corresponding period in 2013.

Revenues.

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Product revenues, net	$97.8	$60.2	$251.5	$162.6
Product royalty revenues	12.1	8.2	34.3	19.9
Contract revenues	88.2	16.7	101.6	75.2
Other revenues	—	—	0.1	0.2
Total revenues	$198.1	$85.1	$387.5	$257.9

Our product revenues, net from JAKAFI for the three and nine months ended September 30, 2014, were $97.8 million and $251.5 million, respectively. Our product revenues, net from JAKAFI for the three and nine months ended September 30, 2013, were $60.2 million and $162.6 million, respectively. The increase in net product revenues from JAKAFI for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013 is related to growth in underlying demand.  Product revenues from the sale of JAKAFI are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the nine months ended September 30, 2014:

Nine Months Ended September 30, 2014	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2014	$803	$3,435	$108	$292	$4,638
Allowances for current period sales	7,682	20,809	630	761	29,882
Allowances for prior period sales	(9)	(188)	—	—	(197)
Credits/payments for current period sales	(6,794)	(16,125)	(526)	(226)	(23,671)
Credits/payments for prior period sales	(274)	(2,394)	(61)	(552)	(3,281)
Balance at September 30, 2014	$1,408	$5,537	$151	$275	$7,371

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the three and nine months ended September 30, 2014, were

$12.1 million and $34.3 million, respectively.  Our net product royalty revenues for the three and nine months ended September 30, 2013, were $8.2 million and $19.9 million, respectively.

Our contract revenues were $88.2 million and $101.6 million for the three and nine months ended September 30, 2014, respectively. Our contract revenues were $16.7 million and $75.2 million for the three and nine months ended September 30, 2013, respectively. Contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods as well as milestone payments earned during the periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010.  During the nine months ended September 30, 2014, under the Novartis agreement, we recognized a $60.0 million regulatory milestone related to reimbursement of JAKAVI® in Europe, recognized and received a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating INC280 in non-small cell lung cancer.  For the three and nine months ended September 30, 2013 contract revenues included a $25.0 million milestone payment from Novartis for INC280.

Cost of Product Revenues

We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At September 30, 2014, inventory with $2.6 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre- commercialization inventory over the next 24 to 27 months; however, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future JAKAFI sales, and the ability to utilize inventory prior to its expiration date. As a result, cost of product revenues for approximately the next 24 to 27 months will reflect a lower average per unit cost of materials. Cost of product revenues was $0.2 million and $0.6 million for the three and nine months ended September 30, 2014, respectively. Cost of product revenues was $0.2 million and $0.5 million for the three and nine months ended September 30, 2013, respectively. We expect future cost of product revenues to range in the mid-single digits as a percentage of net product sales subsequent to the utilization of all of the remaining pre-launch inventory.

Operating Expenses.

Research and development expenses.

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Salary and benefits related	$24.6	$16.9	$66.8	$50.8
Stock compensation	8.4	6.4	25.2	19.6
Clinical research and outside services	47.7	41.1	133.1	94.1
Occupancy and all other costs	7.8	7.3	23.7	20.9

Total research and development expenses	$88.5	$71.7	$248.8	$185.4

We currently track research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and nine months ended September 30, 2013 to three and nine months ended September 30, 2014 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014 was primarily the result of increased development costs to advance our clinical pipeline. Research and development expenses for the three and nine months ended September 30, 2014 and 2013 were net of $0.9 million, $3.1 million, $1.7 million and $3.6 million, respectively, of costs reimbursed by our collaborative partners. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

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

Selling, general and administrative expenses.

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Salary and benefits related	$13.0	$8.7	$37.7	$24.9
Stock compensation	7.1	3.1	21.1	9.0
Other contract service and outside costs	19.3	14.6	58.5	38.1

Total selling, general and administrative expenses	$39.4	$26.4	$117.3	$72.0

Salary and benefits related expense increased from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014 due to increased headcount. This increased headcount was due to the commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of increased marketing activities for JAKAFI for intermediate or high-risk myelofibrosis and preparation for the anticipated launch in polycythemia vera.

Interest Expense.    Interest expense for the three and nine months ended September 30, 2014 was $11.4 million and $34.3 million, respectively as compared to $7.7 million and $29.7 million, respectively, for the same periods in 2013.  Included in interest expense for the three and nine months ended September 30, 2014, were $8.9 million and $26.6 million, respectively, of non-cash charges to amortize the discounts on our 4.75% convertible senior notes due 2015 (the 2015 Notes), the 2018 Notes and the 2020 Notes as compared to $4.7 million and $17.9 million, respectively, to amortize the discounts on the 2015 Notes for the same periods in 2013.

Debt exchange expense on senior note conversions.  Debt exchange expense on senior note conversions for the three and nine months ended September 30, 2014, was $0.0 million and $0.3 million, respectively, and was related to the exchange of $4.9 million in aggregate principal amount of our 2015 Notes for the underlying shares of common stock and cash.   Debt exchange expense for the three and nine months ended September 30, 2013, was $1.5 million and $11.3 million, respectively, related to the exchange of $37.3 million and $181.0 million, respectively, in aggregate principal amount of 2015 Notes for the underlying shares of common stock and cash.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through September 30, 2014. Because of those losses, we had an accumulated deficit of $1.7 billion as of September 30, 2014. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At September 30, 2014, we had available cash, cash equivalents and marketable securities of $532.4 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government agency and non-agency mortgage-backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $18.5 million for the nine months ended September 30, 2014, compared to $20.9 million provided by operating activities for the nine months ended September 30, 2013.  The $39.4 million decrease was due primarily to our lower net loss and changes in accounts receivable.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures.  Net cash used in investing activities was $134.9 million for the nine months ended September 30, 2014, which represented purchases of marketable securities of $113.3 million and capital expenditures of $22.0 million offset in part by maturities of marketable securities of $0.4 million.  Net cash used in investing activities was $17.5 million for the nine months ended September 30, 2013, which represented a certificate of deposit purchase of $15.0 million, capital expenditures of $2.3 million and maturities of marketable securities of $0.2 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of capital expenditures, maturities/sales and purchases of marketable securities, strategic equity investments and acquisitions.

Net cash provided by financing activities was $64.0 million for the nine months ended September 30, 2014, primarily representing proceeds from the issuance of common stock under our stock plans and employee stock purchase plan. Net cash provided by financing activities was $44.6 million for the nine months ended September 30, 2013, primarily representing $55.9 million of proceeds from the issuance of common stock under our stock plans and employee stock purchase plan offset in part by $11.3 million of cash paid in connection with the conversion of $181.0 million aggregate principal amount of the 2015 Notes.

The following summarizes our significant contractual obligations as of September 30, 2014 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible senior debt	$841.4	$—	$91.4	$375.0	$375.0
Interest on convertible senior debt	43.3	10.4	14.4	11.5	7.0
Non-cancelable lease obligations:
Related to current corporate headquarters	1.7	1.7	—	—	—
Related to new corporate headquarters	89.9	6.5	12.1	12.1	59.2
Total contractual obligations	$976.3	$18.6	$117.9	$398.6	$441.2

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

The lease agreement became effective in October 2013 upon the resolution of these contingencies and the lease commenced on October 1, 2014. The future minimum lease payments over the 15 year lease term are approximately $84.6 million, which excludes the remaining $1.3 million of build-out costs to be paid by us. We will account for the lease as a direct financing arrangement whereby over the construction period, we  recorded the full cost of the facility as a capital asset, with a corresponding liability, net of approximately $10.8 million of improvements to be paid for by us during the construction period. In addition, we have posted a $15.0 million letter of credit for the facility lease for the benefit of the landlord. This amount is recorded as restricted investments on the consolidated balance sheets and will be reduced over a period of time during the duration of the lease. The letter of credit could be subject to accelerated reductions if we meet certain pre-defined financial targets.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and corporate debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of September 30, 2014, marketable securities were $150.4 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2014, the decline in fair value would not be material.

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

Changes in internal control over financial reporting.   There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended September 30, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In recent years, several states and localities, including California, Connecticut, the District of Columbia, Massachusetts, Minnesota, Nevada, New Mexico, Texas, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Additionally, as part of the Patient Protection and Affordable Care Act, the federal government has enacted the Physician Payment Sunshine provisions. The Sunshine provisions require manufacturers to publicly report certain payments or other transfers of value made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity. See also “—Other Risks Relating to our Business—If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business” below.

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

Market acceptance of our drug products, if approved for commercial sale, will depend on a number of factors, including:

•                  the willingness and ability of patients and the healthcare community to use our drug products;

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

Our facility in Wilmington, Delaware is our headquarters and is also where we conduct all of our drug discovery, research, development and marketing activities. Our lease contains provisions that provide for its early termination upon the occurrence of certain events of default.  In addition, natural disasters or actions of activists opposed to aspects of pharmaceutical research may disrupt our experiments or our ability to access or use our facility. The loss of access to or use of our Wilmington, Delaware, facility, either on a temporary or permanent basis, or early termination of our lease would result in an interruption of our business and, consequently, would adversely affect our overall business.

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

We had net losses from inception in 1991 through 1996 and in 1999 through September 30, 2014. Because of those losses, we had an accumulated deficit of $1.7 billion as of September 30, 2014. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2014 and in future periods as well.

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

As of September 30, 2014, the aggregate principal amount of our total consolidated debt was $841.4 million and our stockholders’ deficit was $89.6 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of September 30, 2014, $91.4 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. Annual interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, are $4.3 million. As of September 30, 2014, $375.0 million aggregate principal amount of our 0.375% convertible senior notes due 2018 was outstanding and due in November 2018. Annual interest payments for our 0.375% convertible senior notes through 2018, assuming that none of these notes are converted, repurchased or exchanged, are $1.4 million. As of September 30, 2014, $375.0 million aggregate principal amount of our 1.25% convertible senior notes due 2020 was outstanding and due in November 2020. Annual interest payments for our 1.25% convertible senior notes through 2020, assuming that none of these notes are converted, repurchased or exchanged, are $4.7 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our convertible senior notes, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived substantially all of our revenues for the nine months ended September 30, 2014 and the year ended December 31, 2013 from JAKAFI product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

10.1#

Form of Employment Agreement effective as of August 11, 2014 between the Company and Barry P. Flannelly (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.2#

Form of Amended and Restated Employment Agreement effective as of April 18, 2012 between the Company and Reid M. Huber (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

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

INCYTE CORPORATION

Dated: October 30, 2014	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chief Executive Officer
(Principal Executive Officer)

Dated: October 30, 2014	By:	/s/ DAVID C. HASTINGS
David C. Hastings
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1#

Form of Employment Agreement effective as of August 11, 2014 between the Company and Barry P. Flannelly (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.2#

Form of Amended and Restated Employment Agreement effective as of April 18, 2012 between the Company and Reid M. Huber (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

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