Form 10-K
period 2014-12-31
INCYTE CORP
filed 2015-02-17
CIK 879169

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 0-27488

INCYTE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	94-3136539 (IRS Employer Identification No.)
1801 Augustine Cut-Off Wilmington, DE (Address of principal executives offices)	19803 (zip code) (302) 498-6700 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.001 par value per share	The NASDAQ Stock Market LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on The NASDAQ Global Select Market on June 30, 2014) was approximately $8.6 billion.

         As of February 9, 2015 there were 171,765,591 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2015 Annual Meeting of Stockholders to be held on May 27, 2015.

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

  •
  obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;

  •
  the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;

  •
  plans to develop and commercialize products on our own;

  •
  plans to use third party manufacturers;

  •
  expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues;

  •
  expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;

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

  •
  our ability to in-license drug candidates or other technology;

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

Overview

        Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics to treat serious unmet medical needs, primarily in oncology. JAKAFI (ruxolitinib) is our first product to be approved for sale in the United States. It was approved by the U.S. Food and Drug Administration (FDA) in November 2011 for the treatment of patients with intermediate or high-risk myelofibrosis and in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea. Myelofibrosis and polycythemia vera are both rare blood cancers.

        JAKAFI is marketed in the United States through our own specialty sales force and commercial team. Under our collaboration agreement with Novartis International Pharmaceutical Ltd., Novartis received exclusive development and commercialization rights to ruxolitinib outside of the United States for all hematologic and oncologic indications and sells ruxolitinib outside of the United States under the name JAKAVI.

        In 2003, we initiated a research and development program to explore the inhibition of enzymes called janus associated kinases (JAK). The JAK family is composed of four tyrosine kinases—JAK1, JAK2, JAK3 and Tyk2—that are involved in the signaling of a number of cytokines and growth factors. JAKs are central to a number of biologic processes, including the formation and development of blood cells and the regulation of immune functions. Dysregulation of the JAK-STAT signaling pathway has been associated with a number of diseases, including myeloproliferative neoplasms, other hematological malignancies, solid tumors, rheumatoid arthritis, psoriasis and other chronic inflammatory diseases. Myeloproliferative neoplasms are a closely related group of blood diseases in which blood cells, specifically platelets, white blood cells, and red blood cells, grow or act abnormally in the bone marrow. These diseases include myelofibrosis (MF), polycythemia vera (PV) and essential thrombocythemia.

        We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK1 or JAK1 and JAK2. JAKAFI is the most advanced compound in our JAK program. It is an oral JAK1 and JAK2 inhibitor and was approved by the FDA in November 2011 as a treatment for patients with intermediate or high-risk MF, which includes primary MF, post-polycythemia vera MF and post-essential thrombocythemia MF. We estimate there are between 16,000 and 18,500 patients with MF in the United States. Based on the modern prognostic scoring systems referred to as International Prognostic Scoring System and Dynamic International Prognostic Scoring System, we believe intermediate and high-risk patients represent 80 percent to 90 percent of all patients with MF in the United States and encompass patients over the age of 65, or patients who have or have ever had any of the following: anemia, constitutional symptoms, elevated white blood cell or blast counts, or platelet counts less than 100,000 per microliter of blood.

        In December 2014, the FDA approved JAKAFI for the treatment of patients with PV who have had an inadequate response to or are intolerant of hydroxyurea. Current standard treatment for PV is phlebotomy (the removal of blood from the body) plus aspirin. When phlebotomy can no longer control PV, chemotherapy such as hydroxyurea, or interferon, is utilized. Approximately 25,000 patients with PV in the United States are considered uncontrolled because they have an inadequate response to or are intolerant of hydroxyurea, the most commonly used chemotherapeutic agent for the treatment of PV.

        JAKAFI was the first FDA-approved JAK inhibitor for any indication and was the first and remains the only product approved by the FDA for use in MF and also now in PV. The FDA has granted JAKAFI orphan drug status for MF, PV and essential thrombocythemia.

        In August 2012, the European Commission approved ruxolitinib as JAKAVI for the treatment of disease-related splenomegaly or symptoms in adult patients with primary MF (also known as chronic idiopathic MF), post-polycythemia vera MF or post-essential thrombocythemia MF. In January 2015, the Committee for Medicinal Products for Human Use of the European Medicines Agency adopted a positive opinion for JAKAVI for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea. We have retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development and commercial milestones as well as royalties from product sales outside the United States. We hold patents that cover the composition of matter and use of ruxolitinib through late 2027, excluding additional potential patent term extensions. We believe ruxolitinib may have potential as a treatment for other cancers.

        Full results from the Phase II proof-of-concept RECAP trial of ruxolitinib in patients with refractory metastatic pancreatic cancer were presented in June 2014 and suggest a demonstrable survival benefit in a pre-specified subgroup of patients with elevated C-reactive protein (CRP). The Company and the FDA have agreed on a Special Protocol Assessment (SPA) for a registration trial for advanced or metastatic pancreatic cancer. Under the SPA, the Phase III JANUS 1 trial can be limited to patients with elevated CRP and there is no requirement to develop a companion diagnostic. The global Phase III program includes a second nearly identical Phase III trial, JANUS 2, and both trials are ongoing. The FDA has granted orphan drug status for ruxolitinib for the treatment of pancreatic cancer.

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

        We have a second oral JAK1 and JAK2 inhibitor, baricitinib, which is subject to a collaboration agreement with Eli Lilly and Company in which Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases. We could receive tiered, double-digit royalty payments on future global sales of products subject to the agreement with rates ranging up to 20 percent if the products are successfully commercialized. This collaboration also contains an option for us to co-develop compounds for any inflammatory and autoimmune disease, whereby we fund 30 percent of development costs from Phase IIb through regulatory approval for that indication in exchange for tiered royalties ranging up to the high twenties on potential future sales. We exercised our co-development option for the development of baricitinib in rheumatoid arthritis in 2010. The Phase III program of baricitinib in patients with rheumatoid arthritis is ongoing, and in December 2014, we announced with Lilly that the first of the Phase III trials met the primary endpoint. Baricitinib is also in Phase II trials for patients with moderate-to-severe psoriasis and patients with diabetic nephropathy. We have decided not to exercise our co-development option for psoriasis, and the timeframe for exercising our co-development option for diabetic nephropathy has not yet occurred.

        We have a portfolio of wholly-owned JAK1 inhibitors. Our lead JAK1 inhibitor, INCB39110, has completed proof-of-concept studies in patients with psoriasis, rheumatoid arthritis and myelofibrosis. While the results of the psoriasis and rheumatoid arthritis studies were positive, for strategic reasons, we are pursuing oncologic indications with INCB39110. We believe that selective JAK1 inhibition has the potential to minimize the myelosuppression associated with JAK2 inhibition, thus potentially enabling the combination of JAK1 selective inhibitors with myelosuppressive chemotherapy. The clinical program to evaluate INCB39110 in solid tumors includes one ongoing Phase I open-label safety study in combination with gemcitabine and nab-paclitaxel and two blinded proof-of-concept Phase II trials in non-small cell lung cancer. Both trials are now underway, and both trials are designed with overall survival as the primary endpoint. We have another JAK1 inhibitor, INCB52793, which has recently initiated a Phase I/II trial in advanced malignancies.

        We have an oral IDO1 inhibitor, epacadostat (previously INCB24360) which belongs to a new class of agents known as immuno-oncology agents. IDO1 is an enzyme whose increased levels in multiple solid tumor types are associated with decreased survival. IDO1 inhibition shifts the immune system from an immunosuppressive state to an activated state, allowing the body to mount a more effective anti-tumor immune response. While preclinical data suggest that IDO1 inhibition can provide anti-tumor effects as monotherapy, based on the significant synergy exhibited in combination with checkpoint inhibitors as well as emerging clinical data, we believe that the optimal development strategy for our IDO1 inhibitor is in combination with other immuno-oncology therapies. During 2014 we signed clinical trial agreements with Merck, Genentech, AstraZeneca and Bristol-Myers Squibb to evaluate epacadostat with their respective PD-1 and PD-L1 agents in Phase I/II trials, and all four of these trials are now in progress. The tumor types under investigation under these agreements include non-small cell lung cancer, metastatic melanoma, head and neck cancer, colorectal cancer, ovarian cancer, diffuse large B-cell lymphoma and pancreatic cancer.

        We have recently added two new compounds to our clinical development portfolio. INCB54828 is an FGFR inhibitor that demonstrated potency and selectivity in preclinical studies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in a number of liquid and solid tumor types. INCB54329 is a bromodomain (BRD) inhibitor. BRDs are a family of proteins which play important roles in mediating gene transcription, most notably by facilitating the expression of oncogenes such as MYC, one of the most frequently dysregulated oncogenes in all human cancer. We plan to begin clinical trials of INCB54828 and INCB54329 in the first half of this year. We have other orally available small molecule compounds that are in various stages of clinical development, including two PI3K-delta inhibitors, INCB40093 and INCB50465. INCB40093 is being studied as both monotherapy and in combination with our JAK1 inhibitor, INCB39110, in patients with B-lymphoid malignancies.

        We have a number of programs in preclinical development, and we intend to continue our investment in drug discovery to expand our pipeline.

        Our current pipeline includes the following compounds:

Target/Drug Compound	Indication	Status
ONCOLOGY
JAK1 and JAK2
JAKAFI(1)	Myelofibrosis(11)(12)	FDA Approved—Marketed
JAKAFI(1)	Polycythemia Vera(13)	FDA Approved—Marketed
ruxolitinib(1)	Pancreatic Cancer	Phase III
ruxolitinib(1)	Breast Cancer	Phase II
ruxolitinib(1)	Non-Small Cell Lung Cancer	Phase II
ruxolitinib(1)	Colorectal Cancer	Phase II
JAK1
INCB39110	Advanced Malignancies	Phase I/II
INCB39110	Non-Small Cell Lung Cancer	Phase II
INCB39110	Non-Small Cell Lung Cancer	Phase II
INCB52793	Advanced malignancies	Phase I/II
PI3K-delta
INCB40093	B-lymphoid Malignancies	Phase I/II
INCB50465	Hematology / Oncology	Phase I/II
JAK1+PI3K-delta
INCB39110+INCB40093	B-lymphoid Malignancies	Phase I/II
IDO1
epacadostat	Metastatic Melanoma	Phase II
epacadostat(2)	Non-Small Cell Lung Cancer	Phase I/II
epacadostat(3)	Non-Small Cell Lung Cancer	Phase I/II
epacadostat(4)	Multiple tumor types	Phase I/II
epacadostat(5)	Multiple tumor types	Phase I/II
c-MET
capmatinib(6)	Solid Tumors	Phase I/II
capmatinib(6)	Hepatocellular Carcinoma	Phase II
capmatinib(6)	Non-Small Cell Lung Cancer	Phase II
FGFR
INCB54828(7)	Solid Tumors	Phase I/II
BRD
INCB54329(7)	Hematology / Oncology	Phase I/II
INFLAMMATION
JAK1 and JAK2
baricitinib(8)	Rheumatoid Arthritis	Phase III
baricitinib(9)	Psoriasis	Phase IIb
baricitinib(10)	Diabetic Nephropathy	Phase II

(1)
We licensed rights outside the United States to Novartis and retained U.S. rights.

(2)
In combination with Merck's anti-PD-1 immunotherapy, Keytruda (pembrolizumab).

(3)
In combination with Genentech's anti-PD-L1 immunotherapy, MPDL3280A.

(4)
In combination with AstraZeneca's anti-PD-L1 immunotherapy, MEDI4736.

(5)
In combination with Bristol-Myers-Squibb's anti-PD-1 immunotherapy, Opdivo (nivolumab).

(6)
We licensed worldwide rights to Novartis and retained co-development and co-promotion options.

(7)
Clinical trial not yet initiated.

(8)
We licensed worldwide rights to Lilly, have elected to co-develop with Lilly, and retained a co-promotion option.

(9)
We licensed worldwide rights to Lilly and retained a co-promotion option.

(10)
We licensed worldwide rights to Lilly and retained co-development and co-promotion options.

(11)
Several clinical trials in patients with myelofibrosis are ongoing, including long-term extension studies, alternative dosing studies, joint global trials with Novartis and trials in patients with low platelet counts.

(12)
JAKAFI is approved for treatment of people with intermediate or high-risk myelofibrosis (MF), including primary MF, post—polycythemia vera MF, and post—essential thrombocythemia MF.

(13)
JAKAFI is approved for treatment of people with polycythemia vera (PV) who have had an inadequate response to or are intolerant of hydroxyurea.

JAKAFI

        JAKAFI became commercially available in the United States in November 2011 for the treatment of patients with intermediate or high-risk MF and in December 2014 for the treatment of patients with PV who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled PV. JAKAFI is marketed in the United States through our own specialty sales force and commercial team.

        To help ensure that all eligible MF and PV patients have access to JAKAFI, we have established a patient assistance program called IncyteCARES (CARES stands for Connecting to Access, Reimbursement, Education and Support). IncyteCARES helps ensure that any patient with intermediate or high-risk MF or uncontrolled PV who meets certain eligibility criteria and is prescribed JAKAFI has access to the product regardless of ability to pay and has access to ongoing support and educational resources during treatment. In addition, IncyteCARES works closely with payers to help facilitate insurance coverage of JAKAFI.

        JAKAFI is distributed primarily through a network of specialty pharmacy providers and group purchasing organizations that allow for efficient delivery of the medication by mail directly to patients or direct delivery to the patient's pharmacy of choice. Our distribution process uses a model that is well-established and familiar to physicians who practice within the oncology field.

        To further support appropriate use and future development of JAKAFI, our Medical Affairs department is responsible for providing appropriate scientific and medical education and information to physicians, preparing scientific presentations and publications, and overseeing the process for supporting investigator sponsored trials.

        Novartis received approval for JAKAVI in the European Union and Canada in the second half of 2012 for the treatment of disease-related splenomegaly or symptoms in adult patients with primary MF, post-polycythemia vera MF or post-essential thrombocythemia MF. JAKAVI is approved for MF in more than 70 countries with additional worldwide regulatory filings underway for both MF and PV.

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

        In August 2014, the FDA approved supplemental labeling for JAKAFI to include Kaplan-Meier overall survival curves as well as additional safety and dosing information. The overall survival information is based on three-year data from COMFORT-I and II, and shows that at three years the probability of survival for patients treated with JAKAFI in COMFORT-I was 70% and for those patients originally randomized to placebo it was 61%. In COMFORT-II, at three years the probability of survival for patients treated with Jakafi was 79% and for patients originally randomized to best available therapy it was 59%.

        Polycythemia Vera.    PV is a myeloproliferative neoplasm typically characterized by elevated hematocrit, the volume percentage of red blood cells in whole blood, which can lead to a thickening of the blood and an increased risk of blood clots, as well as an elevated white blood cell and platelet count. When phlebotomy can no longer control PV, chemotherapy such as hydroxyurea, or interferon, is utilized. Approximately 25,000 patients with PV in the United States are considered uncontrolled because they have an inadequate response to or are intolerant of hydroxyurea, the most commonly used chemotherapeutic agent for the treatment of PV.

        In December 2014, the FDA approved JAKAFI for the treatment of patients with PV who have had an inadequate response to or are intolerant of hydroxyurea. The approval of JAKAFI for PV was based on data from the pivotal Phase III RESPONSE trial. In this trial, patients treated with JAKAFI demonstrated superior hematocrit control and reductions in spleen volume compared to best available therapy. In addition, a greater proportion of patients treated with JAKAFI achieved complete hematologic remission—which was defined as achieving hematocrit control, and lowering platelet and white blood cell counts. In the RESPONSE trial, the most common hematologic adverse reactions (incidence > 20%) were thrombocytopenia and anemia. The most common non-hematologic adverse events (incidence >10%) were headache, abdominal pain, diarrhea, dizziness, fatigue, pruritus, dyspnea and muscle spasms.

Clinical Programs

JAK1/JAK2 Programs for Oncology and Inflammation

        Pancreatic Cancer.    Pancreatic cancer is a disease in which malignant cells are found in the tissues of the pancreas. Full results from the Phase II proof-of-concept RECAP trial, which compared ruxolitinib in combination with capecitabine versus capecitabine alone in patients with refractory metastatic pancreatic cancer, were presented in June 2014 and suggest a demonstrable survival benefit in a pre-specified subgroup of patients with elevated CRP. In this subgroup, results showed a hazard ratio for overall survival of 0.47, which means the risk of death was reduced by approximately 50 percent for those patients treated with ruxolitinib. The subgroup represented approximately half of the randomized population in this trial.

        The Company and the FDA have agreed on an SPA for a registration trial for advanced or metastatic pancreatic cancer. Under the SPA, the Phase III JANUS 1 trial can be limited to patients with elevated CRP and there is no requirement to develop a companion diagnostic. The global Phase III program includes a second nearly identical Phase III trial, JANUS 2. Both JANUS trials are now recruiting patients.

        Solid Tumors.    Elevated CRP has negative prognostic significance in many tumor types, and we believe that JAK inhibition may represent a new treatment approach for other solid tumors. In the first half of 2014, we initiated three blinded Phase II proof-of-concept trials evaluating ruxolitinib in non-small cell lung cancer, breast cancer and colon cancer. The primary endpoint for each trial is overall survival.

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

        We have a second JAK1 and JAK2 inhibitor, baricitinib, which is subject to our collaboration agreement with Lilly. The Phase III program of baricitinib in patients with rheumatoid arthritis began in October 2012 and currently includes four trials that are expected to each recruit between 500 and 1,300 patients. The four trials incorporate all three rheumatoid arthritis populations (methotrexate naïve, biologic naïve, and biologic experienced); use event rates to fully power the baricitinib program for structural comparison and non-inferiority vs. adalimumab; incorporate an MRI sub-study into the methotrexate naïve registration trial; and evaluate patient-reported outcomes. In December 2014, we and Lilly announced that the Phase III RA-BEACON study met the primary endpoint of improved ACR20 response compared to placebo after 12 weeks of treatment. The study included patients with moderately-to-severely active rheumatoid arthritis who previously failed one or more tumor necrosis factor inhibitors and who were taking stable doses of conventional disease-modifying anti-rheumatic drug therapy. We expect to disclose with Lilly results from the remaining three Phase III studies in 2015. We have exercised our co-development option in rheumatoid arthritis to fund 30 percent of development costs from Phase IIb through regulatory approval in exchange for increased tiered royalties ranging up to the high twenties on potential future sales.

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

        In this dose-ranging placebo-controlled Phase II trial, the primary endpoint was the change from baseline in the urinary albumin/creatinine ratio at 24 weeks. We retain co-development and co-promotion options for this indication.

JAK1 Programs for Oncology

        We believe that selective JAK1 inhibition has the potential to minimize the myelosuppression associated with JAK2 inhibition, thus potentially enabling the combination of JAK1 selective inhibitors with myelosuppressive chemotherapy. We have a wholly owned portfolio of JAK1 inhibitors, and we are pursuing oncologic indications with our lead JAK1 inhibitor, INCB39110. We have completed a Phase I clinical trial to evaluate the safety and tolerability of INCB39110 in combination with chemotherapy in patients with advanced solid tumors, and have initiated two planned placebo-controlled proof-of-concept Phase II trials of INCB39110 in distinct chemotherapeutic regimens in patients with non-small cell lung cancer. We plan to begin a first line pancreatic cancer study of INCB39110 in combination with gemcitabine and nab-paclitaxel in the second half of 2015.

        We have another JAK1 inhibitor, INCB52793, which has recently initiated a Phase I/II trial in advanced malignancies.

IDO1 for Oncology

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

        Epacadostat is a novel, potent and selective inhibitor of the enzyme IDO1. We believe that the optimal development strategy for epacadostat is for the compound to be developed in combination with other immuno-oncology agents. We have four clinical trial agreements in place to evaluate the safety and efficacy of epacadostat in combination with four different checkpoint inhibitors: Merck's anti-PD-1 inhibitor Keytruda (pembrolizumab); AstraZeneca's investigational anti-PD-L1 inhibitor, MEDI4736; Bristol-Myers Squibb's anti-PD-1 inhibitor Opdivo (nivolumab); and Genentech's investigational anti-PD-L1 inhibitor, MPDL3280A. These four agreements are non-exclusive and involve multiple tumor types, including non-small cell lung, melanoma, ovarian, colorectal, squamous cell carcinoma of the head and neck, pancreatic and diffuse large B-cell lymphoma, and the Phase I/II trials under these agreements have been initiated.

PI3K-delta Inhibition for Hematology/Oncology

        The PI3K-delta pathway mediates oncogenic signaling in B cell malignancies, and we have two PI3K-delta inhibitors in clinical development, INCB40093 and INCB50465. We believe each of these compounds provides an opportunity to differentiate competitor agents on potency, pharmacokinetics and safety, thereby potentially providing more attractive combination opportunities.

        INCB50465, a PI3K-delta inhibitor that demonstrated high potency in preclinical studies, has now entered Phase I development as monotherapy, and INCB40093, our first PI3K-delta inhibitor, is advancing in both monotherapy and combination (with our JAK1 selective inhibitor INCB39110) proof-of-concept trials in B-cell malignancies. In-house preclinical studies have demonstrated that the JAK1 and PI3K-delta signaling pathways play inter-related functions in maintaining the growth and survival of B-lymphoid cells, and the data suggest that concurrent inhibition of the two pathways may achieve synergistic cellular efficacy.

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

        Several small molecule c-MET kinase inhibitors have demonstrated clinical efficacy in a number of cancers; however, these molecules have limited potency and are relatively non-selective, which could lead to off-target toxicities. We believe our lead c-MET inhibitor, capmatinib, which is licensed to Novartis, has the requisite properties to overcome these limitations, including greater selectivity, improved potency and more effective inhibition of c-MET. Under our agreement, Novartis received worldwide exclusive development and commercialization rights to capmatinib and certain back-up compounds in all indications. Capmatinib is being evaluated in hepatocellular carcinoma, non-small cell lung cancer, and other solid tumors and may have potential utility as a combination agent.

Early Stage Clinical / Discovery

        We have recently added two new compounds to our clinical development portfolio. INCB54828 is an FGFR inhibitor that demonstrated potency and selectivity in preclinical studies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in a number of liquid and solid tumor types. We plan to begin clinical trials of INCB54828 in the first half of 2015. INCB54329 is a BRD inhibitor. BRDs are a family of proteins which play important roles in mediating gene transcription, most notably by facilitating the expression of oncogenes such as MYC, one of the most frequently dysregulated oncogenes in all human cancer. We plan to begin clinical trials of INCB54329 in the first half of 2015.

        We have a number of other early programs at various stages of preclinical and clinical testing. We intend to describe these programs once we have obtained clinical proof-of-concept and established that a compound within a specific program warrants further development.

License Agreements

Novartis

        In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to ruxolitinib and certain back-up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to JAKAFI (ruxolitinib) in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our c-MET inhibitor compound capmatinib and certain back-up compounds in all indications. We retained options to co-develop and to co-promote capmatinib in the United States.

        Under this agreement, we received an upfront payment and immediate milestone payment totaling $210 million and were initially eligible to receive additional payments of up to approximately $1.2 billion if defined development and commercialization milestones are achieved. We are also eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future ruxolitinib net sales outside of the United States. In addition, Novartis has received reimbursement and pricing approval for ruxolitinib in a specified number of countries, and we are now obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is now responsible for all costs relating to the development and commercialization of capmatinib.

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

        We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly is responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States.

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

Agenus

        In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly-owned subsidiary, 4-Antibody AG, which we collectively refer to as Agenus. Under this agreement, the parties have agreed to collaborate on the discovery of novel immuno-therapeutics using Agenus' proprietary Retrocyte Display antibody discovery platform. The effectiveness of the agreement is conditioned on the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act).

        Under the terms of this agreement, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG-3 and TIM-3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration. These targets may be designated profit-share programs, where all costs and profits are shared equally by us and Agenus, or royalty-bearing programs, where we will be responsible for all costs associated with discovery, preclinical activities, clinical development and commercialization activities. The programs relating to GITR and OX40 are profit-share programs and the programs relating to LAG-3 and TIM-3 are royalty-bearing programs. All costs related to the collaboration are subject to a joint research plan. We agreed to pay Agenus upfront non-refundable payments totaling $25 million. For each royalty-bearing product, Agenus will be eligible to receive up to $155 million in future contingent development, regulatory and commercialization milestones as well as tiered royalties on global net sales ranging from 6% to 12%. For each profit-share product, Agenus will be eligible to receive up to $20 million in future contingent development milestones. Additionally, Agenus retains co-promotion participation rights in the United States on any profit-share product. For each royalty-bearing product, Agenus has reserved the right to elect to co-fund 30% of development costs for a commensurate increase in royalties. The agreement may be terminated by us for convenience and may also be terminated under certain other circumstances, including material breach. We have agreed to certain standstill provisions that allow us to acquire up to 15% of Agenus Inc.'s outstanding voting stock, including shares acquired pursuant to the Stock Purchase Agreement described below, solely for investment purposes.

        We also entered into a Stock Purchase Agreement with Agenus Inc., pursuant to which we agreed to purchase, subject to expiration of the waiting period under the HSR Act, approximately 7.76 million shares of Agenus Inc. common stock for an aggregate purchase price of $35 million in cash, or approximately $4.51 per share. We will own approximately 11% of the outstanding shares of Agenus Inc.'s common stock after such purchase. We have agreed not to dispose of any of the shares of common stock for a period of 12 months and Agenus Inc. has agreed to certain registration rights with respect to the shares of common stock.

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

        To succeed in our objective to create a pipeline of novel therapeutics that address serious unmet medical needs, we have established a broad range of discovery capabilities in-house, including target validation, high-throughput screening, medicinal chemistry, computational chemistry, and pharmacological and ADME (absorption, distribution, metabolism and excretion) assessment. We augment these capabilities through collaborations with academic and contract laboratory resources with relevant expertise.

        Given our chemistry-driven discovery process, our pipeline has grown and is focused primarily in the area of oncology. We conduct a limited number of discovery programs in parallel at any one time. This focus allows us to allocate resources to our selected programs at a level that we believe is competitive with larger pharmaceutical companies. We believe this level of resource allocation, applied to the discovery process outlined above, has been a critical competitive advantage in advancing our product pipeline.

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

Incyte's Commercial Strategy

        Our strategy is to develop and commercialize our compounds on our own in selected markets when we believe a company of our size can successfully compete, such as in myelofibrosis, polycythemia vera, and other oncology indications. In November 2011, we received regulatory approval of JAKAFI (ruxolitinib) in the United States for the treatment of intermediate or high-risk myelofibrosis. Since that time, we have focused on increasing utilization of JAKAFI in this patient population. In December 2014, JAKAFI was approved for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea. JAKAFI is the only FDA-approved product to treat these two diseases. JAKAFI is distributed primarily through a limited network of specialty pharmacy providers and group purchasing organizations. We have expanded the marketing, medical, sales and operational infrastructure to support continued commercialization of JAKAFI in its two indications and to prepare for potential future indications of JAKAFI and other products in the United States.

        For rights to ruxolitinib outside the United States as well as for pipeline compounds that are outside of our core expertise, would require expensive clinical studies, or could be used in combination with other compounds or biologics, we have established or may in the future establish collaborations or strategic relationships to support development and commercialization, such as our collaborations with Novartis and Lilly for our JAK inhibitors. We believe the key benefits to entering into strategic relationships include the potential to receive upfront payments and future milestones and royalties in exchange for certain rights to our compounds, as well as the potential to expedite the development and commercialization of certain of our compounds.

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

Drug/Drug Candidate (Target)	Status of United States Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)	Status of European Union and Japan Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)
ruxolitinib (JAK)	Granted and pending (2026)	Granted and pending (2026)
baricitinib (JAK)	Granted and pending (2029)	Granted and pending (2029)
epacadostat (IDO)	Granted and pending (2029)	Granted and pending (2029)
INCB39110 (JAK)	Granted and pending (2031)	Applications pending (2031)
capmatinib (cMET)	Granted and pending (2027)	Granted and pending (2027)

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

  •
  new small molecules; or

  •
  other classes of therapeutic agents.

        We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to drug candidates or proprietary technology. These competitors, either alone or with their collaborative partners, may succeed in developing products that are more effective than ours.

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

Government Regulation

        Our ongoing research and development activities and any manufacturing and marketing of JAKAFI and our drug candidates are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the United States Food, Drug and Cosmetic Act and its implementing regulations and, in the case of biologics, the Public Health Service Act. The FDA regulates, among other things, the research, development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution and import and export, of these products.

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

  •
  submission of a New Drug Application (NDA) or Biologics License Application (BLA) to the FDA for review;

  •
  random inspections of clinical sites to ensure validity of clinical safety and efficacy data;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices;

  •
  FDA approval of the NDA or BLA; and

  •
  payment of user and establishment fees, if applicable.

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

        As a separate amendment to an IND, a clinical trial sponsor may submit to the FDA a request for a special protocol assessment (SPA). Under the SPA procedure, a sponsor may seek the FDA's agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins, except when agreed by FDA or in limited circumstances, such as when a substantial scientific issue essential to determining the safety and effectiveness of a drug candidate is identified after a Phase III clinical trial is commenced and agreement is obtained with the FDA. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. However, additional trials could also be requested by the FDA to support approval, and the FDA may make an approval decision based on a number of factors, including the degree of clinical benefit as well as safety. The FDA is not obligated to approve an NDA or BLA as a result of an SPA agreement, even if the clinical outcome is positive.

        Even after initial FDA approval has been obtained, post-approval trials, or Phase IV studies, may be required to provide additional data, and will be required to obtain approval for the sale of a product as a treatment for a clinical indication other than that for which the product was initially tested and approved. Also, the FDA will require post-approval safety reporting to monitor the side effects of the drug. Results of post-approval programs may limit or expand the indication or indications for which the drug product may be marketed. Further, if there are any requests for modifications to the initial FDA approval for the drug, including changes in indication, manufacturing process, manufacturing facilities, or labeling, a supplemental NDA or BLA may be required to be submitted to the FDA.

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

        The FDA's fast track and breakthrough therapy designation programs are intended to facilitate the development and expedite the review of drug candidates intended for the treatment of serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for these conditions. Under these programs, FDA can, for example, review portions of an NDA or BLA for a drug candidate before the entire application is complete, thus potentially beginning the review process at an earlier time.

        We cannot guarantee that the FDA will grant any of our requests for fast track or breakthrough therapy designations, that any such designations would affect the time of review or that the FDA will approve the NDA or BLA submitted for any of our drug candidates, whether or not these designations are granted. Additionally, FDA approval of a fast track/breakthrough product can include restrictions on the product's use or distribution (such as permitting use only for specified medical conditions or limiting distribution to physicians or facilities with special training or experience). Approval of such designated products can be conditioned on additional clinical trials after approval.

        Sponsors submit the results of preclinical studies and clinical trials to the FDA as part of an NDA or BLA. NDAs and BLAs must also contain extensive product manufacturing information and proposed labeling. Upon receipt, the FDA initially reviews the NDA or BLA to determine whether it is sufficiently complete to initiate a substantive review. If the FDA identifies deficiencies that would preclude substantive review, the FDA will refuse to accept the NDA or BLA and will inform the sponsor of the deficiencies that must be corrected prior to resubmission. If the FDA accepts the submission for review (then deemed a "filing"), the FDA typically completes the NDA or BLA review within a pre-determined time frame. Under the Prescription Drug User Fee Act, the FDA agrees to review NDAs and BLAs under either a standard review or priority review. FDA procedures provide for priority review of NDAs and BLAs submitted for drugs that, compared to currently marketed products, if any, offer a significant improvement in the treatment, diagnosis or prevention of a disease. The FDA seeks to review NDAs and BLAs that are granted priority status more quickly than NDAs and BLAs given standard review status. The FDA's stated policy is to act on 90% of priority NDAs and BLAs within eight months of receipt (or six months after filing, which occurs 60 days after NDA or BLA submission). Although the FDA historically has not met these goals, the agency has made significant improvements in the timeliness of the review process. NDA and BLA review often extends beyond anticipated completion dates due to FDA requests for additional data or clarification, the FDA's decision to have an advisory committee review, and difficulties in scheduling an advisory committee meeting. The recommendations of an advisory committee are not binding on the FDA.

        To obtain FDA approval to market a product, we must demonstrate that the product is safe and effective for the patient population that will be treated. If regulatory approval of a product is granted, the approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. Marketing or promoting a drug for an unapproved indication is prohibited. Furthermore, approval may entail requirements for post-marketing studies or risk evaluation and mitigation strategies, including the need for patient and/or physician education, patient registries, medication or similar guides, or other restrictions on the distribution of the product. If an NDA or BLA does not satisfy applicable regulatory criteria, the FDA may deny approval of an NDA or BLA or may issue a complete response, and require, among other things, additional clinical data or analyses.

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

  Regulation of Manufacturing Process

        Even when NDA or BLA approval is obtained, a marketed product, such as JAKAFI, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including costly recalls or withdrawal of the product from the market. Manufacturing facilities are always subject to inspection by the applicable regulatory authorities.

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

  Marketing Exclusivity

        The FDA may grant five years of exclusivity in the United States for the approval of NDAs for new chemical entities, and three years of exclusivity for supplemental NDAs, for among other things, new indications, dosages or dosage forms of an existing drug if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the supplemental application. Additionally, six months of marketing exclusivity in the United States is available if, in response to a written request from the FDA, a sponsor submits and the agency accepts requested information relating to the use of the approved drug in the pediatric population. The six month pediatric exclusivity is added to any existing patent or non-patent exclusivity period for which the drug is eligible. Orphan drug products are also eligible for pediatric exclusivity if the FDA requests and the company completes pediatric clinical trials. Under the Biologics Price Competition and Innovation Act, the FDA may grant 12 years of data exclusivity for innovative biological products.

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

        The Affordable Care Act imposes a significant annual fee on companies that manufacture or import branded prescription drug products. The fee (which is not deductible for federal income tax purposes) is based on the manufacturer's market share of sales of branded drugs and biologics (excluding orphan drugs) to, or pursuant to coverage under, specified U.S. government programs. The Affordable Care Act also contains a number of provisions, including provisions governing the way that health care is financed by both governmental and private insurers, enrollment in federal health care programs, reimbursement changes, the increased use of comparative effectiveness research in health care decision-making, and enhancements to fraud and abuse requirements and enforcement, that are affecting existing government health care programs and will result in the development of new programs. The Affordable Care Act also contains requirements for manufacturers to publicly report certain payments or other transfers of value made to physicians and teaching hospitals. We are unable to predict the future course of federal or state health care legislation and regulations, including regulations that will be issued to implement provisions of the Affordable Care Act. The Affordable Care Act and further changes in the law or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, financial condition and results of operations and cash flows.

        Public and private health care payers control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payers also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. Payers may require physicians to seek approval from them before a product will be reimbursed or covered, commonly referred to as prior authorization. In particular, many public and private health care payers limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare Part D coverage for oncology drugs, the Medicare Modernization Act, with certain exceptions, provides for Medicare coverage of unapproved uses of an FDA-approved drug if the unapproved use is reasonable and necessary and is supported by one or more citations in CMS-approved compendia, such as the National Comprehensive Cancer Network Drugs and Biologics Compendium. Different pricing and reimbursement schemes exist in other countries. For example, in the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits and may limit or restrict reimbursement. The downward pressure on health care costs in general, and prescription drugs in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the actions of the National Institute for Clinical Excellence in the United Kingdom, which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert a commercial pressure on pricing within a country.

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

        We contract with third parties to manufacture our drug candidates and JAKAFI for clinical and commercial purposes. Third-party manufacturers supply us with raw materials, and other third-party manufacturers convert these raw materials into API or convert the API into final dosage form. For most of our drug candidates, once our raw materials are produced, we rely on one third party to manufacture the API, another to make finished drug product and a third to package and label the finished product. For ruxolitinib phosphate, the API for JAKAFI, we use and rely on a single third-party contract manufacturer in the United States and have qualified a second manufacturer for the supply of ruxolitinib phosphate.

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

  Agenus

        Under our pending collaboration with Agenus, Agenus has primary responsibility for manufacturing activities, including selecting and monitoring third-party manufacturers. Manufacturing antibodies and products containing antibodies is a more complex process than manufacturing small molecule drugs and subject to additional risks. The process of manufacturing antibodies and products containing antibodies is highly susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Research and Development

        Since our inception, we have made substantial investments in research and technology development. During the years ended December 31, 2014, 2013 and 2012, we incurred research and development expenses of $347.5 million, $260.4 million and $210.4 million, respectively.

Human Resources

        As of December 31, 2014, we had 588 employees, including 337 in research and development, 42 in medical affairs, 133 in sales and marketing and 76 in operations support, finance and administrative positions. Of these employees, 178 employees have advanced technical degrees, including 19 MDs and 159 doctorate degrees. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

Item 1A.    Risk Factors

RISKS RELATING TO OUR LEAD PRODUCT JAKAFI

We depend heavily on our lead product, JAKAFI (ruxolitinib), which is marketed as JAKAVI outside the United States. If we are unable to successfully commercialize JAKAFI in its approved indications or to successfully obtain regulatory approval for and commercialize ruxolitinib for the treatment of additional indications, or if we are significantly delayed or limited in doing so, our business may be materially harmed.

        JAKAFI is our first product to be approved for sale in the United States. It was approved by the U.S. Food and Drug Administration, or FDA, in November 2011 for the treatment of patients with intermediate or high-risk myelofibrosis and in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled polycythemia vera. Although we have received regulatory approval for these indications, such approval does not guarantee future revenues. The commercial success of JAKAFI and our ability to generate and maintain revenues from the sale of JAKAFI will depend on a number of factors, including:

  •
  the number of patients with intermediate or high-risk myelofibrosis or uncontrolled polycythemia vera who are diagnosed with the disease and the number of such patients that may be treated with JAKAFI;

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

  •
  the maintenance of regulatory approval for the approved indications in the United States; and

  •
  our ability to develop, obtain regulatory approval for and commercialize ruxolitinib in the United States for additional indications.

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

        We sell JAKAFI primarily to specialty pharmacies and group purchasing organizations, which in turn dispense JAKAFI to patients in fulfillment of prescriptions. We do not promote JAKAFI to specialty pharmacies and group purchasing organizations, and they do not set or determine demand for JAKAFI. Our ability to successfully commercialize JAKAFI will depend, in part, on the extent to which we are able to provide adequate distribution of JAKAFI to patients. Although we have contracted with a number of specialty pharmacies and group purchasing organizations, they are expected generally to carry a very limited inventory and may be reluctant to be part of our distribution network in the future if demand for the product does not increase. Further, it is possible that these specialty pharmacies and group purchasing organizations could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to carry smaller volume products such as JAKAFI, or cause higher product costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative channels to distribute JAKAFI on relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace any such specialty pharmacy or group purchasing organization. The loss of any large specialty pharmacy or group purchasing organization as part of our distribution network, a significant reduction in sales we make to specialty pharmacies or group purchasing organizations, or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

        We cannot guarantee that we will be able to maintain regulatory approval to market JAKAFI in the United States. If we do not maintain our regulatory approval to market JAKAFI, our results of operations will be materially harmed. We and our collaborators, third-party manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA and other federal and state agencies. These regulations continue to apply after product marketing approval, and cover, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, risk mitigation, and adverse event reporting requirements.

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

        Failure to comply with the laws and regulations administered by the FDA or other agencies could result in:

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

        Previously unknown risks and adverse effects of JAKAFI may also be discovered in connection with unapproved, or off-label, uses of JAKAFI. We are prohibited by law from promoting or in any way supporting or encouraging the promotion of JAKAFI for off-label uses, but physicians are permitted to use products for off-label purposes. In addition, we are studying and expect to continue to study JAKAFI in diseases for potential additional indications in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for intermediate or high-risk myelofibrosis or uncontrolled polycythemia vera and as JAKAFI is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of JAKAFI, reformulate JAKAFI or make changes and obtain new approvals. We may also experience a significant drop in the sales of JAKAFI, experience harm to our reputation and the reputation of JAKAFI in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent sales of JAKAFI or substantially increase the costs and expenses of commercializing JAKAFI.

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

        Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. We market JAKAFI for intermediate or high-risk myelofibrosis and uncontrolled polycythemia vera and provide promotional materials to physicians regarding the use of JAKAFI for these indications. Although we believe that our promotional materials for physicians do not constitute off-label promotion of JAKAFI, the FDA or other agencies may disagree. If the FDA or another agency determines that our promotional materials or other activities constitute off-label promotion of JAKAFI, it could request that we modify our promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.

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

        We have limited experience with the activities listed above and may not be successful in discovering, developing, or commercializing drug products. Discovery and development of drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. Of the compounds or biologics that we identify as potential drug products or that we may in-license from other companies, only a few, if any, are likely to lead to successful drug development programs and commercialized drug products.

We depend heavily on the success of our most advanced drug candidates. We might not be able to commercialize any of our drug candidates successfully, and we may spend significant time and money attempting to do so.

        We have invested significant resources in the development of our most advanced drug candidates. Ruxolitinib is in Phase III clinical trials for the treatment of advanced or metastatic pancreatic cancer, as well as in other clinical trials. Further, we have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. For example, in September 2011, we announced that we had discontinued development of our lead sheddase inhibitor, INCB7839, for the treatment of breast cancer. If a product is developed, but is not marketed, we may have spent significant amounts of time and money on it, which could adversely affect our operating results and financial condition.

Although we obtained a special protocol assessment agreement for ruxolitinib for advanced or metastatic pancreatic cancer, a special protocol assessment agreement does not guarantee any particular outcome from regulatory review, including any regulatory approval.

        We have obtained a special protocol assessment, or SPA, agreement with the FDA for a registration trial, which is one of two Phase III trials in the development plan, for ruxolitinib for the treatment of advanced or metastatic pancreatic cancer in a subgroup of patients with elevated CRP. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a New Drug Application, or NDA, and provides a product sponsor with an agreement confirming that the design and size of a trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. Even if we believe that the data from a clinical trial are supportive, an SPA is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, a trial will be adequate to demonstrate safety and efficacy, or otherwise be sufficient to support regulatory approval. There can be no assurance that the terms of an SPA will ultimately be binding on the FDA, and the FDA is not obligated to approve an NDA, if any, even if the clinical outcome is positive. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and the data and results from a clinical trial, and can require trial design changes or additional studies if issues arise essential to determining safety or efficacy. Data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override an SPA, and we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will determine that a previously approved SPA is still valid.

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

        Conflicts may arise with our collaborators and licensees if they pursue alternative technologies or develop alternative products either on their own or in collaboration with others as a means for developing treatments for the diseases that we have targeted. Competing products and product opportunities may lead our collaborators and licensees to withdraw their support for our drug candidates. Any failure of our collaborators and licensees to perform their obligations under our agreements with them or otherwise to support our drug candidates could negatively impact the development of our drug candidates, lead to our loss of potential revenues from product sales and milestones and delay our achievement, if any, of profitability. Additionally, conflicts may arise if, among other things, there is a dispute about the achievement and payment of a milestone amount or the ownership of intellectual property that is developed during the course of a collaborative relationship.

        Our existing collaborative and license agreements can be terminated by our collaborators and licensees for convenience, among other circumstances. If any of our collaborators or licensees terminates its agreement with us, or terminates its rights with respect to certain indications or drug candidates, we may not be able to find a new collaborator for them, and our business could be adversely affected. Should an agreement be terminated before we have realized the benefits of the collaboration or license, our reputation could be harmed, we may not obtain revenues that we anticipated receiving, and our business could be adversely affected.

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

        An important element of our business strategy is to enter into collaborative or license arrangements with other parties, under which we license our drug candidates to those parties for development and commercialization or under which we study our drug candidates in combination with such parties' compounds or biologics. We are evaluating strategic relationships with respect to several of our other programs and may enter into an agreement with respect to one or more of these programs in the future.

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

        In order for any of these collaboration or license arrangements to be successful, we must first identify potential collaborators or licensees whose capabilities complement and integrate well with ours. We may rely on these arrangements for not only financial resources, but also for expertise or economies of scale that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. However, it is likely that we will not be able to control the amount and timing of resources that our collaborators or licensees devote to our programs or drug candidates. If our collaborators or licensees prove difficult to work with, are less skilled than we originally expected, do not devote adequate resources to the program, pursue alternative technologies or develop alternative products, or do not agree with our approach to development or manufacturing of the drug candidate, the relationship could be unsuccessful. If a business combination involving a collaborator or licensee and a third party were to occur, the effect could be to terminate or cause delays in development of a drug candidate.

If we fail to enter into additional licensing agreements or if these arrangements are unsuccessful, our business and operations might be adversely affected.

        In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties' compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates that fit within our focus on oncology, such as our collaboration with Agenus. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected by the termination of a drug candidate and termination and winding down of the related license agreement. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected.

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

        Even if we are successful in gaining regulatory approval of any of our drug candidates in addition to JAKAFI, we may not generate significant product revenues and we may not become profitable if these drug products do not achieve an adequate level of acceptance. Physicians may not recommend our drug products until longer-term clinical data or other factors demonstrate the safety and efficacy of our drug products as compared to other alternative treatments. Even if the clinical safety and efficacy of our drug products is established, physicians may elect not to prescribe these drug products for a variety of reasons, including the reimbursement policies of government and other third-party payors and the effectiveness of our competitors in marketing their products.

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

        Compounds or biologics developed by us or with or by our collaborators and licensees may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

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

        Under our collaboration with Agenus, Agenus has primary responsibility for manufacturing activities, including selecting and monitoring third-party manufacturers. Manufacturing antibodies and products containing antibodies is a more complex process than manufacturing small molecule drugs and subject to additional risks. The process of manufacturing antibodies and products containing antibodies is highly susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.

        Our activities, and the activities of our collaborators, partners and third-party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the Foreign Corrupt Practices Act and similar anti-bribery or anti-corruption laws, or violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, collaborators, partners or third-party providers that would violate the laws or regulations of the jurisdictions in which we operate. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

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

Risks associated with expanding our operations to Europe could adversely affect our business.

        We plan to expand our operations and conduct certain development activities in Europe. We have limited experience with conducting activities outside of the United States. International operations and business expansion plans are subject to numerous additional risks, including:

  •
  multiple, conflicting and changing laws and regulations such as tax laws, privacy regulations, export and import restrictions, employment, immigration and labor laws, regulatory requirements, and other governmental approvals, permits and licenses;

  •
  difficulties in staffing and managing foreign operations;

  •
  risks associated with obtaining and maintaining, or the failure to obtain or maintain, regulatory approvals for the sale or use of our products in various countries;

  •
  complexities associated with managing government payor systems, multiple payor-reimbursement regimes or patient self-pay systems;

  •
  financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

  •
  general political and economic conditions in the countries in operate, including terrorism and political unrest, curtailment of trade and other business restrictions;

  •
  regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions, or similar anti-bribery or anti-corruption laws and regulations;

        Any of these risks, if encountered, could significantly increase our costs of operating internationally, prevent us from operating in certain jurisdictions, or otherwise significantly harm our future international expansion and operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

        We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2014. Because of those losses, we had an accumulated deficit of $1.8 billion as of December 31, 2014. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2015 and in future periods as well.

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

  •
  the acquisition of businesses, technologies, or drug candidates, or the licensing of technologies or drug candidates, if any;

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

        As of December 31, 2014, the aggregate principal amount of our total consolidated debt was $840.9 million and our stockholders' deficit was $81.6 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

        We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of December 31, 2014, $90.9 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. The remaining interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, will total $4.3 million. As of December 31, 2014, $375.0 million aggregate principal amount of our 0.375% convertible senior notes due 2018 was outstanding and due in November 2018. Annual interest payments for our 0.375% convertible senior notes through 2018, assuming that none of these notes are converted, repurchased or exchanged, are $1.4 million. As of December 31, 2014, $375.0 million aggregate principal amount of our 1.25% convertible senior notes due 2020 was outstanding and due in November 2020. Annual interest payments for our 1.25% convertible senior notes through 2020, assuming that none of these notes are converted, repurchased or exchanged, are $4.7 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our convertible senior notes, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

        We derived substantially all of our revenues for the year ended December 31, 2014 from JAKAFI product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

        Additionally, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a drug candidate in-licensed to us or subject to a collaboration with a third party, the protection of the intellectual property rights may not be in our hands. If we do not control the intellectual property rights in-licensed to us with respect to a drug candidate and the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize the in-licensed drug candidate.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties

        Our corporate headquarters is in Wilmington, Delaware, which is where our drug discovery and development operations are also located. As of December 31, 2014, we had a 15 year lease agreement for approximately 190,000 square feet of laboratory and office space in Wilmington, Delaware.

Item 3.    Legal Proceedings

        None

Item 4.    Mine Safety Disclosures

        Not applicable.

Executive Officers of the Registrant

        Our executive officers are as follows:

        Hervé Hoppenot, age 54, joined Incyte as President and Chief Executive Officer and a Director, in January 2014. Mr. Hoppenot served as the President of Novartis Oncology, Novartis Pharmaceuticals Corporation, the U.S. subsidiary of Novartis AG, a pharmaceutical company, from January 2010 to January 2014. Prior to that, Mr. Hoppenot served in other executive positions at Novartis Pharmaceuticals Corporation, serving from September 2006 to January 2010 as Executive Vice President, Chief Commercial Officer of Novartis Oncology and Head of Global Product Strategy & Scientific Development of Novartis Pharmaceuticals Corporation and from 2003 to September 2006 as Senior Vice President, Head of Global Marketing of Novartis Oncology. Prior to joining Novartis, Mr. Hoppenot served in various increasingly senior roles at Aventis S.A. (formerly Rhône-Poulenc S.A.), a pharmaceutical company, including as Vice President Oncology US of Aventis Pharmaceuticals, Inc. from 2000 to 2003 and Vice President US Oncology Operations of Rhone-Poulenc Rorer Pharmaceuticals, Inc. from 1998 to 2000. Mr. Hoppenot holds a Diploma from ESSEC International Business School.

        James M. Daly, age 53, has served as Executive Vice President and Chief Commercial Officer since October 2012. Prior to joining Incyte, Mr. Daly served as Senior Vice President of North America Commercial Operations and Global Marketing/Commercial Development of Amgen Inc., a biopharmaceutical company, where he was employed from January 2002 to December 2011. Prior to his employment with Amgen, Mr. Daly was Senior Vice President and General Manager of the Respiratory/Anti-infective business unit at GlaxoSmithKline, a pharmaceutical company, where he was employed from June 1985 to December 2001. Mr. Daly is a pharmacist and received his B.S. and M.B.A. degrees from SUNY at Buffalo.

        Barry P. Flannelly, age 57, joined Incyte as our Executive Vice President, Business Development and Strategic Planning in August 2014. Prior to joining Incyte, he served as Chief Executive Officer of OSS Healthcare Inc., a biotechnology start-up company, from August 2013 to July 2014. He served as Vice President, Global Product Strategy and Commercial Planning of Nektar Therapeutics, a biopharmaceutical company, from April 2011 until April 2013 and as Senior Vice President, Commercial, of Onyx Pharmaceuticals, Inc., a biopharmaceutical company, from August 2008 until January 2011. Prior thereto, Dr. Flannelly held key positions at biopharmaceutical and pharmaceutical companies such as Abraxis BioScience, Inc. and Novartis. Dr. Flannelly earned his doctorate in pharmacy from the University of Maryland, School of Pharmacy, his master's degree in business administration from the University of Baltimore, and his B.S. degree in Pharmacy from Massachusetts College of Pharmacy.

        David W. Gryska, age 58, joined Incyte as Executive Vice President and Chief Financial Officer in October 2014. Prior to joining Incyte, Mr. Gryska served as an independent consultant and as a member of several public company boards of directors. Mr. Gryska served as the Chief Operating Officer and a Director of Myrexis, Inc., a biotechnology company, from May 2012 to December 2012. From December 2006 to October 2010, Mr. Gryska served as Senior Vice President and Chief Financial Officer of Celgene Corporation, a biopharmaceutical company. From October 2004 to December 2006, Mr. Gryska was a principal at Strategic Consulting Group. Previously, Mr. Gryska served at Scios, Inc., a biopharmaceutical company, as Senior Vice President and Chief Financial Officer from 2000 to 2004, and as Vice President of Finance and Chief Financial Officer from 1998 to 2000. From 1993 to 1998, Mr. Gryska served as Vice President, Finance and Chief Financial Officer at Cardiac Pathways. Prior to Cardiac Pathways, Mr. Gryska served as a partner at Ernst & Young LLP. Mr. Grsyka is a CPA, and Mr. Gryska holds a B.A. in Accounting and Finance from Loyola University and an M.B.A. from Golden Gate University.

        Reid M. Huber, age 43, joined Incyte in January 2002 as Associate Director, Applied Technology. For the past 10 years, Dr. Huber has held roles of increasing responsibility in both drug discovery and clinical development at Incyte, and was appointed Executive Vice President, Chief Scientific Officer in April 2014. Prior to joining Incyte, Dr. Huber held scientific research positions with DuPont Pharmaceuticals Company from 1998 to 2002. Dr. Huber held intramural pre-doctoral and post-doctoral fellowships at the National Institutes of Health from 1997-1998. Dr. Huber received his B.S. in biochemistry/molecular genetics from Murray State University and his Ph.D. in molecular genetics from Washington University.

        Richard S. Levy, M.D., age 57, has served as Executive Vice President and Chief Drug Development and Medical Officer since January 2009 and joined the company as Senior Vice President of Drug Development in August 2003. Prior to joining Incyte, Dr. Levy held positions of increasing responsibility in drug development, clinical research and regulatory affairs at Celgene Corporation, from 2002 to 2003, DuPont Pharmaceuticals Company, from 1997 to 2002, and Sandoz (now part of Novartis), from 1991 to 1997. Prior to joining the pharmaceutical industry, Dr. Levy was Assistant Professor of Medicine at the UCLA School of Medicine. Dr. Levy is Board Certified in Internal Medicine and Gastroenterology and received his A.B. in Biology from Brown University and his M.D. from the University of Pennsylvania.

        Eric H. Siegel, age 50, joined Incyte as our Chief Compliance Officer in October 2010 and became Executive Vice President and General Counsel in August 2011. Prior to joining Incyte, from April 2009 to October 2011, he was Chief Compliance Officer at EMD Serono, Inc., a privately-held biotechnology company. From 2007 to 2009 he served as General Counsel for Solstice Neurosciences, Inc., also a privately-held biotechnology company. He was Vice President, Deputy General Counsel and Chief Compliance Officer at Cephalon, Inc. from 2004 to 2007. Mr. Siegel holds a B.A. from Franklin and Marshall College, his M.B.A from Temple University and his J.D. from the University of Pennsylvania.

        Paula J. Swain, age 57, has served as Executive Vice President, Human Resources, of Incyte since August 2002 and joined the company as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol-Myers Squibb Company from October 2001 to January 2002, after it acquired DuPont Pharmaceuticals Company. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

        Wenqing Yao, age 52, joined Incyte in February 2002 as Director, Chemistry. For the past nine years, Dr. Yao has held roles of increasing responsibility at Incyte, and was appointed Executive Vice President, Discovery Medicinal and Process Chemistry in October 2014. Prior to joining Incyte, Dr. Yao held scientific research positions with DuPont Pharmaceuticals and Bristol-Myers Squibb Company from 1996 to 2002. Dr. Yao received his B.S. in chemistry from Xuzhou Normal University, his M.S. in organic chemistry from NanKai University and his Ph.D. in organic/medicinal chemistry from the University of Pennsylvania.

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

	High	Low
2013
First Quarter	$25.29	$17.00
Second Quarter	24.86	18.23
Third Quarter	38.87	22.08
Fourth Quarter	52.47	33.01
2014
First Quarter	$70.86	$49.66
Second Quarter	58.34	40.30
Third Quarter	57.34	45.06
Fourth Quarter	80.78	43.86

        As of December 31, 2014, our common stock was held by 184 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Item 6.    Selected Financial Data

Selected Consolidated Financial Data
(in thousands, except per share data)

        The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Revenues:
Product revenues, net(1)	$357,562	$235,443	$136,001	$2,012	$—
Product royalty revenues(2)	48,966	28,251	3,652	—	—
Contract revenues(3)	104,857	91,047	156,948	91,948	168,948
Other revenues	110	206	458	495	930

Total revenues	511,495	354,947	297,059	94,455	169,878
Costs and expenses:
Cost of product revenues	3,004	630	157	—	—
Research and development	347,523	260,436	210,391	178,707	123,880
Selling, general and administrative	165,772	109,983	85,363	58,219	32,328
Other expenses(4)	—	—	—	712	(379)

Total costs and expenses	516,299	371,049	295,911	237,638	155,829

Income (loss) from operations	(4,804)	(16,102)	1,148	(143,183)	14,049
Interest and other income, net	3,350	1,324	764	462	1,416
Interest expense	(46,828)	(38,652)	(46,058)	(43,819)	(43,323)
Debt exchange expense on senior note conversions	(265)	(11,484)	—	—	—
Loss on repurchase/redemption of convertible senior and subordinated notes	—	(17,934)	—	—	(3,988)

Loss before provision for income taxes	(48,547)	(82,848)	(44,146)	(186,540)	(31,846)
(Benefit) provision for income taxes	(66)	299	174	—	—

Net loss	$(48,481)	$(83,147)	$(44,320)	$(186,540)	$(31,846)

Basic and diluted net loss per share	$(0.29)	$(0.56)	$(0.34)	$(1.49)	$(0.26)

Number of shares used in computation of basic and diluted net loss per share	167,947	148,403	129,747	125,362	121,628

(1)
2014, 2013, 2012 and 2011 product revenues, net relates to our product sales of JAKAFI.

(2)
2014, 2013 and 2012 product royalty revenues relate to Novartis net sales of JAKAVI outside the United States.

(3)
Contract revenues relates to our collaborative research and license agreements with Novartis and Lilly.

(4)
2011 primarily relates to a settlement agreement. 2010 relates to restructuring activity.

	December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$600,263	$509,004	$228,418	$277,594	$424,168
Working capital	477,699	447,757	173,440	175,164	341,881
Total assets	830,069	629,568	330,419	328,962	489,581
Convertible senior notes	689,118	661,567	322,043	298,193	276,445
Convertible subordinated notes	—	—	9,033	17,960	16,987
Stockholders' deficit	(81,628)	(193,108)	(174,957)	(227,077)	(88,644)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

        Our current pipeline includes the following compounds:

Target/Drug Compound	Indication	Status
ONCOLOGY
JAK1 and JAK2
JAKAFI(1)	Myelofibrosis(11)(12)	FDA Approved—Marketed
JAKAFI(1)	Polycythemia Vera(13)	FDA Approved—Marketed
ruxolitinib(1)	Pancreatic Cancer	Phase III
ruxolitinib(1)	Breast Cancer	Phase II
ruxolitinib(1)	Non-Small Cell Lung Cancer	Phase II
ruxolitinib(1)	Colorectal Cancer	Phase II
JAK1
INCB39110	Advanced Malignancies	Phase I/II
INCB39110	Non-Small Cell Lung Cancer	Phase II
INCB39110	Non-Small Cell Lung Cancer	Phase II
INCB52793	Advanced malignancies	Phase I/II
PI3K-delta
INCB40093	B-lymphoid Malignancies	Phase I/II
INCB50465	Hematology / Oncology	Phase I/II
JAK1+PI3K-delta
INCB39110+INCB40093	B-lymphoid Malignancies	Phase I/II
IDO1
epacadostat	Metastatic Melanoma	Phase II
epacadostat(2)	Non-Small Cell Lung Cancer	Phase I/II
epacadostat(3)	Non-Small Cell Lung Cancer	Phase I/II
epacadostat(4)	Multiple tumor types	Phase I/II
epacadostat(5)	Multiple tumor types	Phase I/II
c-MET
capmatinib(6)	Solid Tumors	Phase I/II
capmatinib(6)	Hepatocellular Carcinoma	Phase II
capmatinib(6)	Non-Small Cell Lung Cancer	Phase II
FGFR
INCB54828(7)	Solid Tumors	Phase I/II
BRD
INCB54329(7)	Hematology / Oncology	Phase I/II
INFLAMMATION
JAK1 and JAK2
baricitinib(8)	Rheumatoid Arthritis	Phase III
baricitinib(9)	Psoriasis	Phase IIb
baricitinib(10)	Diabetic Nephropathy	Phase II

(1)
We licensed rights outside the United States to Novartis and retained U.S. rights.

(2)
In combination with Merck's anti-PD-1 immunotherapy, Keytruda (pembrolizumab).

(3)
In combination with Genentech's anti-PD-L1 immunotherapy, MPDL3280A.

(4)
In combination with AstraZeneca's anti-PD-L1 immunotherapy, MEDI4736.

(5)
In combination with Bristol-Myers-Squibb's anti-PD-1 immunotherapy, Opdivo (nivolumab).

(6)
We licensed worldwide rights to Novartis and retained co-development and co-promotion options.

(7)
Clinical trial not yet initiated.

(8)
We licensed worldwide rights to Lilly, have elected to co-develop with Lilly, and retained a co-promotion option.

(9)
We licensed worldwide rights to Lilly and retained a co-promotion option.

(10)
We licensed worldwide rights to Lilly and retained co-development and co-promotion options.

(11)
Several clinical trials in patients with myelofibrosis are ongoing, including long-term extension studies, alternative dosing studies, joint global trials with Novartis and trials in patients with low platelet counts.

(12)
JAKAFI is approved for treatment of people with intermediate or high-risk myelofibrosis (MF), including primary MF, post—polycythemia vera MF, and post—essential thrombocythemia MF.

(13)
JAKAFI is approved for treatment of people with polycythemia vera (PV) who have had an inadequate response to or are intolerant of hydroxyurea.

License Agreements

Novartis

        In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to ruxolitinib and certain back-up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to JAKAFI (ruxolitinib) in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our c-MET inhibitor compound capmatinib and certain back-up compounds in all indications. We retained options to co-develop and to co-promote capmatinib in the United States.

        Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive additional payments of up to approximately $1.2 billion if defined development and commercialization milestones are achieved. In 2014, 2013 and 2012, we received $92.0 million, $25.0 million and $40.0 million, respectively, in milestone payments under this agreement. We are also eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future ruxolitinib net sales outside of the United States. In addition, Novartis has received reimbursement and pricing approval for ruxolitinib in a specified number of countries, and we are now obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is now responsible for all costs relating to the development and commercialization of capmatinib. JAKAFI is sold outside of the United States by Novartis under the name JAKAVI. For the years ended December 31, 2014, 2013 and 2012, we recorded $49.0 million, $28.3 million and $3.7 million, respectively, of product royalty revenues related to Novartis net sales of JAKAVI.

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

        We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly is responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Baricitinib is also being developed in psoriasis and diabetic nephropathy. We have decided not to exercise our co-development option for psoriasis. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country-by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

Agenus

        In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly-owned subsidiary, 4-Antibody AG, which we collectively refer to as Agenus. Under this agreement, the parties have agreed to collaborate on the discovery of novel immuno-therapeutics using Agenus' proprietary Retrocyte Display antibody discovery platform. The effectiveness of the agreement is conditioned on the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act).

        Under the terms of this agreement, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG-3 and TIM-3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration. These targets may be designated profit-share programs, where all costs and profits are shared equally by us and Agenus, or royalty-bearing programs, where we will be responsible for all costs associated with discovery, preclinical activities, clinical development and commercialization activities. The programs relating to GITR and OX40 are profit-share programs and the programs relating to LAG-3 and TIM-3 are royalty-bearing programs. All costs related to the collaboration are subject to a joint research plan. We agreed to pay Agenus upfront non-refundable payments totaling $25.0 million. For each royalty-bearing product, Agenus will be eligible to receive up to $155.0 million in future contingent development, regulatory and commercialization milestones as well as tiered royalties on global net sales ranging from 6% to 12%. For each profit-share product, Agenus will be eligible to receive up to $20.0 million in future contingent development milestones. Additionally, Agenus retains co-promotion participation rights in the United States on any profit-share product. For each royalty-bearing product, Agenus has reserved the right to elect to co-fund 30% of development costs for a commensurate increase in royalties. The agreement may be terminated by us for convenience and may also be terminated under certain other circumstances, including material breach. We have agreed to certain standstill provisions that allow us to acquire up to 15% of Agenus Inc.'s outstanding voting stock, including shares acquired pursuant to the Stock Purchase Agreement described below, solely for investment purposes.

        We also entered into a Stock Purchase Agreement with Agenus Inc., pursuant to which we agreed to purchase, subject to expiration of the waiting period under the HSR Act, approximately 7.76 million shares of Agenus Inc. common stock for an aggregate purchase price of $35.0 million in cash, or approximately $4.51 per share. We will own approximately 11% of the outstanding shares of Agenus Inc.'s common stock after such purchase. We have agreed not to dispose of any of the shares of common stock for a period of 12 months and Agenus Inc. has agreed to certain registration rights with respect to the shares of common stock.

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

  Cost of Product Revenues

        Cost of product revenues includes all JAKAFI related costs that are recoverable through the commercialization of the product. Beginning in October 2014, we became obligated to pay tiered, low-single digit royalties to Novartis on all future sales of JAKAFI in the United States, which are included in cost of product revenues.

  Contract and License Revenues

        Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of December 31, 2014, all remaining potential milestones under our collaborative arrangements are considered substantive.

        On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the years ended December 31, 2014, 2013 and 2012, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

        The steps generally required before a drug may be marketed in the United States include preclinical laboratory tests, animal studies and formulation studies, submission to the FDA of an IND for human clinical testing, performance of adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication, submission of a new drug application (NDA) or biologics license application (BLA) to the FDA for review and FDA approval of the NDA or BLA.

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

        Stock Compensation.    Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values on the dates of grant. The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting. The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method. The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method. The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $62.2 million, $38.4 million and $38.5 million of stock compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        Inventory.    Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for approximately the next 21 to 24 months will reflect a lower average per unit cost of materials.

        The raw materials and work-in-process inventory is not subject to expiration and the shelf life for finished goods inventory is 36 months from the start of manufacturing of the finished goods. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.

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

        Prior to May 14, 2014, the 2018 Notes and 2020 Notes were not convertible except in connection with a make-whole fundamental change, as defined in the respective indentures. Beginning on, and including, May 15, 2014, the 2018 Notes and 2020 Notes are convertible prior to the close of business on the business day immediately preceding May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2018 Notes or 2020 Notes, as applicable, on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of 2018 Notes or 2020 Notes, as applicable, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2018 Notes or 2020 Notes, as applicable, on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, the Notes are convertible at any time, regardless of the foregoing circumstances. Upon conversion we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election.

        On a quarterly basis, we perform an assessment in order to determine whether the 2018 Notes or 2020 Notes have become convertible at the option of the holder, based on meeting any of the conversion criteria described above. Should either the 2018 Notes or the 2020 Notes become convertible, we then assess our intent and ability to settle the 2018 Notes or the 2020 Notes in cash, shares of common stock, or a combination of cash and shares of common stock, in order to determine the appropriate classification of the 2018 Notes and the 2020 Notes at the balance sheet date. On January 1, 2015, the 2018 Notes and 2020 Notes became convertible through at least March 31, 2015, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended December 31, 2014 as described above. Management's intent is to settle any conversions of 2018 Notes or 2020 Notes in common shares and, therefore, the 2018 and 2020 Notes are reflected in long term liabilities on the consolidated balance sheet as of December 31, 2014.

Results of Operations

Years Ended December 31, 2014 and 2013

        We recorded net losses for the years ended December 31, 2014 and 2013 of $48.5 million and $83.1 million, respectively. On a basic and diluted per share basis, net loss was $0.29 and $0.56 for the years ended December 31, 2014 and 2013, respectively.

Revenues

	For the Years Ended, December 31,
	2014	2013
	(in millions)
Product revenues, net	$357.6	$235.4
Product royalty revenues	49.0	28.3
Contract revenues	104.8	91.0
Other revenues	0.1	0.2

Total revenues	$511.5	$354.9

        Our product revenues, net from JAKAFI for the years ended December 31, 2014 and 2013, were $357.6 million and $235.4 million, respectively. This increase was comprised of a volume increase of $92.3 million and a price increase of $29.9 million. Product revenues from the sale of JAKAFI are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

        The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2014:

Year Ended December 31, 2014	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2014	$803	$3,435	$108	$292	$4,638
Allowances for current period sales	11,055	28,377	874	625	40,931
Allowances for prior period sales	—	(188)	—	370	182
Credits/payments for current period sales	(8,998)	(20,734)	(755)	(226)	(30,713)
Credits/payments for prior period sales	(803)	(2,984)	(108)	(662)	(4,557)

Balance at December 31, 2014	$2,057	$7,906	$119	$399	$10,481

        Government rebates and chargebacks are the most significant component of our sales allowances. Increases in certain government reimbursement rates are limited to a measure of inflation, and when the price of a drug increases faster than this measure of inflation it will result in a penalty adjustment factor that causes a larger sales allowance to those government related entities. We expect government rebates and chargebacks as a percentage of our gross product sales will continue to increase in connection with any future JAKAFI price increases greater than the rate of inflation, and any such increase in these government rebates and chargebacks will have a negative impact on our reported product revenues, net.

        We expect our sales allowances to fluctuate from quarter to quarter as a result of the Medicare Part D Coverage Gap, the volume of purchases eligible for government mandated discounts and rebates as well as changes in discount percentages which are impacted by potential future price increases, rate of inflation, and other factors.

        Product royalty revenues on commercial sales for JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the years ended December 31, 2014 and 2013, were $49.0 million and $28.3 million, respectively. Future product royalty revenues on commercial sales for JAKAVI by Novartis could be impacted by foreign currency exchange rate fluctuations.

        Our contract revenues were $104.8 million and $91.0 million in 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, contract revenues were derived from the straight line recognition of revenue associated with the Novartis and Lilly upfront fees over the estimated performance periods as well as milestone payments earned during the periods. The upfront fees related to the Novartis agreement included a $150.0 million upfront payment received in 2009, a $60.0 million immediate milestone payment received in 2010 and $10.9 million of reimbursable costs incurred prior to the effective date of the agreement. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010. The increase from 2013 to 2014 primarily relates to recognition of $92.0 million in milestone payments from Novartis in 2014 compared to the recognition of $25.0 from Novartis in 2013 and $53.2 million of amortization of the Novartis upfront payment in 2013, through the substantive completion date of our performance obligation with Novartis.

Cost of Product Revenues

        We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At December 31, 2014, inventory with $2.3 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 24 months; however, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future JAKAFI sales, and the ability to utilize inventory prior to its expiration date. As a result, cost of product revenues for the next 24 months will reflect a lower average per unit cost of materials. Commencing in October 2014, we became obligated to pay tiered, low-single digit royalties to Novartis on all sales of JAKAFI in the United States, which is included in cost of product revenues.

        Cost of product revenues was $3.0 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively. Cost of product revenues increased from 2013 to 2014 due to increased JAKAFI sales and our obligation that commenced in October 2014 to pay royalties to Novartis on all JAKAFI sales in the United States. We expect future cost of product revenues to range in the mid-single digits as a percentage of net product sales subsequent to the utilization of all of the remaining pre-launch inventory.

Operating Expenses

  Research and development expenses

	For the Years Ended, December 31,
	2014	2013
	(in millions)
Salary and benefits related	$92.5	$73.3
Stock compensation	33.9	26.2
Clinical research and outside services	186.1	131.8
Occupancy and all other costs	35.0	29.1

Total research and development expenses	$347.5	$260.4

        We currently account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2013 to 2014 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from 2013 to 2014 was primarily the result of increased development costs. Research and development expenses for the year ended December 31, 2014 and 2013 were net of $4.3 million, $5.1 million, respectively, of costs reimbursed by our collaborative partners. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

        In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $49.3 million and $52.4 million for the years ended December 31, 2014 and 2013, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

  Selling, general and administrative expenses

	For the Years Ended, December 31,
	2014	2013
	($ in millions)
Salary and benefits related	$52.7	$35.2
Stock compensation	28.3	12.2
Other contract services and outside costs	84.8	62.6

Total selling, general and administrative expenses	$165.8	$110.0

        Salary and benefits related expense increased from 2013 to 2014 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis and preparation for the commercial launch in uncontrolled polycythemia vera in December 2014. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high-risk myelofibrosis and preparation for the commercial launch in uncontrolled polycythemia vera in December 2014.

Other income (expense)

        Interest and other income, net.    Interest and other income, net, for the years ended December 31, 2014 and 2013 was $3.4 million and $1.3 million, respectively.

        Interest expense.    Interest expense for the years ended December 31, 2014 and 2013, was $46.8 million and $38.7 million, respectively. Included in interest expense for the years ended December 31, 2014 and 2013, were $35.7 million and $23.8 million, respectively, of non-cash charges to amortize the discounts on our 4.75% convertible senior notes due 2015 (the 2015 Notes), the 2018 Notes and the 2020 Notes.

        Debt exchange expense on senior note conversions.    Debt exchange expense on senior note conversions for the years ended December 31, 2014 and 2013 was $0.3 million and $11.5 million, respectively, and was related to the exchange of $4.9 million and $186.0 million, respectively, in aggregate principal amount of our 2015 Notes for the underlying shares of common stock and cash.

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

        Our product revenues, net from JAKAFI for the years ended December 31, 2013 and 2012, were $235.4 million and $136.0 million, respectively. This increase was comprised of a volume increase of $82.0 million and a price increase of $17.4 million.

        Prior to the three months ended September 30, 2012, we used the sell- through method for revenue recognition as we had limited historical data on product returns. Under the sell-through method, we deferred revenue until the patients received JAKAFI. In the three months ended September 30, 2012, we determined that we had sufficient experience with product returns and transitioned to the sell-in method for recognizing revenue, under which we recognize revenue for product sales of JAKAFI at the time the product is received by our specialty pharmacy customers.

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

        Government rebates and chargebacks are the most significant component of our sales allowances. Increases in certain government reimbursement rates are limited to a measure of inflation, and when the price of a drug increases faster than this measure of inflation it will result in a penalty adjustment factor that causes a larger sales allowance to those government related entities.

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

        Salary and benefits related expense increased from 2012 to 2013 due to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from 2012 to 2013 was primarily the result of increased development costs. Research and development expenses for the years ended December 31, 2013 and 2012 were net of $5.1 million, $4.5 million, respectively, of costs reimbursed by our collaborative partners.

        Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $52.4 million and $18.5 million for the years ended December 31, 2013 and 2012, respectively.

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

        Interest expense.    Interest expense for the years ended December 31, 2013 and 2012, was $38.7 million and $46.1 million, respectively. Included in interest expense for the years ended December 31, 2013 and

2012, were $23.8 million and $27.1 million, respectively, of non-cash charges to amortize the discounts on our 2015 Notes, the 2018 Notes and the 2020 Notes.

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

Liquidity and Capital Resources

	2014	2013	2012
	(in millions)
December 31:
Cash, cash equivalents, and marketable securities	$600.3	$509.0	$228.4
Working capital	$477.7	$447.8	$173.4
Year ended December 31:
Cash provided by (used in):
Operating activities	$26.3	$9.2	$(94.8)
Investing activities	$(138.4)	$(37.4)	$(2.0)
Financing activities	$93.1	$275.6	$47.7
Capital expenditures (included in investing activities above)	$(27.9)	$(4.3)	$(2.8)

  Sources and Uses of Cash.

        We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2014. Because of those losses, we had an accumulated deficit of $1.8 billion as of December 31, 2014. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At December 31, 2014, we had available cash, cash equivalents and marketable securities of $600.3 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government agency and non-agency mortgage-backed securities. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

        Cash provided by (used in) operating activities.    The $17.1 million increase in cash provided by operating activities from 2013 to 2014 was due primarily due a lower net loss, increased non-cash depreciation and amortization and changes in working capital. The $104.0 million decrease in cash used in operating activities from 2012 to 2013 was due primarily to timing of milestone receipts in 2013 and other changes in working capital.

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

        Cash provided by financing activities.    During 2014, net cash provided by financing activities was $93.1 million, consisting primarily of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2013, net cash provided by financing activities was $275.6 million, consisting of $728.7 million of net proceeds from the issuance of our 2018 Notes and our 2020 Notes and

$73.2 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan, offset by $500.0 million related to the repurchase of $117.3 million aggregate principal amount of our 2015 Notes, $11.5 million related to the exchange of $186.0 million aggregate principal amount of our 2015 Notes for the underlying shares of common stock and cash, and $15.0 million related to a letter of credit for the facility lease for the benefit of the landlord. During 2012, net cash provided by financing activities was $47.7 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.

        The following summarizes our significant contractual obligations as of December 31, 2014 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible senior debt	$840.9	$90.9	$—	$375.0	$375.0
Interest on convertible senior debt	38.1	10.4	12.2	10.8	4.7
Non-cancelable lease obligations:
Related to corporate headquarters	88.5	6.7	12.0	12.1	57.7

Total contractual obligations	$967.5	$108.0	$24.2	$397.9	$437.4

        We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products. The table above does not reflect any future potential payments, including the Agenus upfront payment of $25.0 million and related stock purchase of $35.0 million which we expect to make in the first quarter of 2015.

        We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis, Lilly and Pfizer; the extent to which commercialization of JAKAFI is successful; expenditures in connection with potential exchanges of our outstanding convertible senior notes; and expenditures in connection with strategic relationships and license agreements, including our agreement with Agenus, strategic equity investments or potential acquisitions. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and corporate debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of December 31, 2014, marketable securities were $148.0 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2014, the decline in fair value would not be material.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Incyte Corporation

        We have audited the consolidated balance sheets of Incyte Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Corporation, at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Incyte Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 17, 2015

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$452,297	$471,429
Marketable securities—available-for-sale	147,966	37,575
Restricted investments	500	500
Accounts receivable	57,933	35,374
Inventory	358	406
Deferred income taxes	19,641	895
Prepaid expenses and other current assets	20,519	9,620

Total current assets	699,214	555,799
Restricted investments	14,000	14,500
Inventory	19,078	14,937
Property and equipment, net	81,790	26,848
Other assets, net	15,987	17,484

Total assets	$830,069	$629,568

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$24,462	$19,102
Accrued compensation	34,422	28,079
Interest payable	1,841	1,909
Accrued and other current liabilities	62,270	46,062
Deferred revenue—collaborative agreements	12,880	12,890
Convertible senior notes	85,640	—

Total current liabilities	221,515	108,042
Convertible senior notes	603,478	661,567
Other liabilities	54,552	26,803
Deferred income taxes	19,641	895
Deferred revenue—collaborative agreements	12,511	25,369

Total liabilities	911,697	822,676

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 170,876,619 and 162,984,680 shares issued and outstanding as of December 31, 2014 and 2013, respectively	171	163
Additional paid-in capital	1,701,904	1,541,773
Accumulated other comprehensive income	1,815	1,993
Accumulated deficit	(1,785,518)	(1,737,037)

Total stockholders' deficit	(81,628)	(193,108)

Total liabilities and stockholders' deficit	$830,069	$629,568

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Product revenues, net	$357,562	$235,443	$136,001
Product royalty revenues	48,966	28,251	3,652
Contract revenues	104,857	91,047	156,948
Other revenues	110	206	458

Total revenues	511,495	354,947	297,059
Costs and expenses:
Cost of product revenues	3,004	630	157
Research and development	347,523	260,436	210,391
Selling, general and administrative	165,772	109,983	85,363

Total costs and expenses	516,299	371,049	295,911
Income (loss) from operations	(4,804)	(16,102)	1,148
Interest and other income, net	3,350	1,324	764
Interest expense	(46,828)	(38,652)	(46,058)
Debt exchange expense on senior note conversions	(265)	(11,484)	—
Loss on repurchase of convertible senior notes	—	(17,934)	—

Loss before provision for income taxes	(48,547)	(82,848)	(44,146)
(Benefit) provision for income taxes	(66)	299	174

Net loss	$(48,481)	$(83,147)	$(44,320)

Basic and diluted net loss per share	$(0.29)	$(0.56)	$(0.34)
Shares used in computing basic and diluted net loss per share	167,947	148,403	129,747

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(48,481)	$(83,147)	$(44,320)
Other comprehensive income (loss):
Foreign currency translation loss	(6)	—	—
Unrealized gains (losses) on restricted investments and marketable securities, net of tax	(172)	115	788
Reclassification adjustment for realized gains on restricted cash and investments and marketable securities	—	—	(552)

Other comprehensive income (loss)	(178)	115	236

Comprehensive loss	$(48,659)	$(83,032)	$(44,084)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2011	$126	$1,380,725	$1,642	$(1,609,570)	$(227,077)
Issuance of 5,150,649 shares of Common Stock upon exercise of stock options and restricted stock units and 378,041 shares of Common Stock under the ESPP	5	47,706	—	—	47,711
Issuance of 1,461,496 shares of Common Stock upon conversion of Pfizer Note	2	9,998	—	—	10,000
Stock compensation expense	—	38,493	—	—	38,493
Other comprehensive income	—	—	236	—	236
Net loss	—	—	—	(44,320)	(44,320)

Balances at December 31, 2012	$133	$1,476,922	$1,878	$(1,653,890)	$(174,957)
Issuance of 6,898,551 shares of Common Stock upon exercise of stock options and restricted stock units and 390,000 shares of Common Stock under the ESPP	7	73,150	—	—	73,157
Issuance of 1,025,641 shares of Common Stock upon conversion of Pfizer Note	1	9,372	—	—	9,373
Issuance of 21,208,303 shares of Common Stock upon conversion of Convertible Senior Notes due 2015	22	154,316	—	—	154,338
Reclassification to additional paid in capital in connection with repurchase of $117.3 million aggregate principal of 4.75% convertible senior notes due 2015	—	(381,405)	—	—	(381,405)
Equity component of 0.375% convertible senior notes due 2018 and 1.25% convertible senior notes due 2020	—	170,806	—	—	170,806
Excess tax benefit from stock based compensation	—	214	—	—	214
Stock compensation expense	—	38,398	—	—	38,398
Other comprehensive income	—	—	115	—	115
Net loss	—	—	—	(83,147)	(83,147)

Balances at December 31, 2013	$163	$1,541,773	$1,993	$(1,737,037)	$(193,108)
Issuance of 7,044,844 shares of Common Stock upon exercise of stock options and 193,657 shares of Common Stock under the ESPP	7	92,837	—	—	92,844
Issuance of 653,438 shares of Common Stock upon conversion of Convertible Senior Notes due 2015	1	5,160	—	—	5,161
Excess tax provision from stock based compensation	—	(22)	—	—	(22)
Stock compensation expense	—	62,156	—	—	62,156
Other comprehensive loss	—	—	(178)	—	(178)
Net loss	—	—	—	(48,481)	(48,481)

Balances at December 31, 2014	$171	$1,701,904	$1,815	$(1,785,518)	$(81,628)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(48,481)	$(83,147)	$(44,320)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of debt discounts	41,413	29,207	29,979
Stock-based compensation	62,156	38,398	38,493
Excess tax provision (benefit) from stock based compensation	22	(214)	—
Debt exchange expense on senior note conversions	265	11,484	—
Loss on repurchase of convertible senior notes	—	17,934	—
Realized (gain) loss on restricted cash and investments and marketable securities, net	—	—	(552)
Changes in operating assets and liabilities:
Accounts receivable	(22,559)	35,577	(64,536)
Prepaid expenses and other assets	(30,489)	247	16,903
Inventory	(4,093)	(6,590)	(5,217)
Accounts payable	5,360	5,141	(978)
Accrued and other liabilities	35,530	27,189	4,668
Deferred revenue—product revenues	—	—	(2,332)
Deferred revenue—collaborative agreements	(12,868)	(66,046)	(66,938)

Net cash provided by (used in) operating activities	26,256	9,180	(94,830)

Cash flows from investing activities:
Capital expenditures	(27,876)	(4,267)	(2,839)
Sales of marketable securities	—	—	(9)
Maturities of marketable securities	23,528	583	—
Purchases of marketable securities	(134,091)	(33,713)	860

Net cash used in investing activities	(138,439)	(37,397)	(1,988)

Cash flows from financing activities:
Release (purchase) of restricted investments	500	(15,000)	—
Proceeds from issuance of common stock under stock plans	92,844	73,157	47,711
Excess tax provision (benefit) from stock based compensation	(22)	214	—
Proceeds from issuance of convertible senior notes, net of costs	—	728,696	—
Repurchase of convertible senior notes	—	(499,994)	—
Cash paid in connection with exchange of 4.75% convertible senior notes due 2015	(265)	(11,484)	—

Net cash provided by financing activities	93,057	275,589	47,711
Foreign currency translation change	(6)	—	—
Net (decrease) increase in cash and cash equivalents	(19,132)	247,372	(49,107)
Cash and cash equivalents at beginning of year	471,429	224,057	273,164

Cash and cash equivalents at end of year	$452,297	$471,429	$224,057

Supplemental Schedule of Cash Flow Information
Interest paid	$10,458	$15,587	$19,000

Incomes taxes paid	$37	$140	$1

Reclassification to common stock and additional paid in capital in connection with conversion of Pfizer convertible subordinated note due 2014	$—	$9,373	$—

Reclassification to common stock and additional paid in capital in connection with exchange of 4.75% convertible senior notes due 2015	$5,161	$154,338	$—

Reclassification to additional paid in capital in connection with repurchase of 4.75% convertible senior notes due 2015	$—	$(381,405)	$—

Purchase of property and equipment financed by direct financing lease	$31,495	$19,274	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

        Organization and Business.    Incyte Corporation ("Incyte," "we," "us," or "our") is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics, primarily for oncology. Our pipeline includes compounds in various stages, ranging from preclinical to late stage development, and a commercialized product, JAKAFI® (ruxolitinib). Our operations are treated as one operating segment.

        Principles of Consolidation.    The consolidated financial statements include the accounts of Incyte Corporation and our wholly owned subsidiaries including Incyte Holdings Corporation, Incyte International Holdings Sàrl and Incyte Europe Sàrl. All inter-company accounts, transactions, and profits have been eliminated in consolidation.

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

        Cash and Cash Equivalents.    Cash and cash equivalents are held in U.S. banks or in custodial accounts with banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash.

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

        Accounts Receivable.    As of December 31, 2014 and 2013, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

        Inventory.    Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the U.S. Food and Drug

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Administration ("FDA") approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for the next 24 months will reflect a lower average per unit cost of materials.

        The raw materials and work-in-process inventory is not subject to expiration and the shelf life for finished goods inventory is 36 months from the start of manufacturing of the finished goods. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.

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

        Accumulated Other Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) consists of unrealized gains or losses on marketable securities and restricted cash and investments and foreign currency translation adjustments.

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

  Cost of Product Revenues

        Cost of product revenues includes all JAKAFI related costs that are recoverable through the commercialization of the product. Beginning in October 2014, we became obligated to pay tiered, low-single digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States which are included in cost of product revenues.

  Contract and License Revenues

        Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of December 31, 2014, all remaining potential milestones under our collaborative arrangements are considered substantive.

        On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the years ended December 31, 2014, 2013 and 2012, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

        The steps generally required before a drug may be marketed in the United States include preclinical laboratory tests, animal studies and formulation studies, submission to the FDA of an IND for human clinical testing, performance of adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication, submission of a new drug

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

application ("NDA") or biologics license application ("BLA") to the FDA for review and FDA approval of the NDA or BLA.

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

        Stock Compensation.    Share-based payment transactions with employees, which include stock options, restricted stock units ("RSUs") and performance shares ("PSUs"), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates. The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting. The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method. The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method. The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $62.2 million, $38.4 million and $38.5 million of stock compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively.

  Recent Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements—Going Concern", to provide guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not believe the pending adoption of ASU No. 2014-15 will have a material impact on our consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides a five-step approach to be applied to all contracts with customers. ASU No. 2014-09 also requires expanded disclosures about revenue recognition. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods. We are currently analyzing the impact of ASU No. 2014-09 on our results of operations and, at this time, we are unable to determine the impact on the new standard, if any, on our consolidated financial statements.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities

        The following is a summary of our marketable security portfolio as of December 31, 2014 and 2013, respectively.

	Amortized Cost	Net Unrealized Gains		Net Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2014
Corporate debt securities	$144,684		$—	$(282)	$144,402
Mortgage backed securities	1,461		2,103	—	3,564

	$146,145		$2,103	$(282)	$147,966

December 31, 2013
Corporate debt securities	$33,683	$		$(30)	$33,653
Mortgage backed securities	1,899		2,023	—	3,922

	$35,582		$2,023	$(30)	$37,575

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

        At December 31, 2014 and December 31, 2013, our Level 2 corporate debt securities and mortgage-backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities (Continued)

        The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Cash and cash equivalents	$452,297	$—	$—	$452,297
Corporate debt securities	—	144,402	—	144,402
Mortgage-backed securities	—	3,564	—	3,564

Total assets	$452,297	$147,966	$—	$600,263

        The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Cash and cash equivalents	$471,429	$—	$—	$471,429
Corporate debt securities	—	33,653	—	33,653
Mortgage-backed securities	—	3,922	—	3,922

Total assets	$471,429	$37,575	$—	$509,004

        Net realized gains of $0.0 million, $0.0 million and $0.6 million from the sale of restricted cash and investment and marketable securities were included in "Interest and other income, net" in 2014, 2013 and 2012, respectively.

        During 2014 there were no new measurements required for any assets, liabilities or equity components at fair value on a nonrecurring basis. During 2013, we measured the following assets, liabilities and equity components at fair value on a nonrecurring basis:

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

        In order to estimate the fair value of the debt and equity components and resulting loss on repurchase of the 2015 Notes that were repurchased during 2013, we performed a valuation analysis. Significant assumptions within the valuation model for the debt and equity components included the risk-adjusted rate of return on the 2015 Notes, the intrinsic value of the equity component on the date of repurchase, the expected volatility and dividend yield of our common stock and the risk free interest rate over the term of the 2015 Notes.

Note 3. Concentrations of Credit Risk

        In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company ("Lilly"). In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total Contract Revenues for the Years Ended, December 31,
	2014	2013	2012
	(in millions)
Collaboration Partner A	88%	86%	60%
Collaboration Partner B	12%	14%	40%

        Collaboration Partner A and Collaboration Partner B comprised in the aggregate 26% and 28% of the accounts receivable balance as of December 31, 2014 and 2013, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Concentrations of Credit Risk (Continued)

        In November 2011, we began commercialization and distribution of JAKAFI to a number of specialty pharmacies. Our product revenues are concentrated in a number of specialty pharmacy customers. The concentration of credit risk related to our specialty pharmacy customers is as follows:

	Percentage of Total Net Product Revenues for the Years Ended, December 31,
	2014	2013	2012
	(in millions)
Customer A	29%	29%	15%
Customer B	22%	17%	21%
Customer C	10%	11%	29%
Customer D	9%	11%	15%

        We are exposed to risks associated with extending credit to specialty pharmacy customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 54% and 49% of the accounts receivable balance as of December 31, 2014 and December 31, 2013, respectively.

Note 4. Inventory

        Our inventory balance consists of the following:

	December 31,
	2014	2013
	(in thousands)
Raw materials	$591	$591
Work-in-process	18,487	14,346
Finished goods	358	406

	19,436	15,343
Inventories—current	358	406

Inventories—non-current	$19,078	$14,937

        Inventories, stated at the lower of cost or market, consist of raw materials, work in process and finished goods. At December 31, 2014, $0.4 million of inventory was classified as current on the consolidated balance sheets as we expect this inventory to be consumed for commercial use within the next twelve months. At December 31, 2014, $19.1 million of inventory was classified as non-current on the consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain a number of inventory components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral violation of the contractual terms under which we are supplied components by a single source supplier could adversely affect our total revenues and gross margins.

        The raw materials and work-in-process inventory is not subject to expiration and the shelf life for finished goods inventory is 36 months from the start of manufacturing of the finished goods. We evaluate

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Inventory (Continued)

for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage.

Note 5. License Agreements

Novartis

        In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to our JAK inhibitor ruxolitinib and certain back-up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to JAKAFI (ruxolitinib) in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our c-MET inhibitor compound capmatinib and certain back-up compounds in all indications. We retained options to co-develop and to co-promote capmatinib in the United States.

        Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. As of December 31, 2014, we have recognized in the aggregate $97.0 million for the achievement of development milestones and $135.0 million for the achievement of regulatory milestones.

        During the year ended December 31, 2014, under this agreement, we recognized and received a $60.0 million regulatory milestone related to reimbursement of JAKAVI (ruxolitinib) in Europe, recognized and received a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer. In 2013, we recognized and received a $25.0 million development milestone payment under this agreement based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib. In 2012, we recognized and received a $40.0 million regulatory milestone payment under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of JAKAVI. In 2011, we recognized and received a $15.0 million development milestone payment under this agreement for the achievement of a predefined milestone in the Phase I dose-escalation trial for capmatinib in patients with solid tumors and a $10.0 million regulatory milestone payment for the approval of JAKAFI in the United States. We determined the 2014, 2013, 2012 and 2011 milestones to be substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are now obligated to pay to Novartis tiered royalties in the low single digits on future JAKAFI net sales within the United States. During the year ended December 31, 2014, such royalties payable to Novartis on net sales within the United States totaled $2.2 million and are reflected in cost of product revenues on the consolidated statement of operations. Each company is responsible for costs relating to the development and

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. License Agreements (Continued)

commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is now responsible for all costs relating to the development and commercialization of capmatinib.

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

        At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At December 31, 2014 and December 31, 2013, $0.3 million and $1.7 million, respectively, of reimbursable costs were included in accounts receivable on the consolidated balance sheets. Research and development expenses for the years ended December 31, 2014, 2013 and 2012 were net of $3.1 million, $5.1 million, and $4.4 million respectively, of costs reimbursed by Novartis.

        Contract revenue under the Novartis agreement was $92.0 million, $78.2 million and $94.1 million, respectively, for the years ended December 31, 2014, 2013 and 2012. Included in the amounts for December 31, 2014, 2013 and 2012, were $92.0 million, $25.0 million and $40.0 million, respectively, in milestone payments received from Novartis. In addition, for the years ended December 31, 2014, 2013 and 2012, respectively, we recorded $49.0 million, $28.3 million and $3.7 million, of product royalty revenues related to Novartis net sales of JAKAVI outside the United States. At December 31, 2014 and December 31, 2013, $14.8 million and $8.3 million, respectively, of product royalties were included in accounts receivable on the consolidated balance sheets.

Lilly

        In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. License Agreements (Continued)

commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. As of December 31, 2014, we have recognized and received in the aggregate $99.0 million for the achievement of development milestones.

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

        We retained options to co-develop our JAK inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly is responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $49.3 million, $52.4 million and $18.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country-by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. License Agreements (Continued)

terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

        Contract revenue under the Lilly agreement was $12.9 million, $12.9 million and $62.9 million, respectively, for the years ended December 31, 2014, 2013 and 2012. Included in the amount for the year ended December 31, 2012 was $50.0 million in connection with milestone payments earned from Lilly.

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

Note 6. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2014	2013
	(in thousands)
Office equipment	$6,090	$2,332
Laboratory equipment	26,800	20,228
Computer equipment	18,648	13,930
Building and leasehold improvements	64,926	2,454
Assets under construction	—	20,377

	116,464	59,321
Less accumulated depreciation and amortization	(34,674)	(32,473)

	$81,790	$26,848

        Depreciation expense, including amortization expense of leasehold improvements, was $5.1 million, $3.2 million and $2.9 million for 2014, 2013 and 2012, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Property and Equipment (Continued)

        In 2013, we entered into a lease agreement for a new corporate headquarters, which consists of approximately 190,000 square feet of laboratory and office space located in Wilmington, Delaware. The term of this lease is 15 years from the date of commencement. The construction of the facility was completed and the lease commenced on October 1, 2014 with a monthly lease rate of $0.5 million for the first 10 years of the lease and with the monthly lease rate increasing annually during the last five years of lease.

        We are accounting for the lease as a direct financing arrangement whereby over the construction period, we recorded the value of the facility (consisting of the estimated fair value of the existing shell, plus construction costs incurred) as a capital asset, with a corresponding lease liability, net of build out costs paid for by us during the construction period. The lease liability will be amortized over the term of the lease using the effective interest method. In addition, we have posted a $15.0 million letter of credit for the facility lease for the benefit of the landlord, which is collateralized by a restricted investments account for the same amount. This amount was recorded as restricted investments on the consolidated balance sheets and will be reduced over a period of time during the duration of the lease. The letter of credit could be subject to accelerated reductions if we meet certain pre-defined financial targets. Restricted investments on the consolidated balance sheet at December 31, 2014 and 2013, respectively was $14.5 million and $15.0 million.

Note 7. Debt Issuance Costs

        Debt issuance costs, related primarily to costs incurred with the private placements of our 2015 Notes , 2018 Notes and 2020 Notes are included in other assets on the accompanying balance sheets and consist of the following (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Other Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Assets, Net
Debt issuance costs	$19,239	$(5,288)	$13,951	$19,424	$(2,340)	$17,084

Note 8. Convertible Notes

        The components of the convertible notes are as follows (in thousands):

			Carrying Amount,
			December 31,
	Interest Rates December 31, 2014
Debt		Maturities	2014	2013
4.75% Convertible Senior Notes due 2015	4.75%	2015	$85,640	$84,193
0.375% Convertible Senior Notes due 2018	0.375%	2018	314,752	301,037
1.25% Convertible Senior Notes due 2020	1.25%	2020	288,726	276,337

			689,118	661,567
Less current portion			85,640	—

			$603,478	$661,567

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes (Continued)

        Annual maturities of all convertible notes are as follows (in millions):

2015	$90.9
2016	—
2017	—
2018	375.0
2019	—
Thereafter	375.0

$840.9

        The carrying amount and fair value of our convertible notes are as follows (in thousands):

	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.75% Convertible Senior Notes due 2015	$85,640	$755,143	$84,193	$556,272
0.375% Convertible Senior Notes due 2018	314,752	560,156	301,037	448,350
1.25% Convertible Senior Notes due 2020	288,726	577,736	276,337	454,913

	$689,118	$1,893,035	$661,567	$1,459,535

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

        Prior to May 14, 2014, the Notes were not convertible except in connection with a make-whole fundamental change, as defined in the respective indentures. Beginning on, and including, May 15, 2014, the Notes are convertible prior to the close of business on the business day immediately preceding May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2018 Notes or 2020 Notes, as applicable, on each applicable

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes (Continued)

trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2018 Notes or 2020 Notes, as applicable, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2018 Notes or 2020 Notes, as applicable, on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, the Notes are convertible at any time, regardless of the foregoing circumstances. Upon conversion we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election.

        On January 1, 2015, the 2018 Notes and 2020 Notes became convertible through at least March 31, 2015, based on the meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended December 31, 2014 as described in (1) above. Management's intent is to settle any conversions of 2018 Notes or 2020 Notes during this period in shares of our common stock and, therefore, the 2018 Notes and 2020 Notes are reflected in long term liabilities on the consolidated balance sheet at December 31, 2014.

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

        The liability component of the 2018 Notes on the date of issuance was estimated at $299.4 million, and accordingly, the equity component on the date of issuance was $75.6 million. The discount on the 2018

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Convertible Notes (Continued)

Notes is being amortized to interest expense over the term of the Notes, using the effective interest method. The carrying value of the 2018 Notes was $314.8 million and $301.0 million, respectively at December 31, 2014 and 2013.

        The liability component of the 2020 Notes on the date of issuance was estimated at $274.8 million, and accordingly, the equity component on the date of issuance was $100.2 million. The discount on the 2020 Notes is being amortized to interest expense over the term of the Notes, using the effective interest method. The carrying value of the 2020 Notes was $288.7 million and $276.3 million, respectively, at December 31, 2014 and 2013.

        The 2015 Notes bear interest at the rate of 4.75% per year, payable semi-annually on April 1 and October 1, and are due October 1, 2015. We may not redeem the 2015 Notes prior to their scheduled maturity date. If we undergo a fundamental change, as defined in the indenture, subject to certain conditions, holders may require us to repurchase their 2015 Notes at a purchase price equal to 100% of the principal amount being purchased, plus accrued and unpaid interest, up to the date of purchase. The 2015 Notes are convertible into shares of our common stock at an initial conversion rate of 113.9601 shares per $1,000 principal amount, equivalent to an initial conversion price of approximately $8.78 per share. In addition, if, and to the extent, a holder elects to convert any 2015 Notes in connection with a make-whole fundamental change transaction, as defined in the indenture, we will, under certain circumstances, increase the applicable conversion rate by a number of additional shares of our common stock. The carrying value of the 2015 Notes was $85.6 million and $84.2 million, respectively, at December 31, 2014 and 2013. We accrete the 2015 Notes up to their remaining face value of over the remaining term by recording interest expense under the effective interest method. During 2013, we entered into separately negotiated agreements with certain holders of the 2015 Notes pursuant to which such holders agreed to exchange a total of $186.0 million in aggregate principal amount of the 2015 Notes for the shares of our common stock into which the 2015 Notes were convertible, aggregating 21.2 million shares, and $11.5 million in cash. During 2014, we entered into separately negotiated agreements with certain holders of the 2015 Notes pursuant to which such holders agreed to exchange a total of $4.9 million in aggregate principal amount of the 2015 Notes for the shares of our common stock into which the 2015 Notes were convertible, aggregating 0.7 million shares, and $0.3 million in cash. We have recorded $0.3 million and $11.5 million, respectively, in debt exchange expense on senior note conversions for the years ended December 31, 2014 and 2013.

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

Note 9. Stockholders' Deficit

        Preferred Stock.    We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2014 and 2013. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

        Common Stock.    We are authorized to issue 400,000,000 shares of common stock.

        Stock Compensation Plans.    As of December 31, 2014, we had reserved a total of 16,359,131 shares of our common stock for future issuance related to our stock plans as described below.

        2010 Stock Incentive Plan.    In May 2010 the Board of Directors adopted the 2010 Stock Incentive Plan, which was amended and restated in April 2014 (the "2010 Plan") for issuance of common stock to employees, non-employee directors, consultants, and scientific advisors. Options granted to employees, consultants, and scientific advisors under the 2010 Plan vest over three years, pursuant to a formula determined by our Board of Directors, and expire after seven years. All options are exercisable at the fair market value of the stock on the date of grant. Non-employee director options expire after ten years. In May 2012, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 12,553,475 to 16,553,475. In May 2013, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 16,553,475 to 21,753,475. In May 2014, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 21,753,475 to 24,753,475.

        Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to Outstanding Options
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at December 31, 2013	4,676,614	20,123,089	$15.16
Additional authorization	2,300,000	—	—
Options granted	(1,864,296)	1,864,296	$60.37
Options exercised	—	(7,044,844)	$12.36
Options cancelled	287,498	(287,498)	$30.06

Balance at December 31, 2014	5,399,816	14,655,043	$21.96

        Options to purchase a total of 10,486,757, 12,474,119 and 14,596,823 shares as of December 31, 2014, 2013 and 2012, respectively, were exercisable and vested. The aggregate intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 were $359.7 million, $141.8 million and $61.3 million, respectively. At December 31, 2014 the aggregate intrinsic value of options outstanding and vested options are $749.6 million and $745.0 million, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stockholders' Deficit (Continued)

        The following table summarizes information about stock options outstanding as of December 31, 2014 for the 2010 Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.80 - $9.41	1,977,897	1.54	$6.26	1,977,897	$6.26
$9.50 - $14.60	861,113	2.32	12.46	861,113	12.46
$14.72 - $14.72	1,669,468	3.07	14.72	1,669,468	14.72
$14.74 - $17.50	450,244	4.05	16.38	323,432	16.17
$17.79 - $17.79	2,561,696	4.05	17.79	2,468,082	17.79
$17.89 - $18.30	307,089	4.33	18.12	244,391	18.14
$18.32 - $18.32	3,528,261	5.10	18.32	1,995,565	18.32
$18.97 - $40.85	1,471,736	5.51	28.09	880,999	25.04
$47.24 - $64.55	1,749,131	6.31	59.65	65,810	52.62
$67.06 - $74.20	78,408	6.84	68.12	—	—

	14,655,043			10,486,757

  Restricted Stock Units and Performance Stock Units.

        In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant. Each RSU represents the right to acquire one share of our common stock. We granted a total of 363,179 RSUs during the year ended December 31, 2014 which will cliff vest in three years and will be recognized as stock compensation expense over this period. Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot's continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement.

        We granted a total of 55,326 PSUs during the year ended December 31, 2014. At December 31, 2014, we have recognized stock compensation expense for these awards if the performance conditions were deemed probable of achievement at that date. For PSUs containing performance conditions which have not been deemed probable of achievement at December 31, 2014, no stock compensation expense has been recognized for these awards. The actual number of shares of our common stock into which each PSU may convert are subject to a multiplier of up to 125% based on the level at which the performance conditions are achieved.

        Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, PSUs and RSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense as the awards vest if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stockholders' Deficit (Continued)

        RSU and PSU award activity under the 2010 Stock Plan was as follows:

		Shares Subject to Outstanding Awards
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at December 31, 2013	700,000	—	—
Additional authorization	700,000	—	—
RSUs granted	(363,179)	363,179	$57.02
PSUs granted	(55,326)	55,326	$62.52
RSUs cancelled	14,984	(14,984)	—
PSUs cancelled	5,044	(5,044)	—

Balance at December 31, 2014	1,001,523	398,477	—

        Employee Stock Purchase Plan.    On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan (the "ESPP"). Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 193,657, 390,000 and 378,041 shares under the ESPP in 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, 2013 and 2012 we recorded stock compensation expense of $1.9 million, $1.5 million and $1.4 million, respectively, as the ESPP is considered compensatory under the FASB stock compensation rules. As of December 31, 2014, 905,611 shares remain available for issuance under the ESPP.

Note 10. Stock Compensation

        We recorded $62.2 million, $38.4 million and $38.5 million, respectively, of stock compensation expense for the years ended December 31, 2014, 2013 and 2012. We utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions:

	Employee Stock Options For the Year Ended			Employee Stock Purchase Plan For the Year Ended
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
Average risk-free interest rates	1.21%	0.62%	0.49%	0.55%	0.27%	0.28%
Average expected life (in years)	4.54	4.27	3.90	0.50	0.50	0.50
Volatility	51%	48%	57%	48%	49%	50%
Weighted-average fair value (in dollars)	25.65	8.18	7.73	9.56	4.22	3.68

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Stock Compensation (Continued)

        Total compensation cost of options granted but not yet vested, as of December 31, 2014, was $24.3 million, which is expected to be recognized over the weighted average period of 3.0 years. Total compensation cost of RSUs granted but not yet vested, as of December 31, 2014, was $24.1 million, which is expected to be recognized over the weighted average period of 3.0 years. Total compensation cost of PSUs granted but not yet vested, as of December 31, 2014, was $0.8 million, which is expected to be recognized over the weighted average period of 3.0 years, should the underlying performance conditions be deemed probable of achievement.

Note 11. Income Taxes

        A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Benefit at U.S. federal statutory rate	$(16,992)	$(28,997)	$(15,451)
Unbenefitted net operating losses and tax credits	13,432	18,215	6,492
Non-deductible amortization of debt discount	2,294	6,645	8,347
Non-deductible interest expense	1	747	376
Non-deductible debt exchange expense and loss on repurchase of senior notes	—	7,985	—
Deferred tax impact of law change	—	(5,549)	—
Other	1,199	1,253	410

Provision for income taxes	$(66)	$299	$174

        The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 were for certain state income taxes.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income Taxes (Continued)

        Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Federal and state net operating loss carry forwards	$504,267	$513,000
Federal and state research credits	165,352	122,000
Capitalized research and development	2,475	8,000
Deferred revenue and accruals	15,799	21,000
Non-cash compensation	31,248	23,000
Deferred financing obligation	20,383	8,000
Other	8,306	9,000

Total gross deferred tax assets	747,830	704,000
Less valuation allowance for deferred tax assets	(669,168)	(627,000)

Net deferred tax assets	$78,662	$77,000

Deferred tax liabilities:
Property and equipment	$(19,925)	$(8,000)
Equity component of 2018 Notes and 2020 Notes	(58,737)	(69,000)

Total gross deferred tax liabilities	(78,662)	(77,000)

Net deferred income taxes	$—	$—

        The valuation allowance for deferred tax assets increased by approximately $42.2 million during the year ended December 31, 2014, decreased by approximately $50.0 million during the year ended December 31, 2013 and decreased by approximately $16.0 million during the year ended December 31, 2012. Management believes the uncertainty regarding the realization of net deferred tax assets requires a full valuation allowance against such net asset. We believe that a full valuation allowance continues to be appropriate given our history of net operating losses, cumulative book losses and uncertainties surrounding the timing and amount of future taxable income.

        As of December 31, 2014, we had federal and state net operating loss carryforwards ("NOLs") of approximately $1.8 billion. The federal and state NOLs will expire at various dates from 2020 through 2034, if not utilized. Our ability to utilize these NOLs may be limited under Internal Revenue Code Section 382 ("Section 382"). Section 382 imposes annual limitations on the utilization of NOL carryfowards and other tax attributes upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

        We completed a Section 382 analysis through the year ended December 31, 2013. Based on this analysis, our NOLs and other tax attributes accumulated through 2013 should not be limited under Section 382. We have not yet updated our Section 382 analysis through 2014. Future utilization of NOLs and other tax attributes is dependent upon our ability to generate sufficient taxable income during the

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income Taxes (Continued)

carryforward periods. When tax attributes are used, NOLs are used before tax credits and this will likely result in expiration of certain tax credits.

        We have no unrecognized tax benefits as of December 31, 2014 and 2013.

        Our policy is to recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2014 and 2013, we did not accrue any interest related to uncertain tax positions. Due to NOL and tax credit carry forwards that remain unutilized, income tax returns for tax years 1997 through 2013 remain subject to examination by the taxing jurisdictions.

        In connection with the adoption of stock-based compensation guidance in 2006, we elected to follow the with-and-without approach to determine the sequence in which deductions and NOL carryforwards are utilized. Accordingly, there have only been de minimis excess tax benefits related to stock option exercises in any year as a result of the utilization of NOL carryforwards to offset any taxable income. The table of deferred tax assets shown above does not include certain deferred tax assets at December 31, 2014 and 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for book purposes. Additional paid in capital will be increased by approximately $249.5 million if and when such deferred tax assets are ultimately realized.

        At December 31, 2014, we also had federal and state research and development tax credit and orphan drug credit carryforwards of approximately $165.4 million that will expire at various dates from 2018 through 2034, if not utilized. The American Tax Relief Act of 2012, enacted January 2, 2013, retroactively reinstated the research and development credit for 2012 and 2013. Accordingly, in 2013 we recorded credits of approximately $5.5 million related to 2012 as a result of the retroactive reinstatement. The Tax Increase Prevention Act of 2014, enacted December 19, 2014, reinstated the research and development credit for 2014.

Note 12. Net Loss Per Share

        For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Stock options and potential common shares issuable upon conversion of the 2015 Notes, 2018 Notes, 2020 Notes and the convertible subordinated note issued to Pfizer (the "Pfizer Note") were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Net Loss Per Share (Continued)

        The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	2014	2013	2012
Outstanding stock awards	15,453,520	20,123,089	21,816,611
Common shares issuable upon conversion of 4.75% Convertible Senior Notes due 2015(1)	10,353,416	11,006,854	45,584,040
Common shares issuable upon conversion of Pfizer Note due 2014(2)	—	—	1,025,641
Common shares issuable upon conversion of 0.375% Convertible Senior Notes due 2018	7,245,263	7,245,263	—
Common shares issuable upon conversion of 1.25% Convertible Senior Notes due 2020	7,245,263	7,245,263	—

Total potential common shares excluded from diluted net loss per share computation	40,297,462	45,620,469	68,426,292

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

(2)
In connection with the collaborative research and license agreement, Pfizer purchased the Pfizer Note, a $10.0 million principal amount note that was due in 2014. In August 2013, the holder of the Pfizer Note elected to convert the $10.0 million principal amount into 1,025,641 shares of common stock.

Note 13. Defined Contribution Plan

        We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $2.4 million, $1.9 million and $1.7 million in 2014, 2013 and 2012, respectively.

Note 14. Commitments and Contingencies

        As of December 31, 2014, we had a non-cancelable direct financing lease for our current corporate headquarters facility in Wilmington, Delaware. The term of this lease is 15 years from the date of commencement. The lease commenced in October 2014 with a monthly lease rate of $0.5 million for the first 10 years of the lease with the monthly lease rate increasing annually during the last five years of lease. This lease expires in 2029.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Commitments and Contingencies (Continued)

        Rent expense for all leases for the years ended December 31, 2014, 2013 and 2012, was approximately $7.0 million, $6.4 million and $6.1 million, respectively.

        As of December 31, 2014, future non-cancelable minimum payments under operating, direct financing and capital leases, were as follows:

Year ended December 31,	Operating Leases	Direct Financing	Capital Lease
	(in thousands)	(in thousands)	(in thousands)
2015	$0.6	$6.1	$0.2
2016	0.6	5.4	0.1
2017	0.6	5.4	—
2018	0.6	5.4	—
2019	0.7	5.4	—
Thereafter	0.1	57.6	—

Total minimum lease payments	$3.2	$85.3	$0.3

        The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

        We have entered into and may in the future seek to license additional rights relating to technologies or drug candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up-front fees, milestone payments, and royalties on sales of future products.

Note 15. Interim Consolidated Financial Information (Unaudited)

(in thousands, except per share data)

	Fiscal 2014 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(1)	$89,792	$99,582	$198,147	$123,973
Net income (loss)	(33,957)	(36,873)	59,293	(36,944)
Basic net income (loss) per share	(0.21)	(0.22)	0.35	(0.22)
Diluted net income (loss) per share	(0.21)	(0.22)	0.33	(0.22)
Shares used in computation of basic net income (loss) per share	165,357	167,914	168,592	169,924
Shares used in computation of diluted net income (loss) per share	165,357	167,914	189,046	169,924

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Interim Consolidated Financial Information (Unaudited) (Continued)

	Fiscal 2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues(2)	$71,077	$101,675	$85,123	97,072
Net loss	$(15,669)	$(2,571)	$(22,037)	(42,870)
Basic and diluted net loss per share	$(0.12)	$(0.02)	$(0.14)	(0.26)
Shares used in computation of basic and diluted net loss per share	134,345	142,284	155,067	161,914

(1)
The quarters ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014 include $69.7 million, $84.0 million, $97.8 million and $106.0 million, respectively of product revenues, net, relating to JAKAFI. The quarters ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014 include $9.8 million, $12.3 million, $12.1 million and $14.7 million, respectively of product royalty revenues related to the sale of JAKAVI outside the United States. In November 2009 and December 2009, we entered into collaborative research and license agreements with Novartis and Lilly, respectively. The quarters ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014 include $10.2 million, $3.2 million, $88.2 million and $3.2 million, respectively of contract revenues relating to these agreements.

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

Note 16. Subsequent Events

        On January 9, 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly-owned subsidiary, 4-Antibody AG (together, "Agenus"). Under the agreement, the parties have agreed to collaborate on the discovery of novel immuno-therapeutics using Agenus' proprietary Retrocyte Display™ antibody discovery platform. The effectiveness of the agreement is conditioned on the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act").

        Under the terms of the agreement, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG-3 and TIM-3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration. These targets may be designated profit-share programs, where all costs and profits are shared equally by us and Agenus, or royalty-bearing programs, where we will be responsible for all costs associated with discovery, preclinical activities, clinical development and commercialization activities. The programs relating to GITR and OX40 are profit-share programs and the programs relating to LAG-3 and TIM-3 are royalty-bearing programs. All costs related to the collaboration are subject to a joint research plan. We agreed to pay Agenus upfront non-refundable

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Subsequent Events (Continued)

payments totaling $25.0 million. For each royalty-bearing product, Agenus will be eligible to receive up to $155.0 million in future contingent development, regulatory and commercialization milestones as well as tiered royalties on global net sales ranging from mid-single to low-double digit rates. For each profit-share product, Agenus will be eligible to receive up to $20.0 million in future contingent development milestones. Additionally, Agenus retains co-promotion participation rights in the United States on any profit-share product. For each royalty-bearing product, Agenus has reserved the right to elect to co-fund 30% of development costs for a commensurate increase in royalties. The agreement may be terminated by us for convenience and may also be terminated under certain other circumstances, including material breach. Under the agreement, we have agreed to certain standstill provisions that allow us to acquire up to 15% of Agenus Inc.'s outstanding voting stock, including shares acquired pursuant to the Stock Purchase Agreement described below, solely for investment purposes.

        We also entered into a Stock Purchase Agreement with Agenus Inc., pursuant to which we agreed to purchase, subject to expiration of the waiting period under the HSR Act, approximately 7.76 million shares of Agenus Inc. common stock for an aggregate purchase price of $35.0 million in cash, or approximately $4.51 per share. We will own approximately 11% of the outstanding shares of Agenus Inc. common stock after such purchase. Under the agreement, we have agreed not to dispose of any of the shares of common stock for a period of 12 months and Agenus Inc. has agreed to certain registration rights with respect to the shares of common stock.

        In January 2015, we announced that we have earned a $25.0 million milestone payment from Novartis. This payment was triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea. We expect to record this amount as contract revenue, and receive the $25.0 million payment, in the first quarter of 2015.

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

        Changes in internal control over financial reporting.    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended December 31, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

        Management's annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Incyte Corporation

        We have audited Incyte Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Incyte Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Incyte Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Incyte Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2014 of Incyte Corporation and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 17, 2015

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders to be held on May 27, 2015 (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

        Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

        We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions. The Code of Business Conduct and Ethics sets forth the basic principles that guide the business conduct of our employees. We have also adopted a Senior Financial Officers' Code of Ethics that specifically applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, and others providing similar functions. Stockholders may request a free copy of our Code of Business Conduct and Ethics and our Senior Financial Officers' Code of Ethics by contacting Incyte Corporation, Attention: Investor Relations, 1801 Augustine Cut-Off, Wilmington, DE 19803.

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

        Our Board of Directors has appointed an Audit Committee of four directors, currently comprised of Mr. Barry M. Ariko, as Chairman, Mr. Paul J. Clancy, Mr. Richard U. De Schutter and Ms. Wendy Dixon. The Board of Directors has also determined that Mr. Ariko, Mr. Clancy and Mr. De Schutter are each qualified as Audit Committee Financial Experts under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an "independent director" under the applicable standards of The NASDAQ Stock Market.

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

Exhibit Number	Description of Document
4.3	Indenture, dated as of November 14, 2013, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 14, 2013).
4.4
Indenture, dated as of November 14, 2013, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 14, 2013).
10.1#	1991 Stock Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.4#	1993 Directors' Stock Option Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.5#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.6#*	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended.
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
10.9#
Offer of Employment Letter, dated September 2, 2003, from the Company to David C. Hastings (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.10#
Offer of Employment Letter, dated October 12, 2012, from the Company to James M. Daly (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
10.11#
Form of Employment Agreement between the Company and James M. Daly (effective as of October 22, 2012), Barry P. Flannelly (effective as of August 11, 2014), and David W. Gryska (effective as of October 31, 2014) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

Exhibit Number	Description of Document
10.12#	Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and David C. Hastings, Reid M. Huber, Richard S. Levy, Eric H. Siegel, Paula J. Swain and Wenqing Yao (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.13†
Collaborative Research and License Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).
10.14#
Offer of Employment Letter, dated as of January 3, 2014, from the Company to Hervé Hoppenot (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 13, 2014).
10.15#	Employment Agreement between the Company and Hervé Hoppenot dated as of January 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 13, 2014).
10.16#
Restricted Stock Unit Award Agreement between the Company and Hervé Hoppenot dated January 13, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed January 13, 2014).
10.17
Letter Agreement dated September 24, 2009 among the Company and the entities named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 30, 2009).
10.18†
Collaboration and License Agreement, entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.19.1†
License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.19.2†
Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.20#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 29, 2014).
10.21#
Form of Nonstatutory Stock Option Agreement for Executive Officers under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).
10.22#
Form of Incentive Stock Option Agreement for Executive Officers under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).
10.23#
Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

Exhibit Number	Description of Document
10.24#	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).
10.25#
Form of Nonstatutory Stock Option Agreement for Outside Directors under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).
10.26#
Form of Restricted Stock Unit Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).
10.27#
Form of Performance Share Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).
10.28
Letter Agreement dated November 7, 2013 among the Company and the entities named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 14, 2013).
10.29†
Lease Agreement by and between the Company and Augustine Land I, L.P., effective October 4, 2013 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).
12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 115 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Definition Linkbase Document

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

        Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations, Incyte Corporation, 1801 Augustine Cut-Off, Wilmington, DE 19803.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCYTE CORPORATION
By:	/s/ HERVÉ HOPPENOT Hervé Hoppenot Chief Executive Officer

Date: February 17, 2015

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hervé Hoppenot, David W. Gryska, and Eric H. Siegel, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HERVÉ HOPPENOT Hervé Hoppenot	Chief Executive Officer (Principal Executive Officer) and Director	February 17, 2015
/s/ DAVID W. GRYSKA David W. Gryska	Chief Financial Officer (Principal Financial Officer)	February 17, 2015
/s/ LAURENT CHARDONNET Laurent Chardonnet	Vice President, Finance and Treasurer (Principal Accounting Officer)	February 17, 2015
/s/ RICHARD U. DE SCHUTTER Richard U. De Schutter	Chairman	February 17, 2015
/s/ BARRY M. ARIKO Barry M. Ariko	Director	February 17, 2015
/s/ JULIAN C. BAKER Julian C. Baker	Director	February 17, 2015
/s/ JEAN-JACQUES BIENAIME Jean-Jacques Bienaimé	Director	February 17, 2015
/s/ PAUL A. BROOKE Paul A. Brooke	Director	February 17, 2015

Signature	Title	Date

/s/ PAUL J. CLANCY Paul J. Clancy	Director	February 17, 2015
/s/ WENDY L. DIXON Wendy L. Dixon	Director	February 17, 2015
/s/ PAUL A. FRIEDMAN Paul A. Friedman	Director	February 17, 2015

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i)	Integrated copy of the Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
3(ii)	Bylaws of the Company, as amended as of April 17, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 18, 2013).
4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
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
10.1#	1991 Stock Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.4#	1993 Directors' Stock Option Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.5#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 33-68138)).
10.6#*	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended.
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
10.9#
Offer of Employment Letter, dated September 2, 2003, from the Company to David C. Hastings (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.10#
Offer of Employment Letter, dated October 12, 2012, from the Company to James M. Daly (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
10.11#
Form of Employment Agreement between the Company and James M. Daly (effective as of October 22, 2012), Barry P. Flannelly (effective as of August 11, 2014), and David W. Gryska (effective as of October 31, 2014) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
10.12#
Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and David C. Hastings, Reid M. Huber, Richard S. Levy, Eric H. Siegel, Paula J. Swain and Wenqing Yao (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.13†
Collaborative Research and License Agreement, dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).
10.14#
Offer of Employment Letter, dated as of January 3, 2014, from the Company to Hervé Hoppenot (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 13, 2014).
10.15#	Employment Agreement between the Company and Hervé Hoppenot dated as of January 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 13, 2014).
10.16#
Restricted Stock Unit Award Agreement between the Company and Hervé Hoppenot dated January 13, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed January 13, 2014).
10.17
Letter Agreement dated September 24, 2009 among the Company and the entities named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 30, 2009).
10.18†
Collaboration and License Agreement, entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.19.1†
License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit Number	Description of Document
10.19.2†	Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.20#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 29, 2014).
10.21#
Form of Nonstatutory Stock Option Agreement for Executive Officers under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).
10.22#
Form of Incentive Stock Option Agreement for Executive Officers under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).
10.23#
Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).
10.24#
Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).
10.25#
Form of Nonstatutory Stock Option Agreement for Outside Directors under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).
10.26#
Form of Restricted Stock Unit Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).
10.27#
Form of Performance Share Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).
10.28
Letter Agreement dated November 7, 2013 among the Company and the entities named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 14, 2013).
10.29†
Lease Agreement by and between the Company and Augustine Land I, L.P., effective October 4, 2013 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).
12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 115 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

Exhibit Number	Description of Document
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Definition Linkbase Document

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

        Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations, Incyte Corporation, 1801 Augustine Cut-Off, Wilmington, DE 19803.