Form 10-Q
period 2015-03-31
INCYTE CORP
filed 2015-04-30
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 179,042,841 as of April 23, 2015.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	March 31, 2015	December 31, 2014*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$421,822	$452,297
Marketable securities—available-for-sale	163,602	147,966
Restricted investments	500	500
Accounts receivable	69,604	57,933
Inventory	2,414	358
Deferred income taxes	6,025	19,641
Prepaid expenses and other current assets	28,178	20,519

Total current assets	692,145	699,214

Restricted investments	13,875	14,000
Long term investment	39,829	—
Inventory	17,021	19,078
Property and equipment, net	80,667	81,790
Other assets, net	19,087	15,987

Total assets	$862,624	$830,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$26,586	$24,462
Accrued compensation	24,324	34,422
Interest payable	4,443	1,841
Accrued and other current liabilities	70,048	62,270
Deferred revenue—collaborative agreements	12,857	12,880
Convertible senior notes	87,337	85,640

Total current liabilities	225,595	221,515

Convertible senior notes	610,210	603,478
Other liabilities	52,910	54,552
Deferred income taxes	6,025	19,641
Deferred revenue—collaborative agreements	9,297	12,511

Total liabilities	904,037	911,697

Stockholders’deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 173,386,941 and 170,876,619 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	173	171
Additional paid-in capital	1,760,033	1,701,904
Accumulated other comprehensive income	2,258	1,815
Accumulated deficit	(1,803,877)	(1,785,518)
Total stockholders’ deficit	(41,413)	(81,628)

Total liabilities and stockholders’deficit	$862,624	$830,069

*   The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Product revenues, net	$115,330	$69,651
Product royalty revenues	15,673	9,826
Contract revenues	28,214	10,214
Other revenues	58	101

Total revenues	159,275	89,792

Costs and expenses:
Cost of product revenues	2,974	168
Research and development	118,365	75,585
Selling, general and administrative	44,871	36,974

Total costs and expenses	166,210	112,727

Loss from operations	(6,935)	(22,935)
Interest and other income, net	1,630	735
Interest expense	(12,687)	(11,443)
Debt exchange expense on senior note conversions	—	(265)

Loss before provision for income taxes	(17,992)	(33,908)

Provision for income taxes	367	49

Net loss	$(18,359)	$(33,957)

Basic and diluted net loss per share	$(0.11)	$(0.21)

Shares used in computing basic and diluted net loss per share	172,070	165,357

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Net loss	$(18,359)	$(33,957)

Other comprehensive income:
Unrealized gains on restricted investments and marketable securities, net of tax	443	47
Other comprehensive income	443	47

Comprehensive loss	$(17,916)	$(33,910)

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,359)	$(33,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of debt discounts	11,835	9,623
Stock-based compensation	17,558	15,347
Debt exchange expense on senior note conversions	—	265
Excess tax provision (benefit) from stock based compensation	(3,833)	31
Changes in operating assets and liabilities:
Accounts receivable	(11,671)	(11,020)
Prepaid expenses and other assets	(194)	(4,899)
Inventory	1	(506)
Accounts payable	2,124	(1,152)
Accrued and other liabilities	1,190	(2,208)
Deferred revenue — collaborative agreements	(3,237)	(3,218)
Net cash used in operating activities	(4,586)	(31,694)
Cash flows from investing activities:
Long term investment	(39,829)	—
Capital expenditures	(3,553)	(2,663)
Purchases of marketable securities	(34,467)	(45,114)
Maturities of marketable securities	19,274	90
Net cash used in investing activities	(58,575)	(47,687)
Cash flows from financing activities:
Release of restricted investments	125	—
Proceeds from issuance of common stock under stock plans	29,180	44,833
Direct financing arrangement repayments	(452)	—
Excess tax provision (benefit) from stock based compensation	3,833	(31)
Cash paid in connection with exchange of 4.75% convertible senior notes due 2015	—	(265)
Net cash provided by financing activities	32,686	44,537
Net decrease in cash and cash equivalents	(30,475)	(34,844)
Cash and cash equivalents at beginning of period	452,297	471,429
Cash and cash equivalents at end of period	$421,822	$436,585

Supplemental Schedule of Cash Flow Information
Interest paid	$839	$—
Incomes taxes paid	$13	$—
Reclassification to additional paid in capital in connection with exchange of 4.75% convertible senior notes due 2015	$—	$4,446

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1.              Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics, primarily for oncology. Our pipeline includes compounds in various stages, ranging from preclinical to late stage development, and a commercialized product, JAKAFI® (ruxolitinib). Our operations are treated as one operating segment.

2.              Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of March 31, 2015 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2015 and 2014, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2014 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Principles of Consolidation.  The condensed consolidated financial statements include the accounts of Incyte Corporation and our wholly owned subsidiaries, including Incyte Holdings Corporation, Incyte International Holdings Sarl, and Incyte Europe Sarl. All inter-company accounts, transactions, and profits have been eliminated in consolidation.

Foreign Currency Translation. Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity’s most predominant cash flows. The results of operations for any non-U.S. dollar functional currency entities are translated from functional currencies into U.S. dollars using the average currency rate during each month, which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of our foreign entities that use their local currency as the functional currency into the U.S. dollars are reflected as a component of other comprehensive income (loss). Transaction gains and losses are recorded in interest and other income, net in the condensed consolidated statements of operations. To date, both the translation gains or losses in other comprehensive income and the transaction gains or losses in interest and other income, net have been immaterial.

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

Marketable Securities—Available-for-Sale.  All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices and observable inputs, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ deficit. We classify marketable securities that are available for use in current operations as current assets on the condensed consolidated balance sheets. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in “Interest and other income, net.” The cost of securities sold is based on the specific identification method.

Accounts Receivable.  As of March 31, 2015 and December 31, 2014, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the U.S. Food and Drug Administration (“FDA”) approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for the next 18 to 21 months will reflect a lower average per unit cost of materials.

The raw materials and work-in-process inventory is not subject to expiration and the shelf life for finished goods inventory is 36 months from the start of manufacturing of the finished goods. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the condensed consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.

Variable Interest Entities. We perform an initial and on-going evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities that (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of March 31, 2015, there were no entities in which we held a variable interest which we determined to be VIEs.

Equity Method Investments.  In circumstances where we have the ability to exercise significant influence over the operating and financial policies of a company in which we have an investment, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option under U.S. GAAP.  In assessing whether we exercise significant influence, we consider the nature and magnitude of our investment, any voting and protective rights we hold, any participation in the governance of the other company, and other relevant factors such as the presence of a collaboration or other business relationship. Under the equity method of accounting, we record within our results of operations our share of income or loss of the investee company.  Under the fair value option, our investment is carried at fair value and all changes in fair value are reported in our results of operations.

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

Capital leases are reflected as a liability at the inception of the lease based on the present value of the minimum lease payments or, if lower, the fair value of the property. Assets under capital leases are recorded in property and equipment, net on the condensed consolidated balance sheets and depreciated in a manner similar to other property and equipment.

Certain construction projects may be accounted for as direct financing arrangements, whereby we record, over the construction period, the full cost of the asset in property and equipment, net on the condensed consolidated balance sheets. A corresponding liability is also recorded, net of leasehold improvements paid for by us, and is amortized over the expected lease term through monthly rental payments using the effective interest method.

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

Financing Costs Related to Long-term Debt.  Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt using the effective interest method. Such costs are included in other assets, net on the condensed consolidated balance sheets.

Grant Accounting.  Grant amounts received from government agencies for operations are deferred and are amortized into income over the service period of the grant. Grant amounts received for purchases of capital assets are deferred and amortized into interest and other income, net over the useful life of the related capital assets. Such amounts are recorded in other liabilities on the condensed consolidated balance sheets.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related costs that are recoverable through the commercialization of the product. Beginning in October 2014, we became obligated to pay tiered, low single digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States which are included in cost of product revenues.

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of March 31, 2015, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three months ended March 31, 2015 and 2014, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

The steps generally required before a drug may be marketed in the United States include preclinical laboratory tests, animal studies and formulation studies, submission to the FDA of an IND for human clinical testing, performance of adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication, submission of a new drug application (“NDA”) or biologics license application (“BLA”) to the FDA for review and FDA approval of the NDA or BLA.

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

These CRO contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones. In the event that we prepay CRO fees, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most professional fees, including project and clinical management, data management, monitoring, and medical writing fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date. Our CRO contracts generally include pass through fees. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs, including shipping and printing fees. We expense the costs of pass through fees under our CRO contracts as they are incurred, based on the best information available to us at the time. The estimates of the pass through fees incurred are based on the amount of work completed for the clinical trial and are monitored through correspondence with the CROs, internal reviews and a review of contractual terms. The factors utilized to derive the estimates include the number of patients enrolled, duration of the clinical trial, estimated patient attrition, screening rate and length of the dosing regimen. CRO fees incurred to set up the clinical trial are expensed during the setup period. Under our clinical trial collaboration agreements and clinical trial agreements, we may be reimbursed for certain development costs incurred. Such costs are recorded as a reduction of research and development expense in the period in which the related expense is incurred.

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $17.6 million and $15.3 million of stock compensation expense on our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern”, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not believe the pending adoption of ASU No. 2014-15 will have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides a five step approach to be applied to all contracts with customers. ASU No. 2014-09 also requires expanded disclosures about revenue recognition. On April 1, 2015, the FASB proposed to extend the effective date of ASU No. 2014-09 from reporting periods beginning after December 15, 2016 to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. Once the proposal is formally issued, the public will have 30 days to comment, after which the proposal will be decided upon.  We are currently analyzing the impact of ASU No. 2014-09 on our results of operations and, at this time, we are unable to determine the impact on the new standard, if any, on our condensed consolidated financial statements.

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

At March 31, 2015 and December 31, 2014, our Level 2 corporate debt securities and mortgage-backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015
Cash and cash equivalents	$421,822	$—	$—	$421,822
Corporate debt securities	—	160,180	—	160,180
Long term investment (Note 7)	39,829	—	—	39,829
Mortgage-backed securities	—	3,422	—	3,422
Total assets	$461,651	$163,602	$—	$625,253

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Cash and cash equivalents	$452,297	$—	$—	$452,297
Corporate debt securities	—	144,402	—	144,402
Mortgage-backed securities	—	3,564	—	3,564
Total assets	$452,297	$147,966	$—	$600,263

The following is a summary of our marketable security portfolio as of March 31, 2015 and December 31, 2014, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2015
Corporate debt securities	$160,008	$172	$—	$160,180
Mortgage backed securities	1,330	2,092	—	3,422
	$161,338	$2,264	$—	$163,602
December 31, 2014
Corporate debt securities	$144,684	$—	$(282)	$144,402
Mortgage backed securities	1,461	2,103	—	3,564
	$146,145	$2,103	$(282)	$147,966

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

4.              Concentration of Credit Risk

In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total Contract Revenues for the Three Months Ended, March 31,
	2015	2014

Collaboration Partner A	89%	68%
Collaboration Partner B	11%	32%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 23% and 26% of the accounts receivable balance as of March 31, 2015 and December 31, 2014, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of specialty pharmacies. Our product revenues are concentrated in a number of specialty pharmacy customers. The concentration of credit risk related to our specialty pharmacy customers is as follows:

	Percentage of Total Net Product Revenues for the Three Months Ended, March 31,
	2015	2014

Customer A	28%	29%
Customer B	20%	21%
Customer C	13%	11%
Customer D	8%	9%

We are exposed to risks associated with extending credit to specialty pharmacy customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 69% and 54% of the accounts receivable balance as of March 31, 2015 and December 31, 2014, respectively.

5.              Inventory

Our inventory balance consists of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$500	$591
Work-in-process	16,521	18,487
Finished goods	2,414	358
	19,435	19,436
Inventories—current	2,414	358
Inventories—non-current	$17,021	$19,078

Inventories, stated at the lower of cost or market, consist of raw materials, work in process and finished goods. At March 31, 2015, $2.4 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At March 31, 2015, $17.0 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain a number of inventory components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral violation of the contractual terms under which we are supplied components by a single source supplier could adversely affect our total revenues and gross margins.

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

6.              Property and Equipment

Property and equipment consists of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Office equipment	$6,223	$6,090
Laboratory equipment	27,053	26,800
Computer equipment	19,775	18,648
Building and leasehold improvements	64,862	64,926
	117,913	116,464
Less accumulated depreciation and amortization	(37,246)	(34,674)
	$80,667	$81,790

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

We are accounting for the lease as a direct financing arrangement whereby over the construction period, we recorded the value of the facility (consisting of the estimated fair value of the existing shell, plus construction costs incurred) as a capital asset, with a corresponding lease liability, net of build out costs paid for by us during the construction period. The lease liability will be amortized over the term of the lease using the effective interest method. In addition, we have posted a $15.0 million letter of credit for the facility lease for the benefit of the landlord, which is collateralized by a restricted investments account for the same amount. This amount was recorded as restricted investments on the condensed consolidated balance sheets and will be reduced over a period of time during the duration of the lease. The letter of credit could be subject to accelerated reductions if we meet certain pre-defined financial targets. Restricted investments on the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 were $14.4 million and $14.5 million, respectively.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones.  As of March 31, 2015, we have recognized in the aggregate $97.0 million for the achievement of development milestones and $160.0 million for the achievement of regulatory milestones.

During the three months ended March 31, 2015, under this agreement, we recognized and received a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea. In 2014, we recognized and received a $60.0 million regulatory milestone related to reimbursement of JAKAVI (ruxolitinib) in Europe, recognized and received a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer.  In 2013, we recognized and received a $25.0 million development milestone payment under this agreement based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib. In 2012, we recognized and received a $40.0 million regulatory milestone payment under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of JAKAVI. In 2011, we recognized and received a $15.0 million development milestone payment under this agreement for the achievement of a predefined milestone in the Phase I dose-escalation trial for capmatinib in patients with solid tumors and a $10.0 million regulatory milestone payment for the approval of JAKAFI in the United States. We determined the 2015, 2014, 2013, 2012 and 2011 milestones to be substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe, we are obligated to pay to Novartis tiered royalties in the low single digits on future JAKAFI net sales within the United States. During the three months ended March 31, 2015, such royalties payable to Novartis on net sales within the United States totaled $2.5 million and are reflected in cost of product revenues on the condensed consolidated statement of operations.  Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is now responsible for all costs relating to the development and commercialization of capmatinib.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At March 31, 2015 and December 31, 2014, $0.5 million and $0.3 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three months ended March 31, 2015 and 2014 were net of $0.5 million and $1.1 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $25.0 million and $7.0 million for the three months ended March 31, 2015 and 2014, respectively. In addition, for the three months ended March 31, 2015 and 2014, respectively, we recorded $15.7 million and $9.8 million of product royalty revenues related to Novartis net sales of JAKAVI outside of the United States. At March 31, 2015 and December 31, 2014, $15.8 million and $14.8 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. As of March 31, 2015, we have recognized and received in the aggregate $99.0 million for the achievement of development milestones.

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

We retained options to co-develop our JAK inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly is responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $11.6 million and $14.0 million for the three months ended March 31, 2015 and 2014, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country- by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Contract revenue under the Lilly agreement was $3.2 million for the three months ended March 31, 2015 and 2014.

Agenus

In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly owned subsidiary, 4 Antibody AG, which we collectively refer to as Agenus. Under this agreement, the parties have agreed to collaborate on the discovery of novel immuno therapeutics using Agenus’ proprietary Retrocyte Display antibody discovery platform. The agreement became effective on February 18, 2015, upon the expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 (“HSR Act”).

Under the terms of this agreement, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG-3 and TIM-3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration. These targets may be designated profit share programs, where all costs and profits are shared equally by us and Agenus, or royalty bearing programs, where we will be responsible for all costs associated with discovery, preclinical activities, clinical development and commercialization activities. The programs relating to GITR and OX40 are profit share programs and the programs relating to LAG-3 and TIM-3 are royalty bearing programs. For each royalty bearing product, Agenus will be eligible to receive up to $155 million in future contingent development, regulatory and commercialization milestones as well as tiered royalties on global net sales ranging from 6% to 12%. For each profit share product, Agenus will be eligible to receive up to $20 million in future contingent development milestones. Additionally, Agenus retains co-promotion participation rights in the United States on any profit share product. For each royalty bearing product, Agenus has reserved the right to elect to co fund 30% of development costs for a commensurate increase in royalties. The agreement may be terminated by us for convenience and may also be terminated under certain other circumstances, including material breach.

In January 2015, we also entered into a Stock Purchase Agreement with Agenus Inc. pursuant to which we agreed to purchase, subject to expiration of the waiting period under the HSR Act, approximately 7.76 million shares of Agenus Inc. common stock for an aggregate purchase price of $35.0 million in cash, or approximately $4.51 per share. We completed the purchase of the shares on February 18, 2015. On February 18, 2015 the closing price of Agenus Inc. common shares on The NASDAQ Stock Market was $5.13 per share and, therefore, the value of the 7.76 million shares acquired by us was $39.8 million. We have agreed not to dispose of any of the shares of common stock for a period of 12 months and Agenus Inc. has agreed to certain registration rights with respect to the shares of common stock.

Upon closing of the Agenus transaction on February 18, 2015, we paid total consideration of $60.0 million to Agenus Inc.  Of the $60.0 million, $39.8 million was allocated to our stock purchase in Agenus Inc. and was recorded as a long term investment on the condensed consolidated balance sheets and $20.2 million was allocated to research and development expense on the condensed consolidated statement of operations.

At the February 18, 2015 closing date and at March 31, 2015, we have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. We own approximately 11% of the outstanding shares of Agenus Inc. common stock and conclude that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period. We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three months ended March 31, 2015, there was no gain or loss recorded as the market price of Agenus Inc.’s common stock at March 31, 2015 was consistent with the fair value on the acquisition date of the investment.

Research and development expenses for the three months ended March 31, 2015, also included $1.8 million of development costs incurred pursuant to the Agenus arrangement. Such costs were included in accrued and other liabilities on the condensed consolidated balance sheets as of March 31, 2015.

8.              Stock compensation

We recorded $17.6 million and $15.3 million of stock compensation expense on our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $10.3 million and $8.3 million for the three months ended March 31, 2015 and 2014, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $7.3 million and $7.0 million for the three months ended March 31, 2015 and 2014, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Three Months Ended		Employee Stock Purchase Plan For the Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Average risk-free interest rates	1.35%	1.18%	0.56%	0.44%
Average expected life (in years)	5.05	4.47	0.25	0.25
Volatility	50%	50%	38%	52%
Weighted-average fair value (in dollars)	32.59	26.52	9.56	8.65

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

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to Outstanding Options
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at December 31, 2014	5,399,816	14,655,043	$21.96
Options granted	(1,622,520)	1,622,520	$74.03
Options exercised	—	(2,478,752)	$15.91
Options cancelled	74,169	(74,169)	$42.21
Balance at March 31, 2015	3,851,465	13,724,642	$29.10

RSU and PSU award activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2014	1,001,523	398,477	—
RSUs granted	(175,338)	175,338	$74.08
PSUs granted	—	—	—
RSUs cancelled	5,074	(5,074)	$64.74
PSUs cancelled	—	—	—
Balance at March 31, 2015	831,259	568,741	—

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant. Each RSU represents the right to acquire one share of our common stock. We granted a total of 175,338 RSUs during the three months ended March 31, 2015 which will cliff vest in three years and will be recognized as stock compensation expense over this period.  Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement.  As of March 31, 2015, a total of 66,666 RSUs granted to Mr. Hoppenot vested and were released leaving 333,334 RSUs outstanding.

At March 31, 2015, we have only recognized stock compensation expense relating to performance conditions of the outstanding PSUs that are deemed probable of achievement at that date. For PSUs containing performance conditions which have not been deemed probable of achievement at March 31, 2015, no stock compensation expense has been recognized for these awards. The actual number of shares of our common stock into which each PSU may convert are subject to a multiplier of up to 125% based on the level at which the performance conditions are achieved.

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, PSUs and RSUs.  Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of March 31, 2015, was $58.1 million, which is expected to be recognized over the weighted average period of 3.0 years. Total compensation cost of RSUs granted but not yet vested, as of March 31, 2015, was $31.8 million, which is expected to be recognized over the weighted average period of 3.0 years. Total compensation cost of PSUs granted but not yet vested, as of March 31, 2015, was $0.7 million, which is expected to be recognized over the weighted average period of 3.0 years, should the underlying performance conditions be deemed probable of achievement.

9.              Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount
Debt	Interest Rates March 31, 2015	Maturities	March 31, 2015	December 31, 2014
4.75% Convertible Senior Notes due 2015	4.75%	2015	$87,337	$85,640
0.375% Convertible Senior Notes due 2018	0.375%	2018	318,292	314,752
1.25% Convertible Senior Notes due 2020	1.25%	2020	291,918	288,726
			697,547	689,118
Less current portion			87,337	85,640
			$610,210	$603,478

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.75% Convertible Senior Notes due 2015	$87,337	$947,148	$85,640	$755,143
0.375% Convertible Senior Notes due 2018	318,292	682,500	314,752	560,156
1.25% Convertible Senior Notes due 2020	291,918	695,861	288,726	577,736
	$697,547	$2,325,509	$689,118	$1,893,035

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

Prior to May 14, 2014, the 2018 and 2020 Notes were not convertible except in connection with a make whole fundamental change, as defined in the respective indentures. Beginning on, and including, May 15, 2014, the 2018 and 2020 Notes are convertible prior to the close of business on the business day immediately preceding May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2018 Notes or 2020 Notes, as applicable, on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2018 Notes or 2020 Notes, as applicable, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2018 Notes or 2020 Notes, as applicable, on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, the Notes are convertible at any time, regardless of the foregoing circumstances. Upon conversion we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election.

On April 1, 2015, the 2018 Notes and 2020 Notes became convertible through at least June 30, 2015, based on the meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended March 31, 2015 as described in (1) above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes during this period in shares of our common stock and, therefore, the 2018 Notes and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet at March 31, 2015.

During April 2015, certain holders of the 2015 Notes converted a total of $46.9 million in aggregate principal amount of the 2015 Notes for the shares of our common stock into which the 2015 Notes were convertible, aggregating 5.3 million shares.

10.       Income taxes

In January 2015, we licensed certain intellectual property rights related to our non-partnered clinical programs to our wholly-owned subsidiary in Switzerland. Although the license of intellectual property rights did not result in any gain or loss in the condensed consolidated statements of operations, the transaction generated a taxable gain in the U.S, and we are utilizing available federal and state net operating loss carryforwards to offset the majority of this gain. Any taxes incurred related to intercompany transactions are treated as prepaid tax in our condensed consolidated balance sheets and amortized to income tax expense over the life of the intellectual property. Any cash taxes anticipated to be paid related to this intercompany transaction are immaterial.

11.       Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Stock options and potential common shares issuable upon conversion of the 2015 Notes, 2018 Notes and 2020 Notes were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented.

The potential common shares that were excluded from the diluted net loss per share computation are as follows:

	Three Months Ended March 31,
	2015	2014
Outstanding stock awards	14,626,717	18,027,392
Common shares issuable upon conversion of 4.75% Convertible Senior Notes due 2015	10,353,076	10,441,728
Common shares issuable upon conversion of 0.375% Convertible Senior Notes due 2018	7,245,263	7,245,263
Common shares issuable upon conversion of 1.25% Convertible Senior Notes due 2020	7,245,263	7,245,263
Total potential common shares excluded from diluted net loss per share computation	39,470,319	42,959,646

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2015 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014 previously filed with the SEC.

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

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics to treat serious unmet medical needs, primarily in oncology. JAKAFI (ruxolitinib) is our first product to be approved for sale in the United States. It was approved by the U.S. Food and Drug Administration (FDA) in November 2011 for the treatment of patients with intermediate or high-risk myelofibrosis, and in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea. Myelofibrosis and polycythemia vera are both rare blood cancers.

In April 2015, we announced our intention to establish the new headquarters of Incyte Europe Sarl (Incyte Europe) in Geneva, Switzerland. We intend to use Incyte Europe as the base from which we will conduct our European clinical development operations.

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

JAKAFI was the first FDA-approved JAK inhibitor for any indication and was the first and remains the only product approved by the FDA for use in MF, and also now in PV. The FDA has granted JAKAFI orphan drug status for MF, PV and essential thrombocythemia.

In August 2012, the European Commission approved ruxolitinib as JAKAVI for the treatment of disease-related splenomegaly or symptoms in adult patients with primary MF (also known as chronic idiopathic MF), post-polycythemia vera MF or post-essential thrombocythemia MF. In January 2015, the Committee for Medicinal Products for Human Use of the European Medicines Agency adopted a positive opinion for JAKAVI for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea, and approval was granted by the European Commission in March 2015.

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

We have a second oral JAK1 and JAK2 inhibitor, baricitinib, which is subject to a collaboration agreement with Eli Lilly and Company in which Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases. We could receive tiered, double-digit royalty payments on future global sales of products subject to the agreement with rates ranging up to 20 percent if the products are successfully commercialized. This collaboration also contains an option for us to co-develop compounds for any inflammatory and autoimmune disease, whereby we fund 30 percent of development costs from Phase IIb through regulatory approval for that indication in exchange for tiered royalties ranging up to the high twenties on potential future sales. We exercised our co-development option for the development of baricitinib in rheumatoid arthritis in 2010. The Phase III program of baricitinib in patients with rheumatoid arthritis is ongoing, and in December 2014, we announced with Lilly that the first of the Phase III trials met the primary endpoint. In February 2015, we announced with Lilly that the second of the Phase III trials also met the primary endpoint. Baricitinib is also in Phase II trials for patients with moderate-to-severe psoriasis and patients with diabetic nephropathy. We have decided not to exercise our co-development option for psoriasis, and the timeframe for exercising our co-development option for diabetic nephropathy has not yet occurred.

We have a portfolio of wholly-owned JAK1 inhibitors. Our lead JAK1 inhibitor, INCB39110, has completed proof-of-concept studies in patients with psoriasis, rheumatoid arthritis and myelofibrosis. While the results of the psoriasis and rheumatoid arthritis studies were positive, for strategic reasons, we are pursuing oncologic indications with INCB39110. We believe that selective JAK1 inhibition has the potential to minimize the myelosuppression associated with JAK2 inhibition, thus potentially enabling the combination of JAK1 selective inhibitors with myelosuppressive chemotherapy. The clinical program to evaluate

INCB39110 in solid tumors includes an ongoing open-label safety study in combination with gemcitabine and nab-paclitaxel. We have completed the Phase I dose-escalation portion of the trial, and additional first-line pancreatic cancer patients are being recruited into the dose-expansion cohort. INCB39110 is also in two blinded proof-of-concept Phase II trials in non-small cell lung cancer. Both trials are now underway, and both trials are designed with overall survival as the primary endpoint. We have another JAK1 inhibitor, INCB52793, which has recently initiated a Phase I/II trial in advanced malignancies.

We have an oral IDO1 inhibitor, epacadostat (previously INCB24360) which belongs to a new class of agents known as immuno-oncology agents. IDO1 is an enzyme whose increased levels in multiple solid tumor types are associated with decreased survival. IDO1 inhibition shifts the immune system from an immunosuppressive state to an activated state, allowing the body to mount a more effective anti-tumor immune response. While preclinical data suggest that IDO1 inhibition can provide anti-tumor effects as monotherapy, based on the significant synergy exhibited in combination with checkpoint inhibitors as well as emerging clinical data, we believe that the optimal development strategy for our IDO1 inhibitor is in combination with other immuno-oncology therapies. During 2014 we signed clinical trial agreements with Merck, Roche / Genentech, AstraZeneca / MedImmune and Bristol-Myers Squibb to evaluate epacadostat with their respective PD-1 and PD-L1 agents in Phase I/II trials, and all four of these trials are now in progress. The tumor types under investigation under these agreements include non-small cell lung cancer, metastatic melanoma, head and neck cancer, colorectal cancer, ovarian cancer, diffuse large B-cell lymphoma and pancreatic cancer.

We have two PI3K-delta inhibitors in clinical development, INCB40093 and INCB50465. The PI3K-delta pathway mediates oncogenic signaling in B cell malignancies. INCB40093 is being studied as both monotherapy and in combination with our JAK1 inhibitor, INCB39110, in patients with B-lymphoid malignancies.An open-label, dose-escalation study of INCB50465 in subjects with previously treated B-cell malignancies has also been initiated.

We have a c-MET inhibitor, capmatinib, which is licensed to Novartis. c-MET is a clinically validated receptor kinase cancer target. Abnormal c-MET activation in cancer correlates with poor prognosis. Dysregulation of the c-MET pathway triggers tumor growth, formation of new blood vessels that supply the tumor with nutrients, and causes cancer to spread to other organs. Dysregulation of the c-MET pathway is seen in many types of cancers, including kidney, liver, stomach, breast and brain. Several small molecule c-MET kinase inhibitors have demonstrated clinical efficacy in a number of cancers; however, these molecules have limited potency and are relatively non-selective, which could lead to off-target toxicities. We believe that capmatinib has the requisite properties to overcome these limitations, including greater selectivity, improved potency and more effective inhibition of c-MET. Under our agreement, Novartis received worldwide exclusive development and commercialization rights to capmatinib and certain back-up compounds in all indications. Capmatinib is being evaluated in hepatocellular carcinoma, non-small cell lung cancer, and other solid tumors and may have potential utility as a combination agent.

We have recently added two new compounds to our clinical development portfolio. INCB54828 is a selective inhibitor of the FGFR1, FGFR2 and FGFR3 kinases that has demonstrated potency and selectivity in preclinical studies across multiple solid tumor types. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in several solid and liquid tumor types. INCB54329 is a bromodomain (BRD) inhibitor. BRDs are a family of proteins which play important roles in mediating gene transcription, most notably by facilitating the expression of oncogenes such as MYC, one of the most frequently dysregulated genes in all of human cancer. INCB54329 has shown broad single agent activity in preclinical models of leukemia, lymphoma, multiple myeloma and in some solid tumor settings; INCB54329 can synergize with inhibitors of JAK/STAT signaling, PI3K/AKT signaling and PIM signaling.  Clinical trials of INCB54828 are now underway, and we plan to begin clinical trials of INCB54329 in the second quarter of this year.

We have a number of programs in preclinical development, and we intend to continue our investment in drug discovery to expand our pipeline.

Our current pipeline includes the following compounds:

Target/Drug Compound	Indication	Collaborator (1)	Status
ONCOLOGY
JAK1 and JAK2
JAKAFI	Myelofibrosis(2)	Novartis	FDA Approved—Marketed
JAKAFI	Polycythemia Vera(3)	Novartis	FDA Approved—Marketed
ruxolitinib	Pancreatic Cancer	Novartis (opt-in option)	Phase III
ruxolitinib	Breast Cancer	Novartis (opt-in option)	Phase II
ruxolitinib	Non-Small Cell Lung Cancer	Novartis (opt-in option)	Phase II
ruxolitinib	Colorectal Cancer	Novartis (opt-in option)	Phase II
JAK1
INCB39110	Pancreatic Cancer	None	Phase II
INCB39110	Non-Small Cell Lung Cancer	None	Phase II
INCB39110	Non-Small Cell Lung Cancer	None	Phase II
INCB52793	Advanced malignancies	None	Phase I/II
PI3K-delta
INCB40093	B-lymphoid Malignancies	None	Phase I/II
INCB50465	B-lymphoid Malignancies	None	Phase I/II
JAK1+PI3K-delta
INCB39110+INCB40093	B-lymphoid Malignancies	None	Phase I/II
IDO1
epacadostat	Metastatic Melanoma	None	Phase II
epacadostat	Non-Small Cell Lung Cancer	Merck	Phase I/II
epacadostat	Non-Small Cell Lung Cancer	Roche / Genentech	Phase I/II
epacadostat	Multiple tumor types	AstraZeneca / MedImmune	Phase I/II
epacadostat	Multiple tumor types	Bristol-Myers Squibb	Phase I/II
c-MET
capmatinib	Solid Tumors	Novartis	Phase I/II
capmatinib	Hepatocellular Carcinoma	Novartis	Phase II
capmatinib	Non-Small Cell Lung Cancer	Novartis	Phase II
FGFR
INCB54828	Solid Tumors	None	Phase I/II
BRD
INCB54329	Hematology / Oncology	None	(4)

INFLAMMATION
JAK1 and JAK2
baricitinib	Rheumatoid Arthritis	Lilly	Phase III
baricitinib	Psoriasis	Lilly	Phase IIb
baricitinib	Diabetic Nephropathy	Lilly	Phase II

(1)                                 For information about certain of our agreements with collaborators and other third parties, please see “Business Relationships” below and Note 7, License Agreements to our condensed consolidated financial statements included in this report.

(2)                                JAKAFI is approved for treatment of people with intermediate or high-risk myelofibrosis (MF), including primary MF, post—polycythemia vera MF, and post—essential thrombocythemia MF.

(3)                                 JAKAFI is approved for treatment of people with polycythemia vera (PV) who have had an inadequate response to or are intolerant of hydroxyurea.

(4)                                 Phase I/II clinical trial not yet initiated.

Business Relationships

As part of our business strategy, we establish business relationships, including collaborative arrangements with other companies and medical research institutions to assist in the clinical development and/or commercialization of certain of our drugs and drug candidates and to provide support for our research programs. We also evaluate opportunities for acquiring products or rights to products and technologies that are complementary to our business from other companies and medical research institutions.

Below is a brief description of our significant relationships and collaborations that expand our pipeline and provide us with certain rights to existing and potential new products and technologies. For more information regarding certain of these relationships, including their ongoing financial and accounting impact on our business, please read Note 7, License Agreements to our condensed consolidated financial statements included in this report.

•                  Novartis - In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to our JAK inhibitor ruxolitinib and certain back-up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to JAKAFI (ruxolitinib) in the United States and in certain other indications including pancreatic cancer, breast cancer, non-small cell lung cancer, and colorectal cancer. Novartis also received worldwide exclusive development and commercialization rights to our c-MET inhibitor compound capmatinib and certain back-up compounds in all indications. We retained options to co-develop and to co-promote capmatinib in the United States. Several JAKAFI clinical trials in patients with myelofibrosis are ongoing, including long-term extension studies, alternative dosing studies, joint global trials with Novartis and trials in patients with low platelet counts.

•                  Lilly - In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We retained options to co-develop and co-promote our JAK inhibitors for the treatment of Diabetic Nephropathy, we retained options to co-promote our JAK inhibitors for the treatment of Psoriasis, and we elected to co-develop our JAK inhibitors for the treatment of Rheumatoid Arthritis and retained co-promotion options.

•                  Merck & Co. - In 2014, we entered into a clinical trial agreement with Merck to evaluate epacadostat with their anti-PD-1immunotherapy, Keytruda (pembrolizumab), for the treatment of non-small cell lung cancer, metastic melanoma, head and neck cancer, colorectal cancer, ovarian cancer, diffuse large B-cell lymphoma and pancreatic cancer.  The trial is in progress and is currently in Phase I/II.

•                  Roche / Genentech - In 2014, we entered into a clinical trial agreement with Roche / Genentech to evaluate epacadostat with their anti-PD-L1 immunotherapy, MPDL3280A, for the treatment of non-small cell lung cancer, metastic melanoma, head and neck cancer, colorectal cancer, ovarian cancer, diffuse large B-cell lymphoma and pancreatic cancer.  The trial is in progress and is currently in Phase I/II.

•                  AstraZeneca / MedImmune - In 2014, we entered into a clinical trial agreement with AstraZeneca / MedImmune to evaluate epacadostat with their anti-PD-L1 immunotherapy, MEDI4736, for the treatment of non-small cell lung cancer, metastic melanoma, head and neck cancer, colorectal cancer, ovarian cancer, diffuse large B-cell lymphoma and pancreatic cancer.  The trial is in progress and is currently in Phase I/II.

•                  Bristol-Myers Squibb - In 2014, we entered into a clinical trial agreement with Bristol-Myers Squibb to evaluate epacadostat with their anti-PD-1 immunotherapy, Opdivo (nivolumab), for the treatment of non-small cell lung cancer, metastic melanoma, head and neck cancer, colorectal cancer, ovarian cancer, diffuse large B-cell lymphoma and pancreatic cancer.  The trial is in progress and is currently in Phase I/II.

•                  Agenus - In 2015, we announced a global license, development and commercialization agreement with Agenus Inc. focused on novel immuno-therapeutics using Agenus’ proprietary Retrocyte Display antibody discovery platform. The alliance will initially focus on the development of checkpoint modulator antibodies directed against GITR, OX40, LAG-3 and TIM-3.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related costs that are recoverable through the commercialization of the product. Beginning in October 2014, we became obligated to pay tiered, low single digit royalties to Novartis on all future sales of JAKAFI in the United States, which are included in cost of product revenues.

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of March 31, 2015, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three months ended March 31, 2015 and 2014, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values on the dates of grant.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $17.6 million and $15.3 million of stock compensation expense for the three months ended March 31, 2015 and 2014, respectively.

Investments.  We carry our investments at their respective fair values. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other-than-temporary impairment. This evaluation consists of a review of several factors, including the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and if we intend to sell or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If management determines that such an impairment exists, we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell our marketable securities prior to maturity, we classify our marketable securities as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized. We classify marketable securities that are available for use in current operations as current assets on the condensed consolidated balance sheets.

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for the next 18 to 21 months will reflect a lower average per unit cost of materials.

The raw materials and work-in-process inventory is not subject to expiration and the shelf life for finished goods inventory is 36 months from the start of manufacturing of the finished goods. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the condensed consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.

Convertible Debt Accounting.  We perform an assessment of all embedded features of a debt instrument to determine if (1) such features should be bifurcated and separately accounted for, and (2) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liability instruments. If the embedded feature meets the requirements to be bifurcated and accounted for as a liability, the fair value of the embedded feature is measured initially, included as a liability on the condensed consolidated balance sheets, and re-measured to fair value at each reporting period. Any changes in fair value are recorded in the condensed consolidated statement of operations. We monitor, on an ongoing basis, whether events or circumstances could give rise to a change in our classification of embedded features.

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

Prior to May 14, 2014, the 2018 Notes and 2020 Notes were not convertible except in connection with a make whole fundamental change, as defined in the respective indentures. Beginning on, and including, May 15, 2014, the 2018 Notes and 2020 Notes are convertible prior to the close of business on the business day immediately preceding May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2018 Notes or 2020 Notes, as applicable, on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of 2018 Notes or 2020 Notes, as applicable, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2018 Notes or 2020 Notes, as applicable, on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, the Notes are convertible at any time, regardless of the foregoing circumstances. Upon conversion we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election.

On a quarterly basis, we perform an assessment in order to determine whether the 2018 Notes or 2020 Notes have become convertible at the option of the holder, based on meeting any of the conversion criteria described above. Should either the 2018 Notes or the 2020 Notes become convertible, we then assess our intent and ability to settle the 2018 Notes or the 2020 Notes in cash, shares of common stock, or a combination of cash and shares of common stock, in order to determine the appropriate classification of the 2018 Notes and the 2020 Notes at the balance sheet date. On April 1, 2015, the 2018 Notes and 2020 Notes became convertible through at least June 30, 2015, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended March 31, 2015 as described above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes in common shares and, therefore, the 2018 and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet as of March 31, 2015.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, “Presentation of Financial Statements—Going Concern”, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not believe the pending adoption of ASU No. 2014-15 will have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides a five step approach to be applied to all contracts with customers. ASU No. 2014-09 also requires expanded disclosures about revenue recognition. On April 1, 2015, the FASB proposed to extend the effective date of ASU No. 2014-09 from reporting periods beginning after December 15, 2016 to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. Once the proposal is formally issued, the public will have 30 days to comment, after which the proposal will be decided upon.  We are currently analyzing the impact of ASU No. 2014-09 on our results of operations and, at this time, we are unable to determine the impact on the new standard, if any, on our condensed consolidated financial statements.

Results of Operations

We recorded a net loss of $18.4 million and basic and diluted net loss per share of $0.11 for the three months ended March 31, 2015, as compared to a net loss of $34.0 million and basic and diluted net loss per share of $0.21 in the corresponding period in 2014.

Revenues.

	For the three months ended, March 31,
	2015	2014
	(in millions)
Product revenues, net	$115.3	$69.7
Product royalty revenues	15.7	9.8
Contract revenues	28.2	10.2
Other revenues	0.1	0.1
Total revenues	$159.3	$89.8

Our product revenues, net from JAKAFI for the three months ended March 31, 2015 and 2014, were $115.3 million and $69.7 million, respectively. This increase was comprised of a volume increase of $35.3 million and a price increase of $10.3 million.  Product revenues from the sale of JAKAFI are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2015:

Three Months Ended March 31, 2015	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2015	$2,057	$7,906	$119	$399	$10,481
Allowances for current period sales	3,638	13,483	625	266	18,012
Allowances for prior period sales	(156)	(358)	—	—	(514)
Credits/payments for current period sales	(1,853)	(3,633)	(540)	(101)	(6,127)
Credits/payments for prior period sales	(1,505)	(3,387)	(61)	(72)	(5,025)
Balance at March 31, 2015	$2,181	$14,011	$143	$492	$16,827

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

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the three months ended March 31, 2015 and 2014, were $15.7 million and $9.8 million, respectively.

Our contract revenues were $28.2 million and $10.2 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, contract revenues were derived from the straight line recognition of revenue associated with the Lilly upfront fees over the estimated performance period as well as milestone payments from Novartis earned during the periods. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010.  During the three months ended March 31, 2015, under the Novartis agreement, we recognized a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea.  During the three months ended March 31, 2014, under the Novartis agreement, we recognized a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer.

Cost of Product Revenues

We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At March 31, 2015, inventory with $2.0 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre- commercialization inventory over the next 18 to 21 months; however, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future JAKAFI sales, and the ability to utilize inventory prior to its expiration date. As a result, cost of product revenues for the next 18 to 21 months will reflect a lower average per unit cost of materials. Commencing in October 2014, we became obligated to pay tiered, low single digit royalties to Novartis on all sales of JAKAFI in the United States, which is included in cost of product revenues.

Cost of product revenues was $3.0 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. The increase in cost of product revenues for the three months ended March 31, 2015 as compared to the same period in 2014 is due to increased JAKAFI sales and our obligation that commenced in October 2014 to pay royalties to Novartis on all JAKAFI sales in the United States. We expect future cost of product revenues to range in the mid-single digits as a percentage of net product sales subsequent to the utilization of all of the remaining pre-launch inventory.

Operating Expenses.

Research and development expenses.

	For the three months ended, March 31,
	2015	2014
	(in millions)
Salary and benefits related	$26.2	$21.7
Stock compensation	10.2	8.3
Clinical research and outside services	71.8	38.5
Occupancy and all other costs	10.2	7.1

Total research and development expenses	$118.4	$75.6

We currently account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three months ended March 31, 2014 to the three months ended March 31, 2015 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from the three months ended March 31, 2014 to the three months ended March 31, 2015 was primarily the result of increased development costs to advance our clinical pipeline and the $20.2 million charge related to the upfront payment made to Agenus pursuant to our license, development and commercialization agreement, as well as an additional $1.8 million of research and development costs incurred under the arrangement through March 31, 2015.  Research and development expenses for the three months ended March 31, 2015 and 2014 were net of $1.2 million and $1.1 million, respectively, of costs reimbursed by our collaborative partners. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $11.6 million and $14.0 million for the three months ended March 31, 2015 and 2014, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

Selling, general and administrative expenses.

	For the three months ended, March 31,
	2015	2014
	(in millions)
Salary and benefits related	$14.2	$12.8
Stock compensation	7.3	7.0
Other contract services and outside costs	23.4	17.2

Total selling, general and administrative expenses	$44.9	$37.0

Salary and benefits related expense increased from the three months ended March 31, 2014 to the three months ended March 31, 2015 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis and for the commercial launch in uncontrolled polycythemia vera which occurred in December 2014. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high-risk myelofibrosis and uncontrolled polycythemia vera.

Other income (expense)

Interest and other income, net. Interest and other income, net, for the three months ended March 31, 2015 and 2014 was $1.6 million and $0.7 million, respectively.

Interest Expense.  Interest expense for the three months ended March 31, 2015 and 2014 was $12.7 million and $11.4 million, respectively. Included in interest expense for the three months ended March 31, 2015 and 2014, were $9.2 million and $8.8 million, respectively, of non-cash charges to amortize the discounts on our 4.75% convertible senior notes due 2015 (the 2015 Notes), the 2018 Notes and the 2020 Notes.

Debt exchange expense on senior note conversions.  Debt exchange expense on senior note conversions for the three months ended March 31, 2014 was $0.3 million and related to the exchange of $4.9 million in aggregate principal amount of our 2015 Notes for the underlying shares of common stock and cash.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through March 31, 2015. Because of those losses, we had an accumulated deficit of $1.8 billion as of March 31, 2015. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At March 31, 2015, we had available cash, cash equivalents and marketable securities of $585.4 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government agency and non-agency mortgage-backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities was $4.6 million for the three months ended March 31, 2015, compared to $31.7 million used in operating activities for the three months ended March 31, 2014.  The $27.1 million decrease was due primarily to our lower net loss.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long term investments.  Net cash used in investing activities was $58.6 million for the three months ended March 31, 2015, which represented purchases of marketable securities of $34.5 million, capital expenditures of $3.6 million, and long term investment in Agenus of $39.8 million offset in part by maturities of marketable securities of $19.3 million.  Net cash used in investing activities was $47.7 million for the three months ended March 31, 2014, which represented purchases of marketable securities of $45.1 million and capital expenditures of $2.7 million offset by maturities of marketable securities of $0.1 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $32.7 million and $44.5 million for the three months ended March 31, 2015 and 2014, respectively, primarily representing proceeds from the issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of March 31, 2015 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 2 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible senior debt	$840.8	$90.8	$—	$375.0	$375.0
Interest on convertible senior debt	38.1	10.4	12.2	10.8	4.7
Non-cancelable lease obligations:
Related to corporate headquarters	87.3	6.9	12.1	12.0	56.3
Total contractual obligations	$966.2	$108.1	$24.3	$397.8	$436.0

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up front fees, milestone payments, and royalties on sales of future products.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis and Lilly; the extent to which commercialization of JAKAFI is successful; expenditures in connection with potential exchanges of our outstanding convertible senior notes; and expenditures in connection with strategic relationships and license agreements, including our agreement with Agenus, strategic equity investments or potential acquisitions. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and corporate debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of March 31, 2015, marketable securities were $163.6 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2015, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Competition for JAKAFI from generic products could potentially harm our business and result in a decrease in our revenue.

As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application, or ANDA.  JAKAFI was approved pursuant to a New Drug Application, or NDA, by the FDA on November 16, 2011.  The four-year period after which a generic manufacturer may file an ANDA and challenge the patents related to JAKAFI will expire on November 16, 2015.  Since the Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products, generic manufacturers may target JAKAFI and challenge our related U.S. patent rights as early as the fourth quarter of 2015.  There can be no assurance that our patents will be upheld or that any litigation in which we might engage with any such generic manufacturer would be successful in protecting JAKAFI’s exclusivity.  The entry of a generic version of JAKAFI could result in a decrease in JAKAFI sales and have a material adverse effect on our operating results and business.

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

An important element of our business strategy is to enter into collaborative or license arrangements with other parties, under which we license our drug candidates to those parties for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics. We are evaluating strategic relationships with respect to several of our other programs and may enter into an agreement with respect to one or more of these programs in the future. However, because collaboration and license arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug candidates that are desirable to other parties, or we may be unwilling to license a drug candidate to a particular party because such party interested in it is a competitor or for other reasons. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaboration or license arrangements, we may not be able to develop and commercialize a drug product, which could adversely affect our business and our revenues.

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

In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates that fit within our focus on oncology, such as our collaboration with Agenus. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected by the termination of a drug candidate and termination and winding down of the related license agreement. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected.

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

We had net losses from inception in 1991 through 1996 and in 1999 through March 31, 2015. Because of those losses, we had an accumulated deficit of $1.8 billion as of March 31, 2015. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2015 and in future periods as well.

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

As of March 31, 2015, the aggregate principal amount of our total consolidated debt was $840.8 million and our stockholders’ deficit was $41.4 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of March 31, 2015, $90.8 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. The remaining interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, will total $4.3 million. As of March 31, 2015, $375.0 million aggregate principal amount of our 0.375% convertible senior notes due 2018 was outstanding and due in November 2018. Annual interest payments for our 0.375% convertible senior notes through 2018, assuming that none of these notes are converted, repurchased or exchanged, are $1.4 million. As of March 31, 2015, $375.0 million aggregate principal amount of our 1.25% convertible senior notes due 2020 was outstanding and due in November 2020. Annual interest payments for our 1.25% convertible senior notes through 2020, assuming that none of these notes are converted, repurchased or exchanged, are $4.7 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our convertible senior notes, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

Our marketable securities and long term investments are subject to certain risks that could adversely affect our overall financial position.

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

Any loss in value of our long term investments could adversely affect our financial position on the condensed consolidated balance sheets and condensed consolidated statements of operations.

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

We derived substantially all of our revenues for the three months ended March 31, 2015 and the year ended December 31, 2014 from JAKAFI product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

10.1†

License, Development and Commercialization Agreement, dated as of January 9, 2015, by and between the Company, Incyte Europe Sarl (a wholly owned subsidiary of the Company), Agenus Inc. and 4-Antibody AG.

10.2	Stock Purchase Agreement, dated as of January 9, 2015, between the Company and Agenus Inc.

10.3#	Amendment, dated as of April 13, 2015, to Employment Agreement between the Company and Hervé Hoppenot, dated as of January 11, 2014

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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

INCYTE CORPORATION

Dated: April 30, 2015	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2015	By:	/s/ DAVID W. GRYSKA
David W. Gryska
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1†

License, Development and Commercialization Agreement, dated as of January 9, 2015, by and between the Company, Incyte Europe Sarl (a wholly owned subsidiary of the Company), Agenus Inc. and 4-Antibody AG.

10.2	Stock Purchase Agreement, dated as of January 9, 2015, between the Company and Agenus Inc.

10.3#	Amendment, dated as of April 13, 2015, to Employment Agreement between the Company and Hervé Hoppenot, dated as of January 11, 2014

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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