Form 10-Q
period 2015-06-30
INCYTE CORP
filed 2015-08-04
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 180,482,542 as of July 29, 2015.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	June 30, 2015	December 31, 2014*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$439,681	$452,297
Marketable securities—available-for-sale	187,788	147,966
Restricted investments	517	500
Accounts receivable	75,122	57,933
Inventory	1,897	358
Deferred income taxes	7,725	19,641
Prepaid expenses and other current assets	20,260	20,519

Total current assets	732,990	699,214

Restricted investments	14,256	14,000
Long term investment	67,003	—
Inventory	18,548	19,078
Property and equipment, net	81,602	81,790
Other assets, net	15,938	15,987

Total assets	$930,337	$830,069

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$29,162	$24,462
Accrued compensation	25,794	34,422
Interest payable	1,282	1,841
Accrued and other current liabilities	80,437	62,270
Deferred revenue—collaborative agreements	12,857	12,880
Convertible senior notes	42,940	85,640

Total current liabilities	192,472	221,515

Convertible senior notes	617,025	603,478
Other liabilities	51,858	54,552
Deferred income taxes	7,725	19,641
Deferred revenue—collaborative agreements	6,083	12,511

Total liabilities	875,163	911,697

Stockholders’equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 180,191,498 and 170,876,619 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	180	171
Additional paid-in capital	1,847,626	1,701,904
Accumulated other comprehensive income	1,949	1,815
Accumulated deficit	(1,794,581)	(1,785,518)
Total stockholders’ equity (deficit)	55,174	(81,628)

Total liabilities and stockholders’equity (deficit)	$930,337	$830,069

*   The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product revenues, net	$142,406	$84,025	$257,736	$153,676
Product royalty revenues	17,364	12,340	33,037	22,166
Contract revenues	3,214	3,214	31,429	13,429
Other revenues	—	3	58	103

Total revenues	162,984	99,582	322,260	189,374

Costs and expenses:
Cost of product revenues	6,254	187	9,229	355
Research and development	112,445	84,683	230,809	160,269
Selling, general and administrative	51,679	40,899	96,548	77,873

Total costs and expenses	170,378	125,769	336,586	238,497

Loss from operations	(7,394)	(26,187)	(14,326)	(49,123)
Interest and other income, net	1,144	790	2,773	1,526
Interest expense	(11,494)	(11,406)	(24,181)	(22,849)
Unrealized gain on long term investment	27,174	—	27,174	—
Debt exchange expense on senior note conversions	—	—	—	(265)

Income (loss) before provision for income taxes	$9,430	$(36,803)	$(8,560)	$(70,711)

Provision for income taxes	136	70	503	119

Net income (loss)	$9,294	$(36,873)	$(9,063)	$(70,830)

Net income (loss) per share:
Basic	$0.05	$(0.22)	$(0.05)	$(0.43)
Diluted	$0.05	$(0.22)	$(0.05)	$(0.43)

Shares used in computing net income (loss) per share:
Basic	178,676	167,914	175,373	166,636
Diluted	186,493	167,914	175,373	166,636

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (loss)	$9,294	$(36,873)	$(9,063)	$(70,830)

Other comprehensive (loss) income:
Unrealized gain (loss) on restricted investments and marketable securities, net of tax	(309)	40	134	87
Other comprehensive (loss) income	(309)	40	134	87

Comprehensive income (loss)	$8,985	$(36,833)	$(8,929)	$(70,743)

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,063)	$(70,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of debt discounts	23,101	19,321
Stock-based compensation	35,150	30,825
Debt exchange expense on senior note conversions	—	265
Unrealized gain on long term investment	(27,174)	—
Excess tax provision (benefit) from stock based compensation	(2,073)	31
Changes in operating assets and liabilities:
Accounts receivable	(17,189)	(11,831)
Prepaid expenses and other assets	946	(10,494)
Inventory	(1,009)	(517)
Accounts payable	4,700	8,149
Accrued and other liabilities	7,866	(4,736)
Deferred revenue — collaborative agreements	(6,451)	(6,434)
Net cash provided by (used in) operating activities	8,804	(46,251)
Cash flows from investing activities:
Long term investment	(39,829)	—
Capital expenditures	(5,749)	(11,362)
Purchases of marketable securities	(80,212)	(65,115)
Maturities of marketable securities	40,524	247
Net cash used in investing activities	(85,266)	(76,230)
Cash flows from financing activities:
Restricted investments, net	(273)	—
Proceeds from issuance of common stock under stock plans	62,958	57,612
Direct financing arrangement repayments	(912)	—
Excess tax provision (benefit) from stock based compensation	2,073	(31)
Cash paid in connection with exchange of 4.75% convertible senior notes due 2015	—	(265)
Net cash provided by financing activities	63,846	57,316
Net decrease in cash and cash equivalents	(12,616)	(65,165)
Cash and cash equivalents at beginning of period	452,297	471,429
Cash and cash equivalents at end of period	$439,681	$406,264

Supplemental Schedule of Cash Flow Information
Interest paid	$1,670	$5,241
Incomes taxes paid	$83	$—
Reclassification to additional paid in capital in connection with conversions or exchanges of 4.75% convertible senior notes due 2015	$45,327	$4,446

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

2.              Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of June 30, 2015 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three and six months ended June 30, 2015 and 2014, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2014 has been derived from audited financial statements.

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

Accounts Receivable.  As of June 30, 2015 and December 31, 2014, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the U.S. Food and Drug Administration (“FDA”) approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for the next 15 to 18 months will reflect a lower average per unit cost of materials.

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

Variable Interest Entities. We perform an initial and on-going evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of June 30, 2015, there were no entities in which we held a variable interest which we determined to be VIEs.

Equity Method Investments.  In circumstances where we have the ability to exercise significant influence over the operating and financial policies of a company in which we have an investment, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option under U.S. GAAP.  In assessing whether we exercise significant influence, we consider the nature and magnitude of our investment, any voting and protective rights we hold, any participation in the governance of the other company, and other relevant factors such as the presence of a collaboration or other business relationship. Under the equity method of accounting, we record within our results of operations our share of income or loss of the investee company.  Under the fair value option, our investment is carried at fair value on our condensed consolidated balance sheets as a long term investment and all changes in fair value are reported in our condensed consolidated statements of operations as an unrealized gain (loss) on long term investment.

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

Net Income (Loss) Per Share.  Our basic and diluted income (losses) per share are calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during all periods presented. Options to purchase stock and shares issuable upon the conversion of convertible debt are included in diluted earnings per share calculations, unless the effects are anti-dilutive.

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of June 30, 2015, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three and six months ended June 30, 2015 and 2014, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $17.6 million and $35.2 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2015, respectively. We recorded $15.5 million and $30.8 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2014, respectively.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not believe the pending adoption of ASU No. 2014-15 will have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides a five step approach to be applied to all contracts with customers. ASU No. 2014-09 also requires expanded disclosures about revenue recognition. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein.  Early adoption is permitted for reporting periods beginning after December 15, 2016.  We are currently analyzing the impact of ASU No. 2014-09 on our results of operations and, at this time, we are unable to determine the impact on the new standard, if any, on our condensed consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis,” which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  The amendments place more emphasis in the consolidation evaluation on variable interests other than fee arrangements such as principal investment risk (including debt or equity interests), guarantees of the value of the assets or liabilities of the VIE, written put options on the assets of the VIE, or similar obligations. Additionally, the amendments reduce the extent to which related party arrangements cause an entity to be considered a primary beneficiary. This guidance is to be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The amendments are effective for fiscal years beginning after December 15, 2015, and interim periods therein. We are currently analyzing the impact of ASU No. 2015-03, if any, on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update.  This guidance is to be applied retrospectively and is effective for fiscal years beginning after December 15, 2015 and interim periods therein.  Early adoption is permitted. We are currently analyzing the impact of ASU No. 2015-03 on our condensed consolidated financial statements.

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

At June 30, 2015 and December 31, 2014, our Level 2 corporate debt securities and mortgage-backed securities are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2015
Cash and cash equivalents	$439,681	$—	$—	$439,681
Corporate debt securities	—	184,521	—	184,521
Long term investment (Note 7)	67,003	—	—	67,003
Mortgage-backed securities	—	3,267	—	3,267
Total assets	$506,684	$187,788	$—	$694,472

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Cash and cash equivalents	$452,297	$—	$—	$452,297
Corporate debt securities	—	144,402	—	144,402
Mortgage-backed securities	—	3,564	—	3,564
Total assets	$452,297	$147,966	$—	$600,263

The following is a summary of our marketable security portfolio as of June 30, 2015 and December 31, 2014, respectively.

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2015
Corporate debt securities	$184,670	$—	$(149)	$184,521
Mortgage backed securities	1,169	2,098	—	3,267
	$185,839	$2,098	$(149)	$187,788
December 31, 2014
Corporate debt securities	$144,684	$—	$(282)	$144,402
Mortgage backed securities	1,461	2,103	—	3,564
	$146,145	$2,103	$(282)	$147,966

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

4.              Concentration of Credit Risk

In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total Contract Revenues for the Three Months Ended June 30,		Percentage of Total Contract Revenues for the Six Months Ended June 30,
	2015	2014	2015	2014

Collaboration Partner A	0%	0%	80%	52%
Collaboration Partner B	100%	100%	20%	48%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 24% and 26% of the accounts receivable balance as of June 30, 2015 and December 31, 2014, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of specialty pharmacies. Our product revenues are concentrated in a number of specialty pharmacy customers. The concentration of credit risk related to our specialty pharmacy customers is as follows:

	Percentage of Total Net Product Revenues for the Three Months Ended June 30,		Percentage of Total Net Product Revenues for the Six Months Ended June 30,
	2015	2014	2015	2014
Customer A	27%	29%	28%	29%
Customer B	19%	23%	20%	22%
Customer C	13%	11%	13%	11%
Customer D	9%	10%	9%	10%

We are exposed to risks associated with extending credit to specialty pharmacy customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 53% and 54% of the accounts receivable balance as of June 30, 2015 and December 31, 2014, respectively.

5.              Inventory

Our inventory balance consists of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$289	$591
Work-in-process	18,259	18,487
Finished goods	1,897	358
	20,445	19,436
Inventories—current	1,897	358
Inventories—non-current	$18,548	$19,078

Inventories, stated at the lower of cost or market, consist of raw materials, work in process and finished goods. At June 30, 2015, $1.9 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At June 30, 2015, $18.5 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain a number of inventory components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral violation of the contractual terms under which we are supplied components by a single source supplier could adversely affect our total revenues and gross margins.

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

6.              Property and Equipment

Property and equipment consists of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Office equipment	$6,279	$6,090
Laboratory equipment	28,702	26,800
Computer equipment	20,746	18,648
Building and leasehold improvements	65,606	64,926
	121,333	116,464
Less accumulated depreciation and amortization	(39,731)	(34,674)
	$81,602	$81,790

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

We are accounting for the lease as a direct financing arrangement whereby over the construction period, we recorded the value of the facility (consisting of the estimated fair value of the existing shell, plus construction costs incurred) as a capital asset, with a corresponding lease liability, net of build out costs paid for by us during the construction period. The lease liability will be amortized over the term of the lease using the effective interest method. In addition, we have posted a $15.0 million letter of credit for the facility lease for the benefit of the landlord, which is collateralized by a restricted investments account for the same amount. This amount was recorded as restricted investments on the condensed consolidated balance sheets and will be reduced over a period of time during the duration of the lease. The letter of credit could be subject to accelerated reductions if we meet certain pre-defined financial targets. Restricted investments related to this direct financing lease on the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 were $14.3 million and $14.5 million, respectively.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones.  As of June 30, 2015, we have recognized in the aggregate $97.0 million for the achievement of development milestones and $160.0 million for the achievement of regulatory milestones.

During the six months ended June 30, 2015, under this agreement, we recognized and received a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea. In 2014, we recognized and received a $60.0 million regulatory milestone related to reimbursement of JAKAVI (ruxolitinib) in Europe, a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer.  In 2013, we recognized and received a $25.0 million development milestone payment under this agreement based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib. In 2012, we recognized and received a $40.0 million regulatory milestone payment under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of JAKAVI. In 2011, we recognized and received a $15.0 million development milestone payment under this agreement for the achievement of a predefined milestone in the Phase I dose-escalation trial for capmatinib in patients with solid tumors and a $10.0 million regulatory milestone payment for the approval of JAKAFI in the United States. We determined the 2015, 2014, 2013, 2012 and 2011 milestones to be substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe, we are obligated to pay to Novartis tiered royalties in the low single digits on future JAKAFI net sales within the United States. During the three and six months ended June 30, 2015, such royalties payable to Novartis on net sales within the United States totaled $5.6 million and $8.1 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statement of operations.  Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is now responsible for all costs relating to the development and commercialization of capmatinib.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis will be recorded net against the related research and development expenses. At June 30, 2015 and December 31, 2014, $0.5 million and $0.3 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three and six months ended June 30, 2015 were net of $0.5 million and $1.0 million, respectively, of costs reimbursed by Novartis. Research and development expenses for the three and six months ended June 30, 2014 were net of $1.1 million and $2.2 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $0.0 million and $25.0 million for the three and six months ended June 30, 2015, respectively. Contract revenue under the Novartis agreement was $0.0 million and $7.0 million for the three and six months ended June 30, 2014, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States was $17.4 million and $33.0 million for the three and six months ended June 30, 2015, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States was $12.3 million and $22.2 million for the three and six months ended June 30, 2014, respectively. At June 30, 2015 and December 31, 2014, $17.3 million and $14.8 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. As of June 30, 2015, we have recognized and received in the aggregate $99.0 million for the achievement of development milestones.

In 2012, we recognized and received a $50.0 million development milestone under this agreement for the achievement of a predefined milestone for the initiation of the rheumatoid arthritis Phase III program for baricitinib. In 2010, we recognized and received a $30.0 million development milestone payment based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone payment for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined the 2012 and 2010 milestones to be substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also could receive tiered, double-digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized.

We retained options to co-develop our JAK inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly is responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co-develop. We also retained an option to co-promote products in the United States. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $10.3 million and $21.9 million for the three and six months ended June 30, 2015, respectively. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $12.7 million and $26.7 million for the three and six months ended June 30, 2014, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country- by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Contract revenue under the Lilly agreement was $3.2 million and $6.4 million, respectively, for each of the three and six months ended June 30, 2015 and 2014.

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

In January 2015, we also entered into a Stock Purchase Agreement with Agenus Inc. pursuant to which we agreed to purchase approximately 7.76 million shares of Agenus Inc. common stock for an aggregate purchase price of $35.0 million in cash, or approximately $4.51 per share. We completed the purchase of the shares on February 18, 2015. On February 18, 2015 the closing price of Agenus Inc. common shares on The NASDAQ Stock Market was $5.13 per share and, therefore, the value of the 7.76 million shares acquired by us was $39.8 million. We have agreed not to dispose of any of the shares of common stock for a period of 12 months and Agenus Inc. has agreed to certain registration rights with respect to the shares of common stock.

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

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. We own approximately 9% of the outstanding shares of Agenus Inc. common stock and conclude that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period. We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the six months ended June 30, 2015, we recorded an unrealized gain of $27.2 million based on the increase in the market price of Agenus Inc.’s common stock at June 30, 2015 to $8.63 per share. For the three months ended March 31, 2015, Agenus Inc. reported total revenues of $4.0 million and a net loss of $18.7 million within their consolidated financial statements.

Research and development expenses for the three and six months ended June 30, 2015, also included $3.8 million and $5.6 million, respectively, of development costs incurred pursuant to the Agenus arrangement. At June 30, 2015, a total of $3.8 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheet.

8.              Stock compensation

We recorded $17.6 million and $35.2 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2015, respectively. We recorded $15.5 million and $30.8 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2014, respectively.

Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $10.2 million, $20.4 million, $8.5 million and $16.8 million for the three and six months ended June 30, 2015 and 2014, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $7.4 million, $14.7 million, $7.0 million and $14.0 million for the three and six months ended June 30, 2015 and 2014, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Average risk-free interest rates	1.38%	1.32%	1.35%	1.20%	0.64%	0.47%	0.60%	0.52%
Average expected life (in years)	5.20	5.01	5.06	4.55	0.50	0.50	0.50	0.50
Volatility	49%	52%	50%	50%	27%	42%	36%	52%
Weighted-average fair value (in dollars)	45.56	22.69	33.80	25.95	9.24	7.87	9.90	9.13

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

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to Outstanding Options
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at December 31, 2014	5,399,816	14,655,043	$21.96
Options granted	(1,789,638)	1,789,638	$76.79
Options exercised	—	(3,801,201)	$16.18
Options cancelled	278,099	(278,099)	$42.92
Balance at June 30, 2015	3,888,277	12,365,381	$31.20

RSU and PSU award activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2014	1,001,523	398,477	—
RSUs granted	(188,095)	188,095	$75.88
PSUs granted	—	—	—
RSUs cancelled	25,278	(25,278)	$61.40
PSUs cancelled	4,958	(4,958)	$64.55
Balance at June 30, 2015	843,664	556,336	—

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant. Each RSU represents the right to acquire one share of our common stock. We granted a total of 188,095 RSUs during the six months ended June 30, 2015 which will cliff vest in three years and will be recognized as stock compensation expense over this period.  Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement.  As of June 30, 2015, a total of 66,666 RSUs granted to Mr. Hoppenot vested and were released leaving 333,334 RSUs outstanding.

At June 30, 2015, we have only recognized stock compensation expense relating to performance conditions of the outstanding PSUs that are deemed probable of achievement at that date. For PSUs containing performance conditions which have not been deemed probable of achievement at June 30, 2015, no stock compensation expense has been recognized for these awards. The actual number of shares of our common stock into which each PSU may convert are subject to a multiplier of up to 125% based on the level at which the performance conditions are achieved.

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, PSUs and RSUs.  Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of June 30, 2015, was $51.9 million, which is expected to be recognized over the weighted average period of 3.0 years. Total compensation cost of RSUs granted but not yet vested, as of June 30, 2015, was $29.3 million, which is expected to be recognized over the weighted average period of 3.0 years. Total compensation cost of PSUs granted but not yet vested, as of June 30, 2015, was $0.6 million, which is expected to be recognized over the weighted average period of 3.0 years, should the underlying performance conditions be deemed probable of achievement.

9.              Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount
Debt	Interest Rates June 30, 2015	Maturities	June 30, 2015	December 31, 2014
4.75% Convertible Senior Notes due 2015	4.75%	2015	$42,940	$85,640
0.375% Convertible Senior Notes due 2018	0.375%	2018	321,876	314,752
1.25% Convertible Senior Notes due 2020	1.25%	2020	295,149	288,726
			659,965	689,118
Less current portion			42,940	85,640
			$617,025	$603,478

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.75% Convertible Senior Notes due 2015	$42,940	$519,217	$85,640	$755,143
0.375% Convertible Senior Notes due 2018	321,876	766,875	314,752	560,156
1.25% Convertible Senior Notes due 2020	295,149	773,205	288,726	577,736
	$659,965	$2,059,297	$689,118	$1,893,035

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

On July 1, 2015, the 2018 Notes and 2020 Notes became convertible through at least September 30, 2015, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended June 30, 2015 as described in (1) above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes during this period in shares of our common stock and, therefore, the 2018 Notes and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet at June 30, 2015.

During 2015, certain holders of the 2015 Notes converted a total of $47.1 million in aggregate principal amount of the 2015 Notes for the shares of our common stock into which the 2015 Notes were convertible, aggregating 5.4 million shares.

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

11.       Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands except per share data)	2015	2014	2015	2014
Basic Net Income (Loss) Per Share
Net income (loss)	$9,294	$(36,873)	$(9,063)	$(70,830)
Weighted average common shares outstanding	178,676	167,914	175,373	166,636

Basic net income (loss) per share	$0.05	$(0.22)	$(0.05)	$(0.43)

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$9,294	$(36,873)	$(9,063)	$(70,830)

Weighted average common shares outstanding	178,676	167,914	175,373	166,636
Dilutive stock options and RSU’s	7,817	—	—	—

Weighted average shares used to compute diluted net income (loss) per share	186,493	167,914	175,373	166,636

Diluted net income (loss) per share	$0.05	$(0.22)	$(0.05)	$(0.43)

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock options and awards	137,012	17,684,266	13,255,051	17,684,266
Common shares issuable upon conversion of the 2015 Notes	4,990,916	10,441,728	4,990,916	10,441,728
Common shares issuable upon conversion of the 2018 Notes	7,245,263	7,245,263	7,245,263	7,245,263
Common shares issuable upon conversion of the 2020 Notes	7,245,263	7,245,263	7,245,263	7,245,263
Total potential common shares excluded from diluted net income (loss) per share computation	19,618,454	42,616,520	32,736,493	42,616,520

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2015 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014 previously filed with the SEC.

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

Elevated CRP has negative prognostic significance in many tumor types, and we believe that JAK inhibition may represent a new treatment approach for other solid tumors. To test this hypothesis, we have initiated three blinded proof-of-concept Phase II trials evaluating ruxolitinib in non-small cell lung cancer (NSCLC), breast cancer and colorectal cancer. The primary endpoint for each trial will be overall survival.

We have a second oral JAK1 and JAK2 inhibitor, baricitinib, which is subject to a collaboration agreement with Eli Lilly and Company in which Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases. We could receive tiered, double-digit royalty payments on future global sales of products subject to the agreement with rates ranging up to 20 percent if the products are successfully commercialized. This collaboration also contains an option for us to co-develop compounds for any inflammatory and autoimmune disease, whereby we fund 30 percent of development costs from Phase IIb through regulatory approval for that indication in exchange for tiered royalties ranging up to the high twenties on potential future sales. We exercised our co-development option for the development of baricitinib in rheumatoid arthritis in 2010. The Phase III program of baricitinib in patients with rheumatoid arthritis is ongoing, and in December 2014, we announced with Lilly that the first of the Phase III trials met the primary endpoint. In February 2015, we announced with Lilly that the second of the Phase III trials also met the primary endpoint. Baricitinib has also completed Phase II trials for patients with moderate-to-severe psoriasis and patients with diabetic nephropathy. We have decided not to exercise our co-development option for psoriasis, and the timeframe for exercising our co-development option for diabetic nephropathy has not yet occurred.

We have a portfolio of wholly-owned JAK1 inhibitors. Our lead JAK1 inhibitor, INCB39110, has completed proof-of-concept studies in patients with psoriasis, rheumatoid arthritis and myelofibrosis. While the results of the psoriasis and rheumatoid arthritis studies were positive, for strategic reasons, we are pursuing oncologic indications with INCB39110. We believe that selective JAK1 inhibition has the potential to minimize the myelosuppression associated with JAK2 inhibition, thus potentially enabling the combination of JAK1 selective inhibitors with myelosuppressive chemotherapy. The clinical program to evaluate INCB39110 in solid tumors includes an ongoing open-label safety study in combination with gemcitabine and nab-paclitaxel. We have completed the Phase I dose-escalation portion of the trial, and additional first-line pancreatic cancer patients are being recruited into the dose-expansion cohort. INCB39110 is also being studied in a blinded proof-of-concept Phase II trial in NSCLC, in combination with erlotinib, with overall survival as the primary endpoint. The Phase II trial of INCB39110 in combination with docetaxel in patients with NSCLC has been stopped in the second quarter of 2015 because of slow rates of recruitment. We have another JAK1 inhibitor, INCB52793, which is in a Phase I/II trial in advanced malignancies.

We have an oral IDO1 inhibitor, epacadostat (previously INCB24360) which belongs to a new class of agents known as immuno-oncology agents. IDO1 is an enzyme whose increased levels in multiple solid tumor types are associated with decreased survival. IDO1 inhibition shifts the immune system from an immunosuppressive state to an activated state, allowing the body to mount a more effective anti-tumor immune response. While preclinical data suggest that IDO1 inhibition can provide anti-tumor effects as monotherapy, based on the significant synergy exhibited in combination with checkpoint inhibitors as well as emerging clinical data, we believe that the optimal development strategy for our IDO1 inhibitor is in combination with other immuno-oncology therapies. During 2014 we signed clinical trial agreements with Merck, Roche / Genentech, AstraZeneca / MedImmune and Bristol-Myers Squibb to evaluate epacadostat with their respective PD-1 and PD-L1 agents in Phase I/II trials, and all four of these trials are now in progress. The tumor types under investigation under these agreements include non-small cell lung cancer, metastatic melanoma, head and neck cancer, colorectal cancer, ovarian cancer, diffuse large B-cell lymphoma and pancreatic cancer. Epacadostat is also in a proof-of-concept trial in combination with Bristol-Myers Squibb’s CTLA-4 inhibitor, Yervoy (ipilimumab), in patients with metastatic melanoma.

We have two PI3K-delta inhibitors in clinical development, INCB40093 and INCB50465. The PI3K-delta pathway mediates oncogenic signaling in B cell malignancies. INCB40093 is being studied as both monotherapy and in combination with our JAK1 inhibitor, INCB39110, in patients with B-lymphoid malignancies, including classical Hodgkin lymphoma. An open-label, dose-escalation study of INCB50465 in subjects with previously treated B-cell malignancies has also been initiated.

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

We have recently added two new compounds to our clinical development portfolio. INCB54828 is a selective inhibitor of the FGFR1, FGFR2 and FGFR3 kinases that has demonstrated potency and selectivity in preclinical studies across multiple solid tumor types. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in several solid and liquid tumor types. INCB54329 is a bromodomain (BRD) inhibitor. BRDs are a family of proteins which play important roles in mediating gene transcription, most notably by facilitating the expression of oncogenes such as MYC, one of the most frequently dysregulated genes in all of human cancer. INCB54329 has shown broad single agent activity in preclinical models of leukemia, lymphoma, multiple myeloma and in some solid tumor settings; INCB54329 can synergize with inhibitors of JAK/STAT signaling, PI3K/AKT signaling and PIM signaling.  Clinical trials of both INCB54828 and INCB54329 are now underway.

We have a number of programs in preclinical development, and we intend to continue our investment in drug discovery to expand our pipeline.

Our current pipeline includes the following compounds:

Target/Drug Compound	Indication	Collaborator (1)	Status
ONCOLOGY
JAK1 and JAK2
JAKAFI	Myelofibrosis(2)	Novartis	FDA Approved—Marketed
JAKAFI	Polycythemia Vera(3)	Novartis	FDA Approved—Marketed
ruxolitinib	Pancreatic Cancer	Novartis (opt-in option)	Phase III
ruxolitinib	Breast Cancer	Novartis (opt-in option)	Phase II
ruxolitinib	Non-Small Cell Lung Cancer	Novartis (opt-in option)	Phase II
ruxolitinib	Colorectal Cancer	Novartis (opt-in option)	Phase II
JAK1
INCB39110	Pancreatic Cancer	None	Phase II
INCB39110	Non-Small Cell Lung Cancer	None	Phase II
INCB52793	Advanced malignancies	None	Phase I/II
PI3K-delta
INCB40093	B-lymphoid Malignancies	None	Phase I/II
INCB50465	B-lymphoid Malignancies	None	Phase I/II
JAK1+PI3K-delta
INCB39110+INCB40093	B-lymphoid Malignancies	None	Phase I/II
IDO1
epacadostat	Metastatic Melanoma	None	Phase II
epacadostat	Non-Small Cell Lung Cancer	Merck	Phase I/II
epacadostat	Non-Small Cell Lung Cancer	Roche / Genentech	Phase I/II
epacadostat	Multiple tumor types	AstraZeneca / MedImmune	Phase I/II
epacadostat	Multiple tumor types	Bristol-Myers Squibb	Phase I/II
c-MET
capmatinib	Solid Tumors	Novartis	Phase I/II
capmatinib	Hepatocellular Carcinoma	Novartis	Phase II
capmatinib	Non-Small Cell Lung Cancer	Novartis	Phase II
FGFR
INCB54828	Solid Tumors	None	Phase I/II
BRD
INCB54329	Hematology / Oncology	None	Phase I/II

INFLAMMATION
JAK1 and JAK2
baricitinib	Rheumatoid Arthritis	Lilly	Phase III
baricitinib	Psoriasis	Lilly	Phase IIb
baricitinib	Diabetic Nephropathy	Lilly	Phase II

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

•                  Merck & Co. - In 2014, we entered into a clinical trial agreement with Merck to evaluate epacadostat with their anti-PD-1immunotherapy, Keytruda (pembrolizumab), for the treatment of previously treated metastatic and recurrent non-small cell lung cancer and other advanced or metastatic cancers. The trial is in progress and is currently in Phase I/II.

•                  Roche / Genentech - In 2014, we entered into a clinical trial agreement with Roche / Genentech to evaluate epacadostat with their anti-PD-L1 immunotherapy, ateolizumab (MPDL3280A), for the treatment of non-small cell lung cancer. The trial is in progress and is currently in Phase I/II.

•                  AstraZeneca / MedImmune - In 2014, we entered into a clinical trial agreement with AstraZeneca / MedImmune to evaluate epacadostat with their anti-PD-L1 immunotherapy, MEDI4736, for the treatment of multiple solid tumors, including non-small cell lung cancer, metastatic melanoma, squamous cell carcinoma of the head and neck and pancreatic cancer.  The trial is in progress and is currently in Phase I/II.

•                  Bristol-Myers Squibb - In 2014, we entered into a clinical trial agreement with Bristol-Myers Squibb to evaluate epacadostat with their anti-PD-1 immunotherapy, Opdivo (nivolumab), for the treatment of tumors which could potentially include non-small cell lung cancer, melanoma, squamous cell carcinoma of the head and neck, colorectal and ovarian cancer, and diffuse large B-cell lymphoma.  The trial is in progress and is currently in Phase I/II.

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

Chargebacks:  Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy, or an intermediary distributor. Contracted customers, which currently consist primarily of Public Health Service institutions, non-

profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty pharmacy or distributor, in turn, charges back to us the difference between the price initially paid by the specialty pharmacy or distributor and the discounted price paid to the specialty pharmacy or distributor by the customer. The accrual for chargebacks is based on the estimated contractual discounts on the inventory levels on hand in our distribution channel. If actual future chargebacks vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of June 30, 2015, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three and six months ended June 30, 2015 and 2014, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values on the dates of grant.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $17.6 million and $35.2 million of stock compensation expense for the three and six months ended June 30, 2015, respectively. We recorded $15.5 million and $30.8 million of stock compensation expense for the three and six months ended June 30, 2014, respectively.

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

We carry our long term investment in Agenus at fair value on the condensed consolidated balance sheets.  Fair value of the long term investment is based on the quoted market price of Agenus as of the balance sheet date.   All changes in fair value are reported in our condensed consolidated statements of operations as an unrealized gain (loss) on long term investment.

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for the next 15 to 18 months will reflect a lower average per unit cost of materials.

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

On a quarterly basis, we perform an assessment in order to determine whether the 2018 Notes or 2020 Notes have become convertible at the option of the holder, based on meeting any of the conversion criteria described above. Should either the 2018 Notes or the 2020 Notes become convertible, we then assess our intent and ability to settle the 2018 Notes or the 2020 Notes in cash, shares of common stock, or a combination of cash and shares of common stock, in order to determine the appropriate classification of the 2018 Notes and the 2020 Notes at the balance sheet date. On July 1, 2015, the 2018 Notes and 2020 Notes became convertible through at least September 30, 2015, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended June 30, 2015 as described above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes in common shares and, therefore, the 2018 and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet as of June 30, 2015.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, “Presentation of Financial Statements—Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

Early application is permitted. We do not believe the pending adoption of ASU No. 2014-15 will have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides a five step approach to be applied to all contracts with customers. ASU No. 2014-09 also requires expanded disclosures about revenue recognition. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein.  Early adoption is permitted for reporting periods beginning after December 15, 2016. We are currently analyzing the impact of ASU No. 2014-09 on our results of operations and, at this time, we are unable to determine the impact on the new standard, if any, on our condensed consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis,” which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  The amendments place more emphasis in the consolidation evaluation on variable interests other than fee arrangements such as principal investment risk (including debt or equity interests), guarantees of the value of the assets or liabilities of the variable interest entity (VIE), written put options on the assets of the VIE, or similar obligations. Additionally, the amendments reduce the extent to which related party arrangements cause an entity to be considered a primary beneficiary. This guidance is to be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The amendments are effective for fiscal years beginning after December 15, 2015, and interim periods therein. We are currently analyzing the impact of ASU No. 2015-03, if any, on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update.  This guidance is to be applied retrospectively and is effective for fiscal years beginning after December 15, 2015 and interim periods therein.  Early adoption is permitted. We are currently analyzing the impact of ASU No. 2015-03 on our condensed consolidated financial statements.

Results of Operations

We recorded net income of $9.3 million and basic and diluted net income per share of $0.05 for the three months ended June 30, 2015, as compared to a net loss of $36.9 million and basic and diluted net loss per share of $0.22 in the corresponding period in 2014. We recorded a net loss of $9.1 million and basic and diluted net loss per share of $0.05 for the six months ended June 30, 2015, as compared to a net loss of $70.8 million and basic and diluted net loss per share of $0.43 in the corresponding period in 2014.

Revenues.

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Product revenues, net	$142.4	$84.0	$257.7	$153.7
Product royalty revenues	17.4	12.3	33.0	22.2
Contract revenues	3.2	3.2	31.4	13.4
Other revenues	—	0.1	0.2	0.1
Total revenues	$163.0	$99.6	$322.3	$189.4

Our product revenues, net from JAKAFI for the three and six months ended June 30, 2015, were $142.4 million and $257.7 million, respectively. Our product revenues, net from JAKAFI for the three and six months ended June 30, 2014, were $84.0 million and $153.7 million, respectively. The increase in product revenues for the six months ended June 30, 2015 as compared to the corresponding period in 2014 was comprised of a volume increase of $80.8 million and a price increase of $23.2 million.  Product revenues from the sale of JAKAFI are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the six months ended June 30, 2015:

Six Months Ended June 30, 2015	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2015	$2,057	$7,906	$119	$399	$10,481
Allowances for current period sales	7,755	24,322	1,036	741	33,854
Allowances for prior period sales	(156)	(358)	—	—	(514)
Credits/payments for current period sales	(5,644)	(14,624)	(928)	(348)	(21,544)
Credits/payments for prior period sales	(1,694)	(5,109)	(61)	(72)	(6,936)
Balance at June 30, 2015	$2,318	$12,137	$166	$720	$15,341

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

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the three and six months ended June 30, 2015, were $17.4 million and $33.0 million, respectively. Our net product royalty revenues for the three and six months ended June 30, 2014, were $12.3 million and $22.2 million, respectively.

Our contract revenues were $3.2 million and $31.4 million for the three and six months ended June 30, 2015, respectively. Our contract revenues were $3.2 million and $13.4 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2015 and 2014, contract revenues were derived from the straight line recognition of revenue associated with the Lilly upfront fees over the estimated performance period as well as milestone payments from Novartis earned during the periods. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010.  During the six months ended June 30, 2015, under the Novartis agreement, we recognized a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea. During the six months ended June 30, 2014, under the Novartis agreement, we recognized a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer.

Cost of Product Revenues.

We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At June 30, 2015, inventory with $1.8 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre- commercialization inventory over the next 15 to 18 months; however, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future JAKAFI sales, and the ability to utilize inventory prior to its expiration date. As a result, cost of product revenues for the next 15 to 18 months will reflect a lower average per unit cost of materials. Commencing in October 2014, we became obligated to pay tiered, low single digit royalties to Novartis on all sales of JAKAFI in the United States, which is included in cost of product revenues.

Cost of product revenues was $6.3 million and $9.2 million for the three and six months ended June 30, 2015, respectively. Cost of product revenues was $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively. The increase in cost of product revenues for the three and six months ended June 30, 2015 as compared to the same periods in 2014 is due to increased JAKAFI sales and our obligation that commenced in October 2014 to pay royalties to Novartis on all JAKAFI sales in the United States. We expect future cost of product revenues to range in the mid-single digits as a percentage of net product sales subsequent to the utilization of all of the remaining pre-launch inventory.

Operating Expenses.

Research and development expenses.

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Salary and benefits related	$25.4	$21.0	$51.6	$42.2
Stock compensation	10.2	8.5	20.4	16.8
Clinical research and outside services	66.5	46.9	138.3	85.4
Occupancy and all other costs	10.3	8.3	20.5	15.9

Total research and development expenses	$112.4	$84.7	$230.8	$160.3

We currently account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and six months ended June 30, 2014 to the three and six months ended June 30, 2015 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from the three and six months ended June 30, 2014 to the three and six months ended June 30, 2015 was primarily the result of increased development costs to advance our clinical pipeline and the $20.2 million charge related to the upfront payment made to Agenus pursuant to our license, development and commercialization agreement, as well as an additional $5.6 million of research and development costs incurred under the arrangement through June 30, 2015.  Research and development expenses for the three and six months ended June 30, 2015 and 2014 were net of $1.2 million, $2.4 million, $1.3 million and $2.4 million, respectively, of costs reimbursed by our collaborative partners. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $10.3 million and $21.9 million for the three and six months ended June 30, 2015, respectively. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $12.7 million and $26.7 million for the three and six months ended June 30, 2014, respectively. We expect our share of the global development costs for baricitinib for the treatment of rheumatoid arthritis to decline upon submission of the NDA filing by Lilly in late 2015 or early 2016. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

Selling, general and administrative expenses.

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Salary and benefits related	$16.1	$12.0	$30.3	$24.7
Stock compensation	7.4	7.0	14.7	14.0
Other contract services and outside costs	28.2	21.9	51.5	39.2

Total selling, general and administrative expenses	$51.7	$40.9	$96.5	$77.9

Salary and benefits related expense increased from the three and six months ended June 30, 2014 to the three and six months ended June 30, 2015 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis and for the commercial launch in uncontrolled polycythemia vera which occurred in December 2014. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high-risk myelofibrosis and uncontrolled polycythemia vera.

Other income (expense).

Interest and other income, net. Interest and other income, net, for the three and six months ended June 30, 2015 was $1.1 million and $2.8 million, respectively. Interest and other income, net, for the three and six months ended June 30, 2014 was $0.8 million and $1.5 million, respectively.

Interest Expense.  Interest expense for the three and six months ended June 30, 2015 was $11.5 million and $24.2 million, respectively as compared to $11.4 million and $22.8 million, respectively, for the same periods in 2014. Included in interest expense for the three and six months ended June 30, 2015, were $8.5 million and $17.8 million, respectively, of non-cash charges to amortize the discounts on our 4.75% convertible senior notes due 2015 (the 2015 Notes), the 2018 Notes and the 2020 Notes as compared to $8.9 million and $17.7 million, respectively, for the same periods in 2014.

Unrealized gain on long term investment. The unrealized gain on our long term investment in Agenus for the three and six months ended June 30, 2015 was $27.2 million, based on the change in fair value of Agenus’ common stock during the period.

Debt exchange expense on senior note conversions.  Debt exchange expense on senior note conversions for the three and six months ended June 30, 2014 was $0.0 million and $0.3 million, respectively, and was related to the exchange of $4.9 million in aggregate principal amount of our 2015 Notes for the underlying shares of common stock and cash.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through June 30, 2015. Because of those losses, we had an accumulated deficit of $1.8 billion as of June 30, 2015. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At June 30, 2015, we had available cash, cash equivalents and marketable securities of $627.5 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government agency and non-agency mortgage-backed securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities was $8.8 million for the six months ended June 30, 2015, compared to $46.3 million used in operating activities for the six months ended June 30, 2014.  The $55.1 million increase in cash provided by operating activities was due primarily to our lower net loss during the 2015 period.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used in investing activities was $85.3 million for the six months ended June 30, 2015, which represented purchases of marketable securities of $80.2 million, capital expenditures of $5.7 million, and our long term investment in Agenus of $39.8 million offset in part by maturities of marketable securities of $40.5 million.  Net cash used in investing activities was $76.2 million for the six months ended June 30, 2014, which represented purchases of marketable securities of $65.1 million and capital expenditures of $11.4 million offset in part by maturities of marketable securities of $0.2 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $63.8 million and $57.3 million for the six months ended June 30, 2015 and 2014, respectively, primarily representing proceeds from the issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of June 30, 2015 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less Than 1 Year	Years 2 - 3	Years 4 - 5	Over 5 Years
Contractual Obligations:
Principal on convertible senior debt	$793.8	$43.8	$—	$375.0	$375.0
Interest on convertible senior debt	30.5	6.6	12.2	9.9	1.8
Non-cancelable lease obligations	91.5	7.1	13.3	13.1	58.0
Total contractual obligations	$915.8	$57.5	$25.5	$398.0	$434.8

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up front fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; costs for future facility requirements; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis and Lilly; the extent to which commercialization of JAKAFI is successful; expenditures in connection with potential exchanges of our outstanding convertible senior notes; and expenditures in connection with strategic relationships and license agreements, including our agreement with Agenus, strategic equity investments or potential acquisitions. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government agency and non-agency mortgage-backed securities and corporate debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of June 30, 2015, marketable securities were $187.8 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2015, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the six months ended June 30, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We had net losses from inception in 1991 through 1996 and in 1999 through June 30, 2015. Because of those losses, we had an accumulated deficit of $1.8 billion as of June 30, 2015. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2015 and in future periods as well.

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

•                  costs for future facility requirements;

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

As of June 30, 2015, the aggregate principal amount of our total consolidated debt was $793.8 million and our stockholders’ equity was $55.2 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of June 30, 2015, $43.8 million aggregate principal amount of our 4.75% convertible senior notes due 2015 was outstanding and due in October 2015. The remaining interest payments for our 4.75% convertible senior notes through 2015, assuming that none of these notes are converted, repurchased or exchanged, will total $0.5 million. As of June 30, 2015, $375.0 million aggregate principal amount of our 0.375% convertible senior notes due 2018 was outstanding and due in November 2018. Annual interest payments for our 0.375% convertible senior notes through 2018, assuming that none of these notes are converted, repurchased or exchanged, are $1.4 million. As of June 30, 2015, $375.0 million aggregate principal amount of our 1.25% convertible senior notes due 2020 was outstanding and due in November 2020. Annual interest payments for our 1.25% convertible senior notes through 2020, assuming that none of these notes are converted, repurchased or exchanged, are $4.7 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our convertible senior notes, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived substantially all of our revenues for the six months ended June 30, 2015 and the year ended December 31, 2014 from JAKAFI product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

RISKS RELATING TO INFORMATION TECHNOLOGY

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on critical, complex, and interdependent information technology (IT) systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our IT systems make us potentially vulnerable to IT system breakdowns, malicious intrusion, and computer viruses, which may result in the impairment of our ability to operate our business effectively.

In addition, our systems are potentially vulnerable to data security breaches - whether by employees or others - which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, business partners and others.

Any such disruption or security breach could result in legal proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruptions to our operations and collaborations, and damage to our reputation, which could harm our business and results of operations.

Increasing use of social media could give rise to liability, breaches of data security, or reputational damage.

We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill.

Item 5. Other Information.

On July 31, 2015, our Board of Directors amended and restated our bylaws (as so amended and restated, the “Bylaws”).  The amendments generally update the Bylaws to reflect changes in law and practice, including the ability of Delaware corporations to set two record dates for meetings (for notice of the meeting and for the right to vote) and to hold stockholder meetings electronically, and the use of “householding” and electronic transmission for delivery of proxy materials, including the posting of proxy materials on an electronic network with separate notice of such posting.  Provisions consistent with Delaware law concerning the role of inspectors of election, adjournment and quorum requirements were added, and the provisions concerning the duties of officers were substantially abbreviated.  In addition, a provision was added addressing the organization of stockholder meetings, and the indemnification of employees and agents was made optional, rather than mandatory.

Furthermore, the Bylaws consolidate into a single provision the notice and information requirements for stockholders to nominate a candidate for election as a director or to propose other business at a stockholder meeting, and require (i) additional disclosure concerning any person that may have any financial interest in a director nominee or the proposed business, (ii) a description of the material terms of any hedging, derivative or other transactions linked to our stock entered into by a disclosing person, and (iii) all information in a stockholders’ notice of a director nomination or proposed business to be updated no later than 10 days after the record date for the determination of stockholders entitled to vote at the applicable stockholder meeting.  The Bylaws also include a provision permitting stockholders to nominate candidates after the deadline if the board size is increased.

Finally, a provision was added permitting the ministerial review of written consents delivered by stockholders.

The foregoing description of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the text of the Bylaws, which is filed as Exhibit 3.1 to this Quarterly Report and incorporated by reference herein.

Item 6.         Exhibits

Exhibit Number	Description of Document

3.1	Bylaws of Incyte Corporation, as amended and restated as of July 31, 2015

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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

INCYTE CORPORATION

Dated: August 4, 2015	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2015	By:	/s/ DAVID W. GRYSKA
David W. Gryska
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Bylaws of Incyte Corporation, as amended and restated as of July 31, 2015

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

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