Form 10-Q
period 2015-09-30
INCYTE CORP
filed 2015-11-03
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 186,001,815 as of October 23, 2015.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	September 30,	December 31,
	2015	2014*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$445,801	$452,297
Marketable securities—available-for-sale	189,244	147,966
Restricted cash and investments	517	500
Accounts receivable	86,966	57,933
Inventory	2,428	358
Deferred income taxes	9,712	19,641
Prepaid expenses and other current assets	23,246	20,519
Total current assets	757,914	699,214

Restricted cash and investments	18,111	14,000
Long term investment	35,714	—
Inventory	17,838	19,078
Property and equipment, net	83,186	81,790
Other assets, net	19,169	15,987
Total assets	$931,932	$830,069

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$27,366	$24,462
Accrued compensation	30,070	34,422
Interest payable	3,316	1,841
Accrued and other current liabilities	82,209	62,270
Deferred revenue—collaborative agreements	12,857	12,880
Convertible senior notes	5	85,640
Total current liabilities	155,823	221,515

Convertible senior notes	623,928	603,478
Other liabilities	50,863	54,552
Deferred income taxes	9,712	19,641
Deferred revenue—collaborative agreements	2,869	12,511
Total liabilities	843,195	911,697

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 185,956,247 and 170,876,619 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	186	171
Additional paid-in capital	1,922,989	1,701,904
Accumulated other comprehensive (loss) income	(275)	1,815
Accumulated deficit	(1,834,163)	(1,785,518)
Total stockholders’ equity (deficit)	88,737	(81,628)
Total liabilities and stockholders’ equity (deficit)	$931,932	$830,069

*   The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited,  in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Product revenues, net	$161,259	$97,837	$418,994	$251,513
Product royalty revenues	18,138	12,093	51,175	34,259
Contract revenues	8,214	88,214	39,643	101,643
Other revenues	—	3	58	107

Total revenues	187,611	198,147	509,870	387,522

Costs and expenses:
Cost of product revenues	8,040	221	17,268	576
Research and development	132,073	88,537	362,882	248,806
Selling, general and administrative	47,599	39,446	144,147	117,320

Total costs and expenses	187,712	128,204	524,297	366,702

Income (loss) from operations	(101)	69,943	(14,427)	20,820
Interest and other income, net	3,026	885	5,800	2,410
Interest expense	(11,209)	(11,463)	(35,390)	(34,312)
Unrealized loss on long term investment	(31,289)	—	(4,115)	—
Debt exchange expense on senior note conversions	—	—	—	(265)

Income (loss) before provision for income taxes	(39,573)	59,365	(48,132)	(11,347)

Provision for income taxes	9	72	513	191

Net income (loss)	$(39,582)	$59,293	$(48,645)	$(11,538)

Net income (loss) per share:
Basic	$(0.22)	$0.35	$(0.27)	$(0.07)
Diluted	$(0.22)	$0.33	$(0.27)	$(0.07)

Shares used in computing net income (loss) per share:
Basic	181,387	168,592	177,378	167,288
Diluted	181,387	189,046	177,378	167,288

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(39,582)	$59,293	$(48,645)	$(11,538)

Other comprehensive (loss) income:
Unrealized gains (loss) on restricted investments and marketable securities, net of tax	(394)	(166)	(260)	(79)
Reclassification adjustment for realized gains on marketable securities	(1,830)	—	(1,830)	—
Other comprehensive (loss) income	(2,224)	(166)	(2,090)	(79)

Comprehensive income (loss)	$(41,806)	$59,127	$(50,735)	$(11,617)

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(48,645)	$(11,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of debt discounts	34,279	29,192
Stock-based compensation	52,775	46,253
Debt exchange expense on senior note conversions	—	265
Realized gain on marketable securities	(1,830)	—
Unrealized loss on long term investment	4,115	—
Excess tax benefit from stock based compensation	(2,094)	(74)
Changes in operating assets and liabilities:
Accounts receivable	(29,033)	(74,225)
Prepaid expenses and other assets	(1,918)	(9,703)
Inventory	(830)	(2,588)
Accounts payable	2,904	7,503
Accrued and other liabilities	16,469	6,102
Deferred revenue—collaborative agreements	(9,665)	(9,651)
Net cash provided by (used in) operating activities	16,527	(18,464)
Cash flows from investing activities:
Long term investments	(39,829)	—
Capital expenditures	(19,107)	(22,021)
Purchases of marketable securities	(94,376)	(113,281)
Sale and maturities of marketable securities	52,831	381
Net cash used in investing activities	(100,481)	(134,921)
Cash flows from financing activities:
Restricted investments, net	(128)	—
Proceeds from issuance of common stock under stock plans	76,871	64,151
Direct financing arrangements repayments	(1,379)	—
Excess tax provision from stock based compensation	2,094	74
Cash paid in connection with exchange of 4.75% convertible senior notes due 2015	—	(265)
Net cash provided by financing activities	77,458	63,960
Net decrease in cash and cash equivalents	(6,496)	(89,425)
Cash and cash equivalents at beginning of period	452,297	471,429
Cash and cash equivalents at end of period	$445,801	$382,004

Supplemental Schedule of Cash Flow Information
Interest paid	$7,698	$5,245
Incomes taxes paid	$86	$167
Reclassification to additional paid in capital in connection with conversions or exchanges of 4.75% convertible senior notes due 2015	$88,962	$4,656
Purchase of property and equipment financed by direct financing lease	$—	$26,815

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of September 30, 2015 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three and nine months ended September 30, 2015 and 2014, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2014 has been derived from audited financial statements.

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

Foreign Currency Translation. Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity's most predominant cash flows. The results of operations for any non-U.S. dollar functional currency entities are translated from functional currencies into U.S. dollars using the average currency rate during each month, which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of our foreign entities that use their local currency as the functional currency into the U.S. dollars are reflected as a component of other comprehensive income (loss). Transaction gains and losses are recorded in interest and other income, net in the condensed consolidated statements of operations. To date, both the translation gains or losses in other comprehensive income and the transaction gains or losses in interest and other income, net have been immaterial.

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

Accounts Receivable.  As of September 30, 2015 and December 31, 2014, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

Inventory.    Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the U.S. Food and Drug Administration (“FDA”) approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for the next 12 to 15 months will reflect a lower average per unit cost of materials.

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

Variable Interest Entities. We perform an initial and on-going evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of September 30, 2015, there were no entities in which we held a variable interest which we determined to be VIEs.

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

Net Income (Loss) Per Share.    Our basic and diluted income (losses) per share are calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during all periods presented. Options to purchase stock and shares issuable upon the conversion of convertible debt are included in diluted net income (loss) per share calculations, unless the effects are anti-dilutive.

Accumulated Other Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) consists of realized and unrealized gains or losses on marketable securities and restricted cash and investments.

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of September 30, 2015, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three and nine months ended September 30, 2015 and 2014, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Under our clinical trial collaboration agreements we may be reimbursed for certain development costs incurred. Such costs are recorded as a reduction of research and development expense in the period in which the related expense is incurred.

Stock Compensation.    Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $17.6 million and $52.8 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2015, respectively. We recorded $15.5 million and $46.3 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

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

At September 30, 2015, our marketable securities consist of investments in U.S. government agencies and corporate debt securities that are classified as available-for-sale. During the three months ended September 30, 2015, we sold our portfolio of mortgage-backed securities for a realized gain of $1.8 million which is recorded in interest and other income, net on the condensed consolidated statements of operations.

At September 30, 2015 our Level 2 corporate debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. At December 31, 2014, our Level 2 corporate debt securities and mortgage-backed securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2015
Cash and cash equivalents	$445,801	$—	$—	$445,801
Corporate debt securities	—	189,244	—	189,244
Long term investment (Note 7)	35,714	—	—	35,714
Total assets	$481,515	$189,244	$—	$670,759

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Cash and cash equivalents	$452,297	$—	$—	$452,297
Corporate debt securities	—	144,402	—	144,402
Mortgage-backed securities	—	3,564	—	3,564
Total assets	$452,297	$147,966	$—	$600,263

The following is a summary of our marketable security portfolio as of September 30, 2015 and December 31, 2014, respectively.

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2015
Corporate debt securities	$189,519	$—	$(275)	$189,244

December 31, 2014
Corporate debt securities	$144,684	$—	$(282)	$144,402
Mortgage backed securities	1,461	2,103	—	3,564
	$146,145	$2,103	$(282)	$147,966

Our corporate debt securities generally have contractual maturity dates of between 12 to 18 months. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity at December 31, 2014.

4.     Concentration of Credit Risk

In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total		Percentage of Total
	Contract Revenues for the		Contract Revenues for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration Partner A	61%	96%	76%	91%
Collaboration Partner B	39%	4%	24%	9%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 27% and 26% of the accounts receivable balance as of September 30, 2015 and December 31, 2014, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of specialty pharmacies. Our product revenues are concentrated in a number of specialty pharmacy customers. The concentration of credit risk related to our specialty pharmacy customers is as follows:

	Percentage of Total Net		Percentage of Total Net
	Product Revenues for the		Product Revenues for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Customer A	29%	29%	28%	29%
Customer B	18%	23%	19%	22%
Customer C	13%	10%	13%	10%
Customer D	9%	8%	9%	10%

We are exposed to risks associated with extending credit to specialty pharmacy customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 51% and 54% of the accounts receivable balance as of September 30, 2015 and December 31, 2014, respectively.

5.     Inventory

Our inventory balance consists of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)

Raw materials	$283	$591
Work-in-process	17,555	18,487
Finished goods	2,428	358
	20,266	19,436
Inventories-current	2,428	358
Inventories-non-current	$17,838	$19,078

Inventories, stated at the lower of cost or market, consist of raw materials, work in process and finished goods. At September 30, 2015, $2.4 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At September 30, 2015, $17.8 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain a number of inventory components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral violation of the contractual terms under which we are supplied components by a single source supplier could adversely affect our total revenues and gross margins.

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

6.    Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Office equipment	$6,288	$6,090
Laboratory equipment	29,334	26,800
Computer equipment	21,719	18,648
Building and leasehold improvements	67,905	64,926
	125,246	116,464
Less accumulated depreciation and amortization	(42,060)	(34,674)
	$83,186	$81,790

In 2013, we entered into a lease agreement for a new corporate headquarters, which consists of approximately 190,000 square feet of laboratory and office space located in Wilmington, Delaware. The term of this lease is 15 years from the date of commencement. The construction of the facility was completed and the lease commenced on October 1, 2014 with a monthly lease rate of $0.5 million for the first 10 years of the lease and with the monthly lease rate increasing annually during the last five years of the lease.

We are accounting for the lease as a direct financing arrangement whereby over the construction period, we recorded the value of the facility (consisting of the estimated fair value of the existing shell, plus construction costs incurred) as a capital asset, with a corresponding lease liability, net of build out costs paid for by us during the construction period. The lease liability will be amortized over the term of the lease using the effective interest method. In addition, we have posted a $15.0 million letter of credit for the facility lease for the benefit of the landlord, which is collateralized by a restricted investments account for the same amount. This amount was recorded as restricted cash and investments on the condensed consolidated balance sheets and will be reduced over a period of time during the duration of the lease. The letter of credit could be subject to accelerated reductions if we meet certain pre-defined financial targets. Restricted investments related to this direct financing lease on the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 were $14.1 million and $14.5 million, respectively.

On August 21, 2015, we entered into an Agreement of Sale with Augustine Land II, L.P. (the “Seller”) to purchase the leased land and office building for approximately $79.9 million. The Agreement of Sale contains customary representations and warranties regarding the property and closing of the acquisition is subject to certain standard closing conditions. Closing of the acquisition is expected to occur no later than April 1, 2016, unless the Seller elects to extend the closing date for up to 60 days. Pursuant to the terms of the Agreement of Sale, we initially made a $4.0 million deposit with a third party escrow agent and a $4.0 million deposit with the Seller. The escrow agent held the deposit until the building inspection process was completed, and the escrow agent released the $4.0 million to the Seller in October 2015 as an additional deposit. As of September 30, 2015, the purchase of the leased land and office building has not closed, and the closing is anticipated in the first quarter of 2016. The $4.0 million escrow deposit is recorded as long term restricted cash and investments and the deposit made to the Seller is recorded in long term other assets, net on the condensed consolidated balance sheets at September 30, 2015. The $8.0 million has also been reflected within capital expenditures on the condensed consolidated statements of cash flows for the nine months ended September 30, 2015.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. As of September 30, 2015, we have recognized in the aggregate $102.0 million for the achievement of development milestones and $160.0 million for the achievement of regulatory milestones.

During the nine months ended September 30, 2015, under this agreement, we recognized and received a $5.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib for a third indication and a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea. In 2014, we recognized and received a $60.0 million regulatory milestone related to reimbursement of JAKAVI (ruxolitinib) in Europe, a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer.  In 2013, we recognized and received a $25.0 million development milestone payment under this agreement based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib. In 2012, we recognized and received a $40.0 million regulatory milestone payment under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of JAKAVI. In 2011, we recognized and received a $15.0 million development milestone payment under this agreement for the achievement of a predefined milestone in the Phase I dose-escalation trial for capmatinib in patients with solid tumors and a $10.0 million regulatory milestone payment for the approval of JAKAFI in the United States. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe, we are obligated to pay to Novartis tiered royalties in the low single digits on future JAKAFI net sales within the United States. During the three and nine months ended September 30, 2015, such royalties payable to Novartis on net sales within the United States totaled $7.4 million and $15.5 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statement of operations.  Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is now responsible for all costs relating to the development and commercialization of capmatinib.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At September 30, 2015 and December 31, 2014, $0.3 million and $0.3 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three and nine months ended September 30, 2015 were net of $0.3 million and $1.3 million, respectively, of costs reimbursed by Novartis. Research and development expenses for the three and nine months ended September 30, 2014 were net of $0.5 million and $2.7 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $5.0 million and $30.0 million for the three and nine months ended September 30, 2015, respectively. Contract revenue under the Novartis agreement was $85.0 million and $92.0 million for the three and nine months ended September 30, 2014, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States was $18.1 million and $51.2 million for the three and nine months ended September 30, 2015, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States was $12.1 million and $34.3 million for the three and nine months ended September 30, 2014, respectively. At September 30, 2015 and December 31, 2014, $18.2 million and $14.8 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. As of September 30, 2015, we have recognized and received in the aggregate $99.0 million for the achievement of development milestones.

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

Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $6.4 million and $28.3 million for the three and nine months ended September 30, 2015, respectively. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $11.5 million and $38.3 million for the three and nine months ended September 30, 2014, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country- by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Contract revenue under the Lilly agreement was $3.2 million and $9.6 million, respectively, for each of the three and nine months ended September 30, 2015 and 2014.

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

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. We own approximately 9% of the outstanding shares of Agenus Inc. common stock and conclude that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and nine months ended September 30, 2015, we recorded an unrealized loss of $31.3 million and $4.1 million, respectively, based on the decrease in the market price of Agenus Inc.’s common stock at September 30, 2015 to $4.60 per share. For the three months ended June 30, 2015, Agenus Inc. reported total revenues of $6.4 million and a net loss of $40.4 million within their consolidated financial statements. For the six months ended June 30, 2015, Agenus Inc. reported total revenues of $10.3 million and a net loss of $59.2 million within their consolidated financial statements.

Research and development expenses for the three and nine months ended September 30, 2015, also included $3.8 million and $9.4 million, respectively, of development costs incurred pursuant to the Agenus arrangement. At September 30, 2015, a total of $7.0 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheet.

Hengrui

On September 1, 2015, we entered into a License and Collaboration Agreement with Jiangsu Hengrui Medicine Co., Ltd. (“Hengrui”). Under this agreement, Incyte received exclusive development and commercialization rights worldwide, with the exception of Mainland China, Hong Kong, Macau and Taiwan, to SHR-1210 (now INCSHR1210), an investigational PD-1 monoclonal antibody, and certain back-up compounds. INCSHR1210 is currently in clinical development.

Under the terms of this agreement, we paid Hengrui an upfront payment of $25 million during the three months ended September 30, 2015 which was recorded in research and development expense on the condensed consolidated statement of operations. Hengrui is also eligible to receive potential milestone payments of up to $770 million, consisting of $90 million for regulatory approval milestones, $530 million for commercial performance milestones, and $150 million for a clinical superiority milestone.  Also, Hengrui may be eligible to receive tiered royalties in the high-single digits to mid-double digits based on net sales in Incyte territories. Each company will be responsible for costs relating to the development and commercialization of the PD-1 monoclonal antibody in their respective territories.

8.     Stock compensation

We recorded $17.6 million and $52.8 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2015, respectively. We recorded $15.5 million and $46.3 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $10.0 million,  $30.4 million, $8.4 million, and $25.2 million for the three and nine months ended September 30, 2015 and 2014, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $7.6 million,  $22.4 million, $7.1 million, and $21.1 million for the three and nine months ended September 30, 2015 and 2014, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Average risk-free interest rates	1.22%	1.30%	1.35%	1.21%	0.64%	0.56%	0.64%	0.56%
Average expected life (in years)	4.44	4.50	5.04	4.54	0.50	0.50	0.50	0.50
Volatility	47%	51%	50%	51%	51%	48%	51%	48%
Weighted-average fair value (in dollars)	46.08	21.82	34.29	25.56	13.45	9.36	13.45	9.36

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

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to
		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2014	5,399,816	14,655,043	$21.96
Options granted	(1,864,485)	1,864,485	$78.40
Options exercised	—	(4,574,951)	$16.51
Options cancelled	318,876	(318,876)	$44.38
Balance at September 30, 2015	3,854,207	11,625,701	$32.55

RSU and PSU award activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2014	1,001,523	398,477	—
RSUs granted	(197,916)	197,916	$77.91
PSUs granted	—	—	—
RSUs cancelled	29,671	(29,671)	$62.29
PSUs cancelled	4,958	(4,958)	$64.55
Balance at September 30, 2015	838,236	561,764	—

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock. We granted a total of  197,916 RSUs during the nine months ended September 30, 2015 which will cliff vest in three years and will be recognized as stock compensation expense over this period.  Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of September 30, 2015, a total of 66,666 RSUs granted to Mr. Hoppenot vested and were released leaving 333,334 RSUs outstanding.

At September 30, 2015, we have only recognized stock compensation expense relating to performance conditions of the outstanding PSUs that are deemed probable of achievement at that date. For PSUs containing performance conditions which have not been deemed probable of achievement at September 30, 2015,  no stock compensation expense has been recognized for these awards. The actual number of shares of our common stock into which each PSU may convert are subject to a multiplier of up to 125% based on the level at which the performance conditions are achieved.

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, PSUs and RSUs.  Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of September 30, 2015, was $42.3 million, which is expected to be recognized over the weighted average period of 3.0 years. Total compensation cost of RSUs granted but not yet vested, as of September 30, 2015, was $26.6 million, which is expected to be recognized over the weighted average period of 3.0 years. Total compensation cost of PSUs granted but not yet vested, as of September 30, 2015, was $1.0 million, which is expected to be recognized over the weighted average period of 3.0 years, should the underlying performance conditions be deemed probable of achievement.

9.     Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		September 30,	December 31,
Debt	September 30, 2015	Maturities	2015	2014
4.75% Convertible Senior Notes due 2015	4.75%	2015	$5	$85,640
0.375% Convertible Senior Notes due 2018	0.375%	2018	325,506	314,752
1.25% Convertible Senior Notes due 2020	1.25%	2020	298,422	288,726
			623,933	689,118
Less current portion			5	85,640
			$623,928	$603,478

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
4.75% Convertible Senior Notes due 2015	$5	$57	$85,640	$755,143
0.375% Convertible Senior Notes due 2018	325,506	808,125	314,752	560,156
1.25% Convertible Senior Notes due 2020	298,422	813,982	288,726	577,736
	$623,933	$1,622,164	$689,118	$1,893,035

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

On October 1, 2015, the 2018 Notes and 2020 Notes became convertible through at least December 31, 2015, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended September 30, 2015 as described in (1) above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes during this period in shares of our common stock and, therefore, the 2018 Notes and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet at September 30, 2015.

During 2015, certain holders of the 2015 Notes converted a total of $90.8 million in aggregate principal amount of the 2015 Notes for the shares of our common stock into which the 2015 Notes were convertible, aggregating 10.4 million shares. The holders of the 2015 Notes included the Baker Entities, a related party affiliated with Julian C. Baker, one of our directors and principal stockholders.  The Baker Entities converted $43.3 million in aggregate principal amount of the 2015 Notes for 4.9 million shares.

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

11.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Basic Net Income (Loss) Per Share
Net income (loss)	$(39,582)	$59,293	$(48,645)	$(11,538)
Weighted average common shares outstanding	181,387	168,592	177,378	167,288

Basic net income (loss) per share	$(0.22)	$0.35	$(0.27)	$(0.07)
				0
Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$(39,582)	$62,167	$(48,645)	$(11,538)

Weighted average common shares outstanding	181,387	168,592	177,378	167,288
Dilutive stock options and RSU’s	—	10,038	—	—

Dilutive 2015 Notes	—	10,416	—	—

Weighted average shares used to compute diluted net income (loss) per share	181,387	189,046	177,378	167,288

Diluted net income (loss) per share	$(0.22)	$0.33	$(0.27)	$(0.07)

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock options and awards	12,520,799	2,275,884	12,520,799	17,328,082
Common shares issuable upon conversion of the 2015 Notes	632	—	632	10,415,861
Common shares issuable upon conversion of the 2018 Notes	7,245,263	7,245,263	7,245,263	7,245,263
Common shares issuable upon conversion of the 2020 Notes	7,245,225	7,245,263	7,245,225	7,245,263
Total potential common shares excluded from diluted net income (loss) per share computation	27,011,919	16,766,410	27,011,919	42,234,469

12.    Subsequent event

In October 2015, we earned a $15.0 million milestone from Novartis in connection with the approval of JAKAVI (ruxolitinib) in Japan for the treatment of patients with polycythemia vera.  We will record this amount as contract revenue in the three months ended December 31, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2015 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014 previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

•	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib);

•	our plans to conduct our European clinical development operations from our offices in Geneva, Switzerland;

•	conducting clinical trials internally, with collaborators, or with clinical research organizations;

•	our collaboration and strategic relationship strategy; anticipated benefits and disadvantages of entering into collaboration agreements;

•	our licensing, investment and commercialization strategies, including our plans to commercialize JAKAFI;

•	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;

•	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;

•	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;

•	our ability to manage expansion of our drug discovery and development operations;

•	future required expertise relating to clinical trials, manufacturing, sales and marketing;

•	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;

•	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;

•	plans to develop and commercialize products on our own;

•	plans to use third party manufacturers;

•	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues;

•	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;

•	our profitability; the adequacy of our capital resources to continue operations;

•	the need to raise additional capital;

•	the costs associated with resolving matters in litigation;

•	our expectations regarding competition;

•	our investments, including anticipated expenditures, losses and expenses;

•	our patent prosecution and maintenance efforts; and

•	our indebtedness, and debt service obligations.

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

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics to treat serious unmet medical needs, primarily in oncology. Our global headquarters are located in Wilmington, Delaware and we intend to conduct our European clinical development operations from our offices in Geneva, Switzerland. JAKAFI (ruxolitinib) is our first product to be approved for sale in the United States. It was approved by the U.S. Food and Drug Administration (FDA) in November 2011 for the treatment of patients with intermediate or high-risk myelofibrosis, and in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea. Myelofibrosis and polycythemia vera are both rare blood cancers.

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

In October 2015, we initiated a Phase II trial of ruxolitinib cream for the topical treatment of alopecia areata. Alopecia areata is an autoimmune skin disease resulting in the loss of hair on the scalp and elsewhere on the body. Alopecia areata occurs in males and females of all ages, but onset often occurs in childhood. We estimate that over 6.6 million people in the United States and 147 million worldwide have, had or will develop alopecia areata at some point in their lives.

We have a second oral JAK1 and JAK2 inhibitor, baricitinib, which is subject to a collaboration agreement with Eli Lilly and Company in which Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases. We could receive tiered, double-digit royalty payments on future global sales of products subject to the agreement with rates ranging up to 20 percent if the products are successfully commercialized. This collaboration also contains an option for us to co-develop compounds for any inflammatory and autoimmune disease, whereby we fund 30 percent of development costs from Phase IIb through regulatory approval for that indication in exchange for tiered royalties ranging up to the high twenties on potential future sales. We exercised our co-development option for the development of baricitinib in rheumatoid arthritis in 2010. The Phase III program of baricitinib in patients with rheumatoid arthritis includes four pivotal trials, and each has met its primary endpoint. Baricitinib has also completed Phase II trials for patients with moderate-to-severe psoriasis and patients with diabetic nephropathy. We have decided not to exercise our co-development option for psoriasis, and the timeframe for exercising our co-development option for diabetic nephropathy has not yet occurred.

We have a portfolio of wholly-owned JAK1 inhibitors. Our lead JAK1 inhibitor, INCB39110, has completed proof-of-concept studies in patients with psoriasis, rheumatoid arthritis and myelofibrosis. While the results of the psoriasis and rheumatoid arthritis studies were positive, for strategic reasons, we are pursuing oncologic indications with INCB39110. We believe that selective JAK1 inhibition has the potential to minimize the myelosuppression associated with JAK2 inhibition, thus potentially enabling the combination of JAK1 selective inhibitors with myelosuppressive chemotherapy. The clinical program to evaluate INCB39110 in solid tumors includes an ongoing open-label safety study in combination with gemcitabine and nab-paclitaxel. We have completed the Phase I dose-escalation portion of the trial, and additional first-line pancreatic cancer patients are being recruited into the dose-expansion cohort. The Phase II trial of INCB39110 in combination with erlotinib in NSCLC has been stopped in the third quarter of 2015 because of slow rates of recruitment. We have another JAK1 inhibitor, INCB52793, which is in a Phase I/II trial in advanced malignancies.

We have an oral IDO1 inhibitor, epacadostat which belongs to a new class of agents known as immuno-oncology agents. IDO1 is an enzyme whose increased levels in multiple solid tumor types are associated with decreased survival. IDO1 inhibition shifts the immune system from an immunosuppressive state to an activated state, allowing the body to mount a more effective anti-tumor immune response. While preclinical data suggest that IDO1 inhibition can provide anti-tumor effects as monotherapy, based on the significant synergy exhibited in combination with checkpoint inhibitors as well as emerging clinical data, we believe that the optimal development strategy for our IDO1 inhibitor is in combination with other immuno-oncology therapies. During 2014 we signed clinical trial collaboration agreements with Merck, Roche / Genentech, AstraZeneca / MedImmune and Bristol-Myers Squibb to evaluate epacadostat with their respective anti-PD-1 and anti-PD-L1 agents in Phase I/II trials, and all four of these trials are now in progress. The tumor types under investigation under these agreements include non-small cell lung cancer, metastatic melanoma, head and neck cancer, colorectal cancer, ovarian cancer, diffuse large B-cell lymphoma and pancreatic cancer. Epacadostat is also in a proof-of-concept trial in combination with Bristol-Myers Squibb’s CTLA-4 inhibitor, Yervoy (ipilimumab), in patients with metastatic melanoma. In October 2015, we announced, with Merck, an expansion of our ongoing clinical trial collaboration to include a Phase III study evaluating the combination of epacadostat with Keytruda (pembrolizumab), Merck’s anti-PD-1 therapy, as a first-line treatment for patients with advanced or metastatic melanoma.

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

We have a c-MET inhibitor, capmatinib, which is licensed to Novartis. c-MET is a clinically validated receptor kinase cancer target. Abnormal c-MET activation in cancer correlates with poor prognosis. Dysregulation of the c-MET pathway triggers tumor growth, formation of new blood vessels that supply the tumor with nutrients, and causes cancer to spread to other organs. Dysregulation of the c-MET pathway is seen in many types of cancers, including kidney, liver, stomach, breast and brain. Several small molecule c-MET kinase inhibitors have demonstrated clinical efficacy in a number of cancers; however, these molecules have limited potency and are relatively non-selective, which could lead to off-target toxicities. We believe that capmatinib has the requisite properties to overcome these limitations, including greater selectivity, improved potency and more effective inhibition of c-MET. Under our agreement, Novartis received worldwide exclusive development and commercialization rights to capmatinib and certain back-up compounds in all indications. Capmatinib is being evaluated in hepatocellular carcinoma, non-small cell lung cancer, glioblastoma multiforme and other solid tumors and may have potential utility as a combination agent.

INCB54828 is a selective inhibitor of the FGFR1, FGFR2 and FGFR3 kinases, and is in a proof-of-concept trial in advanced malignancies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in several solid and liquid tumor types.

INCB54329 is a bromodomain (BRD) inhibitor. BRDs are a family of proteins which play important roles in mediating gene transcription, most notably by facilitating the expression of oncogenes such as MYC, one of the most frequently dysregulated genes in all of human cancer. INCB54329 has shown broad single agent activity in preclinical models of leukemia, lymphoma, multiple myeloma and in some solid tumor settings, and is in clinical development in advanced malignancies. We believe that INCB54329 may synergize with inhibitors of JAK/STAT signaling, PI3K/AKT signaling and PIM signaling.

We have recently added two new compounds to our clinical development portfolio. INCB53914 is a pan-PIM kinase inhibitor that has demonstrated potency and selectivity in preclinical studies. PIM kinases integrate signals from multiple pathways important for the survival and proliferation of malignant cells. Over expression of PIM kinases has been reported in human hematological cancers with each isoform showing a distinct expression pattern among the various malignancy subtypes. A clinical trial of INCB53914 in hematological malignancies is now underway.

In September 2015, we announced a global license and collaboration agreement with Jiangsu Hengrui Medicine Co., Ltd. for the development and commercialization of SHR-1210 (now INCSHR1210), an investigational anti-PD-1 monoclonal antibody. Many tumor cells express PD-L1, an immunosuppressive PD-1 ligand. Inhibition of the interaction between PD-1 and PD-L1, known as immune checkpoint blockade, can enhance T-cell responses and mediate preclinical antitumor activity. A proof-of-concept clinical trial of INCSHR1210 in advanced solid tumors is now underway.

We have a number of programs in preclinical development, and we intend to continue our investment in drug discovery to expand our pipeline.

Our current pipeline includes the following compounds:

Target/Drug Compound	Indication	Collaborator (1)	Status
ONCOLOGY
JAK1 and JAK2
JAKAFI	Myelofibrosis(2)	Novartis	FDA Approved—Marketed
JAKAFI	Polycythemia Vera(3)	Novartis	FDA Approved—Marketed
ruxolitinib	Pancreatic Cancer	Novartis (opt-in option)	Phase III
ruxolitinib	Breast Cancer	Novartis (opt-in option)	Phase II
ruxolitinib	Non-Small Cell Lung Cancer	Novartis (opt-in option)	Phase II
ruxolitinib	Colorectal Cancer	Novartis (opt-in option)	Phase II
JAK1
INCB39110	Pancreatic Cancer	None	Phase II
INCB52793	Advanced Malignancies	None	Phase I/II
PI3K-delta
INCB40093	B-lymphoid Malignancies	None	Phase I/II
INCB50465	B-lymphoid Malignancies	None	Phase I/II
JAK1+PI3K-delta
INCB39110+INCB40093	B-lymphoid Malignancies	None	Phase I/II
IDO1
epacadostat	Metastatic Melanoma(4)	None	Phase II
epacadostat	Multiple tumor types	Merck	Phase I/II
epacadostat	Non-Small Cell Lung Cancer	Roche / Genentech	Phase I/II
epacadostat	Advanced Solid Tumors	AstraZeneca / MedImmune	Phase I/II
epacadostat	Multiple tumor types	Bristol-Myers Squibb	Phase I/II
c-MET
capmatinib	Solid Tumors	Novartis	Phase I/II
capmatinib	Hepatocellular Carcinoma	Novartis	Phase II
capmatinib	Non-Small Cell Lung Cancer	Novartis	Phase II
capmatinib	Glioblastoma Multiforme	Novartis	Phase II
FGFR
INCB54828	Advanced Malignancies	None	Phase I/II
BRD
INCB54329	Advanced Malignancies	None	Phase I/II
PD-1
INCSHR1210	Advanced Solid Tumors	Hengrui	Phase I/II
PIM
INCB53914	Hematological Malignancies	None	Phase I/II

AUTOIMMUNE
JAK1 and JAK2
Ruxolitinib cream	Alopecia Areata	None	Phase II

INFLAMMATION
JAK1 and JAK2
baricitinib	Rheumatoid Arthritis	Lilly	Phase III
baricitinib	Psoriasis	Lilly	Phase IIb
baricitinib	Diabetic Nephropathy	Lilly	Phase II

(1)

For information about certain of our agreements with collaborators and other third parties, please see “Business Relationships” below and Note 7, License Agreements to our condensed consolidated financial statements included in this report.

(2)	JAKAFI is approved for treatment of people with intermediate or high-risk myelofibrosis (MF), including primary MF, post—polycythemia vera MF, and post—essential thrombocythemia MF.

(3)	JAKAFI is approved for treatment of people with polycythemia vera (PV) who have had an inadequate response to or are intolerant of hydroxyurea.

(4)	In combination with Bristol-Myers Squibb’s CTLA-4 inhibitor, Yervoy (ipilimumab).

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

•

Lilly - In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We have retained options to co-develop and co-promote our JAK inhibitors for the treatment of diabetic nephropathy, we retained options to co-promote our JAK inhibitors for the treatment of psoriasis, and we elected to co-develop our JAK inhibitors for the treatment of rheumatoid arthritis and retained co-promotion options.

•

Merck & Co. - In 2014, we entered into a clinical trial collaboration agreement with Merck to evaluate epacadostat with their anti-PD-1immunotherapy, Keytruda (pembrolizumab), for the treatment of previously treated advanced or metastatic cancers. The trial is in progress and is currently in Phase I/II. In 2015, we announced an expansion of the companies’ ongoing clinical trial collaboration to include a Phase III study evaluating the combination of epacadostat with pembrolizumab as a first-line treatment for patients with advanced or metastatic melanoma.

•

Roche / Genentech - In 2014, we entered into a clinical trial collaboration agreement with Roche / Genentech to evaluate epacadostat with their anti-PD-L1 immunotherapy, atezolizumab, for the treatment of non-small cell lung cancer. The trial is in progress and is currently in Phase I/II.

•

AstraZeneca / MedImmune - In 2014, we entered into a clinical trial collaboration agreement with AstraZeneca / MedImmune to evaluate epacadostat with their anti-PD-L1 immunotherapy, durvalumab, for the treatment of advanced solid tumors.  The trial is in progress and is currently in Phase I/II.

•

Bristol-Myers Squibb -  In 2014, we entered into a clinical trial collaboration agreement with Bristol-Myers Squibb to evaluate epacadostat with their anti-PD-1 immunotherapy, Opdivo (nivolumab), for the treatment of advanced cancers.  The trial is in progress and is currently in Phase I/II.

•

Agenus - In 2015, we announced a global license, development and commercialization agreement with Agenus Inc. focused on novel immuno-therapeutics using Agenus’ proprietary Retrocyte Display antibody discovery platform. The alliance will initially focus on the development of checkpoint modulator antibodies directed against GITR, OX40, LAG-3 and TIM-3.

•

Hengrui -  In 2015, we announced a global license and collaboration agreement with Hengrui for the development and commercialization of INCSHR1210, an investigational anti-PD-1 monoclonal antibody. Under the agreement, Incyte will have the exclusive development and commercialization rights to INCSHR1210 worldwide, with the exception of Mainland China, Hong Kong, Macau, and Taiwan. The trial in patients with advanced solid tumors is in progress and is currently in Phase I/II.

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of September 30, 2015, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three and nine months ended September 30, 2015 and 2014, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values on the dates of grant.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $17.6 million and $52.8 million of stock compensation expense for the three and nine months ended September 30, 2015, respectively. We recorded $15.5 million and $46.3 million of stock compensation expense for the three and nine months ended September 30, 2014, respectively.

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

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for the next 12 to 15 months will reflect a lower average per unit cost of materials.

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

On a quarterly basis, we perform an assessment in order to determine whether the 2018 Notes or 2020 Notes have become convertible at the option of the holder, based on meeting any of the conversion criteria described above. Should either the 2018 Notes or the 2020 Notes become convertible, we then assess our intent and ability to settle the 2018 Notes or the 2020 Notes in cash, shares of common stock, or a combination of cash and shares of common stock, in order to determine the appropriate classification of the 2018 Notes and the 2020 Notes at the balance sheet date. On

October 1, 2015, the 2018 Notes and 2020 Notes became convertible through at least December 31, 2015, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended September 30, 2015 as described above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes in common shares and, therefore, the 2018 and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet as of September 30, 2015.

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

Results of Operations

We recorded net loss of $39.6 million and basic and diluted net loss per share of $0.22 for the three months ended September 30, 2015, as compared to net income of $59.3 million and basic and diluted net income per share of $0.35 and $0.33, respectively, in the corresponding period in 2014. We recorded a net loss of $48.6 million and basic and diluted net loss per share of $0.27 for the nine months ended September 30, 2015, as compared to a net loss of $11.5 million and basic and diluted net loss per share of $0.07 in the corresponding period in 2014.

Revenues.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Product revenues, net	$161.3	$97.8	$419.0	$251.5
Product royalty revenues	18.1	12.1	51.2	34.3
Contract revenues	8.2	88.2	39.6	101.6
Other revenues	—	—	0.1	0.1
Total revenues	$187.6	$198.1	$509.9	$387.5

Our product revenues, net from JAKAFI for the three and nine months ended September 30, 2015, were $161.3 million and $419.0 million, respectively. Our product revenues, net from JAKAFI for the three and nine months ended September 30, 2014, were $97.8 million and $251.5 million, respectively. The increase in product revenues for the three months ended September 30, 2015 as compared to the corresponding period in 2014 was comprised of a volume increase of $48.2 million and a price increase of $15.3 million. The increase in product revenues for the nine months ended September 30, 2015 as compared to the corresponding period in 2014 was comprised of a volume increase of $129.0 million and a price increase of $38.5 million.  Product revenues from the sale of JAKAFI are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the nine months ended September 30, 2015:

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Nine Months Ended September 30, 2015	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2015	$2,057	$7,906	$119	$399	$10,481
Allowances for current period sales	12,437	36,508	1,365	1,278	51,588
Allowances for prior period sales	(156)	(358)	—	—	(514)
Credits/payments for current period sales	(10,193)	(26,858)	(1,221)	(377)	(38,649)
Credits/payments for prior period sales	(1,738)	(5,181)	(61)	(72)	(7,052)
Balance at September 30, 2015	$2,407	$12,017	$202	$1,228	$15,854

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

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the three and nine months ended September 30, 2015, were $18.1 million and $51.2 million, respectively. Our net product royalty revenues for the three and nine months ended September 30, 2014, were $12.1 million and $34.3 million, respectively.

Our contract revenues were $8.2 million and $39.6 million for the three and nine months ended September 30, 2015, respectively. Our contract revenues were $88.2 million and $101.6 million for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2015 and 2014, contract revenues were derived from the straight line recognition of revenue associated with the Lilly upfront fees over the estimated performance period as well as milestone payments from Novartis earned during the periods. During the nine months ended September 30, 2015, under the Novartis agreement, we recognized a $5.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib for a third indication and a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European

Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea. During the nine months ended September 30, 2014, under the Novartis agreement, we recognized a $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe, a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer.

Cost of Product Revenues.

We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At September 30, 2015, inventory with $1.7 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre- commercialization inventory over the next 12 to 15 months; however, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future JAKAFI sales, and the ability to utilize inventory prior to its expiration date. As a result, cost of product revenues for the next 12 to 15 months will reflect a lower average per unit cost of materials. Commencing in October 2014, we became obligated to pay tiered, low single digit royalties to Novartis on all sales of JAKAFI in the United States, which is included in cost of product revenues.

Cost of product revenues was $8.0 million and $17.3 million for the three and nine months ended September 30, 2015, respectively. Cost of product revenues was $0.2 million and $0.6 million for the three and nine months ended September 30, 2014, respectively. The increase in cost of product revenues for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 is due primarily to increased JAKAFI sales and our obligation that commenced in October 2014 to pay royalties to Novartis on all JAKAFI sales in the United States. We expect future cost of product revenues to range in the mid-single digits as a percentage of net product sales subsequent to the utilization of all of the remaining pre-launch inventory.

Operating Expenses.

Research and development expenses.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Salary and benefits related	$27.7	$24.6	$79.3	$66.8
Stock compensation	10.0	8.4	30.4	25.2
Clinical research and outside services	84.0	47.7	222.3	133.1
Occupancy and all other costs	10.4	7.8	30.9	23.7
Total research and development expenses	$132.1	$88.5	$362.9	$248.8

We currently account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2015 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2015 was primarily the result of increased development costs to advance our clinical pipeline, the $25.0 million upfront payment to Hengrui pursuant to our global license and collaboration agreement, and the $20.2 million charge related to the upfront payment made to Agenus pursuant to our license, development and commercialization agreement, as well as an additional $9.4 million of research and development costs incurred under the arrangement through September 30, 2015.  Research and development expenses for the three and nine months ended September 30, 2015 and 2014 were net of $1.3 million, $3.7 million, $0.9 million and $3.1 million, respectively, of costs reimbursed by our collaborative partners. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $6.4 million and $28.3 million for the three and nine months ended September 30, 2015, respectively. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $11.5 million and $38.3 million for the three and nine months ended September 30, 2014, respectively. We expect our share of the global development costs for baricitinib for the treatment of rheumatoid arthritis to decline upon submission of the NDA filing by Lilly in late 2015 or early 2016. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

Selling, general and administrative expenses.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2015	2014	2015	2014
	($ in millions)		($ in millions)
Salary and benefits related	$13.9	$13.0	$44.3	$37.7
Stock compensation	7.6	7.1	22.4	21.1
Other contract services and outside costs	26.1	19.3	77.4	58.5
Total selling, general and administrative expenses	$47.6	$39.4	$144.1	$117.3

Salary and benefits related expense increased from the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2015 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis and for the commercial launch in uncontrolled polycythemia vera which occurred in December 2014. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high-risk myelofibrosis and uncontrolled polycythemia vera.

Other income (expense).

Interest and other income, net. Interest and other income, net, for the three and nine months ended September 30, 2015 was $3.0 million and $5.8 million, respectively. Included in interest and other income, net for the three months ended September 30, 2015 was a realized gain on sale of mortgage-backed securities of $1.8 million.  Interest and other income, net, for the three and nine months ended September 30, 2014 was $0.9 million and $2.4 million, respectively.

Interest Expense.  Interest expense for the three and nine months ended September 30, 2015 was $11.2 million and $35.4 million, respectively as compared to $11.5 million and $34.3 million, respectively, for the same periods in 2014. Included in interest expense for the three and nine months ended September 30, 2015, were $8.3 million and $26.1 million, respectively, of non-cash charges to amortize the discounts on our 4.75% convertible senior notes due 2015 (the 2015 Notes), the 2018 Notes and the 2020 Notes as compared to $8.9 million and $26.6 million, respectively, for the same periods in 2014.

Unrealized loss on long term investment. The unrealized loss on our long term investment in Agenus for the three and nine months ended September 30, 2015 was $31.3 million and $4.1 million, respectively, based on the change in fair value of Agenus’ common stock during the period.

Debt exchange expense on senior note conversions.  Debt exchange expense on senior note conversions for the three and nine months ended September 30, 2014 was $0.0 million and $0.3 million, respectively, and was related to the exchange of $4.9 million in aggregate principal amount of our 2015 Notes for the underlying shares of common stock and cash.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through September 30, 2015. Because of those losses, we had an accumulated deficit of $1.8 billion as of September 30, 2015. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At September 30, 2015, we had available cash, cash equivalents and marketable securities of $635.0 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and corporate debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities was $16.5 million for the nine months ended September 30, 2015, compared to $18.5 million used in operating activities for the nine months ended September 30, 2014.  The $35.0 million increase in cash provided by operating activities was due primarily to changes in working capital during the 2015 period.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used in investing activities was $100.5 million for the nine months ended September 30, 2015, which represented purchases of marketable securities of $94.4 million, capital expenditures of $19.1 million, and our long term investment in Agenus of $39.8 million offset in part by the sale and maturity of marketable securities of $52.8 million.  Net cash used in investing activities was $134.9 million for the nine months ended September 30, 2014, which represented purchases of marketable securities of $113.3 million and capital expenditures of $22.0 million offset in part by maturities of marketable securities of $0.4 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $77.5 million and $64.0 million for the nine months ended September 30, 2015 and 2014, respectively, primarily representing proceeds from the issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of September 30, 2015 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	1 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$750.0	$—	$—	$375.0	$375.0
Interest on convertible senior debt	31.0	7.1	12.2	9.9	1.8
Non-cancelable lease obligations	90.0	7.6	13.3	15.5	53.6
Total contractual obligations	$871.0	$14.7	$25.5	$400.4	$430.4

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up front fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

On August 21, 2015, we entered into an Agreement of Sale with Augustine Land II, L.P. (the “Seller”) to purchase the leased land and office building for approximately $79.9 million. The Agreement of Sale contains customary representations and warranties regarding the property and closing of the acquisition is subject to certain standard closing conditions.  Closing of the acquisition is expected to occur no later than April 1, 2016, unless the Seller elects to extend the closing date for up to 60 days. We initially made a $4.0 million deposit with a third party escrow agent and a $4.0 million deposit with the Seller during the third quarter of 2015. The escrow agent held the deposit until the building inspection process was completed, and the escrow agent released the $4.0 million to the Seller in October 2015 as an additional deposit. As of September 30, 2015, the escrow deposit is recorded as long term restricted cash and investments and the deposit made to the Seller is recorded in other assets, net on the condensed consolidated balance sheets. The table above does not include the additional payments that will be made to the Seller should this purchase close. In addition, should this purchase close, the lease obligations that remain under the current leasing arrangement totaling $80.7 million, set forth in the table above, would no longer be paid.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of corporate debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of September 30, 2015, marketable securities were $189.2 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2015, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the nine months ended September 30, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our business operates in an extremely competitive environment.

The pharmaceutical and biotechnology industries in which we operate are highly competitive. Our present and potential competitors could include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms.  For example, CTI BioPharma Corp. has a drug candidate in Phase III clinical trials for the treatment of myelofibrosis. We are also aware of companies that have initiated or are planning to initiate clinical trials for the treatment of diseases that we are also targeting.  Some of these present and potential competitors could have considerably greater resources than we have, enabling them, among other things, to make greater research and development and marketing investments or to engage in price competition. We also experience competition in drug discovery and development from universities and other research institutions, and we compete with others in acquiring technology from these sources. The pharmaceutical industry has undergone, and is expected to continue to undergo, rapid and significant technological change and we expect competition to intensify as technical advances are made and become more widely known. The development of products or processes by our competitors with significant advantages over those that we are developing could adversely affect our future revenues and profitability.

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

In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates that fit within our focus on oncology, such as our collaborations with Agenus and Jiangsu Hengrui Medicine Co., Ltd. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected by the termination of a drug candidate and termination and winding down of the related license agreement. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected.

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

We had net losses from inception in 1991 through 1996 and in 1999 through September 30, 2015. Because of those losses, we had an accumulated deficit of $1.8 billion as of September 30, 2015. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2015 and in future periods as well.

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

As of September 30, 2015, the aggregate principal amount of our total consolidated debt was $750.0 million and our stockholders’ equity was $88.7 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of September 30, 2015, $0.0 million aggregate principal amount of our 4.75% convertible senior notes due October 2015 were outstanding. We paid the remaining interest of $1.0 million for our 4.75% convertible senior notes on October 1, 2015. As of September 30, 2015, $375.0 million aggregate principal amount of our 0.375% convertible senior notes due 2018 was outstanding and due in November 2018. Annual interest payments for our 0.375% convertible senior notes through 2018, assuming that none of these notes are converted, repurchased or exchanged, are $1.4 million. As of September 30, 2015, $375.0 million aggregate principal amount of our 1.25% convertible senior notes due 2020 was outstanding and due in November 2020. Annual interest payments for our 1.25% convertible senior notes through 2020, assuming that none of these notes are converted, repurchased or exchanged, are $4.7 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our convertible senior notes, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived substantially all of our revenues for the nine months ended September 30, 2015 and the year ended December 31, 2014 from JAKAFI product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

Item 6.  Exhibits

Exhibit Number	Description of Document

10.1

Agreement of Sale between Incyte Corporation and Augustine Land II, L.P., dated August 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2015).

10.2†	License and Collaboration Agreement, dated as of September 1, 2015, by and between Incyte Europe SARL and Jiangsu Hengrui Medicine Co., Ltd.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

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

†Confidential treatment has been requested with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE CORPORATION

Dated: November 3, 2015	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2015	By:	/s/ DAVID W. GRYSKA
David W. Gryska
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1

Agreement of Sale between Incyte Corporation and Augustine Land II, L.P., dated August 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2015).

10.2†	License and Collaboration Agreement, dated as of September 1, 2015, by and between Incyte Europe SARL and Jiangsu Hengrui Medicine Co., Ltd.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

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

†Confidential treatment has been requested with respect to certain portions of this agreement.