Form 10-K
period 2015-12-31
INCYTE CORP
filed 2016-02-12
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 0‑27488

INCYTE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	94‑3136539 (IRS Employer Identification No.)
1801 Augustine Cut-Off Wilmington, DE (Address of principal executives offices)	19803 (zip code) (302) 498‑6700 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (check one)

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non‑affiliates (based on the closing sale price on The NASDAQ Global Select Market on June 30, 2015) was approximately $17.1 billion.

As of February 5, 2016 there were 187,199,761 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2016 Annual Meeting of Stockholders to be held on May 27, 2016.

Item 1.  Business

This report contains forward‑looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward‑looking statements include statements as to:

•	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib);
•	our plans to conduct our European clinical development operations from our offices in Geneva, Switzerland;
•	conducting clinical trials internally, with collaborators, or with clinical research organizations;
•	our collaboration and strategic relationship strategy; anticipated benefits and disadvantages of entering into collaboration agreements;
•	our licensing, investment and commercialization strategies, including our plans to commercialize JAKAFI;
•	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;
•	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
•	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
•	our ability to manage expansion of our drug discovery and development operations;
•	future required expertise relating to clinical trials, manufacturing, sales and marketing;
•	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
•	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
•	plans to develop and commercialize products on our own;
•	plans to use third party manufacturers;
•	the anticipated closing date of our acquisition of our headquarters building and the land on which it is located;
•	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues;
•	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;
•	our profitability; the adequacy of our capital resources to continue operations;

•	the need to raise additional capital;
•	the costs associated with resolving matters in litigation;
•	our expectations regarding competition;
•	our investments, including anticipated expenditures, losses and expenses;
•	our patent prosecution and maintenance efforts; and
•	our indebtedness, and debt service obligations.

These forward‑looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

•	our ability to successfully commercialize JAKAFI;
•	our ability to maintain at anticipated levels, reimbursement for JAKAFI from government health administration authorities, private health insurers and other organizations;
•	our ability to establish and maintain effective sales, marketing and distribution capabilities;
•	the risk of reliance on other parties to manufacture JAKAFI, which could result in a short supply of JAKAFI, increased costs, and withdrawal of regulatory approval;
•	our ability to maintain regulatory approvals to market JAKAFI;
•	our ability to achieve a significant market share in order to achieve or maintain profitability;
•	the risk of civil or criminal penalties if we market JAKAFI in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;
•	our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;
•	the risk of unanticipated delays in, or discontinuations of, research and development efforts;
•	the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;
•	risks relating to the conduct of our clinical trials;
•	changing regulatory requirements;
•	the risk of adverse safety findings;
•	the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;
•	the risk of significant delays or costs in obtaining regulatory approvals;

•	risks relating to our reliance on third party manufacturers, collaborators, and clinical research organizations;
•	risks relating to the development of new products and their use by us and our current and potential collaborators;
•	risks relating to our inability to control the development of out‑licensed compounds or drug candidates;
•	risks relating to our collaborators’ ability to develop and commercialize drug candidates;
•	costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	our ability to maintain or obtain adequate product liability and other insurance coverage;
•	the risk that our drug candidates may not obtain or maintain regulatory approval;
•	the impact of technological advances and competition, including potential generic competition;
•	our ability to compete against third parties with greater resources than ours;
•	risks relating to changes in pricing and reimbursements in the markets in which we may compete;
•	competition to develop and commercialize similar drug products;
•	our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;
•	the impact of changing laws on our patent portfolio;
•	developments in and expenses relating to litigation;
•	the satisfaction of conditions to closing for our headquarters building and land purchase agreement;
•	our ability to in‑license drug candidates or other technology;
•	our substantial leverage;
•	our ability to obtain additional capital when needed;
•	fluctuations in net cash provided and used by operating, financing and investing activities;
•	our history of operating losses; and
•	the risks set forth under “Risk Factors.”

Given these risks and uncertainties, you should not place undue reliance on these forward‑looking statements. Except as required by federal securities laws, we undertake no obligation to update any forward‑looking statements for any reason, even if new information becomes available or other events occur in the future.

In this report all references to “Incyte,” “we,” “us,” “our” or the “Company” mean Incyte Corporation and our subsidiaries, except where it is made clear that the term means only the parent company.

Incyte and JAKAFI are our registered trademarks. We also refer to trademarks of other corporations and organizations in this Annual Report on Form 10‑K.

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics to treat serious unmet medical needs, primarily in oncology. Our global headquarters are located in Wilmington, Delaware and we conduct our European clinical development operations from our offices in Geneva, Switzerland. JAKAFI (ruxolitinib) is our first product to be approved for sale in the United States. It was approved by the U.S. Food and Drug Administration (FDA) in November 2011 for the treatment of patients with intermediate or high‑risk myelofibrosis and in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea. Myelofibrosis and polycythemia vera are both rare blood cancers. Under our collaboration agreement with Novartis International Pharmaceutical Ltd., Novartis received exclusive development and commercialization rights to ruxolitinib outside of the United States for all hematologic and oncologic indications and sells ruxolitinib outside of the United States under the name JAKAVI.

Marketed Indications - JAKAFI (ruxolitinib)

In 2003, we initiated a research and development program to explore the inhibition of enzymes called janus associated kinases (JAK). The JAK family is composed of four tyrosine kinases—JAK1, JAK2, JAK3 and Tyk2—that are involved in the signaling of a number of cytokines and growth factors. JAKs are central to a number of biologic processes, including the formation and development of blood cells and the regulation of immune functions. Dysregulation of the JAK‑STAT signaling pathway has been associated with a number of diseases, including myeloproliferative neoplasms, other hematological malignancies, solid tumors, rheumatoid arthritis, psoriasis and other chronic inflammatory diseases. Myeloproliferative neoplasms are a closely related group of blood diseases in which blood cells, specifically platelets, white blood cells, and red blood cells, grow or act abnormally in the bone marrow. These diseases include myelofibrosis (MF), polycythemia vera (PV) and essential thrombocythemia.

We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK1 or JAK1 and JAK2. JAKAFI is the most advanced compound in our JAK program. It is an oral JAK1 and JAK2 inhibitor.

JAKAFI is marketed in the United States through our own specialty sales force and commercial team. JAKAFI was the first FDA‑approved JAK inhibitor for any indication and was the first and remains the only product approved by the FDA for use in MF and also now in PV. The FDA has granted JAKAFI orphan drug status for MF, PV and essential thrombocythemia.

To help ensure that all eligible MF and PV patients have access to JAKAFI, we have established a patient assistance program called IncyteCARES (CARES stands for Connecting to Access, Reimbursement, Education and Support). IncyteCARES helps ensure that any patient with intermediate or high‑risk MF or uncontrolled PV who meets certain eligibility criteria and is prescribed JAKAFI has access to the product regardless of ability to pay and has access to ongoing support and educational resources during treatment. In addition, IncyteCARES works closely with payers to help facilitate insurance coverage of JAKAFI.

JAKAFI is distributed primarily through a network of specialty pharmacy providers and wholesalers that allow for efficient delivery of the medication by mail directly to patients or direct delivery to the patient’s pharmacy. Our distribution process uses a model that is well‑established and familiar to physicians who practice within the oncology field.

To further support appropriate use and future development of JAKAFI, our Medical Affairs department is responsible for providing appropriate scientific and medical education and information to physicians, preparing scientific presentations and publications, and overseeing the process for supporting investigator sponsored trials.

Myelofibrosis.  Myelofibrosis is a rare, life‑threatening condition. MF, considered the most serious of the myeloproliferative neoplasms, can occur either as primary MF, or as secondary MF that develops in some patients who previously had polycythemia vera or essential thrombocythemia. We estimate there are between 16,000 and 18,500 patients with MF in the United States. Based on the modern prognostic scoring systems referred to as International Prognostic Scoring System and Dynamic International Prognostic Scoring System, we believe intermediate and high‑risk patients represent 80%  to 90%  of all patients with MF in the United States and encompass patients over the age of 65, or patients who have or have ever had any of the following: anemia, constitutional symptoms, elevated white blood cell or blast counts, or platelet counts less than 100,000 per microliter of blood.

Most MF patients have enlarged spleens and many suffer from debilitating symptoms, including abdominal discomfort, pruritus (itching), night sweats and cachexia (involuntary weight loss). There were no FDA approved therapies for MF until the approval of JAKAFI.

The FDA approval was based on results from two randomized Phase III trials (COMFORT‑I and COMFORT‑II), which demonstrated that patients treated with JAKAFI experienced significant reductions in splenomegaly (enlarged spleen). COMFORT‑I also demonstrated improvements in symptoms. The most common hematologic adverse reactions in both trials were thrombocytopenia and anemia. These events rarely led to discontinuation of JAKAFI treatment. The most common non‑hematologic adverse reactions were bruising, dizziness and headache.

In August 2014, the FDA approved supplemental labeling for JAKAFI to include Kaplan‑Meier overall survival curves as well as additional safety and dosing information. The overall survival information is based on three‑year data from COMFORT‑I and II, and shows that at three years the probability of survival for patients treated with JAKAFI in COMFORT‑I was 70% and for those patients originally randomized to placebo it was 61%. In COMFORT‑II, at three years the probability of survival for patients treated with Jakafi was 79% and for patients originally randomized to best available therapy it was 59%.

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

In December 2014, the FDA approved JAKAFI for the treatment of patients with PV who have had an inadequate response to or are intolerant of hydroxyurea. The approval of JAKAFI for PV was based on data from the pivotal Phase III RESPONSE trial. In this trial, patients treated with JAKAFI demonstrated superior hematocrit control and reductions in spleen volume compared to best available therapy. In addition, a greater proportion of patients treated with JAKAFI achieved complete hematologic remission—which was defined as achieving hematocrit control, and lowering platelet and white blood cell counts. In the RESPONSE trial, the most common hematologic adverse reactions (incidence > 20%) were thrombocytopenia and anemia. The most common non‑hematologic adverse events (incidence >10%) were headache, abdominal pain, diarrhea, dizziness, fatigue, pruritus, dyspnea and muscle spasms.

We have retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development and commercial milestones as well as royalties from product sales outside the United States. We hold patents that cover the composition of matter and use of ruxolitinib through late 2026, which patents have been granted extensions through late 2027. We believe ruxolitinib may have potential as a treatment for other cancers.

Clinical Programs

JAK1/JAK2 Programs for Inflammation

Alopecia Areata. In October 2015, we initiated a Phase II trial of ruxolitinib cream for the topical treatment of alopecia areata. This new study builds on published data showing efficacy of oral JAK inhibitors, including ruxolitinib, in alopecia areata. Alopecia areata is an autoimmune skin disease resulting in the loss of hair on the scalp and elsewhere on the body. Alopecia areata occurs in males and females of all ages, but onset often occurs in childhood. We estimate that over 6.6 million people in the United States and 147 million people worldwide have, had or will develop alopecia areata at some point in their lives.

Rheumatoid Arthritis.  Rheumatoid arthritis is an autoimmune disease characterized by aberrant or abnormal immune mechanisms that lead to joint inflammation and swelling and, in some patients, the progressive destruction of joints. Rheumatoid arthritis can also affect connective tissue in the skin and organs of the body.

Current rheumatoid arthritis treatments include the use of non‑steroidal anti‑inflammatory drugs, disease‑modifying anti‑rheumatic drugs, such as methotrexate, and the newer biological response modifiers that target pro‑inflammatory cytokines, such as tumor necrosis factor, implicated in the pathogenesis of rheumatoid arthritis. None of these approaches to treatment is curative; therefore, there remains an unmet need for new safe and effective treatment options for these patients. Rheumatoid arthritis is estimated to affect about 1% of the world’s population.

We have a second JAK1 and JAK2 inhibitor, baricitinib, which is subject to our collaboration agreement with Eli Lilly and Company, in which Lilly received exclusive worldwide development and commercialization rights to the compound for inflammatory and autoimmune diseases. The Phase III program of baricitinib in patients with rheumatoid arthritis incorporated all three rheumatoid arthritis populations (methotrexate naïve, biologic naïve, and biologic experienced); used event rates to fully power the baricitinib program for structural comparison and non-inferiority vs. adalimumab; incorporated an MRI sub study into the methotrexate naïve registration trial; and evaluated patient-reported outcomes. All four Phase III trials met their respective primary endpoints.

In January 2016, Lilly submitted a New Drug Application (NDA) to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency for baricitinib as treatment for mild-to-moderately severe rheumatoid arthritis. We have exercised our co-development option in rheumatoid arthritis to fund 30% of development costs from Phase IIb through regulatory approval in exchange for increased tiered royalties ranging up to the high twenties on potential future sales.

Psoriasis.  Baricitinib has completed a Phase II trial as a treatment for psoriasis. Psoriasis is a skin disease that causes visible scaling and inflammation. Most psoriasis patients have patches of thick, red skin with silvery scales that can occur on the elbows, knees, other parts of the legs, scalp, lower back, face, palms, and soles of the feet. Market research suggests that neither physicians nor patients are satisfied with existing psoriasis treatments primarily because these require constant monitoring to balance safety and efficacy outcomes. There is clear unmet need for a better tolerated and effective treatment. The U.S. psoriasis market consists of approximately six million patients, of which moderate‑to‑severe patients account for approximately 20% of the market.

Diabetic Nephropathy.  In August 2012, Lilly initiated a Phase IIa trial to evaluate baricitinib in patients with diabetic nephropathy. Data suggest that ongoing renal inflammation plays a key role in diabetic nephropathy, and biopsies from the kidneys of early‑ and late‑stage diabetic kidney disease patients suggest that over‑activation of the JAK/STAT pathway leads to increased levels of pro‑inflammatory cytokines. Therefore, inhibiting cytokine pathways dependent on JAK1 and JAK2 may lead to positive clinical outcomes in diabetic nephropathy.

This dose‑ranging placebo‑controlled Phase IIa trial met its primary endpoint of a change from baseline in the urinary albumin/creatinine ratio at 24 weeks. We retain co‑development and co‑promotion options for this indication.

Atopic Dermatitis. In October 2015, Lilly initiated a Phase IIa trial to evaluate the safety and efficacy of baricitinib in patients with moderate-to-severe atopic dermatitis. The JAK-STAT pathway has been shown to play an essential role in the dysregulation of immune responses in atopic dermatitis. A recent study of six patients with moderate to severe atopic dermatitis who had failed standard treatment showed that treatment with the JAK inhibitor tofacitinib showed promising results. Therefore, we believe that inhibiting cytokine pathways dependent on JAK1 and JAK2 may lead to positive clinical outcomes in atopic dermatitis.

	Indication	Status Update
Ruxolitinib (JAK1/JAK2)	Alopecia areata	Phase II (topical formulation1)

Baricitinib (licensed to Lilly)	Rheumatoid arthritis	NDA and MAA submitted
	Psoriasis, diabetic nephropathy	Phase II studies completed
	Atopic dermatitis	Phase II

1. The Collaboration and License Agreement with Novartis for ruxolitinib ex-U.S. does not include topical   administration.

JAK1 Programs for Oncology and Autoimmune Disease

Oncology. We have a portfolio of wholly-owned JAK1 inhibitors, including INCB39110 and INCB52793. The clinical program to evaluate INCB39110 in solid tumors includes clinical trials in combination with the EGFR inhibitor osimertinib and the anti-PD-1 antibody pembrolizumab, as well as with our IDO1 inhibitor epacadostat and our PI3K-delta inhibitor INCB50465.

We have another JAK1 inhibitor, INCB52793, which is in a Phase I/II trial in patients with advanced malignancies. INCB52793 has shown synergistic efficacy in combination with standard of care in preclinical models of multiple myeloma.

Autoimmune disease. Building upon positive, published third-party data of ruxolitinib from an investigator-sponsored trial in graft versus host disease (GVHD), a proof-of-concept trial of INCB39110 for the treatment of patients with GVHD has begun. GVHD causes high mortality in patients with multiple myeloma and leukemia where the curative potential of stem cell transplantation is hampered by acute and chronic GVHD as the newly transplanted donor cells attack the transplant recipient's body. We estimate that the long-term survival in patients with corticosteroid-refractory GVHD is approximately 5% to 30% and that the diagnosed incidence of acute and chronic GVHD is approximately 17,000 per year across the U.S. and Europe.

	Indication	Status Update
INCB39110	Lung cancer	Phase I/II in combination with osimertinib (EGFR) expected to initiate mid-year 2016
	Advanced malignancies	Phase I/II in combination with pembrolizumab (PD-1), epacadostat (IDO1), or INCB50465 (PI3Kδ)
	Graft versus host disease	Phase II
INCB52793	Advanced malignancies	Phase I/II

IDO1 for Oncology

The enzyme, indoleamine 2, 3‑dioxygenase‑1, IDO1, is a key regulator of the mechanisms that are responsible for allowing tumors to escape from a patient’s immune surveillance. IDO1 expression by tumor cells, or by antigen presenting cells such as macrophages and dendritic cells in tumors, creates an environment in which tumor specific cytotoxic T lymphocytes are rendered functionally inactive or are no longer able to attack a patient’s cancer cells. By inhibiting IDO1, it is proposed that this “brake” on the anti‑tumor immune response is removed, allowing anti‑tumor specific cytotoxic T cells, generated in a patient spontaneously in response to the tumor, or through a therapy designed to stimulate the immune response, to have greater anti‑tumor efficacy.

Epacadostat is a novel, potent and selective inhibitor of the enzyme IDO1. We believe that the optimal development strategy for epacadostat is for the compound to be developed in combination with other immuno‑oncology agents. During 2014, we signed clinical trial collaboration agreements with Merck, Bristol-Myers Squibb, AstraZeneca / MedImmune and Roche / Genentech to evaluate epacadostat with their respective anti-PD-1 and anti-PD-L1 agents in Phase I/II trials, and all four of these trials are now in progress. We have global development and commercialization rights to epacadostat for all indications.

In 2015, we and Merck announced an expansion of the companies’ ongoing clinical trial collaboration to include ECHO-301, a Phase III study evaluating the combination of epacadostat with pembrolizumab as a first-line treatment for patients with advanced or metastatic melanoma.

	Indication	Status Update
Epacadostat	First line, advanced melanoma	Phase III (ECHO-301) expected to begin in the first half of 2016 in combination with Merck’s pembrolizumab (PD-1)
	Multiple tumor types	Phase II (ECHO-202) expansion cohorts now recruiting in combination with Merck’s pembrolizumab (PD-1)
	Multiple tumor types	Phase II (ECHO-204) expansion cohorts now recruiting in combination with Bristol-Myers Squibb’s nivolumab (PD-1)
	Multiple tumor types	Phase II (ECHO-203) expansion cohorts now recruiting in combination with AstraZeneca/MedImmune’s durvalumab (PD-L1)
	Non-small cell lung cancer	Phase I/II (ECHO-110) dose-escalation ongoing in combination with Roche/Genentech’s atezolizumab (PD-L1)

PI3K‑delta Inhibition for Hematology/Oncology

The PI3K‑delta pathway mediates oncogenic signaling in B cell malignancies. Our PI3K-delta inhibitor clinical development program now focuses on INCB50465, which we believe provides a better opportunity to differentiate from competitor agents on potency, pharmacokinetics and safety, thereby potentially providing more attractive combination opportunities. A Phase I/II trial of INCB50465, both as monotherapy and in combination with the JAK1 inhibitor INCB39110, is underway. In‑house preclinical studies have demonstrated that the JAK1 and PI3K‑delta signaling pathways play inter‑related functions in maintaining the growth and survival of B‑lymphoid cells, and the data suggest that concurrent inhibition of the two pathways may achieve synergistic cellular efficacy.

c‑MET for Solid Tumors

c‑MET is a clinically validated receptor kinase cancer target. Abnormal c‑MET activation in cancer correlates with poor prognosis. Dysregulation of the c‑MET pathway triggers tumor growth, formation of new blood vessels that supply the tumor with nutrients, and causes cancer to spread to other organs. Dysregulation of the c‑MET pathway is seen in many types of cancers, including kidney, liver, stomach, breast and brain.

Several small molecule c‑MET kinase inhibitors have demonstrated clinical efficacy in a number of cancers; however, these molecules have limited potency and are relatively non‑selective, which could lead to off‑target toxicities. We believe our lead c‑MET inhibitor, capmatinib, which is licensed to Novartis, has the requisite properties to overcome these limitations, including greater selectivity, improved potency and more effective inhibition of c‑MET. Under our agreement, Novartis received worldwide exclusive development and commercialization rights to capmatinib and certain back‑up compounds in all indications. Capmatinib is being evaluated in patients with hepatocellular carcinoma, non‑small cell lung cancer, glioblastoma multiforme and other solid tumors, and may have potential utility as a combination agent.

Early Stage Clinical / Discovery

INCB54828 is an FGFR inhibitor that demonstrated potency and selectivity in preclinical studies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in a number of liquid and solid tumor types. INCB54828 is currently being studied in an open-label, dose-escalation trial in patients with advanced malignancies.

INCB54329 is a BRD inhibitor. BRDs are a family of proteins which play important roles in mediating gene transcription, most notably by facilitating the expression of oncogenes such as MYC, one of the most frequently dysregulated oncogenes in all human cancer. INCB54329 is being studied in an open-label dose-escalation trial in patients with advanced malignancies.

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

INCSHR1210 is an investigational anti-PD-1 monoclonal antibody that we have licensed under our agreement with Jiangsu Hengrui Medicine Co., Ltd. (Hengrui). Many tumor cells express PD-L1, an immunosuppressive PD-1 ligand. Inhibition of the interaction between PD-1 and PD-L1, known as immune checkpoint blockade, can enhance T-cell responses and mediate preclinical antitumor activity. A proof-of-concept clinical trial of INCSHR1210 in patients with advanced solid tumors is now underway.

	Indication	Status Update
INCB50465 (PI3Kδ)	B-cell malignancies	Phase I/II as monotherapy and in combination with INCB39110 (JAK1); expansion cohorts initiating
	Solid tumors	Phase I/II in combination with pembrolizumab (PD-1), epacadostat (IDO1), or INCB39110 (JAK1)
Capmatinib (c-MET, licensed to Novartis)	Non-small cell lung cancer, glioblastoma, liver cancer	Phase II in patients with c-MET amplification
INCB54828 (FGFR)	Solid tumors	Phase I/II dose escalation; expansion cohorts in genetically-defined tumor types expected in 2016
INCB54329 (BRD)	Advanced malignancies	Phase I/II dose-escalation
INCB53914 (PIM)	Advanced malignancies	Phase I/II dose-escalation
INCSHR1210 (PD-1, licensed from Hengrui)	Solid tumors	Phase I/II dose-escalation

We have a number of other early programs at various stages of preclinical and clinical testing. We intend to describe these programs once we have obtained clinical proof‑of‑concept and established that a compound within a specific program warrants further development.

Recently Discontinued Solid Tumor Studies

Ruxolitinib in Pancreatic Cancer.  Pancreatic cancer is a disease in which malignant cells are found in the tissues of the pancreas. Full results from the Phase II proof‑of‑concept RECAP trial, which compared ruxolitinib in combination with capecitabine versus capecitabine alone in patients with refractory metastatic pancreatic cancer, were presented in June 2014 and published in September 2015 in the Journal of Clinical Oncology and suggested a demonstrable survival benefit in a pre‑specified subgroup of patients with elevated C-reactive protein (CRP). In this subgroup, results showed a hazard ratio for overall survival of 0.47, which seemed to indicate that the risk of death was reduced by approximately 50% for those patients treated with ruxolitinib. The subgroup represented approximately half of the randomized population in this trial.

Decision to Discontinue Studies.  As previously announced in January 2016 and February 2016, planned interim analyses of the sub-study of colorectal cancer patients with high levels of CRP and of the JANUS 1 study did not show sufficient levels of efficacy to warrant continuation, and, as a result, we decided to discontinue:

•	the JANUS 1 study of ruxolitinib or placebo in combination with capecitabine for the second-line treatment of patients with advanced or metastatic pancreatic cancer;
•

our other Incyte-sponsored studies of ruxolitinib in solid tumors, including the JANUS 2 study in pancreatic cancer, the Phase II study of patients with metastatic colorectal cancer in both the high CRP and low CRP sub-studies and the Phase II studies of ruxolitinib in breast and lung cancer; and

•	the study of INCB39110 as first-line treatment for metastatic pancreatic cancer.

License Agreements and Business Relationships

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

Below is a brief description of our significant business relationships and collaborations and related license agreements that expand our pipeline and provide us with certain rights to existing and potential new products and technologies.

Novartis

In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to ruxolitinib and certain back‑up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to JAKAFI (ruxolitinib) in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our c‑MET inhibitor compound capmatinib and certain back‑up compounds in all indications. We retained options to co‑develop and to co‑promote capmatinib in the United States.

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210 million and were initially eligible to receive additional payments of up to approximately $1.2 billion if defined development and commercialization milestones are achieved. We are also eligible to receive tiered, double‑digit royalties ranging from the upper‑teens to the mid‑twenties on future ruxolitinib net sales outside of the United States. In addition, Novartis has received reimbursement and pricing approval for ruxolitinib in a specified number of countries, and we are now obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is now responsible for all costs relating to the development and commercialization of capmatinib.

The Novartis agreement will continue on a program‑by‑program basis until Novartis has no royalty payment obligations with respect to such program or, if earlier, the termination of the agreement or any program in accordance with the terms of the agreement. Royalties are payable by Novartis on a product‑by‑product and country‑by‑country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Novartis or its affiliates or sublicensees. The agreement may be terminated in its entirety or on a program‑by‑program basis by Novartis for convenience. The agreement may also be terminated by either party under certain other circumstances, including material breach.

Lilly

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to baricitinib and certain back‑up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90 million, and were initially eligible to receive additional payments of up to $665 million based on the achievement of defined development, regulatory and commercialization milestones.

We retained options to co‑develop our JAK1/JAK2 inhibitors with Lilly on a compound‑by‑compound and indication‑by‑indication basis. Lilly is responsible for all costs relating to the development and commercialization of the compounds unless we elect to co‑develop any compounds or indications. If we elect to co‑develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval. We would receive a tiered royalty rate ranging from 20% up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co‑develop. We also retained an option to co‑promote products in the United States. For indications that we elect not to co‑develop baricitinib, we would receive tiered, double‑digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized.

In July 2010, we elected to co‑develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Baricitinib is also being developed in psoriasis and diabetic nephropathy. We have decided not to exercise our co‑development option for psoriasis.

The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product‑by‑product and country‑by‑country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

Agenus

In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly‑owned subsidiary, 4‑Antibody AG, which we collectively refer to as Agenus. Under this agreement, the parties have agreed to collaborate on the discovery of novel immuno‑therapeutics using Agenus’ proprietary Retrocyte Display antibody discovery platform.

Under the terms of this agreement, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG‑3 and TIM‑3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration, and in November 2015, three more targets were added. Targets may be designated profit‑share programs, where all costs and profits are shared equally by us and Agenus, or royalty‑bearing programs, where we will be responsible for all costs associated with discovery, preclinical activities, clinical development and commercialization activities. The programs relating to GITR and OX40 are profit‑share programs and the programs relating to LAG‑3 and TIM‑3 are royalty‑bearing programs. All costs related to the collaboration are subject to a joint research plan. We agreed to pay Agenus upfront non‑refundable payments totaling $25 million. For each royalty‑bearing product, Agenus will be eligible to receive up to $155 million in future contingent development, regulatory and commercialization milestones as well as tiered royalties on global net sales ranging from 6% to 12%. For each profit‑share product, Agenus will be eligible to receive up to $20 million in future contingent development milestones. Additionally, Agenus retains co‑promotion participation rights in the United States on any profit‑share product. For each royalty‑bearing product, Agenus has reserved the right to elect to co‑fund 30% of development costs for a commensurate increase in royalties. The agreement may be terminated by us for convenience and may also be terminated under certain other circumstances, including material breach. We agreed to certain standstill provisions that allow us to acquire up to 15% of Agenus Inc.’s outstanding voting stock, including shares acquired pursuant to the Stock Purchase Agreement described below, solely for investment purposes.

In January 2015, we also entered into a Stock Purchase Agreement with Agenus Inc., pursuant to which we purchased approximately 7.76 million shares of Agenus Inc. common stock for an aggregate purchase price of $35 million in cash, or approximately $4.51 per share. We agreed not to dispose of any of the shares of common stock for a period of 12 months and Agenus Inc. has agreed to certain registration rights with respect to the shares of common stock.

Hengrui

In September 2015, we entered into a License and Collaboration Agreement with Hengrui.  Under the terms of this agreement, we received exclusive development and commercialization rights worldwide, with the exception of Mainland China, Hong Kong, Macau and Taiwan, to INCSHR-1210, an investigational PD-1 monoclonal antibody, and certain back-up compounds.  We paid to Hengrui an upfront payment of $25 million. Hengrui is also eligible to receive potential milestone payments of up to $770 million, consisting of $90 million for regulatory approval milestones, $530 million for commercial performance milestones, and $150 million for a clinical superiority milestone.  Also, Hengrui may be eligible to receive tiered royalties in the high single digits to mid-double digits based on net sales in our territories. Each company will be responsible for costs relating to the development and commercialization of the PD-1 monoclonal antibody in its respective territories.

The Hengrui agreement will continue on a country-by-country basis until we have no royalty payment obligations with respect to such country or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated in its entirety by us for convenience, and may also be terminated under certain other circumstances, including material breach.

Pfizer

In January 2006, we entered into a Collaborative Research and License Agreement with Pfizer Inc. for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre‑clinical development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days’ notice. We received an upfront nonrefundable, non‑creditable payment of $40 million in January 2006 and were initially eligible to receive up to $743 million of additional future development and commercialization milestone payments.  We are also eligible to receive tiered royalties based upon net sales of any potential products ranging from the high single digits to the mid-teens.

Incyte’s Approach to Drug Discovery and Development

Our productivity in drug discovery is primarily a result of our core competency in medicinal chemistry which is tightly integrated with, and supported by, an experienced team of biologists and pharmaceutical scientists with expertise in multiple therapeutic areas. This discovery team operates in concert with an equally experienced drug development organization with expertise in clinical sciences, statistics, and regulatory affairs. Our drug development organization manages our clinical programs and utilizes clinical research organizations (CROs), expert scientific advisory boards, and leading consultants and suppliers as appropriate to ensure our clinical trials are conducted efficiently, effectively, and in accordance with regulatory and compliance guidelines.

To succeed in our objective to discover and advance novel therapeutics that address serious unmet medical needs, we have established a broad range of discovery capabilities in‑house, including target validation, high‑throughput screening, medicinal chemistry, computational chemistry, and pharmacological and ADME (absorption, distribution, metabolism and excretion) assessment. We augment these capabilities through collaborations with academic and contract laboratory resources with relevant expertise.

Driven by a target- and pathway-centric discovery process, our pipeline has grown and is currently focused primarily in the area of oncology. We conduct a limited number of discovery programs in parallel at any one time. This focus allows us to allocate resources to our selected programs at a level that we believe is competitive with larger pharmaceutical companies. We continually modify the resourcing of our discovery efforts with the goals of maximizing  information content when and where we need it and ensuring that each program, regardless of stage, is executed in the most efficient and data-rich manner possible. We believe this approach has played a critical role in the development of our product portfolio.

Once our compounds reach clinical development, our objective is to rapidly progress the lead candidate into a proof‑of‑concept clinical trial to quickly assess the therapeutic potential of the clinical candidate itself as well as its underlying mechanism of action. This information is then used to evaluate the compound’s development opportunities, identify the most appropriate indication or indications to pursue, and develop a clinical and regulatory plan to advance the molecule forward.

Our development teams are responsible for ensuring that our clinical candidates are expeditiously progressed through clinical safety, proof-of-concept, and formal efficacy/pivotal trials. Our development teams include employees with expertise in drug development, including clinical trial design, statistics, regulatory affairs, medical affairs, pharmacovigilance and project management. We have also built internal process chemistry and formulation teams that work closely with external GMP contract manufacturers to support our drug development efforts.

Incyte’s Commercial Strategy

Our strategy is to develop and commercialize our compounds on our own in selected markets where we believe a company of our size can successfully compete, such as in myelofibrosis, polycythemia vera, and other oncology indications. In November 2011, we received regulatory approval of JAKAFI (ruxolitinib) in the United States for the treatment of intermediate or high‑risk myelofibrosis. Since that time, we have focused on increasing utilization of JAKAFI in this patient population. In December 2014, JAKAFI was approved for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea. JAKAFI is the only FDA‑approved product to treat these two diseases. We have expanded the marketing, medical, sales and operational infrastructure to support continued commercialization of JAKAFI in its two indications and to prepare for potential future indications of JAKAFI and other products in the United States.

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

Patents and Other Intellectual Property

We regard the protection of patents and other enforceable intellectual property rights that we own or license as critical to our business and competitive position. Accordingly, we rely on patent, trade secret and copyright law, as well as nondisclosure and other contractual arrangements, to protect our intellectual property. We have established a patent portfolio of patents and patent applications owned or licensed by us that cover aspects of all our drug products and drug candidates. The patents and patent applications relating to our drug products and drug candidates generally include claims directed to the compounds, methods of using the compounds, formulations of the compounds, pharmaceutical salt forms of the compounds, and methods of manufacturing the compounds. Our policy is to pursue patent applications on inventions and discoveries that we believe are commercially important to the development and growth of our business. The following table sets forth the status of the patents and patent applications in the United States, the European Union, and Japan, covering our drug products and drug candidates in key programs that have progressed into at least Phase II clinical trials:

Drug/Drug Candidate (Target)	Status of United States Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)	Status of European Union and Japan Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)
ruxolitinib (JAK)	Granted and pending (2026)	Granted and pending (2026)
baricitinib (JAK)	Granted and pending (2029)	Granted and pending (2029)
epacadostat (IDO)	Granted and pending (2029)	Granted and pending (2029)
INCB39110 (JAK)	Granted and pending (2031)	Granted and pending (2031)
capmatinib (cMET)	Granted and pending (2027)	Granted and pending (2027)

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

We may seek to license rights relating to technologies in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up‑front fees, license fees, milestone payments and royalties on sales of future products.

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

In a number of countries, including in particular, developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs available at a low cost. In some cases, governmental authorities have indicated that where pharmaceutical companies do not do so, their patents might not be enforceable to prevent generic competition. Some major pharmaceutical companies have greatly reduced prices for their drugs in certain developing countries. If certain countries do not permit enforcement of any of our patents, sales of our products in those countries, and in other countries by importation from low‑price countries, could be reduced by generic competition or by parallel importation of our product. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products in those countries, thereby reducing our product sales, or we could respond to governmental concerns by reducing prices for our products. In all of these situations, our results of operations could be adversely affected.

Government Regulation

Our ongoing research and development activities and any manufacturing and marketing of JAKAFI and our drug candidates are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous preclinical testing, clinical trials, and an extensive regulatory clearance process implemented by the FDA under the United States Food, Drug and Cosmetic Act and its implementing regulations and, in the case of biologics, the Public Health Service Act. The FDA regulates, among other things, the research, development, testing, manufacture, safety, efficacy, record‑keeping, labeling, storage, approval, advertising, promotion, sale and distribution and import and export, of these products.

FDA Review and Approval Process

The regulatory review and approval process is lengthy, expensive and uncertain. The steps generally required before a drug may be marketed in the United States include:

•	preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice and Good Manufacturing Practice regulations;
•	submission to the FDA of an Investigational New Drug application (IND) for human clinical testing, which must become effective before human clinical trials may commence;
•	performance of adequate and well‑controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication;
•	submission of an NDA or Biologics License Application (BLA) to the FDA for review;
•	random inspections of clinical sites to ensure validity of clinical safety and efficacy data;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices;
•	FDA approval of the NDA or BLA; and
•	payment of user and establishment fees, if applicable.

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

As a separate amendment to an IND, a clinical trial sponsor may submit to the FDA a request for an SPA. Under the SPA procedure, a sponsor may seek the FDA’s agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins, except when agreed by FDA or in limited circumstances, such as when a substantial scientific issue essential to determining the safety and effectiveness of a drug candidate is identified after a Phase III clinical trial is commenced and agreement is obtained with the FDA. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. However, additional trials could also be requested by the FDA to support approval, and the FDA may make an approval decision based on a number of factors, including the degree of clinical benefit as well as safety. The FDA is not obligated to approve an NDA or BLA as a result of an SPA agreement, even if the clinical outcome is positive.

Even after initial FDA approval has been obtained, post‑approval trials, or Phase IV studies, may be required to provide additional data, and will be required to obtain approval for the sale of a product as a treatment for a clinical indication other than that for which the product was initially tested and approved. Also, the FDA will require post‑approval safety reporting to monitor the side effects of the drug. Results of post‑approval programs may limit or expand the indication or indications for which the drug product may be marketed. Further, if there are any requests for modifications to the initial FDA approval for the drug, including changes in indication, manufacturing process, manufacturing facilities, or labeling, a supplemental NDA or BLA may be required to be submitted to the FDA.

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

The FDA’s fast track and breakthrough therapy designation programs are intended to facilitate the development and expedite the review of drug candidates intended for the treatment of serious or life‑threatening conditions and that demonstrate the potential to address unmet medical needs for these conditions. Under these programs, FDA can, for example, review portions of an NDA or BLA for a drug candidate before the entire application is complete, thus potentially beginning the review process at an earlier time.

We cannot guarantee that the FDA will grant any of our requests for fast track or breakthrough therapy designations, that any such designations would affect the time of review or that the FDA will approve the NDA or BLA submitted for any of our drug candidates, whether or not these designations are granted. Additionally, FDA approval of a fast track/breakthrough product can include restrictions on the product’s use or distribution (such as permitting use only for specified medical conditions or limiting distribution to physicians or facilities with special training or experience). Approval of such designated products can be conditioned on additional clinical trials after approval.

Sponsors submit the results of preclinical studies and clinical trials to the FDA as part of an NDA or BLA. NDAs and BLAs must also contain extensive product manufacturing information and proposed labeling. Upon receipt, the FDA initially reviews the NDA or BLA to determine whether it is sufficiently complete to initiate a substantive review. If the FDA identifies deficiencies that would preclude substantive review, the FDA will refuse to accept the NDA or BLA and will inform the sponsor of the deficiencies that must be corrected prior to resubmission. If the FDA accepts the submission for review (then deemed a “filing”), the FDA typically completes the NDA or BLA review within a pre‑determined time frame. Under the Prescription Drug User Fee Act, the FDA agrees to review NDAs and BLAs under either a standard review or priority review. FDA procedures provide for priority review of NDAs and BLAs submitted for drugs that, compared to currently marketed products, if any, offer a significant improvement in the treatment, diagnosis or prevention of a disease. The FDA seeks to review NDAs and BLAs that are granted priority status more quickly than NDAs and BLAs given standard review status. The FDA’s stated policy is to act on 90% of priority NDAs and BLAs within eight months of receipt (or six months after filing, which occurs 60 days after NDA or BLA submission). Although the FDA historically has not met these goals, the agency has made significant improvements in the timeliness of the review process. NDA and BLA review often extends beyond anticipated completion dates due to FDA requests for additional data or clarification, the FDA’s decision to have an advisory committee review, and difficulties in scheduling an advisory committee meeting. The recommendations of an advisory committee are not binding on the FDA.

To obtain FDA approval to market a product, we must demonstrate that the product is safe and effective for the patient population that will be treated. If regulatory approval of a product is granted, the approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. Marketing or promoting a drug for an unapproved indication is prohibited. Furthermore, approval may entail requirements for post‑marketing studies or risk evaluation and mitigation strategies, including the need for patient and/or physician education, patient registries, medication or similar guides, or other restrictions on the distribution of the product. If an NDA or BLA does not satisfy applicable regulatory criteria, the FDA may deny approval of an NDA or BLA or may issue a complete response, and require, among other things, additional clinical data or analyses.

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

Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the United States, including the EU. The orphan legislation in the EU is available for therapies addressing conditions that affect five or fewer out of 10,000 persons, are life‑threatening or chronically debilitating conditions and for which no satisfactory treatment is authorized. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product does not justify maintenance of market exclusivity.

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

We and our third‑party manufacturers are subject to current Good Manufacturing Practices, which are extensive regulations governing manufacturing processes, including but not limited to stability testing, record keeping and quality standards as defined by the FDA and the European Medicines Agency. Similar regulations are in effect in other countries. Manufacturing facilities are subject to inspection by the applicable regulatory authorities. These facilities, whether our own or our contract manufacturers, must be inspected before we can use them in commercial manufacturing of our related products. We or our contract manufacturers may not be able to comply with applicable Good Manufacturing Practices and FDA or other regulatory requirements. If we or our contract manufacturers fail to comply, we or our contract manufacturers may be subject to legal or regulatory action, such as suspension of manufacturing, seizure of product, or voluntary recall of product. Furthermore, continued compliance with applicable Good Manufacturing Practices will require continual expenditure of time, money and effort on the part of us or our contract manufacturers in the areas of production and quality control and record keeping and reporting, in order to ensure full compliance.

Post‑Approval Regulation

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record‑keeping requirements, reporting of adverse experiences with the drug and other reporting, advertising and promotion restrictions. The FDA’s rules for advertising and promotion require, among other things, that our promotion be fairly balanced and adequately substantiated by clinical studies, and that we not promote our products for unapproved uses. We must also submit appropriate new and supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. On its own initiative, the FDA may require changes to the labeling of an approved drug if it becomes aware of new safety information that the agency believes should be included in the approved drug’s labeling. The FDA also enforces the requirements of the Prescription Drug Marketing Act, or PDMA, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.

In addition to inspections related to manufacturing, we are subject to periodic unannounced inspections by the FDA and other regulatory bodies related to the other regulatory requirements that apply to marketed drugs manufactured or distributed by us. The FDA also may conduct periodic inspections regarding our review and reporting of adverse events, or related to compliance with the requirements of the PDMA concerning the handling of drug samples. When the FDA conducts an inspection, the inspectors will identify any deficiencies they believe exist in the form of a notice of inspectional observations. The observations may be more or less significant. If we receive a notice of inspectional observations, we likely will be required to respond in writing, and may be required to undertake corrective and preventive actions in order to address the FDA’s concerns.

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

The FDA’s policies may change and additional government regulations may be enacted which could impose additional burdens or limitations on our ability to market products after approval. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations which could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation which might arise from future legislative or administrative action, either in the United States or abroad.

Marketing Exclusivity

The FDA may grant five years of exclusivity in the United States for the approval of NDAs for new chemical entities, and three years of exclusivity for supplemental NDAs, for among other things, new indications, dosages or dosage forms of an existing drug if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the supplemental application. Additionally, six months of marketing exclusivity in the United States is available if, in response to a written request from the FDA, a sponsor submits and the agency accepts requested information relating to the use of the approved drug in the pediatric population. The six month pediatric exclusivity is added to any existing patent or non‑patent exclusivity period for which the drug is eligible. Orphan drug products are also eligible for pediatric exclusivity if the FDA requests and the company completes pediatric clinical trials. Under the Biologics Price Competition and Innovation Act, the FDA may grant 12 years of data exclusivity for innovative biological products.

Health Law Compliance

In addition to FDA laws and regulations, we must also comply with various federal and state laws and regulations pertaining to healthcare “fraud and abuse” laws which govern, among other things, our relationships with healthcare providers, and organizations such as specialty pharmacies, wholesalers and group purchasing organizations relating to  the marketing and pricing of prescription drug products. Among these laws are anti‑kickback laws and false claims laws. Anti‑kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices could be challenged under anti‑kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. In addition, a number of states require that companies implement compliance programs or comply with industry ethics codes, adopt spending limits, and report to state governments any gifts, compensation, and other remuneration provided to physicians. The majority of states also have statutes or regulations similar to the federal anti‑kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Many pharmaceutical and other health care companies have been investigated and prosecuted for alleged violations of these laws. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs (including Medicare and Medicaid), criminal fines, and imprisonment. Companies that have chosen to settle these alleged violations have typically paid multi‑million dollar fines to the government and agreed to abide by corporate integrity agreements. Private individuals may bring similar actions.

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

Healthcare Reform and Reimbursement and Pricing Controls

There has been an increased focus on drug pricing in recent years in the United States. Although there are no direct government price controls over private sector purchases in the United States, there are rebates and other financial requirements for federal and state health care programs. The Medicare Modernization Act, enacted in December 2003, established the Medicare Part D outpatient prescription drug benefit, which is provided primarily through private entities that attempt to negotiate price concessions from pharmaceutical manufacturers. The health care reform legislation enacted in 2010, known as the Affordable Care Act, requires drug manufacturers to pay 50% of the Medicare Part D coverage gap, also known as the “donut hole,” on prescriptions for branded products filled when the beneficiary reaches this coverage. The Deficit Reduction Act of 2005 resulted in changes to the way drug prices are reported to the government and the formula using such information to calculate the required Medicaid rebates. The Affordable Care Act increased the minimum basic Medicaid rebate for branded prescription drugs from 15.1% to 23.1% and requires pharmaceutical manufacturers to pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees. In addition, the Affordable Care Act increased the additional Medicaid rebate on “line extensions” (such as extended release formulations) of solid oral dosage forms of branded products, revised the definition of average manufacturer price by changing the classes of purchasers included in the calculation, and expanded the entities eligible for discounted pricing under the federal 340B drug pricing program. Current orphan drugs are excluded from the expanded 340B hospitals eligible for discounts.

The Affordable Care Act imposes a significant annual fee on companies that manufacture or import branded prescription drug products. The fee (which is not deductible for federal income tax purposes) is based on the manufacturer’s market share of sales of branded drugs and biologics (excluding orphan drugs) to, or pursuant to coverage under, specified U.S. government programs. The Affordable Care Act also contains a number of provisions, including provisions governing the way that health care is financed by both governmental and private insurers, enrollment in federal health care programs, reimbursement changes, the increased use of comparative effectiveness research in health care decision‑making, and enhancements to fraud and abuse requirements and enforcement, that are affecting existing government health care programs and will result in the development of new programs. The Affordable Care Act also contains requirements for manufacturers to publicly report certain payments or other transfers of value made to physicians and teaching hospitals. We are unable to predict the future course of federal or state health care legislation and regulations, including regulations that will be issued to implement provisions of the Affordable Care Act. The Affordable Care Act and further changes in the law or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, financial condition and results of operations and cash flows.

Public and private health care payers control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payers also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. Payers may require physicians to seek approval from them before a product will be reimbursed or covered, commonly referred to as prior authorization. In particular, many public and private health care payers limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare Part D coverage for oncology drugs, the Medicare Modernization Act, with certain exceptions, provides for Medicare coverage of unapproved uses of an FDA‑approved drug if the unapproved use is reasonable and necessary and is supported by one or more citations in CMS‑approved compendia, such as the National Comprehensive Cancer Network Drugs and Biologics Compendium. Different pricing and reimbursement schemes exist in other countries. For example, in the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits and may limit or restrict reimbursement. The downward pressure on health care costs in general, and prescription drugs in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the actions of the National Institute for Clinical Excellence in the United Kingdom, which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross‑border imports from low‑priced markets (parallel imports) exert a commercial pressure on pricing within a country.

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

Manufacturing of our Products

Our supply chain for manufacturing raw materials, API and drug product ready for distribution and commercialization is a multi‑step international process. Establishing and managing the supply chain requires a significant financial commitment and the creation and maintenance of numerous third‑party contractual relationships.

We contract with third parties to manufacture our drug candidates and JAKAFI for clinical and commercial purposes. Third‑party manufacturers supply us with raw materials, and other third‑party manufacturers convert these raw materials into API or convert the API into final dosage form. For most of our drug candidates, once our raw materials are produced, we rely on one third party to manufacture the API, another to make finished drug product and a third to package and label the finished product. For ruxolitinib phosphate, the API for JAKAFI, we have two qualified third‑party contract manufacturers from which we can source drug substance.

We also rely on third‑party contract manufacturers to tablet or capsulate all of our active pharmaceutical ingredients for clinical and commercial uses. For JAKAFI, we have two qualified third‑party manufacturers from which we can source commercial product.

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

We have established a quality assurance program intended to ensure that our third‑party manufacturers and service providers produce materials and provide services, when applicable, in accordance with the FDA’s current Good Manufacturing Practices and other applicable regulations.

For our future products, we intend to continue to establish third‑party suppliers to manufacture sufficient quantities of our drug candidates to undertake clinical trials and to manufacture sufficient quantities of any product that is approved for commercial sale. If we are unable to contract for large scale manufacturing with third parties on acceptable terms for our future products or develop manufacturing capabilities internally, our ability to conduct large scale clinical trials and meet customer demand for commercial products will be adversely affected.

Third‑party Manufacturers

Our third‑party manufacturers are independent entities, under contract with us, who are subject to their own unique operational and financial risks which are out of our control. If we or any of our third‑party manufacturers fail to perform as required, this could impair our ability to deliver our products on a timely basis or cause delays in our clinical trials and applications for regulatory approval. To the extent these risks materialize and affect their performance obligations to us, our financial results may be adversely affected.

We believe the technology used to manufacture our products is proprietary. For products manufactured by our third‑party manufacturers, we have licensed the necessary aspects of this manufacturing technology that we believe is proprietary to us to enable them to manufacture the products for us. We have agreements with these third‑party manufacturers that are intended to restrict these manufacturers from using or revealing our technology, but we cannot be certain that these third‑party manufacturers will comply with these restrictions.

While we believe there are multiple third parties capable of providing most of the materials and services we need in order to manufacture ruxolitinib phosphate and distribute JAKAFI, and that supply of materials that cannot be second‑sourced can be managed with inventory planning, there is always a risk that we may underestimate demand, and that our manufacturing capacity through third‑party manufacturers may not be sufficient. In addition, because of the significant lead times involved in our supply chain for ruxolitinib phosphate, we may have less flexibility to adjust our supply in response to changes in demand than if we had shorter lead times.

Access to Supplies and Materials

Our third‑party manufacturers need access to certain supplies and products to manufacture JAKAFI and our drug candidates. If delivery of material from their suppliers were interrupted for any reason or if they are unable to purchase sufficient quantities of raw materials used to manufacture JAKAFI and our drug candidates, they may be unable to ship JAKAFI for commercial supply or to supply our drug candidates in development for clinical trials. For example, currently raw materials used to manufacture ruxolitinib phosphate, the API in JAKAFI, are supplied by Chinese‑based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our products to meet market needs and have a material and adverse effect on our operating results.

Agenus

Under our collaboration with Agenus, Agenus has primary responsibility for manufacturing activities, including selecting and monitoring third‑party manufacturers. Manufacturing antibodies and products containing antibodies is a more complex process than manufacturing small molecule drugs and subject to additional risks. The process of manufacturing antibodies and products containing antibodies is highly susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Research and Development

Since our inception, we have made substantial investments in research and technology development. During the years ended December 31, 2015,  2014 and 2013, we incurred research and development expenses of $479.5 million, $347.5 million and $260.4 million, respectively.

Human Resources

As of December 31, 2015, we had 692 employees, including 415 in research and development, 32 in medical affairs, 127 in sales and marketing and 118 in operations support, finance and administrative positions. Of these employees, 203 employees have advanced technical degrees, including 26 MDs and 177 doctorate degrees. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Available Information

We were incorporated in Delaware in 1991 and our website is located at www.incyte.com. We make available free of charge on our website our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10‑K.

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

JAKAFI is our first product to be approved for sale in the United States. It was approved by the U.S. Food and Drug Administration, or FDA, in November 2011 for the treatment of patients with intermediate or high‑risk myelofibrosis and in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled polycythemia vera. Although we have received regulatory approval for these indications, such approval does not guarantee future revenues. The commercial success of JAKAFI and our ability to generate and maintain revenues from the sale of JAKAFI will depend on a number of factors, including:

•

the number of patients with intermediate or high‑risk myelofibrosis or uncontrolled polycythemia vera who are diagnosed with the disease and the number of such patients that may be treated with JAKAFI;

•	the acceptance of JAKAFI by patients and the healthcare community;
•	whether physicians, patients and healthcare payors view JAKAFI as therapeutically effective and safe relative to cost and any alternative therapies;
•	the ability to obtain and maintain sufficient coverage or reimbursement by third‑party payors;
•	the ability of our third‑party manufacturers to manufacture JAKAFI in sufficient quantities with acceptable quality;
•	the ability of our company and our third‑party providers to provide marketing and distribution support for JAKAFI;
•	the label and promotional claims allowed by the FDA;
•	the maintenance of regulatory approval for the approved indications in the United States; and
•	our ability to develop, obtain regulatory approval for and commercialize ruxolitinib in the United States for additional indications.

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

We may not be able to sell JAKAFI on a profitable basis or our profitability may be reduced if we are required to sell JAKAFI at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. JAKAFI is expensive and almost all patients will require some form of third party coverage to afford its cost. Our future revenues and profitability will be adversely affected if we cannot depend on government and other third‑party payors to defray the cost of JAKAFI to the patient. In the United States, there have been, and we expect there will continue to be, efforts to control and reduce healthcare costs. Government and other third‑party payors are challenging the prices charged for healthcare products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs. If these entities refuse to provide coverage and reimbursement with respect to JAKAFI, determine to provide a lower level of coverage and reimbursement than anticipated, or reduce previously approved levels of coverage and reimbursement, then our pricing or reimbursement for JAKAFI may be affected and our product sales, results of operations or financial condition could be harmed.

We depend upon a limited number of specialty pharmacies and wholesalers for a significant portion of any revenues from JAKAFI, and the loss of, or significant reduction in sales to, any one of these specialty pharmacies or wholesalers could adversely affect our operations and financial condition.

We sell JAKAFI primarily to specialty pharmacies and wholesalers. Specialty pharmacies dispense JAKAFI to patients in fulfillment of prescriptions and wholesalers sell JAKAFI to hospitals and physician offices. We do not promote JAKAFI to specialty pharmacies or wholesalers, and they do not set or determine demand for JAKAFI. Our ability to successfully commercialize JAKAFI will depend, in part, on the extent to which we are able to provide adequate distribution of JAKAFI to patients. Although we have contracted with a number of specialty pharmacies and wholesalers, they are expected generally to carry a very limited inventory and may be reluctant to be part of our distribution network in the future if demand for the product does not increase. Further, it is possible that these specialty pharmacies and wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to carry smaller volume products such as JAKAFI, or lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative channels to distribute JAKAFI on relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace any such specialty pharmacy or wholesaler. The loss of any large specialty pharmacy or wholesaler as part of our distribution network, a significant reduction in sales we make to specialty pharmacies or wholesalers, or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will not be able to successfully commercialize JAKAFI.

Prior to our commercialization of JAKAFI, we had no experience selling and marketing drug products and with pricing and obtaining adequate third‑party reimbursement for drug products. Under our collaboration and license agreement with Novartis, we have retained commercialization rights to JAKAFI in the United States. We have established commercial capabilities in the United States, but cannot guarantee that we will be able to maintain our own capabilities or enter into and maintain any marketing, distribution or third‑party logistics agreements with third‑party providers on acceptable terms, if at all. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell JAKAFI. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time‑consuming. Competition for personnel with experience in sales and marketing can be high. Our expenses associated with building and maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of JAKAFI.

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

We cannot guarantee that we will be able to maintain regulatory approval to market JAKAFI in the United States. If we do not maintain our regulatory approval to market JAKAFI, our results of operations will be materially harmed. We and our collaborators, third‑party manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA and other federal and state agencies. These regulations continue to apply after product marketing approval, and cover, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, risk mitigation, and adverse event reporting requirements.

Our commercialization of JAKAFI is subject to post‑regulatory approval product surveillance, and JAKAFI may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing for JAKAFI, and JAKAFI may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity.

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

Previously unknown risks and adverse effects of JAKAFI may also be discovered in connection with unapproved, or off‑label, uses of JAKAFI. We are prohibited by law from promoting or in any way supporting or encouraging the promotion of JAKAFI for off‑label uses, but physicians are permitted to use products for off‑label purposes. In addition, we are studying and expect to continue to study JAKAFI in diseases for potential additional indications in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for intermediate or high‑risk myelofibrosis or uncontrolled polycythemia vera and as JAKAFI is studied in or used by patients for off‑label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of JAKAFI, reformulate JAKAFI or make changes and obtain new approvals. We may also experience a significant drop in the sales of JAKAFI, experience harm to our reputation and the reputation of JAKAFI in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent sales of JAKAFI or substantially increase the costs and expenses of commercializing JAKAFI.

Patients who have been enrolled in our clinical trials or who may use JAKAFI in the future often have severe and advanced stages of disease and known as well as unknown significant pre‑existing and potentially life‑threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to JAKAFI. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market JAKAFI, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to JAKAFI, the investigation into the circumstance may be time consuming or inconclusive. These investigations may interrupt our sales efforts, impact and limit the type of regulatory approvals JAKAFI receives or maintains, or delay the regulatory approval process for our collaborator Novartis in other countries.

Factors similar to those listed above also apply to our collaboration partner Novartis for jurisdictions outside the United States.

If we market JAKAFI in a manner that violates various federal and state health care related laws and regulations, we may be subject to civil or criminal penalties.

In addition to FDA and related regulatory requirements, we are subject to health care “fraud and abuse” laws, such as the federal False Claims Act, the anti‑kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti‑kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally‑ or state‑financed health care programs. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities.

Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such off‑label uses. We market JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera and provide promotional materials to physicians regarding the use of JAKAFI for these indications. Although we believe that our promotional materials for physicians do not constitute off‑label promotion of JAKAFI, the FDA or other agencies may disagree. If the FDA or another agency determines that our promotional materials or other activities constitute off‑label promotion of JAKAFI, it could request that we modify our promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.

The majority of states also have statutes or regulations similar to the federal anti‑kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In recent years, several states and localities, including California, Connecticut, the District of Columbia, Massachusetts, Minnesota, Nevada, New Mexico, Texas, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Additionally, as part of the Patient Protection and Affordable Care Act, the federal government has enacted the Physician Payment Sunshine provisions. The Sunshine provisions require manufacturers to publicly report certain payments or other transfers of value made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity. See also “—Other Risks Relating to our Business—If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business” below.

Our business operates in an extremely competitive environment.

The pharmaceutical and biotechnology industries in which we operate are highly competitive. Our present and potential competitors could include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. For example, Gilead Sciences, Inc. has a drug candidate in Phase III clinical trials for the treatment of myelofibrosis. We are also aware of companies that have initiated or are planning to initiate clinical trials for the treatment of diseases that we are also targeting.  Some of these present and potential competitors could have considerably greater resources than we have, enabling them, among other things, to make greater research and development and marketing investments or to engage in price competition. We also experience competition in drug discovery and development from universities and other research institutions, and we compete with others in acquiring technology from these sources. The pharmaceutical industry has undergone, and is expected to continue to undergo, rapid and significant technological change and we expect competition to intensify as technical advances are made and become more widely known. The development of products or processes by our competitors with significant advantages over those that we are developing could adversely affect our future revenues and profitability.

Competition for JAKAFI from generic products could potentially harm our business and result in a decrease in our revenue.

As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application, or ANDA.  JAKAFI was approved pursuant to a New Drug Application, or NDA, by the FDA on November 16, 2011.  The four-year period after which a generic manufacturer may file an ANDA and challenge the patents related to JAKAFI expired on November 16, 2015.  Since the Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products, generic manufacturers may target JAKAFI and challenge our related U.S. patent rights as early as the fourth quarter of 2015.  There can be no assurance that our patents will be upheld or that any litigation in which we might engage with any such generic manufacturer would be successful in protecting JAKAFI’s exclusivity.  The entry of a generic version of JAKAFI could result in a decrease in JAKAFI sales and have a material adverse effect on our operating results and business.

OTHER RISKS RELATING TO OUR BUSINESS

We may be unsuccessful in our efforts to discover and develop drug candidates and commercialize drug products.

None of our drug candidates, other than JAKAFI/JAKAVI, has received regulatory approval. Our ability to discover and develop drug candidates and to commercialize additional drug products will depend on our ability to:

•	hire and retain key employees;
•	identify high quality therapeutic targets;
•	identify potential drug candidates;
•	develop products internally or license drug candidates from others;
•	identify and enroll suitable human subjects, either in the United States or abroad, for our clinical trials;
•	complete laboratory testing;
•	commence, conduct and complete safe and effective clinical trials on humans;
•	obtain and maintain necessary intellectual property rights to our products;
•	obtain and maintain necessary regulatory approvals for our products, both in the United States and abroad;
•	enter into arrangements with third parties to provide services or to manufacture our products on our behalf;
•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions in compliance with all applicable laws;
•	obtain appropriate coverage and reimbursement levels for the cost of our products from governmental authorities, private health insurers and other third‑party payors;
•	lease facilities at reasonable rates to support our growth; and
•	enter into arrangements with third parties to license and commercialize our products.

We have limited experience with the activities listed above and may not be successful in discovering, developing, or commercializing drug products. Discovery and development of drug candidates are expensive, uncertain and time‑consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. Of the compounds or biologics that we identify as potential drug products or that we may in‑license from other companies, including potential products for which we are conducting clinical trials, only a few, if any, are likely to lead to successful drug development programs and commercialized drug products.

We depend heavily on the success of our most advanced drug candidates. We might not be able to commercialize any of our drug candidates successfully, and we may spend significant time and money attempting to do so.

We have invested significant resources in the development of our most advanced drug candidates. Ruxolitinib had been in Phase III clinical trials for the treatment of advanced or metastatic pancreatic cancer, as well as in other clinical trials. Epacadostat is expected to commence Phase III clinical trials later in 2016.  Further, we have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons.  For example, we have recently decided to discontinue the studies of ruxolitinib in pancreatic cancer and solid tumors and INCB 39110 in pancreatic cancer.  If a product is developed but not approved or marketed, we may have spent significant amounts of time and money on it, which could adversely affect our operating results and financial condition as well as our business plans.

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

Completion of clinical trials may take several years and failure may occur at any stage of testing. The length of time required varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Interim results of a preclinical test or clinical trial do not necessarily predict final results, and acceptable results in early clinical trials may not be repeated in later clinical trials. For example, a drug candidate that is successful at the preclinical level may cause harmful or dangerous side effects when tested at the clinical level. Our rate of commencement and completion of clinical trials may be delayed, and our existing clinical trials may be stopped, due to many potential factors, including:

•	the high degree of risk and uncertainty associated with drug development;
•	our inability to formulate or manufacture sufficient quantities of materials for use in clinical trials;
•	variability in the number and types of patients available for each study;
•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
•	unforeseen safety issues or side effects;
•	poor or unanticipated effectiveness of drug candidates during the clinical trials; or
•	government or regulatory delays.

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

Compounds or biologics developed by us or with or by our collaborators and licensees may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. For example, in January 2016, a Phase II trial that was evaluating ruxolitinib in combination with regorafenib in patients with relapsed or refractory metastatic colorectal cancer and high C-reactive protein was stopped early after a planned analysis of interim efficacy data determined that the likelihood of the trial meeting its efficacy endpoint was insufficient.    In addition, in February 2016, we made a decision to discontinue our JANUS 1 study, our JANUS 2 study, our other studies of ruxolitinib in colorectal, breast and lung cancer, and our study of INCB39110 in pancreatic cancer after a planned analysis of interim efficacy data of JANUS 1 demonstrated that ruxolitinib plus capecitabine did not show a sufficient level of efficacy to warrant continuation. If clinical trials of any of our compounds or biologics are stopped for safety, efficacy or other reasons or fail to meet their respective endpoints, our overall development plans, business, prospects, expected operating results and financial condition could be materially harmed and the value of our company could be negatively affected.  Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks associated with the FDA approval process described above and may also include additional risks. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require us to perform additional testing and expend additional resources. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA.

We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.

We have licensed to Novartis rights to ruxolitinib outside of the United States and worldwide rights to our c‑MET inhibitor compounds and licensed to Lilly worldwide rights to baricitinib. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. Under the terms of our agreements with these collaborators, we have no or limited control over the further clinical development of these drug candidates and any revenues we may receive if these drug candidates receive regulatory approval and are commercialized will depend primarily on the development and commercialization efforts of others.

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

Even if any of our drug candidates receives regulatory approval, it could be subject to post‑regulatory surveillance, and may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing, and the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive or because third parties such as insurance companies or Medicare have not approved it for substantial reimbursement. In addition, we may decide not to continue to commercialize a product if competitors develop and commercialize similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

Any approved drug product that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community.

Even if we are successful in gaining regulatory approval of any of our drug candidates in addition to JAKAFI, we may not generate significant product revenues and we may not become profitable if these drug products do not achieve an adequate level of acceptance. Physicians may not recommend our drug products until longer‑term clinical data or other factors demonstrate the safety and efficacy of our drug products as compared to other alternative treatments. Even if the clinical safety and efficacy of our drug products is established, physicians may elect not to prescribe these drug products for a variety of reasons, including the reimbursement policies of government and other third‑party payors and the effectiveness of our competitors in marketing their products.

Market acceptance of our drug products, if approved for commercial sale, will depend on a number of factors, including:

•	the willingness and ability of patients and the healthcare community to use our drug products;
•	the ability to manufacture our drug products in sufficient quantities with acceptable quality and to offer our drug products for sale at competitive prices;
•

the perception of patients and the healthcare community, including third‑party payors, regarding the safety, efficacy and benefits of our drug products compared to those of competing products or therapies;

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

We do not currently operate manufacturing facilities for clinical or commercial production of JAKAFI and our other drug candidates. We currently hire third parties to manufacture the raw materials, active pharmaceutical ingredient, or API, and finished drug product of JAKAFI and our other drug candidates for clinical trials. In addition, we expect to continue to rely on third parties for the manufacture of commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. For JAKAFI and most of our drug candidates, we hire third parties to manufacture the raw materials, API and finished drug product.  We also hire third parties to package and label the finished product. The FDA requires that the raw materials, API and finished product for JAKAFI and our other drug candidates be manufactured according to its current Good Manufacturing Practices regulations and regulatory authorities in other countries have similar requirements. There are only a limited number of manufacturers that comply with these requirements. Failure to comply with current Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our drug candidates and products could result in the FDA or foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, enforcing product recalls or other enforcement actions, which could have a material adverse effect on our business.

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

Under our collaboration with Agenus, Agenus has primary responsibility for manufacturing activities, including selecting and monitoring third‑party manufacturers. Manufacturing antibodies and products containing antibodies is a more complex process than manufacturing small molecule drugs and subject to additional risks. The process of manufacturing antibodies and products containing antibodies is highly susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.

Our activities, and the activities of our collaborators, partners and third‑party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, impermissible off‑label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the Foreign Corrupt Practices Act and similar anti‑bribery or anti‑corruption laws, or violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, collaborators, partners or third‑party providers that would violate the laws or regulations of the jurisdictions in which we operate. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our drug candidates. Our ability to generate revenues will be diminished if we are unable to obtain an adequate level of reimbursement from private insurers, government insurance programs or other third‑party payors of health care costs, which could be affected by recent healthcare reform legislation.

Our ability to commercialize our drug candidates successfully will depend in part on the extent to which adequate reimbursement levels for the cost of our products and related treatment are obtained from third‑party payors, such as private insurers, government insurance programs, including Medicare and Medicaid, health maintenance organizations (HMOs) and other health care related organizations.

In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare and other federal health care programs. Comprehensive reforms to the U.S. healthcare system were recently enacted, including changes to the methods for, and amounts of, Medicare reimbursement. These reforms could significantly reduce payments from Medicare and Medicaid. Reforms or other changes to these payment systems, may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third‑party payors for our drug candidates. Some of these changes and proposed changes could result in reduced reimbursement rates, which could reduce the price that we or any of our collaborators or licensees receive for any products, if commercialized, in the future, and which would adversely affect our business strategy, operations and financial results. Further federal and state proposals to regulate prices of pharmaceutical products and other health care reforms are possible, which could limit the prices that can be charged for any of our drug candidates and may further limit the commercial viability of our drug candidates. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. If reimbursement for our products, if commercialized, is unavailable, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. There may be future changes that result in reductions in current coverage and reimbursement levels for our drug candidates, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

Third‑party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States, the organizations for which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products. Adoption of our drug candidates by the medical community may be limited without adequate reimbursement for our products. Cost control initiatives may decrease coverage and payment levels for our drug candidates and, in turn, the price that we will be able to charge for any product, if commercialized. Our drug candidates may not be considered cost‑effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a profitable basis. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to our drug candidates.

The continuing efforts of third‑party payors to contain or reduce the costs of health care, any denial of private or government payor coverage or inadequate reimbursement for our drug candidates could materially and adversely affect our business strategy, operations, future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers, collaborators and licensees and the availability of capital.

As our drug discovery and development operations are conducted at our headquarters in Wilmington, Delaware, the loss of access to this facility would negatively impact our business.

Our facility in Wilmington, Delaware is our headquarters and is also where we conduct all of our drug discovery, research, development and marketing activities. In addition, natural disasters or actions of activists opposed to aspects of pharmaceutical research may disrupt our experiments or our ability to access or use our facility. The loss of access to or use of our Wilmington, Delaware, facility, either on a temporary or permanent basis would result in an interruption of our business and, consequently, would adversely affect our overall business.

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

We plan to continue to expand our operations and conduct certain development activities in Europe. We have limited experience with conducting activities outside of the United States. International operations and business expansion plans are subject to numerous additional risks, including:

•

multiple, conflicting and changing laws and regulations such as tax laws, privacy regulations, export and import restrictions, employment, immigration and labor laws, regulatory requirements, and other governmental approvals, permits and licenses;

•	difficulties in staffing and managing foreign operations;
•	risks associated with obtaining and maintaining, or the failure to obtain or maintain, regulatory approvals for the sale or use of our products in various countries;
•	complexities associated with managing government payor systems, multiple payor‑reimbursement regimes or patient self‑pay systems;
•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
•	general political and economic conditions in the countries in operate, including terrorism and political unrest, curtailment of trade and other business restrictions;
•

regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti‑bribery provisions, or similar anti‑bribery or anti‑corruption laws and regulations;

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

We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2014. Because of those losses, we had an accumulated deficit of $1.8 billion as of December 31, 2015. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2016 and in future periods as well.

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

We may need additional capital in the future. If we are unable to generate sufficient funds from operations, the capital markets may not permit us to raise additional capital at the time that we require it, which could result in limitations on our research and development or commercialization efforts or the loss of certain of our rights in our technologies or drug candidates.

Our future funding requirements will depend on many factors and we anticipate that we may need to raise additional capital to fund our business plan and research and development efforts going‑forward and to repay our indebtedness.

Additional factors that may affect our future funding requirements include:

•	the amount of revenues generated from our business activities;

•	any changes in the breadth of our research and development programs;
•	the results of research and development, preclinical testing and clinical trials conducted by us or our current or future collaborators or licensees, if any;
•	our exercise of any co‑development options with collaborators that may require us to fund future development;
•	the acquisition of businesses, technologies, or drug candidates, or the licensing of technologies or drug candidates, if any;
•	costs for future facility requirements;
•	our ability to maintain and establish new corporate relationships and research collaborations;
•	competing technological and market developments;
•	the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims;
•	the receipt of contingent licensing or milestone fees or royalties on product sales from our current or future collaborative and license arrangements, if established; and
•	the timing of regulatory approvals, if any.

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

As of December 31, 2015, the aggregate principal amount of our total consolidated debt was $749.8 million and our stockholders’ equity was $171.2 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of December 31, 2015,  $375.0 million aggregate principal amount of our 0.375% convertible senior notes due 2018 was outstanding and due in November 2018. Annual interest payments for our 0.375% convertible senior notes through 2018, assuming that none of these notes are converted, repurchased or exchanged, are $1.4 million. As of December 31, 2015,  $374.8 million aggregate principal amount of our 1.25% convertible senior notes due 2020 was outstanding and due in November 2020. Annual interest payments for our 1.25% convertible senior notes through 2020, assuming that none of these notes are converted, repurchased or exchanged, are $4.7 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our convertible senior notes, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

Any loss in value of our long term investments could adversely affect our financial position on the consolidated balance sheets and consolidated statements of operations.

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

We derived substantially all of our revenues for the year ended December 31, 2015 from JAKAFI product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

We may be involved in future lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights or contract violations. In addition, litigation or other legal proceedings may be necessary to:

•	assert claims of infringement;
•	enforce our patents or trademarks;
•	protect our trade secrets or know‑how; or
•	determine the enforceability, scope and validity of the proprietary rights of others.

We may be unsuccessful in defending or pursuing these lawsuits, claims or other legal proceedings. Regardless of the outcome, litigation or other legal proceedings can be very costly and can divert management’s efforts. An adverse determination may subject us to significant liabilities or require us or our collaborators or licensees to seek licenses to other parties’ patents or proprietary rights. We or our collaborators or licensees may also be restricted or prevented from manufacturing or selling a drug or other product that we or they develop. Further, we or our future collaborators or licensees may not be able to obtain any necessary licenses on acceptable terms, if at all. If we are unable to develop non‑infringing technology or license technology on a timely basis or on reasonable terms, our business could be harmed.

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

Additionally, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a drug candidate in‑licensed to us or subject to a collaboration with a third party, the protection of the intellectual property rights may not be in our hands. If we do not control the intellectual property rights in‑licensed to us with respect to a drug candidate and the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize the in‑licensed drug candidate.

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

The value of our patents depends in part on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that we obtain and may decrease the revenues we derive from our patents. The United States patent laws were amended in 1995 to change the term of patent protection from 17 years from patent issuance to 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology applications may be more than three years depending on the subject matter, a 20‑year patent term from the filing date may result in substantially shorter patent protection.

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

Other changes in the United States patent laws or changes in the interpretation of patent laws could diminish the value of our patents or narrow the scope of our patent protection. For example, the Supreme Court of the United States recently ruled that isolated DNA sequences cannot be patented. Although we no longer receive significant revenues generated from our former information products business, the majority of our gene patent portfolio from that business consists of patents on isolated DNA sequences, and this ruling limits our ability to derive additional revenues from our gene patent portfolio. Additionally, the Supreme Court recently resolved a split among the circuit courts of appeals regarding antitrust challenges to settlements of patent infringement lawsuits under the Hatch‑Waxman Act between brand‑name drug companies and generic drug companies. The Court rejected the “scope of the patent” test and ruled that settlements involving “reverse payments” from brand‑name drug companies to generic drug companies should be analyzed under the rule of reason. This ruling may create uncertainty and make it more difficult to settle patent litigation if a company seeking to manufacture a generic version of one of our products challenges the patents covering that product prior to the expiration date of those patents.

International patent protection is particularly uncertain and costly, and our involvement in opposition proceedings in foreign countries may result in the expenditure of substantial sums and management resources.

Biotechnology and pharmaceutical patent law outside the United States is even more uncertain and costly than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We have participated, and may in the future participate, in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts. For example, there is a patent opposition proceeding in India against our Indian patent that covers the composition of matter and use of certain Janus Kinase inhibitors, including ruxolitinib phosphate, for the treatment of myeloid proliferative disorders, cancer, immune‑related diseases, skin disorders, and other diseases. Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and allow third parties to use our proprietary technologies without a license from us or our collaborators, which may also result in loss of future royalty payments. In addition, successful challenges may jeopardize or delay our ability to enter into new collaborations or commercialize potential products, which could harm our business and results of operations.

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

In addition, our systems are potentially vulnerable to data security breaches–whether by employees or others–which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, business partners and others.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Our corporate headquarters is in Wilmington, Delaware, which is where our drug discovery and development operations are also located. As of December 31, 2015, we had a 15 year lease agreement for approximately 190,000 square feet of laboratory and office space in Wilmington, Delaware.    In August 2015, we entered into an agreement to purchase the leased land and office building for approximately $79.9 million. The agreement contains customary representations and warranties regarding the property and closing of the acquisition is subject to certain standard closing conditions.  Closing of the acquisition is anticipated in  the first quarter of 2016.

Effective January 1, 2016, we have a 3 year lease agreement for approximately 112,000 square feet of office space in Chadds Ford, Pennsylvania.

Item 3.  Legal Proceedings

None

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Our executive officers are as follows:

Hervé Hoppenot, age 56, joined Incyte as President and Chief Executive Officer and a Director, in January 2014 and was appointed Chairman of the Board in May 2015. Mr. Hoppenot served as the President of Novartis Oncology, Novartis Pharmaceuticals Corporation, the U.S. subsidiary of Novartis AG, a pharmaceutical company, from January 2010 to January 2014. Prior to that, Mr. Hoppenot served in other executive positions at Novartis Pharmaceuticals Corporation, serving from September 2006 to January 2010 as Executive Vice President, Chief Commercial Officer of Novartis Oncology and Head of Global Product Strategy & Scientific Development of Novartis Pharmaceuticals Corporation and from 2003 to September 2006 as Senior Vice President, Head of Global Marketing of Novartis Oncology. Prior to joining Novartis, Mr. Hoppenot served in various increasingly senior roles at Aventis S.A. (formerly Rhône‑Poulenc S.A.), a pharmaceutical company, including as Vice President Oncology US of Aventis Pharmaceuticals, Inc. from 2000 to 2003 and Vice President US Oncology Operations of Rhone‑Poulenc Rorer Pharmaceuticals, Inc. from 1998 to 2000. Mr. Hoppenot holds a Diploma from ESSEC International Business School.

Barry P. Flannelly, age 58,  has served as Executive Vice President and General Manager US since June 2015 and joined Incyte as Executive Vice President, Business Development and Strategic Planning in August 2014. Prior to joining Incyte, he served as Chief Executive Officer of OSS Healthcare Inc., a biotechnology start‑up company, from August 2013 to July 2014. He served as Vice President, Global Product Strategy and Commercial Planning of Nektar Therapeutics, a biopharmaceutical company, from April 2011 until April 2013 and as Senior Vice President, Commercial, of Onyx Pharmaceuticals, Inc., a biopharmaceutical company, from August 2008 until January 2011. Prior thereto, Dr. Flannelly held key positions at biopharmaceutical and pharmaceutical companies such as Abraxis BioScience, Inc. and Novartis. Dr. Flannelly earned his doctorate in pharmacy from the University of Maryland, School of Pharmacy, his master’s degree in business administration from the University of Baltimore, and his B.S. degree in Pharmacy from Massachusetts College of Pharmacy.

David W. Gryska, age 59, joined Incyte as Executive Vice President and Chief Financial Officer in October 2014. Prior to joining Incyte, Mr. Gryska served as an independent consultant and as a member of several public company boards of directors. Mr. Gryska served as the Chief Operating Officer and a Director of Myrexis, Inc., a biotechnology company, from May 2012 to December 2012. From December 2006 to October 2010, Mr. Gryska served as Senior Vice President and Chief Financial Officer of Celgene Corporation, a biopharmaceutical company. From October 2004 to December 2006, Mr. Gryska was a principal at Strategic Consulting Group. Previously, Mr. Gryska served at Scios, Inc., a biopharmaceutical company, as Senior Vice President and Chief Financial Officer from 2000 to 2004, and as Vice President of Finance and Chief Financial Officer from 1998 to 2000. From 1993 to 1998, Mr. Gryska served as Vice President, Finance and Chief Financial Officer at Cardiac Pathways. Prior to Cardiac Pathways, Mr. Gryska served as a partner at Ernst & Young LLP. Mr. Grsyka is a CPA, and Mr. Gryska holds a B.A. in Accounting and Finance from Loyola University and an M.B.A. from Golden Gate University.

Reid M. Huber, age 44,  has served as Executive Vice President, Chief Scientific Officer since April 2014. Dr. Huber joined Incyte as Associate Director, Applied Technology in January 2002 and held roles of increasing responsibility in both drug discovery and clinical development at Incyte.  Prior to joining Incyte, Dr. Huber held scientific research positions with DuPont Pharmaceuticals Company from 1998 to 2002. Dr. Huber held intramural pre‑doctoral and post‑doctoral fellowships at the National Institutes of Health from 1997‑1998. Dr. Huber received his B.S. in biochemistry/molecular genetics from Murray State University and his Ph.D. in molecular genetics from Washington University.

Richard S. Levy, M.D., age 58, has served as Executive Vice President and Chief Drug Development Officer since January 2009 and joined Incyte as Senior Vice President of Drug Development in August 2003. Prior to joining Incyte, Dr. Levy held positions of increasing responsibility in drug development, clinical research and regulatory affairs at Celgene Corporation, from 2002 to 2003, DuPont Pharmaceuticals Company, from 1997 to 2002, and Sandoz (now part of Novartis), from 1991 to 1997. Prior to joining the pharmaceutical industry, Dr. Levy was Assistant Professor of Medicine at the UCLA School of Medicine. Dr. Levy is Board Certified in Internal Medicine and Gastroenterology and received his A.B. in Biology from Brown University and his M.D. from the University of Pennsylvania.

Eric H. Siegel, age 51,  has served as Executive Vice President and General Counsel since August 2011 and joined Incyte as the Chief Compliance Officer in October 2010. Prior to joining Incyte, from April 2009 to October 2011, he was Chief Compliance Officer at EMD Serono, Inc., a privately‑held biotechnology company. From 2007 to 2009 he served as General Counsel for Solstice Neurosciences, Inc., also a privately‑held biotechnology company. He was Vice President, Deputy General Counsel and Chief Compliance Officer at Cephalon, Inc. from 2004 to 2007. Mr. Siegel holds a B.A. from Franklin and Marshall College, his M.B.A from Temple University and his J.D. from the University of Pennsylvania.

Paula J. Swain, age 58, has served as Executive Vice President, Human Resources since August 2002 and joined Incyte as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol‑Myers Squibb Company from October 2001 to January 2002, after it acquired DuPont Pharmaceuticals Company. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

Wenqing Yao, age 53,  has served as Executive Vice President, Medicinal and Process Chemistry since October 2014. Dr. Yao joined Incyte as Director, Chemistry in February 2002 and held roles of increasing responsibility at Incyte.  Prior to joining Incyte, Dr. Yao held scientific research positions with DuPont Pharmaceuticals and Bristol‑Myers Squibb Company from 1996 to 2002. Dr. Yao received his B.S. in chemistry from Xuzhou Normal University, his M.S. in organic chemistry from NanKai University and his Ph.D. in organic/medicinal chemistry from the University of Pennsylvania.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $.001 par value per share, is traded on The NASDAQ Global Select Market (Nasdaq) under the symbol “INCY.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on Nasdaq as reported in its consolidated transaction reporting system.

	High	Low
2014
First Quarter	$70.86	$49.66
Second Quarter	58.34	40.30
Third Quarter	57.34	45.06
Fourth Quarter	80.78	43.86
2015
First Quarter	$99.00	$69.05
Second Quarter	113.55	87.18
Third Quarter	133.62	89.21
Fourth Quarter	131.33	90.33

As of December 31, 2015, our common stock was held by 175 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Item 6.  Selected Financial Data

Selected Consolidated Financial Data

(in thousands, except per share data)

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Revenues:
Product revenues, net(1)	$601,015	$357,562	$235,443	$136,001	$2,012
Product royalty revenues(2)	74,821	48,966	28,251	3,652	—
Contract revenues(3)	77,857	104,857	91,047	156,948	91,948
Other revenues	58	110	206	458	495
Total revenues	753,751	511,495	354,947	297,059	94,455
Costs and expenses:
Cost of product revenues	26,972	3,004	630	157	—
Research and development	479,514	347,523	260,436	210,391	178,707
Selling, general and administrative	196,614	165,772	109,983	85,363	58,219
Other expenses(4)	—	—	—	—	712
Total costs and expenses	703,100	516,299	371,049	295,911	237,638
Income (loss) from operations	50,651	(4,804)	(16,102)	1,148	(143,183)
Interest and other income, net	7,089	3,350	1,324	764	462
Interest expense	(45,603)	(46,828)	(38,652)	(46,058)	(43,819)
Unrealized loss on long term investment	(4,581)	—	—	—	—
Debt exchange expense on senior note conversions	—	(265)	(11,484)	—	—
Loss on repurchase of convertible senior notes	—	—	(17,934)	—	—
Income (loss) before provision for income taxes	7,556	(48,547)	(82,848)	(44,146)	(186,540)
Provision (benefit) for income taxes	1,025	(66)	299	174	—
Net income (loss)	$6,531	$(48,481)	$(83,147)	$(44,320)	$(186,540)

Net income (loss) per share:
Basic	$0.04	$(0.29)	$(0.56)	$(0.34)	$(1.49)
Diluted	$0.03	$(0.29)	$(0.56)	$(0.34)	$(1.49)

Shares used in computing net income (loss) per share:
Basic	179,601	167,947	148,403	129,747	125,362
Diluted	187,302	167,947	148,403	129,747	125,362

(1)	Product revenues, net relates to our product sales of JAKAFI.
(2)	2015, 2014, 2013 and 2012 product royalty revenues relate to Novartis net sales of JAKAVI outside the United States.
(3)	Contract revenues relates to our collaborative research and license agreements with Novartis and Lilly.
(4)	2011 primarily relates to a settlement agreement.

	December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$707,783	$600,263	$509,004	$228,418	$277,594
Working capital	674,368	458,512	446,862	173,440	175,164
Total assets	1,007,440	796,477	611,589	324,337	320,745
Convertible senior notes	619,893	675,167	644,483	315,961	289,976
Convertible subordinated notes	—	—	—	9,033	17,960
Stockholders’ equity (deficit)	171,155	(81,628)	(193,108)	(174,957)	(227,077)

The adoption of ASU No. 2015-03 resulted in the reclassification of $14.0 million, $17.1 million, $6.1 million and $8.2 million of unamortized debt issuance costs related to the convertible senior notes from other assets, net to convertible senior notes in the consolidated balance sheet data at December 31, 2014, 2013, 2012, and 2011, respectively, which is presented above.  See Note 1 to the consolidated financial statements for further detail.

The adoption of ASU No. 2015-17 resulted in the reclassification of $19.6 million and $0.9 million current deferred tax assets to net against the long term deferred tax liabilities in the consolidated balance sheet data at December 31, 2014 and 2013, respectively, which is presented above.  See Note 1 to the consolidated financial statements for further detail.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics to treat serious unmet medical needs, primarily in oncology. Our global headquarters are located in Wilmington, Delaware and we conduct our European clinical development operations from our offices in Geneva, Switzerland. JAKAFI (ruxolitinib) is our first product to be approved for sale in the United States. It is an oral JAK1 and JAK2 inhibitor and was approved by the U.S. Food and Drug Administration (FDA) in November 2011 for the treatment of patients with intermediate or high‑risk myelofibrosis and in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea. Myelofibrosis and polycythemia vera are both rare blood cancers. Under our collaboration agreement with Novartis International Pharmaceutical Ltd., Novartis received exclusive development and commercialization rights to ruxolitinib outside of the United States for all hematologic and oncologic indications and sells ruxolitinib outside of the United States under the name JAKAVI.

We have a second oral JAK1 and JAK2 inhibitor, baricitinib, which is subject to a collaboration agreement with Eli Lilly and Company in which Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases. In January 2016, Lilly submitted a new drug application (NDA) to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency for baricitinib as treatment for mild-to-moderately severe rheumatoid arthritis. Since we began our drug-discovery and development activities in early 2002, we have filed Investigational New Drug (IND) applications and progressed multiple internally developed proprietary compounds into clinical development.  Our therapeutic focus is primarily on oncology. As of February 12, 2016, our development portfolio, including ruxolitinib, was comprised of 13 candidates against 10 molecular targets, demonstrating our commitment to innovation and the productivity of our drug discovery and development engine.

License Agreements and Business Relationships

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

Below is a brief description of our significant business relationships and collaborations and related license agreements that expand our pipeline and provide us with certain rights to existing and potential new products and technologies.

Novartis

In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to our JAK inhibitor ruxolitinib and certain back‑up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to JAKAFI (ruxolitinib) in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our c‑MET inhibitor compound capmatinib and certain back‑up compounds in all indications. We retained options to co‑develop and to co‑promote capmatinib in the United States.

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive additional payments of up to approximately $1.2 billion if defined development and commercialization milestones are achieved. In 2015, 2014, and 2013, we received $65.0 million, $92.0 million, and $25.0 million, respectively, in milestone payments under this agreement. We are also eligible to receive tiered, double‑digit royalties ranging from the upper‑teens to the mid‑twenties on future ruxolitinib net sales outside of the United States. In addition, Novartis has received reimbursement and pricing approval for ruxolitinib in a specified number of countries, and we are now obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is now responsible for all costs relating to the development and commercialization of capmatinib. JAKAFI is sold outside of the United States by Novartis under the name JAKAVI. For the years ended December 31, 2015,  2014 and 2013, we recorded $74.8 million, $49.0 million and $28.3 million, respectively, of product royalty revenues related to Novartis net sales of JAKAVI.

The Novartis agreement will continue on a program‑by‑program basis until Novartis has no royalty payment obligations with respect to such program or, if earlier, the termination of the agreement or any program in accordance with the terms of the agreement. Royalties are payable by Novartis on a product‑by‑product and country‑by‑country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Novartis or its affiliates or sublicensees. The agreement may be terminated in its entirety or on a program‑by‑program basis by Novartis for convenience. The agreement may also be terminated by either party under certain other circumstances, including material breach.

Lilly

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back‑up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90.0 million, and were initially eligible to receive additional payments of up to $665.0 million based on the achievement of defined development, regulatory and commercialization milestones. In 2012, we recognized a $50.0 million milestone under this agreement, and in 2010, we received $49.0 million in milestone payments under this agreement. We also could receive tiered, double‑digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized.

We retained options to co‑develop our JAK1/JAK2 inhibitors with Lilly on a compound‑by‑compound and indication‑by‑indication basis. Lilly is responsible for all costs relating to the development and commercialization of the compounds unless we elect to co‑develop any compounds or indications. If we elect to co‑develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co‑develop. We also retained an option to co‑promote products in the United States. In July 2010, we elected to co‑develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Baricitinib is also being developed in psoriasis and diabetic nephropathy. We have decided not to exercise our co‑development option for psoriasis. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product‑by‑product and country‑by‑country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Under the terms of this agreement, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG‑3 and TIM‑3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration. These targets may be designated profit‑share programs, where all costs and profits are shared equally by us and Agenus, or royalty‑bearing programs, where we will be responsible for all costs associated with discovery, preclinical activities, clinical development and commercialization activities. The programs relating to GITR and OX40 are profit‑share programs and the programs relating to LAG‑3 and TIM‑3 are royalty‑bearing programs. For each royalty‑bearing product, Agenus will be eligible to receive up to $155.0 million in future contingent development, regulatory and commercialization milestones as well as tiered royalties on global net sales ranging from 6% to 12%. For each profit‑share product, Agenus will be eligible to receive up to $20.0 million in future contingent development milestones. Additionally, Agenus retains co‑promotion participation rights in the United States on any profit‑share product. For each royalty‑bearing product, Agenus has reserved the right to elect to co‑fund 30% of development costs for a commensurate increase in royalties. The agreement may be terminated by us for convenience and may also be terminated under certain other circumstances, including material breach.

In January 2015, we also entered into a Stock Purchase Agreement with Agenus Inc., pursuant to which we agreed to purchase approximately 7.76 million shares of Agenus Inc. common stock for an aggregate purchase price of $35.0 million in cash, or approximately $4.51 per share. We completed the purchase of the shares on February 18, 2015. On February 18, 2015 the closing price of Agenus Inc. common shares on The NASDAQ Stock Market was $5.13 per share and, therefore, the value of the 7.76 million shares acquired by us was $39.8 million. We agreed not to dispose of any of the shares of common stock for a period of 12 months and Agenus Inc. has agreed to certain registration rights with respect to the shares of common stock.

Upon closing of the Agenus transaction on February 18, 2015, we paid total consideration of $60.0 million to Agenus Inc.  Of the $60.0 million, $39.8 million was allocated to our stock purchase in Agenus Inc. and was recorded as a long term investment on the consolidated balance sheets and $20.2 million was allocated to research and development expense on the consolidated statement of operations.

Pfizer

In January 2006, we entered into a Collaborative Research and License Agreement with Pfizer Inc. for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre‑clinical development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days’ notice. We received an upfront nonrefundable, non‑creditable payment of $40.0 million in January 2006 and were initially eligible to receive up to $743.0 million of additional future development and commercialization milestone payments. We are also eligible to receive tiered royalties based upon net sales of any potential products ranging from the high single digits to the mid-teens. We received a $3.0 million milestone payment from Pfizer in 2010.

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

Under the terms of this agreement, we paid Hengrui an upfront payment of $25.0 million in 2015 which was recorded in research and development expense on the consolidated statement of operations. Hengrui is also eligible to receive potential milestone payments of up to $770.0 million, consisting of $90.0 million for regulatory approval milestones, $530.0 million for commercial performance milestones, and $150.0 million for a clinical superiority milestone.  Also, Hengrui may be eligible to receive tiered royalties in the high-single digits to mid-double digits based on net sales in Incyte territories. Each company will be responsible for costs relating to the development and commercialization of the PD-1 monoclonal antibody in their respective territories.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on‑going basis, we evaluate our estimates. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition;
•	Research and development costs;
•	Stock compensation;
•	Investments;
•	Inventory;

•	Convertible debt accounting; and
•	Income taxes

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

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and are recognized once we meet all four revenue recognition criteria described above. In November 2011, we began shipping JAKAFI to our customers, which include specialty pharmacies and wholesalers.

We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and Medicare Part D coverage gap reimbursements. Product shipping and handling costs are included in cost of product revenues.

Customer Credits:  Our customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect our customers will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.

Rebates:  Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The accrual for rebates is based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launch. Our estimates for expected utilization of rebates are based on data received from our customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Chargebacks:  Chargebacks are discounts that occur when certain contracted customers, which currently consist primarily of group purchasing organizations, Public Health Service institutions, non‑profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, purchase directly from our wholesalers. Contracted customers generally purchase the product at a discounted price. The wholesalers, in turn, charges back to us the difference between the price initially paid by the wholesalers and the discounted price paid by the contracted customers.  In addition to actual chargebacks received, we maintain an accrual for chargebacks based on the estimated contractual discounts on the inventory levels on hand in our distribution channel.  If actual future chargebacks vary from these estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Medicare Part D Coverage Gap:  Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from our customers. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co‑payment Assistance:  Patients who have commercial insurance and meet certain eligibility requirements may receive co‑payment assistance. We accrue a liability for co‑payment assistance based on actual program participation and estimates of program redemption using data provided by third‑party administrators.

Product Royalty Revenues

Royalty revenues on commercial sales for JAKAVI by Novartis are estimated based on information provided by Novartis. We exercise judgment in determining whether the information provided is sufficiently reliable for us to base our royalty revenue recognition thereon. If actual royalties vary from estimates, we may need to adjust the prior period which would affect royalty revenue in the period of adjustment.

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related costs that are recoverable through the commercialization of the product. Beginning in October 2014, we became obligated to pay tiered, low single digit royalties to Novartis on all future sales of JAKAFI in the United States, which are included in cost of product revenues.

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand‑alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of December 31, 2015, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor‑specific objective evidence or third‑party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the years ended December 31, 2015,  2014, and 2013, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

Our collaborations often include contractual milestones, which typically relate to the achievement of pre‑specified development, regulatory and commercialization events. These three categories of milestone events reflect the three stages of the life‑cycle of our drugs, which we describe in more detail in the following paragraphs.

The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing approval by the U.S. Food and Drug Administration (FDA) requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate’s safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post‑marketing surveillance and may involve ongoing requirements for post‑marketing studies. Before commencing clinical investigations of a drug candidate in humans, we must submit an Investigational New Drug application (IND), which must be reviewed by the FDA.

The steps generally required before a drug may be marketed in the United States include preclinical laboratory tests, animal studies and formulation studies, submission to the FDA of an IND for human clinical testing, performance of adequate and well‑controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication, submission of a new drug application (NDA) or biologics license application (BLA) to the FDA for review and FDA approval of the NDA or BLA.

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

Generally, the milestone events contained in our collaboration agreements coincide with the progression of our drugs from development, to regulatory approval and then to commercialization. The process of successfully discovering a new development candidate, having it approved and successfully commercialized is highly uncertain. As such, the milestone payments we may earn from our partners involve a significant degree of risk to achieve. Therefore, as a drug candidate progresses through the stages of its life‑cycle, the value of the drug candidate generally increases.

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

Stock Compensation.  Share‑based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values on the dates of grant. The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black‑Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting. The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method. The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method. The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $69.9 million, $62.2 million and $38.4 million of stock compensation expense for the years ended December 31, 2015,  2014 and 2013, respectively.

Investments.  We carry our investments at their respective fair values. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other‑than‑temporary impairment. This evaluation consists of a review of several factors, including the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and if we intend to sell or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If management determines that such an impairment exists, we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell our marketable securities prior to maturity, we classify our marketable securities as “available‑for‑sale.” Investments in securities that are classified as available‑for‑sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized. We classify marketable securities that are available for use in current operations as current assets on the consolidated balance sheets.

We carry our long term investment in Agenus at fair value on the consolidated balance sheets.  Fair value of the long term investment is based on the quoted market price of Agenus as of the balance sheet date.  All changes in fair value are reported in our consolidated statements of operations as an unrealized gain (loss) on long term investment.

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid‑November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for the next 9 to 12 months will reflect a lower average per unit cost of materials.

The raw materials and work‑in‑process inventory is not subject to expiration and the shelf life for finished goods inventory is 36 months from the start of manufacturing of the finished goods. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.

Convertible Debt Accounting.  We perform an assessment of all embedded features of a debt instrument to determine if (1) such features should be bifurcated and separately accounted for, and (2) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liability instruments. If the embedded feature meets the requirements to be bifurcated and accounted for as a liability, the fair value of the embedded feature is measured initially, included as a liability on the consolidated balance sheets, and re‑measured to fair value at each reporting period. Any changes in fair value are recorded in the consolidated statement of operations. We monitor, on an ongoing basis, whether events or circumstances could give rise to a change in our classification of embedded features.

We determined the embedded conversion options in the 0.375% convertible senior notes due 2018 (the 2018 Notes) and the 1.25% convertible senior notes due 2020 (the 2020 Notes) are not required to be separately accounted for as derivatives. However, since the 2018 Notes and the 2020 Notes can be settled in cash or common shares or a combination of cash and common shares at our option, we are required to separate the 2018 Notes and 2020 Notes into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of the 2018 Notes and 2020 Notes using the effective interest method. The equity component is not re‑measured as long as it continues to meet the conditions for equity classification for contracts in an entity’s own equity.

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

Prior to May 14, 2014, the 2018 Notes and 2020 Notes were not convertible except in connection with a make‑whole fundamental change, as defined in the respective indentures. Beginning on, and including, May 15, 2014, the 2018 Notes and 2020 Notes are convertible prior to the close of business on the business day immediately preceding May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2018 Notes or 2020 Notes, as applicable, on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of 2018 Notes or 2020 Notes, as applicable, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2018 Notes or 2020 Notes, as applicable, on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, the Notes are convertible at any time, regardless of the foregoing circumstances. Upon conversion we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election.

On a quarterly basis, we perform an assessment in order to determine whether the 2018 Notes or 2020 Notes have become convertible at the option of the holder, based on meeting any of the conversion criteria described above. Should either the 2018 Notes or the 2020 Notes become convertible, we then assess our intent and ability to settle the 2018 Notes or the 2020 Notes in cash, shares of common stock, or a combination of cash and shares of common stock, in order to determine the appropriate classification of the 2018 Notes and the 2020 Notes at the balance sheet date. On January 1, 2016, the 2018 Notes and 2020 Notes became convertible through at least March 31, 2016, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended December 31, 2015 as described above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes in common shares and, therefore, the 2018 and 2020 Notes are reflected in long term liabilities on the consolidated balance sheet as of December 31, 2015.

Income Taxes. We account for income taxes using an asset and liability approach to financial accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the basis differences are expected to reverse. We periodically assess the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets to an amount that is considered to be more-likely-than-not realizable.  Our assessment considers recent cumulative earnings experience, estimated future taxable income and ongoing prudent and feasible tax planning strategies.  Significant judgment is required in making this assessment and, to the extent that a reversal of any portion of our valuation allowance against our deferred tax assets is deemed appropriate, a tax benefit will be recognized against our income tax provision in the period of such reversal.

We do not recognize a tax benefit for an uncertain tax position unless it is more-likely-than-not that the position will be sustained upon examination based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  We adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions.   Any interest and penalties on uncertain tax positions are included within the tax provision.

All tax effects associated with intercompany transfers of assets within our consolidated group are recorded as a prepaid tax or deferred charge and recognized through the consolidated statement of operations when the asset is sold to a third party or otherwise recovered through amortization of the asset's remaining economic life.

Results of Operations

Years Ended December 31, 2015 and 2014

We recorded net income for the year ended December 31, 2015 of $6.5 million and net loss for the year ended December, 31 2014 of $48.5 million. On a per share basis, basic net income was $0.04 and diluted net income was $0.03 for the year ended December 31, 2015 and basic and diluted net loss was $0.29 for the year ended 2014.

Revenues

	For the Year Ended,
	December 31,
	2015	2014
	(in millions)
Product revenues, net	$601.0	$357.6
Product royalty revenues	74.8	49.0
Contract revenues	77.9	104.8
Other revenues	0.1	0.1
Total revenues	$753.8	$511.5

Our product revenues, net from JAKAFI for the years ended December 31, 2015 and 2014, were $601.0 million and $357.6 million, respectively. This increase was comprised of a volume increase of $187.5 million and a price increase of $55.9 million. Product revenues from the sale of JAKAFI are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co‑pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2015:

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Year Ended December 31, 2015	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2015	$2,057	$7,906	$119	$399	$10,481
Allowances for current period sales	17,817	48,570	1,767	1,874	70,028
Allowances for prior period sales	(215)	(1,979)	—	—	(2,194)
Credits/payments for current period sales	(14,852)	(37,804)	(1,578)	(386)	(54,620)
Credits/payments for prior period sales	(1,738)	(5,927)	(61)	(72)	(7,798)
Balance at December 31, 2015	$3,069	$10,766	$247	$1,815	$15,897

Government rebates and chargebacks are the most significant component of our sales allowances. Increases in certain government reimbursement rates are limited to a measure of inflation, and when the price of a drug increases faster than this measure of inflation it will result in a penalty adjustment factor that causes a larger sales allowance to those government related entities. We expect government rebates and chargebacks as a percentage of our gross product sales will continue to increase in connection with any future JAKAFI price increases greater than the rate of inflation, and any such increase in these government rebates and chargebacks will have a negative impact on our reported product revenues, net. We adjust our estimates for government rebates and chargebacks based on new information regarding actual rebates as it becomes available.  Claims by third-party payors for rebates and chargebacks are frequently submitted after the period in which the related sales occurred, which may result in adjustments to prior period accrual balances in the period in which the new information becomes available. In 2015, we adjusted our prior period accrual balances related primarily to Medicare Part D as our actual rebates were slightly lower than our original estimates, which resulted in an increase in product revenues.

We expect our sales allowances to fluctuate from quarter to quarter as a result of the Medicare Part D Coverage Gap, the volume of purchases eligible for government mandated discounts and rebates as well as changes in discount percentages which are impacted by potential future price increases, rate of inflation, and other factors.

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the years ended December 31, 2015 and 2014, were $74.8 million and $49.0 million, respectively.

Our contract revenues were $77.9 million and $104.8 million for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, contract revenues were derived from the straight line recognition of revenue associated with the Lilly upfront fees over the estimated performance period as well as milestone payments earned during the periods. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010. The decrease in contract revenues from 2014 to 2015 primarily relates to the recognition of $92.0 million in milestone payments from Novartis in 2014 compared to the recognition of $65.0 million in milestone payments from Novartis in 2015.

Cost of Product Revenues

We began capitalizing inventory in mid‑November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At December 31, 2015, inventory with $1.5 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre‑commercialization inventory over the next 9 to 12 months; however, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future JAKAFI sales, and the ability to utilize inventory prior to its expiration date. As a result, cost of product revenues for the next 9 to 12 months will reflect a lower average per unit cost of materials. Commencing in October 2014, we became obligated to pay tiered, low‑single digit royalties to Novartis on all sales of JAKAFI in the United States, which is included in cost of product revenues.

Cost of product revenues was $27.0 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively. Cost of product revenues increased from 2014 to 2015 due to an increase of $22.3 million for our obligation that commenced in October 2014 to pay royalties to Novartis on all JAKAFI sales in the United States and an increase of $1.7 million related to manufacturing costs for JAKAFI sales. We expect future cost of product revenues to range in the mid‑single digits as a percentage of net product sales subsequent to the utilization of all of the remaining pre‑launch inventory.

Operating Expenses

Research and development expenses

	For the Years Ended,
	December 31,
	2015	2014
	(in millions)
Salary and benefits related	$109.2	$92.5
Stock compensation	39.9	33.9
Clinical research and outside services	287.0	186.1
Occupancy and all other costs	43.4	35.0
Total research and development expenses	$479.5	$347.5

We currently account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2014 to 2015 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation. The increase in clinical research and outside services expense from 2014 to 2015 was primarily the result of increased development costs to advance our clinical pipeline, the $25.0 million upfront payment to Hengrui pursuant to our global license and collaboration agreement, and the $20.2 million charge related to the upfront payment made to Agenus pursuant to our license, development and commercialization agreement, as well as an additional $14.9 million of research and development costs incurred under these arrangements through December 31, 2015. Research and development expenses for the years ended December 31, 2015 and 2014 were net of $6.8 million and $4.3 million, respectively, of costs reimbursed by our collaborative partners. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre‑clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

In July 2010, we elected to co‑develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $36.0 million and $49.3 million for the years ended December 31, 2015 and 2014, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co‑development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co‑development option. In addition, even if we have started co‑development funding for any indication, we can at any time opt out, which will stop future co‑development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro‑rated royalty commensurate with our contribution to the total co‑development cost for those indications for which we contributed funding.

Selling, general and administrative expenses

	For the Years Ended,
	December 31,
	2015	2014
	(in millions)
Salary and benefits related	$60.1	$52.7
Stock compensation	29.9	28.3
Other contract services and outside costs	106.6	84.8
Total selling, general and administrative expenses	$196.6	$165.8

Salary and benefits related expense increased from 2014 to 2015 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high‑risk myelofibrosis and for the commercial launch in uncontrolled polycythemia vera which occurred in December 2014. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera.

Other income (expense)

Interest and other income, net.  Interest and other income, net, for the years ended December 31, 2015 and 2014 was $7.1 million and $3.4 million, respectively.

Interest expense.  Interest expense for the years ended December 31, 2015 and 2014, was $45.6 million and $46.8 million, respectively. Included in interest expense for the years ended December 31, 2015 and 2014, were $33.8 million and $35.7 million, respectively, of non‑cash charges to amortize the discounts on our 4.75% convertible senior notes due 2015 (the 2015 Notes), the 2018 Notes and the 2020 Notes.

Debt exchange expense on senior note conversions.  Debt exchange expense on senior note conversions for the year ended December 31, 2014 was $0.3 million and was related to the exchange of $4.9 million in aggregate principal amount of our 2015 Notes for the underlying shares of common stock and cash.

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

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2014:

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Year Ended December 31, 2014	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2014	$803	$3,435	$108	$292	$4,638
Allowances for current period sales	11,055	28,377	874	625	40,931
Allowances for prior period sales	—	(188)	—	370	182
Credits/payments for current period sales	(8,998)	(20,734)	(755)	(226)	(30,713)
Credits/payments for prior period sales	(803)	(2,984)	(108)	(662)	(4,557)
Balance at December 31, 2014	$2,057	$7,906	$119	$399	$10,481

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

Cost of Product Revenues

We began capitalizing inventory in mid‑November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At December 31, 2014, inventory with $2.3 million of product costs incurred prior to FDA approval had not yet been sold. Cost of product revenues was $3.0 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively. Cost of product revenues increased from 2013 to 2014 due to increased JAKAFI sales and our obligation that commenced in October 2014 to pay royalties to Novartis on all JAKAFI sales in the United States.

Operating Expenses

Research and development expenses

	For the Years Ended,
	December 31,
	2014	2013
	(in millions)
Salary and benefits related	$92.5	$73.3
Stock compensation	33.9	26.2
Clinical research and outside services	186.1	131.8
Occupancy and all other costs	35.0	29.1
Total research and development expenses	$347.5	$260.4

Salary and benefits related expense increased from 2013 to 2014 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity‑based compensation. The increase in clinical research and outside services expense from 2013 to 2014 was primarily the result of increased development costs. Research and development expenses for the years ended December 31, 2014 and 2013 were net of $4.3 million and $5.1 million, respectively, of costs reimbursed by our collaborative partners.

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

Salary and benefits related expense increased from 2013 to 2014 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high‑risk myelofibrosis and preparation for the commercial launch in uncontrolled polycythemia vera in December 2014. Stock compensation expense may fluctuate from period to period based on the number of options granted, stock price volatility and expected option lives, as well as expected option forfeiture rates which are used to value equity‑based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high‑risk myelofibrosis and preparation for the commercial launch in uncontrolled polycythemia vera in December 2014.

Other income (expense)

Interest and other income, net.  Interest and other income, net, for the years ended December 31, 2014 and 2013 was $3.4 million and $1.3 million, respectively.

Interest expense.  Interest expense for the years ended December 31, 2014 and 2013, was $46.8 million and $38.7 million, respectively. Included in interest expense for the years ended December 31, 2014 and 2013, were $35.7 million and $23.8 million, respectively, of non‑cash charges to amortize the discounts on our 4.75% convertible senior notes due 2015 (the 2015 Notes), the 2018 Notes and the 2020 Notes.

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

Liquidity and Capital Resources

	2015	2014	2013
	(in millions)
December 31:
Cash, cash equivalents, and marketable securities	$707.8	$600.3	$509.0
Working capital	$674.4	$477.7	$447.8
Year ended December 31:
Cash provided by (used in):
Operating activities	$86.5	$26.3	$9.2
Investing activities	$(105.0)	$(138.4)	$(37.4)
Financing activities	$87.6	$93.1	$275.6
Capital expenditures (included in investing activities above)	$(26.0)	$(27.9)	$(4.3)

Sources and Uses of Cash.

We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2014. Because of those losses, we had an accumulated deficit of $1.8 billion as of December 31, 2015. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At December 31, 2015, we had available cash, cash equivalents and marketable securities of $707.8 million. Our cash and marketable securities balances are held in a variety of interest‑bearing instruments, including money market accounts and corporate debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Cash provided by operating activities.  The $60.2 million increase in cash provided by operating activities from 2014 to 2015 was due primarily to net income in 2015, increased non‑cash depreciation and amortization and changes in working capital. The $17.1 million increase in cash provided by operating activities from 2013 to 2014 was due primarily to a lower net loss, increased non‑cash depreciation and amortization and changes in working capital.

Cash used in investing activities.  Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales and purchases of long‑term investments. During 2015, net cash used in investing activities was $105.0 million, which represents purchases of marketable securities of $108.2 million, capital expenditures of $26.0 million, and our long term investment in Agenus of $39.8 million offset in part by the sale and maturity of marketable securities of $69.0 million.  During 2014, net cash used in investing activities was $138.4 million, which represents purchases of marketable securities of $134.1 million and capital expenditures of $27.9 million offset in part by sale and maturities of marketable securities of $23.5 million.  During 2013, net cash used in investing activities was $37.4 million, which represents purchases of marketable securities of $33.7 million and capital expenditures of $4.3 million offset in part by sale and maturities of marketable securities of $0.6 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions,  capital expenditures and maturities/sales and purchases of marketable securities.

Cash provided by financing activities.  During 2015, net cash provided by financing activities was $87.6 million, consisting primarily of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2014, net cash provided by financing activities was $93.1 million, consisting primarily of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2013, net cash provided by financing activities was $275.6 million, consisting primarily of $728.7 million of net proceeds from the issuance of our 2018 Notes and our 2020 Notes and $73.2 million of proceeds from issuance of common stock under our stock plans and employee stock purchase plan, offset by $500.0 million related to the repurchase of $117.3 million aggregate principal amount of our 2015 Notes, $11.5 million related to the exchange of $186.0 million aggregate principal amount of our 2015 Notes for the underlying shares of common stock and cash, and $15.0 million related to a letter of credit for the facility lease for the benefit of the landlord.

The following summarizes our significant contractual obligations as of December 31, 2015 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	1 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$749.8	$—	$375.0	$374.8	$—
Interest on convertible senior debt	27.1	6.1	12.0	9.0	—
Non-cancelable lease obligations	95.6	10.0	18.2	12.6	54.8
Total contractual obligations	$872.5	$16.1	$405.2	$396.4	$54.8

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up‑front fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

On August 21, 2015, we entered into an Agreement of Sale with Augustine Land II, L.P. (the “Seller”) to purchase the leased land and office building for approximately $79.9 million. The Agreement of Sale contains customary representations and warranties regarding the property and closing of the acquisition is subject to certain standard closing conditions.  Closing of the acquisition is expected to occur in the first quarter of 2016. We initially made a $4.0 million deposit with a third party escrow agent and a $4.0 million deposit with the Seller during the third quarter of 2015. The escrow agent held the deposit until the building inspection process was completed, and the escrow agent released the $4.0 million to the Seller in October 2015 as an additional deposit. As of December 31, 2015,  the $8.0 million Seller deposit is recorded in other assets, net on the condensed consolidated balance sheets. The table above does not include the additional payments that will be made to the Seller should this purchase close. In addition, should this purchase close, the lease obligations that remain as of December 31, 2015 under the current leasing arrangement totaling $79.3 million, set forth in the table above, would no longer be paid.

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

Off Balance Sheet Arrangements

We have no off‑balance sheet arrangements other than those that are discussed above.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of corporate debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of December 31, 2015, marketable securities were $186.3 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2015, the decline in fair value would not be material.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Incyte Corporation

We have audited the accompanying consolidated balance sheets of Incyte Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Corporation, at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Incyte Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 12, 2016

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$521,439	$452,297
Marketable securities—available-for-sale	186,344	147,966
Restricted cash and investments	516	500
Accounts receivable	114,450	57,933
Inventory	1,783	358
Prepaid expenses and other current assets	17,843	20,519
Total current assets	842,375	679,573

Restricted cash and investments	13,977	14,000
Long term investment	35,248	—
Inventory	17,555	19,078
Property and equipment, net	86,006	81,790
Other assets, net	12,279	2,036
Total assets	$1,007,440	$796,477

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$30,085	$24,462
Accrued compensation	38,117	34,422
Interest payable	762	1,841
Accrued and other current liabilities	86,531	62,270
Deferred revenue—collaborative agreements	12,512	12,880
Convertible senior notes	—	85,186
Total current liabilities	168,007	221,061

Convertible senior notes	619,893	589,981
Other liabilities	48,385	54,552
Deferred revenue—collaborative agreements	—	12,511
Total liabilities	836,285	878,105

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 186,650,249 and 170,876,619 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	187	171
Additional paid-in capital	1,950,764	1,701,904
Accumulated other comprehensive (loss) income	(809)	1,815
Accumulated deficit	(1,778,987)	(1,785,518)
Total stockholders’ equity (deficit)	171,155	(81,628)
Total liabilities and stockholders’ equity (deficit)	$1,007,440	$796,477

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Product revenues, net	$601,015	$357,562	$235,443
Product royalty revenues	74,821	48,966	28,251
Contract revenues	77,857	104,857	91,047
Other revenues	58	110	206

Total revenues	753,751	511,495	354,947

Costs and expenses:
Cost of product revenues	26,972	3,004	630
Research and development	479,514	347,523	260,436
Selling, general and administrative	196,614	165,772	109,983

Total costs and expenses	703,100	516,299	371,049

Income (loss) from operations	50,651	(4,804)	(16,102)
Interest and other income, net	7,089	3,350	1,324
Interest expense	(45,603)	(46,828)	(38,652)
Unrealized loss on long term investment	(4,581)	—	—
Debt exchange expense on senior note conversions	—	(265)	(11,484)
Loss on repurchase of convertible senior notes	—	—	(17,934)

Income (loss) before provision for income taxes	7,556	(48,547)	(82,848)

Provision (benefit) for income taxes	1,025	(66)	299

Net income (loss)	$6,531	$(48,481)	$(83,147)

Net income (loss) per share:
Basic	0.04	(0.29)	(0.56)
Diluted	0.03	(0.29)	(0.56)

Shares used in computing net income (loss) per share:
Basic	179,601	167,947	148,403
Diluted	187,302	167,947	148,403

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$6,531	$(48,481)	$(83,147)

Other comprehensive (loss) income:
Foreign currency translation loss	—	(6)	—
Unrealized gains (loss) on restricted investments and marketable securities, net of tax	(794)	(172)	115
Reclassification adjustment for realized gains on marketable securities	(1,830)	—	—
Other comprehensive (loss) income	(2,624)	(178)	115

Comprehensive income (loss)	$3,907	$(48,659)	$(83,032)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except number of shares)

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2012	$133	$1,476,922	$1,878	$(1,653,890)	$(174,957)
Issuance of 6,898,551 shares of Common Stock upon exercise of stock options and restricted stock units and 390,000 shares of Common Stock under the ESPP	7	73,150	—	—	73,157
Issuance of 1,025,641 shares of Common Stock upon conversion of Pfizer Note	1	9,372	—	—	9,373
Issuance of 21,208,303 shares of Common Stock upon conversion of Convertible Senior Notes due 2015	22	154,316	—	—	154,338
Reclassification to additional paid in capital in connection with repurchase of $117.3 million aggregate principal of 4.75% convertible senior notes due 2015	—	(381,405)	—	—	(381,405)
Equity component of 0.375% convertible senior notes due 2018 and 1.25% convertible senior notes due 2020	—	170,806	—	—	170,806
Excess tax benefit from stock based compensation	—	214	—	—	214
Stock compensation expense	—	38,398	—	—	38,398
Other comprehensive income	—	—	115	—	115
Net loss	—	—	—	(83,147)	(83,147)
Balances at December 31, 2013	$163	$1,541,773	$1,993	$(1,737,037)	$(193,108)
Issuance of 7,044,844 shares of Common Stock upon exercise of stock options and 193,657 shares of Common Stock under the ESPP	7	92,837	—	—	92,844
Issuance of 653,438 shares of Common Stock upon conversion of Convertibles Senior Notes due 2015	1	5,160	—	—	5,161
Excess tax benefit from stock based compensation	—	(22)	—	—	(22)
Stock compensation expense	—	62,156	—	—	62,156
Other comprehensive income	—	—	(178)	—	(178)
Net loss	—	—	—	(48,481)	(48,481)
Balances at December 31, 2014	$171	$1,701,904	$1,815	$(1,785,518)	$(81,628)
Issuance of 5,220,474 shares of Common Stock upon exercise of stock options and restricted stock units and 194,453 shares of Common Stock under the ESPP	5	86,755	—	—	86,760
Issuance of 10,352,784 shares of Common Stock upon conversion of Convertibles Senior Notes due 2015	11	88,963	—	—	88,974
Issuance of 3,902 shares of Common Stock upon conversion of Convertible Senior Notes due 2020	—	180	—	—	180
Issuance of 2,017 shares of Common Stock for services rendered	—	218	—	—	218
Excess tax provision from stock based compensation	—	2,872	—	—	2,872
Stock compensation expense	—	69,872	—	—	69,872
Other comprehensive loss	—	—	(2,624)	—	(2,624)
Net income	—	—	—	6,531	6,531
Balances at December 31, 2015	$187	$1,950,764	$(809)	$(1,778,987)	$171,155

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$6,531	$(48,481)	$(83,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of debt discounts	44,883	41,413	29,207
Stock-based compensation	69,872	62,156	38,398
Debt exchange expense on senior note conversions	—	265	11,484
Other, net	(1,612)	—	—
Unrealized loss on long term investment	4,581	—	—
Loss on repurchase of convertible senior notes	—	—	17,934
Excess tax provision (benefit) from stock based compensation	(2,872)	22	(214)
Changes in operating assets and liabilities:
Accounts receivable	(56,517)	(22,559)	35,577
Prepaid expenses and other assets	3,583	(30,489)	247
Inventory	98	(4,093)	(6,590)
Accounts payable	5,623	5,360	5,141
Accrued and other liabilities	25,245	35,530	27,189
Deferred revenue—collaborative agreements	(12,879)	(12,868)	(66,046)
Net cash provided by operating activities	86,536	26,256	9,180
Cash flows from investing activities:
Long term investment	(39,829)	—	—
Capital expenditures	(26,003)	(27,876)	(4,267)
Purchases of marketable securities	(108,152)	(134,091)	(33,713)
Sale and maturities of marketable securities	68,974	23,528	583
Net cash used in investing activities	(105,010)	(138,439)	(37,397)
Cash flows from financing activities:
Restricted investments, net	7	500	(15,000)
Proceeds from issuance of common stock under stock plans	86,436	92,844	73,157
Direct financing arrangements repayments	(1,699)	—	—
Excess tax provision (benefit) from stock based compensation	2,872	(22)	214
Proceeds from issuance of convertible senior notes, net of costs	—	—	728,696
Repurchase of convertible senior notes	—	—	(499,994)
Cash paid in connection with exchange of 4.75% convertible senior notes due 2015	—	(265)	(11,484)
Net cash provided by financing activities	87,616	93,057	275,589
Foreign currency translation change	—	(6)	—
Net decrease in cash and cash equivalents	69,142	(19,132)	247,372
Cash and cash equivalents at beginning of period	452,297	471,429	224,057
Cash and cash equivalents at end of period	$521,439	$452,297	$471,429
Supplemental Schedule of Cash Flow Information
Interest paid	$12,746	$11,290	$15,587
Incomes taxes paid	$62	$37	$140
Reclassification to common stock and additional paid in capital in connection with conversion of Pfizer convertible subordinated note due 2014	$—	$—	$9,373
Reclassification to common stock and additional paid in capital in connection with conversions or exchanges of 4.75% convertible senior notes due 2015	$88,974	$5,161	$154,338
Reclassification to additional paid in capital in connection with repurchase of 4.75% convertible senior notes due 2015	$—	$—	$(381,405)
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$180	$—	$—
Purchase of property and equipment financed by direct financing lease	$—	$31,495	$19,274

See accompanying notes.

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

Principles of Consolidation.  The consolidated financial statements include the accounts of Incyte Corporation and our wholly owned subsidiaries, including Incyte Holdings Corporation, Incyte International Holdings Sarl and Incyte Europe Sarl. All inter-company accounts, transactions, and profits have been eliminated in consolidation.

Foreign Currency Translation. Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity's most predominant cash flows. The results of operations for any non-U.S. dollar functional currency entities are translated from functional currencies into U.S. dollars using the average currency rate during each month, which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of our foreign entities that use their local currency as the functional currency into the U.S. dollars are reflected as a component of other comprehensive income (loss). Transaction gains and losses are recorded in interest and other income, net in the consolidated statements of operations. To date, both the translation gains or losses in other comprehensive income and the transaction gains or losses in interest and other income, net have been immaterial.

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

Marketable Securities—Available‑for‑Sale.  All marketable securities are classified as available‑for‑sale. Available‑for‑sale securities are carried at fair value, based on quoted market prices and observable inputs, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ deficit. We classify marketable securities that are available for use in current operations as current assets on the consolidated balance sheets. Realized gains and losses and declines in value judged to be other than temporary for available‑for‑sale securities are included in “Interest and other income, net.” The cost of securities sold is based on the specific identification method.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable.  As of December 31, 2015 and 2014, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid‑November 2011 once the U.S. Food and Drug Administration (“FDA”) approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for the next 9 to 12 months will reflect a lower average per unit cost of materials.

The raw materials and work‑in‑process inventory is not subject to expiration and the shelf life for finished goods inventory is 36 months from the start of manufacturing of the finished goods. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.

Variable Interest Entities. We perform an initial and on-going evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of December 31, 2015, there were no entities in which we held a variable interest which we determined to be VIEs.

Equity Method Investments.  In circumstances where we have the ability to exercise significant influence over the operating and financial policies of a company in which we have an investment, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option under U.S. GAAP.   In assessing whether we exercise significant influence, we consider the nature and magnitude of our investment, any voting and protective rights we hold, any participation in the governance of the other company, and other relevant factors such as the presence of a collaboration or other business relationship. Under the equity method of accounting, we record within our results of operations our share of income or loss of the investee company.  Under the fair value option, our investment is carried at fair value on our consolidated balance sheets as a long term investment and all changes in fair value are reported in our consolidated statements of operations as an unrealized gain (loss) on long term investment.

Property and Equipment.  Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight‑line method over the estimated useful lives of the respective assets (generally three to five years). Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term.

Management continually reviews the estimated useful lives of technologically sensitive equipment and believes that those estimates appropriately reflect the current useful life of our assets. In the event that a currently unknown significantly advanced technology became commercially available, we would re‑evaluate the value and estimated useful lives of our existing equipment, possibly having a material impact on the financial statements.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Accounting.  We account for operating leases by recording rent expense on a straight‑line basis over the expected life of the lease, commencing on the date we gain possession of leased property. We include tenant improvement allowances and rent holidays received from landlords and the effect of any rent escalation clauses as adjustments to straight‑line rent expense over the expected life of the lease.

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

Financing Costs Related to Long‑term Debt.  Costs associated with obtaining long‑term debt are deferred and amortized over the term of the related debt using the effective interest method. Such costs are presented as a direct deduction from the carrying amount of the long-term debt liability, consistent with debt discounts, on the consolidated balance sheets.

Grant Accounting.  Grant amounts received from government agencies for operations are deferred and are amortized into income over the service period of the grant. Grant amounts received for purchases of capital assets are deferred and amortized into interest and other income, net over the useful life of the related capital assets. Such amounts are recorded in other liabilities on the consolidated balance sheets.

Net Income (Loss) Per Share.  Our basic and diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during all periods presented. Options to purchase stock and shares issuable upon the conversion of convertible debt are included in diluted earnings per share calculations, unless the effects are anti‑dilutive.

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and are recognized once we meet all four revenue recognition criteria described above. In November 2011, we began shipping JAKAFI to our customers, which include specialty pharmacies and wholesalers.

We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and Medicare Part D coverage gap reimbursements. Product shipping and handling costs are included in cost of product revenues.

Customer Credits:  Our customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect our customers will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.

Rebates:  Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The accrual for rebates is based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launch. Our estimates for expected utilization of rebates are based on data received from our customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Chargebacks:  Chargebacks are discounts that occur when certain contracted customers, which currently consist primarily of group purchasing organizations, Public Health Service institutions, non‑profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, purchase directly from our wholesalers. Contracted customers generally purchase the product at a discounted price. The wholesalers, in turn, charges back to us the difference between the price initially paid by the wholesalers and the discounted price paid by the contracted customers. In addition to actual chargebacks received we maintain an accrual for chargebacks based on the estimated contractual discounts on the inventory levels on hand in our distribution channel. If actual future chargebacks vary from these estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Medicare Part D Coverage Gap:  Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from our customers. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co‑payment Assistance:  Patients who have commercial insurance and meet certain eligibility requirements may receive co‑payment assistance. We accrue a liability for co‑payment assistance based on actual program participation and estimates of program redemption using data provided by third‑party administrators.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand‑alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of December 31, 2015, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor‑specific objective evidence or third‑party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the years ended December 31, 2015, 2014 and 2013, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

Our collaborations often include contractual milestones, which typically relate to the achievement of pre‑specified development, regulatory and commercialization events. These three categories of milestone events reflect the three stages of the life‑cycle of our drugs, which we describe in more detail in the following paragraphs.

The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing approval by the FDA requires the submission of extensive

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

preclinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate’s safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post‑marketing surveillance and may involve ongoing requirements for post‑marketing studies. Before commencing clinical investigations of a drug candidate in humans, we must submit an Investigational New Drug application (“IND”), which must be reviewed by the FDA.

The steps generally required before a drug may be marketed in the United States include preclinical laboratory tests, animal studies and formulation studies, submission to the FDA of an IND for human clinical testing, performance of adequate and well‑controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication, submission of a new drug application (“NDA”) or biologics license application (“BLA”) to the FDA for review and FDA approval of the NDA or BLA.

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

Generally, the milestone events contained in our collaboration agreements coincide with the progression of our drugs from development, to regulatory approval and then to commercialization. The process of successfully discovering a new development candidate, having it approved and successfully commercialized is highly uncertain. As such, the milestone payments we may earn from our partners involve a significant degree of risk to achieve. Therefore, as a drug candidate progresses through the stages of its life‑cycle, the value of the drug candidate generally increases.

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting. The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $69.9 million, $62.2 million and $38.4 million of stock compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about  our ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not believe the pending adoption of ASU No. 2014-15 will have a material impact on our consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis,” which

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  The amendments place more emphasis in the consolidation evaluation on variable interests other than fee arrangements such as principal investment risk (including debt or equity interests), guarantees of the value of the assets or liabilities of the VIE, written put options on the assets of the VIE, or similar obligations. Additionally, the amendments reduce the extent to which related party arrangements cause an entity to be considered a primary beneficiary. This guidance is to be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The amendments are effective for fiscal years beginning after December 15, 2015, and interim periods therein. We are currently analyzing the impact of ASU No. 2015-03, if any, on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires all debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than an asset, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  This guidance is to be applied retrospectively and is effective for fiscal years beginning after December 15, 2015 and interim periods therein.  Early adoption is permitted. We have elected to early adopt ASU No. 2015-03 as of December 31, 2015 and have applied the change in accounting principle retrospectively. The adoption of ASU No. 2015-03 resulted in the reclassification of $14.0 million of unamortized debt issuance costs related to the convertible senior notes from other assets, net to a reduction of the convertible senior notes liability on the consolidated balance sheet as of December 31, 2014. Prior to the issuance of ASU No. 2015-03, debt issuance costs were required to be presented as a deferred charge asset, separate from the related debt liability. Other than the reclassification, the adoption of ASU No. 2015-03 did not have an impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent. The amendments are effective for fiscal years beginning after December 15, 2016 and interim periods therein. Early adoption is permitted and can be applied prospectively or retrospectively.  We have elected to early adopt ASU No. 2015-17 as of December, 31, 2015 and have applied the change in accounting principle retrospectively.  The adoption of ASU No. 2015-17 resulted in the reclassification of $19.6 million of current deferred tax assets to long term as of December 31, 2014, which is then netted against the existing long term deferred tax liability. Other than the reclassification, the adoption of ASU No. 2015-17 did not have an impact on our consolidated financial statements.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Marketable Securities

The following is a summary of our marketable security portfolio as of December 31, 2015 and 2014, respectively.

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2015
Corporate debt securities	$187,153	$—	$(809)	$186,344

December 31, 2014
Corporate debt securities	$144,684	$—	$(282)	$144,402
Mortgage backed securities	1,461	2,103	—	3,564
	$146,145	$2,103	$(282)	$147,966

Our corporate debt securities generally have contractual maturity dates of between 12 to 18 months. Because of the potential for prepayment on mortgage‑backed securities, they are not categorized by contractual maturity at December 31, 2014.

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

At December 31, 2015, our marketable securities consist of investments in U.S. government agencies and corporate debt securities that are classified as available‑for‑sale. During 2015, we sold our portfolio of mortgage-backed securities for a realized gain of $1.8 million, which is recorded in interest and other income, net on the consolidated statements of operations.

At December 31, 2015, our Level 2 corporate debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. At December 31, 2014, our Level 2 corporate debt securities and mortgage‑backed securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of instruments.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Cash and cash equivalents	$521,439	$—	$—	$521,439
Corporate debt securities	—	186,344	—	186,344
Long term investment (Note 5)	35,248	—	—	35,248
Total assets	$556,687	$186,344	$—	$743,031

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

Net realized gains of $1.8 million, $0.0 million and $0.0 million from the sale of restricted cash and investments and marketable securities were included in “Interest and other income, net” on the consolidated statements of operations for the years ended December 31, 2015,  2014 and 2013, respectively.

During 2015 and 2014 there were no measurements required for any assets or liabilities at fair value on a nonrecurring basis.

Note 3. Concentrations of Credit Risk

In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total
	Contract Revenues for the
	Years Ended,
	December 31,
	2015	2014	2013
	(in millions)
Collaboration Partner A	83%	88%	86%
Collaboration Partner B	17%	12%	14%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 39% and 26% of the accounts receivable balance as of December 31, 2015 and 2014, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our product revenues is as follows:

	Percentage of Total Net
	Product Revenues for the
	Years Ended,
	December 31,
	2015	2014	2013
	(in millions)
Customer A	28%	29%	29%
Customer B	19%	22%	17%
Customer C	13%	10%	11%
Customer D	9%	9%	11%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 40% and 54% of the accounts receivable balance as of December 31, 2015 and 2014, respectively.

Note 4. Inventory

Our inventory balance consists of the following:

	December 31,
	2015	2014
	(in thousands)

Raw materials	$—	$591
Work-in-process	17,555	18,487
Finished goods	1,783	358
	19,338	19,436
Inventories-current	1,783	358
Inventories-non-current	$17,555	$19,078

Inventories, stated at the lower of cost or market, consist of raw materials, work in process and finished goods. At December 31, 2015, $1.8 million of inventory was classified as current on the consolidated balance sheets as we expect this inventory to be consumed for commercial use within the next twelve months. At December 31, 2015, $17.6 million of inventory was classified as non‑current on the consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

The raw materials and work‑in‑process inventory is not subject to expiration and the shelf life for finished goods inventory is 36 months from the start of manufacturing of the finished goods. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. License Agreements

Novartis

In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to our JAK inhibitor ruxolitinib and certain back‑up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to JAKAFI (ruxolitinib) in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our c‑MET inhibitor compound capmatinib and certain back‑up compounds in all indications. We retained options to co‑develop and to co‑promote capmatinib in the United States.

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre‑specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized in the aggregate $102.0 million for the achievement of development milestones, $175.0 million for the achievement of regulatory milestones and $20.0 million for the achievement of sales milestones through December 31, 2015.

During the year ended December 31, 2015, under this agreement, we recognized a $5.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib for a third indication, a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea, a $15.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with polycythemia vera, and a $20.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $300.0 million.  In 2014, we recognized a $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe, a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer. In 2013, we recognized a $25.0 million development milestone under this agreement based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib. In 2012, we recognized a $40.0 million regulatory milestone under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of Jakavi. In 2011, we recognized a $15.0 million development milestone under this agreement for the achievement of a predefined milestone in the Phase I dose‑escalation trial for capmatinib in patients with solid tumors and a $10.0 million regulatory milestone for the approval of JAKAFI in the United States. In 2010, we recognized $50.0 million in development milestones for the initiation of the global phase III trial, RESPONSE, in patients with polycythemia vera. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also are eligible to receive tiered, double‑digit royalties ranging from the upper‑teens to the mid‑twenties on future JAKAVI net sales outside of the United States. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single digits on future JAKAFI net sales within the United States. During the years ended December 31, 2015 and 2014, such royalties payable to Novartis on net sales within the United States totaled $24.4 million and $2.2 million, respectively, and are reflected in cost of product revenues on the consolidated statements of operations. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is now responsible for all costs relating to the development and commercialization of capmatinib.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Novartis agreement will continue on a program‑by‑program basis until Novartis has no royalty payment obligations with respect to such program or, if earlier, the termination of the agreement or any program in accordance with the terms of the agreement. Royalties are payable by Novartis on a product‑by‑product and country‑by‑country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Novartis or its affiliates or sublicensees. The agreement may be terminated in its entirety or on a program‑by‑program basis by Novartis for convenience. The agreement may also be terminated by either party under certain other circumstances, including material breach.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At December 31, 2015 and December 31, 2014, $0.3 million and $0.3 million, respectively, of reimbursable costs were included in accounts receivable on the consolidated balance sheets. Research and development expenses for the years ended December 31, 2015, 2014 and 2013 were net of $1.6 million, $3.1 million, and $5.1 million respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $65.0 million, $92.0 million and $78.2 million, respectively, for the years ended December 31, 2015, 2014 and 2013. Included in the amounts for December 31, 2015, 2014 and 2013, were $65.0 million, $92.0 million and $25.0 million, respectively, in milestone payments received from Novartis. At December 31, 2015, the $20.0 million sales milestone for annual net sales of a JAK licensed product was included in accounts receivable on the consolidated balance sheets.  In addition, for the years ended December 31, 2015, 2014 and 2013, respectively, we recorded $74.8 million, $49.0 million and $28.3 million, of product royalty revenues related to Novartis net sales of JAKAVI outside the United States. At December 31, 2015 and December 31, 2014, $23.8 million and $14.8 million, respectively, of product royalties were included in accounts receivable on the consolidated balance sheets.

Lilly

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back‑up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre‑specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Through December 31, 2015, we have recognized and received in the aggregate $99.0 million for the achievement of development milestones.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2012, we recognized a $50.0 million development milestone under this agreement for the achievement of a predefined milestone for the initiation of the rheumatoid arthritis Phase III program for baricitinib. In 2010, we recognized a $30.0 million development milestone payment based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone payment for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined the 2012 and 2010 milestones to be substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also could receive tiered, double‑digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized.

We retained options to co‑develop our JAK inhibitors with Lilly on a compound‑by‑compound and indication‑by‑indication basis. Lilly is responsible for all costs relating to the development and commercialization of the compounds unless we elect to co‑develop any compounds or indications. If we elect to co‑develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co‑develop. We also retained an option to co‑promote products in the United States. In July 2010, we elected to co‑develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval.

Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $36.0 million, $49.3 million and $52.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co‑development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co‑development option. In addition, even if we have started co‑development funding for any indication, we can at any time opt out and stop future co‑development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro‑rated royalty commensurate with our contribution to the total co‑development cost for those indications for which we co‑funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product‑by‑product and country‑by‑country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co‑development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016, our estimated performance period under the agreement.

Contract revenue under the Lilly agreement was $12.9 million for the years ended December 31, 2015, 2014 and 2013.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pfizer

In January 2006, we entered into a Collaborative Research and License Agreement with Pfizer for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. We do not have obligations to Pfizer on pre‑clinical development candidates we select for pursuit in these indications. The agreement will terminate upon the expiration of the last to expire of patent rights licensed under the agreement. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the agreement by the other party or for the insolvency of the other party. In addition, Pfizer may terminate the agreement at any time upon 90 days’ notice. We received an upfront nonrefundable, non‑creditable payment of $40.0 million in January 2006 and were initially eligible to receive additional future development and milestone payments, including up to $138.0 million for the achievement of development milestones, up to $455.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones.  We are also eligible to receive tiered royalties based upon net sales of any potential products ranging from the high single digits to the mid-teens.

Agenus

In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly owned subsidiary, 4 Antibody AG, which we collectively refer to as Agenus. Under this agreement, the parties have agreed to collaborate on the discovery of novel immuno therapeutics using Agenus’ proprietary Retrocyte Display antibody discovery platform. The agreement became effective on February 18, 2015, upon the expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976.

Under the terms of this agreement, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG-3 and TIM-3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration, and in November 2015, three more targets were added. Targets may be designated profit share programs, where all costs and profits are shared equally by us and Agenus, or royalty bearing programs, where we will be responsible for all costs associated with discovery, preclinical activities, clinical development and commercialization activities. The programs relating to GITR and OX40 are profit share programs and the programs relating to LAG-3 and TIM-3 are royalty bearing programs. For each royalty bearing product, Agenus will be eligible to receive up to $155.0 million in future contingent development, regulatory and commercialization milestones as well as tiered royalties on global net sales ranging from 6% to 12%. For each profit share product, Agenus will be eligible to receive up to $20.0 million in future contingent development milestones. Additionally, Agenus retains co-promotion participation rights in the United States on any profit share product. For each royalty bearing product, Agenus has reserved the right to elect to co fund 30% of development costs for a commensurate increase in royalties. To date, Agenus has not elected to co fund the development of any royalty bearing product. The agreement may be terminated by us for convenience and may also be terminated under certain other circumstances, including material breach.

In January 2015, we also entered into a Stock Purchase Agreement with Agenus Inc. pursuant to which we agreed to purchase approximately 7.76 million shares of Agenus Inc. common stock for an aggregate purchase price of $35.0 million in cash, or approximately $4.51 per share. We completed the purchase of the shares on February 18, 2015. On February 18, 2015 the closing price of Agenus Inc. common shares on The NASDAQ Stock Market was $5.13 per share and, therefore, the value of the 7.76 million shares acquired by us was $39.8 million. We agreed not to dispose of any of the shares of common stock for a period of 12 months and Agenus Inc. has agreed to certain registration rights with respect to the shares of common stock.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon closing of the Agenus transaction on February 18, 2015, we paid total consideration of $60.0 million to Agenus Inc.  Of the $60.0 million, $39.8 million was allocated to our stock purchase in Agenus Inc. and was recorded as a long term investment on the consolidated balance sheets and $20.2 million was allocated to research and development expense on the consolidated statement of operations.

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. We own approximately 9% of the outstanding shares of Agenus Inc. common stock and conclude that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the year ended December 31, 2015, we recorded an unrealized loss of $4.6 million based on the decrease in the market price of Agenus Inc.’s common stock from the date of purchase to $4.54 per share at December 31, 2015. For the nine months ended September 30, 2015, Agenus Inc. reported total revenues of $17.2 million and a net loss of $72.3 million within their consolidated financial statements. As of September 30, 2015, Agenus reported current assets of $208.9 million, noncurrent assets of $33.7 million, current liabilities of $28.3 million, and noncurrent liabilities of $137.3 million.

Research and development expenses for the year ended December 31, 2015, also included $14.4 million of development costs incurred pursuant to the Agenus arrangement. At December 31, 2015, a total of $10.1 million of such costs were included in accrued and other liabilities on the consolidated balance sheet.

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

Under the terms of this agreement, we paid Hengrui an upfront payment of $25.0 million in 2015 which was recorded in research and development expense on the consolidated statement of operations. Hengrui is also eligible to receive potential milestone payments of up to $770.0 million, consisting of $90.0 million for regulatory approval milestones, $530.0 million for commercial performance milestones, and $150.0 million for a clinical superiority milestone.  Also, Hengrui may be eligible to receive tiered royalties in the high-single digits to mid-double digits based on net sales in Incyte territories. Each company will be responsible for costs relating to the development and commercialization of the PD-1 monoclonal antibody in their respective territories.

Research and development expenses for the year ended December 31, 2015, also included $0.5 million of development costs incurred pursuant to the Hengrui agreement.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2015	2014
	(in thousands)
Office equipment	$6,753	$6,090
Laboratory equipment	31,296	26,800
Computer equipment	22,491	18,648
Building and leasehold improvements	70,729	64,926
	131,269	116,464
Less accumulated depreciation and amortization	(45,263)	(34,674)
	$86,006	$81,790

Depreciation expense, including amortization expense of leasehold improvements, was $11.3 million, $5.1 million and $3.2 million for 2015,  2014 and 2013, respectively.

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

We are accounting for the lease as a direct financing arrangement whereby over the construction period, we recorded the value of the facility (consisting of the estimated fair value of the existing shell, plus construction costs incurred) as a capital asset, with a corresponding lease liability, net  of build out costs paid for by us during the construction period. The lease liability will be amortized over the term of the lease using the effective interest method. In addition, we have posted a $15.0 million letter of credit for the facility lease for the benefit of the landlord, which is collateralized by a restricted investments account for the same amount. This amount was recorded as restricted investments on the consolidated balance sheets and will be reduced over a period of time during the duration of the lease. The letter of credit could be subject to accelerated reductions if we meet certain pre‑defined financial targets and will be cancelled as a condition of closing of the purchase described in the next paragraph. Restricted investments related to this direct financing lease on the consolidated balance sheets at December 31, 2015 and 2014, respectively was $14.0 million and $14.5 million.

On August 21, 2015, we entered into an Agreement of Sale with Augustine Land II, L.P. (the “Seller”) to purchase the leased land and office building for approximately $79.9 million. The Agreement of Sale contains customary representations and warranties regarding the property and closing of the acquisition is subject to certain standard closing conditions. Closing of the acquisition is expected to occur in the first quarter of 2016. Pursuant to the terms of the Agreement of Sale, we initially made a $4.0 million deposit with a third party escrow agent and a $4.0 million deposit with the Seller. The escrow agent held the deposit until the building inspection process was completed, and the escrow agent released the $4.0 million to the Seller in October 2015 as an additional deposit. As of December 31, 2015, the purchase of the leased land and office building has not closed, and the closing is anticipated in the first quarter of 2016. The $8.0 million deposit made to the Seller is recorded in other assets, net on the consolidated balance sheet at December 31, 2015. The $8.0 million has also been reflected within capital expenditures on the consolidated statements of cash flows for the year ended December 31, 2015.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Convertible Notes

The components of the convertible notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		December 31,
Debt	December 31, 2015	Maturities	2015	2014
4.75% Convertible Senior Notes due 2015	4.75%	2015	$—	$85,186
0.375% Convertible Senior Notes due 2018	0.375%	2018	324,031	307,978
1.25% Convertible Senior Notes due 2020	1.25%	2020	295,862	282,003
			619,893	675,167
Less current portion			—	85,186
			$619,893	$589,981

Annual maturities of all convertible notes are as follows (in millions):

2016	$—
2017	—
2018	375.0
2019	—
2020	374.8
Thereafter	—
$749.8

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	December 31,
	2015		2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
4.75% Convertible Senior Notes due 2015	$—	$—	$85,186	$755,143
0.375% Convertible Senior Notes due 2018	324,031	807,422	307,978	560,156
1.25% Convertible Senior Notes due 2020	295,862	816,123	282,003	577,736
	$619,893	$1,623,545	$675,167	$1,893,035

The fair values of the 4.75% Convertible Senior Notes due 2015 (the “2015 Notes”),  0.375% Convertible Senior Notes due 2018 (the “2018 Notes”) and 1.25% Convertible Senior Notes due 2020 (the “2020 Notes”) are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, these convertible senior notes are classified within Level 2 in the fair value hierarchy.

On November 14, 2013, we issued, in a private placement, $375.0 million aggregate principal amount of the 2018 Notes and $375.0 million aggregate principal amount of the 2020 Notes (together with the 2018 Notes, the “Notes”). Entities affiliated with Julian C. Baker, one of our directors and principal stockholders (the “Baker Entities”), purchased $250.0 million aggregate principal amount of the 2018 Notes and $250.0 million aggregate principal amount of the 2020 Notes in this private placement. As of December 31, 2015 and 2014, the Baker Entities owned $259.0 million and $274.5 million aggregate principal amounts of the 2018 and 2020 Notes, respectively. The 2018 Notes bear interest at a rate of 0.375% per annum and the 2020 Notes bear interest at a rate of 1.25% per annum, in each case payable semi‑annually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2014. The 2018 Notes will mature on November 15, 2018 and the 2020 Notes will mature on November 15, 2020, in each case unless earlier purchased or converted. We may not redeem the Notes prior to their relevant scheduled maturity dates.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to May 14, 2014, the Notes were not convertible except in connection with a make whole fundamental change, as defined in the respective indentures. Beginning on, and including, May 15, 2014, the Notes are convertible prior to the close of business on the business day immediately preceding May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2018 Notes or 2020 Notes, as applicable, on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2018 Notes or 2020 Notes, as applicable, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2018 Notes or 2020 Notes, as applicable, on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, the Notes are convertible at any time, regardless of the foregoing circumstances. Upon conversion we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election.

On January 1, 2016, the Notes became convertible through at least March 31, 2016, based on the meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended December 31, 2015 as described in (1) above. Management’s intent is to settle any conversions of the Notes during this period in shares of our common stock and, therefore, the Notes are reflected in long term liabilities on the consolidated balance sheet at December 31, 2015.

The initial conversion rate for the 2018 Notes is 19.3207 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $51.76 per share. The initial conversion rate for the 2020 Notes is 19.3207 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $51.76 per share. The conversion rate for each series of the Notes will be subject to adjustment for certain events but will not be adjusted for any accrued and unpaid interest. Upon the occurrence of certain fundamental changes, the holders of the Notes may require us to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the fundamental change purchase date. In addition, if, and to the extent, a holder elects to convert any Note in connection with a make‑whole fundamental change transaction, as defined in the indenture, we will, under certain circumstances, increase the applicable conversion rate by a number of additional shares of our common stock.

Since the Notes can be settled in cash or common shares or a combination of cash and common shares at our option, we determined the embedded conversion options in the Notes are not required to be separately accounted for as a derivative. However, since the Notes are within the scope of the accounting guidance for cash convertible instruments, we are required to separate the Notes into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not re‑measured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity.

The liability component of the 2018 Notes on the date of issuance was estimated at $299.4 million, and accordingly, the equity component on the date of issuance was $75.6 million. The discount on the 2018 Notes is being

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortized to interest expense over the term of the 2018 Notes, using the effective interest method. The carrying value of the 2018 Notes was $324.0 million and $308.0 million, respectively (net of $51.0 million and $67.0 million of debt discount and issuance costs, respectively) at December 31, 2015 and December 31, 2014.

The liability component of the 2020 Notes on the date of issuance was estimated at $274.8 million, and accordingly, the equity component on the date of issuance was $100.2 million. The discount on the 2020 Notes is being amortized to interest expense over the term of the 2020 Notes, using the effective interest method. The carrying value of the 2020 Notes was $295.9 million and $282.0 million, respectively, (net of $78.9 million and $93.0 million debt discount and issuance costs, respectively) at December 31, 2015 and December 31, 2014.

The 2015 Notes were due on October 1, 2015 and bore interest at the rate of 4.75% per year, payable semi‑annually on April 1 and October 1, and the remaining de minimis principal balance of 2015 Notes that were not converted into common stock were repaid on that date. We could not redeem the 2015 Notes prior to their scheduled maturity date. If we underwent a fundamental change, as defined in the indenture, subject to certain conditions, holders could have required us to repurchase their 2015 Notes at a purchase price equal to 100% of the principal amount being purchased, plus accrued and unpaid interest, up to the date of purchase. The 2015 Notes were convertible into shares of our common stock at an initial conversion rate of 113.9601 shares per $1,000 principal amount, equivalent to an initial conversion price of approximately $8.78 per share. In addition, if, and to the extent, a holder elected to convert any 2015 Notes in connection with a make‑whole fundamental change transaction, as defined in the indenture, we would, under certain circumstances, have been required to increase the applicable conversion rate by a number of additional shares of our common stock.

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

Also during 2013, we used a portion of the net proceeds from the 2018 Notes and the 2020 Notes to repurchase a portion of the outstanding 2015 Notes held by the Baker Entities, in privately negotiated transactions, for an aggregate consideration, including accrued interest, of approximately $500.0 million. The repurchase resulted in the retirement of approximately $117.3 million aggregate principal amount of the 2015 Notes. As the 2015 Notes could not be settled for cash under their original terms, the repurchase represented a modification of the original arrangement, and as the modification was deemed substantial, extinguishment accounting applied for both the liability and equity components of the 2015 Notes that were repurchased. In order to allocate the $500.0 million repurchase price to the debt and equity components of the 2015 Notes that were repurchased, we estimated the relative fair value of these components. This fair value resulted in $118.6 million attributed to the debt component and $381.4 million attributed to the equity component. The difference between the $118.6 million attributed to the debt component and the $100.7 million carrying value of the repurchased 2015 Notes of $17.9 million was recorded as a loss on debt repurchase of senior notes in our consolidated statement of operations for the year ended December 31, 2013. The $381.4 million of the repurchase price attributed to the equity component was recorded as a reduction of additional‑paid‑in‑capital.

In addition, during 2015, certain holders of the 2015 Notes converted a total of $90.8 million in aggregate principal amount of the 2015 Notes for the shares of our common stock into which the 2015 Notes were convertible, aggregating 10.4 million shares. The Baker Entities converted $43.3 million in aggregate principal amount of the 2015

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes for 4.9 million shares.

Note 8. Stockholders’ Deficit

Preferred Stock.  We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2015 and 2014. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

Common Stock.  We are authorized to issue 400,000,000 shares of common stock.

Stock Compensation Plans.  As of December 31, 2015, we had reserved a total of 12,595,671 shares of our common stock for future issuance related to our stock plans as described below.

2010 Stock Incentive Plan.  In May 2010 the Board of Directors adopted the 2010 Stock Incentive Plan, which was amended and restated in April 2013 (the “2010 Plan”) for issuance of common stock to employees, non‑employee directors, consultants, and scientific advisors. Options granted to employees, consultants, and scientific advisors under the 2010 Plan vest over three years, pursuant to a formula determined by our Board of Directors, and expire after seven years. All options are exercisable at the fair market value of the stock on the date of grant. Non‑employee director options expire after ten years. In May 2012, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 12,553,475 to 16,553,475. In May 2013, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 16,553,475 to 21,753,475. In May 2014, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 21,753,475 to 24,753,475.

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to
		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2014	5,399,816	14,655,043	$21.96
Options granted	(1,900,855)	1,900,855	$79.14
Options exercised	—	(5,155,863)	$16.62
Options cancelled	347,756	(347,756)	$45.52
Balance at December 31, 2015	3,846,717	11,052,279	$33.55

Options to purchase a total of 8,239,929,  10,486,757 and 12,474,199 shares as of December 31, 2015, 2014 and 2013, respectively, were exercisable and vested. The aggregate intrinsic value of options exercised for the years ended December 31, 2015,  2014 and 2013 were $416.3 million, $359.7 million and $141.8 million, respectively. At December 31, 2015 the aggregate intrinsic value of options outstanding and vested options are $828.9 million and $824.6 million, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2015 for the 2010 Plan:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$2.80 - $13.34	1,180,265	1.31	$8.32	1,180,265	$8.32
$13.50 - $17.47	1,111,868	2.13	14.81	1,111,868	14.81
$17.50 - $17.50	71,811	3.86	17.50	71,811	17.50
$17.79 - $17.79	1,501,624	3.01	17.79	1,501,624	17.79
$17.89 - $17.89	164,302	3.48	18.09	161,939	18.10
$18.32 - $18.32	2,572,415	4.05	18.32	2,378,291	18.32
$18.97 - $40.85	1,126,574	4.32	27.91	925,169	26.41
$47.24 - $64.55	1,441,393	5.20	59.92	866,339	60.18
$67.06 - $67.97	67,589	5.83	67.22	25,778	67.21
$73.21 - $128.21	1,814,438	6.82	79.39	16,845	76.10
	11,052,279			8,239,929

Restricted Stock Units and Performance Stock Units.

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock and cliff vest in three years and are recognized as stock compensation expense over the vesting period.  Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one‑sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of December 31, 2015, a total of 133,333 RSUs granted to Mr. Hoppenot vested and were released, leaving 266,667 RSUs outstanding.

We did not grant any PSUs during the year ended December, 31, 2015.  We granted a total of 55,326 PSUs during the year ended December 31, 2014.  At December 31, 2015, we have recognized stock compensation expense for these awards if the performance conditions were deemed probable of achievement at that date.  For PSUs containing performance conditions which have not been deemed probable of achievement at December 31, 2015,  no stock compensation expense has been recognized for these awards.  The actual number of shares of our common stock into which each PSU may convert are subject to a multiplier of up to 125% based on the level at which the performance conditions are achieved.

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSUs and PSUs award activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2014	1,001,523	398,477	—
RSUs granted	(206,614)	206,614	$79.52
PSUs granted	—	—	—
RSUs cancelled	34,566	(34,566)	$62.50
PSUs cancelled	4,958	(4,958)	$64.55
Balance at December 31, 2015	834,433	565,567	—

Employee Stock Purchase Plan.  On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan (the “ESPP”). Each regular full‑time and part‑time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 194,453, 193,657 and 390,000 shares under the ESPP in 2015,  2014 and 2013, respectively. For the years ended December 31, 2015,  2014 and 2013 we recorded stock compensation expense of $2.4 million, $1.9 million and $1.5 million, respectively, as the ESPP is considered compensatory under the FASB stock compensation rules. As of December 31, 2015, 711,158 shares remain available for issuance under the ESPP.

Note 9. Stock Compensation

We recorded $69.9 million, $62.2 million and $38.4 million, respectively, of stock compensation expense for the years ended December 31, 2015,  2014 and 2013. We utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted‑average assumptions:

				Employee Stock
	Employee Stock Options			Purchase Plan
	For the Year Ended			For the Year Ended
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Average risk-free interest rates	1.35%	1.21%	0.62%	0.81%	0.55%	0.27%
Average expected life (in years)	5.03	4.54	4.27	0.50	0.50	0.50
Volatility	49%	51%	48%	55%	48%	49%
Weighted-average fair value (in dollars)	34.55	25.65	8.18	16.26	9.56	4.22

The risk‑free interest rate is derived from the U.S. Federal Reserve rate in effect at the time of grant. The expected life calculation is based on the observed and expected time to the exercise of options by our employees based on historical exercise patterns for similar type options. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options. A dividend yield of zero is assumed based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

Total compensation cost of options granted but not yet vested, as of December 31, 2015, was $31.8 million, which is expected to be recognized over the weighted average period of 3.0 years. Total compensation cost of RSUs granted but not yet vested, as of December 31, 2015, was $23.6 million, which is expected to be recognized over the weighted average period of 3.0 years. Total compensation cost of PSUs granted but not yet vested, as of December 31, 2015, was $0.9 million, which is expected to be recognized over the weighted average period of 3.0 years, should the underlying performance conditions be deemed probable of achievement.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Income Taxes

The provision for income taxes is based on income (loss) from operations before income taxes as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S.	$110,560	$(48,506)	$(82,848)
Non-U.S.	(103,004)	(41)	—
Income (loss) before income taxes	$7,556	$(48,547)	$(82,848)

A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Provision (benefit) at U.S. federal statutory rate	$2,645	$(16,992)	$(28,997)
Unbenefitted net operating losses and tax credits	(29,424)	13,432	18,215
Non-deductible amortization of debt discount	1,087	2,294	6,645
Non-deductible interest expense	122	1	747
Non-deductible debt exchange expense and loss on repurchase of senior notes	—	—	7,985
Deferred tax impact of law change	—	—	(5,549)
Foreign tax rate differential	21,443	—	—
Non-deductible officer compensation	4,696	830	976
Other	456	369	277
Provision (benefit) for income taxes	$1,025	$(66)	$299

The provision for income taxes for the years ended December 31, 2015,  2014 and 2013 were for current state income taxes.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Federal and state net operating loss carry forwards	$329,984	$504,267
Federal and state research credits	201,151	165,352
Capitalized research and development	13,017	2,475
Deferred revenue and accruals	11,212	15,799
Non-cash compensation	39,034	31,248
Deferred financing obligation	20,328	20,383
Other	3,125	8,306
Total gross deferred tax assets	617,851	747,830
Less valuation allowance for deferred tax assets	(542,936)	(669,168)
Net deferred tax assets	$74,915	$78,662

Deferred tax liabilities:
Property and equipment	$(25,787)	$(19,925)
Equity component of 2018 Notes and 2020 Notes	(49,128)	(58,737)
Total gross deferred tax liabilities	(74,915)	(78,662)
Net deferred income taxes	$—	$—

In January 2015, we licensed certain intellectual property rights related to our non-partnered clinical programs to our wholly-owned subsidiary in Switzerland. Although the license of intellectual property rights did not result in any gain or loss in the condensed consolidated statements of operations, the transaction generated a taxable gain in the United States, and we utilized available federal and state net operating loss carryforwards to offset the majority of this gain. Any taxes incurred related to intercompany transactions are treated as prepaid tax in our condensed consolidated balance sheets and amortized to income tax expense over the life of the intellectual property.  Any cash taxes anticipated to be paid related to this intercompany transaction are immaterial.

The valuation allowance for deferred tax assets decreased by approximately $126.2 million during the year ended December 31, 2015,  increased by approximately $42.2 million during the year ended December 31, 2014 and decreased by approximately $50.0 million during the year ended December 31, 2013.  During 2015, we realized tax benefits of $106.4 million due to the utilization of U.S. net operating loss carryforwards related to the inclusion of a taxable gain on the transfer of intellectual property rights to its subsidiary in Switzerland.  Management believes the uncertainty regarding the realization of net deferred tax assets requires a full valuation allowance against such net asset. We believe that a full valuation allowance continues to be appropriate given our history of net operating losses, cumulative book losses and uncertainties surrounding the timing and amount of future taxable income.

As of December 31, 2015, we had federal and state net operating loss carryforwards (NOLs) of approximately $1.6 billion. The federal and state NOLs will expire at various dates from 2022 through 2035, if not utilized. Additionally, we had federal and state research and development tax credit and orphan drug credit carryforwards of approximately $201.2 million that will expire at various dates from 2018 through 2035, if not utilized.  For foreign income tax purposes, we had $22.3 million of net operating loss carryforwards, which begin to expire in 2021.

Our ability to utilize these NOLs may be limited under Internal Revenue Code Section 382 (“Section 382”). Section 382 imposes annual limitations on the utilization of NOL carryfowards and other tax attributes upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.    We completed a Section 382 analysis through the year ended December 31, 2013. Based on this analysis, our NOLs and other tax attributes accumulated through 2013 should not be limited under Section 382. We have not updated our Section 382 analysis through 2015.

The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2015 is as follows (in thousands):

December 31,
2015
Balance at beginning of period	$—
Additions based on tax positions related to the current year	836
Additions for tax positions of prior years	—
Balance at end of period	$836

Our policy is to recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2015 and 2014, we did not accrue any interest related to uncertain tax positions. Due to NOL and tax credit carry forwards that remain unutilized, income tax returns for tax years 1997 through 2014 remain subject to examination by the taxing jurisdictions.

In connection with the adoption of stock‑based compensation guidance in 2006, we elected to follow the with‑and‑without approach to determine the sequence in which deductions and NOL carryforwards are utilized. Accordingly, there have only been de minimis excess tax benefits related to stock option exercises in any year as a result of the utilization of NOL carryforwards to offset any taxable income. The table of deferred tax assets shown above does not include certain deferred tax assets at December 31, 2015 and 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for book purposes. Additional paid in capital will be increased by approximately $394.7 million if and when such deferred tax assets are ultimately realized.

The American Tax Relief Act of 2012, enacted January 2, 2013, retroactively reinstated the research and development credit for 2012 and 2013. Accordingly, in 2013 we recorded credits of approximately $5.5 million related to 2012 as a result of the retroactive reinstatement. The Tax Increase Prevention Act of 2014, enacted December 19, 2014, reinstated the research and development credit for 2014.  The Consolidated Appropriations Act, 2016 (the “Act”), enacted December 18, 2015, reinstated the research and development credit retroactively for 2015.  The Act has made the research credit permanent.

Note 11. Net Loss Per Share

Our basic net income (loss) per share is computed by dividing the net income (loss) by the number of weighted average common shares outstanding during the period. Our diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period assuming potentially dilutive common shares of stock options, RSUs and common shares issuable upon conversion of the 2015 Notes, 2018 Notes and 2020 Notes using the if-converted method.  Common shares issuable upon conversion of the 2015, 2018 and 2020 Notes were excluded from the diluted net income (loss) per share computation for all periods presented as their share effect was anti-dilutive.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income (loss) per share was calculated as follows for the periods indicated:

	Year Ended
	December 31,
(in thousands, except per share data)	2015	2014	2013
Basic Net Income (Loss) Per Share
Basic net income (loss)	$6,531	$(48,481)	$(83,147)
Weighted average common shares outstanding	179,601	167,947	148,403

Basic net income (loss) per share	$0.04	$(0.29)	$(0.56)
		0	0
Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$6,531	$(48,481)	$(83,147)
Weighted average common shares outstanding	179,601	167,947	148,403

Dilutive stock options and RSU’s	7,701	—	—

Weighted average shares used to compute diluted net income (loss) per share	187,302	167,947	148,403

Diluted net income (loss) per share	$0.03	$(0.29)	$(0.56)

The potential common shares that were excluded from the diluted net income (loss) per share computation are as follows:

	2015	2014	2013
Outstanding stock options and awards	494,468	15,453,520	20,123,089
Common shares issuable upon conversion of the 2015 Notes (1)	—	10,353,416	11,006,854
Common shares issuable upon conversion of the 2018 Notes	7,245,263	7,245,263	7,245,263
Common shares issuable upon conversion of the 2020 Notes	7,241,361	7,245,263	7,245,263
Total potential common shares excluded from diluted net loss per share computation	14,981,092	40,297,462	45,620,469

(1)

In 2013, we entered into separately negotiated agreements with certain holders of the 2015 Notes to exchange   $186.0 million principal amount for 21,208,303 shares of common stock and cash. Also in 2013, we used a portion of the net proceeds from the sale of the 2018 Notes and the 2020 Notes to repurchase $117.3 million aggregate principal amount of the 2015 Notes held by the Baker Entities, a related party, in privately negotiated transactions, for an aggregate consideration, including accrued interest, of approximately $500.0 million. The repurchase reduced common shares issuable upon conversion of the 2015 Notes by 13,368,883 shares. In October 2015, the remaining 2015 Notes were due and all but a de minimis principal amount were converted into common stock.

Note 12. Defined Contribution Plan

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all domestic employees. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $2.9 million, $2.4 million and $1.9 million in 2015,  2014 and 2013, respectively.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Commitments and Contingencies

As of December 31, 2015, we had a non‑cancelable direct financing lease for our current corporate headquarters facility in Wilmington, Delaware. The term of this lease is 15 years from the date of commencement. The lease commenced in October 2014 with a monthly lease rate of $0.5 million for the first 10 years of the lease with the monthly lease rate increasing annually during the last five years of lease. This lease expires in 2029.

Rent expense for all leases for the years ended December 31, 2015,  2014 and 2013, was approximately $1.3 million, $7.0 million and $6.4 million, respectively.

As of December 31, 2015, future non‑cancelable minimum payments under operating, direct financing and capital leases, were as follows:

Year Ended December 31,	Operating Leases	Direct Financing	Capital Lease
	(in thousands)	(in thousands)	(in thousands)
2016	$4.5	$5.4	$0.1
2017	3.7	5.4	—
2018	3.7	5.4	—
2019	1.2	5.4	—
2020	0.6	5.4	—
Thereafter	2.5	52.3	—
Total minimum lease payments	$16.2	$79.3	$0.1

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

On August 21, 2015, we entered into an Agreement of Sale with Augustine Land II, L.P. (the “Seller”) to purchase the leased land and office building for approximately $79.9 million. The Agreement of Sale contains customary representations and warranties regarding the property and closing of the acquisition is subject to certain standard closing conditions.  Closing of the acquisition is expected to occur in the first quarter of 2016. We initially made a $4.0 million deposit with a third party escrow agent and a $4.0 million deposit with the Seller during the third quarter of 2015. The escrow agent held the deposit until the building inspection process was completed, and the escrow agent released the $4.0 million to the Seller in October 2015 as an additional deposit. As of December 31, 2015, the $8.0 million Seller deposit is recorded in other assets, net on the condensed consolidated balance sheets. The table above does not include the additional payments that will be made to the Seller should this purchase close. In addition, should this purchase close, the lease obligations that remain as of December 31, 2015 under the current leasing arrangement totaling $79.3 million, set forth in the table above, would no longer be paid.

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Interim Consolidated Financial Information (Unaudited)

(in thousands, except per share data)

	Fiscal 2015 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues(1)	$159,275	$162,984	$187,611	$243,881
Net income (loss)	$(18,359)	$9,294	$(39,582)	$55,178
Basic net income (loss) per share	$(0.11)	$0.05	$(0.22)	$0.30
Diluted net income (loss) per share	$(0.11)	$0.05	$(0.22)	$0.29
Shares used in computation of basic net income (loss) per share	172,070	178,676	181,387	186,269
Shares used in computation of diluted net income (loss) per share	172,070	186,493	181,387	193,367

	Fiscal 2014 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues(2)	$89,792	$99,582	$198,147	$123,973
Net income (loss)	$(33,957)	$(36,873)	$59,293	$(36,944)
Basic net income (loss) per share	$(0.21)	$(0.22)	$0.35	$(0.22)
Diluted net income (loss) per share	$(0.21)	$(0.22)	$0.33	$(0.22)
Shares used in computation of basic net income (loss) per share	165,357	167,914	168,592	169,924
Shares used in computation of diluted net income (loss) per share	165,357	167,914	189,046	169,924

(1)

The quarters ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 include $115.3 million, $142.4 million, $161.3 million and $182.0 million, respectively of product revenues, net, relating to JAKAFI. The quarters ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 include $15.7 million, $17.4 million, $18.1 million and $23.6 million, respectively of product royalty revenues related to the sale of JAKAVI outside the United States. In November 2009 and December 2009, we entered into collaborative research and license agreements with Novartis and Lilly, respectively. The quarters ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 include $28.2 million, $3.2 million, $8.2 million and $38.2 million, respectively of contract revenues relating to these agreements.

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

INCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Subsequent Events

In January 2016, we earned a $35.0 million milestone payment from Lilly for the submission of a new drug application to the U.S. Food and Drug Administration for the approval of oral once-daily baricitinib for the treatment of moderately-to-severely active rheumatoid arthritis. Also in January 2016, we earned a $20.0 million milestone payment from Lilly for the submission of the Marketing Authorization Application to the Europe Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderately-to-severely active rheumatoid arthritis.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost‑benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10‑K, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) for the quarter ended December 31, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s annual report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Incyte Corporation

We have audited Incyte Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Incyte Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Incyte Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Incyte Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 of Incyte Corporation and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 12, 2016

Item 9B.  Other Information

On February 12, 2016, we entered into a registration rights agreement (the “Registration Rights Agreement”) with 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (the “Baker Entities”), all of which are existing stockholders of our company and are affiliated with one of our directors, Julian C. Baker. Under the Registration Rights Agreement, we agreed that, if requested by the Baker Entities, we would register their shares of our common stock for resale under the Securities Act of 1933. Our registration obligations under the Registration Rights Agreement cover all shares of our common stock now held or later acquired by the Baker Entities, will continue in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. The provisions of the Registration Rights Agreement supersede the registration rights provisions in the letter agreements dated September 24, 2009 and November 7, 2013 between us and the Baker Entities.  The Registration Rights Agreement is filed as Exhibit 10.28 to this report and the description of the terms of the Registration Rights Agreement is qualified in its entirety by reference to such exhibit.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders to be held on May 27, 2016 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Item 405 of Regulation S‑K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions. The Code of Business Conduct and Ethics sets forth the basic principles that guide the business conduct of our employees. We have also adopted a Senior Financial Officers’ Code of Ethics that specifically applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, and others providing similar functions. Stockholders may request a free copy of our Code of Business Conduct and Ethics and our Senior Financial Officers’ Code of Ethics by contacting Incyte Corporation, Attention: Investor Relations, 1801 Augustine Cut‑Off, Wilmington, DE 19803.

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

Our Board of Directors has appointed an Audit Committee of three directors, currently comprised of Mr. Paul J. Clancy, as Chairman,  Mr. Paul A. Brooke, and Ms. Wendy Dixon. The Board of Directors has also determined that Mr. Clancy and Mr. Brooke are each qualified as an Audit Committee Financial Expert under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an “independent director” under the applicable standards of The NASDAQ Stock Market.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Election of Directors—Compensation of Directors” and “Executive Compensation” contained in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Director Independence” contained in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Principal Accountant Fees and Services” contained in the Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Scheduls

(a)Documents filed as part of this report:

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

(b)Exhibits

Exhibit Number	Description of Document
3(i)

Integrated copy of the Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009).

3(ii)	Bylaws of the Company amended and restated as of July 31, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015).
4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2002).
4.2

Indenture, dated as of November 14, 2013, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed November 14, 2013).

Exhibit Number	Description of Document
4.3

Indenture, dated as of November 14, 2013, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K filed November 14, 2013).

10.1#	1991 Stock Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009).
10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S‑1 (File No. 33‑68138)).
10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S‑1 (File No. 33‑68138)).
10.4#	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009).
10.5#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed May 29, 2014).
10.6#

Form of Nonstatutory Stock Option Agreement for Executive Officers under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014).

10.7#

Form of Incentive Stock Option Agreement for Executive Officers under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014).

10.8#

Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014).

10.9#

Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014).

10.10#

Form of Nonstatutory Stock Option Agreement for Outside Directors under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013).

10.11#

Form of Restricted Stock Unit Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014).

10.12#

Form of Performance Share Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014).

10.13#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S‑1 (File No. 33‑68138)).
10.14#*	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended.
10.15#

Form of Employment Agreement between the Company and Barry P. Flannelly (effective as of August 11, 2014), and David W. Gryska (effective as of October 31, 2014) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012).

10.16#

Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and Reid M. Huber, Richard S. Levy, Eric H. Siegel, Paula J. Swain and Wenqing Yao (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012).

10.17#

Offer of Employment Letter, dated as of January 3, 2014, from the Company to Hervé Hoppenot (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed January 13, 2014).

10.18.1#	Employment Agreement between the Company and Hervé Hoppenot dated as of January 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed January 13, 2014).
10.18.2#

Amendment, dated as of April 13, 2015, to Employment Agreement between the Company and Hervé Hoppenot, dated as of January 11, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

Exhibit Number	Description of Document
10.19#

Restricted Stock Unit Award Agreement between the Company and Hervé Hoppenot dated January 13, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed January 13, 2014).

10.20†

Collaborative Research and License Agreement dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2005).

10.21†

Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009).

10.22.1†

License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009).

10.22.2†

Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2010).

10.23†

License, Development and Commercialization Agreement, entered into as of January 9, 2015, by and between the Company, Incyte Europe S.a.r.l. (a wholly owned subsidiary of the Company), Agenus, Inc. and 4-Antibody AG (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.24

Stock Purchase Agreement, entered into as of January 9, 2015, between the Company and Agenus, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.25†

License and Collaboration Agreement, dated as of September 1, 2015, by and between Incyte Europe S.a.r.l. and Jiangsu Hengrui Medicine Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.26

Letter Agreement dated September 24, 2009 among the Company and the entities named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed September 30, 2009).

10.27

Letter Agreement dated November 7, 2013 among the Company and the entities named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed November 14, 2013).

10.28*	Registration Rights Agreement, dated as of February 12, 2016, between the Company and 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P.
10.29†

Lease Agreement by and between the Company and Augustine Land I, L.P., effective October 4, 2013 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013).

10.30

Agreement of Sale between Incyte Corporation and Augustine Land II, L.P., dated August 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2015).

12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 113 of this Form 10‑K).
31.1*	Rule 13a‑14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a‑14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description of Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document

*Filed herewith.

**In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release Nos. 33‑8238 and 34‑47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10‑K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

†Confidential treatment has been requested with respect to certain portions of these agreements.

#Indicates management contract or compensatory plan or arrangement.

Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations, Incyte Corporation, 1801 Augustine Cut‑Off, Wilmington, DE 19803.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCYTE CORPORATION
By:	/s/	Hervé Hoppenot

Hervé Hoppenot
Chairman, President, and Chief Executive Officer

Date: February 12, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hervé Hoppenot, David W. Gryska, and Eric H. Siegel, and each of them, his true and lawful attorneys‑in‑fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hervé Hoppenot	Chairman, President, and Chief Executive Officer (Principal Executive Officer) and Director	February 12, 2016
Hervé Hoppenot

/s/ David W. Gryska	Chief Financial Officer (Principal Financial Officer)	February 12, 2016
David W. Gryska

/s/ Paul Trower	VP, Finance (Principal Accounting Officer)	February 12, 2016
Paul Trower

/s/ Julian C. Baker	Director	February 12, 2016
Julian C. Baker

/s/ Jean‑Jacques Bienaime	Director	February 12, 2016
Jean‑Jacques Bienaimé

/s/ Paul A. Brooke	Director	February 12, 2016
Paul A. Brooke

/s/ Paul J. Clancy	Director	February 12, 2016
Paul J. Clancy

/s/ Wendy L. Dixon	Director	February 12, 2016
Wendy L. Dixon

/s/ Paul A. Friedman	Director	February 12, 2016
Paul A. Friedman

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i)

Integrated copy of the Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009).

3(ii)	Bylaws of the Company amended and restated as of July 31, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015).
4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2002).
4.2

Indenture, dated as of November 14, 2013, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed November 14, 2013).

4.3

Indenture, dated as of November 14, 2013, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K filed November 14, 2013).

10.1#	1991 Stock Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009).
10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S‑1 (File No. 33‑68138)).
10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S‑1 (File No. 33‑68138)).
10.4#	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009).
10.5#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed May 29, 2014).
10.6#

Form of Nonstatutory Stock Option Agreement for Executive Officers under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014).

10.7#

Form of Incentive Stock Option Agreement for Executive Officers under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014).

10.8#

Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014).

10.9#

Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014).

10.10#

Form of Nonstatutory Stock Option Agreement for Outside Directors under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013).

10.11#

Form of Restricted Stock Unit Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014).

10.12#

Form of Performance Share Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014).

10.13#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S‑1 (File No. 33‑68138)).
10.14#*	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended.
10.15#

Form of Employment Agreement between the Company and Barry P. Flannelly (effective as of August 11, 2014), and David W. Gryska (effective as of October 31, 2014) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012).

10.16#

Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and Reid M. Huber, Richard S. Levy, Eric H. Siegel, Paula J. Swain and Wenqing Yao (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012).

10.17#

Offer of Employment Letter, dated as of January 3, 2014, from the Company to Hervé Hoppenot (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed January 13, 2014).

10.18.1#	Employment Agreement between the Company and Hervé Hoppenot dated as of January 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed January 13, 2014).
10.18.2#

Amendment, dated as of April 13, 2015, to Employment Agreement between the Company and Hervé Hoppenot, dated as of January 11, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.19#

Restricted Stock Unit Award Agreement between the Company and Hervé Hoppenot dated January 13, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed January 13, 2014).

10.20†

Collaborative Research and License Agreement dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2005).

10.21†

Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009).

10.22.1†

License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009).

10.22.2†

Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2010).

10.23†

License, Development and Commercialization Agreement, entered into as of January 9, 2015, by and between the Company, Incyte Europe S.a.r.l. (a wholly owned subsidiary of the Company), Agenus, Inc. and 4-Antibody AG (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.24

Stock Purchase Agreement, entered into as of January 9, 2015, between the Company and Agenus, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.25†

License and Collaboration Agreement, dated as of September 1, 2015, by and between Incyte Europe S.a.r.l. and Jiangsu Hengrui Medicine Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.26

Letter Agreement dated September 24, 2009 among the Company and the entities named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed September 30, 2009).

10.27

Letter Agreement dated November 7, 2013 among the Company and the entities named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed November 14, 2013).

10.28*	Registration Rights Agreement, dated as of February 12, 2016, between the Company and 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P.
10.29†

Lease Agreement by and between the Company and Augustine Land I, L.P., effective October 4, 2013 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013).

10.30

Agreement of Sale between Incyte Corporation and Augustine Land II, L.P., dated August 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2015).

12.1*	Computation of Ratios of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 113 of this Form 10‑K).
31.1*	Rule 13a‑14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a‑14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document

*Filed herewith.

**In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release Nos. 33‑8238 and 34‑47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10‑K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

†Confidential treatment has been requested with respect to certain portions of these agreements.

#Indicates management contract or compensatory plan or arrangement.

Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations, Incyte Corporation, 1801 Augustine Cut‑Off, Wilmington, DE 19803.