Form 10-K/A
period 2015-12-31
INCYTE CORP
filed 2016-03-15
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed on February 12, 2016 (the “Original Form 10-K”) of Incyte Corporation (the “Company” or “we”).  We are filing this Amendment to amend Item 15(a) to include the separate consolidated financial statements of Agenus Inc. (“Agenus”) as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015 (the “Agenus Financial Statements”), pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”).  The Agenus Financial Statements were prepared and provided to the Company by Agenus, and were not available at the time of filing of the Original Form 10-K.  We are also amending Item 15(b) to correct the reference to Exhibit 10.14 to indicate that it was incorporated by reference.

Rule 3-09 provides that if a 50% or less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50% or less-owned person corresponding to the periods covered by the financial statements of the Company included in the Original Form 10-K shall be filed.  Those separate financial statements are required to be audited only for the years in which such person met at least one of such significant subsidiary tests.  Agenus met such significant subsidiary tests for the Company’s fiscal year ended December 31, 2015.

This Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.  The Original Form 10-K has not been amended or updated to reflect events occurring after February 12, 2016, except as specifically set forth in this Amendment.

Item 15.  Exhibits, Financial Statement Schedules

(a)Documents filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Incyte Corporation under Item 8 of Part II of the Original Form 10-K.

(2)	Financial Statement Schedules

The consolidated financial statements of Agenus required by Rule 3-09 are incorporated by reference to Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed by Agenus with the Securities and Exchange Commission on March 15, 2015 and are provided as Exhibit 99.1 to this Amendment.

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto referred to under Item 15(a)(1) above.

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

Exhibit Number	Description of Document
3(ii)	Bylaws of the Company amended and restated as of July 31, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015).
4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2002).
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

10.13#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S‑1 (File No. 33‑68138)).
10.14#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).
10.15#

Form of Employment Agreement between the Company and Barry P. Flannelly (effective as of August 11, 2014), and David W. Gryska (effective as of October 31, 2014) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012).

Exhibit Number	Description of Document
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

Exhibit Number	Description of Document
10.30

Agreement of Sale between Incyte Corporation and Augustine Land II, L.P., dated August 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2015).

12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2**	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 114 of this Form 10‑K).
31.1*	Rule 13a‑14(a) Certification of the Chief Executive Officer, dated February 12, 2016.
31.2*	Rule 13a‑14(a) Certification of the Chief Financial Officer, dated February 12, 2016.
31.3**	Rule 13a‑14(a) Certification of the Chief Executive Officer, dated March 15, 2016.
31.4**	Rule 13a‑14(a) Certification of the Chief Financial Officer, dated March 15, 2016.
32.1***	Statement of the Chief Executive Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350), dated February 12, 2016.
32.2***	Statement of the Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350), dated February 12, 2016.
32.3***	Statement of the Chief Executive Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350), dated March 15, 2016.
32.4***	Statement of the Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350), dated March 15, 2016.
99.1**	Consolidated financial statements of Agenus Inc. as of as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

*Filed with the Original Form 10-K.

**Filed herewith

***In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release Nos. 33‑8238 and 34‑47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 to the Original Form 10-K and in Exhibits 32.3 and 32.4 hereto are deemed to accompany the Form 10‑K, as amended, and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

†Confidential treatment has been requested with respect to certain portions of these agreements.

#Indicates management contract or compensatory plan or arrangement.

Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations, Incyte Corporation, 1801 Augustine Cut‑Off, Wilmington, DE 19803.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

INCYTE CORPORATION
By:	/s/	David W. Gryska

David W. Gryska
Executive Vice President and Chief Financial Officer

Date: March 15, 2016

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

10.13#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S‑1 (File No. 33‑68138)).
10.14#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

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

12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2**	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 114 of this Form 10‑K).
31.1*	Rule 13a‑14(a) Certification of the Chief Executive Officer, dated February 12, 2016.
31.2*	Rule 13a‑14(a) Certification of the Chief Financial Officer, dated February 12, 2016.
31.3**	Rule 13a‑14(a) Certification of the Chief Executive Officer, dated March 15, 2016.
31.4**	Rule 13a‑14(a) Certification of the Chief Financial Officer, dated March 15, 2016.
32.1***	Statement of the Chief Executive Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350), dated February 12, 2016.
32.2***	Statement of the Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350), dated February 12, 2016.
32.3***	Statement of the Chief Executive Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350), dated March 15, 2016.
32.4***	Statement of the Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350), dated March 15, 2016.
99.1**	Consolidated financial statements of Agenus Inc. as of as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

*Filed with the Original Form 10-K.

**Filed herewith.

***In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release Nos. 33‑8238 and 34‑47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 to the Original Form 10-K and in Exhibits 32.3 and 32.4 hereto are deemed to accompany the Form 10‑K, as amended, and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

†Confidential treatment has been requested with respect to certain portions of these agreements.

#Indicates management contract or compensatory plan or arrangement.

Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations, Incyte Corporation, 1801 Augustine Cut‑Off, Wilmington, DE 19803.