Form 10-Q
period 2016-03-31
INCYTE CORP
filed 2016-05-09
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 187,619,384 as of May 3, 2016.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	March 31,	December 31,
	2016	2015*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$657,615	$521,439
Marketable securities—available-for-sale	153,054	186,344
Restricted cash and investments	517	516
Accounts receivable	101,280	114,450
Inventory	1,309	1,783
Prepaid expenses and other current assets	21,806	17,843
Total current assets	935,581	842,375

Restricted cash and investments	13,866	13,977
Long term investment	32,298	35,248
Inventory	17,277	17,555
Property and equipment, net	92,622	86,006
Other assets, net	12,298	12,279
Total assets	$1,103,942	$1,007,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,899	$30,085
Accrued compensation	23,197	38,117
Interest payable	2,285	762
Accrued and other current liabilities	133,641	86,531
Deferred revenue—collaborative agreements	9,297	12,512
Total current liabilities	200,319	168,007

Convertible senior notes	627,642	619,893
Other liabilities	48,233	48,385
Total liabilities	876,194	836,285

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 187,402,129 and 186,650,249 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	187	187
Additional paid-in capital	1,982,104	1,950,764
Accumulated other comprehensive income (loss)	397	(809)
Accumulated deficit	(1,754,940)	(1,778,987)
Total stockholders’ equity	227,748	171,155
Total liabilities and stockholders’ equity	$1,103,942	$1,007,440

*   The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Product revenues, net	$183,267	$115,330
Product royalty revenues	21,903	15,673
Contract revenues	58,214	28,214
Other revenues	80	58

Total revenues	263,464	159,275

Costs and expenses:
Cost of product revenues	6,005	2,974
Research and development	156,824	118,365
Selling, general and administrative	64,596	44,871

Total costs and expenses	227,425	166,210

Income (loss) from operations	36,039	(6,935)
Interest and other income, net	1,492	1,630
Interest expense	(10,134)	(12,687)
Unrealized loss on long term investment	(2,950)	—

Income (loss) before provision for income taxes	24,447	(17,992)

Provision for income taxes	400	367

Net income (loss)	$24,047	$(18,359)

Net income (loss) per share:
Basic	$0.13	$(0.11)
Diluted	$0.12	$(0.11)

Shares used in computing net income (loss) per share:
Basic	187,184	172,070
Diluted	192,625	172,070

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$24,047	$(18,359)

Other comprehensive income:
Unrealized gain on restricted investments and marketable securities, net of tax	1,028	443
Reclassification adjustment for realized loss on marketable securities	178	—
Other comprehensive income	1,206	443

Comprehensive income (loss)	$25,253	$(17,916)

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$24,047	$(18,359)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of debt discounts	11,058	11,835
Stock-based compensation	20,769	17,558
Other, net	178	—
Unrealized loss on long term investment	2,950	—
Excess tax benefit from stock-based compensation	—	(3,833)
Changes in operating assets and liabilities:
Accounts receivable	13,170	(11,671)
Prepaid expenses and other assets	(3,667)	(194)
Inventory	752	1
Accounts payable	1,814	2,124
Accrued and other liabilities	29,679	1,190
Deferred revenue—collaborative agreements	(3,215)	(3,237)
Net cash provided by (used in) operating activities	97,535	(4,586)
Cash flows from investing activities:
Long term investment	—	(39,829)
Capital expenditures	(5,562)	(3,553)
Purchases of marketable securities	(16,795)	(34,467)
Sale and maturities of marketable securities	51,114	19,274
Net cash provided by (used in) investing activities	28,757	(58,575)
Cash flows from financing activities:
Restricted investments, net	110	125
Proceeds from issuance of common stock under stock plans	10,219	29,180
Direct financing arrangements repayments	(445)	(452)
Excess tax benefit from stock-based compensation	—	3,833
Net cash provided by financing activities	9,884	32,686
Net increase in cash and cash equivalents	136,176	(30,475)
Cash and cash equivalents at beginning of period	521,439	452,297
Cash and cash equivalents at end of period	$657,615	$421,822
Supplemental Schedule of Cash Flow Information
Interest paid	$846	$839
Incomes taxes paid	$14	$13
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$4	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

1.     Organization and business

Incyte Corporation (“Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics. Our pipeline includes compounds in various stages, ranging from preclinical to late stage development, and a commercialized product, JAKAFI® (ruxolitinib). Our operations are treated as one operating segment.

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of March 31, 2016 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2016 and 2015, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2015 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Principles of Consolidation.  The condensed consolidated financial statements include the accounts of Incyte Corporation and our wholly owned subsidiaries, including Incyte Holdings Corporation, Incyte International Holdings S.a.r.l. and Incyte Europe S.a.r.l. All inter-company accounts, transactions, and profits have been eliminated in consolidation.

Foreign Currency Translation. Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity's most predominant cash flows. The results of operations for any non-U.S. dollar functional currency entities are translated from functional currencies into U.S. dollars using the average currency rate during each month, which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of our foreign entities that use their local currency as the functional currency into the U.S. dollars are reflected as a component of other comprehensive income (loss). Transaction gains and losses are recorded in interest and other income, net in the condensed consolidated statements of operations. To date, both the translation gains or losses in other comprehensive income (loss) and the transaction gains or losses in interest and other income, net have been immaterial.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk.  Cash, cash equivalents, marketable securities, trade receivables and restricted investments are financial instruments which potentially subject us to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. We primarily invest our excess available funds in corporate debt securities and, by policy, limit the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government and money market funds that meet certain guidelines. Our receivables mainly relate to our product sales of JAKAFI and collaborative agreements with pharmaceutical companies. We have not experienced any significant credit losses on cash, cash equivalents, marketable securities, trade receivables or restricted investments to date and do not require collateral on receivables.

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

Accounts Receivable.  As of March 31, 2016 and December 31, 2015, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the U.S. Food and Drug Administration (“FDA”) approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for the next 6 to 9 months will reflect a lower average per unit cost of materials.

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

Variable Interest Entities. We perform an initial and on-going evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of March 31, 2016, there were no entities in which we held a variable interest which we determined to be VIEs.

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

Chargebacks:  Chargebacks are discounts that occur when certain contracted customers, which currently consist primarily of group purchasing organizations, Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, purchase directly from our wholesalers. Contracted customers generally purchase the product at a discounted price. The wholesalers, in turn, charges back to us the difference between the price initially paid by the wholesalers and the discounted price paid by the contracted customers. In addition to actual chargebacks received, we maintain an accrual for chargebacks based on the estimated contractual discounts on the inventory levels on hand in our distribution channel.  If actual future chargebacks vary from these estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of March 31, 2016, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three months ended March 31, 2016 and 2015, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $20.8 million and $17.6 million of stock compensation expense on our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which provides a five step approach to be applied to all contracts with customers. ASU No. 2014-09 also requires expanded disclosures about revenue recognition. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein.  Early adoption is permitted for reporting periods beginning after December 15, 2016.  We are currently analyzing the impact of ASU No. 2014-09 on our results of operations and, at this time, we are unable to determine the impact of the new standard, if any, on our condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not believe the pending adoption of ASU No. 2014-15 will have a material impact on our condensed consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis,” which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  The amendments place more emphasis in the consolidation evaluation on variable interests other than fee arrangements such as principal investment risk (including debt or equity interests), guarantees of the value of the assets or liabilities of the variable interest entity (“VIE”), written put options on the assets of the VIE, or similar obligations. Additionally, the amendments reduce the extent to which related party arrangements cause an entity to be considered a primary beneficiary. This guidance is to be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The amendments are effective for fiscal years beginning after December 15, 2015, and interim periods therein. We have concluded ASU No. 2015-02 has no impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for certain aspects of share-based payments to employees.  The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled.  In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows.  The standard also clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the statement of cash flows, and provides an accounting policy election to account for forfeitures as they occur.  The new standard is effective for our calendar year beginning January 1, 2017.  Early adoption is permitted however all of the guidance must be adopted in the same period.

We have elected to early adopt ASU No. 2016-09 as of the first quarter of 2016 which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.  The primary impact of adoption was the recognition of $325.6 million of accumulated excess tax benefits as deferred tax assets that under the previous guidance could not be recognized until the benefits were realized through a reduction in cash taxes paid.  This part of the guidance was applied using a modified retrospective method with a cumulative-effect adjustment to the accumulated deficit for the excess tax benefits not previously recognized. However, given the full valuation allowance placed on the additional $325.6 million of deferred tax assets, the recognition upon adoption had no impact to our accumulated deficit as of January 1, 2016.

Adoption of the standard also resulted in the recognition of excess tax benefits in our income tax provision rather than as paid-in capital. This guidance is to be applied prospectively and resulted in the recognition of $0.3 million of excess tax benefits in our income tax provision rather than paid-in capital for the three months ended March 31, 2016.  Amendments to the minimum statutory withholding tax requirements had no impact to the accumulated deficit as of January 1, 2016. In addition, we have elected to continue to estimate forfeitures expected to occur when determining the amount of compensation cost to be recognized in each period.

We elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively which resulted in classification within operating cash flows of the excess tax benefits recognized during the three months ended March 31, 2016.  This classification is now consistent with all other cash flow impacts from income taxes. In addition, the amendments to the cash flow statement presentation to classify cash payments made on behalf of employees for shares withheld as a financing activity had no impact on our previously reported cash flows, as this requirement is consistent with our previous presentation of these cash flows.

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

Our marketable securities consist of investments in corporate debt securities that are classified as available-for-sale.

At March 31, 2016 and December 31, 2015, our Level 2 corporate debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2016
Cash and cash equivalents	$657,615	$—	$—	$657,615
Corporate debt securities	—	153,054	—	153,054
Long term investment (Note 7)	32,298	—	—	32,298
Total assets	$689,913	$153,054	$—	$842,967

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Cash and cash equivalents	$521,439	$—	$—	$521,439
Corporate debt securities	—	186,344	—	186,344
Long term investment (Note 7)	35,248	—	—	35,248
Total assets	$556,687	$186,344	$—	$743,031

The following is a summary of our marketable security portfolio as of March 31, 2016 and December 31, 2015, respectively.

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2016
Corporate debt securities	$152,657	$397	$—	$153,054

December 31, 2015
Corporate debt securities	$187,153	$—	$(809)	$186,344

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

	Percentage of Total
	Contract Revenues for the
	Three Months Ended
	March 31,
	2016	2015
Collaboration Partner A	—%	89%
Collaboration Partner B	100%	11%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 22% and 39% of the accounts receivable balance as of March 31, 2016 and December 31, 2015, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our product revenues is as follows:

	Percentage of Total Net
	Product Revenues for the
	Three Months Ended
	March 31,
	2016	2015
Customer A	27%	28%
Customer B	18%	20%
Customer C	12%	13%
Customer D	8%	8%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 48% and 40% of the accounts receivable balance as of March 31, 2016 and December 31, 2015, respectively.

5.     Inventory

Our inventory balance consists of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)

Work-in-process	$17,277	$17,555
Finished goods	1,309	1,783
	18,586	19,338
Inventories-current	1,309	1,783
Inventories-non-current	$17,277	$17,555

Inventories, stated at the lower of cost or market, consist of work in process and finished goods. At March 31, 2016, $1.3 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At March 31, 2016, $17.3 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months.  We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

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

6.    Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Office equipment	$8,115	$6,753
Laboratory equipment	33,263	31,296
Computer equipment	26,186	22,491
Building and leasehold improvements	72,539	70,729
	140,103	131,269
Less accumulated depreciation and amortization	(47,481)	(45,263)
	$92,622	$86,006

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

We are accounting for the lease as a direct financing arrangement whereby over the construction period, we recorded the value of the facility (consisting of the estimated fair value of the existing shell, plus construction costs incurred) as a capital asset, with a corresponding lease liability, net of build out costs paid for by us during the construction period. The lease liability will be amortized over the term of the lease using the effective interest method. In addition, we have posted a $15.0 million letter of credit for the facility lease for the benefit of the landlord, which is collateralized by a restricted investments account for the same amount. This amount was recorded as restricted cash and investments on the condensed consolidated balance sheets and will be reduced over a period of time during the duration of the lease. The letter of credit could be subject to accelerated reductions if we meet certain pre-defined financial targets and will be cancelled as a condition of closing of the purchase as described in the paragraph below. Restricted investments related to this direct financing lease on the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 were $13.9 million and $14.0 million, respectively.

On August 21, 2015, we entered into an Agreement of Sale with Augustine Land II, L.P. (the “Seller”) to purchase the leased land and office building for approximately $79.9 million.  Pursuant to the terms of the Agreement of Sale, we initially made a $4.0 million deposit with a third party escrow agent and a $4.0 million deposit with the Seller. The escrow agent held the deposit until the building inspection process was completed, and the escrow agent released the $4.0 million to the Seller in October 2015 as an additional deposit. As of March 31, 2016, the $8.0 million Seller deposit is recorded in other assets, net on the condensed consolidated balance sheets.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received in the aggregate $102.0 million for the achievement of development milestones and $175.0 million for the achievement of regulatory milestones and $20.0 million for the achievement of sales milestones through March 31, 2016.

During the year ended December 31, 2015, under this agreement, we recognized a $5.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib for a third indication and a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea, a $15.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with polycythemia vera, and a $20.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $300.0 million. In 2014, we recognized a $60.0 million regulatory milestone related to reimbursement of JAKAVI (ruxolitinib) in Europe, a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer.  In 2013, we recognized a $25.0 million development milestone under this agreement based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib. In 2012, we recognized a $40.0 million regulatory milestone payment under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of JAKAVI. In 2011, we recognized a $15.0 million development milestone under this agreement for the achievement of a predefined milestone in the Phase I dose-escalation trial for capmatinib in patients with solid tumors and a $10.0 million regulatory milestone for the approval of JAKAFI in the United States. In 2010, we recognized $50.0 million in development milestones for the initiation of the global phase III trial, RESPONSE, in patients with polycythemia vera. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single digits on future JAKAFI net sales within the United States. During the three months ended March 31, 2016 and 2015, such royalties payable to Novartis on net sales within the United States totaled $5.2 million and $2.5 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations.  Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At March 31, 2016 and December 31, 2015, $0.1 million and $0.3 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three months ended March 31, 2016 and 2015 were net of $0.3 million and $0.5 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $0.0 million and $25.0 million for the three months ended March 31, 2016 and 2015, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States was $21.9 million and $15.7 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, $21.8 million and $23.8 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received in the aggregate $99.0 million for the achievement of development milestones and $55.0 million for the achievement of regulatory milestones through March 31, 2016.

In January 2016, under this agreement, we recognized a $35.0 million regulatory milestone for the submission of an NDA to the FDA for the approval of oral once-daily baricitinib for the treatment of moderately-to-severely active rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the Europe Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderately-to-severely active rheumatoid arthritis. In 2012, we recognized a $50.0 million development milestone for the achievement of a predefined milestone for the initiation of the rheumatoid arthritis Phase III program for baricitinib. In 2010, we recognized a $30.0 million development milestone based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined the 2012 and 2010 milestones to be substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also could receive tiered, double-digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized.

We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly is responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co-develop.  For indications that we elect not to co‑develop, we would receive tiered, double‑digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority.  We previously had retained an option to co-promote products in the United States but, in March 2016, we waived our co-promotion option as part of an amendment to the agreement.

Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $5.1 million and $11.6 million for the three months ended March 31, 2016 and 2015, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country-by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Contract revenue under the Lilly agreement was $58.2 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively.

Lilly - Ruxolitinib

In March 2016, we entered into an amendment to the agreement with Lilly that amended the non-compete provision of the agreement to allow us to engage in the development and commercialization of ruxolitinib in the graft-versus-host-disease (“GVHD”) field. We agreed to pay Lilly an upfront payment of $35.0 million and Lilly is eligible to receive up to $40.0 million in additional regulatory milestone payments relating to ruxolitinib in the GVHD field. As of March 31, 2016, the $35.0 million upfront payment was recorded in research and development expense on the condensed consolidated statements of operations and was included in accrued and other current liabilities on the condensed consolidated balance sheet.

Agenus

In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly owned subsidiary, 4-Antibody AG, which we collectively refer to as Agenus. Under this agreement, the parties have agreed to collaborate on the discovery of novel immuno-therapeutics using Agenus’ proprietary antibody discovery platforms. The agreement became effective on February 18, 2015, upon the expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976.

Under the terms of this agreement, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG-3 and TIM-3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration, and in November 2015, three more targets were added. Targets may be designated profit-share programs, where all costs and profits are shared equally by us and Agenus, or royalty-bearing programs, where we will be responsible for all costs associated with discovery, preclinical activities, clinical development and commercialization activities. The programs relating to GITR and OX40 and two of the undisclosed targets are profit-share programs while the other targets currently under collaboration are royalty-bearing programs. All costs related to the collaboration are subject to a joint research plan.  For each royalty-bearing product, Agenus will be eligible to receive up to $155.0 million in future contingent development, regulatory and commercialization milestones as well as tiered royalties on global net sales ranging from 6% to 12%. For each profit share product, Agenus will be eligible to receive up to $20.0 million in future contingent development milestones. Additionally, Agenus retains co-promotion participation rights in the United States on any profit share product. For each royalty bearing product, Agenus has reserved the right to elect to co fund 30% of development costs for a commensurate increase in royalties. The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach.  We agreed to certain standstill provisions that allow us to acquire up to 15% of Agenus Inc.’s outstanding voting stock, including shares acquired pursuant to the Stock Purchase Agreement described below, solely for investment purposes.

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

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. We own approximately 9% of the outstanding shares of Agenus Inc. common stock and conclude that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three months ended March 31, 2016, we recorded an unrealized loss of $3.0 million based on the decrease in the market price of Agenus Inc.’s common stock from the date of purchase to $4.16 per share at March 31,

2016. For the three months ended March 31, 2015, there was no gain or loss recorded as the market price of Agenus Inc.’s common stock at March 31, 2015 was consistent with the fair value on the acquisition date of the investment. For the year ended December 31, 2015, Agenus Inc. reported total revenues of $24.8 million and a net loss of $87.9 million within their consolidated financial statements.

Research and development expenses for the three months ended March 31, 2016 and 2015, included $4.1 million and $1.8 million, respectively, of development costs incurred pursuant to the Agenus arrangement. At March 31, 2016, a total of $10.0 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheet.

Hengrui

In September 2015, we entered into a License and Collaboration Agreement with Jiangsu Hengrui Medicine Co., Ltd. (“Hengrui”). Under the terms of this agreement, we received exclusive development and commercialization rights worldwide, with the exception of Mainland China, Hong Kong, Macau and Taiwan, to INCSHR1210, an investigational PD-1 monoclonal antibody, and certain back-up compounds. INCSHR1210 is currently in clinical development.

Under the terms of this agreement, we paid Hengrui an upfront payment of $25.0 million in 2015 which was recorded in research and development expense on the condensed consolidated statement of operations. Hengrui is also eligible to receive potential milestone payments of up to $770.0 million, consisting of $90.0 million for regulatory approval milestones, $530.0 million for commercial performance milestones, and $150.0 million for a clinical superiority milestone.  Also, Hengrui may be eligible to receive tiered royalties in the high-single digits to mid-double digits based on net sales in our territories. Each company will be responsible for costs relating to the development and commercialization of the PD-1 monoclonal antibody in their respective territories.  The agreement will continue on a country-by-country basis until we have no royalty payment obligations with respect to such country or, if earlier, the termination of the agreement in accordance with its terms.  The agreement may be terminated in its entirety by us for convenience, and may also be terminated under certain other circumstances, including material breach.

Research and development expenses for the three months ended March 31, 2016, included $0.7 million of development costs incurred pursuant to the Hengrui agreement.

8.     Stock compensation

We recorded $20.8 million and $17.6 million of stock compensation expense on our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $13.0 million and $10.3 million for the three months ended March 31, 2016 and 2015, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $7.8 million and $7.3 million for the three months ended March 31, 2016 and 2015, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Three Months Ended		Employee Stock Purchase Plan For the Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Average risk-free interest rates	1.50%	1.35%	0.73%	0.56%
Average expected life (in years)	5.00	5.05	0.25	0.25
Volatility	49%	50%	61%	38%
Weighted-average fair value (in dollars)	41.56	32.59	26.67	9.56

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

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to
		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2015	3,846,717	11,052,279	$33.55
Options granted	(1,412,583)	1,412,583	$94.69
Options exercised	—	(751,784)	$14.06
Options cancelled	68,324	(68,324)	$73.24
Options expired	—	(1,834)	$3.11
Balance at March 31, 2016	2,502,458	11,642,920	$42.00

RSU and PSU award activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2015	834,433	565,567	—
RSUs granted	(216,711)	216,711	$88.28
PSUs granted	—	—	—
RSUs cancelled	12,843	(12,843)	$67.62
PSUs cancelled	—	—	—
Balance at March 31, 2016	630,565	769,435	—

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock. We granted a total of 216,711 RSUs during the three months ended March 31, 2016 which will cliff vest in three years and will be recognized as stock compensation expense over this period.  Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of March 31, 2016, a total of 133,333 RSUs granted to Mr. Hoppenot vested and were released leaving 266,667 RSUs outstanding.

At March 31, 2016, we have only recognized stock compensation expense relating to performance conditions of the outstanding PSUs that are deemed probable of achievement at that date. For PSUs containing performance conditions which have not been deemed probable of achievement at March 31, 2016, no stock compensation expense has been recognized for these awards. The actual number of shares of our common stock into which each PSU may convert are subject to a multiplier of up to 125% based on the level at which the performance conditions are achieved.

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, PSUs and RSUs.  Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of March 31, 2016, was $68.7 million, which is expected to be recognized over the weighted average period of 3.0 years. Total compensation cost of RSUs granted but not yet vested, as of March 31, 2016, was $35.4 million, which is expected to be recognized over the weighted average period of 3.0 years. Total compensation cost of PSUs granted but not yet vested, as of March 31, 2016, was $0.7 million, which is expected to be recognized over the weighted average period of 3.0 years, should the underlying performance conditions be deemed probable of achievement.

9.     Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		March 31,	December 31,
Debt	March 31, 2016	Maturities	2016	2015
0.375% Convertible Senior Notes due 2018	0.375%	2018	$328,173	324,031
1.25% Convertible Senior Notes due 2020	1.25%	2020	299,469	295,862
			627,642	619,893
Less current portion			—	—
			$627,642	$619,893

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
0.375% Convertible Senior Notes due 2018	328,173	574,922	324,031	807,422
1.25% Convertible Senior Notes due 2020	299,469	588,427	295,862	816,123
	$627,642	$1,163,349	$619,893	$1,623,545

The fair values of the 0.375% Convertible Senior Notes due 2018 (the “2018 Notes”) and the 1.25% Convertible Senior Notes due 2020 (the “2020 Notes”) are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, these convertible senior notes are classified within Level 2 in the fair value hierarchy.

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

On April 1, 2016, the 2018 Notes and 2020 Notes became convertible through at least June 30, 2016, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended March 31, 2016 as described in (1) above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes during this period in shares of our common stock and, therefore, the 2018 Notes and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet at March 31, 2016.

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

In January 2016, the Delaware Competes Act (the “Act”) was enacted by the State of Delaware, which changes the corporate income tax apportionment formula to a single sales factor apportionment formula by 2020.  As a qualified Delaware headquarter company under the Act, we may elect to use either a three-factor apportionment or single sales factor starting in 2017.  We are currently evaluating the impact of the law change and the apportionment election available to us starting in 2017.

11.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2016	2015
Basic Net Income (Loss) Per Share
Basic net income (loss)	$24,047	$(18,359)
Weighted average common shares outstanding	187,184	172,070

Basic net income (loss) per share	$0.13	$(0.11)

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$24,047	$(18,359)
Weighted average common shares outstanding	187,184	172,070

Dilutive stock options and RSU’s	5,441	—

Weighted average shares used to compute diluted net income (loss) per share	192,625	172,070

Diluted net income (loss) per share	$0.12	$(0.11)

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2016	2015
Outstanding stock options and awards	2,652,265	14,626,717
Common shares issuable upon conversion of the 4.75% Convertible Senior Notes due 2015	—	10,353,076
Common shares issuable upon conversion of the 2018 Notes	7,245,244	7,245,263
Common shares issuable upon conversion of the 2020 Notes	7,241,284	7,245,263
Total potential common shares excluded from diluted net loss per share computation	17,138,793	39,470,319

12.Contingencies

In February 2016, we received a Paragraph IV certification notice (the “Notice Letter”) regarding an Abbreviated New Drug Application submitted to the U.S. Food and Drug Administration requesting approval to market a generic version of Jakafi (ruxolitinib).  The Notice Letter purports to challenge patents covering ruxolitinib phosphate and its use that expire in 2028.  The Notice Letter does not challenge the ruxolitinib composition of matter patent, which expires on December 24, 2027.  We do not believe there is any kind of loss that is probable or estimable related to this matter at this time.

13.    Subsequent event

In April 2016, we entered into an amendment to the agreement with Novartis under which Novartis received exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the GVHD field.  We are eligible to receive future additional payments from Novartis if defined development and regulatory milestones relating to ruxolitinib for GVHD outside of the United States are achieved. In addition, we remain eligible to receive potential milestone payments and royalties on total sales of ruxolitinib (including GVHD) by Novartis outside of the United States.

In April 2016, we closed on the agreement of sale with Augustine Land II, L.P. for the purchase of the previously leased land and office building.

In May 2016, we entered into a share purchase agreement with ARIAD Pharmaceuticals, Inc. (“ARIAD”) and a wholly-owned subsidiary of ARIAD pursuant to which we will acquire all of the outstanding shares of a wholly-owned subsidiary of ARIAD that is the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of Iclusig® (ponatinib) in the European Union and 22 other countries (the “Territory”) for an upfront payment of $140.0 million.  In addition, we agreed upon the terms of a license agreement to be entered into by ARIAD and us, pursuant to which we will be granted an exclusive license to develop and commercialize Iclusig in the Territory.  ARIAD will be eligible to receive from us tiered royalties on net sales of Iclusig in the Territory and up to $135.0 million in potential future oncology development and regulatory approval milestone payments.  The closing under the share purchase agreement and effectiveness of the license agreement is expected to occur on June 1, 2016, pending satisfaction of customary closing conditions.  We believe that the transaction will be accounted for as a business combination.  Please see Item 5(a) of Part II of this Quarterly Report on Form 10-Q for a more detailed description of the share purchase agreement and license agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2016 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015 previously filed with the SEC.

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

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics. Our global headquarters are located in Wilmington, Delaware and we conduct our European clinical development operations from our offices in Geneva, Switzerland. JAKAFI (ruxolitinib) is our first product to be approved for sale in the United States. It was approved by the U.S. Food and Drug Administration (FDA) in November 2011 for the treatment of patients with intermediate or high‑risk myelofibrosis and in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea. Myelofibrosis and polycythemia vera are both rare blood cancers. Under our collaboration agreement with Novartis International Pharmaceutical Ltd., Novartis received exclusive development and commercialization rights to ruxolitinib outside of the United States for all hematologic and oncologic indications and sells ruxolitinib outside of the United States under the name JAKAVI.

In May 2016, we entered into a share purchase agreement with ARIAD Pharmaceuticals, Inc. and a wholly-owned subsidiary of ARIAD pursuant to which we will acquire all of the outstanding shares of a wholly-owned subsidiary of ARIAD that is the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of Iclusig® (ponatinib) in the European Union and 22 other countries (the “Territory”) for an upfront payment of $140 million.  In addition, we agreed upon the terms of a license agreement to be entered into by ARIAD and us, pursuant to which we will be granted an exclusive license to develop and commercialize Iclusig in the Territory.  ARIAD will be eligible to receive from us tiered royalties on net sales of Iclusig in the Territory and up to $135 million in potential future oncology development and regulatory approval milestone payments.  The closing under the share purchase agreement and effectiveness of the license agreement is expected to occur on June 1, 2016, pending satisfaction of customary closing conditions.  Please see Item 5(a) of Part II of this Quarterly Report on Form 10-Q for a more detailed description of the share purchase agreement and license agreement.

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

In March 2016, the FDA approved supplemental labeling for JAKAFI to include additional safety data as well as efficacy analyses from the RESPONSE trial to assess the durability of response in JAKAFI treated patients after 80 weeks. At this time, 83% patients were still on treatment, and 76% of the responders at 32 weeks maintained their response through 80 weeks.

We have retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development and commercial milestones as well as royalties from product sales outside the United States. We hold patents that cover the composition of matter and use of ruxolitinib through late 2026, which patents have been granted extensions through late 2027.

Clinical Programs in Oncology

We believe that the future of cancer treatment lies in the use of immune therapies, which seek to recruit the patient’s own immune system to tackle cancer, and targeted therapies, which aim to block, directly or indirectly, the effects of cancer-causing mutations. Our most advanced programs are detailed below.

We also have a number of other early programs at various stages of preclinical and clinical testing. We intend to describe these programs once we have obtained clinical proof‑of‑concept and established that a compound within a specific program warrants further development.

Targeted Therapies

We have a portfolio of wholly-owned selective JAK1 inhibitors, including INCB39110 and INCB52793. The clinical program to evaluate INCB39110 in solid tumors includes clinical trials in combination with the EGFR inhibitor osimertinib. We have another JAK1 inhibitor, INCB52793, which is in a Phase I/II trial in patients with advanced malignancies. INCB52793 has shown synergistic efficacy in combination with standard of care in preclinical models of multiple myeloma.

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

c‑MET is a clinically validated receptor kinase cancer target. Abnormal c‑MET activation in cancer correlates with poor prognosis. Dysregulation of the c‑MET pathway triggers tumor growth, formation of new blood vessels that supply the tumor with nutrients, and causes cancer to spread to other organs. Dysregulation of the c‑MET pathway is seen in many types of cancers, including lung, kidney, liver, stomach, breast and brain.

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

INCB54828 is an inhibitor of the FGFR isoforms 1, 2 and 3 that has demonstrated potency and selectivity in preclinical studies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in a number of liquid and solid tumor types. INCB54828 is currently being studied in an open-label, dose-escalation trial in patients with advanced malignancies.

INCB54329 is a BRD inhibitor. BRDs are a family of proteins which play important roles in mediating gene transcription, most notably by facilitating the expression of oncogenes such as MYC, one of the most frequently dysregulated oncogenes in all human cancer. INCB54329 is being studied in an open-label dose-escalation trial in patients with advanced malignancies.

INCB53914 is a pan-PIM kinase inhibitor that has demonstrated potency and selectivity in preclinical studies. PIM kinases integrate signals from multiple pathways important for the survival and proliferation of malignant cells. Over expression of PIM kinases has been reported in human hematological cancers with each isoform showing a distinct expression pattern among the various malignancy subtypes. A clinical trial of INCB53914 in advanced malignancies is now underway.

INCB59872 is an LSD1 inhibitor. LSD1 is a key enzyme that is involved in epigenetic regulation of gene transcription. Dysregulated LSD1 activity can perturb normal gene expression, leading to cellular transformation.  In particular, the function of LSD1 has been reported to maintain stem cell-like gene expression patterns in various cancers, including acute myeloid leukemia and small cell lung cancer. A proof-of-concept clinical trial of INCB59872 is now underway.

	Indication	Status Update
INCB39110 (JAK1)	Lung cancer	Phase I/II in combination with osimertinib (EGFR) expected to initiate mid-year 2016
INCB52793 (JAK1)	Advanced malignancies	Phase I/II dose-escalation
INCB50465 (PI3Kδ)	B-cell malignancies	Phase I/II as monotherapy and in combination with INCB39110 (JAK1); expansion cohorts initiating
Capmatinib (c-MET, licensed to Novartis)	Non-small cell lung cancer, glioblastoma, liver cancer	Phase II in EGFR wild-type ALK negative NSCLC patients with c-MET amplification and mutation
INCB54828 (FGFR)	Advanced malignancies	Phase I/II dose escalation; expansion cohorts in genetically-defined tumor types now underway
INCB54329 (BRD)	Advanced malignancies	Phase I/II dose-escalation
INCB53914 (PIM)	Advanced malignancies	Phase I/II dose-escalation
INCB59872 (LSD1)	Acute myeloid leukemia, small cell lung cancer	Phase I/II dose-escalation

Immune Therapies

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

Epacadostat is a novel, potent and selective inhibitor of the enzyme IDO1. We believe that the optimal development strategy for epacadostat is for the compound to be developed in combination with other immuno‑oncology agents. During 2014, we signed clinical trial collaboration agreements with Merck, Bristol-Myers Squibb, AstraZeneca / MedImmune and Roche / Genentech to evaluate epacadostat with their respective anti-PD-1 and anti-PD-L1 agents in

Phase I/II trials, and all four of these trials are in progress. We have global development and commercialization rights to epacadostat for all indications.

In October 2015, we and Merck announced an expansion of the companies’ ongoing clinical trial collaboration to include ECHO-301, a Phase III study evaluating the combination of epacadostat with pembrolizumab as a first-line treatment for patients with advanced or metastatic melanoma. This trial is expected to begin in the first half of 2016.

INCSHR1210 is an anti-PD-1 monoclonal antibody that we have licensed under our agreement with Jiangsu Hengrui Medicine Co., Ltd. (Hengrui). Many tumor cells express PD-L1, an immunosuppressive PD-1 ligand. Inhibition of the interaction between PD-1 and PD-L1, known as immune checkpoint blockade, can enhance T-cell responses and mediate preclinical antitumor activity. A proof-of-concept clinical trial of INCSHR1210 in patients with advanced solid tumors is now underway.

INCAGN1876 is an anti-GITR agonist antibody and is a program within our antibody discovery and development collaboration with Agenus Inc. GITR is a costimulatory receptor that is expressed on effector T cells and is important for T cell survival and enhanced cytokine production. It is also expressed on regulatory T cells and can abrogate their suppressive function. Preclinical data demonstrate that anti-GITR agonist antibodies inhibit tumor growth by enhancing the levels and function of effector T cells and by decreasing regulatory T cells. A proof-of-concept clinical trial of INCAGN1876 is expected to begin in the first half of 2016.

	Indication	Status Update
Epacadostat (IDO1)	1st line, advanced melanoma	Phase III (ECHO-301) in combination with Merck’s pembrolizumab (PD-1)[1]
	Multiple tumor types	Phase II (ECHO-202) expansion cohorts now recruiting in combination with Merck’s pembrolizumab (PD-1)
	Multiple tumor types	Phase II (ECHO-204) expansion cohorts now recruiting in combination with Bristol-Myers Squibb’s nivolumab (PD-1)
	Multiple tumor types	Phase II (ECHO-203) expansion cohorts now recruiting in combination with AstraZeneca/MedImmune’s durvalumab (PD-L1)
	Non-small cell lung cancer	Phase I/II (ECHO-110) dose-escalation ongoing in combination with Roche/Genentech’s atezolizumab (PD-L1)
INCSHR1210 (PD-1, licensed from Hengrui)	Solid tumors	Phase I/II dose-escalation
INCAGN1876 (GITR, co-developed with Agenus)	Solid tumors	Phase I/II dose-escalation[1]
INCAGN1949 (OX40, co-developed with Agenus)	Solid tumors	Phase I/II dose-escalation[2]
PD-1 platform study	Solid tumors	Phase I/II, pembrolizumab (PD-1) in combination with INCB39110 (JAK1) or INCB50465 (PI3Kδ)
JAK1 platform study	Solid tumors	Phase I/II, INCB39110 (JAK1) in combination with epacadostat (IDO1) or INCB50465 (PI3Kδ)

1. Expected to begin in the first half of 2016.

2. Expected to begin in the second half of 2016.

We have also launched two platform studies to investigate the effects of PD-1, JAK1, IDO1 and PI3Kδ inhibition on the tumor microenvironment. The PD-1 platform study will investigate the effects of adding either INCB39110 (JAK1) or INCB50465 (PI3Kδ) to pembrolizumab (PD-1). The JAK1 platform study will investigate all-oral doublets combining either INCB50465 (PI3Kδ) or epacadostat (IDO1) with INCB39110 (JAK1).

Clinical Programs outside Oncology

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

Graft-Versus-Host-Disease. Building upon positive, independently published third-party data of ruxolitinib in graft-versus-host-disease (GVHD), we intend to initiate a U.S. registration program for ruxolitinib in GVHD in the second half of 2016. We recently announced an agreement with Lilly enabling us to develop and commercialize ruxolitinib in the U.S. for the treatment of GVHD. We also announced an agreement with Novartis granting Novartis exclusive research, development and commercialization rights for ruxolitinib in GVHD outside the U.S. In addition, we have begun a proof-of-concept trial of INCB39110, a selective JAK1 inhibitor, for the treatment of patients with GVHD.

GVHD is a condition that can occur after an allogeneic transplant (the transfer of genetically dissimilar stem cells or tissue). In GVHD, the donated bone marrow or peripheral blood stem cells view the recipient’s body as foreign and attack the body. We estimate that the long-term survival in patients with corticosteroid-refractory GVHD is approximately 5% to 30% and that the diagnosed incidence of acute and chronic GVHD is approximately 17,000 per year across the U.S. and Europe.

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

We have a second JAK1 and JAK2 inhibitor, baricitinib, which is subject to our collaboration agreement with Eli Lilly and Company, in which Lilly received exclusive worldwide development and commercialization rights to the compound for inflammatory and autoimmune diseases. The Phase III program of baricitinib in patients with rheumatoid arthritis incorporated all three rheumatoid arthritis populations (methotrexate naïve, biologic naïve, and tumor necrosis factor (TNF) inhibitor inadequate responders); used event rates to fully power the baricitinib program for structural comparison and non-inferiority vs. adalimumab; and evaluated patient-reported outcomes. All four Phase III trials met their respective primary endpoints.

In January 2016, Lilly submitted a New Drug Application (NDA) to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency for baricitinib as treatment for mild-to-moderately severe rheumatoid arthritis. We have exercised our co-development option in rheumatoid arthritis to fund 30% of development costs from Phase IIb through regulatory approval, including post-launch studies required by a regulatory authority, in exchange for increased tiered royalties ranging up to the high twenties on potential future sales.

Psoriasis.  Baricitinib has completed a Phase II trial as a treatment for psoriasis. Psoriasis is a skin disease that causes visible scaling and inflammation. Most psoriasis patients have patches of thick, red skin with silvery scales that can occur on the elbows, knees, other parts of the legs, scalp, lower back, face, palms, and soles of the feet. Market research suggests that neither physicians nor patients are satisfied with existing psoriasis treatments primarily because these require constant monitoring to balance safety and efficacy outcomes. There is clear unmet need for a better tolerated and effective treatment. The U.S. psoriasis market consists of approximately six million patients, of which moderate‑to‑severe patients account for approximately 20% of the market.  We have decided not to exercise our co-development option for psoriasis.

Atopic Dermatitis. Lilly has initiated a Phase IIa trial to evaluate the safety and efficacy of baricitinib in patients with moderate-to-severe atopic dermatitis. The JAK-STAT pathway has been shown to play an essential role in the dysregulation of immune responses in atopic dermatitis. A recent study of six patients with moderate to severe atopic dermatitis who had failed standard treatment showed that treatment with the JAK inhibitor tofacitinib showed promising results. Therefore, we believe that inhibiting cytokine pathways dependent on JAK1 and JAK2 may lead to positive clinical outcomes in atopic dermatitis.

Systemic Lupus Erythematosus. Lilly has initiated a Phase II trial to evaluate the safety and efficacy of baricitinib in patients with systemic lupus erythematosus (SLE). Baricitinib’s activity profile suggests that it inhibits cytokines implicated in SLE such as type I interferon (IFN), type II IFN-γ, IL-6, and IL-23 as well as other cytokines that may have a role in SLE, including granulocyte macrophage colony stimulating factor (GM-CSF) and IL-12. The potential impact of baricitinib on the IFN pathway is highly relevant to SLE, as clinical and preclinical studies have established that this pathway is involved in the pathogenesis of SLE.

Diabetic Nephropathy.  Baricitinib has also completed a Phase IIa trial in patients with diabetic nephropathy. Data suggest that ongoing renal inflammation plays a key role in diabetic nephropathy, and biopsies from the kidneys of early‑ and late‑stage diabetic kidney disease patients suggest that over‑activation of the JAK/STAT pathway leads to increased levels of pro‑inflammatory cytokines. This dose‑ranging placebo‑controlled Phase IIa trial met its primary endpoint of a change from baseline in the urinary albumin/creatinine ratio at 24 weeks.

	Indication	Status Update
Baricitinib (JAK1/JAK2) (licensed to Lilly)	Rheumatoid arthritis	NDA and MAA submitted
	Psoriasis	Phase II studies completed
	Atopic dermatitis, systemic lupus erythematosus	Phase II
Ruxolitinib (JAK1/JAK2)	Alopecia areata	Phase II (topical formulation1)
Ruxolitinib (JAK1/JAK2)	Graft-versus-host-disease	Phase III[2]
INCB39110 (JAK1)	Graft-versus-host-disease	Phase I/II

1. The Collaboration and License Agreement with Novartis for ruxolitinib ex-U.S. does not include topical   administration.

2. The pivotal program for ruxolitinib in graft-versus-host-disease is expected to begin in the second half of 2016.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210 million and were initially eligible to receive additional payments of up to approximately $1.2 billion if defined development and commercialization milestones are achieved. We are also eligible to receive tiered, double‑digit royalties ranging from the upper‑teens to the mid‑twenties on future ruxolitinib net sales outside of the United States. In addition, Novartis has received reimbursement and pricing approval for ruxolitinib in a specified number of countries, and we are now obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

In April 2016, we entered into an amendment with Novartis under which we granted Novartis exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in GVHD. We are eligible to receive future additional payments from Novartis if defined development and regulatory milestones relating to ruxolitinib for GVHD outside of the United States are achieved.

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

Lilly - Baricitinib

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

We retained options to co‑develop our JAK1/JAK2 inhibitors with Lilly on a compound‑by‑compound and indication‑by‑indication basis. Lilly is responsible for all costs relating to the development and commercialization of the compounds unless we elect to co‑develop any compounds or indications. If we elect to co‑develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co-develop.  For indications that we elect not to co‑develop, we would receive tiered, double‑digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized. We previously had retained an option to co-promote products in the United States but, in March 2016, we waived our co-promotion option as part of an amendment to the agreement.

In July 2010, we elected to co‑develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. Baricitinib is also being developed in psoriasis, atopic dermatitis and systemic lupus erythematosus. We have decided not to exercise our co‑development option for psoriasis.

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

Lilly - Ruxolitinib

In March 2016, we entered into an amendment to the agreement with Lilly which allows us to engage in the development and commercialization of ruxolitinib in the GVHD field. We have agreed to pay Lilly an upfront payment of $35 million and Lilly is eligible to receive up to $40 million in additional regulatory milestone payments relating to ruxolitinib in the GVHD field.

Agenus

In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly‑owned subsidiary, 4‑Antibody AG, which we collectively refer to as Agenus. Under this agreement, the parties have agreed to collaborate on the discovery of novel immuno‑therapeutics using Agenus’ proprietary antibody discovery platforms.

Under the terms of this agreement, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG‑3 and TIM‑3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration, and in November 2015, three more targets were added. Targets may be designated profit‑share programs, where all costs and profits are shared equally by us and Agenus, or royalty‑bearing programs, where we will be responsible for all costs associated with discovery, preclinical activities, clinical development and commercialization activities. The programs relating to GITR and OX40 and two of the undisclosed targets are profit‑share programs while the other targets currently under collaboration are royalty‑bearing programs.  All costs related to the collaboration are subject to a joint research plan. For each royalty‑bearing product, Agenus will be eligible to receive up to $155 million in future contingent development, regulatory and commercialization milestones as well as tiered royalties on global net sales ranging from 6% to 12%. For each profit‑share product, Agenus will be eligible to receive up to $20 million in future contingent development milestones. Additionally, Agenus retains co‑promotion participation rights in the United States on any profit‑share product. For each royalty‑bearing product, Agenus has reserved the right to elect to co‑fund 30% of development costs for a commensurate increase in royalties. The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach. We agreed to certain standstill provisions that allow us to acquire up to 15% of Agenus Inc.’s outstanding voting stock, including shares acquired pursuant to the Stock Purchase Agreement described below, solely for investment purposes.

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

Hengrui

In September 2015, we entered into a License and Collaboration Agreement with Hengrui.  Under the terms of this agreement, we received exclusive development and commercialization rights worldwide, with the exception of Mainland China, Hong Kong, Macau and Taiwan, to INCSHR1210, an investigational PD-1 monoclonal antibody, and certain back-up compounds.  We paid to Hengrui an upfront payment of $25 million. Hengrui is also eligible to receive potential milestone payments of up to $770 million, consisting of $90 million for regulatory approval milestones, $530 million for commercial performance milestones, and $150 million for a clinical superiority milestone.  Also, Hengrui may be eligible to receive tiered royalties in the high single digits to mid-double digits based on net sales in our territories. Each company will be responsible for costs relating to the development and commercialization of the PD-1 monoclonal antibody in its respective territories.

The agreement will continue on a country-by-country basis until we have no royalty payment obligations with respect to such country or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated in its entirety by us for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Chargebacks:  Chargebacks are discounts that occur when certain contracted customers, which currently consist primarily of group purchasing organizations, Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, purchase directly from our wholesalers. Contracted customers generally purchase the product at a discounted price. The wholesalers, in turn, charges back to us the difference between the price initially paid by the wholesalers and the discounted price paid by the contracted customers. In addition to actual chargebacks received, we maintain an accrual for chargebacks based on the estimated contractual discounts on the inventory levels on hand in our distribution channel.  If actual future chargebacks vary from these estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Product Royalty Revenues

Royalty revenues on commercial sales for JAKAVI by Novartis are estimated based on information provided by Novartis. We exercise judgment in determining whether the information provided is sufficiently reliable for us to base our royalty revenue recognition thereon. If actual royalties vary from estimates, we may need to adjust the prior period, which would affect royalty revenue in the period of adjustment.

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related costs that are recoverable through the commercialization of the product. Beginning in October 2014, we became obligated to pay tiered, low single digit royalties to Novartis on all future sales of JAKAFI in the United States, which are included in cost of product revenues.

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of March 31, 2016, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three months ended March 31, 2016 and 2015, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values on the dates of grant.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded

$20.8 million and $17.6 million of stock compensation expense for the three months ended March 31, 2016 and 2015, respectively.

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

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for the next 6 to 9 months will reflect a lower average per unit cost of materials.

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

On a quarterly basis, we perform an assessment in order to determine whether the 2018 Notes or 2020 Notes have become convertible at the option of the holder, based on meeting any of the conversion criteria described above. Should either the 2018 Notes or the 2020 Notes become convertible, we then assess our intent and ability to settle the 2018 Notes or the 2020 Notes in cash, shares of common stock, or a combination of cash and shares of common stock, in order to determine the appropriate classification of the 2018 Notes and the 2020 Notes at the balance sheet date. On April 1, 2016, the 2018 Notes and 2020 Notes became convertible through at least June 30, 2016, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended March 31, 2016 as described above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes in common shares and, therefore, the 2018 and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet as of March 31, 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which provides a five step approach to be applied to all contracts with customers. ASU No. 2014-09 also requires expanded disclosures about revenue recognition. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein.  Early adoption is permitted for reporting periods beginning after December 15, 2016.  We are currently analyzing the impact of ASU No. 2014-09 on our results of operations and, at this time, we are unable to determine the impact of the new standard, if any, on our condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not believe the pending adoption of ASU No. 2014-15 will have a material impact on our condensed consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis,” which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  The amendments place more emphasis in the consolidation evaluation on variable interests other than fee arrangements such as principal investment risk (including debt or equity interests), guarantees of the value of the assets or liabilities of the VIE, written put options on the assets of the VIE, or similar obligations. Additionally, the amendments reduce the extent to which related party arrangements cause an entity to be considered a primary beneficiary. This guidance is to be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The amendments are effective for fiscal years beginning after December 15, 2015, and interim periods therein. We have concluded ASU No. 2015-03 has no impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for certain aspects of share-based payments to employees.  The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled.  In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows.  The standard also clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the statement of cash flows, and provides an accounting policy election to account for forfeitures as they occur.  The new standard is effective for our calendar year beginning January 1, 2017.  Early adoption is permitted however all of the guidance must be adopted in the same period.

We have elected to early adopt ASU No. 2016-09 as of the first quarter of 2016 which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.  The primary impact of adoption was the recognition of $325.6 million of accumulated excess tax benefits as deferred tax assets that under the previous guidance could not be recognized until the benefits were realized through a reduction in cash taxes paid.  This part of the guidance was applied using a modified retrospective method with a cumulative-effect adjustment to the accumulated deficit for the excess tax benefits not previously recognized. However, given the full valuation allowance placed on the additional $325.6 million of deferred tax assets, the recognition upon adoption had no impact to our accumulated deficit as of January 1, 2016.

Adoption of the standard also resulted in the recognition of excess tax benefits in our income tax provision rather than as paid-in capital. This guidance is to be applied prospectively and resulted in the recognition of $0.3 million of excess tax benefits in our income tax provision rather than paid-in capital for the three months ended March 31, 2016.  Amendments to the minimum statutory withholding tax requirements had no impact to the accumulated deficit as of January 1, 2016. In addition, we have elected to continue to estimate forfeitures expected to occur when determining the amount of compensation cost to be recognized in each period.

We elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively which resulted in classification within operating cash flows of the excess tax benefits recognized during the three months ended March 31, 2016.  This classification is now consistent with all other cash flow impacts from income taxes. In addition, the amendments to the cash flow statement presentation to classify cash payments made on behalf of employees for shares withheld as a financing activity had no impact on our previously reported cash flows, as this requirement is consistent with our previous presentation of these cash flows.

Results of Operations

We recorded net income of $24.0 million and basic and diluted net income per share of $0.13 and $0.12, respectively, for the three months ended March 31, 2016, as compared to a net loss of $18.4 million and basic and diluted net loss per share of $0.11 in the corresponding period in 2015.

Revenues.

	For the Three Months Ended,
	March 31,
	2016	2015
	(in millions)
Product revenues, net	$183.3	$115.3
Product royalty revenues	21.9	15.7
Contract revenues	58.2	28.2
Other revenues	0.1	0.1
Total revenues	$263.5	$159.3

Our product revenues, net from JAKAFI for the three months ended March 31, 2016 and 2015, were $183.3 million and $115.3 million, respectively. The increase in product revenues for the three months ended March 31, 2016 as compared to the corresponding period in 2015 was comprised of a volume increase of $56.9 million and a price increase of $11.1 million.  Product revenues from the sale of JAKAFI are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2016:

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Three Months Ended March 31, 2016	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2016	$3,069	$10,766	$247	$1,815	$15,897
Allowances for current period sales	5,311	22,263	1,353	639	29,566
Allowances for prior period sales	257	106	(5)	—	358
Credits/payments for current period sales	(4,452)	(8,316)	(1,224)	(95)	(14,087)
Credits/payments for prior period sales	(1,096)	(5,670)	(129)	—	(6,895)
Balance at March 31, 2016	$3,089	$19,149	$242	$2,359	$24,839

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

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the three months ended March 31, 2016 and 2015, were $21.9 million and $15.7 million, respectively.

Our contract revenues were $58.2 million and $28.2 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, contract revenues were derived from the straight line recognition of revenue associated with the Lilly upfront fees over the estimated performance period as well as milestone payments from Lilly and Novartis earned during the periods. During the three months ended March 31, 2016, under the Lilly agreement, we recognized a $35.0 million regulatory milestone payment for the submission of a new drug application to the U.S. Food and Drug Administration for the approval of oral once-daily baricitinib for the treatment of moderately-to-severely active rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the Europe Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderately-to-severely active rheumatoid arthritis. During the three months ended March 31, 2015, under the Novartis agreement, we recognized a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea.

Cost of Product Revenues.

We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At March 31, 2016, inventory with $1.3 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 6 to 9 months; however, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future JAKAFI sales, and the ability to utilize inventory prior to its expiration date. As a result, cost of product revenues for the next 6 to 9 months will reflect a lower average per unit cost of materials. Commencing in October 2014, we became obligated to pay tiered, low single digit royalties to Novartis on all sales of JAKAFI in the United States, which is included in cost of product revenues.

Cost of product revenues was $6.0 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively. The increase in cost of product revenues for the three months ended March 31, 2016 as compared to the same periods in 2015 is due primarily to increased JAKAFI sales and our obligation that commenced in October 2014 to pay royalties to Novartis on all JAKAFI sales in the United States. We expect future cost of product revenues to range in the mid-single digits as a percentage of net product sales subsequent to the utilization of all of the remaining pre-launch inventory.

Operating Expenses.

Research and development expenses.

	For the Three Months Ended,
	March 31,
	2016	2015
	(in millions)
Salary and benefits related	$32.2	$26.2
Stock compensation	13.0	10.3
Clinical research and outside services	100.0	71.8
Occupancy and all other costs	11.6	10.1
Total research and development expenses	$156.8	$118.4

We currently account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three months ended March 31, 2015 to the three months ended March 31, 2016 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from the three months ended March 31, 2015 to the three months ended March 31, 2016 was primarily the result of increased development costs to advance our clinical pipeline, and the $35.0 million payment to acquire the rights from Lilly to develop ruxolitinib for the treatment of patients with graft-versus-host-disease, as well as an additional $4.1 million of research and development costs incurred under the Agenus  arrangement through March 31, 2016.  Research and development expenses for the three months ended March 31, 2016 and 2015 were net of $2.9 million and $1.2 million, respectively, of costs reimbursed by our collaborative partners. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $5.1 million and $11.6 million for the three months ended March 31, 2016 and 2015, respectively. We expect our share of the global development costs for baricitinib for the treatment of rheumatoid arthritis to decline following submission of the NDA filing by Lilly in January 2016. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

Selling, general and administrative expenses.

	For the Three Months Ended,
	March 31,
	2016	2015
	(in millions)
Salary and benefits related	$16.4	$14.2
Stock compensation	7.8	7.3
Other contract services and outside costs	40.4	23.4
Total selling, general and administrative expenses	$64.6	$44.9

Salary and benefits related expense increased from the three months ended March 31, 2015 to the three months ended March 31, 2016 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis and for the commercial launch in uncontrolled polycythemia vera which occurred in December 2014. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high-risk myelofibrosis and uncontrolled polycythemia vera in addition to an increase in donations to independent non-profit patient assistance organizations in the United States.

Other income (expense).

Interest and other income, net. Interest and other income, net, for the three months ended March 31, 2016 and 2015 was $1.5 million and $1.6 million, respectively.

Interest Expense.  Interest expense for the three months ended March 31, 2016 and 2015 was $10.1 million and $12.7 million, respectively. Included in interest expense for the three months ended March 31, 2016 was $7.8 million of non-cash charges to amortize the discounts on the 2018 Notes and the 2020 Notes. Included in interest expense for the three months ended March 31, 2015 was $9.2 million of non-cash charges to amortize the discounts on the 4.75% convertible senior notes due 2015, the 2018 Notes and the 2020 Notes.

Unrealized loss on long term investment. The unrealized loss on our long term investment in Agenus for the three months ended March 31, 2016 was $3.0 million, based on the change in fair value of Agenus’ common stock during the period.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2014. Because of those losses, we had an accumulated deficit of $1.8 billion as of March 31, 2016. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At March 31, 2016, we had available cash, cash equivalents and marketable securities of $810.7 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and corporate debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities was $97.5 million for the three months ended March 31, 2016, compared to $4.6 million used in operating activities for the three months ended March 31, 2015.  The $102.1 million increase in cash provided by operating activities was due primarily to changes in working capital during the 2016 period.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash provided by investing activities was $28.8 million for the three months ended March 31, 2016, which represented purchases of marketable securities of $16.8 million, capital expenditures of $5.6 million, offset in part by the sale and maturity of marketable securities of $51.1 million.  Net cash used in investing activities was $58.6 million for the three months ended March 31, 2015, which represented purchases of marketable securities of $34.5 million, capital expenditures of $3.6 million, and our long term investment in Agenus of $39.8 million, offset in part by maturities of marketable securities of $19.3 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $9.9 million and $32.7 million for the three months ended March 31, 2016 and 2015, respectively, primarily representing proceeds from the issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of March 31, 2016 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	1 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$749.8	$—	$375.0	$374.8	$—
Interest on convertible senior debt	27.2	6.1	12.1	9.0	—
Non-cancelable lease obligations	95.3	10.7	18.8	12.5	53.3
Total contractual obligations	$872.3	$16.8	$405.9	$396.3	$53.3

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

On August 21, 2015, we entered into an Agreement of Sale with Augustine Land II, L.P. (the “Seller”) to purchase the leased land and office building for approximately $79.9 million. We initially made a $4.0 million deposit with a third party escrow agent and a $4.0 million deposit with the Seller during the third quarter of 2015. The escrow agent held the deposit until the building inspection process was completed, and the escrow agent released the $4.0 million to the Seller in October 2015 as an additional deposit.  As of March 31, 2016, the $8.0 million Seller deposit is recorded in other assets, net on the condensed consolidated balance sheets. The table above does not include the additional payments made to the Seller upon closing of the purchase in April 2016. In addition, the lease obligations that remain as of March 31, 2016 under the now terminated leasing arrangement totaling $77.5 million, set forth in the table above, will no longer be paid.

As discussed above under “Overview” and in more detail under Item 5(a) of Part II of this Quarterly Report on Form 10-Q, in May 2016 we entered into a share purchase agreement with ARIAD Pharmaceuticals, Inc. under which we agreed to acquire ARIAD’s European operations for an upfront payment of $140.0 million.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; costs for future facility requirements; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis and Lilly; the extent to which commercialization of JAKAFI is successful; expenditures in connection with potential exchanges of our outstanding convertible senior notes; and expenditures in connection with strategic relationships and license agreements, including our agreements with Agenus and Hengrui, strategic equity investments or potential acquisitions. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of corporate debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of March 31, 2016, marketable securities were $153.1 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2016, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II:     OTHER INFORMATION

Item 1A.       Risk Factors

RISKS RELATING TO COMMERCIALIZATION OF JAKAFI

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

JAKAFI is our first and, currently, only product approved for sale in the United States. It was approved by the U.S. Food and Drug Administration, or FDA, in November 2011 for the treatment of patients with intermediate or high‑risk myelofibrosis and in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled polycythemia vera. Although we have received regulatory approval for these indications, such approval does not guarantee future revenues. The commercial success of JAKAFI and our ability to generate and maintain revenues from the sale of JAKAFI will depend on a number of factors, including:

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

If we are not successful in commercializing JAKAFI in the United States, or are significantly [delayed or] limited in doing so, our business may be materially harmed and we may need to delay other drug discovery and development initiatives or even significantly curtail operations.

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

We may not be able to sell JAKAFI on a profitable basis or our profitability may be reduced if we are required to sell JAKAFI at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. JAKAFI is expensive and almost all patients will require some form of third party coverage to afford its cost. Our future revenues and profitability will be adversely affected if we cannot depend on government and other third‑party payors to defray the cost of JAKAFI to the patient. Risks related to pricing and reimbursement are described below under “—Other Risks Relating to our Business— Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our drug candidates. Our ability to generate revenues will be diminished if we are unable to obtain an adequate level of reimbursement from private insurers, government insurance programs or other third party payors of health care costs, which could be affected by recent healthcare reform legislation” If government and other third‑party payors refuse to provide coverage and reimbursement with respect to JAKAFI, determine to provide a lower level of coverage and reimbursement than anticipated, or reduce previously approved levels of coverage and reimbursement, then our pricing or reimbursement for JAKAFI may be affected and our product sales, results of operations or financial condition could be harmed.

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

Prior to our commercialization of JAKAFI, we had no experience selling and marketing drug products and with pricing and obtaining adequate third‑party reimbursement for drug products. Under our collaboration and license agreement with Novartis, we have retained commercialization rights to JAKAFI in the United States. We have established commercial capabilities in the United States, but cannot guarantee that we will be able to enter into and maintain any marketing, distribution or third‑party logistics agreements with third‑party providers on acceptable terms, if at all. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell JAKAFI. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time‑consuming. Competition for personnel with experience in sales and marketing can be high. Our expenses associated with building and maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of JAKAFI.

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

Competition for JAKAFI could harm our business and result in a decrease in our revenue.

Present and potential competitors for JAKAFI could include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms.  For example, Gilead Sciences, Inc. has a drug candidate in Phase III clinical trials for the treatment of myelofibrosis. See “—Other Risks Relating to our Business— We face significant competition for our drug discovery and development efforts, and if we do not compete effectively, our commercial opportunities will be reduced or eliminated” for a description of risks relating to this type of competition.  In addition, JAKAFI could face competition from generic products.  As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application, or ANDA.  The Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products.  In February 2016, we received a notice letter regarding an ANDA that requested approval to market a generic version of JAKAFI and purported to challenge patents covering ruxolitinib phosphate and its use that expire in 2028. There can be no assurance that our patents will be upheld or that any litigation in which we might engage with any such generic manufacturer would be successful in protecting JAKAFI’s exclusivity.  The entry of a generic version of JAKAFI could result in a decrease in JAKAFI sales and materially harm our business, operating results and financial condition.

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

We have limited experience with many of the activities listed above and may not be successful in discovering, developing, or commercializing additional drug products. Discovery and development of drug candidates are expensive, uncertain and time‑consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. Of the compounds or biologics that we identify as potential drug products or that we may in‑license from other companies, including potential products for which we are conducting clinical trials, only a few, if any, are likely to lead to successful drug development programs and commercialized drug products.

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

Data obtained from clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. Many companies in the pharmaceutical and biopharmaceutical industry, including our company, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier clinical trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review. For example, the FDA has in the past required and could in the future require that we conduct additional trials of any of our drug candidates, which would result in delays.

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

An important element of our business strategy is to enter into collaborative or license arrangements with other parties, under which we license our drug candidates to those parties for development and commercialization or under which we study our drug candidates in combination with other parties’ compounds or biologics. For example, in addition to our Novartis, Lilly and Pfizer collaborations, we have entered into clinical study relationships with respect to epacadostat and are evaluating strategic relationships with respect to several of our other programs. However, because collaboration and license arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug candidates that are desirable to other parties, or we may be unwilling to license a drug candidate to a particular party because such party interested in it is a competitor or for other reasons. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaboration or license arrangements, we may not be able to develop and commercialize a drug product, which could adversely affect our business and our revenues.

We will likely not be able to control the amount and timing of resources that our collaborators or licensees devote to our programs or drug candidates. If our collaborators or licensees prove difficult to work with, are less skilled than we originally expected, do not devote adequate resources to the program, pursue alternative technologies or develop alternative products, or do not agree with our approach to development or manufacturing of the drug candidate, the relationship could be unsuccessful. If a business combination involving a collaborator or licensee and a third party were to occur, the effect could be to terminate or cause delays in development of a drug candidate.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our drug discovery and development efforts may target diseases and conditions that are already subject to existing therapies or that are being developed by our competitors, many of which have substantially greater resources, larger research and development staffs and facilities, more experience in completing preclinical testing and clinical trials, and formulation, marketing and manufacturing capabilities. As a result of these resources, our competitors may develop drug products that render our products obsolete or noncompetitive by developing more effective drugs, developing their products more efficiently or pricing their products more competitively. Our ability to develop competitive products would be limited if our competitors succeeded in obtaining regulatory approvals for drug candidates more rapidly than we were able to or in obtaining patent protection or other intellectual property rights that limited our drug development efforts. Any drug products resulting from our research and development efforts, or from our joint efforts with collaborators or licensees, might not be able to compete successfully with our competitors’ existing and future products, or obtain regulatory approval in the United States or elsewhere. The development of products or processes by our competitors with significant advantages over those that we are developing could harm our future revenues and profitability.

Our reliance on other parties to manufacture our drug products and drug candidates could result in a short supply of the drugs, delays in clinical trials or drug development, increased costs, and withdrawal or denial of a regulatory authority’s approval.

We do not currently operate manufacturing facilities for clinical or commercial production of JAKAFI and our other drug candidates. We currently hire third parties to manufacture the raw materials, active pharmaceutical ingredient, or API, and finished drug product of JAKAFI and our other drug candidates for clinical trials. In addition, we expect to continue to rely on third parties for the manufacture of commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. We also hire third parties to package and label the finished product. The FDA requires that the raw materials, API and finished product for JAKAFI and our other drug candidates be manufactured according to its current Good Manufacturing Practices regulations and regulatory authorities in other countries have similar requirements. There are only a limited number of manufacturers that comply with these requirements. Failure to comply with current Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our drug candidates and products could result in the FDA or a foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, enforcing product recalls or other enforcement actions, which could have a material adverse effect on our business.

We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture them according to our schedule and specifications. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel.  In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all.  We generally have a single source or a limited number of suppliers that are qualified to supply each of the API and finished product of JAKAFI and our other drug candidates and, in the case of JAKAFI, we only have a single source for its raw materials. If any of these suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed.

We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. Foreign manufacturing approval processes typically include all of the risks associated with the FDA approval process for manufacturing and may also include additional risks.

Two of our collaborations involve the manufacture of antibodies. Under our collaboration with Agenus, Agenus has primary responsibility for manufacturing activities, including selecting and monitoring third‑party manufacturers. Under our collaboration with Hengrui, Hengrui currently has primary responsibility for manufacturing activities, and we are in the process of transferring manufacturing activities to a third party contract manufacturing organization. Manufacturing antibodies and products containing antibodies is a more complex process than manufacturing small molecule drugs and subject to additional risks. The process of manufacturing antibodies and products containing antibodies is highly susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

We may acquire businesses or assets, form joint ventures or make investments in other companies that may be unsuccessful, divert our management’s attention and harm our operating results and prospects.

As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in May 2016, we agreed to acquire the European operations of ARIAD Pharmaceuticals, Inc. and to license European rights to its drug product Iclusig. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions.  We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business.  Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, we have in the year ended December 31, 2015 and the quarter ended March 31, 2016 recorded unrealized losses related to our investment in Agenus Inc., and we may in the future experience additional losses related to our investments.  In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our stockholders could result.

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

We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2014. Because of those losses, we had an accumulated deficit of $1.8 billion as of March 31, 2016. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2016 and in future periods as well.

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

As of March 31, 2016, the aggregate principal amount of our total consolidated debt was $749.8 million and our stockholders’ equity was $227.7 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of March 31, 2016, $375.0 million aggregate principal amount of our 0.375% convertible senior notes due 2018 was outstanding and due in November 2018. Annual interest payments for our 0.375% convertible senior notes through 2018, assuming that none of these notes are converted, repurchased or exchanged, are $1.4 million. As of March 31, 2016, $374.8 million aggregate principal amount of our 1.25% convertible senior notes due 2020 was outstanding and due in November 2020. Annual interest payments for our 1.25% convertible senior notes through 2020, assuming that none of these notes are converted, repurchased or exchanged, are $4.7 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our convertible senior notes, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

Our marketable securities and long term investments are subject to risks that could adversely affect our overall financial position.

We invest our cash in accordance with an established internal policy and customarily in instruments, corporate bonds and money market funds which historically have been highly liquid and carried relatively low risk. In recent periods, similar types of investments and money market funds have experienced losses in value or liquidity issues that differ from their historical pattern.

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

We derived substantially all of our revenues for the three months ended March 31, 2016 from JAKAFI product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

Our business and competitive position depends in significant part upon our ability to protect our proprietary technology, including any drug products that we create. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. For example, one of our collaborators may disclose proprietary information pertaining to our drug discovery efforts. In addition, while we have filed numerous patent applications with respect to ruxolitinib and our drug candidates in the United States and in foreign countries, our patent applications may fail to result in issued patents. In addition, because patent applications can take several years to issue as patents, there may be pending patent applications of others that may later issue as patents that cover some aspect of ruxolitinib and our drug candidates. Our existing patents and any future patents we may obtain may not be broad enough to protect our products or all of the potential uses of our products, or otherwise prevent others from developing competing products or technologies. In addition, our patents may be challenged and invalidated or may fail to provide us with any competitive advantages if, for example, others were first to invent or first to file a patent application for the technologies and products covered by our patents.  As noted above under “—Risks Relating to Commercialization of JAKAFI—Competition for JAKAFI could potentially harm our business and result in a decrease in our revenue,” a potential generic drug company competitor has challenged certain patents relating to JAKAFI.

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

Item 5.   Other Information

(a)On May 9, 2016, Incyte Corporation, as guarantor, our wholly-owned subsidiary Incyte Europe S.a.r.l. (“Incyte Europe”), as purchaser, ARIAD Pharmaceuticals (Cayman) L.P., as seller, and ARIAD Pharmaceuticals, Inc. (“ARIAD”), as guarantor, entered into a Share Purchase Agreement (the “Share Purchase Agreement”) pursuant to which Incyte Europe will acquire all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of Iclusig® (ponatinib) in the European Union (“EU”) and 22 other countries, including Switzerland, Norway, Turkey, Israel and Russia (the “Territory”), for an upfront payment of $140 million, subject to customary working capital adjustments (the “Upfront Payment”). Iclusig is approved in Europe for the treatment of patients with chronic myeloid leukemia and Philadelphia-positive acute lymphoblastic leukemia who are resistant to or intolerant of certain second generation BCR-

ABL inhibitors and all patients who have the T3151 mutation. We expect to fund the Upfront Payment using available cash on hand. The closing under the Share Purchase Agreement is subject to customary conditions.  Under the Share Purchase Agreement, and subject to certain limitations and exceptions, each party has also agreed to indemnify the other for breaches of representations and warranties and certain other matters to a maximum amount of 10% of the Upfront Payment. The Share Purchase Agreement also includes a standstill provision restricting our ability for a specified period of time to acquire shares of ARIAD’s common stock above a certain percentage or take certain other actions without ARIAD board approval, subject to certain customary exceptions.

In connection with the transactions contemplated under the Share Purchase Agreement, the parties have also agreed upon the terms of an Amended and Restated Buy-in License Agreement to be entered into by ARIAD, ARIAD Pharmaceuticals (Europe) S.a.r.l., one of the entities that will be owned by Incyte Europe upon the closing of the Share Purchase Agreement, and Incyte Corporation, as guarantor (the “License Agreement”).  Under the terms of the License Agreement, we will be granted an exclusive license to develop and commercialize Iclusig in the Territory.  ARIAD will be eligible to receive from us tiered royalties of between 32% and 50% on net sales of Iclusig in the Territory. The royalties will be subject to reduction for certain events related to exclusivity and, if necessary, any third-party patent rights.  In addition, ARIAD will be eligible to receive up to $135 million in potential future oncology development and regulatory approval milestone payments for Iclusig in the Territory (the “Milestones”).  We will also be co-funding a portion of the ongoing Iclusig clinical studies OPTIC and OPTIC 2L, which are being conducted by ARIAD, by paying up to $7 million in both 2016 and 2017 (the “Development Costs”).

The terms of the License Agreement also include a limited option for a potential future acquirer of ARIAD to purchase the European development and commercialization rights to Iclusig from us. Under these purchase terms, we would retain all EU infrastructure and be financially compensated.  Our financial compensation would include the repayment of the Upfront Payment and any Milestone or Development Costs payments made by us to ARIAD and an additional payment based upon the last 12 months of Iclusig sales booked by us. We would also be eligible to receive royalties of between 20% to 25% from an ARIAD acquirer on future sales of Iclusig in the EU. The buy-back provision cannot be exercised before two years nor after the sixth year from the effective date of the License Agreement. Following exercise of the buy-back provision, there is a further transition period of up to one year before the provision can be made effective.

Unless terminated earlier in accordance with its provisions, our obligations to pay full royalties under the License Agreement will continue to be in effect on a country-by-country basis until the latest to occur of (1) the expiration date of the composition patent in the relevant country, (2) the expiration of any regulatory marketing exclusivity period or other statutory designation that provides similar exclusivity for the commercialization of Iclusig in such country and (3) the seventh anniversary of the first commercial sale of Iclusig in such country.  We will be obligated to pay royalties at a reduced rate for a specified period of time following such full royalty term. The License Agreement may be terminated in its entirety by us for convenience after a certain prescribed period of time.  The License Agreement may also be terminated by either party under certain other circumstances, including material breach, as set forth in the License Agreement.

The closing under the Share Purchase Agreement and effectiveness of the License Agreement is expected to occur on June 1, 2016, pending satisfaction of customary closing conditions.  The closing and effectiveness are not subject to any antitrust waiting periods or notice periods.

The foregoing descriptions of the Share Purchase Agreement and the License Agreement do not purport to be complete and are qualified in their entirety by reference to the full agreements, which we expect to file as exhibits to its Quarterly Report on Form 10-Q for the quarter ending June 30, 2016.

Item 6.  Exhibits

Exhibit Number	Description of Document

10.1†

Third Amendment, entered into effective March 31, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company

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

INCYTE CORPORATION

Dated: May 9, 2016	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2016	By:	/s/ DAVID W. GRYSKA
David W. Gryska
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1†

Third Amendment, entered into effective March 31, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company

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