Form 10-Q
period 2016-06-30
INCYTE CORP
filed 2016-08-09
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 188,002,918 as of August 2, 2016.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	June 30,	December 31,
	2016	2015*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$487,654	$521,439
Marketable securities—available-for-sale	141,537	186,344
Restricted cash and investments	16	516
Accounts receivable	129,486	114,450
Inventory	6,124	1,783
Prepaid expenses and other current assets	27,313	17,843
Total current assets	792,130	842,375

Restricted cash and investments	922	13,977
Long term investment	31,444	35,248
Inventory	15,540	17,555
Property and equipment, net	138,513	86,006
Other intangible assets, net	269,205	—
In-process research and development	12,000	—
Goodwill	155,725	—
Other assets, net	2,496	12,279
Total assets	$1,417,975	$1,007,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,724	$30,085
Accrued compensation	31,545	38,117
Interest payable	762	762
Accrued and other current liabilities	102,184	86,531
Deferred revenue—collaborative agreements	6,083	12,512
Acquisition-related contingent consideration	17,688	—
Total current liabilities	198,986	168,007

Convertible senior notes	635,491	619,893
Acquisition-related contingent consideration	276,312	—
Other liabilities	10,123	48,385
Total liabilities	1,120,912	836,285

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 187,865,985 and 186,650,249 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	188	187
Additional paid-in capital	2,016,728	1,950,764
Accumulated other comprehensive income (loss)	662	(809)
Accumulated deficit	(1,720,515)	(1,778,987)
Total stockholders’ equity	297,063	171,155
Total liabilities and stockholders’ equity	$1,417,975	$1,007,440

*   The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Product revenues, net	$212,116	$142,406	$395,383	$257,736
Product royalty revenues	25,958	17,364	47,860	33,037
Contract revenues	8,214	3,214	66,429	31,429
Other revenues	—	—	80	58

Total revenues	246,288	162,984	509,752	322,260

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	12,367	6,254	18,372	9,229
Research and development	120,269	112,445	277,092	230,809
Selling, general and administrative	66,792	51,679	131,390	96,548
Change in fair value of acquisition-related contingent consideration	2,271	—	2,271	—

Total costs and expenses	201,699	170,378	429,125	336,586

Income (loss) from operations	44,589	(7,394)	80,627	(14,326)
Interest and other income, net	1,137	1,144	2,630	2,773
Interest expense	(9,662)	(11,494)	(19,796)	(24,181)
Unrealized gain (loss) on long term investment	(854)	27,174	(3,804)	27,174

Income (loss) before provision for income taxes	35,210	9,430	59,657	(8,560)

Provision for income taxes	785	136	1,185	503

Net income (loss)	$34,425	$9,294	$58,472	$(9,063)

Net income (loss) per share:
Basic	$0.18	$0.05	$0.31	$(0.05)
Diluted	$0.18	$0.05	$0.30	$(0.05)

Shares used in computing net income (loss) per share:
Basic	187,682	178,676	187,433	175,373
Diluted	193,015	186,493	192,820	175,373

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$34,425	$9,294	$58,472	$(9,063)

Other comprehensive income (loss):
Foreign currency translation	105	—	94	—
Unrealized gain (loss) on restricted investments and marketable securities, net of tax	(49)	(309)	990	134
Reclassification adjustment for realized loss on marketable securities	—	—	178	—
Defined benefit pension obligation, net of tax	209	—	209	—
Other comprehensive income (loss)	265	(309)	1,471	134

Comprehensive income (loss)	$34,690	$8,985	$59,943	$(8,929)

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$58,472	$(9,063)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	23,908	23,101
Stock-based compensation	42,071	35,150
Other, net	251	—
Unrealized loss (gain) on long term investment	3,804	(27,174)
Excess tax benefit from stock-based compensation	—	(2,073)
Change in fair value of acquisition-related contingent consideration	2,271	—
Changes in operating assets and liabilities:
Accounts receivable	(2,818)	(17,189)
Prepaid expenses and other assets	(7,460)	946
Inventory	1,682	(1,009)
Accounts payable	8,883	4,700
Accrued and other liabilities	(9,528)	7,866
Deferred revenue—collaborative agreements	(6,429)	(6,451)
Net cash provided by operating activities	115,107	8,804
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(144,845)	—
Long term investment	—	(39,829)
Capital expenditures	(87,776)	(5,749)
Purchases of marketable securities	(17,795)	(80,212)
Sale and maturities of marketable securities	63,892	40,524
Net cash (used in) investing activities	(186,524)	(85,266)
Cash flows from financing activities:
Restricted investments, net	13,987	(273)
Proceeds from issuance of common stock under stock plans	24,105	62,958
Direct financing arrangements repayments	(445)	(912)
Excess tax benefit from stock-based compensation	—	2,073
Net cash provided by financing activities	37,647	63,846
Effect of exchange rates on cash and cash equivalents	(15)	—
Net decrease in cash and cash equivalents	(33,785)	(12,616)
Cash and cash equivalents at beginning of period	521,439	452,297
Cash and cash equivalents at end of period	$487,654	$439,681
Supplemental Schedule of Cash Flow Information
Interest paid	$3,892	$1,670
Income taxes paid	$229	$83
Reclassification to additional paid in capital in connection with conversions or exchange of 4.75% convertible senior notes due 2015	$—	$45,327
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$4	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

1.     Organization and business

Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI® (ruxolitinib) and ICLUSIG® (ponatinib). Our operations are treated as one operating segment.

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of June 30, 2016 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three and six months ended June 30, 2016 and 2015, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2015 has been derived from audited financial statements.

On June 1, 2016, we acquired (the “Acquisition”), pursuant to a Share Purchase Agreement dated as of May 9, 2016 (the “Share Purchase Agreement”), all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., since renamed Incyte Biosciences Luxembourg S.a.r.l., the parent company of certain European subsidiaries of ARIAD Pharmaceuticals, Inc. (“ARIAD”).  Refer to Note 3 for further information regarding the Acquisition.

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

Acquisitions.  Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions.  Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill.  Transaction costs are expensed as incurred.  The operating results of the acquired business are reflected in our consolidated financial statements after the date of acquisition. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use.

Foreign Currency Translation. Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity's most predominant cash flows. The results of operations for any non-U.S. dollar functional currency entities are translated from functional currencies into U.S. dollars using the average currency rate during each month. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of our foreign entities that use their local currency as the functional currency into U.S. dollars are reflected as a component of other comprehensive income (loss). Transaction gains and losses are recorded in interest and other income, net in the condensed consolidated statements of operations.  To date, both the translation gains or losses in other comprehensive income (loss) and the transaction gains or losses in foreign exchange gain (loss) have been immaterial.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk.  Cash, cash equivalents, marketable securities, trade receivables and restricted investments are financial instruments which potentially subject us to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. We primarily invest our excess available funds in corporate debt securities and, by policy, limit the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government and money market funds that meet certain guidelines. Our receivables mainly relate to our product sales of JAKAFI, ICLUSIG and collaborative agreements with pharmaceutical companies. We have not experienced any significant credit losses on cash, cash equivalents, marketable securities, trade receivables or restricted investments to date and do not require collateral on receivables.

Cash and Cash Equivalents.  Cash and cash equivalents are held in banks or in custodial accounts with banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash.

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

Accounts Receivable.  As of June 30, 2016 and December 31, 2015, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the U.S. Food and Drug Administration (“FDA”) approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of JAKAFI revenues for the next 3 to 6 months will reflect a lower average per unit cost of materials. The ICLUSIG inventories acquired on June 1, 2016 in connection with the Acquisition were recorded at fair value less costs to sell, which will result in a higher cost of ICLUSIG revenues for the next twelve months.

JAKAFI raw materials and work-in-process inventory is not subject to expiration and the shelf life of finished goods inventory is 36 months from the start of manufacturing of the finished goods. ICLUSIG finished goods inventory has a shelf life of 24 months from the start of manufacturing of the finished goods.  We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the condensed consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.

Variable Interest Entities. We perform an initial and on-going evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of June 30, 2016, there were no entities in which we held a variable interest which we determined to be VIEs.

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

Property and Equipment.  Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term.

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

In April 2016, we completed our purchase of the previously leased land and building of approximately 190,000 square feet of laboratory and office space in Wilmington, Delaware.  Refer to Note 7 for further information regarding the purchase.

Other Intangible Assets, net. Other intangible assets, net consist of licensed intellectual property rights acquired in business combinations, which are reported at fair value, less accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method.

In-Process Research and Development. The fair value of in-process research and development (“IPR&D”) acquired through business combinations is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities.  When the related research and development is completed, the asset will be assigned a useful life and amortized.

Impairment of Long-Lived Assets.  Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset.  If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted future cash flows.

Indefinite-lived intangible assets, including IPR&D, are tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired.  Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value.

Goodwill.  Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed.  Goodwill is not amortized but is tested for impairment at least annually in the fourth quarter at the reporting unit level.  A reporting unit is the same as, or one level below, an operating segment. Our operating segment is currently comprised of a single, entity wide reporting unit.

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

Accumulated Other Comprehensive Income (Loss).  Accumulated other comprehensive income (loss) consists of realized and unrealized gains or losses on marketable securities and restricted cash and investments, net of tax, foreign currency translation gains or losses, and changes in defined benefit pension obligation, net of tax.

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

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and European sales of ICLUSIG.  Product revenues are recognized once we meet all four revenue recognition criteria described above. In November 2011, we began shipping JAKAFI to our customers in the U.S., which include specialty pharmacies and wholesalers. In June 2016, we acquired the right to and began shipping ICLUSIG to our customers in the European Union and certain other jurisdictions (Note 3), which include retail pharmacies, hospital pharmacies and distributors.

We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the U.S. Product shipping and handling costs are included in cost of product revenues.

Customer Credits:  Our customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect our customers will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.

Rebates and Discounts:  Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program in the U.S. and mandated discounts in Europe in markets where government-sponsored healthcare systems are the primary payers for healthcare. Rebate amounts are based upon contractual agreements or legal requirements with public sector benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The accrual for rebates is based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launches. Our estimates for expected utilization of rebates are based on data received from our customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related product costs as well as ICLUSIG related product costs. The acquired ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, and will result in a higher cost of ICLUSIG product revenues over the next twelve months.  In addition, cost of product revenues include low single digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States. Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of June 30, 2016, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the six months ended June 30, 2016 and 2015, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $21.3 million and $42.1 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2016. We recorded $17.6 million and $35.2 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2015.

Acquisition-Related Contingent Consideration. Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to ARIAD, is recorded on the acquisition date at the estimated fair value of the obligation, in accordance with the acquisition method of accounting.  The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that requires lessees to recognize assets and liabilities on the balance sheet for most leases including operating leases. Lessees now classify leases as either finance or operating leases and lessors classify all leases as sales-type, direct financing or operating leases.  The statement of operations presentation and expense recognition for lessees for finance leases is similar to that of capital leases under Accounting Standards Codification (“ASC”) 840 with separate interest and amortization expense with higher periodic expense in the earlier periods of a lease.  For operating leases, the statement of operations presentation and expense recognition is similar to that of operating leases under ASC 840 with single lease cost recognized on a straight-line basis. This guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and is effective for annual periods beginning after December 15, 2018 and interim periods therein.  Early adoption is permitted.  We are currently analyzing the impact of ASU No. 2016-02 and, at this time, are unable to determine the impact of the new standard, if any, on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for certain aspects of share-based payments to employees.  The new guidance requires excess tax benefits and tax deficiencies to be recorded in the statement of operations when the awards vest or are settled.  In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows.  The standard also clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the statement of cash flows, and provides an accounting policy election to account for forfeitures as they occur.  The new standard is effective for our calendar year beginning January 1, 2017.  Early adoption is permitted however all of the guidance must be adopted in the same period.

We elected to early adopt ASU No. 2016-09 as of the first quarter of 2016 which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.  The primary impact of adoption was the recognition of $325.6 million of accumulated excess tax benefits as deferred tax assets that under the previous guidance could not be recognized until the benefits were realized through a reduction in cash taxes paid.  This part of the guidance was applied using a modified retrospective method with a cumulative-effect adjustment to the accumulated deficit for the excess tax benefits not previously recognized. However, given the full valuation allowance placed on the additional $325.6 million of deferred tax assets, the recognition upon adoption had no impact to our accumulated deficit as of January 1, 2016.

Adoption of the standard also resulted in the recognition of excess tax benefits in our income tax provision rather than as paid-in capital. This guidance is to be applied prospectively and resulted in the recognition of $0.5 million of excess tax benefits in our income tax provision rather than paid-in capital for the six months ended June 30, 2016.  Amendments to the minimum statutory withholding tax requirements had no impact to the accumulated deficit as of January 1, 2016. In addition, we have elected to continue to estimate forfeitures expected to occur when determining the amount of compensation cost to be recognized in each period.

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

3.Business combination

Description of the Transaction

On June 1, 2016, pursuant to the Share Purchase Agreement, we completed the Acquisition, and acquired all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., since renamed Incyte Biosciences Luxembourg S.a.rl., the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of ICLUSIG (ponatinib) in the European Union (“EU”) and other countries including Switzerland, Norway, Turkey, Israel and Russia (the “Territory”) in exchange for an upfront payment of $147.5 million, including customary working capital adjustments (the “Upfront Payment”).  ICLUSIG is approved in Europe for the treatment of patients with chronic myeloid leukemia and Philadelphia-positive acute lymphoblastic leukemia who are resistant to or intolerant of certain second generation BCR-ABL inhibitors and all patients who have the T3151 mutation.  The acquisition of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l. includes a fully integrated and established pan-European team including medical, sales and marketing personnel.  The existing platform and infrastructure acquired is expected to further our strategic plan and accelerate the establishment of our operations in Europe.

Under the Share Purchase Agreement, and subject to certain limitations and exceptions, each party has also agreed to indemnify the other for breaches of representations and warranties and certain other matters to a maximum amount of $14.0 million. The Share Purchase Agreement also includes a standstill provision restricting our ability for a specified period of time to acquire shares of ARIAD’s common stock above a certain percentage or take certain other actions without ARIAD board approval, subject to certain customary exceptions.

In connection with the closing of the Acquisition, we entered into an Amended and Restated Buy-in License Agreement with ARIAD (the “License Agreement”).  Under the terms of the License Agreement, we were granted an exclusive license to develop and commercialize ICLUSIG in the Territory.  ARIAD is eligible to receive from us tiered royalties ranging between 32% and 50% on net sales of ICLUSIG in the Territory. The royalties are subject to reduction for certain events related to exclusivity and, if necessary, any third-party patent rights.  In addition, ARIAD is eligible to receive up to $135.0 million in potential future development and regulatory approval milestone payments for ICLUSIG in new oncology indications in the Territory (the “Milestones”), together with additional milestone payments for non-oncology indications, if approved, in the Territory.  Incyte will also be co-funding a portion of the ongoing ICLUSIG clinical studies OPTIC and OPTIC 2L, which are being conducted by ARIAD, by paying up to $7.0 million in both 2016 and 2017 (the “Development Costs”).

The terms of the License Agreement also include a limited option for a potential future acquirer of ARIAD to purchase the European development and commercialization rights to ICLUSIG from us (the “Buy-Back Provision”). Under these purchase terms, we would retain all EU infrastructure and be financially compensated.  Our financial compensation would include the repayment of the Upfront Payment and any Milestone or Development Costs payments made by us to ARIAD and an additional payment based upon the last 12 months of ICLUSIG sales booked by us. We would also be eligible to receive royalties of between 20% to 25% from an ARIAD acquirer on future sales of ICLUSIG in the Territory. The Buy-Back Provision cannot be exercised before two years nor after the sixth year from the effective date of the License Agreement. Following exercise of the Buy-Back Provision, there is a further transition period of one year before the provision can be made effective.  We concluded the Buy-Back Provision is not a derivative as it does not provide for explicit or implicit net settlement, cannot be readily settled net by a means outside of the contract, and does not provide for delivery of an asset that puts the recipient in a position that is not substantially different from net settlement. We also consider the probability of a potential future buyer exercising the Buy-Back Provision to be near zero and have concluded that any value assigned to this provision is de minimis.

Unless terminated earlier in accordance with its provisions, our obligations to pay full royalties under the License Agreement will continue to be in effect on a country-by-country basis until the latest to occur of (1) the expiration date of the composition patent in the relevant country, (2) the expiration of any regulatory marketing exclusivity period or other statutory designation that provides similar exclusivity for the commercialization of ICLUSIG in such country and (3) the seventh anniversary of the first commercial sale of ICLUSIG in such country.  We will be obligated to pay royalties at a reduced rate for a specified period of time following such full royalty term. The License Agreement may be terminated in its entirety by us for convenience on 12 months’ notice after the third anniversary of the effective date of the License Agreement.  The License Agreement may also be terminated by either party under certain other circumstances, including material breach, as set forth in the License Agreement.

Fair Value of Consideration Transferred

The preliminary fair value of consideration transferred totals $440.5 million, which consists of $147.5 million in cash pursuant to the Share Purchase Agreement, including net working capital adjustments, and $293.0 million of contingent consideration related to the License Agreement.  Contingent consideration includes the future payments that we may pay to ARIAD for our royalty obligations on future net sales of ICLUSIG, as well as for any future potential milestone payments related to new oncology or non-oncology indications for ICLUSIG.

The preliminary fair value of contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the Territory for both the approved third line treatment, as well as the second line treatment that is currently under development and is therefore contingent on future clinical results and European Medicines Agency (“EMA”) approval. The probability of technical success (“PTS”) of the second line indication was estimated at 25% based on the early stage of development and competitive market landscape, and the estimated future cash flows for the second line indication were probability weighted accordingly. The total projected cash flows of the third line and second line indications were estimated over 18 years, and discounted to present value using a discount rate of 10%. In addition, based on the believed limited effectiveness of ICLUSIG beyond the existing oncology indications, the fact that no development is currently ongoing for any new oncology or any non-oncology indications, and the lack of intention by us or ARIAD to develop ICLUSIG in additional oncology or non-oncology indications, the fair value of any cash flows for any new oncology or non-oncology indication was determined to be nil.  The present value of the contingent consideration was $293.0 million as of the Acquisition date.

Assets Acquired and Liabilities Assumed

The Acquisition has been accounted for as a business combination under the acquisition method of accounting.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.  Due to the timing of the Acquisition, certain amounts are provisional and subject to change.  The provisional amounts consist primarily of the estimates of the fair value of intangible assets acquired, inventory, contingent consideration and income taxes.  We will finalize these amounts as we obtain the information necessary to complete the measurement process.  Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the provisional amounts recognized at the acquisition date.  These changes could be significant.  We will finalize these amounts no later than one year from the acquisition date.

Amounts
Recognized as of
(estimated in thousands)	Acquisition Date
Current assets	$21,413
Property and equipment	850
Restricted cash	432
Intangible assets(a)	283,000
Total identifiable assets	305,695
Current liabilities	(15,720)
Other long term liabilities	(5,226)
Total liabilities assumed	(20,946)
Goodwill(b)	155,725
Total fair value of consideration transferred	$440,474

(a)As of the effective date of the Acquisition, identifiable intangible assets are required to be measured at fair value.  The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. We used an income statement approach to estimate the preliminary fair value of the intangibles which includes licensed intellectual property and IPR&D. The assumptions used to estimate the cash flows of the licensed intellectual property included a discount rate of 15%, estimated gross margins of 98%, income tax rates ranging from 7.8% in periods in which we have established tax holidays to 13.8% thereafter, and operating expenses consisting of direct costs based on the anticipated level of revenues as well as the $7.0 million of research and development cost sharing payments we will owe in 2016 and 2017.  The assumptions used to estimate the cash flows of the IPR&D (which relates to the potential approval of ICLUSIG as a second line treatment) included a PTS of 25%, discount rate of 16%, estimated gross margins of 98%, income tax rates ranging from 7.8% in periods in which we have established tax holidays to 13.8% thereafter, and operating expenses consisting of direct costs based on the anticipated level of revenues as well as probability weighted milestone payments estimated for 2020 related to the clinical results and potential approval of ICLUSIG as a second line treatment. The licensed intellectual property has a weighted-average useful life of approximately 12.5 years and will be amortized using the straight-line method and the IPR&D is an indefinite-lived intangible and will not be amortized until the completion or abandonment of the related research and development activities.

(b)Goodwill is calculated as the difference between the estimated acquisition date fair value of the consideration transferred and the estimated fair values of the assets acquired and liabilities assumed. The Goodwill is related to the existing platform, infrastructure, and workforce which is expected to generate synergies and further our strategic plan in Europe.  Goodwill is not amortized and none of the goodwill is expected to be deductible for tax purposes.

Acquisition-Related Costs

We have incurred to date $1.3 million of transaction costs directly related to the Acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services.  These costs have been expensed in selling, general and administrative costs on the condensed consolidated statements of operations during the three and six months ended June 30, 2016.

Revenue and Net Loss of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l.

The revenues of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l. for the period from the acquisition date to June 30, 2016 were $4.0 million and net loss was $7.9 million.  The net loss includes the effects of the Acquisition accounting adjustments and acquisition-related costs.

Pro Forma Impact of Business Combination

The following unaudited pro forma information presents condensed consolidated results of operations for the three and six months ended June 30, 2016 and 2015, as if the Acquisition had occurred as of January 1, 2015 (in thousands).

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2016	2015	2016	2015
Pro forma net product revenues	$245,341	$148,519	$437,334	$269,073
Pro forma net income (loss)	$48,431	$(11,414)	$54,136	$(47,561)

The unaudited pro forma condensed consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of our company and the acquired business which has been adjusted for events that are (1) directly attributable to the Acquisition, (2) factually supportable, and (3) expected to have continuing impact on the combined results.  The unaudited pro forma information reflects primarily the following adjustments:

•	To record amortization expense related to fair value adjustments recorded on the acquired definite lived intangibles;

•	To eliminate ARIAD Europe’s interest expense on the intercompany loan in accordance with the terms of the Acquisition;

•	To remove balances attributable to the ARIAD Australia entity which are not material. This entity was previously consolidated by ARIAD Europe; however it was not included in the Acquisition; and

•

To remove the recognition of revenue relating to distribution agreements in historic periods for those arrangements in which we have no continuing performance obligation and, therefore, the fair value of the assumed deferred revenue balance was zero.

The unaudited pro forma information is not necessarily indicative of the results that would have been obtained if the Acquisition had occurred as of the beginning of the period presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings.  The unaudited pro forma information for the three and six months ended June 30, 2016 includes $24.4 million of revenue that had been deferred in historic periods relating to the conclusion of pricing and reimbursement negotiations with the French National Health Authority.

4.Fair value of financial instruments

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

Recurring Fair Value Measurements

Our marketable securities consist of investments in corporate debt securities that are classified as available-for-sale.

At June 30, 2016 and December 31, 2015, our Level 2 corporate debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of June 30, 2016 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2016
Cash and cash equivalents	$487,654	$—	$—	$487,654
Corporate debt securities	—	141,537	—	141,537
Long term investment (Note 9)	31,444	—	—	31,444
Total assets	$519,098	$141,537	$—	$660,635

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as of June 30, 2016 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2016
Contingent consideration (Note 3)	$—	$—	$294,000	$294,000
Total liabilities	$—	$—	$294,000	$294,000

The following is a rollforward of our Level 3 liabilities (in thousands):

Level 3
Balance at January 1, 2016	$—
Initial recognition of contingent consideration	293,000
Contingent consideration earned during the period	(1,271)
Change in fair value of contingent consideration	2,271
Balance at June 30, 2016	$294,000

The fair value of the contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the Territory for both the approved third line treatment, as well as the second line treatment that is currently under development and is therefore contingent on future clinical results and EMA approval.  The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Cash and cash equivalents	$521,439	$—	$—	$521,439
Corporate debt securities	—	186,344	—	186,344
Long term investment (Note 9)	35,248	—	—	35,248
Total assets	$556,687	$186,344	$—	$743,031

The following is a summary of our marketable security portfolio as of June 30, 2016 and December 31, 2015, respectively.

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2016
Corporate debt securities	$140,879	$658	$—	$141,537

December 31, 2015
Corporate debt securities	$187,153	$—	$(809)	$186,344

Our corporate debt securities generally have contractual maturity dates of between 12 to 18 months.

Non-Recurring Fair Value Measurements

Non-recurring fair value measurements during the three and six month periods ended June 30, 2016 relate to the fair value of intangible assets and inventory acquired in the Acquisition which are discussed in further detail in Note 3.

5.     Concentration of credit risk

In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total		Percentage of Total
	Contract Revenues for the		Contract Revenues for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Collaboration Partner A	61%	—%	8%	80%
Collaboration Partner B	39%	100%	92%	20%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 20% and 39% of the accounts receivable balance as of June 30, 2016 and December 31, 2015, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to JAKAFI product revenues is as follows:

	Percentage of Total Net		Percentage of Total Net
	Product Revenues for the		Product Revenues for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Customer A	26%	27%	27%	28%
Customer B	16%	19%	17%	20%
Customer C	13%	13%	13%	13%
Customer D	9%	9%	9%	9%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 42% and 40% of the accounts receivable balance as of June 30, 2016 and December 31, 2015, respectively.

The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

6.     Inventory

Our inventory balance consists of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)

Work-in-process	$15,540	$17,555
Finished goods	6,124	1,783
	21,664	19,338
Inventories-current	6,124	1,783
Inventories-non-current	$15,540	$17,555

Inventories, stated at the lower of cost or market, consist of work in process and finished goods. The ICLUSIG inventories acquired on June 1, 2016 were recorded at fair value less costs to sell, and therefore, will result in a higher cost of product revenues for the next twelve months.  At June 30, 2016, $6.1 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At June 30, 2016, $15.5 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months.  We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

JAKAFI raw materials and work-in-process inventory is not subject to expiration and the shelf life for finished goods inventory is 36 months from the start of manufacturing of the finished goods. ICLUSIG finished goods inventory has a shelf life of 24 months from the start of manufacturing of the finished goods.  We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage.

7.    Property and equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Office equipment	$9,131	$6,753
Laboratory equipment	34,797	31,296
Computer equipment	30,464	22,491
Land	3,825	—
Building and leasehold improvements	104,789	70,729
	183,006	131,269
Less accumulated depreciation and amortization	(44,493)	(45,263)
Property and equipment, net	$138,513	$86,006

In April 2016, we completed our purchase of the previously leased land and building comprising approximately 190,000 square feet of laboratory and office space located in Wilmington, Delaware.  We previously accounted for the lease as a direct financing arrangement.  In total, upon completion of the purchase, we paid $81.3 million, including closing costs, for the purchase of the land and building and our direct financing obligation related to the lease was relieved. We recorded the difference between the amount paid for the purchase of the land and building ($81.3 million) and the remaining direct financing obligation on the purchase date ($45.9 million) as property and equipment. A total of $3.8 million was allocated to land and the remaining $31.6 million was allocated to buildings and leasehold improvements, which we estimated using the assistance of a third party valuation specialist. The land is not being amortized and we are depreciating the building over its estimated useful life of 40 years. In addition, the restricted investments related to the direct financing lease were released upon closing of the agreement of sale.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets as of June 30, 2016 were as follows (in thousands, except for useful life):

	Weighted-	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP(1)	12.5	$271,000	$1,795	$269,205
Indefinite-lived intangible assets:
Acquired IPR&D(1)	N/A	12,000	—	12,000
		$283,000	$1,795	$281,205

(1) We acquired certain intangible assets as part of the Acquisition, as described further in Note 3.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, for which development has not yet been completed, is as follows (in thousands):

	Remainder of
	2016	2017	2018	2019	2020	Thereafter
Amortization expense	$10,770	$21,540	$21,540	$21,540	$21,540	$172,275

Goodwill

The changes to carrying amount of goodwill for the three and six months ended June 30, 2016 of $155.7 million relates to goodwill acquired in the Acquisition.  As described in Note 3, the allocations of the goodwill balance associated with the Acquisition and certain other adjustments are provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

9.    License agreements

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD.  Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received in the aggregate $102.0 million for the achievement of development milestones and $175.0 million for the achievement of regulatory milestones and $20.0 million for the achievement of sales milestones through June 30, 2016.

During the three months ended June 30, 2016, we recognized a $5.0 million payment received in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States pursuant to the April 2016 amendment of this agreement.  In 2015, we recognized a $5.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib for a third indication and a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea, a $15.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with polycythemia vera, and a $20.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $300.0 million. In 2014, we recognized a $60.0 million regulatory milestone related to reimbursement of JAKAVI (ruxolitinib) in Europe, a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer.  In 2013, we recognized a $25.0 million development milestone under this agreement based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib. In 2012, we recognized a $40.0 million regulatory milestone payment under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of JAKAVI. In 2011, we recognized a $15.0 million development milestone under this agreement for the achievement of a predefined milestone in the Phase I dose-escalation trial for capmatinib in patients with solid tumors and a $10.0 million regulatory milestone for the approval of JAKAFI in the United States. In 2010, we recognized $50.0 million in development milestones for the initiation of the global phase III trial, RESPONSE, in patients with polycythemia vera. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved.

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12 to 14 percent. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single digits on future JAKAFI net sales within the United States. During the three and six months ended June 30, 2016, such royalties payable to Novartis on net sales within the United States totaled $9.0 million and $14.2 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations.  During the three and six months ended June 30, 2015, such royalties payable to Novartis on net sales within the United States totaled $5.6 million and $8.1 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations.  Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At June 30, 2016 and December 31, 2015, $0.2 million and $0.3 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three and six months ended June 30, 2016 were net of $0.1 million and $0.4 million, respectively, of costs reimbursed by Novartis.  Research and development expenses for the three and six months ended June 30, 2015 were net of $0.5 million and $1.0 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $5.0 million and $5.0 million for the three and six months ended June 30, 2016, respectively. Contract revenue under the Novartis agreement was $0.0 million and $25.0 million for the three and six months ended June 30, 2015, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States was $26.0 million and $47.9 million for the three and six months ended June 30, 2016, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States was

$17.4 million and $33.0 million for the three and six months ended June 30, 2015, respectively. At June 30, 2016 and December 31, 2015, $25.8 million and $23.8 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received in the aggregate $99.0 million for the achievement of development milestones and $55.0 million for the achievement of regulatory milestones through June 30, 2016.

In January 2016, under this agreement, we recognized a $35.0 million regulatory milestone for the submission of an NDA to the FDA for the approval of oral once-daily baricitinib for the treatment of moderately-to-severely active rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the Europe Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderately-to-severely active rheumatoid arthritis. In 2012, we recognized a $50.0 million development milestone for the achievement of a predefined milestone for the initiation of the rheumatoid arthritis Phase III program for baricitinib. In 2010, we recognized a $30.0 million development milestone based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined the 2016, 2012 and 2010 milestones to be substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. We also could receive tiered, double-digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized.

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

Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $5.3 million and $10.4 million for the three and six months ended June 30, 2016, respectively. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $10.3 million and $21.9 million for the three and six months ended June 30, 2015, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country-by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Contract revenue under the Lilly agreement was $3.2 million and $61.4 million, for the three and six months ended June 30, 2016, respectively.  Contract revenue under the Lilly agreement was $3.2 million and $6.4 million, for the three and six months ended June 30, 2015, respectively.

Lilly - Ruxolitinib

In March 2016, we entered into an amendment to the agreement with Lilly that amended the non-compete provision of the agreement to allow us to engage in the development and commercialization of ruxolitinib in the GVHD field. We paid Lilly an upfront payment of $35.0 million and Lilly is eligible to receive up to $40.0 million in additional regulatory milestone payments relating to ruxolitinib in the GVHD field. During the three and six months ended June 30, 2016, the $35.0 million upfront payment was recorded in research and development expense on the condensed consolidated statements of operations.

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

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. We own approximately 9% of the outstanding shares of Agenus Inc. common stock and conclude that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and six months ended June 30, 2016, we recorded an unrealized loss of $0.9 million and $3.8 million, respectively, based on the decrease in the market price of Agenus Inc.’s common stock from the date of purchase to $4.05 per share at June 30, 2016.  For the three months ended March 31, 2016, Agenus Inc. reported total revenues of $6.0 million and a net loss of $31.8 million within their consolidated financial statements.

Research and development expenses for the three and six months ended June 30, 2016, included $4.0 million and $8.1 million, respectively, of development costs incurred pursuant to the Agenus arrangement. Research and development expenses for the three and six months ended June 30, 2015, included $3.8 million and $5.6 million, respectively, of development costs incurred pursuant to the Agenus arrangement.  At June 30, 2016, a total of $9.2 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheet.

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

Research and development expenses for the three and six months ended June 30, 2016, included $0.0 million and $0.7 million, respectively, of development costs incurred pursuant to the Hengrui agreement.

10.     Stock compensation

We recorded $21.3 million and $42.1 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2016, respectively. We recorded $17.6 million and $35.2 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2015, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $13.6 million, $26.6 million, $10.2 million and $20.4 million for the three and six months ended June 30, 2016 and 2015, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $7.7 million, $15.5 million, $7.4 million and $14.7 million for the three and six months ended June 30, 2016 and 2015, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Average risk-free interest rates	1.20%	1.38%	1.47%	1.35%	0.58%	0.64%	0.71%	0.60%
Average expected life (in years)	5.08	5.20	5.01	5.06	0.50	0.50	0.50	0.50
Volatility	51%	49%	50%	50%	45%	27%	54%	36%
Weighted-average fair value (in dollars)	36.27	45.56	40.90	33.80	16.33	9.24	18.45	9.90

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

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to
		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2015	3,846,717	11,052,279	$33.55
Additional authorization	5,000,000	—	—
Options granted	(1,616,347)	1,616,347	$92.89
Options exercised	—	(1,132,958)	$17.22
Options cancelled	123,975	(123,975)	$75.68
Options expired	—	(1,834)	$3.11
Balance at June 30, 2016	7,354,345	11,409,859	$43.12

RSU and PSU award activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2015	834,433	565,567	—
Additional authorization	1,000,000	—	—
RSUs granted	(325,651)	325,651	$86.84
PSUs granted	—	—	—
RSUs cancelled	23,789	(23,789)	$70.84
PSUs cancelled	1,948	(1,948)	$64.55
RSUs released	—	(7,278)	$78.49
Balance at June 30, 2016	1,534,519	858,203	—

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock. We granted a total of 325,651 RSUs during the six months ended June 30, 2016 which will cliff vest in three years and will be recognized as stock compensation expense over this period.  Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of June 30, 2016, a total of 133,333 RSUs granted to Mr. Hoppenot vested and were released leaving 266,667 RSUs outstanding.

At June 30, 2016, we have only recognized stock compensation expense relating to performance conditions of the outstanding PSUs that are deemed probable of achievement at that date. For PSUs containing performance conditions which have not been deemed probable of achievement at June 30, 2016, no stock compensation expense has been recognized for these awards. The actual number of shares of our common stock into which each PSU may convert are subject to a multiplier of up to 125% based on the level at which the performance conditions are achieved.

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, PSUs and RSUs.  Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of June 30, 2016, was $61.0 million, which is expected to be recognized over the weighted average period of 3.0 years. Total compensation cost of RSUs granted but not yet vested, as of June 30, 2016, was $38.2 million, which is expected to be recognized over the weighted average period of 3.0 years. Total compensation cost of PSUs granted but not yet vested, as of June 30, 2016, was $0.4 million, which is expected to be recognized over the weighted average period of 3.0 years, should the underlying performance conditions be deemed probable of achievement.

11.     Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		June 30,	December 31,
Debt	June 30, 2016	Maturities	2016	2015
0.375% Convertible Senior Notes due 2018	0.375%	2018	$332,368	$324,031
1.25% Convertible Senior Notes due 2020	1.25%	2020	303,123	295,862
			635,491	619,893
Less current portion			—	—
			$635,491	$619,893

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
0.375% Convertible Senior Notes due 2018	$332,368	$621,328	$324,031	$807,422
1.25% Convertible Senior Notes due 2020	303,123	638,087	295,862	816,123
	$635,491	$1,259,415	$619,893	$1,623,545

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

On July 1, 2016, the 2018 Notes and 2020 Notes became convertible through at least September 30, 2016, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended June 30, 2016 as described in (1) above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes during this period in shares of our common stock and, therefore, the 2018 Notes and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet at June 30, 2016.

12.     Defined benefit pension obligation

We maintain a defined benefit pension plan for Incyte Biosciences Luxembourg S.a.r.l. employees.  The plan provides benefits to employees upon retirement, death or disability.

The net periodic benefit cost from June 1, 2016 to June 30, 2016 was as follows (in thousands):

2016
Service cost	$120
Interest cost	10
Expected return on plan assets	(8)
Amortization of prior service cost	18
Net periodic (benefit) cost	$140

We plan to contribute a total of $1.4 million to the plan in 2016 inclusive of the amounts contributed to the plan during the current period.  As of June 30, 2016, $4.5 million of accrued pension obligation is recorded in other long term liabilities on the condensed consolidated balance sheets.

13.     Income taxes

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

14.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Basic Net Income (Loss) Per Share
Basic net income (loss)	$34,425	$9,294	$58,472	$(9,063)
Weighted average common shares outstanding	187,682	178,676	187,433	175,373

Basic net income (loss) per share	$0.18	$0.05	$0.31	$(0.05)

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$34,425	$9,294	$58,472	$(9,063)
Weighted average common shares outstanding	187,682	178,676	187,433	175,373

Dilutive stock options and RSU’s	5,333	7,817	5,387	—

Weighted average shares used to compute diluted net income (loss) per share	193,015	186,493	192,820	175,373

Diluted net income (loss) per share	$0.18	$0.05	$0.30	$(0.05)

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Outstanding stock options and awards	2,790,121	137,012	2,744,246	13,255,051
Common shares issuable upon conversion of the 4.75% Convertible Senior Notes due 2015	—	4,990,916	—	4,990,916
Common shares issuable upon conversion of the 2018 Notes	7,245,244	7,245,263	7,245,244	7,245,263
Common shares issuable upon conversion of the 2020 Notes	7,241,284	7,245,263	7,241,284	7,245,263
Total potential common shares excluded from diluted net loss per share computation	17,276,649	19,618,454	17,230,774	32,736,493

15.Contingencies

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the six months ended June 30, 2016 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015 previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

•	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib) and ICLUSIG® (ponatinib);

•	the expected benefits from our acquisition of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l. and our plans to further develop our European operations;

•	conducting clinical trials internally, with collaborators, or with clinical research organizations;

•	our collaboration and strategic relationship strategy; anticipated benefits and disadvantages of entering into collaboration agreements;

•	our licensing, investment and commercialization strategies, including our plans to commercialize JAKAFI;

•	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;

•	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;

•	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;

•	our ability to manage expansion of our drug discovery and development operations;

•	future required expertise relating to clinical trials, manufacturing, sales and marketing;

•	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;

•	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;

•	plans to develop and commercialize products on our own;

•	plans to use third party manufacturers;

•	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues; expectations with respect to inventory;

•	expectations with respect to reimbursement for our products;

•	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;

•	our profitability; the adequacy of our capital resources to continue operations;

•	the need to raise additional capital;

•	the costs associated with resolving matters in litigation;

•	our expectations regarding competition;

•	our investments, including anticipated expenditures, losses and expenses;

•	our patent prosecution and maintenance efforts; and

•	our indebtedness, and debt service obligations.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

•	our ability to successfully commercialize JAKAFI;

•	our ability to maintain at anticipated levels reimbursement for our products from government health administration authorities, private health insurers and other organizations;

•	our ability to establish and maintain effective sales, marketing and distribution capabilities;

•	the risk of reliance on other parties to manufacture our products, which could result in a short supply of our products, increased costs, and withdrawal of regulatory approval;

•	our ability to maintain regulatory approvals to market our products;

•	our ability to achieve a significant market share in order to achieve or maintain profitability;

•	the risk of civil or criminal penalties if we market our products in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;

•	our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;

•	the risk of unanticipated delays in, or discontinuations of, research and development efforts;

•	the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;

•	risks relating to the conduct of our clinical trials;

•	changing regulatory requirements;

•	the risk of adverse safety findings;

•	the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;

•	the risk of significant delays or costs in obtaining regulatory approvals;

•	risks relating to our reliance on third party manufacturers, collaborators, and clinical research organizations;

•	risks relating to the development of new products and their use by us and our current and potential collaborators;

•	risks relating to our inability to control the development of out-licensed compounds or drug candidates;

•	risks relating to our collaborators’ ability to develop and commercialize drug candidates;

•	costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;

•	our ability to maintain or obtain adequate product liability and other insurance coverage;

•	the risk that our drug candidates may not obtain or maintain regulatory approval;

•	the impact of technological advances and competition, including potential generic competition;

•	our ability to compete against third parties with greater resources than ours;

•	risks relating to changes in pricing and reimbursement in the markets in which we may compete;

•	competition to develop and commercialize similar drug products;

•	our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;

•	the impact of changing laws on our patent portfolio;

•	developments in and expenses relating to litigation;

•	our ability to in-license drug candidates or other technology;

•	our ability to integrate successfully acquired businesses, development programs or technology;

•	our substantial leverage;

•	our ability to obtain additional capital when needed;

•	fluctuations in net cash provided and used by operating, financing and investing activities;

•	our history of operating losses; and

•	the risks set forth under “Risk Factors.”

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

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics. Incyte employs more than 900 people and we have operations in both the United States and Europe.  Our global headquarters are located in Wilmington, Delaware.

Marketed Indications - JAKAFI (ruxolitinib)

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

In 2003, we initiated a research and development program to explore the inhibition of enzymes called janus associated kinases (JAK). The JAK family is composed of four tyrosine kinases—JAK1, JAK2, JAK3 and Tyk2—that are involved in the signaling of a number of cytokines and growth factors. JAKs are central to a number of biologic processes, including the formation and development of blood cells and the regulation of immune functions. Dysregulation of the JAK‑STAT signaling pathway has been associated with a number of diseases, including myeloproliferative neoplasms, other hematological malignancies, rheumatoid arthritis and other chronic inflammatory diseases. Myeloproliferative neoplasms are a closely related group of blood diseases in which blood cells, specifically platelets, white blood cells, and red blood cells, grow or act abnormally in the bone marrow. These diseases include myelofibrosis (MF), polycythemia vera (PV) and essential thrombocythemia.

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

In June 2016, we announced data from the Phase 3 RESPONSE-2 study of JAKAFI in patients with inadequately controlled PV that was resistant to or intolerant of hydroxyurea who did not have an enlarged spleen. These data showed that JAKAFI was superior to best available therapy in maintaining hematocrit control (62.2% vs. 18.7%, respectively; P<0.0001) without the need for phlebotomy.

We have retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development and commercial milestones as well as royalties from product sales outside the United States. We hold patents that cover the composition of matter and use of ruxolitinib which patents, including applicable extensions, expire in late 2027.

Marketed Indications - ICLUSIG (ponatinib)

In June 2016, we completed the previously announced acquisition of the European operations of ARIAD Pharmaceuticals, Inc (ARIAD) in exchange for an upfront payment of $147.5 million, including customary working capital adjustments, and also obtained an exclusive license to develop and commercialize ICLUSIG (ponatinib) in Europe and other select countries. ICLUSIG is a kinase inhibitor. The primary target for ICLUSIG is BCR-ABL, an abnormal tyrosine kinase that is expressed in chronic myeloid leukemia (CML) and Philadelphia-chromosome positive acute lymphoblastic leukemia (Ph+ ALL).

In the European Union (EU), ICLUSIG is approved for the treatment of adult patients with chronic phase, accelerated phase or blast phase chronic myeloid leukemia (CML) who are resistant to dasatinib or nilotinib; who are intolerant to dasatinib or nilotinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation, or the treatment of adult patients with Philadelphia-chromosome positive acute lymphoblastic leukemia (Ph+ ALL) who are resistant to dasatinib; who are intolerant to dasatinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation.

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

Targeted Therapies

Building upon positive, independently published third-party data of ruxolitinib in graft-versus-host-disease (GVHD), we are preparing to initiate a U.S. registration program for ruxolitinib in GVHD in the second half of 2016. In June 2016, we announced that the FDA granted Breakthrough Therapy Designation for ruxolitinib in patients with acute GVHD. In April 2016, we announced an agreement with Eli Lilly and Company enabling us to develop and commercialize ruxolitinib in the U.S. for the treatment of GVHD. We also announced an agreement with Novartis granting Novartis exclusive research, development and commercialization rights for ruxolitinib in GVHD outside the U.S. A proof-of-concept trial of INCB39110, a selective JAK1 inhibitor, is also underway for the treatment of patients with GVHD.

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

We have a portfolio of wholly-owned selective JAK1 inhibitors, including INCB39110 and INCB52793. The clinical program to evaluate INCB39110 in solid tumors includes a clinical trial in combination with the EGFR inhibitor osimertinib. We have another JAK1 inhibitor, INCB52793, which is in a Phase I/II trial in patients with advanced malignancies.

The PI3K‑delta pathway mediates oncogenic signaling in B cell malignancies. A Phase I/II trial of INCB50465, our second generation PI3K-delta inhibitor, is underway both as monotherapy and in combination with the JAK1 inhibitor INCB39110. In‑house preclinical studies have demonstrated that the JAK1 and PI3K‑delta signaling pathways play inter‑related functions in maintaining the growth and survival of B‑lymphoid cells, and the data suggest that concurrent inhibition of the two pathways may achieve synergistic cellular efficacy.

INCB54828 is an inhibitor of the FGFR isoforms 1, 2 and 3 that has demonstrated potency and selectivity in preclinical studies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in a number of liquid and solid tumor types. INCB54828 is currently being studied in an open-label, dose-escalation trial in patients with advanced malignancies. A Phase II trial of INCB54828 in patients with bladder cancer harboring FGF/FGFR alterations is expected to be initiated in the second half of 2016.

INCB54329 is a BRD inhibitor. BRDs are a family of proteins which play important roles in mediating gene transcription, most notably by facilitating the expression of oncogenes such as MYC, one of the most frequently dysregulated oncogenes in all human cancer. INCB54329 is being studied in an open-label dose-escalation trial in patients with advanced malignancies.

INCB53914 is a pan-PIM kinase inhibitor that has demonstrated potency and selectivity in preclinical studies. PIM kinases integrate signals from multiple pathways important for the survival and proliferation of malignant cells. Over expression of PIM kinases has been reported in human hematological cancers with each isoform showing a distinct expression pattern among the various malignancy subtypes. A clinical trial of INCB53914 in advanced malignancies is underway.

INCB59872 is an LSD1 inhibitor. LSD1 is a key enzyme that is involved in epigenetic regulation of gene transcription. Dysregulated LSD1 activity can perturb normal gene expression, leading to cellular transformation.  In particular, the function of LSD1 has been reported to maintain stem cell-like gene expression patterns in various cancers, including acute myeloid leukemia and small cell lung cancer. A proof-of-concept clinical trial of INCB59872 is underway.

	Indication	Status Update
Ruxolitinib (JAK1/JAK2)	Graft-versus-host-disease	Pivotal program expected to begin in the second half of 2016
INCB39110 (JAK1)	Graft-versus-host-disease	Phase I/II fully recruited, data expected by the end of 2016
INCB39110 (JAK1)	Lung cancer	Phase I/II in combination with osimertinib (EGFR) expected to initiate in the second half of 2016
INCB52793 (JAK1)	Advanced malignancies	Phase I/II dose-escalation
INCB50465 (PI3Kδ)	B-cell malignancies	Phase I/II as monotherapy and in combination with INCB39110 (JAK1)
INCB54828 (FGFR)	Bladder cancer	Phase II expected to initiate in the second half of 2016
INCB54329 (BRD)	Advanced malignancies	Phase I/II dose-escalation
INCB53914 (PIM)	Advanced malignancies	Phase I/II dose-escalation
INCB59872 (LSD1)	Acute myeloid leukemia, small cell lung cancer	Phase I/II dose-escalation

Immune Therapies

The enzyme indoleamine 2, 3‑dioxygenase‑1 (IDO1) is a key regulator of the mechanisms that are responsible for allowing tumors to escape from a patient’s immune surveillance. IDO1 expression by tumor cells, or by antigen presenting cells such as macrophages and dendritic cells in tumors, creates an environment in which tumor specific cytotoxic T lymphocytes are rendered functionally inactive or are no longer able to attack a patient’s cancer cells. By inhibiting IDO1, it is proposed that this “brake” on the anti‑tumor immune response is removed, allowing anti‑tumor specific cytotoxic T cells, generated in a patient spontaneously in response to the tumor, or through a therapy designed to stimulate the immune response, to have greater anti‑tumor efficacy.

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

In October 2015, we and Merck announced an expansion of the companies’ ongoing clinical trial collaboration to include ECHO-301, a Phase III study evaluating the combination of epacadostat with pembrolizumab as a first-line treatment for patients with advanced or metastatic melanoma. This trial is now underway.

INCSHR1210 is an anti-PD-1 monoclonal antibody that we have licensed under our agreement with Jiangsu Hengrui Medicine Co., Ltd. (Hengrui). Many tumor cells express PD-L1, an immunosuppressive PD-1 ligand. Inhibition of the interaction between PD-1 and PD-L1, known as immune checkpoint blockade, can enhance T-cell responses and mediate preclinical antitumor activity. A proof-of-concept clinical trial of INCSHR1210 in patients with advanced solid tumors is ongoing.

INCAGN1876 is an anti-GITR agonist antibody and is a program within our antibody discovery and development collaboration with Agenus Inc. GITR is a costimulatory receptor that is expressed on effector T cells and is important for T cell survival and enhanced cytokine production. It is also expressed on regulatory T cells and can abrogate their suppressive function. Preclinical data demonstrate that anti-GITR agonist antibodies inhibit tumor growth by enhancing the levels and function of effector T cells and by decreasing regulatory T cells. A proof-of-concept clinical trial of INCAGN1876 has been initiated.

We have also launched two platform studies to investigate the effects of PD-1, JAK1, IDO1 and PI3Kδ inhibition on the tumor microenvironment. The PD-1 platform study is investigating the effects of adding either INCB39110 (JAK1) or INCB50465 (PI3Kδ) to pembrolizumab (PD-1). The JAK1 platform study is investigating all-

oral doublets combining either INCB50465 (PI3Kδ) or epacadostat (IDO1) with INCB39110 (JAK1).

	Indication	Status Update
Epacadostat (IDO1)	1st line, advanced melanoma	Phase III (ECHO-301) in combination with Merck’s pembrolizumab (PD-1)
	Multiple tumor types	Phase II (ECHO-202) expansion cohorts in combination with Merck’s pembrolizumab (PD-1)
	Multiple tumor types	Phase II (ECHO-204) expansion cohorts in combination with Bristol-Myers Squibb’s nivolumab (PD-1)
	Multiple tumor types	Phase II (ECHO-203) expansion cohorts in combination with AstraZeneca/MedImmune’s durvalumab (PD-L1)
	Non-small cell lung cancer	Phase I/II (ECHO-110) dose-escalation in combination with Roche/Genentech’s atezolizumab (PD-L1)
INCSHR1210 (PD-1, licensed from Hengrui)	Solid tumors	Phase I/II dose-escalation
INCAGN1876 (GITR, co-developed with Agenus)	Solid tumors	Phase I/II dose-escalation
INCAGN1949 (OX40, co-developed with Agenus)	Solid tumors	Phase I/II dose-escalation expected to begin in the second half of 2016
PD-1 platform study	Solid tumors	Phase I/II, pembrolizumab (PD-1) in combination with INCB39110 (JAK1) or INCB50465 (PI3Kδ)
JAK1 platform study	Solid tumors	Phase I/II, INCB39110 (JAK1) in combination with epacadostat (IDO1) or INCB50465 (PI3Kδ)

Clinical Programs outside Oncology

In October 2015, we initiated a Phase II trial of ruxolitinib cream for the topical treatment of alopecia areata. This study builds on published data showing efficacy of oral JAK inhibitors, including ruxolitinib, in alopecia areata. Alopecia areata is an autoimmune skin disease resulting in the loss of hair on the scalp and elsewhere on the body. Alopecia areata occurs in males and females of all ages, but onset often occurs in childhood. We estimate that over 6.6 million people in the United States and 147 million people worldwide have, had or will develop alopecia areata at some point in their lives.

	Indication	Status Update
Ruxolitinib (JAK1/JAK2)	Alopecia areata	Phase II (topical formulation1)

1. The Collaboration and License Agreement with Novartis for ruxolitinib ex-U.S. does not include topical   administration.

Partnered Programs

Baricitinib

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

In January 2016, Lilly submitted a New Drug Application (NDA) to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency for baricitinib as treatment for mild-to-moderately severe rheumatoid arthritis. We have exercised our co-development option in rheumatoid arthritis to fund 30% of global development costs from Phase IIb through regulatory approval, including post-launch studies required by a regulatory authority, in exchange for increased tiered royalties ranging up to the high twenties on potential future sales.

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

Psoriasis.  Baricitinib has completed a Phase II trial as a treatment for psoriasis. Psoriasis is a skin disease that causes visible scaling and inflammation. Most psoriasis patients have patches of thick, red skin with silvery scales that can occur on the elbows, knees, other parts of the legs, scalp, lower back, face, palms, and soles of the feet. The U.S. psoriasis market consists of approximately six million patients, of which moderate‑to‑severe patients account for approximately 20% of the market.  We decided not to exercise our co-development option for psoriasis, and in July 2016, Lilly disclosed that it will no longer seek further development of baricitinib for the treatment of patients with psoriasis.

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

Capmatinib

Capmatinib is a potent and highly selective c-MET inhibitor. The investigational compound has demonstrated inhibitory activity in cell-based biochemical and functional assays that measure c-MET signaling and c-MET dependent cell proliferation, survival and migration. Under our agreement, Novartis received worldwide exclusive development and commercialization rights to capmatinib and certain back‑up compounds in all indications. Capmatinib is being evaluated in patients with hepatocellular carcinoma, non‑small cell lung cancer, glioblastoma multiforme and other solid tumors, and may have potential utility as a combination agent.

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

	Indication	Status Update
Baricitinib (JAK1/JAK2) (licensed to Lilly)	Rheumatoid arthritis	NDA and MAA submitted
	Atopic dermatitis, systemic lupus erythematosus	Phase II
Capmatinib (c-MET, licensed to Novartis)	Non-small cell lung cancer, glioblastoma, liver cancer	Phase II in EGFR wild-type ALK negative NSCLC patients with c-MET amplification and mutation

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210 million and were initially eligible to receive additional payments of up to approximately $1.2 billion if defined development and commercialization milestones are achieved. We are also eligible to receive tiered, double‑digit royalties ranging from the upper‑teens to the mid‑twenties percent on future ruxolitinib net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12 to 14 percent. In addition, Novartis has received reimbursement and pricing approval for ruxolitinib in a specified number of countries, and we are now obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. Under this amendment, we received a $5 million payment in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States and became eligible to receive up to $75 million of additional potential development and regulatory milestones relating to GVHD.

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

In July 2010, we elected to co‑develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. Baricitinib is also being developed in atopic dermatitis and systemic lupus erythematosus.

In March 2016, we entered into an amendment to the agreement with Lilly that allows us to engage in the development and commercialization of ruxolitinib in the GVHD field. We paid Lilly an upfront payment of $35 million and Lilly is eligible to receive up to $40 million in additional regulatory milestone payments relating to ruxolitinib in the GVHD field.

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

ARIAD Pharmaceuticals (Luxembourg) S.a.r.l. Acquisition

In June 2016, we completed the previously announced acquisition (the “Acquisition”) from ARIAD Pharmaceuticals, Inc. of all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of ICLUSIG in the European Union and other countries, including Switzerland, Norway, Turkey, Israel and Russia, in exchange for an upfront payment of $147.5 million, including customary working capital adjustments.  We obtained an exclusive license to develop and commercialize ICLUSIG in Europe and other select countries. ARIAD will be eligible to receive from us tiered royalties on net sales of ICLUSIG in our territory and up to $135 million in potential future oncology development and regulatory approval milestone payments, together with additional milestone payments for non-oncology indications, if approved, in our territory. We will also fund a portion of the ongoing clinical development of ICLUSIG through cost-sharing payments of up to $7 million in each of 2016 and 2017.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•	Revenue recognition;

•	Research and development costs;

•	Stock compensation;

•	Investments;

•	Inventory;

•	Convertible debt accounting;

•	Income taxes;

•	Business combinations; and

•	Contingent consideration.

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

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and European sales of ICLUSIG.  Product revenues are recognized once we meet all four revenue recognition criteria described above. In November 2011, we began shipping JAKAFI to our customers in the U.S., which include specialty pharmacies and wholesalers. In June 2016, we acquired the right to and began shipping ICLUSIG to our customers in the European Union and certain other jurisdictions, which include retail pharmacies, hospital pharmacies and distributors.

We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the U.S. Product shipping and handling costs are included in cost of product revenues.

Customer Credits:  Our customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect our customers will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.

Rebates and Discounts:  Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program in the U.S. and mandated discounts in Europe in markets where government-sponsored healthcare systems are the primary payers for healthcare. Rebate amounts are based upon contractual agreements or legal requirements with public sector benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The accrual for rebates is based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launch. Our estimates for expected utilization of rebates are based on data received from our customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related product as well as ICLUSIG related product costs. The acquired ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, and will result in higher cost of ICLUSIG product revenues over the next twelve months.  In addition, cost of product revenues include low single digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States. Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of June 30, 2016, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the six months ended June 30, 2016 and 2015, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values on the dates of grant.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs, which are generally subject to cliff vesting, are recognized as compensation expense over the requisite service period using the straight line attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $21.3 million and $42.1 million of stock compensation expense for the three and six months ended June 30, 2016, respectively. We recorded $17.6 million and $35.2 million of stock compensation expense for the three and six months ended June 30, 2015, respectively.

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

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the U.S. Food and Drug Administration (“FDA”) approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of JAKAFI revenues for the next 3 to 6 months will reflect a lower average per unit cost of materials. The ICLUSIG inventories acquired on June 1, 2016 in connection with the Acquisition were recorded at fair value less costs to sell, which will result in a higher cost of ICLUSIG revenues for the next twelve months.

JAKAFI raw materials and work-in-process inventory is not subject to expiration and the shelf life of finished goods inventory is 36 months from the start of manufacturing of the finished goods. ICLUSIG finished goods inventory has a shelf life of 24 months from the start of manufacturing of the finished goods.  We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the condensed consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.

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

On a quarterly basis, we perform an assessment in order to determine whether the 2018 Notes or 2020 Notes have become convertible at the option of the holder, based on meeting any of the conversion criteria described above. Should either the 2018 Notes or the 2020 Notes become convertible, we then assess our intent and ability to settle the 2018 Notes or the 2020 Notes in cash, shares of common stock, or a combination of cash and shares of common stock, in order to determine the appropriate classification of the 2018 Notes and the 2020 Notes at the balance sheet date. On July 1, 2016, the 2018 Notes and 2020 Notes became convertible through at least September 30, 2016, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended June 30, 2016 as described above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes in common shares and, therefore, the 2018 and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet as of June 30, 2016.

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

Business combinations. Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions.  Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill.  Transaction costs are expensed as incurred.  The operating results of the acquired business are reflected in our consolidated financial statements after the date of acquisition. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use.  When the related research and development is completed, the asset will be assigned a useful life and amortized.  Acquired intellectual property rights are recognized at fair value and amortized over the estimated useful life.

The fair value of an IPR&D intangible asset acquired in the Acquisition was determined using an income approach.  The assumptions used to estimate the cash flows of the IPR&D (which relates to the potential approval of ICLUSIG as a second line treatment) included a probability of technical success (“PTS”) of 25%, discount rate of 16%, estimated gross margins of 98%, income tax rates ranging from 7.8% in periods in which we have established tax holidays to 13.8% thereafter, and operating expenses consisting of direct costs based on the anticipated level of revenues as well as probability weighted milestone payments estimated for 2020 related to the clinical results and potential approval of ICLUSIG in second line.

The fair value of licensed intellectual property rights acquired in the Acquisition was determined using an income approach. The assumptions used to estimate the cash flows of the licensed intellectual property from the Acquisition included a discount rate of 15%, estimated gross margins of 98%, income tax rates ranging from 7.8% in periods in which we have established tax holidays to 13.8% thereafter, and operating expenses consisting of direct costs based on the anticipated level of revenues as well as the $7.0 million of research and development cost sharing payments we will owe in 2016 and 2017.

Indefinite-lived intangible assets, including IPR&D, are tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired.  Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value.

Long-lived assets, including licensed intellectual property rights, with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset.  If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted future cash flows.

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed.  Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level.  A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single, entity wide reporting unit.

Acquisition-related contingent consideration.  Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to ARIAD, is recorded on the acquisition date at the estimated fair value of the obligation, in accordance with the acquisition method of accounting.  The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations.

The preliminary fair value of contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the Territory for both the approved third line treatment, as well as the second line treatment which is currently under development and is therefore contingent on future clinical results and European Medicines Agency approval. The PTS of the second line indication was estimated at 25% based on the early stage of development and competitive market landscape, and the estimated future cash flows for the second line indication were probability weighted accordingly. The total projected cash flows of the third line and second line indications were estimated over 18 years, and discounted to present value using a discount rate of 10%. In addition, based on the believed limited effectiveness of ICLUSIG beyond the existing oncology indications, the fact that no development is currently ongoing for any new oncology or any non-oncology indications, and the lack of intention by us and ARIAD to develop

ICLUSIG in additional oncology or non-oncology indications, the fair value of any cash flows for any new oncology or non-oncology was determined to be nil.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that requires lessees to recognize assets and liabilities on the balance sheet for most leases including operating leases. Lessees now classify leases as either finance or operating leases and lessors classify all leases as sales-type, direct financing or operating leases.  The statement of operations presentation and expense recognition for lessees for finance leases is similar to that of capital leases under Accounting Standards Codification (“ASC”) 840 with separate interest and amortization expense with higher periodic expense in the earlier periods of a lease.  For operating leases, the statement of operations presentation and expense recognition is similar to that of operating leases under ASC 840 with single lease cost recognized on a straight-line basis. This guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and is effective for annual periods beginning after December 15, 2018 and interim periods therein.  Early adoption is permitted.  We are currently analyzing the impact of ASU No. 2016-02 and, at this time, are unable to determine the impact of the new standard, if any, on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for certain aspects of share-based payments to employees.  The new guidance requires excess tax benefits and tax deficiencies to be recorded in the statement of operations when the awards vest or are settled.  In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows.  The standard also clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the statement of cash flows, and provides an accounting policy election to account for forfeitures as they occur.  The new standard is effective for our calendar year beginning January 1, 2017.  Early adoption is permitted however all of the guidance must be adopted in the same period.

We elected to early adopt ASU No. 2016-09 as of the first quarter of 2016 which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.  The primary impact of adoption was the recognition of $325.6 million of accumulated excess tax benefits as deferred tax assets that under the previous guidance could not be recognized until the benefits were realized through a reduction in cash taxes paid.  This part of the guidance was applied using a modified retrospective method with a cumulative-effect adjustment to the accumulated deficit for the excess tax benefits not previously recognized. However, given the full valuation allowance placed on the additional $325.6 million of deferred tax assets, the recognition upon adoption had no impact to our accumulated deficit as of January 1, 2016.

Adoption of the standard also resulted in the recognition of excess tax benefits in our income tax provision rather than as paid-in capital. This guidance is to be applied prospectively and resulted in the recognition of $0.5 million of excess tax benefits in our income tax provision rather than paid-in capital for the six months ended June 30, 2016.  Amendments to the minimum statutory withholding tax requirements had no impact to the accumulated deficit as of January 1, 2016. In addition, we have elected to continue to estimate forfeitures expected to occur when determining the amount of compensation cost to be recognized in each period.

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

Results of Operations

We recorded net income of $34.4 million and basic and diluted net income per share of $0.18 for the three months ended June 30, 2016, as compared to net income of $9.3 million and basic and diluted net income per share of $0.05 in the corresponding period in 2015.  We recorded net income of $58.5 million and basic and diluted net income per share of $0.31 and $0.30, respectively, for the six months ended June 30, 2016, as compared to a net loss of $9.1 million and basic and diluted net loss per share of $0.05 in the corresponding period in 2015.

Revenues.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
JAKAFI revenues, net	$208.1	$142.4	$391.4	$257.7
ICLUSIG revenues, net	4.0	—	4.0	—
Total product revenues, net	$212.1	$142.4	$395.4	$257.7
Product royalty revenues	26.0	17.4	47.9	33.0
Contract revenues	8.2	3.2	66.4	31.4
Other revenues	—	—	0.1	0.2
Total revenues	$246.3	$163.0	$509.8	$322.3

Our product revenues, net for the three and six months ended June 30, 2016 were $212.1 million and $395.4 million, respectively. Our product revenues, net for the three and six months ended June 30, 2015 were $142.4 million and $257.7 million, respectively. The increase in JAKAFI product revenues for the three months ended June 30, 2016 as compared to the corresponding period in 2015 was comprised of a volume increase of $48.6 million and a price increase of $17.1 million.  The increase in JAKAFI product revenues for the six months ended June 30, 2016 as compared to the corresponding period in 2015 was comprised of a volume increase of $106.1 million and a price increase of $27.6 million.  Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the six months ended June 30, 2016:

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Six Months Ended June 30, 2016	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2016	$3,069	$10,766	$247	$1,815	$15,897
ARIAD balances acquired on June 1, 2016	32	4,683	—	65	4,780
Allowances for current period sales	11,135	41,997	1,971	1,347	56,450
Allowances for prior period sales	244	(351)	(5)	—	(112)
Credits/payments for current period sales	(9,901)	(28,992)	(1,721)	(21)	(40,635)
Credits/payments for prior period sales	(1,658)	(7,489)	(129)	(359)	(9,635)
Balance at June 30, 2016	$2,921	$20,614	$363	$2,847	$26,745

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

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the three and six months ended June 30, 2016 were $26.0 million and $47.9 million, respectively. Our net product royalty revenues for the three and six months ended June 30, 2015 were $17.4 million and $33.0 million, respectively.

Our contract revenues were $8.2 million and $66.4 million for the three and six months ended June 30, 2016, respectively. Our contract revenues were $3.2 million and $31.4 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2016 and 2015, contract revenues were derived from the straight line recognition of revenue associated with the Lilly upfront fees over the estimated performance period as well as milestone payments from Lilly and Novartis earned during the periods. During the six months ended June 30, 2016, under the Novartis agreement, we recognized a $5.0 million payment for the development and commercialization of ruxolitinib in GVHD outside of the United States and under the Lilly agreement we recognized a $35.0 million regulatory milestone payment for the submission of an NDA to the FDA for the approval of oral once-daily baricitinib for the treatment of moderately-to-severely active rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the European Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderately-to-severely active rheumatoid arthritis. During the six months ended June 30, 2015, under the Novartis agreement, we recognized a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea.

Cost of Product Revenues.

Cost of product revenues includes all JAKAFI related product costs as well as ICLUSIG related product costs. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At June 30, 2016, inventory with $1.1 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 3 to 6 months; however, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future JAKAFI sales, and the ability to utilize inventory prior to its expiration date. As a result, cost of JAKAFI product revenues for the next 3 to 6 months will reflect a lower average per unit cost of materials. The

ICLUSIG inventories acquired on June 1, 2016 were recorded at fair value less costs to sell, which will reflect a higher cost of ICLUSIG product revenues for the next twelve months. In addition, cost of product revenues includes low single digit royalties to Novartis on all sales of JAKAFI in the United States.  Subsequent to the acquisition on June 1, 2016 of ARIAD’s European operations, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Cost of product revenues was $12.4 million and $18.4 million for the three and six months ended June 30, 2016, respectively. Cost of product revenues was $6.3 million and $9.2 million for the three and six months ended June 30, 2015, respectively. The increase in cost of product revenues for the three and six months ended June 30, 2016 as compared to the same periods in 2015 is due primarily to increased royalties to Novartis on all JAKAFI sales in the United States and amortization of our licensed intellectual property acquired on June 1, 2016.

Operating Expenses.

Research and development expenses.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Salary and benefits related	$32.6	$25.4	$64.8	$51.6
Stock compensation	13.6	10.2	26.6	20.4
Clinical research and outside services	59.6	66.5	159.6	138.3
Occupancy and all other costs	14.5	10.3	26.1	20.5
Total research and development expenses	$120.3	$112.4	$277.1	$230.8

We currently account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and six months ended June 30, 2015 to the three and six months ended June 30, 2016 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in clinical research and outside services expense from the six months ended June 30, 2015 to the six months ended June 30, 2016 was primarily the result of increased development costs to advance our clinical pipeline, and the $35.0 million payment to acquire the rights from Lilly to develop ruxolitinib for the treatment of patients with graft-versus-host-disease, as well as an additional $8.1 million of research and development costs incurred under the Agenus  arrangement through June 30, 2016.  Research and development expenses for the three and six months ended June 30, 2016 and 2015 were net of $4.4 million, $7.3 million, $1.2 million and $2.4 million, respectively, of costs reimbursed by our collaborative partners. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $5.3 million and $10.4 million for the three and six months ended June 30, 2016, respectively. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $10.3 million and $21.9 million for the three and six months ended June 30, 2015, respectively. We expect our share of the global development costs for baricitinib for the treatment of rheumatoid arthritis to decline following submission of the NDA filing by Lilly in January 2016. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-

rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

Selling, general and administrative expenses.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Salary and benefits related	$19.1	$16.1	$35.5	$30.3
Stock compensation	7.7	7.4	15.5	14.7
Other contract services and outside costs	40.0	28.2	80.4	51.5
Total selling, general and administrative expenses	$66.8	$51.7	$131.4	$96.5

Salary and benefits related expense increased from the three and six months ended June 30, 2015 to the three and six months ended June 30, 2016 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis and for the commercial launch in uncontrolled polycythemia vera which occurred in December 2014. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high-risk myelofibrosis and uncontrolled polycythemia vera in addition to an increase in donations to independent non-profit patient assistance organizations in the United States.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to ARIAD, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration was remeasured as of June 30, 2016, resulting in a change in fair value of $2.3 million which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations.

Other income (expense).

Interest and other income, net. Interest and other income, net, for the three and six months ended June 30, 2016 was $1.1 million and $2.6 million, respectively. Interest and other income, net, for the three and six months ended June 30, 2015 was $1.1 million and $2.8 million, respectively.

Interest Expense.  Interest expense for the three and six months ended June 30, 2016 was $9.7 million and $19.8 million, respectively as compared to $11.5 million and $24.2 million for the same periods in 2015. Included in interest expense for the three and six months ended June 30, 2016 was $7.8 million and $15.6 million, respectively, of non-cash charges to amortize the discounts on the 2018 Notes and the 2020 Notes. Included in interest expense for the three and six months ended June 30, 2015 was $8.5 million and $17.8 million, respectively, of non-cash charges to amortize the discounts on the 4.75% convertible senior notes due 2015, the 2018 Notes and the 2020 Notes.

Unrealized loss on long term investment. The unrealized loss on our long term investment in Agenus for the three and six months ended June 30, 2016 was $0.9 million and $3.8 million, respectively, based on the change in fair value of Agenus’ common stock during the period.  The unrealized gain on our long term investment in Agenus for the three and six months ended June 30, 2015 was $27.2 million.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2014. Because of those losses, we had an accumulated deficit of $1.7 billion as of June 30, 2016. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At June 30, 2016, we had available cash, cash equivalents and marketable securities of $629.2 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and corporate debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities was $115.1 million for the six months ended June 30, 2016, compared to $8.8 million provided by operating activities for the six months ended June 30, 2015.  The $106.3 million increase in cash provided by operating activities was due primarily to an increase in net income and changes in working capital during the 2016 period.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used by investing activities was $186.5 million for the six months ended June 30, 2016, which represented purchases of marketable securities of $17.8 million, capital expenditures of $87.8 million, and acquisition of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l. for net cash of $144.8 million, offset in part by the sale and maturity of marketable securities of $63.9 million.  Net cash used in investing activities was $85.3 million for the six months ended June 30, 2015, which represented purchases of marketable securities of $80.2 million, capital expenditures of $5.7 million, and our long term investment in Agenus of $39.8 million, offset in part by the sale and maturity of marketable securities of $40.5 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $37.6 million and $63.8 million for the six months ended June 30, 2016 and 2015, respectively, primarily representing proceeds from the issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of June 30, 2016 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	1 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$749.8	$—	$375.0	$374.8	$—
Interest on convertible senior debt	24.1	6.1	11.4	6.6	—
Non-cancelable lease obligations	21.6	8.2	9.5	1.7	2.2
Total contractual obligations	$795.5	$14.3	$395.9	$383.1	$2.2

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; costs for future facility requirements; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis and Lilly; the extent to which commercialization of JAKAFI is successful; expenditures in connection with potential exchanges of our outstanding convertible senior notes; and expenditures in connection with strategic relationships and license agreements, including our agreements with Agenus, Hengrui, and ARIAD, strategic equity investments or potential acquisitions. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of corporate debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of June 30, 2016, marketable securities were $141.5 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2016, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. On June 1, 2016, we acquired all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l.  We are in the process of integrating the acquired ARIAD entities and our management is in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration.  Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the six months ended June 30, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II:     OTHER INFORMATION

Item 1A.       Risk Factors

RISKS RELATING TO COMMERCIALIZATION OF OUR PRODUCTS

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

JAKAFI is our first and, currently, only product approved for sale in the United States. It was approved by the U.S. Food and Drug Administration, or FDA, in November 2011 for the treatment of patients with intermediate or high‑risk myelofibrosis and in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled polycythemia vera. Although we have received regulatory approval for these indications, such approval does not guarantee future revenues. While we recently acquired exclusive rights to develop and commercialize ICLUSIG in the European Union, or EU, and other countries, we anticipate that JAKAFI product sales will continue to contribute a significant percentage of our total revenues over the next several years.

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

If we are unable to obtain, or maintain at anticipated levels, reimbursement for our products from government health administration authorities, private health insurers and other organizations, our pricing may be affected or our product sales, results of operations or financial condition could be harmed.

We may not be able to sell our products on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. JAKAFI and ICLUSIG are expensive and almost all patients will require some form of third party coverage to afford their cost. Our future revenues and profitability will be adversely affected if we cannot depend on government and other third‑party payors to defray the cost of our products to the patient. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Reimbursement in the EU must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain, and in some countries, we expect that it may exceed 12 months.  Risks related to pricing and reimbursement are described below under “—Other Risks Relating to our Business— Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our drug candidates. Our ability to generate revenues will be diminished if we are unable to obtain an adequate level of reimbursement from private insurers, government insurance programs or other third party payors of health care costs, which could be affected by recent healthcare reform legislation.” If government and other third‑party payors refuse to provide coverage and reimbursement with respect to our products, determine to provide a lower level of coverage and reimbursement than anticipated, or reduce previously approved levels of coverage and reimbursement, then our pricing or reimbursement for our products may be affected and our product sales, results of operations or financial condition could be harmed.

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

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will not be able to successfully commercialize our products.

Prior to our commercialization of JAKAFI, we had no experience selling and marketing drug products and with pricing and obtaining adequate third‑party reimbursement for drug products. Under our collaboration and license agreement with Novartis, we have retained commercialization rights to JAKAFI in the United States. We have established commercial capabilities in the United States, but cannot guarantee that we will be able to enter into and maintain any marketing, distribution or third‑party logistics agreements with third‑party providers on acceptable terms, if at all. In connection with our recent acquisition from ARIAD Pharmaceuticals, Inc. we licensed rights to develop and commercialize ICLUSIG in certain countries and we acquired the European sales, marketing and distribution operations of ARIAD.  We may not be able to maintain those operations or retain their personnel or distribution arrangements. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell our products. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time‑consuming. Competition for personnel with experience in sales and marketing can be high. Our expenses associated with building and maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of our products.

If we fail to comply with applicable laws and regulations, we could lose our approval to market our products or be subject to other governmental enforcement activity.

We cannot guarantee that we will be able to maintain regulatory approval to market our products in the jurisdictions in which they are currently marketed. If we do not maintain our regulatory approval to market our products, in particular JAKAFI, our results of operations will be materially harmed. We and our collaborators, third‑party manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA and other federal and state agencies as well as foreign governmental agencies. These regulations continue to apply after product marketing approval, and cover, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, risk mitigation, and adverse event reporting requirements.

The commercialization of our products is subject to post‑regulatory approval product surveillance, and our products may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing for our products, and our products may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity.  For example, from late 2013 through 2014, ICLUSIG was subject to review by the European Medicines Agency, or EMA, of the benefits and risks of ICLUSIG to better understand the nature, frequency and severity of events obstructing the arteries or veins, the potential mechanism that leads to these side effects and whether there needed to be a revision in the dosing recommendation, patient monitoring and a risk management plan for ICLUSIG. This review was completed in January 2015, with additional warnings in the product information but without any change in the approved indications.  The EMA could take additional actions in the future that reduce the commercial potential of ICLUSIG.

Failure to comply with the laws and regulations administered by the FDA or other agencies could result in:

•	administrative and judicial sanctions, including warning letters;

•	fines and other civil penalties;

•	withdrawal of regulatory approval to market our products;

•	interruption of production;

•	operating restrictions;

•	product recall or seizure;

•	injunctions; and

•	criminal prosecution.

The occurrence of any such event may have a material adverse effect on our business.

If the use of our products harms patients, or is perceived to harm patients even when such harm is unrelated to our products, our regulatory approvals could be revoked or otherwise negatively impacted or we could be subject to costly and damaging product liability claims.

The testing of JAKAFI and ICLUSIG, the manufacturing, marketing and sale of JAKAFI and the marketing and sale of ICLUSIG expose us to product liability and other risks. Side effects and other problems experienced by patients from the use of our products could:

•	lessen the frequency with which physicians decide to prescribe our products;

•	encourage physicians to stop prescribing our products to their patients who previously had been prescribed our products;

•	cause serious harm to patients that may give rise to product liability claims against us; and

•	result in our need to withdraw or recall our products from the marketplace.

If our products are used by a wide patient population, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant.

Previously unknown risks and adverse effects of our products may also be discovered in connection with unapproved, or off‑label, uses of our products. We are prohibited by law from promoting or in any way supporting or encouraging the promotion of our products for off‑label uses, but physicians are permitted to use products for off‑label purposes. In addition, we are studying and expect to continue to study JAKAFI in diseases for potential additional indications in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for intermediate or high‑risk myelofibrosis or uncontrolled polycythemia vera and as JAKAFI is studied in or used by patients for off‑label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of JAKAFI, reformulate JAKAFI or make changes and obtain new approvals. We may also experience a significant drop in the sales of JAKAFI, experience harm to our reputation and the reputation of JAKAFI in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent sales of JAKAFI or substantially increase the costs and expenses of commercializing JAKAFI. Similar results could occur with respect to our commercialization of ICLUSIG.

Patients who have been enrolled in our clinical trials or who may use our products in the future often have severe and advanced stages of disease and known as well as unknown significant pre‑existing and potentially life‑threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to our products. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time consuming or inconclusive. These investigations may interrupt our sales efforts, impact and limit the type of regulatory approvals our products receive or maintain, or delay the regulatory approval process in other countries.

Factors similar to those listed above also apply to our collaboration partner Novartis and to ICLUSIG for jurisdictions outside the United States.

If we market our products in a manner that violates various federal and state health care related laws and regulations, we may be subject to civil or criminal penalties.

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

The European Union and member countries impose similar strict restrictions on the promotion and marketing of drug products.  The off-label promotion of medicinal products is prohibited in the EU and in other territories. The promotion of medicinal products that are not subject to a marketing authorization is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU and in other territories could be penalized by administrative measures, fines and imprisonment.

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

Competition for our products could harm our business and result in a decrease in our revenue.

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

ICLUSIG currently competes with existing therapies that are approved for the treatment of patients with chronic myeloid leukemia, or CML, who are resistant or intolerant to prior tyrosine kinase inhibitor, or TKI, therapies, on the basis of, among other things, efficacy, cost, breadth of approved use and the safety and side-effect profile. In addition, a generic version of imatinib was launched in the United States in February 2016, and generic versions are expected to be launched in other markets. Although we currently believe that generic versions of imatinib will not materially impact our commercialization of ICLUSIG, given ICLUSIG’s various indication statements globally that are currently focused on resistant or intolerant CML, we cannot be certain how physicians, payors, patients, regulatory authorities and other market participants will respond to the availability of generic versions of imatinib.

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

In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates that fit within our focus on oncology, such as our collaborations with Agenus and Jiangsu Hengrui Medicine Co., Ltd., or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our recent acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected.

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

Even if we are successful in gaining regulatory approval of any of our drug candidates in addition to JAKAFI or acquire rights to approved drug products in addition to ICLUSIG, we may not generate significant product revenues and we may not become profitable if these drug products do not achieve an adequate level of acceptance. Physicians may not recommend our drug products until longer‑term clinical data or other factors demonstrate the safety and efficacy of our drug products as compared to other alternative treatments. Even if the clinical safety and efficacy of our drug products is established, physicians may elect not to prescribe these drug products for a variety of reasons, including the reimbursement policies of government and other third‑party payors and the effectiveness of our competitors in marketing their products.

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

We do not currently operate manufacturing facilities for clinical or commercial production of JAKAFI and our other drug candidates or for ICLUSIG. We currently hire third parties to manufacture the raw materials, active pharmaceutical ingredient, or API, and finished drug product of JAKAFI and our other drug candidates for clinical trials. Under our license agreement with ARIAD, we receive our supply of ICLUSIG from ARIAD.  In addition, we expect to continue to rely on third parties for the manufacture of commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. We also hire third parties to package and label the finished product. The FDA requires that the raw materials, API and finished product for JAKAFI and our other drug candidates be manufactured according to its current Good Manufacturing Practices regulations and regulatory authorities in other countries have similar requirements. There are only a limited number of manufacturers that comply with these requirements. Failure to comply with current Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our drug candidates and products could result in the FDA or a foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, enforcing product recalls or other enforcement actions, which could have a material adverse effect on our business.

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

Our activities, and the activities of our collaborators, partners and third‑party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, impermissible off‑label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti‑bribery or anti‑corruption laws, or violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, collaborators, partners or third‑party providers that would violate the laws or regulations of the jurisdictions in which we operate. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

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

As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in June 2016, we completed the acquisition of the European operations of ARIAD and obtained the exclusive license to develop and commercialize ICLUSIG in Europe and other countries. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions.  We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business.  Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, we have in the year ended December 31, 2015 and the six months ended June 30, 2016 recorded unrealized losses related to our investment in Agenus Inc., and we may in the future experience additional losses related to our investments.  In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our stockholders could result.

Risks associated with the expansion of our operations in Europe could adversely affect our business.

Our acquisition of ARIAD’s European operations significantly expanded our operations in Europe, and we plan to continue to expand our operations and conduct certain development activities in Europe. We have limited experience with conducting activities outside of the United States. International operations and business expansion plans are subject to numerous additional risks, including:

•

multiple, conflicting and changing laws and regulations such as tax laws, privacy regulations, tariffs, export and import restrictions, employment, immigration and labor laws, regulatory requirements, and other governmental approvals, permits and licenses;

•	difficulties in staffing and managing foreign operations and difficulties in connection with assimilating and integrating the ARIAD operations and personnel into our company;

•	risks associated with obtaining and maintaining, or the failure to obtain or maintain, regulatory approvals for the sale or use of our products in various countries;

•	complexities associated with managing government payor systems, multiple payor‑reimbursement regimes or patient self‑pay systems;

•

financial risks, such as longer payment cycles, difficulty obtaining financing in foreign markets, difficulty enforcing contracts and intellectual property rights, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•

general political and economic conditions in the countries in operate, including terrorism and political unrest, curtailment of trade and other business restrictions, and uncertainties associated with the future relationship between the United Kingdom and the European Union; and

•

regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti‑bribery provisions, or similar anti‑bribery or anti‑corruption laws and regulations.

Although we conducted due diligence of ARIAD’s European operations prior to the acquisition, we may discover or identify deficiencies or non-compliance with such laws and regulations as we complete the integration of the ARIAD business and conduct our European operations. Any of the risks described above, if encountered, could significantly increase our costs of operating internationally, prevent us from operating in certain jurisdictions, or otherwise significantly harm our future international expansion and operations, which could have a material adverse effect on our business, financial condition and results of operations.

If product liability lawsuits are brought against us, we could face substantial liabilities and may be required to limit commercialization of our products and our results of operations could be harmed.

In addition to the risks described above under “—Risks Relating to Commercialization of Our Products—If the use of our products harms patients, or is perceived to harm patients even when such harm is unrelated to our products, our regulatory approvals could be revoked or otherwise negatively impacted or we could be subject to costly and damaging product liability claims,” the conduct of clinical trials of medical products that are intended for human use entails an inherent risk of product liability. If any product that we or any of our collaborators or licensees develops causes or is alleged to cause injury during clinical trials or commercialization, we may be held liable. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities, including substantial damages to be paid to the plaintiffs and legal costs, or we may be required to limit further development and commercialization of our products. Additionally, any product liability lawsuit could cause injury to our reputation, participants and investigators to withdraw from clinical trials, and potential collaborators or licensees to seek other partners, any of which could impact our results of operations.

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

We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2014. Because of those losses, we had an accumulated deficit of $1.7 billion as of June 30, 2016. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2016 and in future periods as well.

We anticipate that our drug discovery and development efforts and related expenditures will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can sell a drug product.

The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated significant revenues other than from sales of JAKAFI and we cannot assure you that we will generate significant revenues from the drug candidates that we license or develop, including ICLUSIG, for several years, if ever.

We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we are successful in obtaining regulatory approvals for manufacturing and commercializing drug products in addition to JAKAFI and ICLUSIG, we expect that we will continue to incur losses if our drug products do not generate significant revenues. If we achieve profitability, we may not be able to sustain or increase profitability.

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

As of June 30, 2016, the aggregate principal amount of our total consolidated debt was $749.8 million and our stockholders’ equity was $297.1 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of June 30, 2016, $375.0 million aggregate principal amount of our 0.375% convertible senior notes due 2018 was outstanding and due in November 2018. Annual interest payments for our 0.375% convertible senior notes through 2018, assuming that none of these notes are converted, repurchased or exchanged, are $1.4 million. As of June 30, 2016, $374.8 million aggregate principal amount of our 1.25% convertible senior notes due 2020 was outstanding and due in November 2020. Annual interest payments for our 1.25% convertible senior notes through 2020, assuming that none of these notes are converted, repurchased or exchanged, are $4.7 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our convertible senior notes, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived substantially all of our revenues for the six months ended June 30, 2016 from JAKAFI product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

Our business and competitive position depends in significant part upon our ability to protect our proprietary technology, including any drug products that we create. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. For example, one of our collaborators may disclose proprietary information pertaining to our drug discovery efforts. In addition, while we have filed numerous patent applications with respect to ruxolitinib and our drug candidates in the United States and in foreign countries, our patent applications may fail to result in issued patents. In addition, because patent applications can take several years to issue as patents, there may be pending patent applications of others that may later issue as patents that cover some aspect of ruxolitinib and our drug candidates. Our existing patents and any future patents we may obtain may not be broad enough to protect our products or all of the potential uses of our products, or otherwise prevent others from developing competing products or technologies. In addition, our patents may be challenged and invalidated or may fail to provide us with any competitive advantages if, for example, others were first to invent or first to file a patent application for the technologies and products covered by our patents.  As noted above under “—Risks Relating to Commercialization of Our Products—Competition for our products could potentially harm our business and result in a decrease in our revenue,” a potential generic drug company competitor has challenged certain patents relating to JAKAFI.

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

Item 6.  Exhibits

Exhibit Number	Description of Document

10.1†	Amendment, dated as of April 5, 2016, to Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd.

10.2†	Share Purchase Agreement, dated as of May 9, 2016, by and among Incyte Europe S.à r.l., ARIAD Pharmaceuticals (Cayman) L.P., ARIAD Pharmaceuticals, Inc., as guarantor, and the Company, as guarantor.

10.3†	Amended and Restated Buy-In License Agreement, dated as of June 1, 2016, between ARIAD Pharmaceuticals, Inc., ARIAD Pharmaceuticals (Europe) Sarl and the Company, as guarantor.

10.4#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2016).

10.5#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2016).

10.6#

Form of Employment Agreement between the Company and Steven H. Stein (effective as of March 2, 2015), and Vijay K. Iyengar (effective as of May 9, 2016) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.7#	Form of Stock Option Agreement for Executive Officers under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

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

INCYTE CORPORATION

Dated: August 9, 2016	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2016	By:	/s/ DAVID W. GRYSKA
David W. Gryska
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1†	Amendment, dated as of April 5, 2016, to Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd.

10.2†	Share Purchase Agreement, dated as of May 9, 2016, by and among Incyte Europe S.à r.l., ARIAD Pharmaceuticals (Cayman) L.P., ARIAD Pharmaceuticals, Inc., as guarantor, and the Company, as guarantor.

10.3†	Amended and Restated Buy-In License Agreement, dated as of June 1, 2016, between ARIAD Pharmaceuticals, Inc., ARIAD Pharmaceuticals (Europe) Sarl and the Company, as guarantor.

10.4#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2016).

10.5#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2016).

10.6#

Form of Employment Agreement between the Company and Steven H. Stein (effective as of March 2, 2015), and Vijay K. Iyengar (effective as of May 9, 2016) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.7#	Form of Stock Option Agreement for Executive Officers under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

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