Form 10-Q
period 2016-09-30
INCYTE CORP
filed 2016-11-01
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-12400

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 188,385,146 as of October 25, 2016.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	September 30,	December 31,
	2016	2015*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$580,099	$521,439
Marketable securities—available-for-sale	136,486	186,344
Restricted cash and investments	17	516
Accounts receivable	131,523	114,450
Inventory	4,078	1,783
Prepaid expenses and other current assets	34,457	17,843
Total current assets	886,660	842,375

Restricted cash and investments	932	13,977
Long term investment	55,745	35,248
Inventory	14,829	17,555
Property and equipment, net	151,942	86,006
Other intangible assets, net	263,821	—
In-process research and development	12,000	—
Goodwill	155,702	—
Other assets, net	2,564	12,279
Total assets	$1,544,195	$1,007,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,524	$30,085
Accrued compensation	47,414	38,117
Interest payable	2,285	762
Accrued and other current liabilities	112,600	86,531
Deferred revenue—collaborative agreements	2,868	12,512
Acquisition-related contingent consideration	17,854	—
Total current liabilities	240,545	168,007

Convertible senior notes	643,434	619,893
Acquisition-related contingent consideration	280,146	—
Other liabilities	10,084	48,385
Total liabilities	1,174,209	836,285

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 188,258,973 and 186,650,249 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	188	187
Additional paid-in capital	2,053,046	1,950,764
Accumulated other comprehensive income (loss)	390	(809)
Accumulated deficit	(1,683,638)	(1,778,987)
Total stockholders’ equity	369,986	171,155
Total liabilities and stockholders’ equity	$1,544,195	$1,007,440

*   The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Product revenues, net	$236,623	$161,259	$632,006	$418,994
Product royalty revenues	29,626	18,138	77,486	51,175
Contract revenues	3,214	8,214	69,643	39,643
Other revenues	6	—	86	58

Total revenues	269,469	187,611	779,221	509,870

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	20,205	8,040	38,577	17,268
Research and development	143,184	132,073	420,276	362,882
Selling, general and administrative	75,776	47,599	207,166	144,147
Change in fair value of acquisition-related contingent consideration	8,012	—	10,283	—

Total costs and expenses	247,177	187,712	676,302	524,297

Income (loss) from operations	22,292	(101)	102,919	(14,427)
Interest and other income, net	1,188	3,026	3,818	5,800
Interest expense	(9,479)	(11,209)	(29,275)	(35,390)
Unrealized gain (loss) on long term investment	24,301	(31,289)	20,497	(4,115)

Income (loss) before provision for income taxes	38,302	(39,573)	97,959	(48,132)

Provision for income taxes	1,425	9	2,610	513

Net income (loss)	$36,877	$(39,582)	$95,349	$(48,645)

Net income (loss) per share:
Basic	$0.20	$(0.22)	$0.51	$(0.27)
Diluted	$0.19	$(0.22)	$0.49	$(0.27)

Shares used in computing net income (loss) per share:
Basic	188,029	181,387	187,632	177,378
Diluted	194,265	181,387	193,754	177,378

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$36,877	$(39,582)	$95,349	$(48,645)

Other comprehensive income (loss):
Foreign currency translation	(18)	—	(15)	—
Unrealized gain (loss) on restricted investments and marketable securities, net of tax	(254)	(394)	1,036	(260)
Reclassification adjustment for realized (gain) loss on marketable securities	—	(1,830)	178	(1,830)
Other comprehensive income (loss)	(272)	(2,224)	1,199	(2,090)

Comprehensive income (loss)	$36,605	$(41,806)	$96,548	$(50,735)

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$95,349	$(48,645)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	40,859	34,279
Stock-based compensation	68,598	52,775
Other, net	325	(1,830)
Unrealized (gain) loss on long term investment	(20,497)	4,115
Excess tax provision from stock-based compensation	—	(2,094)
Change in fair value of acquisition-related contingent consideration	10,283	—
Changes in operating assets and liabilities:
Accounts receivable	(6,712)	(29,033)
Prepaid expenses and other assets	(13,323)	(1,918)
Inventory	4,439	(830)
Accounts payable	25,683	2,904
Accrued and other liabilities	15,018	16,469
Deferred revenue—collaborative agreements	(9,644)	(9,665)
Net cash provided by operating activities	210,378	16,527
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(142,965)	—
Long term investment	—	(39,829)
Capital expenditures	(104,405)	(19,107)
Purchases of marketable securities	(26,921)	(94,376)
Sale and maturities of marketable securities	77,815	52,831
Net cash used in investing activities	(196,476)	(100,481)
Cash flows from financing activities:
Restricted investments, net	13,976	(128)
Proceeds from issuance of common stock under stock plans	32,468	76,871
Direct financing arrangements repayments	(445)	(1,379)
Excess tax provision from stock-based compensation	—	2,094
Payment of contingent consideration	(1,226)	—
Net cash provided by financing activities	44,773	77,458
Effect of exchange rates on cash and cash equivalents	(15)	—
Net increase (decrease) in cash and cash equivalents	58,660	(6,496)
Cash and cash equivalents at beginning of period	521,439	452,297
Cash and cash equivalents at end of period	$580,099	$445,801
Supplemental Schedule of Cash Flow Information
Interest paid	$3,892	$7,698
Income taxes paid	$717	$86
Reclassification to additional paid in capital in connection with conversions or exchange of 4.75% convertible senior notes due 2015	$—	$88,962
Reclassification to common stock and additional paid in capital in connection with conversions of 0.375% convertible senior notes due 2018	$5	$—
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$4	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of September 30, 2016 and the condensed consolidated statements of operations, and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2015 has been derived from audited financial statements.

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

Accounts Receivable.  As of September 30, 2016 and December 31, 2015, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the U.S. Food and Drug Administration (“FDA”) approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of JAKAFI revenues for the next 3 to 6 months will reflect a lower average per unit cost of materials. The ICLUSIG inventories acquired on June 1, 2016 in connection with the Acquisition were recorded at fair value less costs to sell, which will result in a higher cost of ICLUSIG revenues for the next nine months.

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

Variable Interest Entities. We perform an initial and on-going evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of September 30, 2016, there were no entities in which we held a variable interest which we determined to be VIEs.

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

Accumulated Other Comprehensive Income (Loss).  Accumulated other comprehensive income (loss) consists of realized and unrealized gains or losses on marketable securities and restricted cash and investments, net of tax, and foreign currency translation gains or losses.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related product costs as well as ICLUSIG related product costs. The acquired ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, and will result in a higher cost of ICLUSIG product revenues over the next nine months.  In addition, cost of product revenues include low single digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States. Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of September 30, 2016, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the nine months ended September 30, 2016 and 2015, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $26.5 million and $68.6 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2016. We recorded $17.6 million and $52.8 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2015, respectively.

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

Adoption of the standard also resulted in the recognition of excess tax benefits in our income tax provision rather than as paid-in capital. This guidance is to be applied prospectively and resulted in the recognition of $0.9 million of excess tax benefits in our income tax provision rather than paid-in capital for the nine months ended September 30, 2016.  Amendments to the minimum statutory withholding tax requirements had no impact to the accumulated deficit as of January 1, 2016. In addition, we have elected to continue to estimate forfeitures expected to occur when determining the amount of compensation cost to be recognized in each period.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows to eliminate diversity in practice. Specifically relating to contingent consideration payments made after a business combination, an entity should classify cash payments that are not made within a relatively short period of time after a business combination to settle a contingent consideration liability as financing and operating activities.  The portion of cash payment up to the acquisition date fair value of the contingent consideration liability (including measurement period adjustments) is classified as a financing activity and the portion paid in excess of the acquisition date fair value is classified as an operating activity. The new standard is effective for fiscal years beginning after December 15, 2017 and interim periods therein. Early adoption is permitted however all of the amendments must be adopted in the same period and interim period adoption requires adjustments to be reflected as of the beginning of the fiscal year.   The guidance is to be applied on a retrospective basis with relevant disclosures under ASC 250. We elected to early adopt ASU No. 2016-15 as of the third quarter of 2016.  No retrospective adjustments were recorded as the first contingent consideration payment was made during the three months ended September 30, 2016.

3.     Business combination

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

Fair Value of Consideration Transferred

The preliminary fair value of consideration transferred totaled $440.5 million, which consisted of $147.5 million in cash pursuant to the Share Purchase Agreement, including net working capital adjustments, and $293.0 million of contingent consideration related to the License Agreement.  Contingent consideration includes the future payments that we may pay to ARIAD for our royalty obligations on future net sales of ICLUSIG, as well as for any future potential milestone payments related to new oncology or non-oncology indications for ICLUSIG.

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

	Amounts	Measurement	Amounts
	Recognized as of	Period	Recognized as of
(estimated in thousands)	Acquisition Date(a)	Adjustments(b)	September 30, 2016
Current assets	$21,413	$(159)	$21,254
Property and equipment	850	—	850
Restricted cash	432	—	432
Intangible assets(c)	283,000	—	283,000
Total identifiable assets	305,695	(159)	305,536
Current liabilities	(15,720)	182	(15,538)
Other long term liabilities	(5,226)	—	(5,226)
Total liabilities assumed	(20,946)	182	(20,764)
Goodwill(d)	155,725	(23)	155,702
Total fair value of consideration transferred	$440,474	$—	$440,474

(a)As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

(b)The measurement period adjustments primarily reflect a change in working capital.

(c)As of the effective date of the Acquisition, identifiable intangible assets are required to be measured at fair value.  The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. We used an income statement approach to estimate the preliminary fair value of the intangibles which includes licensed intellectual property and IPR&D. The assumptions used to estimate the cash flows of the licensed intellectual property included a discount rate of 15%, estimated gross margins of 98%, income tax rates ranging from 7.8% in periods in which we have established tax holidays to 13.8% thereafter, and operating expenses consisting of direct costs based on the anticipated level of revenues as well as the $7.0 million of research and development cost sharing payments we will owe in 2016 and 2017.  The assumptions used to estimate the cash flows of the IPR&D (which relates to the potential approval of ICLUSIG as a second line treatment) included a PTS of 25%, discount rate of 16%, estimated gross margins of 98%, income tax rates ranging from 7.8% in periods in which we have established tax holidays to 13.8% thereafter, and operating expenses consisting of direct costs based on the anticipated level of revenues as well as probability weighted milestone payments estimated for 2020 related to the clinical results and potential approval of ICLUSIG as a second line treatment. The licensed intellectual property has a weighted-average useful life of approximately 12.5 years and will be amortized using the straight-line method and the IPR&D is an indefinite-lived intangible and will not be amortized until the completion or abandonment of the related research and development activities.

(d)Goodwill is calculated as the difference between the estimated acquisition date fair value of the consideration transferred and the estimated fair values of the assets acquired and liabilities assumed. The Goodwill is related to the existing platform, infrastructure, and workforce which is expected to generate synergies and further our strategic plan in Europe.  Goodwill is not amortized and none of the goodwill is expected to be deductible for tax purposes.

Acquisition-Related Costs

We have incurred to date $1.5 million of transaction costs directly related to the Acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services.  These costs have been expensed in selling, general and administrative costs on the condensed consolidated statements of operations during the nine months ended September 30, 2016.

Revenue and Net Loss of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l.

The revenues of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l. for the period from the acquisition date to September 30, 2016 were $16.7 million and net loss was $28.2 million.  The net loss includes the effects of the Acquisition accounting adjustments and acquisition-related costs.

Pro Forma Impact of Business Combination

The following unaudited pro forma information presents condensed consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, as if the Acquisition had occurred as of January 1, 2015 (in thousands).

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2016	2015	2016	2015
Pro forma revenues	$269,469	$194,866	$821,743	$528,711
Pro forma net income (loss)	$36,877	$(48,613)	$91,248	$(96,015)

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

The unaudited pro forma information is not necessarily indicative of the results that would have been obtained if the Acquisition had occurred as of the beginning of the period presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings.  The unaudited pro forma information for the nine months ended September 30, 2016 includes $24.4 million of revenue that had been deferred in historic periods relating to the conclusion of pricing and reimbursement negotiations with the French National Health Authority.

4.     Fair value of financial instruments

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

At September 30, 2016 and December 31, 2015, our Level 2 corporate debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of September 30, 2016 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2016
Cash and cash equivalents	$580,099	$—	$—	$580,099
Corporate debt securities	—	136,486	—	136,486
Long term investment (Note 9)	55,745	—	—	55,745
Total assets	$635,844	$136,486	$—	$772,330

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as of September 30, 2016 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2016
Contingent consideration (Note 3)	$—	$—	$298,000	$298,000
Total liabilities	$—	$—	$298,000	$298,000

The following is a rollforward of our Level 3 liabilities (in thousands):

Level 3
Balance at January 1, 2016	$—
Initial recognition of contingent consideration	293,000
Contingent consideration earned during the period but not yet paid	(4,012)
Payments made during the period	(1,271)
Change in fair value of contingent consideration	10,283
Balance at September 30, 2016	$298,000

The fair value of the contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the Territory for both the approved third line treatment, as well as the second line treatment that is currently under development and is therefore contingent on future clinical results and EMA approval.  The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the period ending September 30, 2016 is due primarily to the passage of time, as there have been no significant changes to date in the key assumptions used in the fair value calculation at the date of acquisition as described in Note 3.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Cash and cash equivalents	$521,439	$—	$—	$521,439
Corporate debt securities	—	186,344	—	186,344
Long term investment (Note 9)	35,248	—	—	35,248
Total assets	$556,687	$186,344	$—	$743,031

The following is a summary of our marketable security portfolio as of September 30, 2016 and December 31, 2015, respectively.

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2016
Corporate debt securities	$136,082	$404	$—	$136,486

December 31, 2015
Corporate debt securities	$187,153	$—	$(809)	$186,344

Our corporate debt securities generally have contractual maturity dates of between 12 to 18 months.

Non-Recurring Fair Value Measurements

Non-recurring fair value measurements during the three and nine month periods ended September 30, 2016 relate to the fair value of intangible assets and inventory acquired in the Acquisition which are discussed in further detail in Note 3.

5.     Concentration of credit risk

In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total		Percentage of Total
	Contract Revenues for the		Contract Revenues for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Collaboration Partner A	—%	61%	7%	76%
Collaboration Partner B	100%	39%	93%	24%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 23% and 39% of the accounts receivable balance as of September 30, 2016 and December 31, 2015, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to JAKAFI product revenues is as follows:

	Percentage of Total Net		Percentage of Total Net
	Product Revenues for the		Product Revenues for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Customer A	25%	29%	26%	28%
Customer B	19%	18%	18%	19%
Customer C	13%	13%	13%	13%
Customer D	8%	9%	8%	9%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 40% and 40% of the accounts receivable balance as of September 30, 2016 and December 31, 2015, respectively.

The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

6.     Inventory

Our inventory balance consists of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Work-in-process	$14,829	$17,555
Finished goods	4,078	1,783
	18,907	19,338
Inventories-current	4,078	1,783
Inventories-non-current	$14,829	$17,555

Inventories, stated at the lower of cost or market, consist of work in process and finished goods. The ICLUSIG inventories acquired on June 1, 2016 were recorded at fair value less costs to sell, and therefore, will result in a higher cost of product revenues for the next nine months.  At September 30, 2016, $4.1 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At September 30, 2016, $14.8 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months.  We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

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

7.    Property and equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Office equipment	$9,189	$6,753
Laboratory equipment	35,407	31,296
Computer equipment	35,095	22,491
Land	3,825	—
Building and leasehold improvements	116,436	70,729
	199,952	131,269
Less accumulated depreciation and amortization	(48,010)	(45,263)
Property and equipment, net	$151,942	$86,006

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

In September 2016, we entered into two agreements to purchase land and two buildings at 1701 Augustine Cut-off in Wilmington, Delaware for approximately $7.9 million. Pursuant to the terms of the Agreements, we have up to a 120 day due diligence period to review specified documents and perform building inspections prior to closing.  The closing date is to be no later than 30 days after the due diligence period.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets as of September 30, 2016 were as follows (in thousands, except for useful life):

	Weighted-	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP(1)	12.5	$271,000	$7,179	$263,821
Indefinite-lived intangible assets:
Acquired IPR&D(1)	N/A	12,000	—	12,000
		$283,000	$7,179	$275,821

(1) We acquired certain intangible assets as part of the Acquisition, as described further in Note 3.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, for which development has not yet been completed, is as follows (in thousands):

	Remainder of
	2016	2017	2018	2019	2020	Thereafter
Amortization expense	$5,384	$21,536	$21,536	$21,536	$21,536	$172,293

Goodwill

The changes to the carrying amount of goodwill for the nine months ended September 30, 2016 were as follows (in thousands):

Goodwill
Balance, January 1, 2016	$—
Additions	155,725
Adjustments	(23)
Balance, September 30, 2016	$155,702

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD.  Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received in the aggregate $102.0 million for the achievement of development milestones and $175.0 million for the achievement of regulatory milestones and $20.0 million for the achievement of sales milestones through September 30, 2016.

During the nine months ended September 30, 2016, we recognized a $5.0 million payment received in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States pursuant to the April 2016 amendment of this agreement.  In 2015, we recognized a $5.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib for a third indication and a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea, a $15.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with polycythemia vera, and a $20.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $300.0 million. In 2014, we recognized a $60.0 million regulatory milestone related to reimbursement of JAKAVI (ruxolitinib) in Europe, a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer.  In 2013, we recognized a $25.0 million development milestone under this agreement based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib. In 2012, we recognized a $40.0 million regulatory milestone payment under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of JAKAVI. In 2011, we recognized a $15.0 million development milestone under this agreement for the achievement of a predefined milestone in the Phase I dose-escalation trial for capmatinib in patients with solid tumors and a $10.0 million regulatory milestone for the approval of JAKAFI in the United States. In 2010, we recognized $50.0 million in development milestones for the initiation of the global phase III trial, RESPONSE, in patients with polycythemia vera. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved.

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12 to 14 percent. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single digits on future JAKAFI net sales within the United States. During the three and nine months ended September 30, 2016, such royalties payable to Novartis on net sales within the United States totaled $10.9 million and $25.1 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations.  During the three and nine months ended September 30, 2015, such royalties payable to Novartis on net sales within the United States totaled $7.4 million and $15.5 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations.  Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At September 30, 2016 and December 31, 2015, $0.1 million and $0.3 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three and nine months ended September 30, 2016 were net of $0.3 million and $0.7 million, respectively, of costs reimbursed by Novartis.  Research and development expenses for the three and nine months ended September 30, 2015 were net of $0.3 million and $1.3 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $0.0 million and $5.0 million for the three and nine months ended September 30, 2016, respectively. Contract revenue under the Novartis agreement was $5.0 million and $30.0 million for the three and nine months ended September 30, 2015, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States was $29.6 million and $77.5 million for the three and nine months ended September 30, 2016, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States was $18.1 million and $51.2 million for the three and nine months ended September 30, 2015, respectively. At September 30, 2016 and December 31, 2015, $29.8 million and $23.8 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received in the aggregate $99.0 million for the achievement of development milestones and $55.0 million for the achievement of regulatory milestones through September 30, 2016.

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

Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $10.6 million and $21.0 million for the three and nine months ended September 30, 2016, respectively. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $6.4 million and $28.3 million for the three and nine months ended September 30, 2015, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country-by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Contract revenue under the Lilly agreement was $3.2 million and $64.6 million, for the three and nine months ended September 30, 2016, respectively.  Contract revenue under the Lilly agreement was $3.2 million and $9.6 million, for the three and nine months ended September 30, 2015, respectively.

Lilly - Ruxolitinib

In March 2016, we entered into an amendment to the agreement with Lilly that amended the non-compete provision of the agreement to allow us to engage in the development and commercialization of ruxolitinib in the GVHD field. We paid Lilly an upfront payment of $35.0 million and Lilly is eligible to receive up to $40.0 million in additional regulatory milestone payments relating to ruxolitinib in the GVHD field. During the three and nine months ended September 30, 2016, the $35.0 million upfront payment was recorded in research and development expense on the condensed consolidated statements of operations.

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

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. We own approximately 9% of the outstanding shares of Agenus Inc. common stock and conclude that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and nine months ended September 30, 2016, we recorded an unrealized gain of $24.3 million and $20.5 million, respectively, based on the increase in the market price of Agenus Inc.’s common stock from the date of purchase to $7.18 per share at September 30, 2016.  For the three and six months ended June 30, 2016, Agenus Inc. reported total revenues of $6.6 million and $12.6 million, respectively, and a net loss of $28.3 million and $60.1 million, respectively, within their consolidated financial statements.

Research and development expenses for the three and nine months ended September 30, 2016, included $3.9 million and $12.0 million, respectively, of development costs incurred pursuant to the Agenus arrangement. Research and development expenses for the three and nine months ended September 30, 2015, included $3.8 million and $9.4 million, respectively, of development costs incurred pursuant to the Agenus arrangement.  At September 30, 2016, a total of $10.3 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheet.

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

Research and development expenses for the three and nine months ended September 30, 2016, included $3.3 million and $5.5 million, respectively, of development costs incurred pursuant to the Hengrui agreement.  Research and development expenses for the three and nine months ended September 30, 2015, included a $25.0 million upfront payment pursuant to the Hengrui agreement.

10.     Stock compensation

We recorded $26.5 million and $68.6 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2016, respectively. We recorded $17.6 million and $52.8 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2015, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $16.2 million, $42.8 million, $10.0 million and $30.4 million for the three and nine months ended September 30, 2016 and 2015, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $10.3 million, $25.8 million, $7.6 million and $22.4 million for the three and nine months ended September 30, 2016 and 2015, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Average risk-free interest rates	1.05%	1.22%	1.31%	1.35%	0.77%	0.64%	0.77%	0.64%
Average expected life (in years)	4.96	4.44	4.99	5.04	0.50	0.50	0.50	0.50
Volatility	50%	47%	50%	50%	38%	51%	48%	51%
Weighted-average fair value (in dollars)	36.66	46.08	39.29	34.29	18.33	13.45	18.94	13.45

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

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to
		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2015	3,846,717	11,052,279	$33.55
Additional authorization	5,000,000	—	—
Options granted	(2,606,079)	2,606,079	$89.53
Options exercised	—	(1,524,934)	$19.16
Options cancelled	164,542	(156,555)	$77.13
Options expired	(1,834)	(7,987)	$39.67
Balance at September 30, 2016	6,403,346	11,968,882	$46.99

In July 2016, we revised the terms of our annual stock option grants to provide that new option grants would generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments. Previously, our option grants generally had 7-year terms and vested over three years, with 33% vesting after one year and the remainder vesting in 24 equal monthly installments.

RSU and PSU award activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2015	834,433	565,567	—
Additional authorization	1,000,000	—	—
RSUs granted	(708,426)	708,426	$85.28
RSUs cancelled	32,880	(32,880)	$73.38
PSUs cancelled	1,948	(1,948)	$64.55
RSUs released	—	(7,278)	$78.49
Balance at September 30, 2016	1,160,835	1,231,887	—

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock.  Each RSU granted prior to July 2016 was subject to cliff vesting after three years. In July 2016, we revised the terms of our RSU grants to provide that the awards will vest 25% annually over four years.

Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of September 30, 2016, a total of 133,333 RSUs granted to Mr. Hoppenot vested and were released leaving 266,667 RSUs outstanding.

At September 30, 2016, we have only recognized stock compensation expense relating to performance conditions of the outstanding PSUs that are deemed probable of achievement at that date. For PSUs containing performance conditions which have not been deemed probable of achievement at September 30, 2016, no stock compensation expense has been recognized for these awards. The actual number of shares of our common stock into which each PSU may convert are subject to a multiplier of up to 125% based on the level at which the performance conditions are achieved.

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, PSUs and RSUs.  Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of September 30, 2016, was $76.0 million, which is expected to be recognized over the weighted average period of approximately 3.1 years. Total compensation cost of RSUs granted but not yet vested, as of September 30, 2016, was $58.0 million, which is expected to be recognized over the weighted average period of approximately 3.2 years. Total compensation cost of PSUs granted but not yet vested, as of September 30, 2016, was $0.3 million, which is expected to be recognized over the weighted average period of approximately 3.0 years, should the underlying performance conditions be deemed probable of achievement.

11.     Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		September 30,	December 31,
Debt	September 30, 2016	Maturities	2016	2015
0.375% Convertible Senior Notes due 2018	0.375%	2018	$336,613	$324,031
1.25% Convertible Senior Notes due 2020	1.25%	2020	306,821	295,862
			643,434	619,893
Less current portion			—	—
			$643,434	$619,893

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
0.375% Convertible Senior Notes due 2018	$336,613	$711,551	$324,031	$807,422
1.25% Convertible Senior Notes due 2020	306,821	724,994	295,862	816,123
	$643,434	$1,436,545	$619,893	$1,623,545

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

On October 1, 2016, the 2018 Notes and 2020 Notes became convertible through at least December 31, 2016, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended September 30, 2016 as described in (1) above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes during this period in shares of our common stock and, therefore, the 2018 Notes and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet at September 30, 2016.

12.     Defined benefit pension obligation

We maintain a defined benefit pension plan for Incyte Biosciences Luxembourg S.a.r.l. employees.  The plan provides benefits to employees upon retirement, death or disability.

The net periodic benefit cost for the three and nine months ended September 30, 2016 was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Service cost	$365	$503
Interest cost	29	39
Expected return on plan assets	(23)	(31)
Net periodic (benefit) cost	$371	$511

We plan to contribute a total of $1.4 million to the plan in 2016 inclusive of the amounts contributed to the plan during the current period.  As of September 30, 2016, $4.6 million of accrued pension obligation is recorded in other long term liabilities on the condensed consolidated balance sheets.

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

During the nine months ended September 30, 2016, we recorded a $9.6 million increase to our uncertain tax positions related to judgements associated with our claims for federal research and development tax credits.  This amount was recorded as a direct reduction of related deferred tax assets as of September 30, 2016.  As the related deferred tax assets carry a full valuation allowance, the reduction has no impact on our financial position or results of operations.

14.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Basic Net Income (Loss) Per Share
Basic net income (loss)	$36,877	$(39,582)	$95,349	$(48,645)
Weighted average common shares outstanding	188,029	181,387	187,632	177,378

Basic net income (loss) per share	$0.20	$(0.22)	$0.51	$(0.27)

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$36,877	$(39,582)	$95,349	$(48,645)
Weighted average common shares outstanding	188,029	181,387	187,632	177,378

Dilutive stock options and RSU’s	6,236	—	6,122	—

Weighted average shares used to compute diluted net income (loss) per share	194,265	181,387	193,754	177,378

Diluted net income (loss) per share	$0.19	$(0.22)	$0.49	$(0.27)

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Outstanding stock options and awards	3,119,097	12,520,799	2,947,152	12,520,799
Common shares issuable upon conversion of the 4.75% Convertible Senior Notes due 2015	—	632	—	632
Common shares issuable upon conversion of the 0.375% Notes due 2018	7,245,206	7,245,263	7,245,206	7,245,263
Common shares issuable upon conversion of the 1.25% Notes due 2020	7,241,284	7,245,225	7,241,284	7,245,225
Total potential common shares excluded from diluted net loss per share computation	17,605,587	27,011,919	17,433,642	27,011,919

15.    Contingencies

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

16.    Subsequent Event

In October 2016, we were notified of a $40.0 million regulatory milestone from Novartis related to reimbursement of JAKAVI in Europe for the treatment of patients with polycythemia vera.  We expect to record this amount as contract revenue in the three months ending December 31, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the nine months ended September 30, 2016 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015 previously filed with the SEC.

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

To further support appropriate use and future development of JAKAFI, our U.S. Medical Affairs department is responsible for providing appropriate scientific and medical education and information to physicians, preparing scientific presentations and publications, and overseeing the process for supporting investigator sponsored trials.

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

In September 2016, we announced that JAKAFI had been included as a recommended treatment in the latest National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology for myelofibrosis, underscoring the important and long-term clinical benefits seen in patients treated with JAKAFI.

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

Marketed Indications - ICLUSIG (ponatinib)

In June 2016, we completed the acquisition (the “Acquisition”) of the European operations of ARIAD Pharmaceuticals, Inc (ARIAD) in exchange for an upfront payment of $147.5 million, including customary working capital adjustments, and also obtained an exclusive license to develop and commercialize ICLUSIG (ponatinib) in Europe and other select countries. ICLUSIG is a kinase inhibitor. The primary target for ICLUSIG is BCR-ABL, an abnormal tyrosine kinase that is expressed in chronic myeloid leukemia (CML) and Philadelphia-chromosome positive acute lymphoblastic leukemia (Ph+ ALL).

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

Targeted Therapies

Building upon positive, independently published third-party data of ruxolitinib in graft-versus-host-disease (GVHD), we are preparing to initiate a U.S. registration program for ruxolitinib in GVHD in the fourth quarter of 2016. In June 2016, we announced that the FDA granted Breakthrough Therapy Designation for ruxolitinib in patients with acute GVHD. In April 2016, we announced an agreement with Eli Lilly and Company enabling us to develop and commercialize ruxolitinib in the U.S. for the treatment of GVHD. We also announced an agreement with Novartis granting Novartis exclusive research, development and commercialization rights for ruxolitinib in GVHD outside the

U.S. A proof-of-concept trial of INCB39110, a selective JAK1 inhibitor, is also underway for the treatment of patients with acute GVHD.

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

INCB54828 is an inhibitor of the FGFR isoforms 1, 2 and 3 that has demonstrated potency and selectivity in preclinical studies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in a number of liquid and solid tumor types. Two Phase II trials of INCB54828 in patients with bladder cancer and cholangiocarcinoma, respectively, harboring FGFR alterations are now open for recruitment.

BRDs are a family of proteins which play important roles in mediating gene transcription, most notably by facilitating the expression of oncogenes such as MYC, one of the most frequently dysregulated oncogenes in all human cancer. We have two BRD inhibitors, INCB54329 and INCB57643, and both are being studied in open-label dose-escalation trials in patients with advanced malignancies. These two compounds will allow us to evaluate different pharmacokinetic and pharmacodynamic profiles.

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

	Indication	Status Update
Ruxolitinib (JAK1/JAK2)	Graft-versus-host-disease	Pivotal program expected to begin in the fourth quarter of 2016
INCB39110 (JAK1)	Graft-versus-host-disease	Phase I/II fully recruited, data expected by the end of 2016
INCB39110 (JAK1)	Lung cancer	Phase I/II in combination with osimertinib (EGFR) expected to begin in the fourth quarter of 2016
INCB52793 (JAK1)	Advanced malignancies	Phase I/II dose-escalation
INCB50465 (PI3Kδ)	B-cell malignancies	Phase I/II as monotherapy and in combination with INCB39110 (JAK1)
INCB54828 (FGFR)	Bladder cancer, cholangiocarcinoma	Phase II
INCB54329 (BRD)	Advanced malignancies	Phase I/II dose-escalation
INCB57643 (BRD)	Advanced malignancies	Phase I/II dose-escalation
INCB53914 (PIM)	Advanced malignancies	Phase I/II dose-escalation
INCB59872 (LSD1)	Acute myeloid leukemia, small cell lung cancer	Phase I/II dose-escalation

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

In October 2015, we and Merck announced an expansion of the companies’ ongoing clinical trial collaboration to include ECHO-301, a Phase III study evaluating the combination of epacadostat with pembrolizumab as a first-line treatment for patients with advanced or metastatic melanoma. This trial is recruiting patients.

INCSHR1210 is an anti-PD-1 monoclonal antibody that we have licensed under our agreement with Jiangsu Hengrui Medicine Co., Ltd. (Hengrui). Many tumor cells express PD-L1, an immunosuppressive PD-1 ligand. Inhibition of the interaction between PD-1 and PD-L1, known as immune checkpoint blockade, can enhance T-cell responses and mediate preclinical antitumor activity. The dose-escalation portion of the proof-of-concept clinical trial of INCSHR1210 in patients with advanced solid tumors has been completed. Enrollment of new subjects into the trial has been suspended in order to perform a thorough assessment of the compound's profile before proceeding to enroll any additional subjects.

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

We have also launched two platform studies to investigate the effects of PD-1, JAK1, IDO1 and PI3Kδ inhibition on the tumor microenvironment. The PD-1 platform study is investigating the effects of adding either INCB39110 (JAK1) or INCB50465 (PI3Kδ) to pembrolizumab (PD-1). The JAK1 platform study is investigating all-oral doublets combining either INCB50465 (PI3Kδ) or epacadostat (IDO1) with INCB39110 (JAK1).

	Indication	Status Update
Epacadostat (IDO1)	1st line, advanced melanoma	Phase III (ECHO-301) in combination with Merck’s pembrolizumab (PD-1)
	Multiple tumor types	Phase II (ECHO-202) expansion cohorts in combination with Merck’s pembrolizumab (PD-1)
	Multiple tumor types	Phase II (ECHO-204) expansion cohorts in combination with Bristol-Myers Squibb’s nivolumab (PD-1)
	Multiple tumor types	Phase II (ECHO-203) expansion cohorts in combination with AstraZeneca/MedImmune’s durvalumab (PD-L1)
	Non-small cell lung cancer, bladder cancer	Phase I/II (ECHO-110) dose-escalation in combination with Roche/Genentech’s atezolizumab (PD-L1)
INCSHR1210 (PD-1, licensed from Hengrui)	Solid tumors	Phase I/II dose-escalation completed; enrollment suspended
INCAGN1876 (GITR, co-developed with Agenus)	Solid tumors	Phase I/II dose-escalation
INCAGN1949 (OX40, co-developed with Agenus)	Solid tumors	Phase I/II dose-escalation expected to begin in the fourth quarter of 2016
PD-1 platform study	Solid tumors	Phase I/II, pembrolizumab (PD-1) in combination with INCB39110 (JAK1) or INCB50465 (PI3Kδ)
JAK1 platform study	Solid tumors	Phase I/II, INCB39110 (JAK1) in combination with epacadostat (IDO1) or INCB50465 (PI3Kδ)

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

ARIAD Pharmaceuticals (Luxembourg) S.a.r.l. Acquisition

In June 2016, we completed the acquisition from ARIAD Pharmaceuticals, Inc. of all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of ICLUSIG in the European Union and other countries, including Switzerland, Norway, Turkey, Israel and Russia, in exchange for an upfront payment of $147.5 million, including customary working capital adjustments.  We obtained an exclusive license to develop and commercialize ICLUSIG in Europe and other select countries. ARIAD will be eligible to receive from us tiered royalties on net sales of ICLUSIG in our territory and up to $135 million in potential future oncology development and regulatory approval milestone payments, together with additional milestone payments for non-oncology indications, if approved, in our territory. We will also fund a portion of the ongoing clinical development of ICLUSIG through cost-sharing payments of up to $7 million in each of 2016 and 2017.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related product as well as ICLUSIG related product costs. The acquired ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, and will result in higher cost of ICLUSIG product revenues over the next nine months.  In addition, cost of product revenues include low single digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States. Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of September 30, 2016, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the nine months ended September 30, 2016 and 2015, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.    Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $26.5 million and $68.6 million of stock compensation expense for the three and nine months ended September 30, 2016, respectively. We recorded $17.6 million and $52.8 million of stock compensation expense for the three and nine months ended September 30, 2015, respectively.

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

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the U.S. Food and Drug Administration (“FDA”) approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of JAKAFI revenues for the next 3 to 6 months will reflect a lower average per unit cost of materials. The ICLUSIG inventories acquired on June 1, 2016 in connection with the Acquisition were recorded at fair value less costs to sell, which will result in a higher cost of ICLUSIG revenues for the next nine months.

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

The fair value of the liability component of the 2018 Notes was estimated at $299.4 million at issuance. Therefore, the difference between the $375.0 million face value of the 2018 Notes at issuance and the $299.4 million estimated fair value of the liability component will be amortized to interest expense over the term of the 2018 Notes through November 15, 2018 using the effective interest method.

The fair value of the liability component of the 2020 Notes was estimated at $274.8 million at issuance. Therefore, the difference between the $375.0 million face value of the 2020 Notes at issuance and the $274.8 million estimated fair value of the liability component will be amortized to interest expense over the term of the 2020 Notes through November 15, 2020 using the effective interest method.

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

On a quarterly basis, we perform an assessment in order to determine whether the 2018 Notes or 2020 Notes have become convertible at the option of the holder, based on meeting any of the conversion criteria described above. Should either the 2018 Notes or the 2020 Notes become convertible, we then assess our intent and ability to settle the 2018 Notes or the 2020 Notes in cash, shares of common stock, or a combination of cash and shares of common stock, in order to determine the appropriate classification of the 2018 Notes and the 2020 Notes at the balance sheet date. On October 1, 2016, the 2018 Notes and 2020 Notes became convertible through at least December 31, 2016, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended September 30, 2016 as described above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes in common shares and, therefore, the 2018 and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet as of September 30, 2016.

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

Adoption of the standard also resulted in the recognition of excess tax benefits in our income tax provision rather than as paid-in capital. This guidance is to be applied prospectively and resulted in the recognition of $0.9 million of excess tax benefits in our income tax provision rather than paid-in capital for the nine months ended September 30, 2016.  Amendments to the minimum statutory withholding tax requirements had no impact to the accumulated deficit as of January 1, 2016. In addition, we have elected to continue to estimate forfeitures expected to occur when determining the amount of compensation cost to be recognized in each period.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows to eliminate diversity in practice. Specifically relating to contingent consideration payments made after a business combination, an entity should classify cash payments that are not made within a relatively short period of time after a business combination to settle a contingent consideration liability as financing and operating activities.  The portion of cash payment up to the acquisition date fair value of the contingent consideration liability (including measurement period adjustments) is classified as a financing activity and the portion paid in excess of the acquisition date fair value is classified as an operating activity. The new standard is effective for fiscal years beginning after December 15, 2017 and interim periods therein. Early adoption is permitted however all of the amendments must be adopted in the same period and interim period adoption requires adjustments to be reflected as of the beginning of the fiscal year.   The guidance is to be applied on a retrospective basis with relevant disclosures under ASC 250. We elected to early adopt ASU No. 2016-15 as of the third quarter of 2016.  No retrospective adjustments were recorded as the first contingent consideration payment was made during the three months ended September 30, 2016.

Results of Operations

We recorded net income of $36.9 million and basic and diluted net income per share of $0.20 and $0.19, respectively, for the three months ended September 30, 2016, as compared to net loss of $39.6 million and basic and diluted net loss per share of $0.22 in the corresponding period in 2015.  We recorded net income of $95.3 million and basic and diluted net income per share of $0.51 and $0.49, respectively, for the nine months ended September 30, 2016, as compared to a net loss of $48.6 million and basic and diluted net loss per share of $0.27 in the corresponding period in 2015.

Revenues.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
JAKAFI revenues, net	$223.9	$161.3	$615.3	$419.0
ICLUSIG revenues, net	12.7	—	16.7	—
Total product revenues, net	$236.6	$161.3	$632.0	$419.0
Product royalty revenues	29.6	18.1	77.5	51.2
Contract revenues	3.2	8.2	69.6	39.6
Other revenues	0.1	—	0.1	0.1
Total revenues	$269.5	$187.6	$779.2	$509.9

Our product revenues, net for the three and nine months ended September 30, 2016 were $236.6 million and $632.0 million, respectively. Our product revenues, net for the three and nine months ended September 30, 2015 were $161.3 million and $419.0 million, respectively. The increase in JAKAFI product revenues for the three months ended September 30, 2016 as compared to the corresponding period in 2015 was comprised of a volume increase of $47.3 million and a price increase of $15.3 million.  The increase in JAKAFI product revenues for the nine months ended September 30, 2016 as compared to the corresponding period in 2015 was comprised of a volume increase of $153.9 million and a price increase of $42.4 million.  Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the nine months ended September 30, 2016 (in thousands):

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Nine Months Ended September 30, 2016	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2016	$3,069	$10,766	$247	$1,815	$15,897
ARIAD balances acquired on June 1, 2016	32	4,683	—	65	4,780
Allowances for current period sales	17,484	67,118	2,451	1,600	88,653
Allowances for prior period sales	209	149	(5)	(1,815)	(1,462)
Credits/payments for current period sales	(16,368)	(50,331)	(2,279)	(32)	(69,010)
Credits/payments for prior period sales	(1,864)	(9,044)	(129)	(378)	(11,415)
Balance at September 30, 2016	$2,562	$23,341	$285	$1,255	$27,443

Government rebates and chargebacks are the most significant component of our sales allowances. Increases in certain government reimbursement rates are limited to a measure of inflation, and when the price of a drug increases faster than this measure of inflation it will result in a penalty adjustment factor that causes a larger sales allowance to those government related entities. We expect government rebates and chargebacks as a percentage of our gross product sales will continue to increase in connection with any future JAKAFI price increases greater than the rate of inflation, and any such increase in these government rebates and chargebacks will have a negative impact on our reported product revenues, net. We adjust our estimates for government rebates and chargebacks based on new information regarding actual rebates as it becomes available.  Claims by third-party payors for rebates and chargebacks are frequently submitted after the period in which the related sales occurred, which may result in adjustments to prior period accrual balances in the period in which the new information becomes available.  We also adjust our allowance for product returns based on new information regarding actual returns as it becomes available.

We expect our sales allowances to fluctuate from quarter to quarter as a result of the Medicare Part D Coverage Gap, the volume of purchases eligible for government mandated discounts and rebates as well as changes in discount percentages which are impacted by potential future price increases, rate of inflation, and other factors.

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the three and nine months ended September 30, 2016 were $29.6 million and $77.5 million, respectively. Our net product royalty revenues for the three and nine months ended September 30, 2015 were $18.1 million and $51.2 million, respectively.

Our contract revenues were $3.2 million and $69.6 million for the three and nine months ended September 30, 2016, respectively. Our contract revenues were $8.2 million and $39.6 million for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2016 and 2015, contract revenues were derived from the straight line recognition of revenue associated with the Lilly upfront fees over the estimated performance period as well as milestone payments from Lilly and Novartis earned during the periods. During the nine months ended September 30, 2016, under the Novartis agreement, we recognized a $5.0 million payment for the development and commercialization of ruxolitinib in GVHD outside of the United States and under the Lilly agreement we recognized a $35.0 million regulatory milestone payment for the submission of an NDA to the FDA for the approval of oral once-daily baricitinib for the treatment of moderately-to-severely active rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the European Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderately-to-severely active rheumatoid arthritis. During the nine months ended September 30, 2015, under the Novartis agreement, we recognized a $5.0 million development milestone based on the formal initiation of a Phase II clinical trial evaluating capmatinib for a third indication and a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea.

Cost of Product Revenues.

Cost of product revenues includes all JAKAFI related product costs as well as ICLUSIG related product costs. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At September 30, 2016, inventory with $1.0 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 3 to 6 months;

however, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future JAKAFI sales, and the ability to utilize inventory prior to its expiration date. As a result, cost of JAKAFI product revenues for the next 3 to 6 months will reflect a lower average per unit cost of materials. The ICLUSIG inventories acquired on June 1, 2016 were recorded at fair value less costs to sell, which will reflect a higher cost of ICLUSIG product revenues for the next nine months. In addition, cost of product revenues includes low single digit royalties to Novartis on all sales of JAKAFI in the United States.  Subsequent to the acquisition on June 1, 2016 of ARIAD’s European operations, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Cost of product revenues was $20.2 million and $38.6 million for the three and nine months ended September 30, 2016, respectively. Cost of product revenues was $8.0 million and $17.3 million for the three and nine months ended September 30, 2015, respectively. The increase in cost of product revenues for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 is due primarily to increased royalties to Novartis on all JAKAFI sales in the United States and amortization of our licensed intellectual property acquired on June 1, 2016.

Operating Expenses.

Research and development expenses.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Salary and benefits related	$36.7	$27.7	$101.5	$79.3
Stock compensation	16.2	10.0	42.8	30.4
Clinical research and outside services	76.1	84.0	235.7	222.3
Occupancy and all other costs	14.2	10.4	40.3	30.9
Total research and development expenses	$143.2	$132.1	$420.3	$362.9

We currently account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2016 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The increase in clinical research and outside services expense from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was primarily the result of increased development costs to advance our clinical pipeline, and the $35.0 million payment to acquire the rights from Lilly to develop ruxolitinib for the treatment of patients with graft-versus-host-disease, as well as an additional $12.0 million of research and development costs incurred under the Agenus  arrangement through September 30, 2016.  Research and development expenses for the three and nine months ended September 30, 2016 also includes expense related to Incyte Biosciences Luxembourg S.a.r.l. resulting from the Acquisition on June 1, 2016.  Research and development expenses for the three and nine months ended September 30, 2016 and 2015 were net of $3.7 million, $11.0 million, $1.3 million and $3.7 million, respectively, of costs reimbursed by our collaborative partners. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $10.6 million and $21.0 million for the three and nine months ended September 30, 2016, respectively. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $6.4 million and $28.3 million for the three and nine months ended September 30, 2015, respectively. We expect our share of the global development costs for baricitinib for the treatment of rheumatoid arthritis to decline following submission of the NDA filing by Lilly in January 2016. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

Selling, general and administrative expenses.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Salary and benefits related	$23.2	$13.9	$58.7	$44.3
Stock compensation	10.3	7.6	25.8	22.4
Other contract services and outside costs	42.3	26.1	122.7	77.4
Total selling, general and administrative expenses	$75.8	$47.6	$207.2	$144.1

Salary and benefits related expense increased from the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2016 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis and for the commercial launch in uncontrolled polycythemia vera which occurred in December 2014. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high-risk myelofibrosis and uncontrolled polycythemia vera in addition to an increase in donations to independent non-profit patient assistance organizations in the United States. Selling, general and administrative expenses for the three and nine months ended September 30, 2016 also includes expense related to Incyte Biosciences Luxembourg S.a.r.l. resulting from the Acquisition on June 1, 2016.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to ARIAD, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration was remeasured as of September 30, 2016, resulting in a change in fair value of $8.0 million and $10.3 million for the three and nine months ended September 30, 2016, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations.  The change in fair value of the contingent consideration as of September 30, 2016 is primarily due to the time value of money as no changes were made to the key assumptions used in the fair value calculation at the date of acquisition.

Other income (expense).

Interest and other income, net. Interest and other income, net, for the three and nine months ended September 30, 2016 was $1.2 million and $3.8 million, respectively. Interest and other income, net, for the three and nine months ended September 30, 2015 was $3.0 million and $5.8 million, respectively.

Interest Expense.  Interest expense for the three and nine months ended September 30, 2016 was $9.5 million and $29.3 million, respectively as compared to $11.2 million and $35.4 million for the same periods in 2015. Included in interest expense for the three and nine months ended September 30, 2016 was $7.9 million and $23.6 million, respectively, of non-cash charges to amortize the discounts on the 2018 Notes and the 2020 Notes. Included in interest expense for the three and nine months ended September 30, 2015 was $8.3 million and $26.1 million, respectively, of non-cash charges to amortize the discounts on the 4.75% convertible senior notes due 2015, the 2018 Notes and the 2020 Notes.

Unrealized gain (loss) on long term investment. The unrealized gain on our long term investment in Agenus for the three and nine months ended September 30, 2016 was $24.3 million and $20.5 million, respectively, based on the change in fair value of Agenus’ common stock during the period.  The unrealized loss on our long term investment in Agenus for the three and nine months ended September 30, 2015 was $31.3 million and $4.1 million, respectively.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2014. Because of those losses, we had an accumulated deficit of $1.7 billion as of September 30, 2016. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At September 30, 2016, we had available cash, cash equivalents and marketable securities of $716.6 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and corporate debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities was $210.4 million for the nine months ended September 30, 2016, compared to $16.5 million provided by operating activities for the nine months ended September 30, 2015.  The $193.9 million increase in cash provided by operating activities was due primarily to an increase in net income, change in the fair value of acquisition-related contingent consideration and changes in working capital during the 2016 period.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used by investing activities was $196.5 million for the nine months ended September 30, 2016, which represented purchases of marketable securities of $26.9 million, capital expenditures of $104.4 million, and acquisition of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l. for net cash of $143.0 million, offset in part by the sale and maturity of marketable securities of $77.8 million.  Net cash used in investing activities was $100.5 million for the nine months ended September 30, 2015, which represented purchases of marketable securities of $94.4 million, capital expenditures of $19.1 million, and our long term investment in Agenus of $39.8 million, offset in part by the sale and maturity of marketable securities of $52.8 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $44.8 million and $77.5 million for the nine months ended September 30, 2016 and 2015, respectively, primarily representing proceeds from the issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of September 30, 2016 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$749.8	$—	$375.0	$374.8	$—
Interest on convertible senior debt	24.1	6.1	11.4	6.6	—
Non-cancelable lease obligations	19.9	7.9	8.4	1.5	2.1
Total contractual obligations	$793.8	$14.0	$394.8	$382.9	$2.1

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

In September 2016, we entered into two agreements to purchase land and two buildings at 1701 Augustine Cut-off in Wilmington, Delaware for approximately $7.9 million. Pursuant to the terms of the Agreements, we have up to a 120 day due diligence period to review specified documents and perform building inspections prior to closing.  The closing date is to be no later than 30 days after the due diligence period.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of corporate debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of September 30, 2016, marketable securities were $136.5 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2016, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. On June 1, 2016, we acquired all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l.  We are in the process of integrating the acquired ARIAD entities and our management is in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration.  Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the nine months ended September 30, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare and other federal health care programs. Comprehensive reforms to the U.S. healthcare system were recently enacted, including changes to the methods for, and amounts of, Medicare reimbursement. These reforms could significantly reduce payments from Medicare and Medicaid. Reforms or other changes to these payment systems, may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third‑party payors for our drug candidates. Some of these changes and proposed changes could result in reduced reimbursement rates or in eliminating dual sources of payment, which could reduce the price that we or any of our collaborators or licensees receive for any products, if commercialized, in the future, and which would adversely affect our business strategy, operations and financial results. Further federal and state proposals to regulate prices of pharmaceutical products and other health care reforms are possible, which could limit the prices that can be charged for any of our drug candidates and may further limit the commercial viability of our drug candidates. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. If reimbursement for our products, if commercialized, is unavailable, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. There may be future changes that result in reductions in current coverage and reimbursement levels for our drug candidates, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

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

As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in June 2016, we completed the acquisition of the European operations of ARIAD and obtained the exclusive license to develop and commercialize ICLUSIG in Europe and other countries. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions.  We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business.  Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, in the year ended December 31, 2015 and the six months ended June 30, 2016, we recorded unrealized losses related to our investment in Agenus Inc., and we may in the future experience additional losses related to our investments.  In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our stockholders could result.

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

We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2014. Because of those losses, we had an accumulated deficit of $1.7 billion as of September 30, 2016. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we could continue to incur losses in 2016 and in future periods as well.

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

As of September 30, 2016, the aggregate principal amount of our total consolidated debt was $749.8 million and our stockholders’ equity was $370.0 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of September 30, 2016, $375.0 million aggregate principal amount of our 0.375% convertible senior notes due 2018 was outstanding and due in November 2018. Annual interest payments for our 0.375% convertible senior notes through 2018, assuming that none of these notes are converted, repurchased or exchanged, are $1.4 million. As of September 30, 2016, $374.8 million aggregate principal amount of our 1.25% convertible senior notes due 2020 was outstanding and due in November 2020. Annual interest payments for our 1.25% convertible senior notes through 2020, assuming that none of these notes are converted, repurchased or exchanged, are $4.7 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our convertible senior notes, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

We derived substantially all of our revenues for the nine months ended September 30, 2016 from JAKAFI product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

INCYTE CORPORATION

Dated: November 1, 2016	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: November 1, 2016	By:	/s/ DAVID W. GRYSKA
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