Form 10-Q/A
period 2016-06-30
INCYTE CORP
filed 2017-02-14
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Original Report”) filed by Incyte Corporation with the Securities and Exchange Commission on August 9, 2016. This Amendment is being filed solely for the purpose of amending Exhibit 10.3 under Item 6 of Part II of the Original Report in connection with a request for confidential treatment of portions of such exhibit.

This Amendment continues to speak as of August 9, 2016, the filing date of the Original Report, and except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report.

Item 6.  Exhibits

Exhibit Number	Description of Document

10.1†§	Amendment, dated as of April 5, 2016, to Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd.

10. 2†§	Share Purchase Agreement, dated as of May 9, 2016, by and among Incyte Europe S.à r.l., ARIAD Pharmaceuticals (Cayman) L.P., ARIAD Pharmaceuticals, Inc., as guarantor, and the Company, as guarantor.

10. 3†	Amended and Restated Buy-In License Agreement, dated as of June 1, 2016, between ARIAD Pharmaceuticals, Inc., ARIAD Pharmaceuticals (Europe) Sarl and the Company, as guarantor.

10.4#§	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2016).

10.5#§	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2016).

10.6#§

Form of Employment Agreement between the Company and Steven H. Stein (effective as of March 2, 2015), and Vijay K. Iyengar (effective as of May 9, 2016) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.7#§	Form of Stock Option Agreement for Executive Officers under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*§	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*§	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Presentation Linkbase Document

101.DEF§	XBRL Taxonomy Definition Linkbase Document

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

§                                         Previously filed with the Original Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE CORPORATION

Dated: February 14, 2017	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2017	By:	/s/ DAVID W. GRYSKA
David W. Gryska
Chief Financial Officer
(Principal Financial Officer)