Form 10-K
period 2016-12-31
INCYTE CORP
filed 2017-02-14
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001‑12400

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non‑affiliates (based on the closing sale price on The NASDAQ Global Select Market on June 30, 2016) was approximately $13.1 billion.

As of February 7, 2017 there were 189,408,381 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2017 Annual Meeting of Stockholders to be held on May 26, 2017.

Item 1.  Business

This report contains forward‑looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward‑looking statements include statements as to:

•	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib) and ICLUSIG® (ponatinib);

•	the expected benefits from our acquisition of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l. and our plans to further develop our European operations;

•	conducting clinical trials internally, with collaborators, or with clinical research organizations;
•	our collaboration and strategic relationship strategy; anticipated benefits and disadvantages of entering into collaboration agreements;
•	our licensing, investment and commercialization strategies, including our plans to commercialize JAKAFI and ICLUSIG;
•	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;
•	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
•	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
•	our ability to manage expansion of our drug discovery and development operations;
•	future required expertise relating to clinical trials, manufacturing, sales and marketing;
•	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
•	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
•	plans to develop and commercialize products on our own;
•	plans to use third party manufacturers;
•	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;

•	expectations with respect to reimbursement for our products;

•	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;
•	our profitability; the adequacy of our capital resources to continue operations;

•	the need to raise additional capital;
•	the costs associated with resolving matters in litigation;
•	our expectations regarding competition;
•	our investments, including anticipated expenditures, losses and expenses;
•	our patent prosecution and maintenance efforts; and
•	our indebtedness, and debt service obligations.

These forward‑looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

•	our ability to successfully commercialize JAKAFI and ICLUSIG;
•	our ability to maintain at anticipated levels reimbursement for our products from government health administration authorities, private health insurers and other organizations;

•	our ability to establish and maintain effective sales, marketing and distribution capabilities;

•	the risk of reliance on other parties to manufacture our products, which could result in a short supply of our products, increased costs, and withdrawal of regulatory approval;

•	our ability to maintain regulatory approvals to market our products;

•	our ability to achieve a significant market share in order to achieve or maintain profitability;

•	the risk of civil or criminal penalties if we market our products in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;

•	our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;
•	the risk of unanticipated delays in, or discontinuations of, research and development efforts;
•	the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;
•	risks relating to the conduct of our clinical trials;
•	changing regulatory requirements;
•	the risk of adverse safety findings;
•	the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;
•	the risk of significant delays or costs in obtaining regulatory approvals;
•	risks relating to our reliance on third party manufacturers, collaborators, and clinical research organizations;

•	risks relating to the development of new products and their use by us and our current and potential collaborators;
•	risks relating to our inability to control the development of out‑licensed compounds or drug candidates;
•	risks relating to our collaborators’ ability to develop and commercialize drug candidates;
•	costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	our ability to maintain or obtain adequate product liability and other insurance coverage;
•	the risk that our drug candidates may not obtain or maintain regulatory approval;
•	the impact of technological advances and competition, including potential generic competition;
•	our ability to compete against third parties with greater resources than ours;
•	risks relating to changes in pricing and reimbursement in the markets in which we may compete;
•	competition to develop and commercialize similar drug products;
•	our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;
•	the impact of changing laws on our patent portfolio;
•	developments in and expenses relating to litigation;
•	the satisfaction of conditions to closing for land purchase agreements;
•	our ability to in‑license drug candidates or other technology;
•	our ability to integrate successfully acquired businesses, development programs or technology;
•	our substantial leverage;
•	our ability to obtain additional capital when needed;
•	fluctuations in net cash provided and used by operating, financing and investing activities;
•	our history of operating losses; and
•	the risks set forth under “Risk Factors.”

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

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware and we conduct our European clinical development operations from our offices in Geneva, Switzerland and Lausanne, Switzerland.

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

In 2003, we initiated a research and development program to explore the inhibition of enzymes called janus associated kinases (JAK). The JAK family is composed of four tyrosine kinases—JAK1, JAK2, JAK3 and Tyk2—that are involved in the signaling of a number of cytokines and growth factors. JAKs are central to a number of biologic processes, including the formation and development of blood cells and the regulation of immune functions. Dysregulation of the JAK‑STAT signaling pathway has been associated with a number of diseases, including myeloproliferative neoplasms, other hematological malignancies, rheumatoid arthritis and other chronic inflammatory diseases. Myeloproliferative neoplasms are a closely related group of blood diseases in which blood cells, specifically platelets, white blood cells, and red blood cells, grow or act abnormally. These diseases include myelofibrosis (MF), polycythemia vera (PV) and essential thrombocythemia.

We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK1 or JAK1 and JAK2. JAKAFI is the most advanced compound in our JAK program. It is an oral JAK1 and JAK2 inhibitor.

JAKAFI is marketed in the United States through our own specialty sales force and commercial team. JAKAFI was the first FDA‑approved JAK inhibitor for any indication and was the first and remains the only product approved by the FDA for use in MF and PV. The FDA has granted JAKAFI orphan drug status for MF, PV and essential thrombocythemia.

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

In August 2014, the FDA approved supplemental labeling for JAKAFI to include Kaplan‑Meier overall survival curves as well as additional safety and dosing information. The overall survival information is based on three‑year data from COMFORT‑I and II, and shows that at three years the probability of survival for patients treated with JAKAFI in COMFORT‑I was 70% and for those patients originally randomized to placebo it was 61%. In COMFORT‑II, at three years the probability of survival for patients treated with JAKAFI was 79% and for patients originally randomized to best available therapy it was 59%.  In December 2016, we announced an exploratory pooled analysis of data from the five-year follow-up of the COMFORT-I and COMFORT-II trials of patients treated with JAKAFI, which further supported previously published overall survival findings.

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

Marketed Indications - ICLUSIG (ponatinib)

In June 2016, we acquired the European operations of ARIAD Pharmaceuticals, Inc (ARIAD) and obtained an exclusive license to develop and commercialize ICLUSIG (ponatinib) in Europe and other select countries. ICLUSIG is a kinase inhibitor. The primary target for ICLUSIG is BCR-ABL, an abnormal tyrosine kinase that is expressed in chronic myeloid leukemia (CML) and Philadelphia-chromosome positive acute lymphoblastic leukemia (Ph+ ALL).

In the European Union, ICLUSIG is approved for the treatment of adult patients with chronic phase, accelerated phase or blast phase chronic myeloid leukemia (CML) who are resistant to dasatinib or nilotinib; who are intolerant to dasatinib or nilotinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation, or the treatment of adult patients with Philadelphia-chromosome positive acute lymphoblastic leukemia (Ph+ ALL) who are resistant to dasatinib; who are intolerant to dasatinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation.

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

Targeted Therapies

Following positive proof-of-concept data, we are preparing to begin a pivotal program investigating ruxolitinib for the treatment of patients with essential thrombocythemia (ET).  ET is a Philadelphia chromosome negative myeloproliferative neoplasm, characterized by the overproduction of platelets in the bone marrow. The pivotal program is expected to enroll ET patients that are refractory to or intolerant of hydroxyurea, the current standard of care for first line treatment of these patients, and is expected to begin in 2017.

Building upon positive, independently published third-party data of ruxolitinib in graft-versus-host-disease (GVHD), we have initiated REACH1, a pivotal Phase II trial in steroid-refractory acute GVHD and the first in a registration program for ruxolitinib in GVHD. The REACH2 and REACH3 randomized Phase 3 trials in steroid-refractory acute and steroid-refractory chronic GVHD, respectively, are expected to begin in 2017 in collaboration with Novartis.  In June 2016, we announced that the FDA granted Breakthrough Therapy Designation for ruxolitinib in patients with acute GVHD. In April 2016, we announced an agreement with Eli Lilly and Company enabling us to develop and commercialize ruxolitinib in the United States for the treatment of GVHD. We also announced an agreement with Novartis granting Novartis exclusive research, development and commercialization rights for ruxolitinib in GVHD outside the United States.

A proof-of-concept trial of itacitinib (formerly INCB39110), a selective JAK1 inhibitor, is ongoing for the treatment of patients with acute GVHD. Based on preliminary data from this trial, a pivotal program investigating itacitinib for the treatment of patients with treatment-naïve acute GVHD is expected to be initiated during 2017.

GVHD is a condition that can occur after an allogeneic transplant (the transfer of genetically dissimilar stem cells or tissue). In GVHD, the donated bone marrow or peripheral blood stem cells view the recipient’s body as foreign and attack the body. We estimate that the long-term survival in patients with corticosteroid-refractory GVHD is approximately 5% to 30% and that the diagnosed incidence of acute and chronic GVHD is approximately 17,000 per year across the United States and Europe.

We have a portfolio of wholly-owned selective JAK1 inhibitors, including itacitinib (formerly INCB39110) and INCB52793. The clinical program to evaluate itacitinib in solid tumors includes a clinical trial in combination with AstraZeneca/MedImmune’s EGFR inhibitor osimertinib. INCB52793 is in a Phase I/II trial in patients with advanced malignancies.

The PI3K-delta pathway mediates oncogenic signaling in B cell malignancies. A Phase I/II trial of INCB50465, our second generation PI3K-delta inhibitor, is underway both as monotherapy and in combination with the JAK1 inhibitor itacitinib. Phase II trials of INCB50465 are planned in diffuse large B-cell lymphoma (DLBCL) and other non-Hodgkin lymphomas.

INCB54828 is an inhibitor of the FGFR isoforms 1, 2 and 3 that has demonstrated potency and selectivity in preclinical studies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in a number of liquid and solid tumor types. Three Phase II trials of INCB54828 are now open for recruitment. These trials are being conducted in patients with bladder cancer and cholangiocarcinoma patients harboring FGFR alterations, and in patients with 8p11 myeloproliferative syndrome (8p11 MPNs).

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

INCB62079 is a selective, irreversible inhibitor of FGFR4 that has exhibited 250 times greater selectivity for FGFR4 than other FGFR isoforms in preclinical studies. Preclinical data has also demonstrated the compound’s selective activity against cancer cell lines with FGF19-FGFR4 pathway activation, and dose-dependent activity in murine models of FGF19-driven hepatocellular carcinoma. We expect to begin clinical trials of INCB62079 in 2017.

	Indication	Status Update
Ruxolitinib (JAK1/JAK2)	Steroid-refractory acute GVHD	Pivotal (REACH1) trial underway; Phase III (REACH2) trial expected to begin in 2017
Ruxolitinib (JAK1/JAK2)	Steroid-refractory chronic GVHD	Phase III (REACH3) trial expected to begin in 2017
Ruxolitinib (JAK1/JAK2)	Essential thrombocythemia	Pivotal program expected to begin in 2017
Itacitinib (JAK1)	Treatment-naïve acute GVHD	Pivotal program expected to begin in 2017
Itacitinib (JAK1)	Non-small cell lung cancer	Phase I/II in combination with osimertinib (EGFR)

INCB52793 (JAK1)	Advanced malignancies	Phase I/II dose-escalation
INCB50465 (PI3Kδ)	DLBCL	Phase II (CITADEL-202) expected to begin in first half of 2017
INCB54828 (FGFR1/2/3)	Bladder cancer, cholangiocarcinoma, 8p11 MPNs	Phase II
INCB54329 (BRD)	Advanced malignancies	Phase I/II dose-escalation
INCB57643 (BRD)	Advanced malignancies	Phase I/II dose-escalation
INCB53914 (PIM)	Advanced malignancies	Phase I/II dose-escalation
INCB59872 (LSD1)	Acute myeloid leukemia, small cell lung cancer	Phase I/II dose-escalation
INCB62079 (FGFR4)	Hepatocellular carcinoma	Phase I/II dose-escalation expected to begin in 2017

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

Epacadostat is a novel, potent and selective inhibitor of the enzyme IDO1. We believe that the optimal development strategy for epacadostat is for the compound to be developed in combination with other immuno‑oncology agents. During 2014, we signed clinical trial collaboration agreements with Merck, Bristol-Myers Squibb, AstraZeneca / MedImmune and Roche / Genentech to evaluate epacadostat with their respective anti-PD-1 and anti-PD-L1 agents, pembrolizumab, nivolumab, durvalumab and atezolizumab, respectively, in Phase I/II trials. All four of these trials are in progress. We have global development and commercialization rights to epacadostat for all indications.

In October 2015, we and Merck announced an expansion of the companies’ ongoing clinical trial collaboration to include ECHO-301, a Phase III study evaluating the combination of epacadostat with pembrolizumab as a first-line treatment for patients with advanced or metastatic melanoma. This trial is recruiting patients.

In January 2017, we and Merck announced an intention to further expand the companies’ ongoing clinical trial collaboration to include four additional tumor types, evaluating epacadostat plus pembrolizumab in patients with non-small cell lung (NSCLC), renal, bladder, and head & neck cancers. Phase III trials in these additional tumor types are expected to be initiated in 2017.

In January 2017, we licensed worldwide rights from Calithera Biosciences, Inc. to develop and commercialize INCB01158, a first-in-class, small molecule arginase inhibitor in hematology and oncology. In preclinical models, arginase inhibition has been shown to enhance anti-tumor immunity both as a single agent and in combination with other immuno-modulatory therapeutics. INCB01158 is currently being studied in a monotherapy dose escalation trial and additional studies are expected to evaluate the compound in combination with immuno-oncology agents, including anti-PD-1 therapy.

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

We have two co-stimulatory antibodies in clinical development. INCAGN1876 is an anti-GITR agonist antibody and INCAGN1949 is an anti-OX40 agonist antibody. Both are programs within our antibody discovery and development collaboration with Agenus Inc. GITR and OX40 are costimulatory receptors that are expressed on effector T cells and is important for T cell survival and enhanced cytokine production. Both are also expressed on regulatory T cells and can abrogate their suppressive function. Preclinical data demonstrate that anti-GITR and anti-OX40 agonist antibodies inhibit tumor growth by enhancing the levels and function of effector T cells and by decreasing regulatory T cells. Single agent, dose-escalation safety trials of both INCAGN1876 and INCAGN1949 have been initiated.

We have also launched two platform studies to investigate the effects of PD-1, JAK1, IDO1 and PI3Kδ inhibition on the tumor microenvironment. The PD-1 platform study is investigating the effects of adding either itacitinib (JAK1) or INCB50465 (PI3Kδ) to pembrolizumab (PD-1). The JAK1 platform study is investigating all-oral doublets combining either INCB50465 (PI3Kδ) or epacadostat (IDO1) with itacitinib (JAK1).

	Indication	Status Update
Epacadostat (IDO1)	Unresectable or metastatic, advanced melanoma	Phase III (ECHO-301) in combination with pembrolizumab (PD-1)
	NSCLC, renal, bladder, head & neck cancer	Phase III trials expected to begin in 2017
	Multiple tumor types	Phase II (ECHO-202) expansion cohorts in combination with pembrolizumab (PD-1)
	Multiple tumor types	Phase II (ECHO-204) expansion cohorts in combination with nivolumab (PD-1)
	Multiple tumor types	Phase II (ECHO-203) expansion cohorts in combination with durvalumab (PD-L1)
	NSCLC, bladder cancer	Phase I/II (ECHO-110) dose-escalation in combination with atezolizumab (PD-L1)
INCB01158 (ARG, co-developed with Calithera)	Solid tumors	Phase I/II dose-escalation
INCSHR1210 (PD-1, licensed from Hengrui)	Solid tumors	Phase I/II dose-escalation completed; enrollment suspended
INCAGN1876 (GITR)	Solid tumors	Phase I/II dose-escalation
INCAGN1949 (OX40)	Solid tumors	Phase I/II dose-escalation
PD-1 platform study	Solid tumors	Phase I/II, pembrolizumab (PD-1) in combination with itacitinib (JAK1) or INCB50465 (PI3Kδ)
JAK1 platform study	Solid tumors	Phase I/II, itacitinib (JAK1) in combination with epacadostat (IDO1) or INCB50465 (PI3Kδ)

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

In January 2017, we initiated a Phase II trial of ruxolitinib cream for the topical treatment of atopic dermatitis. Atopic dermatitis is a skin disorder that causes the skin to become red, scaly, and itchy. Onset can occur at any age, but is much more common in infants and children. United States and European prevalence are estimated at 10.3 million patients and 6.5 million patients, respectively. During 2017 we expect to begin a Phase II trial of ruxolitinib cream for the topical treatment of vitiligo, a long term skin condition characterized by patches of the skin losing their pigment.

	Indication	Status Update
Ruxolitinib (JAK1/JAK2)	Alopecia areata, atopic dermatitis	Phase II (topical formulation1)
	Vitiligo	Phase II (topical formulation1) expected to begin in 2017

1. Novartis’ rights for ruxolitinib outside of the United States under our Collaboration and License Agreement with Novartis do not include topical administration.

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

In January 2016, Lilly submitted a New Drug Application (NDA) to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency for baricitinib as treatment for mild-to-moderately severe rheumatoid arthritis. In February 2017, we and Lilly announced that the European Commission approved baricitinib – which will be marketed as OLUMIANT  ® – for the treatment of moderate to severe active rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to, one or more disease-modifying antirheumatic drugs (DMARDs).

In January 2017, the FDA extended the review period for the NDA for baricitinib by three months. The FDA extended the action date to allow time to review additional data analyses submitted by Lilly in response to the FDA's information requests. The submission of the additional information has been determined by the FDA to constitute a major amendment to the NDA.

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

Psoriatic Arthritis.  Psoriatic arthritis is an inflammatory arthritis that is seen in association with skin psoriasis. It causes joint pain and swelling that can lead to damage of the joint if the inflammation is not controlled. Lilly plans to initiate a Phase III program to evaluate the safety and efficacy of baricitinib in patients with psoriatic arthritis (PsA) during 2017.  Baricitinib has been shown to inhibit the JAK-STAT pathway in related conditions such as psoriasis in Phase II trials, and based on its activity profile, baricitinib also has the potential to demonstrate positive clinical outcomes in PsA.

Atopic Dermatitis. Atopic dermatitis is a condition that makes the skin red and itchy and which is common in children but can occur at any age. Atopic dermatitis is long lasting and tends to flare periodically and then subside. Lilly has initiated a Phase IIa trial to evaluate the safety and efficacy of baricitinib in patients with moderate-to-severe atopic dermatitis. The JAK-STAT pathway has been shown to play an essential role in the dysregulation of immune responses in atopic dermatitis. Therefore, we believe that inhibiting cytokine pathways dependent on JAK1 and JAK2 may lead to positive clinical outcomes in atopic dermatitis.

Systemic Lupus Erythematosus. Systemic lupus erythematosus (SLE) is a chronic disease that causes inflammation. In addition to affecting the skin and joints, it can affect other organs in the body such as the kidneys, the tissue lining the lungs and heart, and the brain. Lilly has initiated a Phase II trial to evaluate the safety and efficacy of baricitinib in patients with SLE. Baricitinib’s activity profile suggests that it inhibits cytokines implicated in SLE such as type I interferon (IFN), type II IFN-γ, IL-6, and IL-23 as well as other cytokines that may have a role in SLE, including granulocyte macrophage colony stimulating factor (GM-CSF) and IL-12. The potential impact of baricitinib on the IFN pathway is highly relevant to SLE, as clinical and preclinical studies have established that this pathway is involved in the pathogenesis of SLE.

We exercised our co-development options in both rheumatoid arthritis and psoriatic arthritis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority, in exchange for increased tiered royalties ranging up to the high twenties on potential future sales. We also exercised our co-development options in both atopic dermatitis and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications.

Capmatinib

Capmatinib is a potent and highly selective c-MET inhibitor. The investigational compound has demonstrated inhibitory activity in cell-based biochemical and functional assays that measure c-MET signaling and c-MET dependent cell proliferation, survival and migration. Under our agreement, Novartis received worldwide exclusive development and commercialization rights to capmatinib and certain back‑up compounds in all indications. Capmatinib is being evaluated in patients with hepatocellular carcinoma, non‑small cell lung cancer and other solid tumors, and may have potential utility as a combination agent.

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

	Indication	Status Update
Baricitinib (JAK1/JAK2) (licensed to Lilly)	Rheumatoid arthritis	Approved in Europe; FDA review extended by three months
	Psoriatic arthritis	Phase III expected to begin in 2017
	Atopic dermatitis, systemic lupus erythematosus	Phase II
Capmatinib (c-MET, licensed to Novartis)	NSCLC, liver cancer	Phase II in EGFR wild-type ALK negative NSCLC patients with c-MET amplification and mutation

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210 million and were initially eligible to receive additional payments of up to approximately $1.2 billion if defined development and commercialization milestones are achieved. We are also eligible to receive tiered, double‑digit royalties ranging from the upper‑teens to the mid‑twenties percent on future ruxolitinib net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. In addition, Novartis has received reimbursement and pricing approval for ruxolitinib in a specified number of countries, and we are now obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly is responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co-develop.  For indications that we elect not to co-develop, we would receive tiered, double-digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized. We previously had retained an option to co-promote products in the United States but, in March 2016, we waived our co-promotion option as part of an amendment to the agreement.

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. In January 2017, we elected to co-develop baricitinib with Lilly in psoriatic arthritis. We also exercised our co-development options in both atopic dermatitis and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications.

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

Agenus

In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly-owned subsidiary, 4-Antibody AG (now known as Agenus Switzerland Inc.), which we collectively refer to as Agenus. Under this agreement, the parties have agreed to collaborate on the discovery of novel immuno-therapeutics using Agenus’ antibody discovery platforms. In February 2017, we and Agenus amended this agreement.

Under the terms of this agreement, as amended, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG-3 and TIM-3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration, and in November 2015, three more targets were added. Targets may be designated profit-share programs, where all costs and profits are shared equally by us and Agenus, or royalty-bearing programs, where we are responsible for all costs associated with discovery, preclinical, clinical development and commercialization activities. The programs relating to GITR and OX40 and two of the undisclosed targets were profit-share programs until February 2017, while the other targets currently under collaboration are royalty-bearing programs.  The February 2017 amendment converted the programs relating to GITR and OX40 to royalty-bearing programs and removed from the collaboration the profit-share programs relating to the two undisclosed targets, with one reverting to us and one reverting to Agenus.  Should any of those removed programs be successfully developed by a party, the other party will be eligible to receive the same milestone payments as the royalty-bearing programs and royalties at a 15% rate on global net sales.  There are currently no profit-share programs.  For each royalty-bearing product other than GITR and OX40, Agenus will be eligible to receive tiered royalties on global net sales ranging from 6% to 12%.  For GITR and OX40, Agenus will be eligible to receive 15% royalties on global net sales. Under the February 2017 amendment, we paid Agenus $20 million in accelerated milestones relating to the clinical development of the GITR and OX40 programs.  Agenus is eligible to receive up to an additional $510 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.  The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach.

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

Merus

In December 2016, we entered into a Collaboration and License Agreement with Merus N.V. Under this agreement, which became effective in January 2017, the parties have agreed to collaborate with respect to the research, discovery and development of bispecific antibodies utilizing Merus’ technology platform.  The collaboration encompasses up to eleven independent programs, including two of Merus’ current preclinical immuno-oncology discovery programs.  We received exclusive development and commercialization rights outside of the United States to products and product candidates resulting from one of Merus’ current preclinical discovery programs, referred to as “Program 1.”  We also received worldwide exclusive development and commercialization rights to products and product candidates resulting from the other current Merus preclinical discovery program that is subject to the collaboration and to up to nine additional programs.  Merus retained exclusive development and commercialization rights in the United States to products and product candidates resulting from Program 1 and options, subject to certain conditions, to co-fund development of products resulting from two other programs in exchange for a share of profits in the United States.  Merus will also have the right to participate in a specified proportion of detailing activities in the United States for one of those co-developed programs.  Should Program 1 fail to successfully complete IND-enabling toxicology studies, Merus would be granted an additional option to co-fund development of a program in exchange for a share of profits in the United States.  All costs related to the collaboration are subject to joint research and development plans.  Each party will share equally the costs of mutually agreed global development activities for Program 1, and fund itself any independent development activities in its territory. We will be responsible for all research, development and commercialization costs relating to all other programs, subject to Merus’ election to co-fund development and co-detail described above.  If Merus exercises its co-funding option for a program, Merus would be responsible for funding 35% of the associated future global development costs and, for certain of such programs, would be responsible for reimbursing us for certain development costs incurred prior to the option exercise.  All products as to which Merus has exercised its option to co-fund development would be subject to joint development plans and overseen by a joint development committee, but we will have final determination as to such plans in cases of dispute.

We have agreed to pay Merus an upfront non-refundable payment of $120 million.  For each program as to which Merus does not have commercialization or co-development rights, Merus will be eligible to receive up to $100 million in future contingent development and regulatory milestones and up to $250 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales.  For each program as to which Merus exercises its option to co-fund development, Merus will be eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States.  If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to non-co-developed programs and, depending on the stage at which Merus chose to cease co-funding development costs, additional royalties ranging up to 4% of net sales in the United States.  For Program 1, we and Merus will each be eligible to receive tiered royalties on net sales in the other party’s territory at rates ranging from 6% to 10%.

The Merus agreement will continue on a program-by-program basis until we have no royalty payment obligations with respect to such program or, if earlier, the termination of the agreement or any program in accordance with the terms of the agreement.  The agreement may be terminated in its entirety or on a program-by-program basis by us for convenience.  The agreement may also be terminated by either party under certain other circumstances, including material breach, as set forth in the agreement.  If the agreement is terminated with respect to one or more programs, all rights in the terminated programs revert to Merus, subject to payment to us of a reverse royalty of up to 4% on sales of future products, if Merus elects to pursue development and commercialization of products arising from the terminated programs.

Calithera

In January 2017, we entered into a Collaboration and License Agreement with Calithera Biosciences, Inc. Under this agreement, we received an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors, including CB-1158, which is currently in phase I clinical trials, for hematology and oncology indications. We have agreed to co-fund 70% of the global development costs for the development of the licensed products for hematology and oncology indications. Calithera will have the right to conduct certain clinical development under the collaboration, including combination studies of a licensed product with a proprietary compound of Calithera. We will be entitled to 60% of the profits and losses from net sales of licensed product in the United States, and Calithera will have the right to co-detail licensed products in the United States, and we have agreed to pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products outside the United States. Calithera may opt out of its co-funding obligation, in which case the U.S. profit sharing will no longer be in effect, and we have agreed to pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the United States and outside the United States, and additional royalties to reimburse Calithera for previously incurred development costs.

Calithera retains rights to certain arginase inhibitors that are not part of the collaboration for specific orphan indications outside of hematology and oncology, subject to our rights to negotiate a license for any such programs under specified circumstances if Calithera elects to out-license them.

In January 2017, we paid Calithera an upfront license fee of $45.0 million and have agreed to pay potential development, regulatory and sales milestone payments of over $430.0 million if the profit share is in effect, or $750.0 million if the profit share terminates.

The Calithera agreement will continue on a product-by-product and country-by-country basis for so long as we are developing or commercializing products in the United States (if the parties are sharing profits in the United States) and until we have no further royalty payment obligations, unless earlier terminated according to the terms of the agreement. The agreement may be terminated in its entirety or on a product-by-product and/or a country-by-country basis by us for convenience. The agreement may also be terminated by us for Calithera’s uncured material breach, by Calithera for our uncured material breach and by either party for bankruptcy or patent challenge. If the agreement is terminated early with respect to one or more products or countries, all rights in the terminated products and countries revert to Calithera.

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

ARIAD Pharmaceuticals (Luxembourg) S.a.r.l. Acquisition

In June 2016, we acquired from ARIAD all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of ICLUSIG in the European Union and other countries, including Switzerland, Norway, Turkey, Israel and Russia, in exchange for an upfront payment of $147.5 million, including customary working capital adjustments.  We obtained an exclusive license to develop and commercialize ICLUSIG in Europe and other select countries. ARIAD will be eligible to receive from us tiered royalties on net sales of ICLUSIG in our territory and up to $135 million in potential future oncology development and regulatory approval milestone payments, together with additional milestone payments for non-oncology indications, if approved, in our territory.

Our license agreement with ARIAD contains a limited buy-back option for the acquirer of ARIAD to reacquire the rights to ICLUSIG in exchange for repayment to us of our initial purchase price and any milestone payments and development costs previously paid by us to ARIAD, together with an additional payment based upon the last 12 months of ICLUSIG sales booked by us. We would also be eligible to receive royalties of between 20% to 25% from an ARIAD acquirer on future sales of ICLUSIG in our territory.

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

In addition to our small molecule expertise, we have added biotherapeutic antibody discovery capabilities. The collaboration with Agenus has provided us with access to their antibody discovery platform and provided us with both clinical antibodies and pre-clinical candidates. Recently, we have expanded our discovery reach to include bispecific antibodies through a collaboration with Merus. We are complementing these collaborations by building in-house antibody discovery, pharmacology, ADME and CMC capabilities and will partner these efforts with our small molecule portfolio.

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

ICLUSIG is approved in the European Union for the treatment of adult patients with CML who are resistant to dasatinib or nilotinib; who are intolerant to dasatinib or nilotinib and for whom subsequent treatment with imatinib is not clinically appropriate, or who have the T315I mutation.  ICLUSIG is also indicated in adult patients with Philadelphia positive AML who are resistant to dasatinib; who are intolerant to dasatinib and for whom subsequent treatment with imatinib is not clinically appropriate, or who have the T315I mutation. We are focused on increasing the utilization of ICLUSIG in this patient population within our territory as appropriate.  We are expanding marketing, medical and operational infrastructure outside of the United States and within the United States to prepare for potential approval of other products.

Please also see Note 16 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information about geographic areas.

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

Drug/Drug Candidate (Target)	Status of United States Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)	Status of European Union and Japan Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)
ruxolitinib (JAK)	Granted and pending (2026)	Granted and pending (2026)
baricitinib (JAK)	Granted and pending (2029)	Granted and pending (2029)
epacadostat (IDO)	Granted and pending (2029)	Granted and pending (2029)
itacitinib (JAK)	Granted and pending (2031)	Granted and pending (2031)
capmatinib (cMET)	Granted and pending (2027)	Granted and pending (2027)
INCB050465 (Pi3K d)	Granted and pending (2032)	Granted and pending (2032)
INCB054828 (FGFR)	Pending (2033)	Granted and pending (2033)
ponatinib (BCR ABL)		Granted and pending (2026)

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

We may seek to license rights relating to technologies, drug candidates or drug products in connection with our drug discovery and development programs and commercialization activities. Under these licenses, such as our licenses from Agenus, ARIAD, Calithera, Hengrui and Merus, we may be required to pay up‑front fees, license fees, milestone payments and royalties on sales of future products.

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

Competition

Our drug discovery, development and commercialization activities face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. We face significant competition from organizations, particularly fully integrated pharmaceutical companies, that are pursuing pharmaceuticals that are competitive with JAKAFI, ICLUSIG and our drug candidates.

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

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA and other regulatory approval or commercializing products that compete with JAKAFI, ICLUSIG or our drug candidates.

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

Government Regulation

Our ongoing research and development activities and any manufacturing and marketing of our approved drug products and our drug candidates are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous preclinical testing, clinical trials, and an extensive regulatory clearance process implemented by the FDA under the United States Food, Drug and Cosmetic Act and its implementing regulations and, in the case of biologics, the Public Health Service Act. The FDA regulates, among other things, the research, development, testing, manufacture, safety, efficacy, record‑keeping, labeling, storage, approval, advertising, promotion, sale and distribution and import and export, of these products.

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

The FDA’s fast track, breakthrough therapy, accelerated approval, and priority review designation programs are intended to facilitate the development and expedite the review and approval of drug candidates intended for the treatment of serious or life‑threatening conditions and that demonstrate the potential to address unmet medical needs for these conditions. Under these programs, FDA can, for example, review portions of an NDA or BLA for a drug candidate before the entire application is complete, thus potentially beginning the review process at an earlier time.

We cannot guarantee that the FDA will grant any of our requests for any of these expedited program designations, that any such designations would affect the time of review or that the FDA will approve the NDA or BLA submitted for any of our drug candidates, whether or not these designations are granted. Additionally, FDA approval of a product can include restrictions on the product’s use or distribution (such as permitting use only for specified medical conditions or limiting distribution to physicians or facilities with special training or experience). Approval of such designated products can be conditioned on additional clinical trials after approval.

Sponsors submit the results of preclinical studies and clinical trials to the FDA as part of an NDA or BLA. NDAs and BLAs must also contain extensive product manufacturing information and proposed labeling. Upon receipt, the FDA initially reviews the NDA or BLA to determine whether it is sufficiently complete to initiate a substantive review. If the FDA identifies deficiencies that would preclude substantive review, the FDA will refuse to accept the NDA or BLA and will inform the sponsor of the deficiencies that must be corrected prior to resubmission. If the FDA accepts the submission for review (then deemed a “filing”), the FDA typically completes the NDA or BLA review within a pre‑determined time frame. Under the Prescription Drug User Fee Act, the FDA agrees to review NDAs and BLAs under either a standard review or priority review. FDA procedures provide for priority review of NDAs and BLAs submitted for drugs that, compared to currently marketed products, if any, offer a significant improvement in the treatment, diagnosis or prevention of a disease. The FDA seeks to review NDAs and BLAs that are granted priority status more quickly than NDAs and BLAs given standard review status. The FDA’s stated policy is to act on 90% of priority NDAs and BLAs within eight months of receipt (or six months after filing, which occurs within 60 days after NDA or BLA submission). Although the FDA historically has not met these goals, the agency has made significant improvements in the timeliness of the review process. NDA and BLA review often extends beyond anticipated completion dates due to FDA requests for additional data or clarification, the FDA’s decision to have an advisory committee review, and difficulties in scheduling an advisory committee meeting. The recommendations of an advisory committee are not binding on the FDA.

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

Foreign Regulation

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union (EU) registration procedures are available to companies wishing to market a product in more than one EU member state. If the competent regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization may be granted. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above and may also include additional risks.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-US countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application, or CTA, much like an IND prior to the commencement of human clinical trials. In Europe, a CTA must be submitted to the competent national health authority and to independent ethics committees in each country in which a company plans to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country and are conducted in accordance with GCP and other applicable regulatory requirements.

To obtain regulatory approval of an investigational drug under EU regulatory systems, we must submit a marketing authorization application (MAA). This application is similar to the NDA in the United States, with the exception of, among other things, country-specific document requirements. Drugs can be authorized in the EU by using (i) the centralized authorization procedure, (ii) the mutual recognition procedure, (iii) the decentralized procedure or (iv) national authorization procedures.

The European Medicines Agency (EMA) implemented the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the EU. This procedure results in a single marketing authorization granted by the European Commission that is valid across the EU. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (CHMP)). A positive opinion on the MAA by the CHMP then needs to be endorsed by the European Commission. Accelerated assessment might be granted by the CHMP in exceptional cases, in which case the EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days and the opinion issued thereafter.

The mutual recognition procedure (MRP) for the approval of human drugs is an alternative approach to facilitate individual national marketing authorizations within the EU. The MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is based on the principle of the mutual recognition by EU member states of their respective national marketing authorizations. Based on a marketing authorization in the reference member state, the applicant may apply for marketing authorizations in other member states. In such case, the reference member state shall update its existing assessment report about the drug. After the assessment is completed, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations shall be granted within 30 days after acknowledgement of the agreement.

Should any Member State refuse to recognize the marketing authorization by the reference member state the member states shall make all efforts to reach a consensus. If this fails, the procedure is submitted to an EMA scientific committee for arbitration. The opinion of this EMA Committee is then forwarded to the Commission, for the start of the decision making process. As in the centralized procedure, this process entails consulting various European Commission Directorates General and the Standing Committee on Human Medicinal Products or Veterinary Medicinal Products, as appropriate.

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

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the other applicable regulatory requirements.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Manufacturing

Our manufacturing strategy is to contract with third parties to manufacture the raw materials, our active pharmaceutical ingredients, or API, and finished  dosage form for clinical and commercial uses. We currently do not operate manufacturing facilities for clinical or commercial production of JAKAFI, ICLUSIG, or our drug candidates. In addition, we expect for the foreseeable future to continue to rely on third parties for the manufacture of commercial supplies of the raw materials, API and finished drug product for any drugs that we successfully develop and are approved for commercial sale. In this manner, we continue to build and maintain our supply chain and quality assurance resources.

Manufacturing of our Products

Our supply chain for manufacturing raw materials, API and drug product ready for distribution and commercialization is a multi‑step international process. Establishing and managing the supply chain requires a significant financial commitment and the creation and maintenance of numerous third‑party contractual relationships.

We contract with third parties to manufacture JAKAFI, ICLUSIG, and our drug candidates for clinical and commercial purposes. Third-party manufacturers supply us with raw materials, and other third-party manufacturers convert these raw materials into API or convert the API into final dosage form. For most of our drug candidates, once our raw materials are produced, we rely on one third party to manufacture the API, another to make finished drug product and a third to package and label the finished product. For ruxolitinib phosphate, the API for JAKAFI, we have two qualified third-party contract manufacturers from which we can source drug substance. The API and primary packaged drug product for ICLUSIG is sourced from ARIAD pursuant to our agreement with ARIAD.

We also rely on third-party contract manufacturers to tablet or capsulate all of our active pharmaceutical ingredients for clinical and commercial uses. For JAKAFI, we have two qualified third-party manufacturers from which we can source commercial product.  For ICLUSIG we are in the process of qualifying a second manufacturing site. Secondary packaging of ICLUSIG is performed by a qualified third-party manufacturer. Primary packaged product for ICLUSIG can be used for clinical and commercial purposes.

We may not be able to obtain sufficient quantities of any of our raw materials, drug candidates, API, or finished goods if our designated manufacturers do not have the capacity or capability to manufacture our products according to our schedule and specifications. If any of these single source suppliers were to become unable or unwilling to supply us with API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply which could have a material adverse effect on our business.

We have established a quality assurance program intended to ensure that our third-party manufacturers and service providers produce materials and provide services, as applicable, in accordance with the FDA and EMA’s current Good Manufacturing Practices and other applicable regulations. Our quality assurance program extends to our licensed facilities that oversee the manufacturing and distribution activities.

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

While we believe there are multiple third parties capable of providing most of the materials and services we need in order to manufacture API and distribute finished goods, and that supply of materials that cannot be second sourced can be managed with inventory planning, there is always a risk that we may underestimate demand, and that our manufacturing capacity through third party manufacturers may not be sufficient. In addition, because of the significant lead times involved in our supply chain for ruxolitinib phosphate, we may have less flexibility to adjust our supply in response to changes in demand than if we had shorter lead times.  For ICLUSIG, our strategy is to maintain 24 months of safety stock of API to be able to respond to changes in demand to provide on-time supply of drug product.

Access to Supplies and Materials

Our third-party manufacturers need access to certain supplies and products to manufacture JAKAFI, ICLUSIG, and our drug candidates. If delivery of material from their suppliers were interrupted for any reason or if they are unable to purchase sufficient quantities of raw materials used to manufacture JAKAFI, ICLUSIG, and our drug candidates, they may be unable to ship JAKAFI and ICLUSIG for commercial supply or to supply our drug candidates in development for clinical trials. For example, currently raw materials used to manufacture ruxolitinib phosphate, the API in JAKAFI, are supplied by Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our products to meet market needs and have a material and adverse effect on our operating results.

Agenus

Under our collaboration with Agenus, Agenus had primary responsibility for manufacturing activities, including selecting and monitoring third‑party manufacturers. Under the February 2017 amendment to our collaboration agreement, we assumed primary responsibility for manufacturing activities, including selecting and monitoring third party manufacturers, of all products from royalty-bearing programs under the collaboration. Manufacturing antibodies and products containing antibodies is a more complex process than manufacturing small molecule drugs and subject to additional risks. The process of manufacturing antibodies and products containing antibodies is highly susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Research and Development

Since our inception, we have made substantial investments in research and technology development. During the years ended December 31, 2016, 2015 and 2014, we incurred research and development expenses of $581.9 million, $479.5 million and $347.5 million, respectively.

Human Resources

As of December 31, 2016, we had 980 employees, including 527 in research and development, 70 in medical affairs, 213 in sales and marketing and 170 in operations support, finance and administrative positions. Geographically, 824 employees were based in the United States and 156 employees were based in Europe.  None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

We may not be able to sell our products on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. JAKAFI and ICLUSIG are expensive and almost all patients will require some form of third party coverage to afford their cost. Our future revenues and profitability will be adversely affected if we cannot depend on government and other third-party payors to defray the cost of our products to the patient. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Reimbursement in the EU must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain, and in some countries, we expect that it may exceed 12 months.  Risks related to pricing and reimbursement are described below under “—Other Risks Relating to our Business— Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our drug candidates. Our ability to generate revenues will be diminished if we are unable to obtain an adequate level of reimbursement from private insurers, government insurance programs or other third party payors of health care costs, which could be affected by recent healthcare reform legislation.” If government and other third-party payors refuse to provide coverage and reimbursement with respect to our products, determine to provide a lower level of coverage and reimbursement than anticipated, or reduce previously approved levels of coverage and reimbursement, then our pricing or reimbursement for our products may be affected and our product sales, results of operations or financial condition could be harmed.

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

Prior to our commercialization of JAKAFI, we had no experience selling and marketing drug products and with pricing and obtaining adequate third-party reimbursement for drug products. Under our collaboration and license agreement with Novartis, we have retained commercialization rights to JAKAFI in the United States. We have established commercial capabilities in the United States, but cannot guarantee that we will be able to enter into and maintain any marketing, distribution or third-party logistics agreements with third-party providers on acceptable terms, if at all. In connection with our recent acquisition from ARIAD Pharmaceuticals, Inc. we licensed rights to develop and commercialize ICLUSIG in certain countries and we acquired the European sales, marketing and distribution operations of ARIAD.  We may not be able to maintain those operations or retain their personnel or distribution arrangements. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell our products. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time consuming. Competition for personnel with experience in sales and marketing can be high. Our expenses associated with building and maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of our products.

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

The commercialization of our products is subject to post-regulatory approval product surveillance, and our products may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing for our products, and our products may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity.  For example, from late 2013 through 2014, ICLUSIG was subject to review by the European Medicines Agency, or EMA, of the benefits and risks of ICLUSIG to better understand the nature, frequency and severity of events obstructing the arteries or veins, the potential mechanism that leads to these side effects and whether there needed to be a revision in the dosing recommendation, patient monitoring and a risk management plan for ICLUSIG. This review was completed in January 2015, with additional warnings in the product information but without any change in the approved indications.  The EMA could take additional actions in the future that reduce the commercial potential of ICLUSIG.

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

Previously unknown risks and adverse effects of our products may also be discovered in connection with unapproved, or off-label, uses of our products. We are prohibited by law from promoting or in any way supporting or encouraging the promotion of our products for off-label uses, but physicians are permitted to use products for off-label purposes. In addition, we are studying and expect to continue to study JAKAFI in diseases for potential additional indications in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for intermediate or high-risk myelofibrosis or uncontrolled polycythemia vera and as JAKAFI is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of JAKAFI, reformulate JAKAFI or make changes and obtain new approvals. We may also experience a significant drop in the sales of JAKAFI, experience harm to our reputation and the reputation of JAKAFI in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent sales of JAKAFI or substantially increase the costs and expenses of commercializing JAKAFI. Similar results could occur with respect to our commercialization of ICLUSIG.

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

If we market our products in a manner that violates various laws and regulations, we may be subject to civil or criminal penalties.

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

We have invested significant resources in the development of our most advanced drug candidates. Ruxolitinib recently entered into a pivotal Phase II clinical trial for the treatment of patients with steroid-refractory acute graft-versus-host disease and is in other clinical trials. Epacadostat commenced Phase III clinical trials in late 2016.  Further, we have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons.  For example, in early 2016, we decided to discontinue the studies of ruxolitinib in pancreatic cancer and solid tumors and INCB 39110 in pancreatic cancer.  If a product is developed but not approved or marketed, we may have spent significant amounts of time and money on it, which could adversely affect our operating results and financial condition as well as our business plans.

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

In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates that fit within our focus on oncology, such as our collaborations with Agenus, Merus N.V., and Jiangsu Hengrui Medicine Co., Ltd., or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our recent acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. As discussed above under “We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” conflicts or other issues may arise with our licensors. Those conflicts could result in delays in our plans to develop drug candidates or result in the expenditure of additional funds to resolve those conflicts that could have an adverse effect on our results of operations. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected.

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

Two of our collaborations involve the manufacture of antibodies. Under our collaboration with Agenus, Agenus had primary responsibility for manufacturing activities, including selecting and monitoring third-party manufacturers.  Under the February 2017 amendment to our collaboration agreement, we assumed primary responsibility for manufacturing activities, including selecting and monitoring third party manufacturers, of all products from royalty-bearing programs under the collaboration. Under our collaboration with Hengrui, Hengrui currently has primary responsibility for manufacturing activities, and we are in the process of transferring manufacturing activities to a third party contract manufacturing organization. Manufacturing antibodies and products containing antibodies is a more complex process than manufacturing small molecule drugs and subject to additional risks. The process of manufacturing antibodies and products containing antibodies is highly susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in June 2016, we completed the acquisition of the European operations of ARIAD and obtained the exclusive license to develop and commercialize ICLUSIG in Europe and other countries. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions.  We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business.  Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, in the years ended December 31, 2016 and December 31, 2015, we recorded unrealized losses related to our investment in Agenus Inc., and we may in the future experience additional losses related to our investments.  In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our stockholders could result.

ARIAD recently announced its pending acquisition by Takeda Pharmaceutical Company Limited.  Our license agreement with ARIAD contains a limited buy-back option for the acquirer of ARIAD to reacquire the rights to ICLUSIG in exchange for repayment to us of our initial purchase price and any milestone payments and development costs previously paid by us to ARIAD, together with an additional payment based upon the last 12 months of ICLUSIG sales booked by us and potential royalties. If the buy-back option is exercised, the buy-back will not become effective until June 1, 2019.  We do not know whether the buy-back option will be exercised.  If the buy-back option is exercised, we will not recognize any further product revenues from ICLUSIG from the effective date of the buy-back, and it is possible that we will have an established European commercial infrastructure without any products to sell as of that effective date.

Risks associated with the expansion of our operations outside of the United States could adversely affect our business.

Our acquisition of ARIAD’s European operations significantly expanded our operations in Europe, and we plan to continue to expand our operations and conduct certain development activities outside of the United States. We have limited experience with conducting activities outside of the United States. International operations and business expansion plans are subject to numerous additional risks, including:

•

multiple, conflicting and changing laws and regulations such as tax laws, privacy regulations, tariffs, export and import restrictions, employment, immigration and labor laws, regulatory requirements, and other governmental approvals, permits and licenses;

•

difficulties in staffing and managing foreign operations and difficulties in connection with assimilating and integrating the ARIAD operations and personnel, and any other operations and personnel we might acquire  into our company;

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

RISKS RELATING TO OUR FINANCIAL RESULTS

We may incur losses in the future and we may not achieve or maintain profitability in the future.

We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2014. Because of those losses, we had an accumulated deficit of $1.7 billion as of December 31, 2016. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods.

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

We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we are successful in obtaining regulatory approvals for manufacturing and commercializing drug products in addition to JAKAFI and ICLUSIG, we may incur losses if our drug products do not generate significant revenues. If we achieve profitability, we may not be able to sustain or increase profitability.

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

As of December 31, 2016, the aggregate principal amount of our total consolidated debt was $749.8 million and our stockholders’ equity was $419.5 million. Our substantial leverage could have significant negative consequences for our future operations, including:

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

We may not generate sufficient cash flow from our operations in the future to enable us to meet our anticipated fixed charges, including our obligations with respect to our outstanding convertible senior notes. As of December 31, 2016, $375.0 million aggregate principal amount of our 0.375% convertible senior notes due 2018 was outstanding and due in November 2018. Annual interest payments for our 0.375% convertible senior notes through 2018, assuming that none of these notes are converted, repurchased or exchanged, are $1.4 million. As of December 31, 2016, $374.8 million aggregate principal amount of our 1.25% convertible senior notes due 2020 was outstanding and due in November 2020. Annual interest payments for our 1.25% convertible senior notes through 2020, assuming that none of these notes are converted, repurchased or exchanged, are $4.7 million. If we are unable to generate cash from our operations or raise additional cash through financings sufficient to meet the remaining obligations under our convertible senior notes, we will need to use existing cash or liquidate marketable securities in order to fund these obligations, which may delay or curtail our research, development and commercialization programs.

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

As discussed under “Other Risks Relating to Our Business— We may acquire businesses or assets, form joint ventures or make investments in other companies that may be unsuccessful, divert our management’s attention and harm our operating results and prospects,” any investments that we may make in companies with which we have strategic alliances, such as Agenus and Merus, could result in our recognition of losses on those investments. In addition, to the extent we may seek to sell or otherwise monetize those investments, we may not be able to do so at our desired price or valuation levels, or at all, due to the limited liquidity of some or all of those investments.

Any loss in value of our long term investments could adversely affect our financial position on the consolidated balance sheets and consolidated statements of operations.

Our current revenues are derived from JAKAFI and ICLUSIG product sales, JAKAVI product royalties, collaborations and from licensing our intellectual property. If we are unable to achieve milestones, develop products or renew or enter into new collaborations, our revenues may decrease, and future milestone and royalty payments may not contribute significantly to revenues for several years, and may never result in revenues.

We derived substantially all of our revenues for the year ended December 31, 2016 from JAKAFI and ICLUSIG product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

In addition, our systems are potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, business partners and others.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Our global headquarters is in Wilmington, Delaware, which is where our drug discovery and development operations are also located. In April 2016, we completed our purchase of the previously leased land and building at 1801 Augustine Cut-off in Wilmington, Delaware comprising approximately 190,000 square feet of laboratory and office space.

We lease approximately 160,000 square feet of office space in Chadds Ford, Pennsylvania and approximately 28,000 square feet of additional office space in Wilmington, Delaware.

In September 2016, we entered into two agreements to purchase land and two buildings at 1701 Augustine Cut-off in Wilmington, Delaware for approximately $7.9 million. Pursuant to the terms of the agreements, we have up to a 120-day due diligence period to review specified documents and perform building inspections prior to closing.  The closing date is to be no later than 30 days after the due diligence period.

We conduct our European clinical development options from our leased offices in Geneva, Switzerland and Lausanne, Switzerland.

Item 3.  Legal Proceedings

None

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Our executive officers are as follows:

Hervé Hoppenot, age 57, joined Incyte as President and Chief Executive Officer and a Director, in January 2014 and was appointed Chairman of the Board in May 2015. Mr. Hoppenot served as the President of Novartis Oncology, Novartis Pharmaceuticals Corporation, the U.S. subsidiary of Novartis AG, a pharmaceutical company, from January 2010 to January 2014. Prior to that, Mr. Hoppenot served in other executive positions at Novartis Pharmaceuticals Corporation, serving from September 2006 to January 2010 as Executive Vice President, Chief Commercial Officer of Novartis Oncology and Head of Global Product Strategy & Scientific Development of Novartis Pharmaceuticals Corporation and

from 2003 to September 2006 as Senior Vice President, Head of Global Marketing of Novartis Oncology. Prior to joining Novartis, Mr. Hoppenot served in various increasingly senior roles at Aventis S.A. (formerly Rhône‑Poulenc S.A.), a pharmaceutical company, including as Vice President Oncology US of Aventis Pharmaceuticals, Inc. from 2000 to 2003 and Vice President US Oncology Operations of Rhone‑Poulenc Rorer Pharmaceuticals, Inc. from 1998 to 2000. Mr. Hoppenot holds a Diploma from ESSEC International Business School.

Barry P. Flannelly, age 59, has served as Executive Vice President and General Manager US since June 2015 and joined Incyte as Executive Vice President, Business Development and Strategic Planning in August 2014. Prior to joining Incyte, he served as Chief Executive Officer of OSS Healthcare Inc., a biotechnology start‑up company, from August 2013 to July 2014. He served as Vice President, Global Product Strategy and Commercial Planning of Nektar Therapeutics, a biopharmaceutical company, from April 2011 until April 2013 and as Senior Vice President, Commercial, of Onyx Pharmaceuticals, Inc., a biopharmaceutical company, from August 2008 until January 2011. Prior thereto, Dr. Flannelly held key positions at biopharmaceutical and pharmaceutical companies such as Abraxis BioScience, Inc. and Novartis. Dr. Flannelly earned his doctorate in pharmacy from the University of Maryland, School of Pharmacy, his master’s degree in business administration from the University of Baltimore, and his B.S. degree in Pharmacy from Massachusetts College of Pharmacy.

David W. Gryska, age 60, joined Incyte as Executive Vice President and Chief Financial Officer in October 2014. Prior to joining Incyte, Mr. Gryska served as an independent consultant and as a member of several public company boards of directors. Mr. Gryska served as the Chief Operating Officer and a Director of Myrexis, Inc., a biotechnology company, from May 2012 to December 2012. From December 2006 to October 2010, Mr. Gryska served as Senior Vice President and Chief Financial Officer of Celgene Corporation, a biopharmaceutical company. From October 2004 to December 2006, Mr. Gryska was a principal at Strategic Consulting Group. Previously, Mr. Gryska served at Scios, Inc., a biopharmaceutical company, as Senior Vice President and Chief Financial Officer from 2000 to 2004, and as Vice President of Finance and Chief Financial Officer from 1998 to 2000. From 1993 to 1998, Mr. Gryska served as Vice President, Finance and Chief Financial Officer at Cardiac Pathways. Prior to Cardiac Pathways, Mr. Gryska served as a partner at Ernst & Young LLP. Mr. Grsyka is a CPA, and Mr. Gryska holds a B.A. in Accounting and Finance from Loyola University and an M.B.A. from Golden Gate University.

Reid M. Huber, age 45, has served as Executive Vice President, Chief Scientific Officer since April 2014. Dr. Huber joined Incyte as Associate Director, Applied Technology in January 2002 and held roles of increasing responsibility in both drug discovery and clinical development at Incyte.  Prior to joining Incyte, Dr. Huber held scientific research positions with DuPont Pharmaceuticals Company from 1998 to 2002. Dr. Huber held intramural pre‑doctoral and post‑doctoral fellowships at the National Institutes of Health from 1997‑1998. Dr. Huber received his B.S. in biochemistry/molecular genetics from Murray State University and his Ph.D. in molecular genetics from Washington University.

Vijay Iyengar, age 44, joined Incyte in May 2016 as Executive Vice President, Global Strategy and Corporate Development.  Prior to joining Incyte, from April 2014 to April 2016, he was the President of Genoptix Corporation, a Novartis Company.  From December 2011 to March 2014 he was the Vice President and Rare Diseases Franchise Head at Novartis Oncology and from July 2009 to December 2011 he was the Vice President and Oncology General Manager of Novartis Greece. From October 2007 to June 2009 he was the Global Brand Executive Director at Novartis Pharmaceuticals and from January 2006 to October 2007 he was the Global Brand Director, Oncology at Novartis Pharmaceuticals. Dr. Iyengar received his B.S. degree in Biology from Stanford University and earned his M.D. from Harvard Medical School.

Eric H. Siegel, age 52, has served as Executive Vice President and General Counsel since August 2011 and joined Incyte as the Chief Compliance Officer in October 2010. Prior to joining Incyte, from April 2009 to October 2011, he was Chief Compliance Officer at EMD Serono, Inc., a privately‑held biotechnology company. From 2007 to 2009 he served as General Counsel for Solstice Neurosciences, Inc., also a privately‑held biotechnology company. He was Vice President, Deputy General Counsel and Chief Compliance Officer at Cephalon, Inc. from 2004 to 2007. Mr. Siegel holds a B.A. from Franklin and Marshall College, his M.B.A. from Temple University and his J.D. from the University of Pennsylvania.

Steven Stein, age 50, has served as Executive Vice President and Chief Medical Officer since May 2016 and joined Incyte as Senior Vice President and Chief Medical Officer in March 2015. Prior to joining Incyte, from May 2011 to February 2015, he was the Senior Vice President, US Clinical Development & Medical Affairs at Novartis Pharmaceuticals.  From February 2004 to April 2011, Dr. Stein was the Vice President, Global Oncology, Clinical Development and the Head of Medicines Development for Hematology and Supportive Care for GlaxoSmithKline.  Dr. Stein held a post-doctoral fellowship in hematology/oncology at the University of Pennsylvania from 1998 – 2001 and earned his M.D. from the University of Witwatersrand in Johannesburg, South Africa in 1990.

Paula J. Swain, age 59, has served as Executive Vice President, Human Resources since August 2002 and joined Incyte as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol‑Myers Squibb Company from October 2001 to January 2002, after it acquired DuPont Pharmaceuticals Company. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

Wenqing Yao, age 54, has served as Executive Vice President, Head of Discovery Chemistry since October 2014.  Dr. Yao joined Incyte as Director, Chemistry in February 2002 and held roles of increasing responsibility at Incyte. Prior to joining Incyte, Dr. Yao held scientific research positions with DuPont Pharmaceuticals and Bristol‑Myers Squibb Company from 1996 to 2002. Dr. Yao received his B.S. in chemistry from Xuzhou Normal University, his M.S. in organic chemistry from NanKai University and his Ph.D. in organic/medicinal chemistry from the University of Pennsylvania.

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

	High	Low
2015
First Quarter	$99.00	$69.05
Second Quarter	113.55	87.18
Third Quarter	133.62	89.21
Fourth Quarter	131.33	90.33
2016
First Quarter	$103.80	$63.05
Second Quarter	87.71	68.69
Third Quarter	94.29	76.11
Fourth Quarter	108.10	83.28

As of December 31, 2016, our common stock was held by 176 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Item 6.  Selected Financial Data

Selected Consolidated Financial Data

(in thousands, except per share data)

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Revenues:
Product revenues, net(1)	$882,404	$601,015	$357,562	$235,443	$136,001
Product royalty revenues(2)	110,711	74,821	48,966	28,251	3,652
Contract revenues(3)	112,512	77,857	104,857	91,047	156,948
Other revenues	92	58	110	206	458
Total revenues	1,105,719	753,751	511,495	354,947	297,059
Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	58,187	26,972	3,004	630	157
Research and development	581,861	479,514	347,523	260,436	210,391
Selling, general and administrative	303,251	196,614	165,772	109,983	85,363
Change in fair value of acquisition-related contingent consideration	17,422	—	—	—	—
Total costs and expenses	960,721	703,100	516,299	371,049	295,911
Income (loss) from operations	144,998	50,651	(4,804)	(16,102)	1,148
Interest and other income, net	4,412	7,089	3,350	1,324	764
Interest expense	(38,745)	(45,603)	(46,828)	(38,652)	(46,058)
Unrealized gain (loss) on long term investment	(3,261)	(4,581)	—	—	—
Debt exchange expense on senior note conversions	—	—	(265)	(11,484)	—
Loss on repurchase of convertible senior notes	—	—	—	(17,934)	—
Income (loss) before provision for income taxes	107,404	7,556	(48,547)	(82,848)	(44,146)
Provision (benefit) for income taxes	3,182	1,025	(66)	299	174
Net income (loss)	$104,222	$6,531	$(48,481)	$(83,147)	$(44,320)

Net income (loss) per share:
Basic	$0.55	$0.04	$(0.29)	$(0.56)	$(0.34)
Diluted	$0.54	$0.03	$(0.29)	$(0.56)	$(0.34)

Shares used in computing net income (loss) per share:
Basic	187,873	179,601	167,947	148,403	129,747
Diluted	194,125	187,302	167,947	148,403	129,747

(1)

2016 product revenues, net, relate to our product sales of JAKAFI and product sales of ICLUSIG from the date of acquisition on June 1, 2016.  2015, 2014, 2013 and 2012 product revenues, net, relate to our product sales of JAKAFI.

(2)	Product royalty revenues relate to Novartis net sales of JAKAVI outside the United States.

(3)	Contract revenues relate to our collaborative research and license agreements with Novartis and Lilly.

	December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$808,546	$707,783	$600,263	$509,004	$228,418
Working capital	720,677	674,368	458,512	446,862	173,440
Total assets	1,638,597	1,007,440	796,477	611,589	324,337
Convertible senior notes	651,481	619,893	675,167	644,483	315,961
Convertible subordinated notes	—	—	—	—	9,033
Stockholders’ equity (deficit)	419,467	171,155	(81,628)	(193,108)	(174,957)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware and we conduct our European clinical development operations from our offices in Geneva, Switzerland and Lausanne, Switzerland.

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

Under our collaboration agreement with Novartis International Pharmaceutical Ltd., Novartis received exclusive development and commercialization rights to ruxolitinib outside of the United States for all hematologic and oncologic indications and sells ruxolitinib outside of the United States under the name JAKAVI.  In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease field.

We have a second oral JAK1 and JAK2 inhibitor, baricitinib, which is subject to a collaboration agreement with Eli Lilly and Company in which Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases. In January 2016, Lilly submitted a new drug application (NDA) to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency for baricitinib as treatment for mild-to-moderately severe rheumatoid arthritis. In March 2016, we entered into an amendment to the agreement with Lilly that amended the non-compete provision of the agreement to allow us to engage in the development and commercialization of ruxolitinib in the graft-versus-host-disease field.  In January 2017, the FDA extended the review period for the new drug application (NDA) for baricitinib by three months. In February 2017, the European Commission approved baricitinib, which will be marketed as OLUMIANT®, for the treatment of moderate to severe active rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to, one or more disease-modifying antirheumatic drugs.

In June 2016, we acquired (the “Acquisition”) from ARIAD Pharmaceuticals, Inc. all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of ICLUSIG in the European Union and other countries, including Switzerland, Norway, Turkey, Israel and Russia.  We obtained an exclusive license to develop and commercialize ICLUSIG in those countries. ICLUSIG is approved in the European Union for the treatment of patients with chronic myeloid leukemia and

Philadelphia-positive acute lymphoblastic leukemia who are resistant to or intolerant of certain second generation BCR-ABL inhibitors and all patients who have the T3151 mutation.

Since we began our drug-discovery and development activities in early 2002, we have filed Investigational New Drug (IND) applications and progressed multiple internally developed proprietary compounds into clinical development. As of February 14, 2017, our development portfolio, including ruxolitinib, was comprised of 17 candidates against 13 molecular targets.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive additional payments of up to approximately $1.2 billion if defined development and commercialization milestones are achieved. In 2016, 2015, and 2014, we received $45.0 million, $65.0 million, and $92.0 million, respectively, in milestone payments under this agreement. We are also eligible to receive tiered, double‑digit royalties ranging from the upper‑teens to the mid‑twenties on future ruxolitinib net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. In addition, Novartis has received reimbursement and pricing approval for ruxolitinib in a specified number of countries, and we are now obligated to pay to Novartis tiered royalties in the low single digits on future ruxolitinib net sales within the United States. During the years ended December 31, 2016, 2015 and 2014, such royalties payable to Novartis on net sales within the United States totaled $36.8 million, $24.4 million and $2.2 million, respectively, and are reflected in cost of product revenues on the consolidated statements of operations. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib. JAKAFI is sold outside of the United States by Novartis under the name JAKAVI. For the years ended December 31, 2016, 2015 and 2014, we recorded $110.7 million, $74.8 million and $49.0 million, respectively, of product royalty revenues related to Novartis net sales of JAKAVI.

In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. Under this amendment, we received a $5.0 million payment in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States and became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD.

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

Lilly

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to baricitinib and certain back‑up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90.0 million, and were initially eligible to receive additional payments of up to $665.0 million based on the achievement of defined development, regulatory and commercialization milestones.  In 2016, we received $55.0 million in milestone payments under this agreement.  In February 2017, the European Commission approved baricitinib for the treatment of moderate to severe active rheumatoid arthritis in adult patients and we will record a $65.0 million regulatory milestone payment in the first quarter of 2017. We are entitled to a $100.0 million milestone payment upon regulatory approval of baricitinib for the treatment of adults with moderate to severely active rheumatoid arthritis by the FDA, which we expect to occur in 2017.

We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly is responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co-develop.  For indications that we elect not to co-develop, we would receive tiered, double digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized. We previously had retained an option to co-promote products in the United States but, in March 2016, we waived our co-promotion option as part of an amendment to the agreement.

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. In January 2017, we elected to co-develop baricitinib with Lilly in psoriatic arthritis. We have also exercised our co-development options in both atopic dermatitis and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications.

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

Agenus

In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly-owned subsidiary, 4-Antibody AG (now known as Agenus Switzerland Inc.), which we collectively refer to as Agenus. Under this agreement, the parties have agreed to collaborate on the discovery of novel immuno-therapeutics using Agenus’ antibody discovery platforms. In February 2017, we and Agenus amended this agreement.

Under the terms of this agreement, as amended, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG-3 and TIM-3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration, and in November 2015, three more targets were added. Targets may be designated profit-share programs, where all costs and profits are shared equally by us and Agenus, or royalty-bearing programs, where we are responsible for all costs associated with discovery, preclinical, clinical development and commercialization activities. The programs relating to GITR and OX40 and two of the undisclosed targets were profit-share programs until February 2017, while the other targets currently under collaboration are royalty-bearing programs.  The February 2017 amendment converted the programs relating to GITR and OX40 to royalty-bearing programs and removed from the collaboration the profit-share programs relating to the two undisclosed targets, with one reverting to us and one reverting to Agenus.  Should any of those removed programs be successfully developed by a party, the other party will be eligible to receive the same milestone payments as the royalty-bearing programs and royalties at a 15% rate on global net sales.  There are currently no profit-share programs.  For each royalty-bearing product other than GITR and OX40, Agenus will be eligible to receive tiered royalties on global net sales ranging from 6% to 12%.  For GITR and OX40, Agenus will be eligible to receive 15% royalties on global net sales. Under the February 2017 amendment, we paid Agenus $20 million in accelerated milestones relating to the clinical development of the GITR and OX40 programs.  Agenus is eligible to receive up to an additional $510 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.  The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach.

In connection with entering into the Agenus agreement, in January 2015, we purchased approximately 7.76 million shares of Agenus Inc. common stock for an aggregate purchase price of $35.0 million in cash, or approximately $4.51 per share.  We agreed to certain standstill provisions under the license agreement as described in Note 6 of Notes to Consolidated Financial Statements. In February 2017, in connection with amending the Agenus agreement, we purchased 10.0 million shares of Agenus Inc. common stock for an aggregate purchase price of $60.0 million in cash, or $6.00 per share.

Hengrui

In September 2015, we entered into a License and Collaboration Agreement with Jiangsu Hengrui Medicine Co., Ltd.  Under the terms of this agreement, we received exclusive development and commercialization rights worldwide, with the exception of Mainland China, Hong Kong, Macau and Taiwan, to INCSHR1210, an investigational PD-1 monoclonal antibody, and certain back-up compounds.  We paid to Hengrui an upfront payment of $25.0 million. Hengrui is also eligible to receive potential milestone payments of up to $770.0 million, consisting of $90.0 million for regulatory approval milestones, $530.0 million for commercial performance milestones, and $150.0 million for a clinical superiority milestone.  Also, Hengrui may be eligible to receive tiered royalties in the high-single digits to mid-double digits based on net sales in our territories. Each company will be responsible for costs relating to the development and commercialization of the PD-1 monoclonal antibody in its respective territories.  The dose-escalation portion of the proof-of-concept clinical trial of INCSHR1210 in patients with advanced solid tumors has been completed. Enrollment of new subjects into the trial has been suspended in order to perform a thorough assessment of the compound's profile before proceeding to enroll any additional subjects.

The agreement will continue on a country-by-country basis until we have no royalty payment obligations with respect to such country or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated in its entirety by us for convenience, and may also be terminated under certain other circumstances, including material breach.

Merus

In December 2016, we entered into a Collaboration and License Agreement with Merus N.V. Under this agreement, which became effective in January 2017, the parties have agreed to collaborate with respect to the research, discovery and development of bispecific antibodies utilizing Merus’ technology platform.  The collaboration encompasses up to eleven independent programs, including two of Merus’ current preclinical immuno-oncology discovery programs.  We received exclusive development and commercialization rights outside of the United States to products and product candidates resulting from one of Merus’ current preclinical discovery programs, referred to as “Program 1.”  We also received worldwide exclusive development and commercialization rights to products and product candidates resulting from the other current Merus preclinical discovery program that is subject to the collaboration and to up to nine additional programs.  Merus retained exclusive development and commercialization rights in the United States to products and product candidates resulting from Program 1 and options, subject to certain conditions, to co-fund development of products resulting from two other programs in exchange for a share of profits in the United States.  Merus will also have the right to participate in a specified proportion of detailing activities in the United States for one of those co-developed programs.  Should Program 1 fail to successfully complete IND-enabling toxicology studies, Merus would be granted an additional option to co-fund development of a program in exchange for a share of profits in the United States.  All costs related to the collaboration are subject to joint research and development plans.  Each party will share equally the costs of mutually agreed global development activities for Program 1, and fund itself any independent development activities in its territory. We will be responsible for all research, development and commercialization costs relating to all other programs, subject to Merus’ election to co-fund development and co-detail described above.  If Merus exercises its co-funding option for a program, Merus would be responsible for funding 35% of the associated future global development costs and, for certain of such programs, would be responsible for reimbursing us for certain development costs incurred prior to the option exercise. All products as to which Merus has exercised its option to co-fund development would be subject to joint development plans and overseen by a joint development committee, but we will have final determination as to such plans in cases of dispute.

We have agreed to pay Merus an upfront non-refundable payment of $120.0 million.  For each program as to which Merus does not have commercialization or co-development rights, Merus will be eligible to receive up to $100.0 million in future contingent development and regulatory milestones and up to $250.0 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales.  For each program as to which Merus exercises its option to co-fund development, Merus will be eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States.  If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to non-co-developed programs and, depending on the stage at which Merus chose to cease co-funding development costs, additional royalties ranging up to 4% of net sales in the United States.  For Program 1, we and Merus will each be eligible to receive tiered royalties on net sales in the other party’s territory at rates ranging from 6% to 10%.

The Merus agreement will continue on a program-by-program basis until we have no royalty payment obligations with respect to such program or, if earlier, the termination of the agreement or any program in accordance with the terms of the agreement.  The agreement may be terminated in its entirety or on a program-by-program basis by us for convenience.  The agreement may also be terminated by either party under certain other circumstances, including material breach, as set forth in the agreement.  If the agreement is terminated with respect to one or more programs, all rights in the terminated programs revert to Merus, subject to payment to us of a reverse royalty of up to 4% on sales of future products, if Merus elects to pursue development and commercialization of products arising from the terminated programs.

In addition, in December 2016, we entered into a Share Subscription Agreement with Merus, pursuant to which in January 2017 we purchased 3,200,000 common shares of Merus for an aggregate purchase price of $80.0 million in cash, or $25.00 per share.  We agreed to certain standstill provisions under the Share Subscription Agreement as described in Note 18 to Notes to Consolidated Financial Statements.

Calithera

In January 2017, we entered into a Collaboration and License Agreement with Calithera Biosciences, Inc. Under this agreement, we received an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors, including CB-1158, which is currently in phase I clinical trials, for hematology and oncology indications. We have agreed to co-fund 70% of the global development costs for the development of the licensed products for hematology and oncology indications. Calithera will have the right to conduct certain clinical development under the collaboration, including combination studies of a licensed product with a proprietary compound of Calithera. We will be entitled to 60% of the profits and losses from net sales of licensed product in the United States, and Calithera will have the right to co-detail licensed products in the United States, and we have agreed to pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products outside the United States. Calithera may opt out of its co-funding obligation, in which case the U.S. profit sharing will no longer be in effect, and we have agreed to pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the United States and outside the United States, and additional royalties to reimburse Calithera for previously incurred development costs.

Calithera retains rights to certain arginase inhibitors that are not part of the collaboration for specific orphan indications outside of hematology and oncology, subject to our rights to negotiate a license for any such programs under specified circumstances if Calithera elects to out-license them.

In January 2017, we paid Calithera an upfront license fee of $45.0 million and have agreed to pay potential development, regulatory and sales milestone payments of over $430.0 million if the profit share is in effect, or $750.0 million if the profit share terminates.

The Calithera agreement will continue on a product-by-product and country-by-country basis for so long as we are developing or commercializing products in the United States (if the parties are sharing profits in the United States) and until we have no further royalty payment obligations, unless earlier terminated according to the terms of the agreement. The agreement may be terminated in its entirety or on a product-by-product and/or a country-by-country basis by us for convenience. The agreement may also be terminated by us for Calithera’s uncured material breach, by Calithera for our uncured material breach and by either party for bankruptcy or patent challenge. If the agreement is terminated early with respect to one or more products or countries, all rights in the terminated products and countries revert to Calithera.

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1,720,430 common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share. Under the Stock Purchase Agreement, we have certain rights to participate in future stock issuances and have agreed to certain standstill provisions and transfer restrictions as described in Note 18 of Notes to Consolidated Financial Statements.

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

ARIAD Pharmaceuticals (Luxembourg) S.a.r.l. Acquisition

In June 2016, we completed the Acquisition and acquired all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., since renamed Incyte Biosciences (Luxembourg) S.à.r.l., in exchange for an upfront payment of $147.5 million, including customary working capital adjustments.  We obtained an exclusive license to develop and commercialize ICLUSIG in Europe and other select countries. ARIAD will be eligible to receive from us tiered royalties on net sales of ICLUSIG in our territory and up to $135.0 million in potential future oncology development and regulatory approval milestone payments, together with additional milestone payments for non-oncology indications, if approved, in our territory. Under our agreement with ARIAD, we have agreed to fund a portion of the ongoing clinical development of ICLUSIG through cost-sharing payments of up to $7.0 million in each of 2016 and 2017.

Our license agreement with ARIAD contains a limited buy-back option for the acquirer of ARIAD to reacquire the rights to ICLUSIG in exchange for repayment to us of our initial purchase price and any milestone payments and development costs previously paid by us to ARIAD, together with an additional payment based upon the last 12 months of ICLUSIG sales booked by us. We would also be eligible to receive royalties of between 20% to 25% from an ARIAD acquirer on future sales of ICLUSIG in our territory.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related product as well as ICLUSIG related product costs. The acquired ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, and will result in a higher cost of ICLUSIG product revenues over the period in which this inventory is sold, which is expected to be over a one year period from the acquisition date.  In addition, cost of product revenues include low single digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States. Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand‑alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of December 31, 2016, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor‑specific objective evidence or third‑party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the years ended December 31, 2016, 2015, and 2014, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $96.2 million, $69.9 million and $62.2 million of stock compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively.

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

On a quarterly basis, we perform an assessment in order to determine whether the 2018 Notes or 2020 Notes have become convertible at the option of the holder, based on meeting any of the conversion criteria described above. Should either the 2018 Notes or the 2020 Notes become convertible, we then assess our intent and ability to settle the 2018 Notes or the 2020 Notes in cash, shares of common stock, or a combination of cash and shares of common stock, in order to determine the appropriate classification of the 2018 Notes and the 2020 Notes at the balance sheet date. On January 1, 2017, the 2018 Notes and 2020 Notes became convertible through at least March 31, 2017, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended December 31, 2016 as described above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes in common shares and, therefore, the 2018 and 2020 Notes are reflected in long term liabilities on the consolidated balance sheet as of December 31, 2016.

Income Taxes. We account for income taxes using an asset and liability approach to financial accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the basis differences are expected to reverse. We periodically assess the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets to an amount that is considered to be more-likely-than-not realizable.  Our assessment considers recent cumulative earnings experience, projections of future taxable income (losses) and ongoing prudent and feasible tax planning strategies.  When performing our assessment on projections of future taxable income (losses), we consider factors such as the likelihood of regulatory approval and commercial success of products currently under development, among other factors.   Significant judgment is required in making this assessment and, to the extent that a reversal of any portion of our valuation allowance against our deferred tax assets is deemed appropriate, a tax benefit will be recognized against our income tax provision in the period of such reversal.

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

The fair value of licensed intellectual property rights acquired in the Acquisition was determined using an income approach. The assumptions used to estimate the cash flows of the licensed intellectual property from the Acquisition included a discount rate of 15%, estimated gross margins of 98%, income tax rates ranging from 7.8% in periods in which we have established tax holidays to 13.8% thereafter, and operating expenses consisting of direct costs based on the anticipated level of revenues as well as the $7.0 million of research and development cost sharing payments we have agreed to fund in 2016 and 2017.

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

The preliminary fair value of contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in our licensed territory for both the approved third line treatment, as well as the second line treatment which is currently under development and is therefore contingent on future clinical results and European Medicines Agency approval. The PTS of the second line indication was estimated at 25% based on the early stage of development and competitive market landscape, and the estimated future cash flows for the second line indication were probability weighted accordingly. The total projected cash flows of the third line and second line indications were estimated over 18 years, and discounted to present value using a discount rate of 10%. In addition, based on the believed limited effectiveness of ICLUSIG beyond the existing oncology indications, the fact that no development is currently ongoing for any new oncology or any non-oncology indications, and the lack of intention by us and ARIAD to develop ICLUSIG in additional oncology or non-oncology indications, the fair value of any cash flows for any new oncology or non-oncology was determined to be nil.

The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations.  Changes in the fair value of the acquisition-related contingent consideration can result from changes to one or multiple inputs including projected revenues, discount rates and the PTS of the second line indication for ICLUSIG.   These inputs are analyzed on a quarterly basis as changes to the inputs could have a material impact on the amount of acquisition-related contingent consideration recorded during the reporting period.

Results of Operations

Years Ended December 31, 2016 and 2015

We recorded net income for the year ended December 31, 2016 of $104.2 million and net income for the year ended December 31, 2015 of $6.5 million. On a per share basis, basic net income was $0.55 and diluted net income was $0.54 for the year ended December 31, 2016.  On a per share basis, basic net income was $0.04 and diluted net income was $0.03 for the year ended December 31, 2015.

Revenues

	For the Year Ended,
	December 31,
	2016	2015
	(in millions)
JAKAFI revenues, net	$852.8	$601.0
ICLUSIG revenues, net	29.6	—
Total product revenues, net	$882.4	$601.0
Product royalty revenues	110.7	74.8
Contract revenues	112.5	77.9
Other revenues	0.1	0.1
Total revenues	$1,105.7	$753.8

Our product revenues, net for the years ended December 31, 2016 and 2015, were $882.4 million and $601.0 million, respectively. The increase in JAKAFI product revenues was comprised of a volume increase of $195.5 million and a price increase of $56.3 million. ICLUSIG product revenues commenced in June 2016 following the Acquisition. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co‑pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2016:

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Year Ended December 31, 2016	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2016	$3,069	$10,766	$247	$1,815	$15,897
ARIAD balances acquired on June 1, 2016	32	4,683	—	65	4,780
Allowances for current period sales	24,059	89,324	2,865	1,612	117,860
Allowances for prior period sales	199	387	(5)	(1,815)	(1,234)
Credits/payments for current period sales	(22,663)	(73,425)	(2,779)	(32)	(98,899)
Credits/payments for prior period sales	(1,878)	(9,323)	(129)	(434)	(11,764)
Balance at December 31, 2016	$2,818	$22,412	$199	$1,211	$26,640

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

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our net product royalty revenues for the years ended December 31, 2016 and 2015, were $110.7 million and $74.8 million, respectively.

Our contract revenues were $112.5 million and $77.9 million for the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, contract revenues were derived from the straight line recognition of revenue associated with the Lilly upfront fees over the estimated performance period as well as milestone payments from Lilly and Novartis earned during the periods. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010. The increase in contract revenues from 2015 to 2016 primarily relates to the recognition of $65.0 million in milestone payments from Novartis in 2015 compared to the recognition of $45.0 million in milestone payments from Novartis and $55.0 million in milestone payments from Lilly in 2016.

Cost of Product Revenues

	For the Year Ended,
	December 31,
	2016	2015
	(in millions)
Product costs	$8.8	$2.6
Royalty expense	36.8	24.4
Amortization of definite-lived intangible assets	12.6	—
Total cost of product revenues	$58.2	$27.0

We began capitalizing inventory in mid‑November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At December 31, 2016, inventory with $0.8 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre‑commercialization inventory over the next 3 to 6 months. As a result, cost of product revenues for the next 3 to 6 months will reflect a lower average per unit cost of materials. The acquired ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, and will result in a higher cost of ICLUSIG product revenues over the period in which this inventory is sold, which is expected to be over a one year period from the acquisition date.  In addition, cost of product revenues includes low single digit royalties to Novartis on all sales of JAKAFI in the United States. Subsequent to the acquisition on June 1, 2016 of ARIAD’s European operations, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Cost of product revenues was $58.2 million and $27.0 million for the years ended December 31, 2016 and 2015, respectively. Cost of product revenues increased from 2015 to 2016 due primarily to an increase of $12.4 million in royalties to Novartis on all JAKAFI sales in the United States and amortization of $12.6 million of our licensed intellectual property acquired on June 1, 2016.

Operating Expenses

Research and development expenses

	For the Years Ended,
	December 31,
	2016	2015
	(in millions)
Salary and benefits related	$138.1	$109.2
Stock compensation	59.6	39.9
Clinical research and outside services	328.0	287.0
Occupancy and all other costs	56.2	43.4
Total research and development expenses	$581.9	$479.5

We currently account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2015 to 2016 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation.

The increase in clinical research and outside services expense from 2015 to 2016 was primarily the result of increased development costs to advance our clinical pipeline and the $35.0 million payment to acquire the rights from Lilly to develop ruxolitinib for the treatment of patients with graft-versus-host-disease, as well as an additional $27.3 million of research and development costs incurred under the Agenus and Hengrui arrangements through December 31, 2016.  Research and development expenses for the years ended December 31, 2016 and 2015 were net of $13.4 million and $6.8 million, respectively, of costs reimbursed by our collaborative partners. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre‑clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

In July 2010, we elected to co‑develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $27.3 million and $36.0 million for the years ended December 31, 2016 and 2015, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

Selling, general and administrative expenses

	For the Years Ended,
	December 31,
	2016	2015
	(in millions)
Salary and benefits related	$80.8	$60.1
Stock compensation	36.6	29.9
Other contract services and outside costs	185.9	106.6
Total selling, general and administrative expenses	$303.3	$196.6

Salary and benefits related expense increased from 2015 to 2016 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera, as well as increased headcount related to the Acquisition on June 1, 2016. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera in addition to an increase in donations to independent non-profit patient assistance organizations in the United States.  Selling, general and administrative expenses for the year ended December 31, 2016 includes expenses related to the Acquisition on June 1, 2016.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to ARIAD, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration was remeasured as of December 31, 2016, resulting in a change in fair value of $17.4 million which is recorded in change in fair value of acquisition-related contingent consideration on the consolidated statements of operations.  The change in fair value of the contingent consideration as of December 31, 2016 is primarily due to the time value of money as there were no other significant changes in the key assumptions used in the fair value calculation at the date of acquisition, including the discount rate utilized and the estimated future projections of ICLUSIG revenues.

Other income (expense)

Interest and other income, net.  Interest and other income, net, for the years ended December 31, 2016 and 2015 was $4.4 million and $7.1 million, respectively.

Interest expense.  Interest expense for the years ended December 31, 2016 and 2015, was $38.7 million and $45.6 million, respectively. Included in interest expense for the year ended December 31, 2016 was $31.6 million of non‑cash charges to amortize the discounts on the 2018 Notes and the 2020 Notes. Included in interest expense for the year ended December 31, 2015 was $33.8 million of non‑cash charges to amortize the discounts on our 4.75% convertible senior notes due 2015 (the 2015 Notes), the 2018 Notes and the 2020 Notes.

Unrealized loss on long term investment. The unrealized loss on our long term investment in Agenus for the years ended December 31, 2016 and 2015, was $3.3 million and $4.6 million, respectively. The unrealized loss on long term investment is based on the change in fair value of Agenus’ common stock during the period.

Provision for income taxes. The provision for income taxes for the years ended December 31, 2016 and 2015, was $3.2 million and $1.0 million, respectively. The increase in provision for income taxes primarily relates to an increase in state taxes due to higher income in 2016 sourced to certain states and foreign tax expense on acquired ARIAD operations.

Years Ended December 31, 2015 and 2014

We recorded net income for the year ended December 31, 2015 of $6.5 million and net loss for the year ended December, 31 2014 of $48.5 million. On a per share basis, basic net income was $0.04 and diluted net income was $0.03 for the year ended December 31, 2015 and basic and diluted net loss was $0.29 for the year ended 2014.

Revenues

	For the Year Ended,
	December 31,
	2015	2014
	(in millions)
JAKAFI revenues, net	$601.0	$357.6
Product royalty revenues	74.8	49.0
Contract revenues	77.9	104.8
Other revenues	0.1	0.1
Total revenues	$753.8	$511.5

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

Cost of product revenues was $27.0 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively. Cost of product revenues increased from 2014 to 2015 due to an increase of $22.2 million for our obligation that commenced in October 2014 to pay royalties to Novartis on all JAKAFI sales in the United States and an increase of $1.8 million related to manufacturing costs for JAKAFI sales.

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

Salary and benefits related expense increased from 2014 to 2015 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high‑risk myelofibrosis and preparation for the commercial launch of JAKAFI for uncontrolled polycythemia vera that occurred in December 2014. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera.

Other income (expense)

Interest and other income, net.  Interest and other income, net, for the years ended December 31, 2015 and 2014 was $7.1 million and $3.4 million, respectively.

Interest expense.  Interest expense for the years ended December 31, 2015 and 2014, was $45.6 million and $46.8 million, respectively. Included in interest expense for the years ended December 31, 2015 and 2014, were $33.8 million and $35.7 million, respectively, of non‑cash charges to amortize the discounts on the 2015 Notes, the 2018 Notes and the 2020 Notes.

Debt exchange expense on senior note conversions.  Debt exchange expense on senior note conversions for the year ended December 31, 2014 was $0.3 million and was related to the exchange of $4.9 million in aggregate principal amount of the 2015 Notes for the underlying shares of common stock and cash.

Liquidity and Capital Resources

	2016	2015	2014
	(in millions)
December 31:
Cash, cash equivalents, and marketable securities	$808.5	$707.8	$600.3
Working capital	$720.7	$674.4	$458.5
Year ended December 31:
Cash provided by (used in):
Operating activities	$304.8	$86.5	$26.3
Investing activities	$(232.5)	$(105.0)	$(138.4)
Financing activities	$58.6	$87.6	$93.1
Capital expenditures (included in investing activities above)	$(120.3)	$(26.0)	$(27.9)

Sources and Uses of Cash.

We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2014. Because of those losses, we had an accumulated deficit of $1.7 billion as of December 31, 2016. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At December 31, 2016, we had available cash, cash equivalents and marketable securities of $808.5 million. Our cash and marketable securities balances are held in a variety of interest‑bearing instruments, including money market accounts, corporate debt securities and U.S. government securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Cash provided by operating activities.  The $218.3 million increase in cash provided by operating activities from 2015 to 2016 was due primarily to net income in 2016 which was driven in part by the recognition of milestones from Novartis of $45.0 million and Eli Lilly of $55.0 million, increased non‑cash depreciation and amortization and changes in working capital. The $60.2 million increase in cash provided by operating activities from 2014 to 2015 was due primarily to net income and changes in working capital.

Cash used in investing activities.  Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures, cash used to acquire the ARIAD business and sales and purchases of long‑term investments. During 2016, net cash used in investing activities was $232.5 million, which represents purchases of marketable securities of $57.4 million, capital expenditures of $120.3 million, and acquisition of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l. for net cash of $142.9 million, offset in part by the sale and maturity of marketable securities of $88.0 million.  During 2015, net cash used in investing activities was $105.0 million, which represents purchases of marketable securities of $108.2 million, capital expenditures of $26.0 million, and our long term investment in Agenus of $39.8 million offset in part by the sale and maturity of marketable securities of $69.0 million.  During 2014, net cash used in investing activities was $138.4 million, which represents purchases of marketable securities of $134.1 million and capital expenditures of $27.9 million offset in part by sale and maturities of marketable securities of $23.5 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, capital expenditures and maturities/sales and purchases of marketable securities.

Cash provided by financing activities.  During 2016, net cash provided by financing activities was $58.6 million, consisting primarily of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2015, net cash provided by financing activities was $87.6 million, consisting primarily of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2014, net cash provided by financing activities was $93.1 million, consisting primarily of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of December 31, 2016 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$749.8	$—	$375.0	$374.8	$—
Interest on convertible senior debt	21.0	6.1	10.6	4.3	—
Non-cancelable lease obligations	19.9	8.4	8.0	1.6	1.9
Total contractual obligations	$790.7	$14.5	$393.6	$380.7	$1.9

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay up‑front fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

In September 2016, we entered into two agreements to purchase land and two buildings in Wilmington, Delaware for approximately $7.9 million. Pursuant to the terms of the agreements, we have up to a 120-day due diligence period to review specified documents and perform building inspections prior to closing.  The closing date is to be no later than 30 days after the due diligence period.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; costs for future facility requirements; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis and Lilly; expenditures in connection with potential exchanges of our outstanding convertible senior notes; and expenditures in connection with strategic relationships and license agreements, including our agreements with Agenus, ARIAD, Calithera, Hengrui and Merus, strategic equity investments or potential acquisitions. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

Off Balance Sheet Arrangements

We have no off‑balance sheet arrangements other than those that are discussed above.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed of corporate debt securities and U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of December 31, 2016, marketable securities were $156.2 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2016, the decline in fair value would not be material.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Incyte Corporation

We have audited the accompanying consolidated balance sheets of Incyte Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incyte Corporation, at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Incyte Corporation changed its method of accounting for share-based payments to employees as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” effective January 1, 2016.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Incyte Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 14, 2017

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$652,343	$521,439
Marketable securities—available-for-sale	156,203	186,344
Restricted cash and investments	16	516
Accounts receivable	148,758	114,450
Inventory	4,106	1,783
Prepaid expenses and other current assets	32,752	17,843
Total current assets	994,178	842,375

Restricted cash and investments	886	13,977
Long term investment	31,987	35,248
Inventory	15,193	17,555
Property and equipment, net	167,679	86,006
Other intangible assets, net	258,437	—
In-process research and development	12,000	—
Goodwill	155,593	—
Other assets, net	2,644	12,279
Total assets	$1,638,597	$1,007,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,599	$30,085
Accrued compensation	50,904	38,117
Interest payable	762	762
Accrued and other current liabilities	126,697	86,531
Deferred revenue—collaborative agreements	—	12,512
Acquisition-related contingent consideration	19,539	—
Total current liabilities	273,501	168,007

Convertible senior notes	651,481	619,893
Acquisition-related contingent consideration	281,461	—
Other liabilities	12,687	48,385
Total liabilities	1,219,130	836,285

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 188,848,752 and 186,650,249 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	189	187
Additional paid-in capital	2,096,929	1,950,764
Accumulated other comprehensive loss	(2,886)	(809)
Accumulated deficit	(1,674,765)	(1,778,987)
Total stockholders’ equity	419,467	171,155
Total liabilities and stockholders’ equity	$1,638,597	$1,007,440

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Product revenues, net	$882,404	$601,015	$357,562
Product royalty revenues	110,711	74,821	48,966
Contract revenues	112,512	77,857	104,857
Other revenues	92	58	110

Total revenues	1,105,719	753,751	511,495

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	58,187	26,972	3,004
Research and development	581,861	479,514	347,523
Selling, general and administrative	303,251	196,614	165,772
Change in fair value of acquisition-related contingent consideration	17,422	—	—

Total costs and expenses	960,721	703,100	516,299

Income (loss) from operations	144,998	50,651	(4,804)
Interest and other income, net	4,412	7,089	3,350
Interest expense	(38,745)	(45,603)	(46,828)
Unrealized loss on long term investment	(3,261)	(4,581)	—
Debt exchange expense on senior note conversions	—	—	(265)

Income (loss) before provision for income taxes	107,404	7,556	(48,547)

Provision (benefit) for income taxes	3,182	1,025	(66)

Net income (loss)	$104,222	$6,531	$(48,481)

Net income (loss) per share:
Basic	0.55	0.04	(0.29)
Diluted	0.54	0.03	(0.29)

Shares used in computing net income (loss) per share:
Basic	187,873	179,601	167,947
Diluted	194,125	187,302	167,947

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$104,222	$6,531	$(48,481)

Other comprehensive income:
Foreign currency translation	(9)	—	(6)
Unrealized gain (loss) on restricted investments and marketable securities, net of tax	504	(794)	(172)
Reclassification adjustment for realized (gain) loss on marketable securities	178	(1,830)	—
Defined benefit pension obligation, net of tax	(2,750)	—	—
Other comprehensive income loss	(2,077)	(2,624)	(178)

Comprehensive income (loss)	$102,145	$3,907	$(48,659)

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except number of shares)

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2013	$163	$1,541,773	$1,993	$(1,737,037)	$(193,108)
Issuance of 7,044,844 shares of Common Stock upon exercise of stock options and 193,657 shares of Common Stock under the ESPP	7	92,837	—	—	92,844
Issuance of 653,438 shares of Common Stock upon conversion of Convertibles Senior Notes due 2015	1	5,160	—	—	5,161
Excess tax benefit from stock based compensation	—	(22)	—	—	(22)
Stock compensation expense	—	62,156	—	—	62,156
Other comprehensive loss	—	—	(178)	—	(178)
Net loss	—	—	—	(48,481)	(48,481)
Balances at December 31, 2014	$171	$1,701,904	$1,815	$(1,785,518)	$(81,628)
Issuance of 5,220,474 shares of Common Stock upon exercise of stock options and restricted stock units and 194,453 shares of Common Stock under the ESPP	5	86,755	—	—	86,760
Issuance of 10,352,784 shares of Common Stock upon conversion of Convertibles Senior Notes due 2015	11	88,963	—	—	88,974
Issuance of 3,902 shares of Common Stock upon conversion of Convertible Senior Notes due 2020	—	180	—	—	180
Issuance of 2,017 shares of Common Stock for services rendered	—	218	—	—	218
Excess tax provision from stock based compensation	—	2,872	—	—	2,872
Stock compensation expense	—	69,872	—	—	69,872
Other comprehensive loss	—	—	(2,624)	—	(2,624)
Net income	—	—	—	6,531	6,531
Balances at December 31, 2015	$187	$1,950,764	$(809)	$(1,778,987)	$171,155
Issuance of 2,068,226 shares of Common Stock upon exercise of stock options and restricted stock units and 126,648 shares of Common Stock under the ESPP	2	49,661	—	—	49,663
Issuance of 77 shares of Common Stock upon conversion of Convertible Senior Notes due 2020	—	4	—	—	4
Issuance of 114 shares of Common Stock upon conversion of Convertible Senior Notes due 2018	—	5	—	—	5
Issuance of 3,438 shares of Common Stock for services rendered	—	294	—	—	294
Stock compensation expense	—	96,201	—	—	96,201
Other comprehensive loss	—	—	(2,077)	—	(2,077)
Net income	—	—	—	104,222	104,222
Balances at December 31, 2016	$189	$2,096,929	$(2,886)	$(1,674,765)	$419,467

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$104,222	$6,531	$(48,481)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	58,425	44,883	41,413
Stock-based compensation	96,201	69,872	62,156
Debt exchange expense on senior note conversions	—	—	265
Other, net	472	(1,612)	—
Unrealized (gain) loss on long term investment	3,261	4,581	—
Excess tax provision from stock-based compensation	—	(2,872)	22
Change in fair value of acquisition-related contingent consideration	17,422	—	—
Changes in operating assets and liabilities:
Accounts receivable	(23,947)	(56,517)	(22,559)
Prepaid expenses and other assets	(13,069)	3,583	(30,489)
Inventory	4,047	98	(4,093)
Accounts payable	43,758	5,623	5,360
Accrued and other liabilities	26,476	25,245	35,530
Deferred revenue—collaborative agreements	(12,512)	(12,879)	(12,868)
Net cash provided by operating activities	304,756	86,536	26,256
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(142,856)	—	—
Long term investment	—	(39,829)	—
Capital expenditures	(120,277)	(26,003)	(27,876)
Purchases of marketable securities	(57,372)	(108,152)	(134,091)
Sale and maturities of marketable securities	88,017	68,974	23,528
Net cash used in investing activities	(232,488)	(105,010)	(138,439)
Cash flows from financing activities:
Restricted investments, net	14,023	7	500
Proceeds from issuance of common stock under stock plans	49,973	86,436	92,844
Direct financing arrangements repayments	(445)	(1,699)	—
Excess tax provision from stock-based compensation	—	2,872	(22)
Cash paid in connection with exchange of 4.75% convertible senior notes due 2015	—	—	(265)
Payment of contingent consideration	(4,906)	—	—
Net cash provided by financing activities	58,645	87,616	93,057
Effect of exchange rates on cash and cash equivalents	(9)	—	(6)
Net increase (decrease) in cash and cash equivalents	130,904	69,142	(19,132)
Cash and cash equivalents at beginning of period	521,439	452,297	471,429
Cash and cash equivalents at end of period	$652,343	$521,439	$452,297
Supplemental Schedule of Cash Flow Information
Interest paid	$7,218	$12,746	$11,290
Income taxes paid	$927	$62	$37
Reclassification to additional paid in capital in connection with conversions or exchanges of 4.75% convertible senior notes due 2015	$—	$88,974	$5,161
Reclassification to common stock and additional paid in capital in connection with conversions of 0.375% convertible senior notes due 2018	$5	$—	$—
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$4	$180	$—
Purchase of property and equipment financed by direct financing lease	$—	$—	$31,495

See accompanying notes.

Note 1. Organization and Summary of Significant Accounting Policies

Organization and Business.  Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late stage development, and a commercialized products JAKAFI® (ruxolitinib) and ICLUSIG® (ponatinib). Our operations are treated as one operating segment.

On June 1, 2016, we acquired (the “Acquisition”), pursuant to a Share Purchase Agreement dated as of May 9, 2016 (the “Share Purchase Agreement”), all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., since renamed Incyte Biosciences Luxembourg S.à.r.l., the parent company of certain European subsidiaries of ARIAD Pharmaceuticals, Inc. (“ARIAD”).  Refer to Note 2 for further information regarding the Acquisition.

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

Concentrations of Credit Risk.  Cash, cash equivalents, marketable securities, trade receivables and restricted investments are financial instruments which potentially subject us to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. We primarily invest our excess available funds in debt securities and, by policy, limit the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government and money market funds that meet certain guidelines. Our receivables mainly relate to our product sales of JAKAFI, ICLUSIG and collaborative agreements with pharmaceutical companies. We have not experienced any significant credit losses on cash, cash equivalents, marketable securities, trade receivables or restricted investments to date and do not require collateral on receivables.

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

Accounts Receivable.  As of December 31, 2016 and 2015, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

Inventory.  Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid‑November 2011 once the U.S. Food and Drug Administration (“FDA”) approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of JAKAFI revenues for the next 3 to 6 months will reflect a lower average per unit cost of materials. The ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, and will result in a higher cost of ICLUSIG product revenues over the period in which this inventory is sold, which is expected to be over a one year period from the acquisition date.

JAKAFI raw materials and work‑in‑process inventory is not subject to expiration and the shelf life of finished goods inventory is 36 months from the start of manufacturing of the finished goods. ICLUSIG finished goods inventory has a shelf life of 24 months from the start of manufacturing of the finished goods. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.

Variable Interest Entities. We perform an initial and on-going evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of December 31, 2016, there were no entities in which we held a variable interest which we determined to be VIEs.

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

Property and Equipment.  Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight‑line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term.

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

Indefinite-lived intangible assets, including IPR&D, are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired.  Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value. We completed our required annual impairment test as of October 1, 2016 based on a qualitative assessment and determined the carrying value of the indefinite-lived intangible assets was not impaired.

Goodwill.  Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed.  Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually as of October 1 or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts.  A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single, entity wide reporting unit. We completed our required annual impairment test as of October 1, 2016 and determined that the carrying value of our reporting unit was not impaired.

Income Taxes.  We account for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

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

Accumulated Other Comprehensive Income (Loss).  Accumulated other comprehensive income (loss) consists of realized and unrealized gains or losses on marketable securities and restricted cash and investments, net of tax, foreign currency translation gains or losses and defined benefit pension obligation, net of tax.

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

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and European sales of ICLUSIG.  Product revenues are recognized once we meet all four revenue recognition criteria described above. In November 2011, we began shipping JAKAFI to our customers in the U.S., which include specialty pharmacies and wholesalers. In June 2016, we acquired the right to and began shipping ICLUSIG to our customers in the European Union and certain other jurisdictions (Note 2), which include retail pharmacies, hospital pharmacies and distributors.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related product costs as well as ICLUSIG related product costs. The acquired ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, and will result in a higher cost of ICLUSIG product revenues over the period in which this inventory is sold, which is expected to be over a one year period from the acquisition date.  In addition, cost of product revenues include low single digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States. Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand‑alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of December 31, 2016, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor‑specific objective evidence or third‑party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the years ended December 31, 2016, 2015 and 2014, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $96.2 million, $69.9 million and $62.2 million of stock compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace numerous requirements in U.S. GAAP, including industry-specific requirements.  This guidance provides a five step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  ASC No. 2014-09 requires extensive quantitative and qualitative disclosures covering the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance.  This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein.  Early adoption is permitted for reporting periods and interim periods therein, beginning after December 15, 2016.  An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented – referred to as the full retrospective method or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earning – referred to as the modified retrospective method.

We have substantially completed an initial impact assessment of the potential changes from adopting ASU 2014-09.  The impact assessment consisted of a review of a representative sample of contracts, discussions with key stakeholders, and a cataloging of potential impacts on our financial statements, accounting policies, financial controls, and operations.  We currently do not anticipate a material impact on our revenue recognition practices for product and royalty revenues.  We do anticipate that the adoption of ASU 2014-09 will have primarily two impacts on our contract revenues generated by our collaborative research and license agreements:

(i)Changes in the model for distinct licenses of functional intellectual property which may result in a timing difference of revenue recognition.  Whereas revenue from these arrangements was previously recognized over a period of time pursuant to revenue recognition guidance that was in place for our arrangements at the time such arrangements commenced, revenue from these arrangements may now be recognized at point in time under the new guidance.

(ii)Assessments of milestone payments, which are linked to events that are in our control, will result in variable consideration that may be recognized at an earlier point in time under the new guidance, when it is probable that the milestone will be achieved without a significant future reversal of cumulative revenue expected.

We have not yet completed our final review of the impact of this guidance including the new disclosure requirements, as we are continuing to evaluate the impacts of adoption and the implementation approach to be used.  We plan to adopt the new standard effective January 1, 2018. We continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our current conclusions.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We have adopted ASU No. 2014-15 and the adoption had no impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis,” which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  The amendments place more emphasis in the consolidation evaluation on variable interests other than fee arrangements such as principal investment risk (including debt or equity interests), guarantees of the value of the assets or liabilities of the variable interest entity (“VIE”), written put options on the assets of the VIE, or similar obligations. Additionally, the amendments reduce the extent to which related party arrangements cause an entity to be considered a primary beneficiary. This guidance is to be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The amendments are effective for fiscal years beginning after

December 15, 2015, and interim periods therein. We have adopted ASU No. 2015-02 and the adoption had no impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that requires lessees to recognize assets and liabilities on the balance sheet for most leases including operating leases. Lessees now classify leases as either finance or operating leases and lessors classify all leases as sales-type, direct financing or operating leases.  The statement of operations presentation and expense recognition for lessees for finance leases is similar to that of capital leases under Accounting Standards Codification (“ASC”) 840 with separate interest and amortization expense with higher periodic expense in the earlier periods of a lease.  For operating leases, the statement of operations presentation and expense recognition is similar to that of operating leases under ASC 840 with single lease cost recognized on a straight-line basis. This guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and is effective for annual periods beginning after December 15, 2018 and interim periods therein.  Early adoption is permitted.  We are currently analyzing the impact of ASU No. 2016-02 and, at this time, are unable to determine the impact of the new standard, if any, on our consolidated financial statements.

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

Adoption of the standard also resulted in the recognition of excess tax benefits in our income tax provision rather than as paid-in capital. This guidance is to be applied prospectively and resulted in the recognition of $1.2 million of excess tax benefits in our income tax provision rather than paid-in capital for the year ended December 31, 2016.  Amendments to the minimum statutory withholding tax requirements had no impact to the accumulated deficit as of January 1, 2016. In addition, we have elected to continue to estimate forfeitures expected to occur when determining the amount of compensation cost to be recognized in each period.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows to eliminate diversity in practice. Specifically relating to contingent consideration payments made after a business combination, an entity should classify cash payments that are not made within a relatively short period of time after a business combination to settle a contingent consideration liability as financing and operating activities.  The portion of cash payment up to the acquisition date fair value of the contingent consideration liability (including measurement period adjustments) is classified as a financing activity and the portion paid in excess of the acquisition date fair value is classified as an operating activity. The new standard is effective for fiscal years beginning after December 15, 2017 and interim periods therein. Early adoption is permitted however all of the amendments must be adopted in the same period and interim period adoption requires adjustments to be reflected as of the beginning of the fiscal year.   The guidance is to be applied on a retrospective basis with relevant disclosures under ASC 250. We elected to early adopt ASU No. 2016-15 as of the third quarter of 2016.  No retrospective adjustments were recorded as the first contingent consideration payment related to the Acquisition was made pursuant to the new guidance during the three months ended September 30, 2016.

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. The new standard is effective for public business entities for annual periods beginning after December 15, 2017 (i.e. 2018 for a calendar-year entity).  Early adoption is permitted for all entities as of the beginning of an annual period. The guidance is to be applied using a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption.  We are currently analyzing the impact of ASU No. 2016-16 on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires entities to show the changes in total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The reconciliation can either be presented either on the face of the statement of cash flows or in the notes to the financial statements.  The new standard is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods therein and is to be applied retrospectively. Early adoption is permitted. We are currently analyzing the impact of ASU No. 2016-18 on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations,” which requires entities to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business.  The new standard is to be applied prospectively to any transactions occurring within the period of adoption and is effective for public business entities for fiscal years beginning after December 15, 2017.  Early adoption is permitted, including annual periods in which the financial statements have not been issued. We elected to early adopt ASU No. 2017-01 for the annual period ending December 31, 2016.  The adoption had no impact on our consolidated financial statements.

Note 2. Business Combination

Description of the Transaction

On June 1, 2016, pursuant to the Share Purchase Agreement, we completed the Acquisition, and acquired all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., since renamed Incyte Biosciences Luxembourg S.à.r.l., the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of ICLUSIG (ponatinib) in the European Union (“EU”) and other countries including Switzerland, Norway, Turkey, Israel and Russia (the “Territory”) in exchange for an upfront payment of $147.5 million, including customary working capital adjustments (the “Upfront Payment”).  ICLUSIG is approved in Europe for the treatment of patients with chronic myeloid leukemia and Philadelphia-positive acute lymphoblastic leukemia who are resistant to or intolerant of certain second generation BCR-ABL inhibitors and all patients who have the T3151 mutation. The acquisition of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l. includes a fully integrated and established pan-European team including medical, sales and marketing personnel.  The existing platform and infrastructure acquired is expected to further our strategic plan and accelerate the establishment of our operations in Europe.

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

In connection with the closing of the Acquisition, we entered into an Amended and Restated Buy-in License Agreement with ARIAD (the “License Agreement”).  Under the terms of the License Agreement, we were granted an exclusive license to develop and commercialize ICLUSIG in the Territory.  ARIAD is eligible to receive from us tiered royalties ranging between 32% and 50% on net sales of ICLUSIG in the Territory. The royalties are subject to reduction for certain events related to exclusivity and, if necessary, any third-party patent rights.  In addition, ARIAD is eligible to receive up to $135.0 million in potential future development and regulatory approval milestone payments for ICLUSIG in new oncology indications in the Territory (the “Milestones”), together with additional milestone payments for non-oncology indications, if approved, in the Territory.  Under our agreement with ARIAD, we have agreed to fund a portion of the ongoing ICLUSIG clinical studies OPTIC and OPTIC 2L, which are being conducted by ARIAD, by paying up to $7.0 million in both 2016 and 2017 (the “Development Costs”).

The terms of the License Agreement also include a limited option for a potential future acquirer of ARIAD to purchase the European development and commercialization rights to ICLUSIG from us (the “Buy-Back Provision”). Under these purchase terms, we would retain all EU infrastructure and be financially compensated.  Our financial compensation would include the repayment of the Upfront Payment and any Milestone or Development Costs payments made by us to ARIAD and an additional payment based upon the last 12 months of ICLUSIG sales booked by us. We would also be eligible to receive royalties of between 20% to 25% from an ARIAD acquirer on future sales of ICLUSIG in the Territory. The Buy-Back Provision cannot be exercised before two years nor after the sixth year from the effective date of the License Agreement. Following exercise of the Buy-Back Provision, there is a further transition period of one year before the provision can be made effective.  We concluded the Buy-Back Provision is not a derivative as it does not provide for explicit or implicit net settlement, cannot be readily settled net by a means outside of the contract, and does not provide for delivery of an asset that puts the recipient in a position that is not substantially different from net settlement. We also consider the probability of a potential future buyer exercising the Buy-Back Provision to be near zero and have concluded that any fair value assigned to this provision is de minimis.

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

The preliminary fair value of contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the Territory for both the approved third line treatment, as well as the second line treatment that is currently under development and is therefore contingent on future clinical results and European Medicines Agency (“EMA”) approval. The probability of technical success (“PTS”) of the second line indication was estimated at 25% based on the early stage of development and competitive market landscape, and the estimated future cash flows for the second line indication were probability weighted accordingly. The total projected cash flows of the third line and second line indications were estimated over 18 years, and discounted to present value using a discount rate of 10%. In addition, based on the believed limited effectiveness of ICLUSIG beyond the existing oncology indications, the fact that no development is currently ongoing for any new oncology or any non-oncology indications, and the lack of intention by us, ARIAD, or another market participant, to develop ICLUSIG in additional oncology or non-oncology indications, the fair value of any cash flows for any new oncology or non-oncology indication was determined to be nil.  The present value of the contingent consideration was $293.0 million as of the Acquisition date.

Assets Acquired and Liabilities Assumed

The Acquisition has been accounted for as a business combination under the acquisition method of accounting.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.  Due to the timing of the Acquisition, certain amounts are provisional and subject to change.  The provisional amounts consist primarily of the estimates relating to income taxes.  We will finalize these amounts as we obtain the information necessary to complete the measurement process.  Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the provisional amounts recognized at the acquisition date.  These changes could be significant.  We will finalize these amounts no later than one year from the acquisition date.

	Amounts	Measurement	Amounts
	Recognized as of	Period	Recognized as of
(estimated in thousands)	Acquisition Date(a)	Adjustments(b)	December 31, 2016
Current assets	$21,413	$(50)	$21,363
Property and equipment	850	—	850
Restricted cash	432	—	432
Intangible assets(c)	283,000	—	283,000
Total identifiable assets	305,695	(50)	305,645
Current liabilities	(15,720)	182	(15,538)
Other long term liabilities	(5,226)	—	(5,226)
Total liabilities assumed	(20,946)	182	(20,764)
Goodwill(d)	155,725	(132)	155,593
Total fair value of consideration transferred	$440,474	$—	$440,474

(a)As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

(b)The measurement period adjustments primarily reflect a change in working capital.

(c)As of the effective date of the Acquisition, identifiable intangible assets are required to be measured at fair value.  The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. We used an income approach to estimate the preliminary fair value of the intangibles which includes licensed intellectual property and IPR&D. The assumptions used to estimate the cash flows of the licensed intellectual property included a discount rate of 15%, estimated gross margins of 98%, income tax rates ranging from 7.8% in periods in which we have established tax holidays to 13.8% thereafter, and operating expenses consisting of direct costs based on the anticipated level of revenues as well as the $7.0 million of research and development cost sharing payments we owe in 2016 and 2017.  The assumptions used to estimate the cash flows of the IPR&D (which relates to the potential approval of ICLUSIG as a second line treatment) included a PTS of 25%, discount rate of 16%, estimated gross margins of 98%, income tax rates ranging from 7.8% in periods in which we have established tax holidays to 13.8% thereafter, and operating expenses consisting of direct costs based on the anticipated level of revenues as well as probability weighted milestone payments estimated for 2020 related to the clinical results and potential approval of ICLUSIG as a second line treatment. The licensed intellectual property has a weighted-average useful life of approximately 12.5 years and will be amortized using the straight-line method.  Amortization expense of the licensed intellectual property is recorded in cost of product revenues on the consolidated statement of operations. The IPR&D is an indefinite-lived intangible and will not be amortized until the completion or abandonment of the related research and development activities.

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

Acquisition-Related Costs

We have incurred to date $1.6 million of transaction costs directly related to the Acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services.  These costs have been expensed in selling, general and administrative costs on the consolidated statements of operations during the year ended December 31, 2016.

Revenue and Net Loss of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l.

The revenues of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l. for the period from the acquisition date to December 31, 2016 were $29.6 million and net loss was $48.7 million.  The net loss includes the effects of the Acquisition accounting adjustments and acquisition-related costs.

Pro Forma Impact of Business Combination

The following unaudited pro forma information presents condensed consolidated results of operations for the years ended December 31, 2016 and 2015, as if the Acquisition had occurred as of January 1, 2015 (in thousands).

	For the Year Ended
	December 31,
	2016	2015
Pro forma revenues	$1,148,006	$780,758
Pro forma net income (loss)	$102,619	$(69,892)

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

The unaudited pro forma information is not necessarily indicative of the results that would have been obtained if the Acquisition had occurred as of the beginning of the period presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings.  The unaudited pro forma information for the year ended December 31, 2016 includes $24.4 million of revenue recognized by ARIAD prior to the Acquisition that had been deferred in historic periods relating to the conclusion of pricing and reimbursement negotiations with the French National Health Authority.

Note 3. Marketable Securities

The following is a summary of our marketable security portfolio as of December 31, 2016 and 2015, respectively.

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2016
Debt securities (corporate and government)	$156,330	$—	$(127)	$156,203

December 31, 2015
Debt securities (corporate and government)	$187,153	$—	$(809)	$186,344

Our debt securities generally have contractual maturity dates of between 12 to 18 months.

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

Recurring Fair Value Measurements

Our marketable securities consist of investments in corporate debt securities and U.S. government securities that are classified as available-for-sale.

At December 31, 2016 and 2015 our Level 2 debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments.

The following fair value hierarchy table presents information about each major category of our financial assets  measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Cash and cash equivalents	$652,343	$—	$—	$652,343
Debt securities (corporate and government)	—	156,203	—	156,203
Long term investment (Note 6)	31,987	—	—	31,987
Total assets	$684,330	$156,203	$—	$840,533

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Contingent consideration (Note 2)	$—	$—	$301,000	$301,000
Total liabilities	$—	$—	$301,000	$301,000

The following is a rollforward of our Level 3 liabilities (in thousands):

Level 3
Balance at January 1, 2016	$—
Initial recognition of contingent consideration	293,000
Contingent consideration earned during the period but not yet paid	(4,139)
Payments made during the period	(5,283)
Change in fair value of contingent consideration	17,422
Balance at December 31, 2016	$301,000

The fair value of the contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the Territory for both the approved third line treatment, as well as the second line treatment that is currently under development and is therefore contingent on future clinical results and EMA approval.  The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The change in fair value of the contingent consideration during the period ending December 31, 2016 is due primarily to the passage of time as there were no other significant changes in the key assumptions used in the fair value calculation at the date of acquisition, including the discount rate utilized and the estimated future projections of ICLUSIG revenues.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Cash and cash equivalents	$521,439	$—	$—	$521,439
Debt securities (corporate and government)	—	186,344	—	186,344
Long term investment (Note 6)	35,248	—	—	35,248
Total assets	$556,687	$186,344	$—	$743,031

Net realized loss of $0.2 million and net realized gain of $1.8 million from the sale of marketable securities were included in “Interest and other income, net” on the consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively.

Non-Recurring Fair Value Measurements

Non-recurring fair value measurements during the year ended December 31, 2016 relate to the fair value of intangible assets and inventory acquired in the Acquisition which are discussed in further detail in Note 2.

Note 4. Concentrations of Credit Risk

In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total
	Contract Revenues for the
	Years Ended,
	December 31,
	2016	2015	2014
Collaboration Partner A	40%	83%	88%
Collaboration Partner B	60%	17%	12%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 23% and 39% of the accounts receivable balance as of December 31, 2016 and 2015, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI product revenues is as follows:

	Percentage of Total Net
	Product Revenues for the
	Years Ended,
	December 31,
	2016	2015	2014
Customer A	25%	28%	29%
Customer B	17%	19%	22%
Customer C	13%	13%	10%
Customer D	9%	9%	9%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 41% and 40% of the accounts receivable balance as of December 31, 2016 and 2015, respectively.

The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

Note 5. Inventory

Our inventory balance consists of the following:

	December 31,
	2016	2015
	(in thousands)
Raw materials	$109	$—
Work-in-process	15,084	17,555
Finished goods	4,106	1,783
	19,299	19,338
Inventories-current	4,106	1,783
Inventories-non-current	$15,193	$17,555

Inventories, stated at the lower of cost or market, consist of raw materials, work in process and finished goods. The ICLUSIG inventories acquired on June 1, 2016 totaling $4.0 million were recorded at fair value less costs to sell, and therefore, will result in a higher cost of ICLUSIG revenues over the period in which this inventory is sold, which is expected to be over a one year period from the acquisition date. At December 31, 2016, $4.1 million of inventory was classified as current on the consolidated balance sheets as we expect this inventory to be consumed for commercial use within the next twelve months. At December 31, 2016, $15.2 million of inventory was classified as non‑current on the consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

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

Note 6. License Agreements

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre‑specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD.  Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received in the aggregate $107.0 million for the achievement of development milestones, $215.0 million for the achievement of regulatory milestones and $20.0 million for the achievement of sales milestones through December 31, 2016.

During the year ended December 31, 2016, we recognized a $5.0 million payment in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States pursuant to the April 2016 amendment of this agreement and a $40.0 million regulatory milestone for the reimbursement of JAKAVI in Europe for the treatment of patients with polycythemia vera.  In 2015, we recognized a $5.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib for a third indication, a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea, a $15.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with polycythemia vera, and a $20.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $300.0 million.  In 2014, we recognized a $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe, a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer. In 2013, we recognized a $25.0 million development milestone under this agreement based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib. In 2012, we recognized a $40.0 million regulatory milestone payment under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of JAKAVI. In 2011, we recognized a $15.0 million development milestone under this agreement for the achievement of a predefined milestone in the Phase I dose‑escalation trial for capmatinib in patients with solid tumors and a $10.0 million regulatory milestone for the approval of JAKAFI in the United States. In 2010, we recognized $50.0 million in development milestones for the initiation of the global phase III trial, RESPONSE, in patients with polycythemia vera. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved.

We also are eligible to receive tiered, double‑digit royalties ranging from the upper‑teens to the mid‑twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single digits on future JAKAFI net sales within the United States. During the years ended December 31, 2016, 2015 and 2014, such royalties payable to Novartis on net sales within the United States totaled $36.8 million, $24.4 million and $2.2 million, respectively, and are reflected in cost of product revenues on the consolidated statements of operations. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At December 31, 2016 and December 31, 2015, $0.6 million and $0.3 million, respectively, of reimbursable costs were included in accounts receivable on the consolidated balance sheets. Research and development expenses for the years ended December 31, 2016, 2015 and 2014 were net of $0.7 million, $1.6 million, and $3.1 million respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $45.0 million, $65.0 million and $92.0 million, respectively, for the years ended December 31, 2016, 2015 and 2014. Included in the amounts for December 31, 2016, 2015 and 2014, were $45.0 million, $65.0 million and $92.0 million, respectively, in milestone payments received from Novartis.  At December 31, 2015, the $20.0 million sales milestone for annual net sales of a JAK licensed product was included in accounts receivable on the consolidated balance sheets.  In addition, for the years ended December 31, 2016, 2015 and 2014, respectively, we recorded $110.7 million, $74.8 million and $49.0 million, of product royalty revenues related to Novartis net sales of JAKAVI outside the United States. At December 31, 2016 and 2015, $33.3 million and $23.8 million, respectively, of product royalties were included in accounts receivable on the consolidated balance sheets.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back‑up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre‑specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received in the aggregate $99.0 million for the achievement of development milestones and $55.0 million for the achievement of regulatory milestones through December 31, 2016.

During the year ended December 31, 2016, we recognized a $35.0 million regulatory milestone for the submission of an NDA to the FDA for the approval of oral once-daily baricitinib for the treatment of moderately-to-severely active rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the Europe Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderately-to-severely active rheumatoid arthritis.  In 2012, we recognized a $50.0 million development milestone under this agreement for the achievement of a predefined milestone for the initiation of the rheumatoid arthritis Phase III program for baricitinib. In 2010, we recognized a $30.0 million development milestone payment based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone payment for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority.

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

Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $27.3 million, $36.0 million and $49.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co‑development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co‑development option. In addition, even if we have started co‑development funding for any indication, we can at any time opt out and stop future co‑development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro‑rated royalty commensurate with our contribution to the total co‑development cost for those indications for which we co‑funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product‑by‑product and country‑by‑country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co‑development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight line basis as revenue through December 2016, our estimated performance period under the agreement.  We completed our substantive performance obligation related to this arrangement in December 2016.

Contract revenue under the Lilly agreement was $67.5 million, $12.9 million and $12.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Lilly – Ruxolitinib

In March 2016, we entered into an amendment to the agreement with Lilly that amended the non-compete provision of the agreement to allow us to engage in the development and commercialization of ruxolitinib in the GVHD field. We paid Lilly an upfront payment of $35.0 million and Lilly is eligible to receive up to $40.0 million in additional regulatory milestone payments relating to ruxolitinib in the GVHD field. During the year ended December 31, 2016, the $35.0 million upfront payment was recorded in research and development expense in our consolidated statements of operations.

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

Agenus

In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly-owned subsidiary, 4-Antibody AG (now known as Agenus Switzerland Inc.), which we collectively refer to as Agenus. Under this agreement, the parties have agreed to collaborate on the discovery of novel immuno therapeutics using Agenus’ antibody discovery platforms. The agreement became effective on February 18, 2015, upon the expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976.

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

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. We own approximately 9% of the outstanding shares of Agenus Inc. common stock and conclude that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the years ended December 31, 2016 and 2015, we recorded an unrealized loss of $3.3 million and $4.6 million, respectively, based on the change in the market price of Agenus Inc.’s common stock from the date of purchase. For the nine months ended September 30, 2016, Agenus Inc. reported total revenues of $17.0 million and a net loss of $100.9 million within their consolidated financial statements. As of September 30, 2016, Agenus reported current assets of $109.5 million, noncurrent assets of $65.3 million, current liabilities of $34.8 million, and noncurrent liabilities of $161.0 million.

Research and development expenses for the years ended December 31, 2016 and 2015, also included $17.5 million and $14.4 million, respectively, of development costs incurred pursuant to the Agenus arrangement. At December 31, 2016, a total of $11.4 million of such costs were included in accrued and other liabilities on the consolidated balance sheet.

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

Research and development expenses for the years ended December 31, 2016 and 2015, also included $9.8 million and $0.5 million, respectively, of development costs incurred pursuant to the Hengrui agreement.

Note 7. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2016	2015
	(in thousands)
Office equipment	$9,243	$6,753
Laboratory equipment	37,203	31,296
Computer equipment	38,184	22,491
Land	4,125	—
Building and leasehold improvements	130,734	70,729
	219,489	131,269
Less accumulated depreciation and amortization	(51,810)	(45,263)
Property and equipment, net	$167,679	$86,006

Depreciation expense, including amortization expense of leasehold improvements, was $14.2 million, $11.3 million and $5.1 million for 2016, 2015 and 2014, respectively.

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

In September 2016, we entered into two agreements to purchase land and two buildings in Wilmington, Delaware for approximately $7.9 million. Pursuant to the terms of the agreements, we have up to a 120-day due diligence period to review specified documents and perform building inspections prior to closing.  The closing date is to be no later than 30 days after the due diligence period.

Note 8. Intangible Assets and Goodwill

Intangible Assets, Net

The components of intangible assets as of December 31, 2016 were as follows (in thousands, except for useful life):

	Weighted-	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP(1)	12.5	$271,000	$12,563	$258,437
Indefinite-lived intangible assets:
Acquired IPR&D(1)	N/A	12,000	—	12,000
		$283,000	$12,563	$270,437

(1) We acquired certain intangible assets as part of the Acquisition, as described further in Note 2.

Amortization expense was $12.6 million for the year ended December 31, 2016 and is recorded in cost of product revenues on the consolidated statement of operations.  Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D is as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter
Amortization expense	$21,536	$21,536	$21,536	$21,536	$21,536	$150,757

Goodwill

The changes to the carrying amount of goodwill for year ended December 31, 2016 were as follows (in thousands):

Goodwill
Balance, January 1, 2016	$—
Additions	155,725
Adjustments	(132)
Balance, December 31, 2016	$155,593

As described in Note 2, the allocations of the goodwill balance associated with the Acquisition and certain other adjustments are provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

Note 9. Convertible Notes

The components of the convertible notes are as follows (in thousands):

			Carrying Amount
	Interest Rates		December 31,
Debt	December 31, 2016	Maturities	2016	2015
0.375% Convertible Senior Notes due 2018	0.375%	2018	$340,916	$324,031
1.25% Convertible Senior Notes due 2020	1.25%	2020	310,565	295,862
			651,481	619,893
Less current portion			—	—
			$651,481	$619,893

Annual maturities of all convertible notes are as follows (in millions):

2017	$—
2018	375.0
2019	—
2020	374.8
2021	—
Thereafter	—
$749.8

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	December 31,
	2016		2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
0.375% Convertible Senior Notes due 2018	$340,916	$749,988	$324,031	$807,422
1.25% Convertible Senior Notes due 2020	310,565	761,300	295,862	816,123
	$651,481	$1,511,288	$619,893	$1,623,545

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

On November 14, 2013, we issued, in a private placement, $375.0 million aggregate principal amount of the 2018 Notes and $375.0 million aggregate principal amount of the 2020 Notes (together with the 2018 Notes, the “Notes”). Entities affiliated with Julian C. Baker, one of our directors and principal stockholders (the “Baker Entities”), purchased $250.0 million aggregate principal amount of the 2018 Notes and $250.0 million aggregate principal amount of the 2020 Notes in this private placement. As of December 31, 2016 and 2015, the Baker Entities owned $259.0 million and $274.5 million aggregate principal amounts of the 2018 and 2020 Notes, respectively. The 2018 Notes bear interest at a rate of 0.375% per annum and the 2020 Notes bear interest at a rate of 1.25% per annum, in each case payable semi‑annually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2014. The 2018 Notes will mature on November 15, 2018 and the 2020 Notes will mature on November 15, 2020, in each case unless earlier purchased or converted. We may not redeem the Notes prior to their relevant scheduled maturity dates.

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

On January 1, 2017, the Notes became convertible through at least March 31, 2017, based on the meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended December 31, 2016 as described in (1) above. Management’s intent is to settle any conversions of the Notes during this period in shares of our common stock and, therefore, the Notes are reflected in long term liabilities on the consolidated balance sheet at December 31, 2016.

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

The liability component of the 2018 Notes on the date of issuance was estimated at $299.4 million, and accordingly, the equity component on the date of issuance was $75.6 million. The discount on the 2018 Notes is being amortized to interest expense over the term of the 2018 Notes, using the effective interest method. The carrying value of the 2018 Notes was $340.9 million and $324.0 million, respectively (net of $34.1 million and $51.0 million of debt discount and issuance costs, respectively) at December 31, 2016 and December 31, 2015.

The liability component of the 2020 Notes on the date of issuance was estimated at $274.8 million, and accordingly, the equity component on the date of issuance was $100.2 million. The discount on the 2020 Notes is being amortized to interest expense over the term of the 2020 Notes, using the effective interest method. The carrying value of the 2020 Notes was $310.6 million and $295.9 million, respectively, (net of $64.2 million and $78.9 million debt discount and issuance costs, respectively) at December 31, 2016 and December 31, 2015.

The 4.75% Convertible Senior Notes due 2015 (the “2015 Notes”) became due on October 1, 2015 and prior to maturity bore interest at the rate of 4.75% per year, payable semi‑annually on April 1 and October 1. The remaining de minimis principal balance of the 2015 Notes that were not converted into common stock were repaid on their due date. We could not redeem the 2015 Notes prior to their scheduled maturity date. If we underwent a fundamental change, as defined in the indenture, subject to certain conditions, holders could have required us to repurchase their 2015 Notes at a purchase price equal to 100% of the principal amount being purchased, plus accrued and unpaid interest, up to the date of purchase. The 2015 Notes were convertible into shares of our common stock at an initial conversion rate of 113.9601 shares per $1,000 principal amount, equivalent to an initial conversion price of approximately $8.78 per share. In addition, if, and to the extent, a holder elected to convert any 2015 Notes in connection with a make‑whole fundamental change transaction, as defined in the indenture, we would, under certain circumstances, have been required to increase the applicable conversion rate by a number of additional shares of our common stock.

In addition, during 2015, certain holders of the 2015 Notes converted a total of $90.8 million in aggregate principal amount of the 2015 Notes for the shares of our common stock into which the 2015 Notes were convertible, aggregating 10.4 million shares. The Baker Entities converted $43.3 million in aggregate principal amount of the 2015 Notes for 4.9 million shares.

Note 10. Stockholders’ Deficit

Preferred Stock.  We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2016 and 2015. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

Common Stock.  We are authorized to issue 400,000,000 shares of common stock.

Stock Compensation Plans.  As of December 31, 2016, we had reserved a total of 14,102,319 shares of our common stock for future issuance related to our stock plans as described below.

2010 Stock Incentive Plan.  In May 2010 the Board of Directors adopted the 2010 Stock Incentive Plan, which was amended and restated in April 2013 (the “2010 Plan”) for issuance of common stock to employees, non‑employee directors, consultants, and scientific advisors. Options are granted to employees, consultants, and scientific advisors under the 2010 Plan, pursuant to a formula determined by our Board of Directors. All options are exercisable at the fair market value of the stock on the date of grant. Non‑employee director options expire after ten years.

In May 2012, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 12,553,475 to 16,553,475. In May 2013, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 16,553,475 to 21,753,475. In May 2014, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 21,753,475 to 24,753,475. In May 2016, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 24,753,475 to 30,753,475.

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to
		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2015	3,846,717	11,052,279	$33.55
Additional authorization	5,000,000	—	—
Options granted	(2,726,303)	2,726,303	$89.78
Options exercised	—	(2,065,452)	$20.54
Options cancelled	208,558	(208,558)	$77.99
Options expired	(1,834)	—	—
Balance at December 31, 2016	6,327,138	11,504,572	$48.40

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

Options to purchase a total of 7,995,735, 8,239,929 and 10,486,757 shares as of December 31, 2016, 2015 and 2014, respectively, were exercisable and vested. The aggregate intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 were $137.0 million, $416.3 million and $359.7 million, respectively. At December 31, 2016 the aggregate intrinsic value of options outstanding and vested options are $599.5 million and $596.5 million, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2016 for the 2010 Plan:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$2.80 - $14.72	1,221,654	1.11	$12.91	1,221,654	$12.91
$14.74 - $17.50	170,353	2.07	16.44	170,353	16.44
$17.79 - $17.79	1,263,344	2.00	17.79	1,263,344	17.79
$17.89 - $18.30	136,235	2.49	18.11	136,235	18.11
$18.32 - $18.32	2,199,881	3.01	18.32	2,199,881	18.32
$18.97 - $52.31	1,221,333	3.74	33.14	1,195,831	32.81
$52.59 - $72.86	1,048,148	4.25	64.41	922,536	63.95
$73.21 - $73.21	1,250,405	5.66	73.21	607,603	73.21
$73.29 - $84.53	1,167,246	9.06	82.56	60,177	77.08
$85.00 - $128.21	1,825,973	6.87	97.01	218,121	104.77
	11,504,572			7,995,735

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

Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one‑sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of December 31, 2016, a total of 133,333 RSUs granted to Mr. Hoppenot vested and were released, leaving 266,667 RSUs outstanding.

We did not grant any PSUs during the year ended December, 31, 2016.  We granted a total of 55,326 PSUs during the year ended December 31, 2014.  At December 31, 2016, we have recognized stock compensation expense for these awards if the performance conditions were deemed probable of achievement at that date.  For PSUs containing performance conditions which have not been deemed probable of achievement at December 31, 2016, no stock compensation expense has been recognized for these awards.  The actual number of shares of our common stock into which each PSU will convert is at a multiplier of 100% based on the performance conditions achieved as of December 31, 2016.

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

RSU and PSU award activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2015	834,433	565,567	—
Additional authorization	1,000,000	—	—
RSUs granted	(739,076)	739,076	$85.70
RSUs cancelled	48,847	(48,847)	$76.11
PSUs cancelled	1,948	(1,948)	$64.55
RSUs released	—	(7,278)	$78.49
Balance at December 31, 2016	1,146,152	1,246,570	—

Employee Stock Purchase Plan.  On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan (the “ESPP”). Each regular full‑time and part‑time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 126,648, 194,453 and 193,657 shares under the ESPP in 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014 we recorded stock compensation expense of $2.4 million, $2.4 million and $1.9 million, respectively, as the ESPP is considered compensatory under the FASB stock compensation rules. As of December 31, 2016, 1,084,510 shares remain available for issuance under the ESPP.

Note 11. Stock Compensation

We recorded $96.2 million, $69.9 million and $62.2 million, respectively, of stock compensation expense for the years ended December 31, 2016, 2015 and 2014. We utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted‑average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	For the Year Ended			For the Year Ended
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Average risk-free interest rates	1.30%	1.35%	1.21%	0.90%	0.81%	0.55%
Average expected life (in years)	4.99	5.03	4.54	0.50	0.50	0.50
Volatility	50%	49%	51%	48%	55%	48%
Weighted-average fair value (in dollars)	39.35	34.55	25.65	18.82	16.26	9.56

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

Total compensation cost of options granted but not yet vested, as of December 31, 2016, was $62.9 million, which is expected to be recognized over the weighted average period of 1.3 years. Total compensation cost of RSUs granted but not yet vested, as of December 31, 2016, was $51.1 million, which is expected to be recognized over the weighted average period of 1.6 years.

Note 12. Income Taxes

We are subject to U.S. federal, state and foreign corporate income taxes. The provision for income taxes is based on income (loss) before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S.	$272,574	$110,560	$(48,506)
Non-U.S.	(165,170)	(103,004)	(41)

Income (loss) before income taxes	$107,404	$7,556	$(48,547)

Our provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
State	$2,700	$1,025	$(66)
Foreign	482	—	—
Total provision (benefit) for income taxes	$3,182	$1,025	$(66)

A reconciliation of income taxes at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Provision (benefit) at U.S. federal statutory rate	$37,591	$2,645	$(16,992)
Unbenefitted net operating losses and tax credits	(47,410)	(29,424)	13,432
Non-deductible amortization of debt discount	—	1,087	2,294
Non-deductible interest expense	—	122	1
Excess tax benefits related to share-based compensation	(29,541)	—	—
Foreign tax rate differential	39,975	21,443	—
Non-deductible officer compensation	2,061	4,696	830
Other	506	456	369
Provision (benefit) for income taxes	$3,182	$1,025	$(66)

The foreign tax rate differential in the table above reflects the impact of operations in jurisdictions with tax rates that differ from the U.S. federal statutory rate. Due to the adoption of ASU No. 2016-09, excess tax benefits from share-based award activity for the year ended December 31, 2016 are reflected as a reduction of the provision for income taxes, whereas they previously were recognized in equity.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$481,155	$329,984
Federal and state research credits	250,324	201,151
Capitalized research and development	18,618	13,017
Deferred revenue and accruals	9,882	11,212
Non-cash compensation	56,370	39,034
Contingent consideration	32,500	—
Deferred financing obligation	—	20,328
Other	19,533	3,125
Total gross deferred tax assets	868,382	617,851
Less valuation allowance for deferred tax assets	(820,233)	(542,936)
Net deferred tax assets	$48,149	$74,915

Deferred tax liabilities:
Property and equipment	$(7,761)	$(25,787)
Intangibles, net	(5,337)
Equity component of 2018 Notes and 2020 Notes	(35,051)	(49,128)
Total gross deferred tax liabilities	(48,149)	(74,915)
Net deferred income taxes	$—	$—

As of December 31, 2016, the Company has NOL carryforwards, research and development credit carryforwards and orphan drug tax credit carryforwards as follows (in thousands):

	Amount	Expiring if not utilized
Net operating loss carryforwards
Federal	$1,234,332	2024 through 2036
State	503,400	2024 through 2036
Foreign	252,614	2020 through 2023
Research and development credit carryforwards
Federal	122,579	2018 through 2036
State	21,253	Indefinite
Orphan drug tax credit carryforwards	126,172	2029 through 2036

Our ability to utilize our federal and state NOLs may be limited under Internal Revenue Code Section 382 (“Section 382”). Section 382 imposes annual limitations on the utilization of NOL carryfowards and other tax attributes upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). We have completed a Section 382 analysis through the year ended December 31, 2015. Based on this analysis, our NOLs and other tax attributes accumulated through 2015 should not be limited under Section 382. We have not updated our analysis through 2016.

In January 2015, we licensed certain intellectual property rights related to our non-partnered clinical programs to our wholly-owned subsidiary in Switzerland. Although the license of intellectual property rights did not result in any gain or loss in the condensed consolidated statements of operations, the transaction generated a taxable gain in the U.S., and we are utilizing available federal and state net operating loss, or NOL, carryforwards to offset the majority of this gain. Any taxes incurred related to intercompany transactions are treated as prepaid tax in our condensed consolidated balance sheets and amortized to income tax expense over the life of the intellectual property.   Cash taxes paid related to this intercompany transaction were immaterial.

In January 2016, the Delaware Competes Act (the “Act”) was enacted by the State of Delaware, which changes the corporate income tax apportionment formula to a single sales factor apportionment formula by 2020.  As a qualified Delaware headquarter company under the Act, we plan to elect single sales factor beginning in 2017. Our Delaware deferred tax assets have been reduced by $55.1 million as of December 31, 2016 to reflect this election, with a corresponding decrease in the valuation allowance on these deferred tax assets.  However the election has no impact on the gross amount of NOL carryforwards available for future use in Delaware.

The valuation allowance for deferred tax assets increased by approximately $277.3 million during the year ended December 31, 2016, decreased by approximately $126.2 million during the year ended December 31, 2015 and increased by approximately $42.2 million during the year ended December 31, 2014.  During 2016, the valuation allowance increased by $325.6 million related to the creation of a valuation allowance against deferred tax assets associated with the accumulated excess tax benefits from stock compensation upon the early adoption of ASU No. 2016-09 in the first quarter of 2016.  This increase was partially offset by a reduction of $55.1 million related to the valuation allowance against Delaware deferred tax assets, which were reduced due to the law change discussed above.

Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable.  Such assessment is required on a jurisdiction-by-jurisdiction basis.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based upon the Company’s analysis of its historical operating results, as well as projections of the Company’s future taxable income (losses) during the periods in which the temporary differences will be recoverable, management believes the uncertainty regarding the realization of its U.S. and Swiss net deferred tax assets requires a full valuation allowance against such net assets as of December 31, 2016. When performing our assessment on projections of future taxable income (losses), we consider factors such as the likelihood of regulatory approval and commercial success of products currently under development, among other factors.

The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized and not subject to valuation allowances, we would recognize a tax benefit of $10.8 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$836	$—
Additions related to prior periods tax positions	6,740	—
Additions related to current period tax positions	2,652	836
Acquisitions	570	—
Balance at end of year	$10,798	$836

Our policy is to recognize interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. As of December 31, 2016 and 2015, we accrued interest and penalties of $0.3 million and $0.0 million, respectively.  Due to NOL and tax credit carry forwards that remain unutilized, U.S. federal and state income tax returns remain subject to examination for three years after utilization of that year’s NOL carryforward.  The earliest year which generated an NOL included in our current NOL carryforward is 2004 for U.S. federal tax purposes.  All tax years for our foreign subsidiaries are open to audit in their respective jurisdictions.

Note 13. Net Income (Loss) Per Share

Our basic net income (loss) per share is computed by dividing the net income (loss) by the number of weighted average common shares outstanding during the period. Our diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period assuming potentially dilutive common shares of stock options, RSUs and common shares issuable upon conversion of the 2015 Notes, 2018 Notes and 2020 Notes using the if-converted method.  Common shares issuable upon conversion of the 2015 Notes, 2018 Notes and 2020 Notes were excluded from the diluted net income (loss) per share computation for all periods presented as their share effect was anti-dilutive.

Net income (loss) per share was calculated as follows for the periods indicated:

	Year Ended
	December 31,
(in thousands, except per share data)	2016	2015	2014
Basic Net Income (Loss) Per Share
Basic net income (loss)	$104,222	$6,531	$(48,481)
Weighted average common shares outstanding	187,873	179,601	167,947

Basic net income (loss) per share	$0.55	$0.04	$(0.29)
		0	0
Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$104,222	$6,531	$(48,481)
Weighted average common shares outstanding	187,873	179,601	167,947

Dilutive stock options and RSU’s	6,252	7,701	—

Weighted average shares used to compute diluted net income (loss) per share	194,125	187,302	167,947

Diluted net income (loss) per share	$0.54	$0.03	$(0.29)

The potential common shares that were excluded from the diluted net income (loss) per share computation are as follows:

	2016	2015	2014
Outstanding stock options and awards	2,792,424	494,468	15,453,520
Common shares issuable upon conversion of the 2015 Notes (1)	—	—	10,353,416
Common shares issuable upon conversion of the 2018 Notes	7,245,149	7,245,263	7,245,263
Common shares issuable upon conversion of the 2020 Notes	7,241,284	7,241,361	7,245,263
Total potential common shares excluded from diluted net loss per share computation	17,278,857	14,981,092	40,297,462

(1)	In October 2015, the remaining 2015 Notes were due and all but a de minimus principal amount were converted into common stock.

Note 14. Employee Benefit Plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all domestic employees and defined contribution plans for other Incyte employees in Europe. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $6.6 million, $2.9 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Included in the 2016 defined contribution expense is $0.3 million of expense related to matching contributions under the European defined contribution plans.

Defined Benefit Pension Plans

In connection with the Acquisition, we assumed a defined benefit pension plan for the former ARIAD employees.  In addition, we established another defined benefit pension plan for other Incyte employees in Europe. The pension plans provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The pension plans assumptions reflect the expected investment return and discount rate on plan assets and disability rate probabilities. The benefit obligation at December 31, 2016 for the plans was determined using a discount rate of 0.75% and rate of compensation increase of 1.50%.  The 2016 net periodic benefit cost for the plans was determined using a discount rate of 0.75%, rate of compensation increase of 1.50% and long-term expected return on plan assets of 0.75%.

Summarized information regarding changes in the obligations and plan assets, the funded status and the amounts recorded as of December 31, 2016 were as follows (in thousands):

2016
Benefit obligation, beginning of year	$—
Benefit obligations acquired / established	17,591
Employer service cost	1,225
Interest cost	76
Plan participants' contributions	536
Actuarial loss	2,249
Benefit payments from fund	2,548
Expenses paid from assets	(20)
Translation gain	(418)
Benefit obligation, end of year	23,787

Fair value of plan assets, beginning of year	—
Fair value of plan assets acquired / established	12,598
Actual return on plan assets	100
Employer contributions	1,323
Plan participants' contributions	536
Benefit payments from fund	2,548
Expenses paid from assets	(20)
Translation gain	(386)
Fair value of plan assets, end of year	16,699

Unfunded liability, end of year	$7,088

The unfunded liability is reported in other liabilities on the consolidated balance sheet as of December 31, 2016.

The net periodic benefit cost for the year ended December 31, 2016 was as follows (in thousands):

2016
Service cost	$1,225
Interest cost	76
Expected return on plan assets	(59)
Net periodic benefit cost	$1,242

Other changes in the plans assets and the benefit obligation that is recognized in accumulated other comprehensive income (loss) for the year ended December 31, 2016 were as follows (in thousands):

2016
Pension liability in other comprehensive income (loss), beginning of year	$—
Plan change	506
Net loss	2,244
Pension liability in other comprehensive income (loss), end of year	$2,750

The prior service cost for the pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $0.2 million.

We expect to contribute a total of $1.9 million to the pension plans in 2017.  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2017	$925
2018	977
2019	1,014
2020	1,037
2021	1,198
2022-2026	6,071
Total	$11,222

Note 15. Commitments and Contingencies

Rent expense for all leases for the years ended December 31, 2016, 2015 and 2014, was approximately $5.4 million, $1.3 million and $7.0 million, respectively.

As of December 31, 2016, future non‑cancelable minimum payments under operating, direct financing and capital leases, were as follows:

Year Ended December 31,	Operating Leases	Capital Lease
	(in millions)	(in millions)
2017	$7.9	$0.5
2018	5.6	0.5
2019	1.8	0.1
2020	1.0	—
2021	0.6	—
Thereafter	1.9	—
Total minimum lease payments	$18.8	$1.1

We lease approximately 160,000 square feet of office space in Chadds Ford, Pennsylvania and approximately 28,000 square feet of additional office space in Wilmington, Delaware.

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

Note 16. Segment Information

We currently operate in one operating business segment focused on the discovery, development and commercialization of proprietary therapeutics. Our chief operating decision-maker manages the operations of our company as a single operating segment. We do not operate in any material separate lines of business or separate business entities with respect to our products or product development.

During the year ended December 31, 2016, total revenues generated by subsidiaries in the United States was $1.1 billion and total revenues generated from subsidiaries in Europe was $29.6 million.  All revenues were generated in the United States in 2015 and 2014.  For the year ended December 31, 2016, product revenues, net consisted of $852.8 million of JAKAFI product revenues, net and $29.6 million of ICLUSIG product revenues, net.  As of December 31, 2016, property and equipment, net was approximately $165.0 million in the United States and approximately $2.7 million in Europe. As of December 31, 2015, property and equipment, net in Europe was immaterial.

Note 17. Interim Consolidated Financial Information (Unaudited)

	Fiscal 2016 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues(1)	$263,464	$246,288	$269,469	$326,498
Net income	$24,047	$34,425	$36,877	$8,873
Basic net income per share	$0.13	$0.18	$0.20	$0.05
Diluted net income per share	$0.12	$0.18	$0.19	$0.05
Shares used in computation of basic net income per share	187,184	187,682	188,029	188,598
Shares used in computation of diluted net income per share	192,625	193,015	194,265	195,187

	Fiscal 2015 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues(2)	$159,275	$162,984	$187,611	$243,881
Net income (loss)	$(18,359)	$9,294	$(39,582)	$55,178
Basic net income (loss) per share	$(0.11)	$0.05	$(0.22)	$0.30
Diluted net income (loss) per share	$(0.11)	$0.05	$(0.22)	$0.29
Shares used in computation of basic net income (loss) per share	172,070	178,676	181,387	186,269
Shares used in computation of diluted net income (loss) per share	172,070	186,493	181,387	193,367

(1)

The quarter ended March 31, 2016 includes $183.3 million of product revenues, net, relating to JAKAFI. The quarters ended June 30, 2016, September 30, 2016 and December 31, 2016 include $212.1 million, $236.6 million and $250.4 million, respectively, of product revenues, net, relating to JAKAFI and ICLUSIG. The quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 include $21.9 million, $26.0 million, $29.6 million and $33.2 million, respectively of product royalty revenues related to the sale of JAKAVI outside the United States. In November 2009 and December 2009, we entered into collaborative research and license agreements with Novartis and Lilly, respectively. The quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 include $58.2 million, $8.2 million, $3.2 million and $42.9 million, respectively of contract revenues relating to these agreements.

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

Note 18. Subsequent Events

Merus

In December 2016, we entered into a Collaboration and License Agreement with Merus N.V. Under this agreement, which became effective in January 2017, the parties have agreed to collaborate with respect to the research, discovery and development of bispecific antibodies utilizing Merus’ technology platform.  The collaboration encompasses up to eleven independent programs, including two of Merus’ current preclinical immuno-oncology discovery programs.  We received exclusive development and commercialization rights outside of the United States to products and product candidates resulting from one of Merus’ current preclinical discovery programs, referred to as “Program 1.”  We also received worldwide exclusive development and commercialization rights to products and product candidates resulting from the other current Merus preclinical discovery program that is subject to the collaboration and to up to nine additional programs.  Merus retained exclusive development and commercialization rights in the United States to products and product candidates resulting from Program 1 and options, subject to certain conditions, to co-fund development of products resulting from two other programs in exchange for a share of profits in the United States.  Merus will also have the right to participate in a specified proportion of detailing activities in the United States for one of those co-developed programs.  Should Program 1 fail to successfully complete IND-enabling toxicology studies, Merus would be granted an additional option to co-fund development of a program in exchange for a share of profits in the United States.  All costs related to the collaboration are subject to joint research and development plans.  Each party will share equally the costs of mutually agreed global development activities for Program 1, and fund itself any independent development activities in its territory. We will be responsible for all research, development and commercialization costs relating to all other programs, subject to Merus’ election to co-fund development and co-detail described above.  If Merus exercises its co-funding option for a program, Merus would be responsible for funding 35% of the associated future global development costs and, for certain of such programs, would be responsible for reimbursing us for certain development costs incurred prior to the option exercise.  All products as to which Merus has exercised its option to co-fund development would be subject to joint development plans and overseen by a joint development committee, but we will have final determination as to such plans in cases of dispute.

We have agreed to pay Merus an upfront non-refundable payment of $120 million.  For each program as to which Merus does not have commercialization or co-development rights, Merus will be eligible to receive up to $100 million in future contingent development and regulatory milestones and up to $250 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales.  For each program as to which Merus exercises its option to co-fund development, Merus will be eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States.  If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to non-co-developed programs and, depending on the stage at which Merus chose to cease co-funding development costs, additional royalties ranging up to 4% of net sales in the United States.  For Program 1, we and Merus will each be eligible to receive tiered royalties on net sales in the other party’s territory at rates ranging from 6% to 10%.

The Merus agreement will continue on a program-by-program basis until we have no royalty payment obligations with respect to such program or, if earlier, the termination of the agreement or any program in accordance with the terms of the agreement.  The agreement may be terminated in its entirety or on a program-by-program basis by us for convenience.  The agreement may also be terminated by either party under certain other circumstances, including material breach, as set forth in the agreement.  If the agreement is terminated with respect to one or more programs, all rights in the terminated programs revert to Merus, subject to payment to us of a reverse royalty of up to 4% on sales of future products, if Merus elects to pursue development and commercialization of products arising from the terminated programs.

In addition, in December 2016, we entered into a Share Subscription Agreement with Merus, pursuant to which in January 2017 we purchased 3,200,000 common shares of Merus for an aggregate purchase price of $80 million in cash, or $25.00 per share.  We agreed to certain standstill provisions whereby we are obligated to refrain from taking certain actions with respect to Merus or Merus’ common shares. The standstill provisions are subject to certain exceptions, including an exception that allows us to maintain our percentage ownership following equity financings by Merus. We also agreed, subject to limited exceptions, not to sell or otherwise transfer any of our Merus shares for a period, referred to as the Lock-Up Period, ending on the earlier of 18 months after the closing date of the sale of the Shares or the end of the standstill period.  In addition, if the standstill period has not been terminated earlier upon the occurrence of certain events, for a period of three years after the Lock-Up Period, we will be restricted from selling or otherwise transferring more than one-third of our Merus shares during any 12-month period or 10% of our Merus shares during any three-month period, unless Merus consents otherwise.  We have further agreed that during the standstill period, we will vote all of our Merus shares in accordance with the recommendation of a majority of Merus’ supervisory board.  However, we may vote our Merus shares at our own discretion for certain extraordinary matters, including a change in control of Merus.  Merus has agreed to customary resale registration rights with respect to our Merus shares; however, any such resales will be subject to the Lock-Up Period and volume limitations on sale and transfer described above.

Calithera

In January 2017, we entered into a Collaboration and License Agreement with Calithera Biosciences, Inc. Under this agreement, we received an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors, including CB-1158, which is currently in phase I clinical trials, for hematology and oncology indications. We have agreed to co-fund 70% of the global development costs for the development of the licensed products for hematology and oncology indications. Calithera will have the right to conduct certain clinical development under the collaboration, including combination studies of a licensed product with a proprietary compound of Calithera. We will be entitled to 60% of the profits and losses from net sales of licensed product in the United States, and Calithera will have the right to co-detail licensed products in the United States, and we have agreed to pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products outside the United States. Calithera may opt out of its co-funding obligation, in which case the U.S. profit sharing will no longer be in effect, and we have agreed to pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the United States and outside the United States, and additional royalties to reimburse Calithera for previously incurred development costs.

Calithera retains rights to certain arginase inhibitors that are not part of the collaboration for specific orphan indications outside of hematology and oncology, subject to our rights to negotiate a license for any such programs under specified circumstances if Calithera elects to out-license them.

In January 2017, we paid Calithera an upfront license fee of $45.0 million and have agreed to pay potential development, regulatory and sales milestone payments of over $430.0 million if the profit share is in effect, or $750.0 million if the profit share terminates.

The Calithera agreement will continue on a product-by-product and country-by-country basis for so long as we are developing or commercializing products in the United States (if the parties are sharing profits in the United States) and until we have no further royalty payment obligations, unless earlier terminated according to the terms of the agreement. The agreement may be terminated in its entirety or on a product-by-product and/or a country-by-country basis by us for convenience. The agreement may also be terminated by us for Calithera’s uncured material breach, by Calithera for our uncured material breach and by either party for bankruptcy or patent challenge. If the agreement is terminated early with respect to one or more products or countries, all rights in the terminated products and countries revert to Calithera.

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1,720,430 common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share. Under the Stock Purchase Agreement, we have certain rights to participate in future stock issuances. Incyte will have this participation right until the earlier of (i) January 27, 2019 or (ii) expiration of the Term (as defined in the Collaboration and License Agreement). Incyte has also agreed not to sell or otherwise transfer any of the shares for a period ending 180 days after the closing date of the sale of the Shares, subject to customary exceptions.

Lilly

In January 2017, we exercised our co-development option in psoriatic arthritis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority, in exchange for increased tiered royalties. We also exercised our co-development options in both atopic dermatitis and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications.

In February 2017, the European Commission approved baricitinib for the treatment of moderate to severe active rheumatoid arthritis in adult patients and we will record a $65.0 million regulatory milestone payment in the first quarter of 2017.

Agenus

In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly-owned subsidiary, 4-Antibody AG, which we collectively refer to as Agenus. Under this agreement, the parties have agreed to collaborate on the discovery of novel immuno-therapeutics using Agenus’ antibody discovery platforms. In February 2017, we and Agenus amended this agreement.

Under the terms of this agreement, as amended, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG-3 and TIM-3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration, and in November 2015, three more targets were added. Targets may be designated profit-share programs, where all costs and profits are shared equally by us and Agenus, or royalty-bearing programs, where we are responsible for all costs associated with discovery, preclinical, clinical development and commercialization activities. The programs relating to GITR and OX40 and two of the undisclosed targets were profit-share programs until February 2017, while the other targets currently under collaboration are royalty-bearing programs.  The February 2017 amendment converted the programs relating to GITR and OX40 to royalty-bearing programs and removed from the collaboration the profit-share programs relating to the two undisclosed targets, with one reverting to us and one reverting to Agenus.  Should any of those removed programs be successfully developed by a party, the other party will be eligible to receive the same milestone payments as the royalty-bearing programs and royalties at a 15% rate on global net sales. There are currently no profit-share programs.  For each royalty-bearing product other than GITR and OX40, Agenus will be eligible to receive tiered royalties on global net sales ranging from 6% to 12%.  For GITR and OX40, Agenus will be eligible to receive 15% royalties on global net sales. Under the February 2017 amendment, we paid Agenus $20.0 million in accelerated milestones relating to the clinical development of the GITR and OX40 programs.  Agenus is eligible to receive up to an additional $510.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.  The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach.

In connection with entering into the Agenus agreement, in January 2015, we purchased approximately 7.76 million shares of Agenus Inc. common stock for an aggregate purchase price of $35.0 million in cash, or approximately $4.51 per share.  We agreed to certain standstill provisions under the license agreement as described in Note 6 of Notes to Consolidated Financial Statements. In February 2017, in connection with amending the Agenus agreement, we purchased 10.0 million shares of Agenus Inc. common stock for an aggregate purchase price of $60.0 million in cash, or $6.00 per share.

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

Changes in internal control over financial reporting.    On June 1, 2016, we acquired all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l.  We are in the process of integrating the acquired ARIAD entities and our management is in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration.  Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended December 31, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s annual report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. We excluded ARIAD Pharmaceuticals (Luxembourg) S.à.r.l., since renamed Incyte Biosciences Luxembourg S.à.r.l., from our assessment of internal control over financial reporting as of December 31, 2016 because it was acquired in a business combination during 2016. Incyte Biosciences Luxembourg S.à.r.l. is a wholly owned subsidiary whose total assets represent approximately 28% of consolidated total assets as of December 31, 2016, and whose total revenues represent approximately 3% of consolidated total revenues for the year ended December 31, 2016. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Incyte Corporation

We have audited Incyte Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Incyte Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l., since renamed Incyte Biosciences Luxembourg S.à.r.l., which is included in the 2016 consolidated financial statements of Incyte Corporation and constituted 28%  of total assets as of December 31, 2016 and 3%  of total revenues for the year then ended. Our audit of internal control over financial reporting of Incyte Corporation also did not include an evaluation of the internal control over financial reporting of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l.

In our opinion, Incyte Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Incyte Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive  income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016 of Incyte Corporation and our report dated February 14, 2017 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Philadelphia, Pennsylvania

February 14, 2017

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders to be held on May 26, 2017 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

10.1#	1991 Stock Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009).

Exhibit Number	Description of Document
10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S‑1 (File No. 33‑68138)).
10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S‑1 (File No. 33‑68138)).
10.4#	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009).
10.5#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed May 27, 2016).
10.6#

Form of Stock Option Agreement for Executive Officers under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.7#

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

10.10#

Form of Restricted Stock Unit Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014).

10.11#

Form of Performance Share Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014).

10.12#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S‑1 (File No. 33‑68138)).
10.13#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2016).
10.14#

Form of Employment Agreement between the Company and Barry P. Flannelly (effective as of August 11, 2014), David W. Gryska (effective as of October 31, 2014), Steven H. Stein (effective as of March 2, 2015), and Vijay K. Iyengar (effective as of May 9, 2016) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012).

10.15#

Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and Reid M. Huber, Richard S. Levy, Eric H. Siegel, Paula J. Swain and Wenqing Yao (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012).

10.16#

Offer of Employment Letter, dated as of January 3, 2014, from the Company to Hervé Hoppenot (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed January 13, 2014).

10.16.1#	Employment Agreement between the Company and Hervé Hoppenot dated as of January 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed January 13, 2014).
10.16.2#

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

Exhibit Number	Description of Document
10.18†

Collaborative Research and License Agreement dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2005).

10.19†

Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009).

10.20†

Amendment, dated as of April 5, 2016, to Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

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

10.20.3†

Third Amendment, entered into effective March 31, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.20.4†*

Fourth Amendment, entered into effective December 13, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company.

10.21†

License, Development and Commercialization Agreement, entered into as of January 9, 2015, by and between the Company, Incyte Europe S.a.r.l. (a wholly owned subsidiary of the Company), Agenus, Inc. and 4-Antibody AG (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.22

Stock Purchase Agreement, entered into as of January 9, 2015, between the Company and Agenus, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.23†

License and Collaboration Agreement, dated as of September 1, 2015, by and between Incyte Europe S.à.r.l. and Jiangsu Hengrui Medicine Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.24†

Share Purchase Agreement, dated as of May 9, 2016, by and among Incyte Europe S.à.r.l., ARIAD Pharmaceuticals (Cayman) L.P., ARIAD Pharmaceuticals, Inc., as guarantor, and the Company, as guarantor (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.25†

Amended and Restated Buy-In License Agreement, dated as of June 1, 2016, between ARIAD Pharmaceuticals, Inc., ARIAD Pharmaceuticals (Europe) S.à.r.l. and the Company, as guarantor (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2016).

10.26†*	Collaboration and License Agreement, dated December 20, 2016, by and between the Company and Merus N.V.
10.27†*	Share Subscription Agreement, dated December 20, 2016, by and between the Company and Merus N.V.
10.28

Letter Agreement dated September 24, 2009 among the Company and the entities named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed September 30, 2009).

10.29

Letter Agreement dated November 7, 2013 among the Company and the entities named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed November 14, 2013).

Exhibit Number	Description of Document
10.30

Registration Rights Agreement, dated as of February 12, 2016, between the Company and 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.31†

Lease Agreement by and between the Company and Augustine Land I, L.P., effective October 4, 2013 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013).

10.32

Agreement of Sale between Incyte Corporation and Augustine Land II, L.P., dated August 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2015).

12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 129 of this Form 10‑K).
31.1*	Rule 13a‑14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a‑14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

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

(c)Financial Statements and Schedules

Reference is made to Item 15(a)(2) above.

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCYTE CORPORATION
By:	/s/	Hervé Hoppenot

Hervé Hoppenot
Chairman, President, and Chief Executive Officer

Date: February 14, 2017

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

Signature	Title	Date
/s/ Hervé Hoppenot	Chairman, President, and Chief Executive Officer (Principal Executive Officer) and Director	February 14, 2017
Hervé Hoppenot

/s/ David W. Gryska	Chief Financial Officer (Principal Financial Officer)	February 14, 2017
David W. Gryska

/s/ Paul Trower	VP, Finance (Principal Accounting Officer)	February 14, 2017
Paul Trower

/s/ Julian C. Baker	Director	February 14, 2017
Julian C. Baker

/s/ Jean‑Jacques Bienaime	Director	February 14, 2017
Jean‑Jacques Bienaimé

/s/ Paul A. Brooke	Director	February 14, 2017
Paul A. Brooke

/s/ Paul J. Clancy	Director	February 14, 2017
Paul J. Clancy

/s/ Wendy L. Dixon	Director	February 14, 2017
Wendy L. Dixon

/s/ Paul A. Friedman	Director	February 14, 2017
Paul A. Friedman

EXHIBIT INDEX

Exhibit Number	Description of Document
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

10.1#	1991 Stock Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009).
10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S‑1 (File No. 33‑68138)).
10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S‑1 (File No. 33‑68138)).
10.4#	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009).
10.5#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed May 27, 2016).
10.6#

Form of Stock Option Agreement for Executive Officers under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.7#

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

10.10#

Form of Restricted Stock Unit Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014).

10.11#

Form of Performance Share Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014).

10.12#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S‑1 (File No. 33‑68138)).
10.13#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2016).

10.14#

Form of Employment Agreement between the Company and Barry P. Flannelly (effective as of August 11, 2014), David W. Gryska (effective as of October 31, 2014), Steven H. Stein (effective as of March 2, 2015), and Vijay K. Iyengar (effective as of May 9, 2016) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012).

10.15#

Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and Reid M. Huber, Richard S. Levy, Eric H. Siegel, Paula J. Swain and Wenqing Yao (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012).

10.16#

Offer of Employment Letter, dated as of January 3, 2014, from the Company to Hervé Hoppenot (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed January 13, 2014).

10.16.1#	Employment Agreement between the Company and Hervé Hoppenot dated as of January 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed January 13, 2014).
10.16.2#

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

10.18†

Collaborative Research and License Agreement dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2005).

10.19†

Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009).

10.20†

Amendment, dated as of April 5, 2016, to Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

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

10.20.3†

Third Amendment, entered into effective March 31, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.20.4†*

Fourth Amendment, entered into effective December 13, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company.

10.21†

License, Development and Commercialization Agreement, entered into as of January 9, 2015, by and between the Company, Incyte Europe S.a.r.l. (a wholly owned subsidiary of the Company), Agenus, Inc. and 4-Antibody AG (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.22

Stock Purchase Agreement, entered into as of January 9, 2015, between the Company and Agenus, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.23†

License and Collaboration Agreement, dated as of September 1, 2015, by and between Incyte Europe S.à.r.l. and Jiangsu Hengrui Medicine Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.24†

Share Purchase Agreement, dated as of May 9, 2016, by and among Incyte Europe S.à.r.l., ARIAD Pharmaceuticals (Cayman) L.P., ARIAD Pharmaceuticals, Inc., as guarantor, and the Company, as guarantor (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.25†

Amended and Restated Buy-In License Agreement, dated as of June 1, 2016, between ARIAD Pharmaceuticals, Inc., ARIAD Pharmaceuticals (Europe) S.à.r.l. and the Company, as guarantor (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2016).

10.26†*	Collaboration and License Agreement, dated December 20, 2016, by and between the Company and Merus N.V.
10.27†*	Share Subscription Agreement, dated December 20, 2016, by and between the Company and Merus N.V.
10.28

Letter Agreement dated September 24, 2009 among the Company and the entities named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed September 30, 2009).

10.29

Letter Agreement dated November 7, 2013 among the Company and the entities named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed November 14, 2013).

10.30

Registration Rights Agreement, dated as of February 12, 2016, between the Company and 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.31†

Lease Agreement by and between the Company and Augustine Land I, L.P., effective October 4, 2013 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013).

10.32

Agreement of Sale between Incyte Corporation and Augustine Land II, L.P., dated August 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2015).

12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 129 of this Form 10‑K).
31.1*	Rule 13a‑14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a‑14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

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