Form 10-K/A
period 2016-12-31
INCYTE CORP
filed 2017-03-17
CIK 879169

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed on February 14, 2017 (the “Original Form 10-K”) of Incyte Corporation (the “Company” or “we”).  We are filing this Amendment to amend Item 15(b) to include a corrected copy of Exhibit 23.1, Consent of Ernst & Young LLP, as the version filed with the Original Form 10-K inadvertently omitted a reference to one of the Company’s registration statements in which Ernst & Young LLP’s reports are incorporated by reference and referenced a number of registration statements as to which all shares registered thereunder have been issued.

This Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.  The Original Form 10-K has not been amended or updated to reflect events occurring after February 14, 2017, except as specifically set forth in this Amendment.

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

12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 129 of this Form 10‑K).
31.1*	Rule 13a‑14(a) Certification of the Chief Executive Officer, dated February 14, 2017.
31.2*	Rule 13a‑14(a) Certification of the Chief Financial Officer, dated February 14, 2017.
31.3**	Rule 13a‑14(a) Certification of the Chief Executive Officer, dated March 17, 2017.
31.4**	Rule 13a‑14(a) Certification of the Chief Financial Officer, dated March 17, 2017.
32.1***	Statement of the Chief Executive Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350), dated February 14, 2017.
32.2***	Statement of the Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350), dated February 14, 2017.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

*	Filed with the Original Form 10-K.
**	Filed herewith
***

In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release Nos. 33‑8238 and 34‑47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 are deemed to accompany the Form 10‑K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Date: March 17, 2017

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

12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 129 of this Form 10‑K).
31.1*	Rule 13a‑14(a) Certification of the Chief Executive Officer, dated February 14, 2017.
31.2*	Rule 13a‑14(a) Certification of the Chief Financial Officer, dated February 14, 2017.
31.3**	Rule 13a‑14(a) Certification of the Chief Executive Officer, dated March 17, 2017.
31.4**	Rule 13a‑14(a) Certification of the Chief Financial Officer, dated March 17, 2017.
32.1***	Statement of the Chief Executive Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350), dated February 14, 2017.
32.2***	Statement of the Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C Section 1350), dated February 14, 2017.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

*	Filed with the Original Form 10-K.
**	Filed herewith.

***

In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release Nos. 33‑8238 and 34‑47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 are deemed to accompany the Form 10‑K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

†	Confidential treatment has been requested with respect to certain portions of these agreements.
#	Indicates management contract or compensatory plan or arrangement.