Form 10-Q
period 2017-03-31
INCYTE CORP
filed 2017-05-04
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 204,774,409 as of April 27, 2017.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	March 31,	December 31,
	2017	2016*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$361,823	$652,343
Marketable securities—available-for-sale	150,132	156,203
Accounts receivable	244,975	148,758
Inventory	3,961	4,106
Prepaid expenses and other current assets	58,284	32,768
Total current assets	819,175	994,178

Restricted cash and investments	902	886
Long term investments	158,322	31,987
Inventory	14,548	15,193
Property and equipment, net	193,211	167,679
Other intangible assets, net	253,053	258,437
In-process research and development	12,000	12,000
Goodwill	155,593	155,593
Other assets, net	543	2,644
Total assets	$1,607,347	$1,638,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,327	$75,599
Accrued compensation	54,622	50,904
Interest payable	135	762
Accrued and other current liabilities	142,104	126,697
Acquisition-related contingent consideration	21,528	19,539
Total current liabilities	304,716	273,501

Convertible senior notes	41,604	651,481
Acquisition-related contingent consideration	282,472	281,461
Other liabilities	12,621	12,687
Total liabilities	641,413	1,219,130

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 204,563,710 and 188,848,752 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	205	189
Additional paid-in capital	2,824,298	2,096,929
Accumulated other comprehensive income (loss)	5,377	(2,886)
Accumulated deficit	(1,863,946)	(1,674,765)
Total stockholders’ equity	965,934	419,467
Total liabilities and stockholders’ equity	$1,607,347	$1,638,597

*   The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Product revenues, net	$264,807	$183,267
Product royalty revenues	29,221	21,903
Contract revenues	90,000	58,214
Other revenues	54	80

Total revenues	384,082	263,464

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	14,824	6,005
Research and development	407,972	156,824
Selling, general and administrative	87,234	64,596
Change in fair value of acquisition-related contingent consideration	7,356	—

Total costs and expenses	517,386	227,425

Income (loss) from operations	(133,304)	36,039
Interest and other income, net	1,204	1,492
Interest expense	(5,939)	(10,134)
Unrealized loss on long term investments	(5,814)	(2,950)
Expense related to senior note conversions	(54,130)	—

Income (loss) before provision (benefit) for income taxes	(197,983)	24,447

Provision (benefit) for income taxes	(10,900)	400

Net income (loss)	$(187,083)	$24,047

Net income (loss) per share:
Basic	$(0.96)	$0.13
Diluted	$(0.96)	$0.12

Shares used in computing net income (loss) per share:
Basic	195,260	187,184
Diluted	195,260	192,625

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$(187,083)	$24,047

Other comprehensive income:
Foreign currency translation	(7)	—
Unrealized gains on marketable securities and long term investment, net of tax	8,224	1,028
Reclassification adjustment for realized loss on marketable securities	—	178
Defined benefit pension obligations, net of tax	46	—
Other comprehensive income	8,263	1,206

Comprehensive income (loss)	$(178,820)	$25,253

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(187,083)	$24,047
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,027	11,058
Stock-based compensation	30,613	20,769
Expense related to senior note conversions	54,130	—
Other, net	71	178
Unrealized loss on long term investments	5,814	2,950
Change in fair value of acquisition-related contingent consideration	7,356	—
Changes in operating assets and liabilities:
Accounts receivable	(96,217)	13,170
Prepaid expenses and other assets	(25,094)	(3,667)
Inventory	790	752
Accounts payable	10,728	1,814
Accrued and other liabilities	10,227	29,679
Deferred revenue—collaborative agreements	—	(3,215)
Net cash provided by (used in) operating activities	(173,638)	97,535
Cash flows from investing activities:
Purchase of long term investments	(123,891)	—
Capital expenditures	(20,967)	(5,562)
Purchases of marketable securities	(106,271)	(16,795)
Sale and maturities of marketable securities	112,310	51,114
Net cash provided by (used in) investing activities	(138,819)	28,757
Cash flows from financing activities:
Restricted investments, net	(16)	110
Proceeds from issuance of common stock under stock plans	33,736	10,219
Cash paid in connection with senior note conversions	(8,097)	—
Direct financing arrangements repayments	—	(445)
Payment of contingent consideration	(3,679)	—
Net cash provided by financing activities	21,944	9,884
Effect of exchange rates on cash and cash equivalents	(7)	—
Net increase (decrease) in cash and cash equivalents	(290,520)	136,176
Cash and cash equivalents at beginning of period	652,343	521,439
Cash and cash equivalents at end of period	$361,823	$657,615
Supplemental Schedule of Cash Flow Information
Interest paid	$—	$846
Income taxes paid	$2,244	$14
Reclassification to common stock and additional paid in capital in connection with conversions of 0.375% convertible senior notes due 2018	$334,162	$—
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$328,382	$4
Unpaid purchases of property and equipment	$9,139	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of March 31, 2017 and the condensed consolidated statements of operations, and comprehensive income (loss) for the three months ended March 31, 2017 and 2016, and the condensed consolidated statement of cash flows for the three months ended March 31, 2017 and 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2016 has been derived from audited financial statements.

On June 1, 2016, we acquired (the “Acquisition”), pursuant to a Share Purchase Agreement dated as of May 9, 2016 (the “Share Purchase Agreement”), all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l., since renamed Incyte Biosciences Luxembourg S.à.r.l., the parent company of certain European subsidiaries of ARIAD Pharmaceuticals, Inc. (“ARIAD”).  Refer to Note 3 for further information regarding the Acquisition.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Accounts Receivable.  As of March 31, 2017 and December 31, 2016, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

Inventory.  Inventories are determined at the lower of cost and net realizable value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We began capitalizing inventory in mid-November 2011 once the U.S. Food and Drug Administration (“FDA”) approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of JAKAFI have been recorded as research and development expense in our statements of operations. As a result, cost of JAKAFI revenues for the next 3 months will reflect a lower average per unit cost of materials. The ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, and will result in a higher cost of ICLUSIG product revenues over the period in which this inventory is sold, which is expected to be over a one year period from the acquisition date.

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

Variable Interest Entities. We perform an initial and on-going evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of March 31, 2017, there were no entities in which we held a variable interest which we determined to be VIEs.

Long Term Investments. Our long term investments consist of investments in common stock of publicly held companies with whom we have entered into collaboration and license agreements.  The investments in companies over which we have significant influence, but not controlling interest, are accounted for using the equity method (fair value option). The investments in companies over which we do not have significant influence are accounted for as available-for-sale securities.  We classify all of our investments in common stock of publicly held companies with whom we have entered into collaboration and license agreements as long term investments, given we intend to hold these investments for the foreseeable future.

Equity Method Investments.  In circumstances where we have the ability to exercise significant influence over the operating and financial policies of a company in which we have an investment, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option under U.S. GAAP.   In assessing whether we exercise significant influence, we consider the nature and magnitude of our investment, any voting and protective rights we hold, any participation in the governance of the other company, and other relevant factors such as the presence of a collaboration or other business relationship. Under the equity method of accounting, we record within our results of operations our share of income or loss of the investee company.  Under the fair value option, our investment is carried at fair value on our condensed consolidated balance sheets as a long term investment and all changes in fair value are reported in our condensed consolidated statements of operations as an unrealized gain (loss) on long term investments.

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

Indefinite-lived intangible assets, including IPR&D, are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value. We completed our most recent impairment assessment as of October 1, 2016, which resulted in no impairment.

 Goodwill.  Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed.  Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually as of October 1 or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts.  A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single, entity wide reporting unit. We completed our most recent impairment assessment as of October 1, 2016 and determined that the carrying value of our reporting unit was not impaired.

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

Accumulated Other Comprehensive Income (Loss).  Accumulated other comprehensive income (loss) consists of unrealized gains or losses on marketable securities that are classified as available-for-sale, a long-term investment classified as available-for-sale, foreign currency translation gains or losses and defined benefit pension obligations.

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of March 31, 2017, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three months ended March 31, 2017 and 2016, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $30.6 million and $20.8 million of stock compensation expense on our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.

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

We have elected to early adopt ASU No. 2016-16 as of the first quarter of 2017, which requires us to reflect any adjustments as of January 1, 2017, the beginning of the annual period that includes the interim period of adoption.  The primary impact of adoption was the recognition of a deferred tax asset of $34.9 million related to the excess of the tax basis over the consolidated book value basis in the intellectual property rights that were licensed from the U.S. parent company to our wholly-owned subsidiary in Switzerland during 2015 and a $2.1 million reversal of long-term prepaid taxes.  Under previous guidance, companies were prohibited from recognizing an increase in tax basis and any income taxes incurred as a result of a sale or transfer of assets to companies that are part of a consolidated reporting entity. Given the full valuation allowance placed on the additional $34.9 million of deferred tax assets, the recognition upon adoption only required a $2.1 million adjustment to our retained earnings as of January 1, 2017 due to the adjustment of the prepaid tax asset.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires entities to show the changes in total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements.  The new standard is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods therein and is to be applied retrospectively. Early adoption is permitted. We are currently analyzing the impact of ASU No. 2016-18 on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles–Goodwill and Other,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Under the new standard, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.   The new standard is effective for public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard is to be applied on a prospective basis. We are currently analyzing the impact of ASU No. 2017-04 on our condensed consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation–Retirement Benefits,” which requires the presentation of the service cost component of the net periodic benefit cost in the same income statement line as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Disclosure of the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement, is also required. The new standard is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods therein. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued.  The guidance on the presentation of the components of net periodic benefit cost in the income statement is to be applied retrospectively.  The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component is to be applied prospectively.  We are currently analyzing the impact of ASU No. 2017-07 on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires inventory to be measured at the lower of cost and net realizable value rather than at the lower of cost or market value. The new standard is effective for public business entities for fiscal years beginning after December 15, 2016 and interim periods therein. The guidance is to be applied prospectively. We adopted ASU No. 2015-11 as of the first quarter of 2017 and the adoption had no impact on our condensed consolidated financial statements.

3.     Business combination

Description of the Transaction

On June 1, 2016, pursuant to the Share Purchase Agreement, we completed the Acquisition, and acquired all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l., since renamed Incyte Biosciences Luxembourg S.à.r.l., the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of ICLUSIG (ponatinib) in the European Union (“EU”) and other countries including Switzerland, Norway, Turkey, Israel and Russia (the “Territory”) in exchange for an upfront payment of $147.5 million, including customary working capital adjustments (the “Upfront Payment”).  ICLUSIG is approved in Europe for the treatment of patients with chronic myeloid leukemia and Philadelphia-positive acute lymphoblastic leukemia who are resistant to or intolerant of certain second generation BCR-ABL inhibitors and all patients who have the T3151 mutation. The acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. includes a fully integrated and established pan-European team including medical, sales and marketing personnel.  The existing platform and infrastructure acquired is expected to further our strategic plan and accelerate the establishment of our operations in Europe.

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

The terms of the License Agreement also include a limited option for a potential future acquirer of ARIAD to purchase the European development and commercialization rights to ICLUSIG from us (the “Buy-Back Provision”). Under these purchase terms, we would retain all EU infrastructure and be financially compensated.  Our financial compensation would include the repayment of the Upfront Payment and any Milestone or Development Costs payments made by us to ARIAD and an additional payment based upon the last 12 months of ICLUSIG sales booked by us. We would also be eligible to receive royalties of between 20% to 25% from an ARIAD acquirer on future sales of ICLUSIG in the Territory. The Buy-Back Provision cannot be exercised after the sixth year from the effective date of the License Agreement. Following exercise of the Buy-Back Provision, there is a further transition period before the provision can be made effective, such that it will not become effective until the later of June 1, 2019 and one year after the date of the exercise of the Buy-Back Provision.  We concluded the Buy-Back Provision is not a derivative as it does not provide for explicit or implicit net settlement, cannot be readily settled net by a means outside of the contract, and does not provide for delivery of an asset that puts the recipient in a position that is not substantially different from net settlement. We also consider the probability of a potential future buyer exercising the Buy-Back Provision to be near zero and have concluded that any fair value assigned to this provision is de minimis.

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

	Amounts	Measurement	Amounts
	Recognized as of	Period	Recognized as of
(estimated in thousands)	Acquisition Date(a)	Adjustments(b)	March 31, 2017
Current assets	$21,413	$(50)	$21,363
Property and equipment	850	—	850
Restricted cash	432	—	432
Intangible assets(c)	283,000	—	283,000
Total identifiable assets	305,695	(50)	305,645
Current liabilities	(15,720)	182	(15,538)
Other long term liabilities	(5,226)	—	(5,226)
Total liabilities assumed	(20,946)	182	(20,764)
Goodwill(d)	155,725	(132)	155,593
Total fair value of consideration transferred	$440,474	$—	$440,474

(a)As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

(b)The measurement period adjustments primarily reflect a change in working capital as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

(c)As of the effective date of the Acquisition, identifiable intangible assets are required to be measured at fair value.  The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. We used an income approach to estimate the preliminary fair value of the intangibles which includes licensed intellectual property and IPR&D. The assumptions used to estimate the cash flows of the licensed intellectual property included a discount rate of 15%, estimated gross margins of 98%, income tax rates ranging from 7.8% in periods in which we have established tax holidays to 13.8% thereafter, and operating expenses consisting of direct costs based on the anticipated level of revenues as well as the $7.0 million of research and development cost sharing payments we owe in 2016 and 2017.  The assumptions used to estimate the cash flows of the IPR&D (which relates to the potential approval of ICLUSIG as a second line treatment) included a PTS of 25%, discount rate of 16%, estimated gross margins of 98%, income tax rates ranging from 7.8% in periods in which we have established tax holidays to 13.8% thereafter, and operating expenses consisting of direct costs based on the anticipated level of revenues as well as probability weighted milestone payments estimated for 2020 related to the clinical results and potential approval of ICLUSIG as a second line treatment. The licensed intellectual property has a weighted-average useful life of approximately 12.5 years and will be amortized using the straight-line method. Amortization expense of the licensed intellectual property is recorded in cost of product revenues on the condensed consolidated statement of operations.  The IPR&D is an indefinite-lived intangible and will not be amortized until the completion or abandonment of the related research and development activities.

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

Pro Forma Impact of Business Combination

The following unaudited pro forma information presents condensed consolidated results of operations for the three months ended March 31, 2016, as if the Acquisition had occurred as of January 1, 2016 (in thousands).

For the Three Months Ended
March 31,
2016
Pro forma revenues	$272,256
Pro forma net income	$5,704

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

At March 31, 2017 and December 31, 2016, our Level 2 corporate debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments.

Our long term investments classified as Level 1 were valued using the unadjusted closing stock price on The NASDAQ Stock Market.  Our long term investments classified as Level 2 were valued by adjusting the closing stock price on The NASDAQ Stock Market for discounts for lack of marketability as these shares are not yet registered under the Securities Act of 1933.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of March 31, 2017 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2017
Cash and cash equivalents	$361,823	$—	$—	$361,823
Debt securities (corporate and government)	—	150,132	—	150,132
Long term investments (Note 9)	19,871	138,451	—	158,322
Total assets	$381,694	$288,583	$—	$670,277

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as of March 31, 2017 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2017
Contingent consideration (Note 3)	$—	$—	$304,000	$304,000
Total liabilities	$—	$—	$304,000	$304,000

The following is a rollforward of our Level 3 liabilities (in thousands):

Level 3
Balance at January 1, 2017	$301,000
Contingent consideration earned during the period but not yet paid	(4,356)
Change in fair value of contingent consideration	7,356
Balance at March 31, 2017	$304,000

The fair value of the contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the Territory for both the approved third line treatment, as well as the second line treatment that is currently under development and is therefore contingent on future clinical results and EMA approval.  The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three months ended March 31, 2017 is due primarily to the passage of time as there were no other significant changes in the key assumptions used in the fair value calculation at the date of acquisition, including the discount rate utilized and the estimated future projections of ICLUSIG revenues.

We make payments to ARIAD quarterly based on the royalties or any additional milestone payments earned in the previous quarter.  During the three months ended March 31, 2017, we paid ARIAD $4.1 million for royalties earned in the fourth quarter of 2016 that were included in accrued and other current liabilities at December 31, 2016.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Cash and cash equivalents	$652,343	$—	$—	$652,343
Debt securities (corporate and government)	—	156,203	—	156,203
Long term investment (Note 9)	31,987	—	—	31,987
Total assets	$684,330	$156,203	$—	$840,533

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Contingent consideration (Note 3)	$—	$—	$301,000	$301,000
Total liabilities	$—	$—	$301,000	$301,000

The following is a summary of our marketable security portfolio as of March 31, 2017 and December 31, 2016, respectively.

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2017
Debt securities (corporate and government)	$150,293	$—	$(161)	$150,132

December 31, 2016
Debt securities (corporate and government)	$156,330	$—	$(127)	$156,203

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

	Percentage of Total
	Contract Revenues for the
	Three Months Ended
	March 31,
	2017	2016
Collaboration Partner A	28%	—%
Collaboration Partner B	72%	100%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 49% and 23% of the accounts receivable balance as of March 31, 2017 and December 31, 2016, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI product revenues is as follows:

	Percentage of Total Net
	Product Revenues for the
	Three Months Ended
	March 31,
	2017	2016
Customer A	27%	27%
Customer B	16%	18%
Customer C	13%	12%
Customer D	8%	8%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 27% and 41% of the accounts receivable balance as of March 31, 2017 and December 31, 2016, respectively.

The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

6.     Inventory

Our inventory balance consists of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Raw materials	$109	$109
Work-in-process	14,439	15,084
Finished goods	3,961	4,106
	18,509	19,299
Inventories-current	3,961	4,106
Inventories-non-current	$14,548	$15,193

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. The ICLUSIG inventories acquired on June 1, 2016 totaling $4.0 million were recorded at fair value less costs to sell, and therefore, will result in a higher cost of ICLUSIG revenues over the period in which this inventory is sold, which is expected to be over a one year period from the acquisition date.  At March 31, 2017, $4.0 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At March 31, 2017, $14.5 million of inventory was classified as non-current on the condensed consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months.  We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

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

7.    Property and equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Office equipment	$10,306	$9,243
Laboratory equipment	40,619	37,203
Computer equipment	39,912	38,184
Land	4,125	4,125
Building and leasehold improvements	154,584	130,734
	249,546	219,489
Less accumulated depreciation and amortization	(56,335)	(51,810)
Property and equipment, net	$193,211	$167,679

In April 2016, we completed our purchase of the previously leased land and building comprising approximately 190,000 square feet of laboratory and office space located in Wilmington, Delaware.  On the purchase date, we recorded a total of $35.4 million of assets consisting of $3.8 million of land and $31.6 million of buildings and leasehold improvements, which we estimated using the assistance of a third party valuation specialist. The land is not being amortized and we are depreciating the building over its estimated useful life of 40 years.

In September 2016, we entered into two agreements to purchase two buildings at 1701 Augustine Cut-off in Wilmington, Delaware.  The purchase closed in March 2017 for a total purchase price of approximately $8.0 million.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets as of March 31, 2017 were as follows (in thousands, except for useful life):

	Weighted-	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP(1)	12.5	$271,000	$17,947	$253,053
Indefinite-lived intangible assets:
Acquired IPR&D(1)	N/A	12,000	—	12,000
		$283,000	$17,947	$265,053

(1) We acquired certain intangible assets as part of the Acquisition, as described further in Note 3.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, for which development has not yet been completed, is as follows (in thousands):

	Remainder of
	2017	2018	2019	2020	2021	Thereafter
Amortization expense	$16,152	$21,536	$21,536	$21,536	$21,536	$150,757

Goodwill

There were no changes to the carrying amount of goodwill for the three months ended March 31, 2017.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD.  Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received in the aggregate $132.0 million for the achievement of development milestones and $215.0 million for the achievement of regulatory milestones and $20.0 million for the achievement of sales milestones through March 31, 2017.

During the three months ended March 31, 2017, under this agreement, we recognized a $25.0 million development milestone payment based on the formal initiation by Novartis of a Phase III clinical trial evaluating ruxolitinib in GVHD.  In 2016, we recognized a $5.0 million payment in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States and a $40.0 million regulatory milestone for the reimbursement of JAKAVI in Europe for the treatment of patients with polycythemia vera.  In 2015, we recognized a $5.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib for a third indication, a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea, a $15.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with polycythemia vera, and a $20.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $300.0 million. In 2014, we recognized a $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe, a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer.  In 2013, we recognized a $25.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib. In 2012, we recognized a $40.0 million regulatory milestone payment for the achievement of a predefined milestone for the European Union regulatory approval of JAKAVI. In 2011, we recognized a $15.0 million development milestone for the achievement of a predefined milestone in the Phase I dose-escalation trial for capmatinib in patients with solid tumors and a $10.0 million regulatory milestone for the approval of JAKAFI in the United States. In 2010, we recognized $50.0 million in development milestones for the initiation of the global phase III trial, RESPONSE, in patients with polycythemia vera. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved.

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single digits on future JAKAFI net sales within the United States. During the three months ended March 31, 2017 and 2016, such royalties payable to Novartis on net sales within the United States totaled $7.8 million and $5.2 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations.  Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At March 31, 2017 and December 31, 2016, $0.6 million and $0.6 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three months ended March 31, 2017 and 2016 were net of $0.7 million and $0.3 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $25.0 million and $0.0 million for the three months ended March 31, 2017 and 2016, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States was $28.8 million and $21.9 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, $28.8 million and $33.3 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received in the aggregate $99.0 million for the achievement of development milestones and $120.0 million for the achievement of regulatory milestones through March 31, 2017.

In April 2017, we and Lilly announced that the FDA had issued a complete response letter for the New Drug Application of baricitinib as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicates that the FDA is unable to approve the application in its current form. Specifically, the FDA indicated that additional clinical data are needed to determine the most appropriate doses. The FDA also stated that additional data are necessary to further characterize safety concerns across treatment arms. The companies disagree with the FDA’s conclusions. The timing of a resubmission will be based on further discussions with the FDA.

During the three months ended March 31, 2017, under this agreement, we recognized a $65.0 million regulatory milestone payment for the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis in adult patients by the European Commission. In 2016, we recognized a $35.0 million regulatory milestone for the submission of an NDA to the FDA for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the European Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis. In 2012, we recognized a $50.0 million development milestone for the initiation of the rheumatoid arthritis Phase III program for baricitinib.  In 2010, we recognized a $30.0 million development milestone based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority.  In January 2017, we exercised our co-development option in psoriatic arthritis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority. We also exercised our co-development options in both atopic dermatitis and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications.

We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly is responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high twenties on potential future global net sales for compounds and/or indications that we elect to co-develop.  For indications that we elect not to co‑develop, we would receive tiered, double‑digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized. We previously had retained an option to co-promote products in the United States but, in March 2016, we waived our co-promotion option as part of an amendment to the agreement.  In February 2017, the European Commission approved baricitinib, which is marketed as OLUMIANT, for the treatment of moderate-to-severe rheumatoid arthritis in adult patients.

Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis and atopic dermatitis were $9.4 million and $5.1 million for the three months ended March 31, 2017 and 2016, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country-by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Contract revenue under the Lilly agreement was $65.0 million and $58.2 million for the three months ended March 31, 2017 and 2016, respectively.  Product royalty revenue related to Lilly global net sales of OLUMIANT was $0.4 million for the three months ended March 31, 2017.  At March 31, 2017, $0.4 million of product royalties were included in accounts receivable on the condensed consolidated balance sheet.

Lilly - Ruxolitinib

In March 2016, we entered into an amendment to the agreement with Lilly that amended the non-compete provision of the agreement to allow us to engage in the development and commercialization of ruxolitinib in the GVHD field. We paid Lilly an upfront payment of $35.0 million and Lilly is eligible to receive up to $40.0 million in additional regulatory milestone payments relating to ruxolitinib in the GVHD field. During the three months ended March 31, 2016, the $35.0 million upfront payment was recorded in research and development expense on the condensed consolidated statements of operations.

Agenus

In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly-owned subsidiary, 4-Antibody AG, (now known as Agenus Switzerland Inc.), which we collectively refer to as Agenus. Under this agreement, the parties have agreed to collaborate on the discovery of novel immuno-therapeutics using Agenus’ antibody discovery platforms. The agreement became effective on February 18, 2015, upon the expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976.  In February 2017, we and Agenus amended this agreement (Amended Agreement).

Under the terms of the Amended Agreement, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG-3 and TIM-3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration, and in November 2015, three more targets were added. Targets may be designated profit-share programs, where all costs and profits are shared equally by us and Agenus, or royalty-bearing programs, where we are responsible for all costs associated with discovery, preclinical, clinical development and commercialization activities. The programs relating to GITR and OX40 and two of the undisclosed targets were profit-share programs until February 2017, while the other targets currently under collaboration are royalty-bearing programs.  The February 2017 Amended Agreement converted the programs relating to GITR and OX40 to royalty-bearing programs and removed from the collaboration the profit-share programs relating to the two undisclosed targets, with one reverting to us and one reverting to Agenus.  Should any of those removed programs be successfully developed by a party, the other party will be eligible to receive the same milestone payments as the royalty-bearing programs and royalties at a 15% rate on global net sales.  There are currently no profit-share programs.  For each royalty-bearing product other than GITR and OX40, Agenus will be eligible to receive tiered royalties on global net sales ranging from 6% to 12%.  For GITR and OX40, Agenus will be eligible to receive 15% royalties on global net sales.

Under the February 2017 Amended Agreement, we paid Agenus $20.0 million in accelerated milestones relating to the clinical development of the GITR and OX40 programs, which is recorded in research and development expense on the condensed consolidated statement of operations during the three months ended March 31, 2017.  Agenus is eligible to receive up to an additional $510.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.  The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach.

In connection with the February 2017 Amended Agreement, we also agreed to purchase 10.0 million shares of Agenus Inc. common stock for an aggregate purchase price of $60.0 million in cash, or $6.00 per share.  We completed the purchase of the shares on February 14, 2017, when the closing price on The NASDAQ Stock Market for Agenus Inc. shares was $4.40 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and are subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $4.5 million, which resulted in a total fair value of the shares on the issuance date of $39.5 million. Therefore, of the total consideration paid of $60.0 million, $39.5 million was allocated to our stock purchase in Agenus Inc. and was recorded within long term investments on the condensed consolidated balance sheets and $20.5 million was allocated to research and development expense on the condensed consolidated statement of operations during the three months ended March 31, 2017.

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. From the date of our initial stock purchase in February 2015 and up to the date of our second stock purchase in February 2017, we owned between 9% and 11% of the outstanding shares of Agenus Inc. common stock.  As a result of our February 2017 stock purchase, we own approximately 18% of the outstanding shares of Agenus Inc. common stock as of March 31, 2017. We concluded that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the fact that we have been the largest Agenus stockholder since the date of our initial stock purchase, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three months ended March 31, 2017 and 2016, we recorded an unrealized loss of $7.7 million and $3.0 million, respectively, based on the change fair value of our investment in Agenus common stock during these periods.  The fair market value of our long term investment in Agenus was $63.8 million at March 31, 2017.  For the year ended December 31, 2016, Agenus Inc. reported total revenues of $22.6 million and a net loss of $127.0 million within their consolidated financial statements.

Research and development expenses for the three months ended March 31, 2017 and 2016, also included $7.7 million and $4.1 million, respectively, of additional development costs incurred pursuant to the Agenus arrangement.  At

March 31, 2017, a total of $8.3 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheet.

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

Research and development expenses for the three months ended March 31, 2017 and 2016, included $0.0 million and $0.7 million, respectively, of development costs incurred pursuant to the Hengrui agreement.

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

In February 2017, we paid Merus an upfront non-refundable payment of $120.0 million, which is recorded in research and development expense on the condensed consolidated statement of operations.  For each program as to which Merus does not have commercialization or co-development rights, Merus will be eligible to receive up to $100.0 million in future contingent development and regulatory milestones and up to $250.0 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales.  For each program as to which Merus exercises its option to co-fund development, Merus will be eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the

United States.  If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to non-co-developed programs and, depending on the stage at which Merus chose to cease co-funding development costs, additional royalties ranging up to 4% of net sales in the United States.  For Program 1, we and Merus will each be eligible to receive tiered royalties on net sales in the other party’s territory at rates ranging from 6% to 10%.

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

In addition, in December 2016, we entered into a Share Subscription Agreement with Merus, pursuant to which we agreed to purchase 3.2 million common shares of Merus for an aggregate purchase price of $80.0 million in cash, or $25.00 per share.

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

We completed the purchase of the shares on January 23, 2017 when the closing price on The NASDAQ Stock Market for Merus shares was $24.50 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and are subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a total fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment on the condensed consolidated balance sheets and $7.2 million was allocated to research and development expense on the condensed consolidated statement of operations during the three months ended March 31, 2017. The fair market value of our total long term investment in Merus was $74.7 million as of March 31, 2017.

We have concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of March 31, 2017, we own approximately 17% of the outstanding shares of Merus common stock and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three months ended March 31, 2017, we recorded an unrealized gain of $1.9 million based on increase in fair value of Merus’ common stock from the date of purchase to March 31, 2017.

Research and development expenses for the three months ended March 31, 2017 included $1.1 million of additional development costs incurred pursuant to the Merus agreement.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1,720,430 common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share.  We completed the purchase of the shares on January 30, 2017 when the closing price on The NASDAQ Stock Market was $6.75 per share.  The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there are no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price.  Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments on the condensed consolidated balance sheets and $41.4 million was allocated to research and development expense on the condensed consolidated statement of operations during the three months ended March 31, 2017. The fair market value of our long term investment in Calithera is $19.9 million as of March 31, 2017.

We have concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of March 31, 2017, we own 4.9% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera.  As we do not hold a significant position of the voting shares of Calithera and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Calithera for the foreseeable future and therefore,  we are accounting for our shares held in Calithera as an available-for-sale investment, whereby the investment is marked to market each period with unrealized gains and losses recorded in accumulated other comprehensive income (loss).  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying balance sheet.  For the three months ended March 31, 2017, we recorded an unrealized gain of $8.3 million within other comprehensive income based on the increase in fair value of Calithera’s common stock from the date of purchase to March 31, 2017.

In March 2017, Calithera earned a $12.0 million milestone payment from us for the achievement of pharmacokinetic and pharmacodynamics goals for CB-1158 which is recorded in research and development expense on our condensed consolidated statement of operations during the three months ended March 31, 2017. Research and development expenses for the three months ended March 31, 2017 also included $1.6 million of additional development costs incurred pursuant to the Calithera agreement.

10.     Stock compensation

We recorded $30.6 million and $20.8 million of stock compensation expense on our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $21.5 million and $13.0 million for the three months ended March 31, 2017 and 2016, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $9.1 million and $7.8 million for the three months ended March 31, 2017 and 2016, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Three Months Ended		Employee Stock Purchase Plan For the Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Average risk-free interest rates	1.82%	1.50%	1.27%	0.73%
Average expected life (in years)	5.36	5.00	0.25	0.25
Volatility	49%	49%	40%	61%
Weighted-average fair value (in dollars)	51.93	41.56	17.82	26.67

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

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to
		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2016	6,327,138	11,504,572	$48.40
Options granted	(1,471,156)	1,471,156	$114.41
Options exercised	—	(1,688,337)	$26.42
Options cancelled	48,932	(48,932)	$93.65
Balance at March 31, 2017	4,904,914	11,238,459	$60.15

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

RSU and PSU award activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2016	1,146,152	1,246,570	—
RSUs granted	(68,782)	68,782	$117.54
RSUs cancelled	15,341	(15,341)	$83.64
RSUs released	—	(163,354)	$118.45
PSUs released	—	(43,376)	$122.29
Balance at March 31, 2017	1,092,711	1,093,281	—

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock.  Each RSU granted prior to July 2016 was subject to cliff vesting after three years. In July 2016, we revised the terms of our RSU grants to provide that the awards will vest 25% annually over four years.

Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of March 31, 2017, a total of 200,000 RSUs granted to Mr. Hoppenot vested and were released, leaving 200,000 RSUs outstanding.

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options and RSUs.  Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of March 31, 2017, was $107.6 million, which is expected to be recognized over the weighted average period of approximately 1.6 years. Total compensation cost of RSUs granted but not yet vested, as of March 31, 2017, was $49.0 million, which is expected to be recognized over the weighted average period of approximately 1.5 years.

11.     Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		March 31,	December 31,
Debt	March 31, 2017	Maturities	2017	2016
0.375% Convertible Senior Notes due 2018	0.375%	2018	$23,987	$340,916
1.25% Convertible Senior Notes due 2020	1.25%	2020	17,617	310,565
			41,604	651,481
Less current portion			—	—
			$41,604	$651,481

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
0.375% Convertible Senior Notes due 2018	$23,987	$67,589	$340,916	$749,988
1.25% Convertible Senior Notes due 2020	17,617	55,227	310,565	761,300
	$41,604	$122,816	$651,481	$1,511,288

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

On April 1, 2017, the 2018 Notes and 2020 Notes became convertible through at least June 30, 2017, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended March 31, 2017 as described in (1) above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes during this period in shares of our common stock and, therefore, the 2018 Notes and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet at March 31, 2017.

During the three months ended March 31, 2017, we entered into separately negotiated agreements with certain holders of the 2018 Notes pursuant to which such holders agreed to exchange a total of $348.9 million in aggregate principal amount of the 2018 Notes for the shares of our common stock into which the 2018 Notes were originally convertible, aggregating 6.7 million shares, an additional 0.1 million of premium shares (equivalent to $12.6 million in value) and $1.3 million in cash. Similarly we entered into separately negotiated agreements with certain holders of the 2020 Notes pursuant to which such holders agreed to exchange a total of $353.7 million in aggregate principal amount of the 2020 Notes for the shares of our common stock into which the 2020 Notes were originally convertible, aggregating 6.8 million shares, an additional 0.2 million of premium shares (equivalent to $26.8 million in value) and $6.8 million in cash. Included in the agreements were those with entities affiliated with Julian C. Baker, which agreed to exchange $259.0 million in aggregate principal amount of the 2018 Notes and $274.5 million in aggregate principal amount of the 2020 Notes for an aggregate of 10.6 million shares.

Pursuant to the guidance within the ASC 470-20-40-20, we measured the difference between the fair value and carrying value of the liability portion of the Notes which resulted in recording expense related to senior note conversions of $1.5 million related to the 2018 Notes and $5.1 million related to the 2020 Notes.  The estimated fair value of the debt component was determined using a valuation model which is subject to judgement.  Assumptions used within the valuation model include an estimated credit rating and an estimated market-based cost of debt.  These assumptions were used to perform a discounted cash flow analysis on the future interest and principal payments to determine the estimated fair value of the debt at inducement.

In addition, the fair value of the premium shares issued pursuant to these agreements as well as the cash paid in connection with the agreements totaled $47.5 million and is also included within expense related to senior note conversions on the condensed consolidated statement of operations during the three months ended March 31, 2017.

12.     Defined benefit pension obligation

In connection with the Acquisition, we assumed a defined benefit pension plan for the former ARIAD employees.  In addition, we established another defined benefit pension plan for other Incyte employees in Europe. The pension plans provide benefits to employees upon retirement, death or disability.

The net periodic benefit cost for the three months ended March 31, 2017 was as follows (in thousands):

Three Months Ended
March 31, 2017
Service cost	$616
Interest cost	46
Expected return on plan assets	(35)
Amortization of prior service cost	12
Amortization of actuarial losses	34
Net periodic benefit cost	$673

We expect to contribute a total of $2.0 million to the plans in 2017 inclusive of the amounts contributed to the plan during the current period.  As of March 31, 2017, $7.2 million of accrued pension obligation is recorded in other long term liabilities on the condensed consolidated balance sheets.

13.     Income taxes

For the three months ended March 31, 2017, we recorded an income tax benefit of approximately $10.9 million compared to income tax expense of approximately $0.4 million for the three months ended March 31, 2016.  The change in tax expense or benefit for the three months ended March 31, 2017 and 2016 was primarily driven by the difference in projected annual operating income or loss compared to our actual results for the first quarter as well as the recognition of certain discrete items in the current period.  As a result, our year-to-date recorded effective tax rate may differ significantly from our full year effective tax rate.

As of March 31, 2017, a full valuation allowance continues to be recorded against our U.S. and Swiss net deferred tax assets, based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss, projections of future taxable income as well as other quantitative and qualitative information.

Our liability for unrecognized tax benefits (including penalties and interest) increased by approximately $0.7 million during the three months ended March 31, 2017, of which only $0.1 million was recorded as an increase to noncurrent other liabilities on the condensed consolidated balance sheet. The increase is primarily driven by unrecognized tax benefits related to current year operations.

14.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2017	2016
Basic Net Income (Loss) Per Share
Basic net income (loss)	$(187,083)	$24,047
Weighted average common shares outstanding	195,260	187,184

Basic net income (loss) per share	$(0.96)	$0.13

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$(187,083)	$24,047
Weighted average common shares outstanding	195,260	187,184

Dilutive stock options and RSU’s	—	5,441

Weighted average shares used to compute diluted net income (loss) per share	195,260	192,625

Diluted net income (loss) per share	$(0.96)	$0.12

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2017	2016
Outstanding stock options and awards	12,598,407	2,652,265
Common shares issuable upon conversion of the 2018 Notes	505,004	7,245,244
Common shares issuable upon conversion of the 2020 Notes	407,000	7,241,284
Total potential common shares excluded from diluted net loss per share computation	13,510,411	17,138,793

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

16.    Subsequent Events

In connection with its acquisition of ARIAD that closed in February 2017, Takeda Pharmaceutical Company Limited notified us that they do not intend to exercise the Buy-Back Provision (described in Note 3) under the terms of the ARIAD License Agreement, and the Buy-Back Provision has now lapsed.

In April 2017, we and Lilly announced that the FDA had issued a complete response letter for the New Drug Application of baricitinib as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicates that the FDA is unable to approve the application in its current form. Specifically, the FDA indicated that additional clinical data are needed to determine the most appropriate doses. The FDA also stated that additional data are necessary to further characterize safety concerns across treatment arms. The companies disagree with the FDA’s conclusions. The timing of a resubmission will be based on further discussions with the FDA.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2017 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016 previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

•	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib) and ICLUSIG® (ponatinib);

•	the expected benefits from our acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. and our plans to further develop our European operations;

•	conducting clinical trials internally, with collaborators, or with clinical research organizations;
•	our collaboration and strategic relationship strategy; anticipated benefits and disadvantages of entering into collaboration agreements;
•	our licensing, investment and commercialization strategies, including our plans to commercialize JAKAFI and ICLUSIG;
•	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;
•	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
•	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
•	our ability to manage expansion of our drug discovery and development operations;
•	future required expertise relating to clinical trials, manufacturing, sales and marketing;
•	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
•	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
•	plans to develop and commercialize products on our own;
•	plans to use third party manufacturers;
•	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;

•	expectations with respect to reimbursement for our products;

•	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;
•	our profitability; the adequacy of our capital resources to continue operations;
•	the need to raise additional capital;
•	the costs associated with resolving matters in litigation;
•	our expectations regarding competition;
•	our investments, including anticipated expenditures, losses and expenses;
•	our patent prosecution and maintenance efforts; and
•	our indebtedness, and debt service obligations.

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

Targeted Therapies

Following positive proof-of-concept data, we are preparing to begin a pivotal program investigating ruxolitinib for the treatment of patients with essential thrombocythemia (ET). ET is a Philadelphia chromosome negative myeloproliferative neoplasm, characterized by the overproduction of platelets in the bone marrow. The pivotal program is expected to enroll ET patients that are refractory to or intolerant of hydroxyurea, the current standard of care for first line treatment of these patients and is expected to begin in 2017.

Building upon positive, independently published third-party data of ruxolitinib in graft-versus-host-disease (GVHD), we have initiated the REACH clinical program to evaluate ruxolitinib in patients with steroid-refractory GVHD. REACH1, a pivotal Phase II trial in steroid-refractory acute GVHD was initiated in in December 2016. REACH2, the Novartis-sponsored Phase III trial in steroid-refractory acute GVHD, is now underway. The REACH3 randomized Phase III trial in steroid-refractory chronic GVHD is expected to begin in 2017 in collaboration with Novartis.  In June 2016, we announced that the FDA granted Breakthrough Therapy Designation for ruxolitinib in patients with acute GVHD. In April 2016, we announced an agreement with Eli Lilly and Company enabling us to develop and commercialize ruxolitinib in the United States for the treatment of GVHD. We also announced an agreement with Novartis granting Novartis exclusive research, development and commercialization rights for ruxolitinib in GVHD outside the United States.

A proof-of-concept trial of itacitinib, a selective JAK1 inhibitor, is ongoing for the treatment of patients with acute GVHD. Based on preliminary data from this trial, a pivotal program investigating itacitinib for the treatment of patients with treatment-naïve acute GVHD is expected to be initiated during 2017. The FDA has granted itacitinib orphan drug status for GVHD.

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

We have a portfolio of wholly-owned selective JAK1 inhibitors, including itacitinib and INCB52793. The clinical program to evaluate itacitinib in solid tumors includes a clinical trial in combination with AstraZeneca/MedImmune’s EGFR inhibitor osimertinib. INCB52793 is in a Phase I/II trial in patients with advanced malignancies.

The PI3K-delta pathway mediates oncogenic signaling in B cell malignancies. INCB50465 is a PI3K-delta inhibitor that has demonstrated potency and selectivity in preclinical studies and has potential therapeutic utility in the treatment of patients with lymphoma. We have initiated the CITADEL clinical program to evaluate INCB50465 in patients with lymphoma, and the Phase II CITADEL-202 trial in patients with diffuse large b-cell lymphoma (DLBCL) is now underway.  Additional CITADEL studies are planned in other non-Hodgkin lymphomas.

INCB54828 is an inhibitor of the FGFR isoforms 1, 2 and 3 that has demonstrated potency and selectivity in preclinical studies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in a number of liquid and solid tumor types. We initiated the FIGHT clinical program to evaluate INCB54828 across a spectrum of cancers that are driven by FGF/FGFR mutations. The program now has three Phase II trials enrolling – FIGHT-201 in patients with bladder cancer, FIGHT-202 in patients with cholangiocarcinoma, and FIGHT-203 in patients with 8p11 myeloproliferative syndrome (8p11 MPN).

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

	Indication	Status Update
Ruxolitinib (JAK1/JAK2)	Steroid-refractory acute GVHD	Pivotal Phase II (REACH1); Phase III (REACH2)

Ruxolitinib (JAK1/JAK2)	Steroid-refractory chronic GVHD	Phase III (REACH3) trial expected to begin in 2017
Ruxolitinib (JAK1/JAK2)	Essential thrombocythemia	Pivotal program expected to begin in 2017
Itacitinib (JAK1)	Treatment-naïve acute GVHD	Pivotal program expected to begin in 2017
Itacitinib (JAK1)	Non-small cell lung cancer	Phase I/II in combination with osimertinib (EGFR)
INCB52793 (JAK1)	Advanced malignancies	Phase I/II dose-escalation
INCB50465 (PI3Kδ)	DLBCL	Phase II (CITADEL-202)
INCB54828 (FGFR1/2/3)	Bladder cancer, cholangiocarcinoma, 8p11 MPNs	Phase II (FIGHT-201, FIGHT-202, FIGHT-203)
INCB54329 (BRD)	Advanced malignancies	Phase I/II dose-escalation
INCB57643 (BRD)	Advanced malignancies	Phase I/II dose-escalation
INCB53914 (PIM)	Advanced malignancies	Phase I/II dose-escalation
INCB59872 (LSD1)	Acute myeloid leukemia, small cell lung cancer	Phase I/II dose-escalation
INCB62079 (FGFR4)	Hepatocellular carcinoma	Phase I/II dose-escalation expected to begin in 2017

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

Epacadostat is a novel, potent and selective inhibitor of the enzyme IDO1, and the ECHO clinical development program will investigate the development of epacadostat in combination with other therapeutic agents, including checkpoint inhibitors, vaccines, epigenetic therapies, and chemotherapies. During 2014, we signed clinical trial collaboration agreements with Merck, Bristol-Myers Squibb, AstraZeneca / MedImmune and Roche / Genentech to evaluate epacadostat with their respective anti-PD-1 and anti-PD-L1 agents, pembrolizumab, nivolumab, durvalumab and atezolizumab, respectively, in Phase I/II trials. We have global development and commercialization rights to epacadostat for all indications.

In October 2015, we and Merck announced an expansion of the companies’ ongoing clinical trial collaboration to include ECHO-301, a Phase III study evaluating the combination of epacadostat with pembrolizumab as a first-line treatment for patients with advanced or metastatic melanoma.

In March 2017, we and Merck announced details of the companies’ planned expansion of the ongoing clinical trial collaboration to include four additional tumor types, evaluating epacadostat plus pembrolizumab in patients with non-small cell lung (NSCLC), renal, bladder, and head & neck cancers. Phase III trials in these additional tumor types are expected to be initiated in 2017. In April 2017, we and Bristol-Myers announced an expansion of our clinical trial collaboration to include two pivotal programs in NSCLC and head & neck cancer. Phase III trials in these additional tumor types are expected to be initiated in 2017.

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

INCSHR1210 is an anti-PD-1 monoclonal antibody that we have licensed under our agreement with Jiangsu Hengrui Medicine Co., Ltd. (Hengrui). Many tumor cells express PD-L1, an immunosuppressive PD-1 ligand. Inhibition of the interaction between PD-1 and PD-L1, known as immune checkpoint blockade, can enhance T-cell responses and mediate preclinical antitumor activity. The dose-escalation portion of the proof-of-concept clinical trial of INCSHR1210 in patients with advanced solid tumors has been completed. Enrollment of new subjects into the trial has been suspended in order to perform a thorough assessment of the compound's profile before determining whether to reinitiate enrollment or terminate the trial.

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

	Indication	Status Update
Epacadostat (IDO1)	Unresectable or metastatic, advanced melanoma	Phase III (ECHO-301) in combination with pembrolizumab (PD-1)
Epacadostat (IDO1)	NSCLC, renal, bladder, head & neck cancer	Phase III in combination with pembrolizumab (PD-1) expected to begin in 2017
Epacadostat (IDO1)	NSCLC, head & neck cancer	Phase III in combination with nivolumab (PD-1) expected to begin in 2017
Epacadostat (IDO1)	Multiple tumor types	Phase II (ECHO-202) expansion cohorts in combination with pembrolizumab (PD-1)
Epacadostat (IDO1)	Multiple tumor types	Phase II (ECHO-204) expansion cohorts in combination with nivolumab (PD-1)
Epacadostat (IDO1)	Multiple tumor types	Phase II (ECHO-203) expansion cohorts in combination with durvalumab (PD-L1)
Epacadostat (IDO1)	NSCLC, bladder cancer	Phase I/II (ECHO-110) dose-escalation in combination with atezolizumab (PD-L1)
INCB01158 (ARG)[1]	Solid tumors	Phase I/II dose-escalation
INCSHR1210 (PD-1)[2]	Solid tumors	Phase I/II dose-escalation completed; enrollment suspended
INCAGN1876 (GITR)[3]	Solid tumors	Phase I/II dose-escalation
INCAGN1949 (OX40)[3]	Solid tumors	Phase I/II dose-escalation

PD-1 platform study	Solid tumors	Phase I/II, pembrolizumab (PD-1) in combination with itacitinib (JAK1) or INCB50465 (PI3Kδ)
JAK1 platform study	Solid tumors	Phase I/II, itacitinib (JAK1) in combination with epacadostat (IDO1) or INCB50465 (PI3Kδ)

1. INCB01158 co-developed with Calithera

2. INCSHR1210 licensed from Hengrui

3. INCAGN1876 & INCAGN1949 from discovery alliance with Agenus

Clinical Programs outside Oncology

In October 2015, we initiated a Phase II trial of ruxolitinib cream for the topical treatment of alopecia areata. This study built on published data showing efficacy of oral JAK inhibitors, including ruxolitinib, in alopecia areata. After 24 weeks of treatment, we determined that data from the randomized portion of the Phase II trial do not justify progression of the program into pivotal studies.

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

A Phase II trial of topical ruxolitinib in patients with vitiligo, a long term skin condition characterized by patches of the skin losing their pigment, is expected to begin in 2017.

	Indication	Status Update
Topical ruxolitinib (JAK1/JAK2)	Atopic dermatitis	Phase II (topical formulation1)
Topical ruxolitinib (JAK1/JAK2)	Vitiligo	Phase II (topical formulation1) expected to begin in 2017

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

In January 2016, Lilly submitted a New Drug Application (NDA) to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency for baricitinib as treatment for rheumatoid arthritis. In February 2017, we and Lilly announced that the European Commission approved baricitinib as OLUMIANT  ® for the treatment of moderate-to-severe rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to, one or more disease-modifying antirheumatic drugs (DMARDs).

In April 2017, we and Lilly announced that the FDA had issued a complete response letter for the New Drug Application of baricitinib as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicates that the FDA is unable to approve the application in its current form. Specifically, the FDA indicated that additional clinical data are needed to determine the most appropriate doses. The FDA also stated that additional data are necessary to further characterize safety concerns across treatment arms. The companies disagree with the FDA’s conclusions. The timing of a resubmission will be based on further discussions with the FDA.

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

Atopic Dermatitis. Atopic dermatitis is a condition that makes the skin red and itchy and which is common in children but can occur at any age. Atopic dermatitis is long lasting and tends to flare periodically and then subside. Lilly has conducted a Phase IIa trial to evaluate the safety and efficacy of baricitinib in patients with moderate-to-severe atopic dermatitis. The JAK-STAT pathway has been shown to play an essential role in the dysregulation of immune responses in atopic dermatitis. Therefore, we believe that inhibiting cytokine pathways dependent on JAK1 and JAK2 may lead to positive clinical outcomes in atopic dermatitis.

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

	Indication	Status Update
Baricitinib (JAK1/JAK2)[1]	Rheumatoid arthritis	Approved in Europe; CRL issued by FDA
Baricitinib (JAK1/JAK2)[1]	Psoriatic arthritis	Lilly expects Phase III to begin in 2017
Baricitinib (JAK1/JAK2)[1]	Atopic dermatitis, systemic lupus erythematosus	Phase II
Capmatinib (c-MET)[2]	NSCLC, liver cancer	Phase II in EGFR wild-type ALK negative NSCLC patients with c-MET amplification and mutation

1. Baricitinib licensed to Lilly

2. Capmatinib licensed to Novartis

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

In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the GVHD field. Under this amendment, we received a $5.0 million payment in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States and became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD. In March 2017, we recognized a $25.0 million milestone payment for the first patient first visit in a GVHD study.

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

In February 2017, the European Commission announced the approval of baricitinib as OLUMIANT®, triggering a $65.0 million milestone payment from Lilly.

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

In February 2017, we paid Merus an upfront non-refundable payment of $120.0 million.  For each program as to which Merus does not have commercialization or co-development rights, Merus will be eligible to receive up to $100.0 million in future contingent development and regulatory milestones and up to $250.0 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales.  For each program as to which Merus exercises its option to co-fund development, Merus will be eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States.  If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to non-co-developed programs and, depending on the stage at which Merus chose to cease co-funding development costs, additional royalties ranging up to 4% of net sales in the United States.  For Program 1, we and Merus will each be eligible to receive tiered royalties on net sales in the other party’s territory at rates ranging from 6% to 10%.

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

ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. Acquisition

In June 2016, we acquired from ARIAD all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l., the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of ICLUSIG in the European Union and other countries, including Switzerland, Norway, Turkey, Israel and Russia, in exchange for an upfront payment of $147.5 million, including customary working capital adjustments.  We obtained an exclusive license to develop and commercialize ICLUSIG in Europe and other select countries. ARIAD will be eligible to receive from us tiered royalties on net sales of ICLUSIG in our territory and up to $135.0 million in potential future oncology development and regulatory approval milestone payments, together with additional milestone payments for non-oncology indications, if approved, in our territory.

Our license agreement with ARIAD contained a limited buy-back option for the acquirer of ARIAD to reacquire the rights to ICLUSIG. Takeda Pharmaceutical Company Limited acquired ARIAD in February 2017 but did not exercise that option, and it has now lapsed.

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of March 31, 2017, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three months ended March 31, 2017 and 2016, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.    Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $30.6 million and $20.8 million of stock compensation expense for the three months ended March 31, 2017 and 2016, respectively.

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

Upon an induced conversion, we allocate the fair value of the consideration transferred to the convertible debt holder to the liability component equal to the fair value of the liability immediately before extinguishment. The difference between the consideration allocated to the liability component and the net carrying amount of the liability component is recorded as expense related to senior note conversions.

On a quarterly basis, we perform an assessment in order to determine whether the 2018 Notes or 2020 Notes have become convertible at the option of the holder, based on meeting any of the conversion criteria described above. Should either the 2018 Notes or the 2020 Notes become convertible, we then assess our intent and ability to settle the 2018 Notes or the 2020 Notes in cash, shares of common stock, or a combination of cash and shares of common stock, in order to determine the appropriate classification of the 2018 Notes and the 2020 Notes at the balance sheet date. On April 1, 2017, the 2018 Notes and 2020 Notes became convertible through at least June 30, 2017, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended March 31, 2017 as described above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes in common shares and, therefore, the 2018 and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet as of March 31, 2017.

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

We have elected to early adopt ASU No. 2016-16 as of the first quarter of 2017, which requires us to reflect any adjustments as of January 1, 2017, the beginning of the annual period that includes the interim period of adoption.  The primary impact of adoption was the recognition of a deferred tax asset of $34.9 million related to the excess of the tax basis over the consolidated book value basis in the intellectual property rights that were licensed from the U.S. parent company to our wholly-owned subsidiary in Switzerland during 2015 and a $2.1 million reversal of long-term prepaid taxes.  Under previous guidance, companies were prohibited from recognizing an increase in tax basis and any income taxes incurred as a result of a sale or transfer of assets to companies that are part of a consolidated reporting entity. Given the full valuation allowance placed on the additional $34.9 million of deferred tax assets, the recognition upon adoption only required a $2.1 million adjustment to our retained earnings as of January 1, 2017 due to the adjustment of the prepaid tax asset.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires entities to show the changes in total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The reconciliation can either be presented either on the face of the statement of cash flows or in the notes to the financial statements.  The new standard is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods therein and is to be applied retrospectively. Early adoption is permitted. We are currently analyzing the impact of ASU No. 2016-18 on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles–Goodwill and Other,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Under the new standard, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.   The new standard is effective for public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard is to be applied on a prospective basis. We are currently analyzing the impact of ASU No. 2017-04 on our condensed consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation–Retirement Benefits,” which requires the presentation of the service cost component of the net periodic benefit cost in the same income statement line as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Disclosure of the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement, is also required. The new standard is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods therein. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued.  The guidance on the presentation of the components of net periodic benefit cost in the income statement is to be applied retrospectively.  The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component is to be applied prospectively.  We are currently analyzing the impact of ASU No. 2017-07 on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires inventory to be measured at the lower of cost and net realizable value rather than at the lower of cost or market value. The new standard is effective for public business entities for fiscal years beginning after December 15, 2016 and interim periods therein. The guidance is to be applied prospectively. We adopted ASU No. 2015-11 as of the first quarter of 2017 and the adoption had no impact on our condensed consolidated financial statements.

Results of Operations

We recorded net loss of $187.1 million and basic and diluted net loss per share of $0.96, for the three months ended March 31, 2017, as compared to net income of $24.0 million and basic net income per share of $0.13 and diluted net income per share of $0.12 in the corresponding period in 2016.

Revenues.

	For the Three Months Ended,
	March 31,
	2017	2016
	(in millions)
JAKAFI revenues, net	$251.1	$183.3
ICLUSIG revenues, net	13.7	—
Total product revenues, net	$264.8	$183.3
Product royalty revenues	29.2	21.9
Contract revenues	90.0	58.2
Other revenues	0.1	0.1
Total revenues	$384.1	$263.5

Our product revenues, net for the three months ended March 31, 2017 and 2016 were $264.8 million and $183.3 million, respectively. The increase in JAKAFI product revenues for the three months ended March 31, 2017 as compared to the corresponding period in 2016 was comprised of a volume increase of $49.8 million and a price increase of $18.0 million.  ICLUSIG product revenues commenced in June 2016 following the Acquisition.  Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2017:

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Three Months Ended March 31, 2017	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2017	$2,818	$22,412	$199	$1,211	$26,640
Allowances for current period sales	7,219	38,000	1,871	(334)	46,756
Allowances for prior period sales	(29)	174	—	—	145
Credits/payments for current period sales	(6,196)	(15,495)	(1,652)	—	(23,343)
Credits/payments for prior period sales	(741)	(8,916)	(17)	(4)	(9,678)
Balance at March 31, 2017	$3,071	$36,175	$401	$873	$40,520

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

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our JAKAVI product royalty revenues for the three months ended March 31, 2017 and 2016 were $28.8 million and $21.9 million, respectively.  Product royalty revenues on commercial sales of OLUMIANT by Lilly are based on net sales of licensed products in licensed territories as provided by Lilly. Our OLUMIANT product royalty revenues for the three months ended March 31, 2017 were $0.4 million.

Our contract revenues were $90.0 million and $58.2 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, contract revenues were derived from milestone payments from Lilly and Novartis earned during the period. For the three months ended March 31, 2016, contract revenues were derived from the straight line recognition of revenue associated with the Lilly upfront fees over the estimated performance period as well as milestone payments from Lilly earned during the period. During the three months ended March 31, 2017, under the Lilly agreement, we recognized a $65.0 million regulatory milestone payment for the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis in adult patient by the European Commission and under the Novartis agreement, we recognized a $25.0 million development milestone payment based on the formal initiation by Novartis of a Phase III clinical trial evaluating ruxolitinib in the GVHD field.  During the three months ended March 31, 2016, under the Lilly agreement, we recognized a $35.0 million regulatory milestone payment for the submission of a new drug application to the U.S. Food and Drug Administration for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the European Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis.

Cost of Product Revenues.

	For the Three Months Ended,
	March 31,
	2017	2016
	(in millions)
Product costs	$1.6	$0.8
Royalty expense	7.8	5.2
Amortization of definite-lived intangible assets	5.4	—
Total cost of product revenues	$14.8	$6.0

Cost of product revenues includes all JAKAFI related product costs as well as ICLUSIG related product costs. We began capitalizing inventory in mid-November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At March 31, 2017, inventory with $0.5 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 3 months; however, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future JAKAFI sales, and the ability to utilize inventory prior to its expiration date. As a result, cost of JAKAFI product revenues for the next 3 months will reflect a lower average per unit cost of materials. The acquired ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, and will result in a higher cost of ICLUSIG product revenues over the period in which this inventory is sold, which is expected to be over a one year period from the acquisition date.  In addition, cost of product revenues includes low single digit royalties to Novartis on all sales of JAKAFI in the United States.  Subsequent to the acquisition on June 1, 2016 of ARIAD’s European operations, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Cost of product revenues was $14.8 million and $6.0 million for the three months ended March 31, 2017 and 2016, respectively. The increase in cost of product revenues for the three months ended March 31, 2017 as compared to the same period in 2016 is due primarily to increased royalties to Novartis on all JAKAFI sales in the United States and amortization of our licensed intellectual property acquired on June 1, 2016.

Operating Expenses.

Research and development expenses.

	For the Three Months Ended,
	March 31,
	2017	2016
	(in millions)
Salary and benefits related	$44.8	$32.2
Stock compensation	21.5	13.0
Clinical research and outside services	325.1	100.0
Occupancy and all other costs	16.6	11.6
Total research and development expenses	$408.0	$156.8

We currently account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three months ended March 31, 2016 to the three months ended March 31, 2017 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The increase in clinical research and outside services expense from the three months ended March 31, 2016 to the three months ended March 31, 2017 was primarily due to upfront and milestone expenses related to our collaborative agreements, as well as an overall increase in development costs to advance our clinical pipeline.  Specifically, we recorded charges for the new Calithera and Merus agreements, and the amended Agenus agreement, during the three months ended March 31, 2017.  The total charges recorded for these agreements was $209.1 million during the three months ended March 31, 2017. In addition, research and development expenses for the three months ended March 31, 2017 includes expense related to Incyte Biosciences Luxembourg S.à.r.l. resulting from the Acquisition on June 1, 2016. Research and development expenses for the three months ended March 31, 2017 and 2016 were net of $4.3 million and $2.9 million, respectively, of costs reimbursed by our collaborative partners.  Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre‑clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. In January 2017, we exercised our co-development option in psoriatic arthritis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority. We also exercised our co-development options in both atopic dermatitis and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis and atopic dermatitis were $9.4 million and $5.1 million for the three months ended March 31, 2017 and 2016, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

Selling, general and administrative expenses.

	For the Three Months Ended,
	March 31,
	2017	2016
	(in millions)
Salary and benefits related	$24.7	$16.4
Stock compensation	9.1	7.8
Other contract services and outside costs	53.4	40.4
Total selling, general and administrative expenses	$87.2	$64.6

Salary and benefits related expense increased from the three months ended March 31, 2016 to the three months ended March 31, 2017 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera, as well as increased headcount related to the Acquisition on June 1, 2016.    Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera in addition to an increase in donations to independent non-profit patient assistance organizations in the United States.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to ARIAD, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration was remeasured as of March 31, 2017, resulting in a change in fair value of $7.4 million which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations.  The change in fair value of the contingent consideration as of March 31, 2017 is primarily due to the time value of money as there were no other significant changes in the key assumptions used in the fair value calculation at the date of acquisition, including the discount rate utilized and the estimated future projections of ICLUSIG revenues.

Other income (expense).

Interest and other income, net. Interest and other income, net, for the three months ended March 31, 2017 and 2016 was $1.2 million and $1.5 million, respectively.

Interest expense.  Interest expense for the three months ended March 31, 2017 and 2016 was $5.9 million and $10.1 million, respectively. The decrease in interest expense during the three months ended March 31, 2017 relates to the conversion of senior notes during the quarter.  Included in interest expense for the three months ended March 31, 2017 and 2016 was $5.1 million and $7.8 million, respectively, of non-cash charges to amortize the discounts on the 2018 Notes and the 2020 Notes.

Unrealized gain (loss) on long term investments. Unrealized gains (losses) on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners.    The unrealized loss on our long term investment in Agenus for the three months ended March 31, 2017 and 2016 was $7.7 million and $3.0 million, respectively.  The unrealized gain on our long term investment in Merus for the three months ended March 31, 2017 was $1.9 million.

Expense related to senior note conversions. Expense related to senior note conversions for the three months ended March 31, 2017 was $54.1 million on the conversions of our 2018 Notes and 2020 Notes.

Liquidity and Capital Resources

We had net losses from inception in 1991 through 1996, 1999 through 2014 and for the three months ended March 31, 2017. Because of those losses, we had an accumulated deficit of $1.9 billion as of March 31, 2017. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At March 31, 2017, we had available cash, cash equivalents and marketable securities of $512.0 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used by operating activities was $173.6 million for the three months ended March 31, 2017, compared to  $97.5 million provided by operating activities for the three months ended March 31, 2016.  The $271.1 million decrease in cash provided by operating activities was due primarily to the payments made to our collaborative partners for new or amended arrangements during the first quarter of 2017 and changes in working capital during the 2017 period.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used by investing activities was $138.8 million for the three months ended March 31, 2017, which represented purchases of marketable securities of $106.3 million, capital expenditures of $21.0 million and purchases of long term investments of $123.9 million, offset in part by the sale and maturity of marketable securities of $112.3 million.  Net cash provided by investing activities was $28.8 million for the three months ended March 31, 2016, which represented the sale and maturity of marketable securities of $51.1 million, offset in part by the purchases of marketable securities of $16.8 million and capital expenditures of $5.6 million.  In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $21.9 million and $9.9 million for the three months ended March 31, 2017 and 2016, respectively, primarily representing proceeds from the issuance of common stock under our stock plans and employee stock purchase plan, offset in part by cash paid in connection with senior note conversions.

The following summarizes our significant contractual obligations as of March 31, 2017 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$47.1	$—	$26.1	$21.0	$—
Interest on convertible senior debt	1.2	0.4	0.6	0.2	—
Non-cancelable lease obligations	28.1	11.7	12.7	1.8	1.9
Total contractual obligations	$76.4	$12.1	$39.4	$23.0	$1.9

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; costs for future facility requirements; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis and Lilly; expenditures in connection with potential exchanges of our outstanding convertible senior notes; and expenditures in connection with strategic relationships and license agreements, including our agreements with Agenus, ARIAD, Calithera, Hengrui, Lilly and Merus, strategic equity investments or potential acquisitions. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than those that are discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of corporate debt securities and U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of March 31, 2017, marketable securities were $150.1 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2017, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2017, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We may not be able to sell our products on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. JAKAFI and ICLUSIG are expensive and almost all patients will require some form of third party coverage to afford their cost. Our future revenues and profitability will be adversely affected if we cannot depend on government and other third‑party payors to defray the cost of our products to the patient. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Reimbursement in the EU must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain, and in some countries, we expect that it may exceed 12 months.  Risks related to pricing and reimbursement are described below under “—Other Risks Relating to our Business— Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our products and drug candidates. Our ability to generate revenues will be diminished if we are unable to obtain an adequate level of reimbursement from private insurers, government insurance programs or other third party payors of health care costs, which could be affected by current and potential healthcare reform legislation.” If government and other third‑party payors refuse to provide coverage and reimbursement with respect to our products, determine to provide a lower level of coverage and reimbursement than anticipated, or reduce previously approved levels of coverage and reimbursement, then our pricing or reimbursement for our products may be affected and our product sales, results of operations or financial condition could be harmed.

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

Failure to comply with the laws and regulations administered by the FDA or other agencies could result in:

•	administrative and judicial sanctions, including warning letters;
•	fines and other civil penalties;
•	suspension or withdrawal of regulatory approval to market our products;
•	interruption of production;

•	operating restrictions;
•	product recall or seizure;
•	injunctions; and
•	criminal prosecution.

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

We have invested significant resources in the development of our most advanced drug candidates. Ruxolitinib recently entered into a pivotal Phase II clinical trial for the treatment of patients with steroid-refractory acute graft-versus-host disease and is in other clinical trials. Epacadostat commenced Phase III clinical trials in late 2016.  Further, we have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons.  For example, in early 2016, we decided to discontinue the studies of ruxolitinib in pancreatic cancer and solid tumors and INCB39110 in pancreatic cancer.  If a product is developed but not approved or marketed, we may have spent significant amounts of time and money on it, which could adversely affect our operating results and financial condition as well as our business plans.

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

Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our products and drug candidates. Our ability to generate revenues will be diminished if we are unable to obtain an adequate level of reimbursement from private insurers, government insurance programs or other third‑party payors of health care costs, which could be affected by current and potential healthcare reform legislation.

Our ability to commercialize our current and any future approved products successfully will depend in part on the extent to which adequate reimbursement levels for the cost of our products and related treatment are obtained from third‑party payors, such as private insurers, government insurance programs, including Medicare and Medicaid, health maintenance organizations (HMOs) and other health care related organizations.

In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare and other federal health care programs. Comprehensive reforms to the U.S. healthcare system were enacted, including changes to the methods for, and amounts of, Medicare reimbursement. While there is currently significant uncertainty regarding the implementation of some of these reforms or the scope of amended or additional reforms, the implementation of reforms could significantly reduce payments from Medicare and

Medicaid. Reforms or other changes to these payment systems, may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third-party payors for our current and any future approved products. Some of these changes and proposed changes could result in reduced reimbursement rates or in eliminating dual sources of payment, which could reduce the price that we or any of our collaborators or licensees receive for any products in the future, and which would adversely affect our business strategy, operations and financial results. Further federal and state proposals to regulate prices of pharmaceutical products and other health care reforms are possible, which could limit the prices that can be charged for any of our products and may further limit the commercial viability of our products and drug candidates. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. If reimbursement for our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. There may be future changes that result in reductions in current coverage and reimbursement levels for our current or any future approved products, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

Third‑party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States, the organizations for which could control or significantly influence the purchase of health care services and products, as well as legislative and regulatory proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products. Adoption of our products by the medical community may be limited without adequate reimbursement for those products. Cost control initiatives may decrease coverage and payment levels for our products and, in turn, the price that we will be able to charge for any product. Our products may not be considered cost‑effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a profitable basis. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to our current and any future approved products.

The continuing efforts of legislatures, health agencies and third‑party payors to contain or reduce the costs of health care, any denial of private or government payor coverage or inadequate reimbursement for our drug candidates could materially and adversely affect our business strategy, operations, future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers, collaborators and licensees and the availability of capital.

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

We will likely not be able to control the amount and timing of resources that our collaborators or licensees devote to our programs or drug candidates. If our collaborators or licensees prove difficult to work with, are less skilled than we originally expected, do not devote adequate resources to the program, pursue alternative technologies or develop alternative products, or do not agree with our approach to development or manufacturing of the drug candidate, the relationship could be unsuccessful. Our collaborations with respect to epacadostat involve the study of our collaborators’ drugs used in combination with epacadostat on a number of indications or tumor types, many of which are the same across multiple collaborations. We cannot assure you that potential conflicts will not arise or be alleged among these collaborations. If a business combination involving a collaborator or licensee and a third party were to occur, the effect could be to terminate or cause delays in development of a drug candidate.

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

We had net losses from inception in 1991 through 1996 and in 1999 through December 31, 2014. Because of those losses, we had an accumulated deficit of $1.9 billion as of March 31, 2017. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in 2017 and in future periods as well.

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

We derived substantially all of our revenues for the three months ended March 31, 2017 from JAKAFI and ICLUSIG product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.

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

RISKS RELATING TO INFORMATION TECHNOLOGY AND DATA PRIVACY

Significant disruptions of information technology systems, breaches of data security, or unauthorized disclosures of sensitive data or personally identifiable information or individually identifiable health information could adversely affect our business, and could subject us to liability or reputational damage.

Our business is increasingly dependent on critical, complex, and interdependent information technology (IT) systems, including Internet-based systems, some of which are managed or hosted by third parties, to support business processes as well as internal and external communications. The size and complexity of our IT systems make us potentially vulnerable to IT system breakdowns, malicious intrusion, and computer viruses, which may result in the impairment of our ability to operate our business effectively.

In addition, our systems are potentially vulnerable to data security breaches which may expose sensitive data to unauthorized persons or to the public. Such data security breaches could lead to the loss of confidential information, trade secrets or other intellectual property, or could lead to the public exposure of personal information (including personally identifiable information or individually identifiable health information) of our employees, clinical trial patients, customers, business partners, and others.  In addition, the increased use of social media by our employees and contractors could result in inadvertent disclosure of sensitive data or personal information, including but not limited to, confidential information, trade secrets and other intellectual property.

Any such disruption or security breach, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. Federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as but not limited to private litigation, disruptions to our operations and collaborations, and damage to our reputation, which could harm our business and operations. We have implemented measures to prevent, respond to and minimize such risks, however, there is no assurance that these measures will be successful.

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

10.1†*

First Amendment, entered into as of  February 14, 2017, to License, Development and Commercialization Agreement entered into as of January 9, 2015, by and between the Company, Incyte Europe S.à.r.l. (a wholly owned subsidiary of the Company), Agenus, Inc. and Agenus Switzerland Inc. (f/k/a 4-Antibody AG).

10.2*	Stock Purchase Agreement, entered into as of February 14, 2017, between the Company and Agenus Inc.

10.3

Letter Agreement, entered into as of February 17, 2017, among the Company and the entities named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2017).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.

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

INCYTE CORPORATION

Dated: May 4, 2017	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2017	By:	/s/ DAVID W. GRYSKA
David W. Gryska
Chief Financial Officer
(Principal Financial Officer)

INCYTE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1†*

First Amendment, entered into as of  February 14, 2017, to License, Development and Commercialization Agreement entered into as of January 9, 2015, by and between the Company, Incyte Europe S.à.r.l. (a wholly owned subsidiary of the Company), Agenus, Inc. and Agenus Switzerland Inc. (f/k/a 4-Antibody AG).

10.2*	Stock Purchase Agreement, entered into as of February 14, 2017, between the Company and Agenus Inc.

10.3

Letter Agreement, entered into as of February 17, 2017, among the Company and the entities named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2017).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.

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