Form 10-K/A
period 2016-12-31
INCYTE CORP
filed 2017-06-30
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 001-12400

INCYTE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3136539
(State of other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1801 Augustine Cut-Off
Wilmington, DE	19803
(Address of principal executives offices)	(zip code)

(302) 498-6700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.001 par value per share	The NASDAQ Stock Market LLC

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed on February 14, 2017 (the “Original Form 10-K”) of Incyte Corporation (the “Company” or “we”), as amended by Amendment No.1 to the Annual Report on Form 10-K of the Company, filed on March 16, 2017 (together with the Original Form 10-K, the “Amended Form 10-K”).  This Amendment is being filed solely for the purpose of amending Exhibits 10.20.4, 10.26 and 10.27 under Item 15(b) of Part IV of the Original Report (renumbered as Exhibits 10.21.4, 10.27 and 10.28 in this Amendment) in connection with a request for confidential treatment of portions of such exhibits and providing a corrected and updated list of exhibits under Item 15(b).

This Amendment should be read in conjunction with the Amended Form 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.  The Amended Form 10-K has not been amended or updated to reflect events occurring after February 14, 2017, except as specifically set forth in this Amendment.

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
3(i)

Integrated copy of the Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

3(ii)	Bylaws of the Company amended and restated as of July 31, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.2

Indenture, dated as of November 14, 2013, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 14, 2013).

4.3

Indenture, dated as of November 14, 2013, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 14, 2013).

10.1#	1991 Stock Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

Exhibit Number	Description of Document
10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-68138)).
10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-68138)).
10.4#	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.5#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2016).
10.6#

Form of Stock Option Agreement for Executive Officers under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.7#

Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.8#

Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.9#

Form of Nonstatutory Stock Option Agreement for Outside Directors under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.10#

Form of Restricted Stock Unit Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.11#

Form of Performance Share Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

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

10.17.1#	Employment Agreement between the Company and Hervé Hoppenot dated as of January 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2014).
10.17.2#

Amendment, dated as of April 13, 2015, to Employment Agreement between the Company and Hervé Hoppenot, dated as of January 11, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.18#

Restricted Stock Unit Award Agreement between the Company and Hervé Hoppenot dated January 13, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 13, 2014).

Exhibit Number	Description of Document
10.19†

Collaborative Research and License Agreement dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.20.1†

Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.20.2†

Amendment, dated as of April 5, 2016, to Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.21.1†

License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.21.2†

Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.21.3†

Third Amendment, entered into effective March 31, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.21.4†**

Fourth Amendment, entered into effective December 13, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company.

10.22†

License, Development and Commercialization Agreement, entered into as of January 9, 2015, by and between the Company, Incyte Europe S.a.r.l. (a wholly owned subsidiary of the Company), Agenus, Inc. and 4-Antibody AG (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.23

Stock Purchase Agreement, entered into as of January 9, 2015, between the Company and Agenus, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.24†

License and Collaboration Agreement, dated as of September 1, 2015, by and between Incyte Europe S.à.r.l. and Jiangsu Hengrui Medicine Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.25†

Share Purchase Agreement, dated as of May 9, 2016, by and among Incyte Europe S.à.r.l., ARIAD Pharmaceuticals (Cayman) L.P., ARIAD Pharmaceuticals, Inc., as guarantor, and the Company, as guarantor (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.26†

Amended and Restated Buy-In License Agreement, dated as of June 1, 2016, between ARIAD Pharmaceuticals, Inc., ARIAD Pharmaceuticals (Europe) S.à.r.l. and the Company, as guarantor (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2016).

10.27†**	Collaboration and License Agreement, dated December 20, 2016, by and between the Company and Merus N.V.
10.28†**	Share Subscription Agreement, dated December 20, 2016, by and between the Company and Merus N.V.
10.29

Letter Agreement dated September 24, 2009 among the Company and the entities named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2009).

Exhibit Number	Description of Document
10.30

Letter Agreement dated November 7, 2013 among the Company and the entities named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 14, 2013).

10.31

Registration Rights Agreement, dated as of February 12, 2016, between the Company and 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.32†

Lease Agreement by and between the Company and Augustine Land I, L.P., effective October 4, 2013 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.33

Agreement of Sale between Incyte Corporation and Augustine Land II, L.P., dated August 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2015).

12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1****	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 129 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer, dated February 14, 2017.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer, dated February 14, 2017.
31.3****	Rule 13a-14(a) Certification of the Chief Executive Officer, dated March 17, 2017.
31.4****	Rule 13a-14(a) Certification of the Chief Financial Officer, dated March 17, 2017.
31.5**	Rule 13a-14(a) Certification of the Chief Executive Officer, dated June 30, 2017.
31.6**	Rule 13a-14(a) Certification of the Chief Financial Officer, dated June 30, 2017.
32.1***	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350), dated February 14, 2017.
32.2***	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350), dated February 14, 2017.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

*                                         Filed with the Original Form 10-K.

**                                  Filed herewith.

***                           In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 to the Original Form 10-K and in Exhibits 32.3 and 32.4 hereto are deemed to accompany the Form 10-K, as amended, and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

****                    Filed with Amendment No. 1 to the Original Form 10-K, filed on March 16, 2017.

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

INCYTE CORPORATION

By:	/s/DAVID W. GRYSKA
David W. Gryska
Executive Vice President and Chief Financial Officer

Date: June 30, 2017

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i)

Integrated copy of the Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

3(ii)	Bylaws of the Company amended and restated as of July 31, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.2

Indenture, dated as of November 14, 2013, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 14, 2013).

4.3

Indenture, dated as of November 14, 2013, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 14, 2013).

10.1#	1991 Stock Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.2#	Form of Incentive Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-68138)).
10.3#	Form of Nonstatutory Stock Option Agreement under the 1991 Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-68138)).
10.4#	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.5#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2016).
10.6#

Form of Stock Option Agreement for Executive Officers under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.7#

Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.8#

Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.9#

Form of Nonstatutory Stock Option Agreement for Outside Directors under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.10#

Form of Restricted Stock Unit Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.11#

Form of Performance Share Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

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

10.17.1#	Employment Agreement between the Company and Hervé Hoppenot dated as of January 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2014).
10.17.2#

Amendment, dated as of April 13, 2015, to Employment Agreement between the Company and Hervé Hoppenot, dated as of January 11, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.18#

Restricted Stock Unit Award Agreement between the Company and Hervé Hoppenot dated January 13, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 13, 2014).

10.19†

Collaborative Research and License Agreement dated as of November 18, 2005, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.20.1†

Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.20.2†

Amendment, dated as of April 5, 2016, to Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.21.1†

License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.21.2†

Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.21.3†

Third Amendment, entered into effective March 31, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.21.4†**

Fourth Amendment, entered into effective December 13, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company.

10.22†

License, Development and Commercialization Agreement, entered into as of January 9, 2015, by and between the Company, Incyte Europe S.a.r.l. (a wholly owned subsidiary of the Company), Agenus, Inc. and 4-Antibody AG (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.23

Stock Purchase Agreement, entered into as of January 9, 2015, between the Company and Agenus, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.24†

License and Collaboration Agreement, dated as of September 1, 2015, by and between Incyte Europe S.à.r.l. and Jiangsu Hengrui Medicine Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.25†

Share Purchase Agreement, dated as of May 9, 2016, by and among Incyte Europe S.à.r.l., ARIAD Pharmaceuticals (Cayman) L.P., ARIAD Pharmaceuticals, Inc., as guarantor, and the Company, as guarantor (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.26†

Amended and Restated Buy-In License Agreement, dated as of June 1, 2016, between ARIAD Pharmaceuticals, Inc., ARIAD Pharmaceuticals (Europe) S.à.r.l. and the Company, as guarantor (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2016).

10.27†**	Collaboration and License Agreement, dated December 20, 2016, by and between the Company and Merus N.V.
10.28†**	Share Subscription Agreement, dated December 20, 2016, by and between the Company and Merus N.V.
10.29

Letter Agreement dated September 24, 2009 among the Company and the entities named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2009).

10.30

Letter Agreement dated November 7, 2013 among the Company and the entities named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 14, 2013).

10.31

Registration Rights Agreement, dated as of February 12, 2016, between the Company and 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.32†

Lease Agreement by and between the Company and Augustine Land I, L.P., effective October 4, 2013 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.33

Agreement of Sale between Incyte Corporation and Augustine Land II, L.P., dated August 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2015).

12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1****	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 129 of this Form 10-K).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer, dated February 14, 2017.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer, dated February 14, 2017.
31.3****	Rule 13a-14(a) Certification of the Chief Executive Officer, dated March 17, 2017.
31.4****	Rule 13a-14(a) Certification of the Chief Financial Officer, dated March 17, 2017.
31.5**	Rule 13a-14(a) Certification of the Chief Executive Officer, dated June 30, 2017.
31.6**	Rule 13a-14(a) Certification of the Chief Financial Officer, dated June 30, 2017.
32.1***	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350), dated February 14, 2017.
32.2***	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350), dated February 14, 2017.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

*                                         Filed with the Original Form 10-K.

**                                  Filed herewith.

***                           In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 to the Original Form 10-K and in Exhibits 32.3 and 32.4 hereto are deemed to accompany the Form 10-K, as amended, and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

****                    Filed with Amendment No. 1 to the Original Form 10-K, filed on March 16, 2017.

†                                         Confidential treatment has been requested with respect to certain portions of these agreements.

#                                         Indicates management contract or compensatory plan or arrangement.